Form 10QSB
period 1996-06-30
AVIC GROUP INTERNATIONAL INC/
filed 1996-08-14
CIK 912890

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________

                         Commission file number: 0-22520

                          AVIC GROUP INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                           84-0873124
     --------------------------------           -------------------
     (State or other jurisdiction               (I.R.S. Employer
     of incorporation or organization)          Identification No.)

           599 Lexington Avenue, 44TH Floor, New York, New York 10022
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 212-319-9160
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
     Title of each class                         on which registered
     -------------------                        ---------------------
           None                                        None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $0.001 par value per share
                     ----------------------------------------
                                (Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the
past 90 days.  Yes  X   No
                  -----    -----

The number of shares outstanding of the issuer's common stock as of August 13, 1996 was 28,451,982.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [X]

                                   PART ONE

                             FINANCIAL INFORMATION


ITEM 1.  Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The condensed consolidated financial statements at June 30, 1996 and for the three months then ended are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. All of the adjustments are of a normal recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations, contained in the Form 10-KSB filed by the Company on July 15, 1996. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results for the entire year ending March 31, 1997.

     DEVELOPMENT STAGE COMPANY
     The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and its planned principal operations have not commenced yet. All losses accumulated since inception have been considered as part of the Company's development stage activities.

     BASIS OF PRESENTATION
     The accompanying financial statements have been prepared in conformity with general accepted accounting principles, which contemplate continuation of the Company as a going concern. However, during the three months ended June 30, 1996, the Company experienced a net loss of $785,397. In view of this matter, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, and the success of its plans to establish Sino-foreign joint ventures to develop telecommunications networks in the People's Republic of China.

                        AVIC GROUP INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS
                         A Development Stage Company
                                 (Unaudited)



                                                                  June 30         March 31
                                                                    1996            1996
                                                                  -------         --------
ASSETS
CURRENT ASSETS:
      Cash                                                       $    407,962    $    185,889
      Subscription receivable (Note 1)                              1,750,000
      Accounts receivable                                              14,250
      Prepaid expenses and other current assets                         8,080          60,678
                                                                 ------------    ------------

         Total Current assets                                       2,180,292         246,567

Equipment, net of accumulated depreciation                             76,486          76,233
Joint venture deposit                                               1,170,000       1,170,000
Non-refundable equipment purchase deposit                           4,572,536       4,572,536
Other assets                                                          170,580         167,200
                                                                 ------------    ------------

TOTAL ASSETS                                                     $  8,169,894    $  6,232,536
                                                                 ------------    ------------
                                                                 ------------    ------------

    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable and accrued expenses                      $    889,510    $    866,990
      Accrued interest                                                683,522         651,063
      Loans payable - stockholders (unsecured, interest
      at 8.5% per annum)                                            2,613,553       2,563,553
                                                                 ------------    ------------

         Total current liabilities                                  4,186,585       4,081,606

STOCKHOLDER'S EQUITY
      Preferred stock: $.001 par value, authorized 10,000,000
       shares; issued and outstanding 1,524,178                         1,524           1,524
      Preferred stock: $.001 par value, authorized 10,000,000
       shares; issued and outstanding 100                                   1
      Common stock: $.001 par value, authorized 100,000,000
       shares; issued and outstanding 28,451,982
       and 28,436,982 June 30 and March 31, 1996                       28,453          28,437
      Additional paid-in capital                                   21,266,380      18,648,620
      Deficit accumulated during the development stage            (17,313,049)    (16,527,651)
                                                                 ------------    ------------

         Total stockholders' equity                                 3,983,309       2,150,930
                                                                 ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                   $  8,169,894    $  6,232,536
                                                                 ------------    ------------
                                                                 ------------    ------------



Note 1: The funds held in escrow from the sale of the Company's Preferred Series B Stock were released to the Company on August 14, 1996.



  The accompanying notes are an integral part of these financial statements.

                        AVIC GROUP INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                         A Development Stage Company
                                 (Unaudited)


                                                                         March 27,1992
                                                                         (Inception) to
                                            Three months ended June 30,      June 30,
                                                1996          1995              1996
                                                ----          ----        --------------

REVENUE
    Net sales                                              $   213,614     $  1,223,894

EXPENSES
    Cost of sales                                              118,728        1,061,435
    Selling, general, and administrative    $   751,109        974,658       10,513,723
    Research and development                                   523,662        5,731,612
                                            -----------    -----------     ------------

         Total expenses                         751,109      1,617,048       17,306,770
                                            -----------    -----------     ------------

    Loss from operations                      ($751,109)   ($1,403,434)    ($16,082,876)
                                            -----------    -----------     ------------


OTHER INCOME (EXPENSE)
    Consulting income                                                           150,000
    Gain from sale of assets                                                     31,880
    Loss from abandoned assets                                                 (130,840)
    Interest expense                           ($32,459)       (60,355)        (797,045)
    Equity in losses of unconsolidated
    subsidiary                                                                 (500,000)
    Other                                                        1,428           17,662
    Income taxes                                ($1,829)       ($1,600)         ($1,829)
                                            -----------    -----------     ------------

NET LOSS                                      ($785,397)   ($1,463,961)    ($17,313,048)
                                            -----------    -----------     ------------
                                            -----------    -----------     ------------

NET LOSS PER SHARE                               ($0.03)        ($0.06)          ($1.46)
                                            -----------    -----------     ------------
                                            -----------    -----------     ------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING   28,436,982     25,243,409       11,828,506
                                            -----------    -----------     ------------
                                            -----------    -----------     ------------



  The accompanying notes are an integral part of these financial statements.

                        AVIC GROUP INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          A Development Stage Company
                                (Unaudited)


                                                              March 27,
                                                                 1992
                                                           (Inception) to        Three months ended
                                                               June 30,                June 30,
                                                                1996             1996           1995
                                                           ---------------       ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  ($17,313,049)     ($785,398)     ($1,463,961)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Issuance of common stock for services                        117,775        117,775
    Amortization of capitalized software development
      costs                                                      450,000                          84,375
    Depreciation                                                 867,902          5,905           97,371
    Loss from abandoned assets                                   130,840
    Gain from sale of assets                                     (31,880)
    Equity in losses of unconsolidated subsidiary                500,000
    (Increase) decrease in:
      Accounts receivable                                        (17,969)       (14,250)          (91,772)
      Inventories                                               (564,451)             0           (32,632)
      Prepaid expenses and other current assets                  (64,638)        52,598           (33,545)
      Other assets                                              (170,580)        (3,380)          (169,372)
    Increase (decrease) in:
      Accounts payable and accrued expenses                    1,842,812         22,522            201,656
      Accrued interest                                           683,522         32,459             60,355
      Deposit                                                    850,000              0                  0
                                                             -----------      ---------        -----------

        Net cash used in operating activities                (12,719,716)      (571,768)        (1,347,525)
                                                             -----------      ---------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of machinery and equipment                         (1,591,759)        (6,158)          (102,332)
  Joint venture deposit                                       (1,170,000)
  Proceeds from sale of assets                                   250,000
  Increase in capitalized computer software development
    costs                                                       (675,000)
                                                             -----------      ---------        -----------

        Net cash used in investing activities                 (3,186,759)        (6,158)          (102,332)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in loans payable-stockholders, net                  9,228,801         50,000            361,104
  Receipt of common stock subscription receivable              1,536,303                           (50,000)
  Sale of preferred stock                                        750,000        750,000
  Sale of common stock                                         4,799,333
                                                             -----------       ---------        -----------

       Net cash provided by financing activities              16,314,437         800,000            311,104
                                                             -----------       ---------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             407,962         222,073         (1,138,753)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         0         185,889          1,178,898
                                                             -----------       ---------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $   407,962       $ 407,962        $    40,145
                                                             -----------       ---------        -----------
                                                             -----------       ---------        -----------


  The accompanying notes are an integral part of these financial statements.

                                   ITEM TWO

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.

Net sales decreased from $213,614 during the three months ended June 30, 1995 to $0 during the three months ended June 30, 1996. Net sales during the three months ended June 30, 1995 reflect the former operations of the Company's subsidiary, ITV Communications, Inc. ("ITV"). However, since the asset sale of ITV in January 1996, the Company has focused its business strictly on establishing Sino-foreign joint ventures ("SFJVs") to build, transfer ownership of, service, and maintain telecommunications networks in the People's Republic of China ("PRC"). The Company does not currently generate sales or market any products.

Selling, general and administrative expenses decreased 23% from $974,658 during the three months ended June 30, 1995 to $751,109 during the three months ended June 30, 1996. The decrease primarily related to a decrease in operations related to the asset sale of ITV as well as a reduction in professional fees paid out during the period.

Net research and development expenses decreased by 100% from $523,662 during the three months ended June 30, 1995 to $0 during the three months ended June 30, 1996. The decrease in research and development expenses related to the cessation of the Company's ITV operations.

The Company's net loss decreased from $1,463,961 during the three months ended June 30, 1995 to $785,397 during the three months ended June 30, 1996. The decrease in net loss primarily relates to the Company's reduction in professional fees paid out during the period, as well as the asset sale of ITV and the cessation of the operations of ITV and its marketing and research and development activities. Further, the Company's interest expense decreased due to a conversion of $1,891,553 debt to 1,891,553 shares of the Company's common stock in December 1995.

LIQUIDITY AND CAPITAL RESOURCES. The Company's current cash flow from operations is not capable of supporting existing business operations in its present form. Since inception in March 1992, the Company has financed its development stage activities through equity investments and loans from its founding stockholders.

The Company generated sales of $1,223,894 from March 1992 (inception) through June 30, 1996. All of these sales occurred from March 31, 1993 through March 31, 1996. However, the Company has generated losses of $16,082,876 from operations from March 1992 through June 30, 1996 and net losses of $17,313,048 since inception. There can be no assurances that the Company will ever achieve profitable operations.

Upon the completion of the asset sale of ITV in January 1996, the Company ceased research and development, marketing, and sales of products from its ITV subsidiary and devoted substantially all of its efforts in developing Sino-foreign joint ventures to establish telecommunications networks in the PRC.

From its inception in March, 1992 through June 30, 1996, the Company has used $12,822,941 of cash from its operating activities. This use of cash was primarily the result of the net loss of $17,313,048 since inception.

Further, the Company used approximately $3,187,000 of cash from investing activities during this period. This amount resulted from approximately $1,592,000 used for the purchase of machinery and equipment and $675,000 expended for capitalized computer software development costs used in research and development in the Company's former business operations, and $1,170,000 used as a deposit for the Company's proposed investment in a GSM network in Hebei Province, PRC.

On June 12, 1996, the Company entered into an agreement to form a Sino-foreign joint venture with Beijing CATCH to develop a paging network in the PRC. The Company has agreed to contribute the capital needed to build this paging network in exchange for a seventy percent (70%) equity interest in the joint venture (See "Subsequent Events").

On June 12, 1996, the Company issued 100 shares of the Company's Series B Convertible Preferred Stock at a purchase price of $25,000 per share, and warrants were issued to purchase a number of shares of the Company's Common Stock equal to the number of shares of common stock underlying the Series B Convertible Preferred Stock in consideration of $2,500,000. In connection with the transaction, $750,000 of the gross proceeds were released to the Company and $1,750,000 of the gross proceeds were deposited into a post-closing escrow, subject to release to the Company in the event that certain legal opinions are delivered to the investors, on or before August 11, 1996, with respect to the formation of the Company's Paging System Joint Venture with Beijing CATCH. The Company fulfilled its requirements relating to the release of this post-closing escrow on August 8, 1996 (See "Subsequent Events").

Certain of the Company's agreements related to Sino-foreign joint ventures that will engage in telecommunications business in the PRC are preliminary in nature and are subject to the receipt of significant approvals and permits from various governmental agencies in the PRC and, in certain cases, the execution of more definitive agreements. There can be no assurances that, in connection with those joint ventures that require more definitive agreements and further approvals, such definitive agreements will ever be consummated or that such approvals and permits will be obtained for the benefit of the Company.

Since the Company does not currently have the technical capability, personnel or resources to build, service or maintain a telecommunications network, the consummation of all or any of these transactions may require the cooperation and participation of third parties, other than PRC governmental agencies, who may be parties to or independent contractors with any such proposed Sino-foreign joint ventures, for the purpose of building, servicing or maintaining any such telecommunications network. There can be no assurances that the Company will be able to obtain the requisite cooperation or participation of any such third parties with respect to the Company's proposed business operations.

Although each of these agreements sets forth certain understandings as to the extent of the contributions and interests in these proposed Sino-foreign joint ventures, there can be no assurances as to the final terms of the definitive agreements, if any, with respect to these proposed Sino-foreign joint ventures.

Further, each of these agreements will require significant financings necessary to fund the construction of such networks. The Company does not currently have any commitments for any such financing or sufficient resources to fund such construction, and there can be no assurances that any such financing can be obtained on terms favorable to the Company or at all.

In addition, the Company's proposed business operations in the PRC are subject to significant risks. These risks include, but are not limited to the limited precedent for the establishment of Sino-foreign ventures for the purpose of engaging in the telecommunications industry in the PRC, governmental restrictions on foreign business ventures in the PRC, PRC regulation of it's economy and foreign currency exchange and general political environment in the PRC.

The Company's successful transition from a development stage company to profitable operations is dependent upon obtaining adequate financing to fund current operations and the development of a market for the Company's products. The Company will continue to seek funds in the form of lines of credit and /or equity and debt securities from third party resources as well as from its existing stockholders.

The Company's auditors have included an explanatory paragraph in their Report of Independent Certified Public Accountants to the effect that recovery of the Company's assets are dependent upon future events, the outcome of which is undeterminable, and that the successful completion of the Company's development program and it's transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. There can be no assurances that such a financing can be completed on terms favorable to the Company or at all, or that the business of the Company will ever achieve profitable operations.

In the event the Company fails to raise additional funds from such financing, and fails to generate any additional revenues from operations, the Company may not be able to meet all of its obligations past January 31, 1997, based on its current operating expenditures, giving effect to the closing of the $2,500,000 private placement in August
1996.   There can be no assurances that any additional sources of financing will be available from existing stockholders or external sources on terms favorable to the Company or at all or that the business of the Company will ever achieve profitable operations. In the event the Company does not receive any such additional financing or generate profitable operations, management's options will be to suspend or discontinue its business activity in its present form.

SUBSEQUENT EVENTS

On July 11, 1996 the Company entered into an agreement with Wasserstein Perella & Company ("Wasserstein") where Wasserstein will act as a financial advisor to the Company with respect to strategic investors for the Company's paging and GSM cellular projects in the PRC. The terms of the engagement call for an annual retainer fee of $150,000 payable in three monthly installments, with $50,000 payable upon the signing of the engagement, and $50,000 payable the ninth day of the two following months. In addition, Wasserstein will receive four percent (4%) of the gross proceeds from any debt or equity financing or investment arising from the engagement.

On July 17, 1996 the Company entered into an agreement with Barington Capital Group, L.P. ("Barington") in which Barington will act as a financial consultant to the Company relating to corporate finance and other financial matters though July 31, 1999. As compensation for this engagement, Barington will receive a five-year warrant to purchase 400,000 shares of the Company's common stock at an exercise price equal to $4.17 per share. Further, Barington will receive four percent (4%) of the gross proceeds of any equity or debt financing provided to the Company from sources introduced to the Company by Barington.

The Company also signed a retainer with Merrill Lynch (Asia Pacific) Limited ("Merrill Lynch") on July 31, 1996. Merrill Lynch will act as financial advisor to the Company and will assist the Company with strategic financing alternatives with respect to the Company's PRC projects. The Company is required to pay Merrill Lynch a retainer of $500,000, of which $50,000 was paid upon execution of the agreement, and an additional three installments of $150,000 will be payable every 120 days following the execution of the agreement. Additional fees may be paid to Merrill Lynch if Merrill Lynch successfully assists the Company in raising funding for the Company and the Company's Sino-foreign joint ventures.

On July 30, 1996, the Company, Beijing CATCH, and Hebei United Telecommunications Development Corporation ("Hebei United") obtained approval from the Commission of Foreign Trade and Economic Cooperation of Hebei Province, PRC to establish a Sino-foreign joint venture to develop a paging network in the PRC (the "PRC Paging Joint Venture"). The Company, Beijing CATCH, and Hebei United will have a seventy percent (70%), twenty-five percent (25%), and five percent (5%) interest in this sino-foreign joint venture, respectively.

On August 8, 1996 the Company fulfilled its obligations relating to the sale of its Preferred Shares B and the closing of the post-closing escrow. On August 14, 1996, the Company received the remaining gross proceeds of $1,750,000 from the sale of its securities which were held in escrow. These funds will be used for operating capital, and for the capital contribution to the joint venture company. The Company paid $230,000 as selling agent's fees in connection with the transaction.

                                  SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 1996                       AVIC GROUP INTERNATIONAL, INC.



                                             By:/S/ Joseph R. Wright, Jr.
                                                ------------------------------
                                                Joseph R. Wright, Jr.
                                                Chief Executive Officer



                                             By:/S/ Michael J. Lim
                                                ------------------------------
                                                Michael J. Lim
                                                Chief Financial Officer