Form 10QSB
period 1996-09-30
AVIC GROUP INTERNATIONAL INC/
filed 1996-11-19
CIK 912890

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended                September 30, 1996          .
                                -------------------------------------------


Commission File Number:           0-22520              .
                        --------------------------------

                              AVIC GROUP INTERNATIONAL, INC.                   .
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                            84-0873124                      .
----------------------------------     -----------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                        599 Lexington Avenue, 44th Floor
                            New York, New York 10022                           .
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 319-9160
                                 ---------------
                         (Registrant's telephone number)


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     x            No
     -------             -------

            Class                           Outstanding as of  November 18, 1996
----------------------------                ------------------------------------
Common Stock, par value $.001 per share                  29,373,747

Transitional Small Business Format (Check one): Yes        No   x .
                                                    -----     -----


                                     1 OF 16

                                    PART ONE

                              FINANCIAL INFORMATION

Item 1.        Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The condensed consolidated financial statements at September 30, 1996 and for the six months then ended are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. All of the adjustments are of a normal recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations, contained in the Form 10-KSB filed by the Company on July 15, 1996. The results of operations for the six months ended September 30, 1996 are not necessarily indicative of the results for the entire year ending March 31, 1997.

     DEVELOPMENT STAGE COMPANY
     The Company is a development stage company as defined in Statement of Financial Accounting Standards No.7. The Company is devoting substantially all of its present efforts to establish a new business and its planned principal operations have not commenced yet. All losses accumulated since inception have been considered as part of the Company's development stage activities.

     BASIS OF PRESENTATION
     The accompanying financial statements have been prepared in conformity with general accepted accounting principles, which contemplate continuation of the Company as a going concern. However, during the six months ended September 30, 1996, the Company experienced a net loss of $1,587,794. In view of this matter, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, and the success of its plans to establish Sino-foreign joint ventures to develop telecommunications networks in the People's Republic of China.

     In January 1996, the Company sold substantially all of the assets and liabilities of ITV Communications, Inc. (the "ITV Asset Sale") associated with ITV Communications, Inc.'s operations, and ITV's operations ceased after the ITV Asset Sale. Since January 1996, the Company has focused its business solely on establishing Sino-foreign joint ventures ("SFJVs") to develop telecommunications networks in the People's Republic of China ("PRC"). The Company does not currently generate sales or market any products

NOTE 2 - SUMMARY OF CONSOLIDATION OF SINO-FOREIGN JOINT VENTURE INTEREST

     On or about September 24, 1996 the Company received all applicable PRC regulatory approvals to acquire a 60.8% interest in a Sino-foreign joint venture (the "GSM JV") that is involved in developing a digital cellular telephone network in Hebei Province, PRC. The GSM JV was established to hold a 51% interest in a Sino-foreign joint venture (the "NTT JV") with NTT International that is developing a GSM network in Hebei Province, PRC. As a result, the attached financial statements of the Company for the period ending September 30, 1996 reflect the consolidation of the Company's interests in the GSM JV. The Company's investment was previously accounted for as a joint venture deposit. The table below summarizes the effect of consolidating the entities previously accounted for as a deposit:

                                                INCREASE/(DECREASE)
   Accounts receivable                                 $4,499,175
   Prepaid expenses                                     1,574,644
   Fixed assets, net                                      122,563
   Construction in progress                               137,285
   Joint venture deposits                              (1,170,000)
   Deferred expenses                                       65,265
                                                    --------------
                                                        5,228,932
                                                    --------------

   Accounts and other payables                            $15,983
   Long term loans                                     11,017,864
   Minority interest                                    1,912,413
   Foreign currency translation                             2,375
                                                    --------------
                                                       12,948,635
                                                    --------------
   Cash balance acquired                               $7,719,703
                                                    --------------
                                                    --------------

                         AVIC GROUP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                           A Development Stage Company
                                   (Unaudited)

                                                                SEPTEMBER 30      MARCH 31
                                                                    1996            1996
                                                                    ----            ----
ASSETS
CURRENT ASSETS:
     Cash                                                        $8,867,524       $185,889
     Accounts receivable                                          4,524,135
     Prepaid expenses and other current assets                    1,582,724         60,678
                                                              --------------  -------------

          Total Current assets                                   14,974,383        246,567

Equipment, net of accumulated depreciation                          192,671         76,233
Construction in progress                                            137,285
Joint venture deposit                                                     0      1,170,000
Non-refundable equipment purchase deposit                         4,572,536      4,572,536
Deferred expenses                                                    65,265
Other assets                                                        170,580        167,200
                                                              --------------  -------------

TOTAL ASSETS                                                    $20,112,720     $6,232,536
                                                              --------------  -------------
                                                              --------------  -------------

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                         $831,481       $866,990
     Other accrued expenses                                          15,847
     Accrued interest                                               715,982        651,063
     Loans payable - stockholders (unsecured, interest
      at 8.5% per annum)                                          2,613,553      2,563,553
     Long term loans                                             11,017,864
     Minority interest                                            1,912,414
                                                              --------------  -------------

          Total current liabilities                              17,107,141      4,081,606

STOCKHOLDERS' EQUITY
     Preferred stock: $.001 par value, authorized 10,000,000
      shares; issued and outstanding 1,524,178                        1,524          1,524
     Preferred stock: $.001 par value, authorized 10,000,000
      shares; issued and outstanding 100                                  1
     Common stock: $.001 par value, authorized 100,000,000
      shares; issued and outstanding 28,451,982
      and 28,558,234 Sept. 30 and March 31, 1996                     28,558         28,437
     Additional paid-in capital                                  21,266,275     18,648,620
     Deficit accumulated during the development stage           (18,293,154)   (16,527,651)
     Foreign currency translation                                     2,375
                                                              --------------  -------------

          Total stockholders' equity                              3,005,579      2,150,930
                                                              --------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $20,112,720     $6,232,536
                                                              --------------  -------------
                                                              --------------  -------------


    The accompanying notes are an integral part of these financial statements

                         AVIC GROUP INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           A Development Stage Company
                                   (unaudited)

                                                                                                            March 27, 1992
                                                                                                            (inception) to
                                           Six months ended Sept 30               Quarter ended Sept 30        Sept 30,
                                                     1996           1995           1996           1995           1996
                                                     ----           ----           ----           ----           ----
REVENUE
     Net sales                                                      648,286                       $434,672     $1,223,894

EXPENSES
     Cost of sales                                                  333,347                        214,619      1,061,435
     Selling, general, and administrative          1,863,181      1,992,892     $1,112,072       1,018,234     11,525,795
     Research and development                                       939,357                        415,695      5,731,612

                                              -----------------------------   ------------    ------------   ------------
          Total expenses                           1,863,181      3,265,598      1,112,072       1,648,548     18,418,842

                                              -----------------------------   ------------    ------------   ------------
     Loss from operations                         (1,863,181)    (2,617,310)    (1,112,072)     (1,213,876)   (17,194,948)
                                              --------------  -------------   ------------    ------------  -------------

OTHER INCOME (EXPENSE)
     Consulting income                                                                                            150,000
     Gain from sale of assets                                                                                      31,860
     Loss from abandoned assets                                                                                  (130,840)
     Interest expense                                (32,170)      (123,577)           289         (63,222)      (796,756)
     Equity in losses of unconsolidated
     subsidiary                                                                                                  (500,000)
     Other                                           (32,774)         1,819        (23,085)            391        (15,112)
     Income taxes                                     (1,829)        (1,600)                                       (1,829)
                                              --------------  -------------   ------------    ------------  -------------

                                                                                                             ------------
LOSS BEFORE MINORITY INTEREST                     (1,929,954)    (2,740,666)    (1,134,668)     (1,276,707)   (18,457,605)
                                              --------------  -------------   ------------    ------------  -------------

MINORITY INTEREST IN LOSS OF SUBSIDIARIES            164,451                       164,451                        164,451

                                              --------------  -------------   ------------    ------------  -------------
NET LOSS                                         ($1,765,503)   ($2,740,668)     ($970,417)    ($1,276,707)  ($18,293,154)
                                              --------------  -------------   ------------    ------------  -------------
                                              --------------  -------------   ------------    ------------  -------------

NET LOSS PER SHARE                                    ($0.06)        ($0.11)        ($0.04)         ($0.05)        ($1.45)
                                              --------------  -------------   ------------    ------------  -------------
                                              --------------  -------------   ------------    ------------  -------------


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        28,450,896     25,250,950     28,464,659      23,256,409     12,755,405
                                              --------------  -------------   ------------    ------------  -------------
                                              --------------  -------------   ------------    ------------  -------------

    The accompanying notes are an integral part of these financial statements

                         AVIC GROUP INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                           A Development Stage Company
                                   (Unaudited)


                                                                   March 27,
                                                                     1992
                                                                (inception) to       Six months ended
                                                                   Sept. 30,             Sept. 30,
                                                                     1996           1996           1995
                                                                     ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITITES:
  Net loss                                                     ($18,293,154)   ($1,765,503)   ($1,463,961)
  Adjustments to reconcile net loss to net cash
    used in operation activities:
    Issuance of common stock for services                           117,775        117,775
    Amortization of capitalized software development costs          450,000                        84,375
    Depreciation                                                    874,290         12,283         97,371
    Loss from abandoned assets                                      130,840
    Gain from sale of assets                                        (31,880)
    Equity in losses of unconsolidated subsidiary                   500,000
    (Increase) decrease in:
      Accounts receivable                                           (26,679)       (24,960)       (91,772)
      Inventories                                                  (564,451)             0        (32,632)
      Prepaid expenses and other current assets                     (54,538)        52,598        (33,545)
      Other assets                                                 (170,580)        (3,380)      (169,372)
    Increase (decrease) in:
      Accounts payable and accrued expenses                       1,784,647        (35,643)       201,656
      Accrued interest                                              715,982         64,919         60,355
      Deposit                                                       850,000              0              0
                                                                ------------   ------------   ------------

        Net cash used in operating activities                   (13,729,858)    (1,581,911)    (1,347,525)
                                                                ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of machinery and equipment                            (1,591,755)        (6,157)      (102,332)
  Subsidiary cash acquired (Note 2)                               7,719,703      7,710,703
  Joint venture deposit                                          (1,170,000)
  Proceeds from sale of assets                                      250,000
  Increase in capitalized computer software development costs      (675,000)
                                                                ------------   ------------   ------------

        Net cash Provided by/(used in) investing activities       4,532,945      7,713,546       (102,332)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in loans payable stockholders, net                     9,228,801         50,000        361,101
  Receipt of common stock subscription receivable                 1,536,303                       (50,000)
  Sale of preferred stock                                         2,500,000      2,500,000
  Sale of common stock                                            4,799,333
                                                                ------------   ------------   ------------

        Net cash provided by financing activities                18,064,437      2,550,000        311,104
                                                                ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              8,867,524      8,861,635     (1,138,753)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            0        165,669      1,178,898
                                                                ------------   ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $6,867,524     $6,867,524        $40,145
                                                                ------------   ------------   ------------
                                                                ------------   ------------   ------------

         The accompanying notes are an integral part of these financials

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1995.

Following the ITV Asset Sale in January 1996, the Company has focused its business solely on establishing Sino-foreign joint ventures ("SFJVs") to develop telecommunications networks in the People's Republic of China ("PRC"). As a result of the ITV Asset Sale, the Company does not currently generate sales or market any products. In light of this change in operations, net sales decreased from $648,286 during the six months ended September 30, 1995 to $0 during the six months ended September 30, 1996. Net sales decreased from $648,286 during the six months ended September 30, 1995 to $0 during the six months ended September 30, 1996. Net sales during the six months ended September 30, 1995 reflect the former operations of the Company's subsidiary, ITV Communications, Inc. ("ITV").

Selling, general and administrative expenses decreased approximately 7% from $1,992,892 during the six months ended September 30, 1995 to $1,863,181 during the six months ended September 30, 1996. The decrease primarily related to a decrease in operations related to the ITV Asset Sale, a reduction in professional fees paid out during the period, and an increase due to operations related to the consolidation of the Company's interest in a joint venture in Hebei Province, PRC.

Net research and development expenses decreased by 100% from $939,357 during the six months ended September 30, 1995 to $0 during the six months ended September 30, 1996. The decrease in research and development expenses related to the cessation of the Company's ITV operations.

The Company's net loss decreased from $2,740,668 during the six months ended September 30, 1995 to $1,765,503 during the six months ended September 30, 1996. The decrease in net loss was due to the ITV Asset Sale, as ITV generated losses during the six months ended September 30, 1995, and the Company's reduction in professional fees paid out during the period. Further, the Company's interest expense decreased due to a conversion of $1,891,553 of debt to 1,891,553 shares of the Company's common stock in December 1995.

LIQUIDITY AND CAPITAL RESOURCES.

The Company generated sales of $1,223,894 from March 1992 (inception) through September 30, 1996. All of these sales occurred from March 31, 1993 through March 31, 1996. However, the Company has generated losses of $17,194,948 from operations from

March 1992 through September 30, 1996 and net losses of $18,293,154 since inception. There can be no assurances that the Company will ever achieve profitable operations.

Upon the completion of the ITV Asset Sale in January 1996, the Company ceased research and development, marketing, and sales of products from its ITV subsidiary and devoted substantially all of its efforts to developing Sino-foreign joint ventures to establish telecommunications networks in the PRC.

From its inception in March, 1992 through September 30, 1996, the Company has used $13,671,693 of cash from its operating activities. This use of cash was primarily the result of the net loss of $18,293,154 since inception.

Further, the Company used approximately $3,187,000 (net of subsidiary cash acquired, see Note 2) of cash from investing activities during this period. This amount resulted from approximately $1,592,000 used for the purchase of machinery and equipment, $675,000 expended for capitalized computer software development costs used in research and development in the Company's former business operations, and $1,170,000 used to acquire a 60.8% interest in a Sino-foreign joint venture that is involved in developing a cellular telephone network utilizing the Global System for Mobile Teleommunications ("GSM") standard in Hebei Province, PRC.

The Company's current cash flow from operations is not capable of supporting existing business operations in its present form. Since inception in March 1992, the Company has financed its development stage activities through equity investments and loans from its founding stockholders.

On July 11, 1996 the Company entered into an agreement with Wasserstein Perella & Company ("Wasserstein") in which Wasserstein will act as a financial advisor to the Company with respect to strategic investors in the Company's paging and GSM cellular projects in the PRC. The terms of the engagement call for an annual retainer fee of $150,000 payable in three monthly installments, with $50,000 payable upon the signing of the engagement, and $50,000 payable the ninth day of the two following months. In addition, Wasserstein will receive four percent (4%) of the gross proceeds from any debt or equity financing or investment arising from this agreement.


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

On July 31, 1996, the Company entered into an agreement with Merrill Lynch (Asia Pacific) Limited ("Merrill Lynch") in which Merrill Lynch will act as financial advisor to the Company and will assist the Company with strategic financing alternatives with respect to the Company's PRC projects. The Company is required to pay Merrill Lynch a retainer of $500,000, of which $50,000 was payable upon execution of the agreement, and an additional three installments of $150,000 will be payable every 120 days following the execution of the agreement. Additional fees may be paid to Merrill Lynch if Merrill Lynch successfully assists the Company in raising funding for the Company and the Company's Sino-foreign joint ventures.

On July 30, 1996, the Company, Beijing CATCH, and Hebei United Telecommunications Development Corporation ("Hebei United") obtained approval from the Commission of Foreign Trade and Economic Cooperation of Hebei Province, PRC to establish a Sino-foreign joint venture to develop a paging network in the PRC (the "PRC Paging Joint Venture"). The Company, Beijing CATCH, and Hebei United have a seventy percent (70%), twenty-five percent (25%), and five percent (5%) interest in this Sino-foreign joint venture, respectively.

On August 8, 1996 the Company fulfilled certain obligations relating to the sale of $2.5 million of its Series B Preferred Shares and the closing of a related post-closing escrow, in which $1.75 million had been held pending such fulfillment. On August 14, 1996, the Company received the remaining gross proceeds of $1,750,000 from the sale of Series B Preferred Shares which were held in escrow. These funds will be used for operating capital, and for the capital contribution to the PRC Paging joint venture company. The Company paid $230,000 in advisory fees in connection with the transaction.

On September 6, 1996 the Board of Directors of the Company approved certain revisions to the contract of Joseph R. Wright, Jr., Chairman and Chief Executive Officer of the Company. The revisions approved included the issuance of stock in lieu of cash compensation as payment for the salary that Mr. Wright had accrued between June 1995 and August 1996 (See "Subsequent Events"). The Board of Directors of the Company also approved revising his salary for the first year to $150,000, revising his salary for the second year to $300,000, and increasing his salary in each year thereafter by $100,000 commencing on April 15, 1997. Further the vesting schedule for options issuable to Mr. Wright was revised so that 25% of all such 6 million options will vest on each anniversary beginning on April 16, 1996.

On September 6, 1996, The Board of Directors of the Company elected R. T. McNamar as Vice-Chairman of the Company and a member of the Board of Directors of the Company. In his capacity as Vice-Chairman, Mr. McNamar will devote fifty percent of his time in assisting the Company to obtain financing for its secured telephony projects in the PRC. Mr. McNamar will be paid $100,000 per year, with 50% of such compensation to be accrued until such time as the Company has met certain liquidity objectives. Mr. McNamar will be issued an option to purchase 250,000 shares of the Company's common stock at $1.50 per share, with an additional option to purchase 250,000 shares if

Mr. McNamar becomes a full-time employee of the Company. Further, Mr. McNamar will be awarded 25,000 shares of the Company's Common Stock. Mr. McNamar will be awarded success fees for his financing efforts on behalf of the Company based on the amount of funding obtained; these fees will be 5% for funds raised up to ten million dollars, four percent for funds raised between ten and fifteen million dollars, three percent for funds raised between fifteen and twenty million dollars, 2.5% for funds raised between twenty and twenty five million dollars and two percent of all funds raised in excess of twenty-five million dollars.

On or about September 24, 1996 the Company received all applicable PRC regulatory approvals to acquire a 60.8% interest in a Sino-foreign joint venture (the "GSM JV") that is involved in developing a GSM cellular telephone network in Hebei Province, PRC. The GSM JV was established to hold a 51% interest in a Sino-foreign joint venture (the "NTT JV") with NTT International that is developing a GSM network in Hebei Province, PRC. The first phase of the project will consist of developing a 70,000-subscriber GSM network in seven of the eleven major cities in Hebei Province, PRC.

In September 1996, Chen Li, Vice-Chairman of the Company and Chairman of Beijing CATCH Communication Group, Co. and American CATCH, resigned from all of these positions.

Since the Company does not currently have the technical capability, personnel or resources to build, service or maintain a telecommunications network, the successful development of the Company's current telecommunications business in the PRC may require the cooperation and participation of third parties, other than PRC governmental agencies, who may be parties to or independent contractors with the Company's Sino-foreign joint ventures. There can be no assurances that the Company will be able to obtain the requisite cooperation or participation of any such third parties with respect to the Company's proposed business operations.

In addition, the Company's proposed business operations in the PRC are subject to significant risks. These risks include, but are not limited to, the limited precedent for the establishment of Sino-foreign ventures for the purpose of engaging in the telecommunications industry in the PRC, governmental restrictions on foreign business ventures in the PRC, PRC regulation of it's economy and foreign currency exchange and general political environment in the PRC.

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

In the event the Company fails to raise additional funds from such financing, and fails to generate any additional revenues from operations, the Company may not be able to meet all of its obligations past September, 1997, based on its
current operating expenditures.   There can be no assurances that any additional
sources of financing will be available from existing stockholders or external sources on terms favorable to the Company or at all or that the business of the Company will ever achieve profitable operations. In the event the Company does not receive any such additional financing or generate profitable operations, management's options will be to suspend or discontinue its business activity in its present form.

SUBSEQUENT EVENTS


In October 1996 the Company issued 162,500 shares of the Company's common stock to Joseph R. Wright, Jr., Chairman and Chief Executive Officer of the Company, in lieu of cash compensation that Mr. Wright had been accruing since June, 1995. The amount of salary accrued through August 31, 1996 and subsequently converted to stock was $243,750. The Company agreed to issue this compensation in stock at $1.50 per share, which was the market value of the Company's stock at that time.

In October 1996, the Company entered into an agreement with two of its legal firms, Matthias & Berg, L.L.P. and Troy & Gould Professional Corporation ("Matthias & Berg" and "Troy & Gould" respectively), to settle a portion of their accrued fees with the issuance of stock options. Therefore, the Company has converted $60,153 of Matthias & Berg's accrued fees and $37,443 of Troy & Gould's accrued fees into 40,102 and 24,962 options to purchase and shares of the Company's common stock at $1.50 per share. The Company also has agreed to register the underlying shares with the Securities and Exchange Commission (the "SEC" or the "Commission") on Form S-8. The registration statement related to these shares was filed with the Commission on or about November 11, 1996.

On October 15, 1996 the Company agreed to issue warrants to David Rubenstein to purchase 200,000 shares of the Company's Common Stock. These warrants were issued for Mr. Rubenstein's services in advising the Company with respect to its Sino-foreign joint ventures. The warrants issued have a three-year term and an exercise price of $1.50, which was the market value of the Company's common stock at that time.

On or about November 4, 1996, the Company entered into a twelve (12) month financial advisory services agreement with Patricof & Company Capital Corporation ("Patricof"). The services provided by Patricof under this agreement relate to financial advisory services, including, but not limited to, the development of a financing strategy for the Company and the Company's projects in the PRC. The agreement calls for a $50,000 retainer and the payment of success fees for raising capital for the Company and its projects. These fees are: six percent (6%) of the funds raised up to five million dollars (such fee will not to be less than $200,000); five percent (5%) of the funds raised between five and ten million dollars; and four percent (4%) of the funds in excess of ten million dollars. In addition, the Company has agreed to issue a warrant to purchase up to 600,000 shares of the Company's common stock to Patricoff. This warrant has an exercise price of $2.00 per share. 300,000 of the warrants vest immediately, and the additional 300,000 warrants will vest only when Patricoff has raised a minimum of ten million dollars in any form of financing for the Company.

On November 18, 1996 the Company entered into a subscription agreement with private investors to sell 1,000,000 shares of the Company's Common Stock at $2.00 per share, the price of the Company's Common stock at the time the subscription was negotiated. The sale is expected to be completed during the three months ending December 31, 1996. The proceeds will be used to further fund the Company's development efforts.

                                    PART TWO

                                OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K

     (a)  EXHIBITS.

               27. Financial Data Schedule

     (b)  REPORTS ON FORM 8-K.

               The Company did not file any reports on Form 8-K during the quarterly period ended September 30, 1996.

                                   SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 18, 1996           AVIC Group International, Inc.






                                   By: /s/ Joseph R. Wright, Jr.
                                       -----------------------------------
                                       Joseph R. Wright, Jr.
                                       Chief Executive Officer





                                   By: /s/ Michael J. Lim
                                       -----------------------------------
                                       Michael J. Lim
                                       Chief Financial Officer