Form 10QSB
period 1996-12-31
AVIC GROUP INTERNATIONAL INC/
filed 1997-02-19
CIK 912890

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 10-QSB



QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended                December 31, 1996
                              ----------------------------------------------


               Commission File Number:        0-22520
                                    ----------------------------

                            AVIC GROUP INTERNATIONAL, INC.
--------------------------------------------------------------------------------
                (Exact name of Registrant as specified in its charter)

                  Delaware                        52-1989122
       ------------------------------         ------------------

      (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)         Identification No.)

                           599 Lexington Avenue, 44th Floor
                               New York, New York 10022
                               ------------------------

                       (Address of principal executive offices)

                                    (212) 319-9160
                                    --------------
                           (Registrant's telephone number)


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ----     ----

         Class                            Outstanding as of  February 17, 1996
-----------------------                   ------------------------------------
Common Stock, par value $.001 per share                  30,925,785

Transitional Small Business Format (Check one): Yes   No  X
                                                ----     ----

                                       PART ONE

                                FINANCIAL INFORMATION

Item 1.        Financial Statements

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

    The condensed consolidated financial statements at December 31, 1996 and for the three-month and nine-month periods ending December 31, 1996 are unaudited and include the accounts of AVIC Group International, Inc. (the "Company) and its interest in its majority owned subsidiary (a limited life Sino-foreign joint venture) and its wholly owned subsidiary, ITV Communications, Inc. In the opinion of management all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the financial position and operating results for the interim period, have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations, contained in the Form 10-KSB filed by the Company for the year ended March 31, 1996. The interim consolidated financials for the nine months ended December 31, 1996 are not indicative of the year end results.

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as expected by management, during the nine months ended December 31, 1996, the Company experienced a net loss of $2,961,303, related to the development of its PRC related telecommunications projects. In view of this matter, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, and the success of its majority owned subsidiary which develops telecommunications networks in the People's Republic of China.

    DEVELOPMENT STAGE COMPANY
    The Company is a development stage company as defined in Statement of Financial Accounting Standards No.7. The Company is devoting substantially all of its present efforts to establish a new business and its planned principal operations have not commenced as of the date of the preparation of this report. Management does anticipate the commencement of commercial operations of its majority owned subsidiary during the Company's fourth fiscal quarter, though it can make no assurances that operations will commence on schedule. All losses accumulated since inception have been considered as part of the Company's development stage activities.

    DISCONTINUED OPERATIONS
    In January 1996, the Company sold substantially all of the assets and liabilities of ITV Communications, Inc. (the "ITV Asset Sale") associated with ITV Communications, Inc.'s operations, and ITV's operations ceased after the ITV Asset Sale. Since January 1996, the Company has focused its business solely on the establishment of limited life Sino-foreign joint ventures ("SFJVs") to develop telecommunications networks in the People's Republic of China ("PRC"). The Company does not currently generate sales or market any products.

2.  CONSOLIDATION OF MAJORITY OWNED SUBSIDIARY

    On or about September 24, 1996 the Company received all official PRC regulatory approvals to hold a 60.8% interest in Hebei United Telecommunications Equipment Ltd., Company (the "Subsidiary") that is involved in developing a digital cellular telephone network in Hebei Province, PRC. The Subsidiary was established to hold a 51% interest in Hebei United Telecommunications Engineering Company, Ltd. ("Hebei Engineering") that is developing a GSM network in Hebei Province, PRC. NTT International, Inc. holds the remaining 49% of Hebei Engineering. As a result, the attached financial statements of the Company for the three-month and nine-month periods ending December 31, 1996 reflect the consolidation of the Company's subsidiary since its formation. The Company's investment was previously accounted for as a joint venture deposit totaling $1,170,000. The table below summarizes the effect of consolidating the SFJV previously accounted for as a joint venture deposit:


                                                          INCREASE/(DECREASE)
   Accounts receivable                                          $4,499,175
   Prepaid expenses                                              1,574,644
   Fixed assets, net                                               122,563
   Construction in progress                                        137,285
   Joint venture deposits                                       (1,170,000)
   Deferred expenses                                                65,265
                                                              ------------
                                                                 5,228,932
                                                              ------------

   Accounts and other payables                                     $15,983
   Long term loans                                              11,017,864
   Minority interest                                             1,912,413
   Foreign currency translation                                      2,375
                                                              ------------
                                                                12,948,635
                                                              ------------
   Cash balance acquired                                        $7,719,703
                                                              ------------

                                                              ------------
                                                              ------------

                            AVIC GROUP INTERNATIONAL, INC.
                             CONSILODATED BALANCE SHEETS
                             A Development Stage Company
                                     (Unaudited)

                                                                  December 31       March 31
                                                                     1996             1996
                                                                     ----             ----
ASSETS
Current Assets:
     Cash                                                          $6,271,672         $185,889
     Accounts receivable                                           21,310,966
     Prepaid expenses and other current assets                         10,360           60,678
                                                                -------------    -------------

         Total Current assets                                      27,592,998          246,567

Equipment, net of accumulated depreciation                            437,392           76,233
Construction in progress                                                    0
Joint venture deposit                                                       0        1,170,000
Investment in Netmatics                                                60,281
Non-refundable equipment purchase deposit                           4,572,536        4,572,536
Deferred expenses                                                       5,853
Other assets                                                          141,500          167,200
                                                                -------------    -------------

Total Assets                                                      $32,810,560       $6,232,536
                                                                -------------    -------------
                                                                -------------    -------------

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                        $11,107,708         $866,990
     Other accrued expenses                                           760,538
     Accrued interest                                                 748,441          651,063
Other Liabilities
     Loans payable - stockholders (unsecured, interest
      at 8.5% per annum)                                            2,613,553        2,563,553
     Long term loans                                               11,979,336
                                                                -------------    -------------

Total Liabilities                                                  27,209,576        4,081,606
                                                                -------------    -------------

Minority Interest                                                   1,483,019
                                                                -------------


Stockholders' equity
     Preferred stock: $.001 par value, authorized 10,000,000
      shares; issued and outstanding 1,524,178                          1,524            1,524
     Preferred stock: $.001 par value, authorized 10,000,000
      shares; issued and outstanding 100                                    1
     Common stock: $.001 par value, authorized 100,000,000
      shares; issued and outstanding 28,451,982
      and 30,962,190 Dec. 31 and March 31, 1996                        30,962           28,437
     Additional paid-in capital                                    23,575,064       18,648,620
     Deficit accumulated during the development stage             (19,488,954)     (16,527,651)
     Foreign currency translation                                        (632)
                                                                -------------    -------------

         Total stockholders' equity                                 4,117,965        2,150,930
                                                                -------------    -------------

Total liabilities and stockholders' equity                        $32,810,560       $6,232,536
                                                                -------------    -------------
                                                                -------------    -------------


       The accompanying notes are an integral part of these financial statements


                                                Nine months ended Dec. 31       Quarter ended Dec. 31
                                                   1996           1995           1996            1995
                                                   ----           ----           ----            ----
REVENUE
    Net sales                                                      686,076                      $ 37,790
EXPENSES
    Cost of sales                                                  360,638                        27,291
    Selling, general, and administrative          2,863,128      2,679,766      $ 999,947        686,874
    Research and development                                     1,287,629                       348,272

                                               ------------   ------------   ------------   ------------
         Total expenses                           2,863,128      4,328,033        999,947      1,062,437

                                               ------------   ------------   ------------   ------------
    Loss from operations                         (2,863,128)    (3,641,957)      (999,947)    (1,024,647)
                                               ------------   ------------   ------------   ------------


OTHER INCOME (EXPENSE)
    Consulting income
    Gain from sale of assets
    Loss from abandoned assets
    Interest expense                               (535,523)      (206,210)      (503,353)       (82,663)
    Equity in losses of unconsolidated
    subsidiary
    Other                                          (147,835)         8,319       (115,061)         6,500
    Income taxes                                     (2,629)        (1,600)          (800)             0
                                               ------------   ------------   ------------   ------------

LOSS BEFORE MINORITY INTEREST                    (3,549,115)    (3,841,448)    (1,619,161)    (1,100,780)
                                               ------------   ------------   ------------   ------------

MINORITY INTEREST IN LOSS OF SUBSIDIARIES           587,812                       423,361

                                               ------------   ------------   ------------   ------------
NET LOSS                                        ($2,961,303)   ($3,841,448)   ($1,195,800)   ($1,100,780)
                                               ------------   ------------   ------------   ------------
                                               ------------   ------------   ------------   ------------

NET LOSS PER SHARE                                   ($0.10)        ($0.15)        ($0.06)        ($0.04)
                                               ------------   ------------   ------------   ------------
                                               ------------   ------------   ------------   ------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       28,779,625     25,331,249     29,433,510     25,491,626
                                               ------------   ------------   ------------   ------------
                                               ------------   ------------   ------------   ------------


                                               March 27, 1992
                                               (Inception) to
                                                   Dec. 31,
                                                     1996
                                                     ----
REVENUE
    Net sales                                    $1,223,894
EXPENSES
    Cost of sales                                $1,061,435
    Selling, general, and administrative        $12,226,753
    Research and development                     $5,731,612

                                               ------------
         Total expenses                          19,019,800

                                               ------------
    Loss from operations                        (17,795,906)

                                               ------------
OTHER INCOME (EXPENSE)
    Consulting income                               150,000
    Gain from sale of assets                         31,880
    Loss from abandoned assets                     (130,840)
    Interest expense                               (909,818)
    Equity in losses of unconsolidated
    subsidiary                                     (500,000)
    Other                                            35,726
    Income taxes                                      2,629
                                               ------------
                                               ------------
LOSS BEFORE MINORITY INTEREST                   (19,116,327)
                                               ------------

MINORITY INTEREST IN LOSS OF SUBSIDIARIES           587,812

                                               ------------
NET LOSS                                       ($18,528,515)
                                               ------------
                                               ------------
NET LOSS PER SHARE                                   ($1.40)
                                               ------------
                                               ------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       13,638,700
                                               ------------
                                               ------------


The accompanying notes are an integral part of these financial statements


                                                                 March 27,
                                                                   1992
                                                              (Inception) to       Nine months ended
                                                                  Dec. 31,               Dec. 31,
                                                                   1996           1996           1995
                                                                   ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                    ($19,488,954)   ($2,961,303)   ($1,463,961)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Issuance of common stock for services                          180,862        180,862
    Amortization of capitalized software development costs         450,000                        84,375
    Depreciation                                                   876,309         14,312         97,371
    Loss from abandoned assets                                     130,840
    Gain from sale of assets                                       (31,880)
    Equity in losses of unconsolidated subsidiary                  500,000
    (Increase) decrease in:
      Accounts receivable                                      (16,814,992)   (16,811,203)       (91,772)
      Inventories                                                 (564,451)                      (32,632)
      Prepaid expenses and other current assets                  1,518,086      1,635,322        (33,545)
      Other assets                                                 (93,036)        74,164       (169,372)
    Increase (decrease)in:
      Accounts payable and accrued expenses                     11,873,514     10,053,224        201,656
      Accrued interest                                           1,251,096        600,033         60,355
      Deposit                                                      850,000                             0
                                                              ------------   ------------   ------------

       Net cash used in operating activities                   (19,362,536)    (7,214,589)    (1,347,525)
                                                              ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of machinery and equipment                           (1,701,223)      (115,622)      (102,332)
  Subsidiary cash acquired (Note 2)                              7,719,703      7,719,703
  Joint venture deposit                                         (1,170,000)
  Investment in Netmatics                                          (60,281)       (60,281)
  Proceeds from sale of assets                                     250,000
  Increase in capitalized computer software development
    costs                                                         (675,000)
                                                              ------------   ------------   ------------

       Net cash Provided by/(used in) investing activities       4,363,199      7,543,800       (102,332)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in loans payable-stockholders, net                   10,190,273      1,011,472        361,104
  Receipt of common stock subscription receivable                1,536,303                       (50,000)
  Sale of preferred stock                                        2,500,000      2,500,000
  Sale of common stock                                           7,047,440      2,248,107
  Foreign Exchange Loss                                             (3,007)        (3,007)
                                                              ------------   ------------   ------------

       Net cash provided by financing activities                21,271,009      5,756,572        311,104
                                                              ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             6,271,672      6,085,783     (1,138,753)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           0        185,889      1,178,898
                                                              ------------   ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $6,271,672     $6,271,672        $40,145
                                                              ------------   ------------   ------------
                                                              ------------   ------------   ------------


The accompanying notes are an integral part of these financial statements

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company devotes substantially all of its efforts to developing Sino-foreign joint ventures to establish telecommunications networks in the PRC. In January 1996, the Company completed the sale of the assets of its ITV subsidiary. As such, research and development, marketing, and sales of products from its ITV subsidiary have ceased (see Note 1 to the Consolidated Financial Statements).

The Company, which had been trading on the NASDAQ Over The Counter Market (the "Over The Counter Market") since its listing in March, 1996, received approvals from the American Stock Exchange (the "AMEX") on November 19, 1996 to list on the AMEX. On November 20,1996, the Company ceased its trading on the Over The Counter Market and began trading on the AMEX under the trading symbol AV.

LIQUIDITY AND CAPITAL RESOURCES.

The Company generated sales of $1,223,894 from March 31, 1993 through March 31, 1996, all of which were associated with the discontinued operations of its ITV subsidiary. Further, the Company has generated operating losses of $17,795,906 from March 1992 (inception) through December 31, 1996 and net losses of $18,528,515 since inception, of which $13,820,929 are attributable to losses from the discontinued operations of its ITV subsidiary. There can be no assurances that the Company will ever achieve profitable operations.

From its inception in March, 1992 through December 31, 1996, the Company has used $19,363,036 of cash from its operating activities. This use of cash was primarily the result of the net loss of $18,528,515 since inception, of which approximately $13,800,000 is attributable to the discontinued operations of ITV Communications, Inc.

Further, the Company used approximately $3,357,000 (net of subsidiary cash acquired, see Note 2) of cash from investing activities during this period.
This amount primarily consisted of approximately $1,701,000 used for the purchase of machinery and equipment, $1,170,000 originally classified as a joint venture deposit and $675,000 expended for capitalized computer software development costs used in research and development in ITV's former business operations.

The Company's successful transition from a development stage company to profitable operations is dependent upon obtaining adequate financing to fund current operations and the development of a market for the Company's products. The Company will continue to seek funds in the form of lines of credit, equity and debt securities from third party sources and from its existing stockholders. There can be no assurances that the Company's majority owned subsidiary is capable of maintaining the current schedule to commence operations.

The Company's auditors have included an explanatory paragraph in their Report of Independent Certified Public Accountants on the March 31, 1996 financial statements, to the effect that recovery of the Company's assets are dependent upon future events, the outcome of which is indeterminable, and that the successful completion of the Company's development program and its transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's current operations and expenses related to certain PRC Telecommunications Networks. There can be no assurances that such a financing can be completed on terms favorable to the Company or at all, or that the business of the Company will ever achieve profitable operations.

Management believes the attainment of successful operations is now dependent on the successful start-up of the Company's Hebei GSM project, which is expected to commence operations in the Company's fourth fiscal quarter 1996, and the funding of the Company's development of additional telecommunications networks in China.

In the event the Company fails to raise additional funds from such financing, and fails to generate any additional revenues from operations, the Company may not be able to meet all of its obligations past August 1997, based on its
current operating expenditures.   There can be no assurances that any additional
sources of financing will be available from existing stockholders or external sources on terms favorable to the Company or at all or that the business of the Company will ever achieve profitable operations.

EQUITY ISSUANCE AND SERVICE AGREEMENTS

As the Company is a development stage company, the Company's current cash flow from operations is not capable of supporting existing business operations in its present form. Since inception in March 1992, the Company has financed its development stage activities through private equity investments and loans from its founding stockholders.

In October 1996, the Company entered into an agreement with two of its legal firms, to settle a portion of their accrued fees through the issuance of stock options. With this transaction, the Company converted an aggregate of $97,596 of accrued legal fees into an aggregate of 44,962 shares of the Company's common stock at $1.50 per share, the market value of the Company's common stock at the time. A portion of the accrued legal fees were credited against gains made by actual resale price. In addition, one firm continues to hold 20,102 options to purchase additional shares against future legal fees. The Company also agreed to register the underlying shares with the Securities and Exchange Commission (the "SEC" or the "Commission") on Form S-8. The registration statement related to these shares was filed with the Commission on or about November 11, 1996.

On October 15, 1996 the Company agreed to issue warrants to David Rubenstein to purchase 200,000 shares of the Company's Common Stock. These warrants were issued for Mr. Rubenstein's services related to advising the Company with respect to its Sino-foreign joint ventures and marketing activities in the People's Republic of China (the "PRC"). The warrants issued have a three-year term and an exercise price of $1.50, which was the market value of the Company's common stock at the time of issuance of the warrants.

The Company agreed to issue to E. Pendelton James on December 10, 1996, 5,000 shares of the Company's common stock with a market value of $18,125 (based on the fair market value at the time of their issuance), in addition to 5,000 shares issued to him in May, 1996 which had a market value of $45,625 (based on the fair market value at the time of issuance), for professional executive search consulting services he has been providing to the Company in developing the composition of its management and Board of Directors.

In September 1996 the Company approved the issuance of 25,000 shares of the Company's common stock to Joseph R. Wright, Jr., Chairman and Chief Executive Officer of the Company, in lieu of a portion of cash compensation Mr. Wright had been accruing from September 1996 through October 1996. The amount of salary accrued through October 15, 1996 was $37,500, which was converted into 25,000 shares of the Company's common stock. The Company agreed to issue this compensation in stock at $1.50 per share, the fair market value of the shares at the time of the grant.

The Company agreed to register shares underlying warrants to David Rubenstein and shares issued to E. Pendelton James for consulting services, and shares issued to Joseph R. Wright in lieu of cash compensation with the Securities and Exchange Commission. On or about December 31, 1996, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission. The total number of shares covered by the registration statement was 397,500.

On or about November 4, 1996, the Company entered into a twelve (12) month financial advisory services agreement with Patricof & Company Capital Corporation ("Patricof"). The services provided by Patricof under this agreement relate to financial advisory services, including, but not limited to, the development of a financing strategy for the Company and the Company's projects in the PRC. The agreement calls for a $50,000 retainer and the payment of success fees for raising capital for the Company and its projects. These fees are: six percent (6%) of the funds raised up to five million dollars (such fee will not to be less than $200,000); five percent (5%) of the funds raised between five and ten million dollars; and four percent (4%) of the funds in excess of ten million dollars. In addition, the Company has agreed to issue a warrant to purchase up to 600,000 shares of the Company's common stock to Patricof. This warrant has an exercise price of $2.00 per share, which was the market value of the Company's common stock at the time of the issuance of the warrants. 300,000 of the warrants vest immediately, and the additional 300,000 warrants will vest only when Patricof has raised a minimum of ten million dollars in any form of financing for the Company.

On November 18, 1996 the Company entered into subscription agreements with private accredited investors to sell 1,000,000 shares of the Company's Common Stock at the quoted price of the Company's Common Stock at the time the subscription was negotiated. During the period between November 18 through November 20, 1996, the Company received the two million dollars with respect to this private investment. The proceeds from the investment are intended to be used to further fund the Company's development efforts with respect to telecommunications projects in the PRC and operating expenses.

On or about December 13, 1996, the Company changed independent accounting firms, replacing Singer, Lewak, Greenbaum & Goldstein of Los Angeles with Deloitte & Touche, LLP. for which interim reports were filed with the Securities and Exchange Commission on Form 8-K on December 9 and December 10, 1996.

PROJECT DEVELOPMENT STATUS

On December 15, 1996, the Company, through its majority owned subsidiary, signed a letter of intent (the "HFC Letter of Intent") to upgrade and expand an existing cable television network with over 1.2 million existing subscribers into a hybrid fiber coaxial network in Hebei Province, PRC. The Broadcasting and Television Department of Hebei Province, the monopoly provider of cable television services in Hebei Province, will operate the network, which will be capable of providing services in addition to cable television, including Internet access, video conferencing, pay-per-view services, private network telephony and fax and data transmission. The Company estimates, on a preliminary basis, that approximately $44 million of funding and an 18-month construction period will be required to complete the HFC network. The parties to the HFC Letter of Intent are the Broadcasting and Television Department of Hebei Province, the Electronic Industry Department of Hebei Province and Hebei United Telecommunications Engineering Ltd., Co. (collectively the "Partners"). The HFC Letter of Intent is subject to the payment of a $1,200,000 deposit (see "Subsequent Events") in addition to the negotiation of a definitive contract, which the Company expects to execute in the fourth quarter of fiscal year 1996, at which time the Company will actively pursue financing alternatives in order to fund the project. The Company can make no assurances that such a definitive agreement may be obtained, or that it will be able to raise the required financing to fund the project.

On November 20, 1996, the Company signed a Letter of Intent (the "Sichuan Letter of Intent") with China Unicom's Sichuan Branch . China Unicom has contracted with various parties to construct a GSM network in Sichuan Province ("Sichuan"). The Sichuan Letter of Intent contemplates the Company's involvement in future expansion of this GSM Network which is anticipated to expand the network to a total capacity of approximately 150,000 to 200,000 subscribers to the Sichuan GSM Network. Sichuan

Province, the largest Province in China with respect to land mass and population, is located in Northwestern China, and has a population of 111 million people. The Sichuan Letter of Intent is preliminary in nature and is subject to the negotiation of more definitive agreements and significant approvals from governmental agencies. The Company can make no assurances that such definitive agreements and approvals may be obtainable, nor, if they are obtained, that the terms of such agreements will be favorable to the Company.

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

In addition, the Company's proposed business operations in the PRC are subject to significant risks. These risks include, but are not limited to, governmental restrictions on foreign business ventures in the PRC, PRC regulation of its economy and foreign currency exchange and general political environment in the PRC. For a more detailed discussion of these risk factors, please see the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-KSB on July 15, 1996 for the fiscal year ended March 31, 1996.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AS COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1995.

Following the ITV Asset Sale in January 1996, the Company has focused its business solely on establishing Sino-foreign joint ventures ("SFJVs") to develop telecommunications networks in the People's Republic of China ("PRC"). As a result of the ITV Asset Sale, the Company does not currently generate sales or market any products. Management expects to begin commencing sales during the fourth quarter of fiscal year 1997, when the Hebei GSM project is expected to commence operations. In light of this change in operations, net sales decreased from $686,076 during the nine months ended December 31, 1995 to $0 during the nine months ended December 31, 1996. Net sales during the nine months ended December 31, 1995 reflect the former operations of the Company's subsidiary, ITV Communications, Inc. ("ITV").

Selling, general and administrative expenses increased approximately 7% from $2,679,766 during the nine months ended December 31, 1995 to $2,863,128 during the nine months ended December 31, 1996. The increase primarily related to the consolidation of SG&A expenses of the Company's majority owned subsidiary, which more than offset reductions in professional fees paid out during the period, and increases due to operations related to the consolidation of the Company's interest in a joint venture in Hebei Province, PRC.

Net research and development expenses decreased by 100% from $1,287,629 during the nine months ended December 31, 1995 to $0 during the nine months ended December 31, 1996. The decrease in research and development expenses was due to the cessation of ITV's operations.

The Company's net loss decreased from $3,841,448 during the nine months ended December 31, 1995 to $2,961,303 during the nine months ended December 31, 1996. The decrease in net loss was due to the ITV Asset Sale, as ITV generated losses during the nine months ended December 31, 1995, and the reduction of certain of the Company's professional fees paid out during the period.

The Company's interest expenses increased during the nine month period ending December 31, 1996 from the comparable period in 1995. Though interest expenses associated with shareholder loans decreased due to a conversion of $1,891,553 of debt to 1,891,553 shares of the Company's common stock in December 1995, this decrease was more than offset by an increase of approximately $438,000 of interest expense associated with a term loan made to Hebei Engineering by the Bank of Tokyo-Mitsubishi, Ltd. which are reflected in the Company's financial statements through consolidation of its majority owned subsidiary. This term loan allows Hebei Engineering to borrow up to $20,000,000. The loan bears an interest rate of 6.82 percent per annum on funds drawn. The terms of the term loan require repayment in five consecutive semi-annual installments, each equal to one-fifth of the total amount of principal outstanding beginning on the third anniversary of the first date on which funds were borrowed. As of December 31, 1996, Hebei Engineering had borrowed approximately $12,000,000 under this facility. NTT International, a partner in the GSM Joint Venture with the Company's majority owned subsidiary, has guaranteed this term loan for Hebei Engineering.

SUBSEQUENT EVENTS

On or about February 7, 1997, the Company made an initial deposit of $300,000 on the Hebei HFC Project. This deposit is a portion of a $1,200,000 deposit that is required from the Company as a prerequisite to signing a definitive contract for the HFC project. The Company expects to execute a definitive agreement regarding the Hebei HFC project in the fourth quarter of fiscal year 1996, at which time the Company will actively pursue financing alternatives in order to fund the project.

                                       PART TWO

                                  OTHER INFORMATION


Item 2.  Changes in Securities

         On November 19, 1996 the Company sold to certain accredited investors one million shares of the Company's Common Stock for an aggregate of two millions dollars, or two dollars per share. These shares were issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K

    (a)EXHIBITS.

         27 Financial Data Schedule

     (b)REPORTS ON FORM 8-K.

    The Company filed the following reports on Form 8-K during the quarterly period ended December 31, 1996:

         1.Current Report on Form 8-K dated December 9, 1996
         2.Current Report on Form 8-K Dated December 10, 1996

                                      SIGNATURES

    In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: February 17, 1997                    AVIC Group International, Inc.






                                            By: /s/ Joseph R. Wright, Jr.
                                                -------------------------------
                                                Joseph R. Wright, Jr.
                                                Chief Executive Officer





                                            By: /s/ Michael J. Lim
                                                -------------------------------
                                                Michael J. Lim
                                                Chief Financial Officer