Form 10QSB/A
period 1996-12-31
AVIC GROUP INTERNATIONAL INC/
filed 1997-02-20
CIK 912890

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                    FORM 10-QSB/A


                                  AMENDMENT NO. 1

                                        TO

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

         Class                            Outstanding as of  February 19, 1997
-----------------------                   ------------------------------------
Common Stock, par value $.001 per share                  30,925,785

Transitional Small Business Format (Check one): Yes   No  X
                                                ----     ----

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of the QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996, as set forth in the pages attached hereto:

    1. PART ONE, ITEM 1 - Financial Statements (Consolidated Balance Sheets).

                            AVIC GROUP INTERNATIONAL, INC.
                             CONSILODATED BALANCE SHEETS
                             A Development Stage Company
                                     (Unaudited)

                                                                  December 31       March 31
                                                                     1996             1996
                                                                     ----             ----
ASSETS
Current Assets:
     Cash                                                          $6,271,672         $185,889
     Accounts receivable                                           21,310,966
     Prepaid expenses and other current assets                         10,360           60,678
                                                                -------------    -------------

         Total Current assets                                      27,592,998          246,567

Equipment, net of accumulated depreciation                            437,392           76,233
Construction in progress                                                    0
Joint venture deposit                                                       0        1,170,000
Investment in Netmatics                                                60,281
Non-refundable equipment purchase deposit                           4,572,536        4,572,536
Deferred expenses                                                       5,853
Other assets                                                          141,500          167,200
                                                                -------------    -------------

Total Assets                                                      $32,810,560       $6,232,536
                                                                -------------    -------------
                                                                -------------    -------------

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                        $11,107,708         $866,990
     Other accrued expenses                                           760,538
     Accrued interest                                                 748,441          651,063
Other Liabilities
     Loans payable - stockholders (unsecured, interest
      at 8.5% per annum)                                            2,613,553        2,563,553
     Long term loans                                               11,979,336
                                                                -------------    -------------

Total Liabilities                                                  27,209,576        4,081,606
                                                                -------------    -------------

Minority Interest                                                   1,483,019
                                                                -------------


Stockholders' equity
     Preferred stock: $.001 par value, authorized 10,000,000
      shares; issued and outstanding 1,524,178                          1,524            1,524
     Preferred stock: $.001 par value, authorized 10,000,000
      shares; issued and outstanding 100                                    1
     Common stock: $.001 par value, authorized 100,000,000
      shares; issued and outstanding 28,451,982
      and 30,962,190 Dec. 31 and March 31, 1996                        30,962           28,437
     Additional paid-in capital                                    23,575,064       18,648,620
     Deficit accumulated during the development stage             (19,488,954)     (16,527,651)
     Foreign currency translation                                        (632)
                                                                -------------    -------------

         Total stockholders' equity                                 4,117,965        2,150,930
                                                                -------------    -------------

Total liabilities and stockholders' equity                        $32,810,560       $6,232,536
                                                                -------------    -------------
                                                                -------------    -------------


       The accompanying notes are an integral part of these financial statements


                                                Nine months ended Dec. 31       Quarter ended Dec. 31
                                                   1996           1995           1996            1995
                                                   ----           ----           ----            ----
REVENUE
    Net sales                                                      686,076                      $ 37,790
EXPENSES
    Cost of sales                                                  360,638                        27,291
    Selling, general, and administrative          2,863,128      2,679,766      $ 999,947        686,874
    Research and development                                     1,287,629                       348,272

                                               ------------   ------------   ------------   ------------
         Total expenses                           2,863,128      4,328,033        999,947      1,062,437

                                               ------------   ------------   ------------   ------------
    Loss from operations                         (2,863,128)    (3,641,957)      (999,947)    (1,024,647)
                                               ------------   ------------   ------------   ------------


OTHER INCOME (EXPENSE)
    Consulting income
    Gain from sale of assets
    Loss from abandoned assets
    Interest expense                               (535,523)      (206,210)      (503,353)       (82,663)
    Equity in losses of unconsolidated
    subsidiary
    Other                                          (147,835)         8,319       (115,061)         6,500
    Income taxes                                     (2,629)        (1,600)          (800)             0
                                               ------------   ------------   ------------   ------------

LOSS BEFORE MINORITY INTEREST                    (3,549,115)    (3,841,448)    (1,619,161)    (1,100,780)
                                               ------------   ------------   ------------   ------------

MINORITY INTEREST IN LOSS OF SUBSIDIARIES           587,812                       423,361

                                               ------------   ------------   ------------   ------------
NET LOSS                                        ($2,961,303)   ($3,841,448)   ($1,195,800)   ($1,100,780)
                                               ------------   ------------   ------------   ------------
                                               ------------   ------------   ------------   ------------

NET LOSS PER SHARE                                   ($0.10)        ($0.15)        ($0.04)        ($0.04)
                                               ------------   ------------   ------------   ------------
                                               ------------   ------------   ------------   ------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       28,779,625     25,331,249     29,433,510     25,491,626
                                               ------------   ------------   ------------   ------------
                                               ------------   ------------   ------------   ------------


                                               March 27, 1992
                                               (Inception) to
                                                   Dec. 31,
                                                     1996
                                                     ----
REVENUE
    Net sales                                    $1,223,894
EXPENSES
    Cost of sales                                $1,061,435
    Selling, general, and administrative        $12,226,753
    Research and development                     $5,731,612

                                               ------------
         Total expenses                          19,019,800

                                               ------------
    Loss from operations                        (17,795,906)

                                               ------------
OTHER INCOME (EXPENSE)
    Consulting income                               150,000
    Gain from sale of assets                         31,880
    Loss from abandoned assets                     (130,840)
    Interest expense                               (909,818)
    Equity in losses of unconsolidated
    subsidiary                                     (500,000)
    Other                                            35,726
    Income taxes                                      2,629
                                               ------------
                                               ------------
LOSS BEFORE MINORITY INTEREST                   (19,116,327)
                                               ------------

MINORITY INTEREST IN LOSS OF SUBSIDIARIES           587,812

                                               ------------
NET LOSS                                       ($18,528,515)
                                               ------------
                                               ------------
NET LOSS PER SHARE                                   ($1.36)
                                               ------------
                                               ------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       13,638,700
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


Dated: February 19, 1997                    AVIC Group International, Inc.






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