Form 10KSB
period 1997-03-31
AMTEC INC
filed 1997-07-15
CIK 912890

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-KSB

         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED MARCH 31, 1997.
                                          or
         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                            Commission file number 0-22520

                                      AMTEC, INC.
                                      -----------
                (Exact name of registrant as specified in its charter)

              Delaware                                52-1989122
              --------                                ----------
    (State or Other Jurisdiction of               (I.R.S. Employer
    Incorporation or Organization)               Identification No.)

             599 Lexington Avenue, 44th Floor, New York, New York  10022
             -----------------------------------------------------------
             (Address of principal executive offices, including zip code)

                                     212-319-9160
                                     ------------
                 (Registrant's telephone number, including area code)

            Securities registered under Section 12(b) of the Exchange Act:

                   Title of Each                  Name of Each Exchange
                Class so Registered                On Which Registered
                -------------------                -------------------
    Common Stock, $0.001 par value per share     American Stock Exchange


            Securities registered under Section 12(g) of the Exchange Act:



Check whether the registrant: (i) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90
days.  Yes   X     No
           -----      -----

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended March 31, 1997 were $0.

The number of shares outstanding of the registrant's common stock as of July 8, 1997 was 31,312,065 shares. The aggregate market value of the common stock (18,229,756 shares) held by non-affiliates, based on the closing price ($3.125) of the common stock as of July 8, 1997 was approximately $57.0 million.

Transitional Small Business Disclosure Format:  Yes        No   X
                                                    -----     -----

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ARE FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO ECONOMIC, COMPETITIVE, GOVERNMENTAL, INTERNATIONAL AND TECHNOLOGICAL FACTORS AFFECTING THE COMPANY'S REVENUES, JOINT VENTURES, OPERATIONS, MARKETS AND PRICES, AND OTHER FACTORS DISCUSSED IN THE SECTION ENTITLED "RISK FACTORS" ON PAGES 7 THROUGH 11 OF THIS ANNUAL REPORT.

                                        PART I

Item 1.  BUSINESS

         AmTec, Inc. (the "Company") develops and finances communications networks in the People's Republic of China ("PRC"). The Company's Chinese communications networks include a Global Service Mobile system ("GSM") and a multimedia network, both in the northern province of Hebei, PRC. The Company holds these interests through Sino-foreign joint ventures ("SFJVs"), which are the legally authorized vehicle for foreign investment in China. Consistent with PRC laws and regulations, the Company's SFJVs have entered into contracts with authorized network operators in the PRC to build networks and sell the assets of such networks to the operators for a portion of the cash-flow generated by operations of the networks. On July 8, 1997, the Company changed its name to "AmTec, Inc." from "AVIC Group International, Inc."

JOINT VENTURES IN THE PEOPLE'S REPUBLIC OF CHINA

    Each of the Company's joint ventures, Hebei United Communications Equipment Company Limited ("Hebei Equipment") and Hebei United Telecommunications Engineering Company Limited ("Hebei Engineering"), is organized under the laws of the PRC as a Sino-foreign equity joint venture enterprise, a distinct legal entity with limited liability. Such entities are governed by the Law of the People's Republic of China on Joint Ventures Using Chinese and Foreign Investments, and implementing regulations related thereto (the "Equity Joint Venture Law"). The parties to the joint ventures have contractual rights to the financial returns of the joint venture in proportion to the joint venture interests that they hold. The transfer or increase of an interest in a Sino-foreign equity joint venture enterprise requires agreement among the parties to the venture and is effective upon approval of relevant government agencies. For a discussion of the risks associated with PRC laws, regulations and policies, see "Risk Factors -- Risks Relating to Doing Business in the PRC -- PRC Laws; Evolving Regulations and Policies."

JOINT VENTURE NETWORKS

    In March 1996, the Company formed a joint venture with a 60.8% equity interest in Hebei Equipment. As a result, Hebei Equipment was converted from a PRC enterprise into a Sino-foreign joint venture company. On April 15, 1997, all PRC governmental approvals were finalized for the conversion of Hebei Equipment to a Sino-foreign joint venture company. See "Certain Relationships and Related Transactions."

    The Company, through Hebei Equipment, is currently involved in the development of two communications networks in Hebei Province: a digital cellular telephone network (the "GSM Network") and a province-wide multimedia network (the "Hebei Multimedia Network"). The GSM Network is being constructed by Hebei Engineering, which is a 51%-owned subsidiary of Hebei Equipment and is 49%-owned by Nippon Telegraph and Telephone International ("NTTI"), a subsidiary of Nippon Telegraph & Telephone Corporation. The Hebei Multimedia Network, which will link existing cable television systems in Hebei Province, is being constructed by Hebei Equipment.

GSM NETWORK IN HEBEI PROVINCE

    Hebei Engineering is constructing the GSM Network pursuant to a 15-year agreement (the "UNICOM Agreement"), dated February 9, 1996, with China United Communications Co. ("UNICOM"). UNICOM holds one of two licenses to operate cellular telephone networks in the PRC. Under the terms of the UNICOM Agreement, Hebei Engineering will build the GSM Network and sell ownership of the GSM Network over the life of the agreement to UNICOM in exchange for a majority share of cash flow generated by UNICOM from UNICOM's operation of the GSM Network. Hebei Engineering will also provide consulting assistance to UNICOM in the operation of the GSM Network. Hebei Engineering will receive

78% of up front connection fees paid by new subscribers to connect to the GSM Network, 78% of depreciation of fixed assets and 78% of net income generated by UNICOM from operation of the GSM Network until February 9, 2011. Through the Company's 60.8% interest in Hebei Equipment and Hebei Equipment's 51% interest in Hebei Engineering, the Company holds an indirect 31% interest in Hebei Engineering.

    Under the UNICOM Agreement, the GSM Network will provide cellular telephone service, using the Global Service for Mobile Telecommunications technology, in the eleven major cities of Hebei Province, which have a total population, including surrounding metropolitan areas, of approximately 50 million, or approximately 78% of Hebei Province's total population of 64 million. In the first phase of construction, the GSM Network will be built in 7 major cities, and have a subscriber capacity of 40,000. In the second phase of construction, the GSM Network will be built in the remaining four major cities of Hebei Province, thereby expanding the total network capacity to 70,000. Based on market demand, management believes the capacity of the GSM network may be expanded in the future beyond 70,000 subscribers. In February 1997, the GSM Network commenced commercial operations in Shijiazhuang, the capital of Hebei Province. Six additional cities are anticipated to commence commercial operation before the end of 1997. Construction in the remaining four major cities of Hebei Province is anticipated to commence during the first half of 1998. See "Risk Factors -- Risks Relating to the Company's Joint Venture Operations."

    As of July 8, 1997, construction of the first phase of the GSM Network had been financed with a $3 million equity investment from Hebei Equipment and NTTI, and vendor financing guaranteed by NTTI and a $20 million Term Loan facility from Bank of Tokyo Mitsubishi guaranteed by NTTI. Of these amounts, the Company has provided $1.17 million of equity funding to Hebei Engineering through the Company's investment in Hebei Equipment. At present, all funding required for completion of the first phase of construction has been obtained by Hebei Engineering.

HEBEI MULTIMEDIA NETWORK

    On April 8, 1997, Hebei Equipment entered into a 20-year agreement (the "Hebei Multimedia Agreement") with Hebei Cable Television Station, the monopoly provider of cable television service in Hebei Province, pursuant to which Hebei Equipment will (i) build a fiber-optic and microwave network to connect the existing cable television systems in the eleven major cities in Hebei Province, (ii) upgrade one city on a trial basis to a hybrid fiber coaxial network ("HFC"), and (iii) hold the option to upgrade the network to an HFC network. Under the Hebei Multimedia Agreement, Hebei Equipment will sell ownership of the Hebei Multimedia Network to Hebei Cable Television Station in exchange for a majority share of cash flow generated by Hebei Cable Television Station from operation of the Hebei Multimedia Network. Hebei Equipment will also provide operating personnel and assistance to Hebei Cable Television Station in the operation of the Hebei Multimedia Network. Until Hebei Equipment has recovered its investment, Hebei Equipment will receive 80% of depreciation of fixed assets and 80% of net income generated by Hebei Cable Television Station from operation of the Hebei Multimedia Network. Thereafter, for the balance of 20 years from the commencement date of formal commercial operations, Hebei Equipment will receive 30% of depreciation of fixed assets and 30% of net income generated by Hebei Cable Television Station from operation of the Hebei Multimedia Network. Hebei Cable Television Station is a subsidiary enterprise of the Hebei Radio and Television Department, under the jurisdiction of the Ministry of Radio, Film and Television in the PRC.

    The current funding requirement for the Hebei Multimedia Network is estimated at approximately $23 million to link cable systems in the eleven largest cities in Hebei Province. As of July 8, 1997, the Company had invested approximately $1.0 million in Hebei Equipment for purposes of investment in the Hebei Multimedia Network. The Company anticipates that the balance of required funding will be provided in the form of equity and debt investments in Hebei Equipment and additional joint venture entities that may be established with strategic partners. See "Risk Factors -- Risks Relating to the Company's Joint Venture Operations."

OTHER TELECOMMUNICATION PROJECTS

    In addition to the UNICOM Agreement and the Hebei Multimedia Agreement, the Company has entered into a number of letters of intent and preliminary agreements relating to the development of (i) a fixed wire telephone network in Hebei Province, (ii) a GSM Network in Sichuan Province, (iii) a nationwide paging network with Beijing CATCH Communications Group Co. ("Beijing CATCH") and
(iv) an enhanced specialized mobile radio network in Beijing with Beijing CATCH. All of these letters of intent and preliminary agreements are non-binding in nature, and management will determine over the course of the next fiscal year whether to pursue these opportunities. There can be no assurance that any definitive agreements relating to these networks will ever be entered into by the Company or its subsidiaries.

HISTORY OF THE COMPANY 1996-1997

    In November 1996, the Company was listed on the American Stock Exchange. Prior to that, from March 1996 through November 1996, the Company's Common Stock was traded on the Over-the-Counter Market of NASDAQ.

    On January 16, 1996, pursuant to an Agreement for Sale of Assets, dated as of January 11, 1996 (the "Asset Sale Agreement"), between ITV Communications, Inc. ("ITV") and Netmatics, Inc. ("Netmatics"), ITV, the former primary operating subsidiary of the Company, sold substantially all of its assets to Netmatics and Netmatics assumed certain of ITV's liabilities and obligations in consideration for an aggregate purchase price of $2,500,000 in cash and notes and common stock of Netmatics equal to 33.0% of the issued and outstanding shares of Netmatics at the time of the sale. Although $250,000 in cash has been received by the Company, the balance of the consideration is unlikely to be received by the Company.

REINCORPORATION TO DELAWARE AND NAME CHANGE

    At a meeting of the Company's stockholders on May 7, 1996, the stockholders adopted a resolution approving a change in the Company's state of incorporation from Colorado to Delaware. The Company effectuated the transactions contemplated by the resolution on July 10, 1996 and reincorporated to Delaware by means of a merger (the "Reincorporation Merger") of the Company with and into a wholly-owned Delaware subsidiary of the Company.

    On the effective date of the Reincorporation Merger, each issued and outstanding share of common stock and preferred stock of the Company was converted into one share of common stock and preferred stock, respectively, of the Company's Delaware subsidiary. The Delaware subsidiary succeeded to all of the assets, liabilities and business of the Company and possesses all of the rights and powers of the Company.

    On July 8, 1997, the Company changed its name to "AmTec, Inc." from "AVIC Group International, Inc." by way of a merger of the Company with and into a wholly-owned Delaware subsidiary of the Company.

HISTORY OF THE COMPANY 1982-1996

    The Company was originally incorporated under the laws of the State of Colorado on May 10, 1982 under the name "Yaak River Mines, Ltd." From inception through January 1992, the Company was engaged in certain business operations which are not associated with the Company's current business of developing telecommunications networks in the PRC. From January 1992 through September 1994, the Company was operationally dormant.

    On September 2, 1994, the Company entered into an Agreement and Plan of Reorganization, as amended by an agreement dated December 28, 1994 (the "Reorganization Agreement") with ITV Communications, Inc. in connection with which the Company acquired ITV as a wholly-owned subsidiary in exchange for a number of shares of the Company's Common Stock and options to purchase shares of the Company's Common Stock equal to approximately 91% of the issued and outstanding shares of the Common Stock on a fully diluted basis after the completion of the transaction.

    On February 8, 1995, the Company and ITV completed the transactions contemplated by the Reorganization Agreement, and the Company changed its name to "AVIC Group International, Inc." Since April 1995, the Company has been engaged in the business of developing telecommunications networks in the PRC. The Reorganization Agreement has been accounted for as a reverse acquisition or as a recapitalization of ITV, with ITV as the acquiror. The historical financial statements of the Company prior to the closing of the Reorganization Agreement are those of ITV.

EMPLOYEES

    As of July 8, 1997, the Company had twelve full time employees, consisting of six executive personnel, three financial personnel and three clerical employees. The Company intends to hire additional personnel as the development of the Company's business continues and makes such action appropriate. The Company's employees are not represented by a labor union and are not covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

                                     RISK FACTORS

    AN INVESTMENT IN SECURITIES OF THE COMPANY IS SPECULATIVE IN NATURE, INVOLVES A HIGH DEGREE OF RISK, AND SHOULD NOT BE UNDERTAKEN BY ANY INVESTOR WHO CANNOT AFFORD THE LOSS OF HIS ENTIRE INVESTMENT. PERSONS WHO MAY OWN OR INTEND TO PURCHASE SECURITIES OF THE COMPANY SHOULD CAREFULLY CONSIDER, ALONG WITH OTHER MATTERS DISCUSSED IN THIS ANNUAL REPORT, THE FOLLOWING RISK FACTORS:

COMPANY AND FINANCIAL RISKS

    PRIOR AND ANTICIPATED LOSSES. To date, the Company has not generated revenue and has experienced net losses of $4,064,885 and $5,281,730 during the fiscal years ended March 31, 1997 and 1996, respectively. The Company does not expect to achieve profitability during the current fiscal year. The ability of the Company to achieve profitability is dependent upon numerous factors, including the operations of the Company's joint venture projects and its ability to finance, develop and implement its PRC telecommunications projects. There can be no assurance that the Company will achieve profitability in any future period.

    HOLDING COMPANY. The Company is a holding company. The Company's operating assets and only source of income and operational cash flow are its interests in its existing subsidiaries. The ability of the Company to pay any dividends on its capital stock is entirely dependent on the Company's ability to receive distributions from its subsidiaries. See "Risk Factors -- Risks Relating to the Company's Joint Venture Operations" and "-- Risks Relating to Doing Business in the PRC."

    EARLY STAGE PROJECTS. The telecommunications projects which constitute the Company's entire business are in the early stages, and are subject to all of the risks inherent in the establishment of new telecommunications projects. The likelihood of the success of the Company's PRC telecommunications operations must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the construction and operation of a new telecommunications network. There can be no assurance that the Company's existing or future PRC telecommunications operations will be successfully implemented or that any of them will generate any revenue for the Company.

    POSSIBLE NEED FOR ADDITIONAL CAPITAL. The Company's future capital requirements will depend on many factors, including, but not limited to, the financial success of the Company's PRC telecommunications operations, future capital requirements of the Company's operations and capital requirements arising out of participation in other telecommunications networks in the future. At present, the Company's only contractual obligation is for the Hebei Multimedia Network. To the extent that existing funds are insufficient to fund the Company's activities, the Company may need to raise additional capital through public or private financing. If additional funds are raised through the issuance of equity securities, the percentage ownership of existing shareholders of the Company will be reduced, and such equity securities may have rights, preferences, or privileges senior to those of the holders of the existing securities. No assurance can be given that additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its shareholders. If adequate funds are not available, the Company may default on commitments for existing projects, which may have a material adverse effect on the business and financial condition of the Company.

    COMPETITION. The opportunity to profit from growth in the PRC's telecommunications sector has attracted participants from around the world. Many such competitors have greater marketing resources and technological capability as well as greater financial resources than the Company. Accordingly, there can be no assurance that the Company will be successful in securing roles in additional PRC telecommunications networks or, if able to do so, will be able to negotiate favorable terms.

    POTENTIAL ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER PROVISIONS. The Company's Certificate of Incorporation includes certain provisions which are intended to protect the Company's stockholders by rendering it more difficult for a person or persons to obtain control of the Company without cooperation of the Company's management. These provisions include certain super-majority requirements for the amendment of the Company's Certificate of Incorporation and Bylaws. Such provisions are often referred to as "anti-takeover" provisions. The inclusion of such provisions in the Certificate of Incorporation may delay, deter or prevent a takeover of the Company which the stockholders may consider to be in their best interests, thereby possibly depriving holders of the Company's securities of certain opportunities to sell or otherwise dispose of their securities at above-market prices, or limit the ability of stockholders to remove incumbent directors as readily as the stockholders may consider to be in their best interests.

    CONTROL BY PRINCIPAL STOCKHOLDERS. Tweedia International Limited ("Tweedia") is the Company's principal stockholder and has the beneficial ownership of approximately 43.9% of the outstanding Common Stock. As a result of such Common Stock ownership, Tweedia is in a position to exercise significant control with respect to the affairs of the Company and the election of the Company's directors. In addition, a potential buyer might be deterred from an effort to acquire the Company, absent the consent of Tweedia or its participation in the transaction.

    EFFECT OF TECHNOLOGICAL CHANGE ON OPERATIONS. The market in the telecommunications industry is characterized by rapidly changing technology. There can be no assurance that technologies developed by others will not render obsolete or otherwise significantly diminish the value of the business operations of the joint ventures in which the Company participates.

SECURITIES RISKS

    LACK OF DIVIDENDS ON COMMON STOCK. The Company has paid no dividends on its Common Stock to date and there are no plans for paying dividends on the Common Stock in the foreseeable future. The Company has certain obligations to pay dividends, which can be paid in common stock to holders of the Series C and D Preferred Shares. Except for dividends which may be payable on the shares of issued and outstanding preferred stock and other preferred stock that may be issued from time to time in the future that require such dividends, the Company intends to retain earnings, if any, to provide funds for the expansion of the Company's business.

    ISSUANCE OF ADDITIONAL SHARES; SHARES ELIGIBLE FOR FUTURE SALE. Future sales of shares of Common Stock by the Company and its stockholders could adversely affect the prevailing market price of the Common Stock. Pursuant to its Certificate of Incorporation, the Company has the authority to issue 68,687,935 additional shares of Common Stock and 8,475,322 additional shares of preferred stock. The issuance of such shares could result in the dilution of the voting power and other rights of the currently issued and outstanding shares of Common Stock. As of May 1, 1997, certain investors who have held an aggregate of approximately 8.7 million shares of restricted Common Stock may sell such shares without restriction. Such sales may have a materially adverse effect on the prevailing market price of the Common Stock. The extent of such adverse effect, if any, cannot be predicted, but based on the volume of trading in the market and on the number of shares that could be sold thereunder, such adverse effect may be material.

    FUTURE ISSUANCE'S OF PREFERRED STOCK. The Company's Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with such designation, powers, rights and preferences as may be determined from time to time by the Board of Directors, without stockholder approval. In the event of the issuance of additional series of preferred stock, such preferred stock could have voting, liquidation, dividend and other rights superior to the rights of the outstanding stock of the Company and, in addition, could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

RISKS RELATING TO THE COMPANY'S JOINT VENTURE OPERATIONS

    CONSTRUCTION AND OPERATION OF PROPOSED TELECOMMUNICATIONS NETWORKS. The telecommunications networks in the PRC which the Company's joint ventures are currently engaged in developing may experience difficulties and delays relating to the construction and operation of such networks. While the Company's joint ventures have undertaken to obtain the technical capability, personnel or resources to build, service and maintain a telecommunications network in the PRC, the performance of all or any of the Company's joint venture obligations under its agreements relating to PRC telecommunications networks may require the cooperation and participation of third parties. Such third parties may be parties to or independent contractors with the Company's Sino-foreign joint ventures, for the purpose of building, servicing or maintaining any such telecommunications network. There can be no assurance that the Company's joint ventures will be able to obtain such cooperation, if required, with respect to its PRC telecommunications networks. Moreover, there can be no assurance that such networks will be completed in a timely manner, if at all, or that any financing which may be completed with respect to any such network will be sufficient to complete or to operate any proposed project. The failure by the joint ventures to achieve these goals, or any difficulties or delays, may have a material adverse effect on the Company's business, financial condition and results of operations.

    SIGNIFICANT ADDITIONAL FUNDING OF JOINT VENTURE PROJECTS REQUIRED. The aggregate funding required from joint venture partners for the first phase of construction for the Hebei Multimedia Network is approximately $23 million of which, to date, $1.0 million has been invested by the Company into Hebei Equipment. While the Company and Hebei Equipment currently have approximately $4 million of cash on hand and the Company has entered into a $25 million Common Stock Investment Agreement, material limitations exist on the Company's right to access funds under such agreement. At present there can be no assurance that the Company will meet its funding requirement for the Hebei Multimedia Network. Beyond this expansion phase, future capital requirements for the GSM Network will depend on the rate of network capacity growth which, in turn, will depend on the market acceptance of the GSM cellular service, among other factors.
There can be no assurance that the Company's joint venture partners will meet their funding commitments under the joint venture contracts. It is anticipated that debt or equity contributions made by the Company and its partners to the joint ventures, as well as additional loans made by third parties, will be used to develop the GSM Network and the Hebei Multimedia Network. However, there can be no assurance that the equity contributions and loans made, or to be made, to the joint ventures by their respective partners will be sufficient to meet the capital needs of either the GSM Network or the Hebei Multimedia Network, or to successfully complete or support the competitive position of either project.
The Company may elect to make additional equity contributions or loans to either joint venture to fund such additional capital needs, thus creating an additional demand on the Company's capital, or may elect not to make such payments, which may negatively affect the successful implementation of the networks. Securing alternative sources of funds may dilute the Company's ownership

    ROLE IN FUTURE EXPANSION OF THE HEBEI GSM NETWORK. Further expansion of the GSM Network is anticipated beyond Phase II of the Hebei GSM Network, but the joint venture partners, timing and amount of investment have not been finally determined. In the event of such expansion, UNICOM is to give preferential consideration, in securing new investment, to investments from the Company and its joint venture partners on the same terms as their prior investments. However, at present there can be no assurance that further expansion of the GSM Network will occur, or that the Company will be allowed to participate in later stages of the Hebei GSM project.

    COMPETITION WITH THE MINISTRY OF POSTS AND TELECOMMUNICATIONS AND OTHERS. The two primary providers of telecommunications services in China, the Ministry of Posts and Telecommunications (the "MPT") (through its operating subsidiary China Telecom) and UNICOM, compete intensely. UNICOM has entered into a contract with a subsidiary of the Company with respect to the GSM Network, and, therefore, the Company indirectly competes with the MPT in certain of its activities. The MPT has a dominant market share in all sectors of telecommunications in China, and already has established a fixed-wire network in the country. Moreover the MPT regulates and licenses all public telephone service projects in China, including network access, and maintains the ability to make important regulatory decisions with respect to its competitors, including the Hebei GSM project. The Company's joint venture may also have to compete with other telecommunications services providers, some of which may have greater marketing and development budgets and greater capital resources than the Company's joint ventures. Accordingly, there can be no assurance that the Company will be able to achieve and maintain a competitive position in the PRC telecommunications industry. In addition, new competitors may be entering the market, including the People's Liberation Army through it's Great Wall Communications Group.

    GOVERNMENT APPROVAL FOR JOINT VENTURE PROJECTS. All the Company's joint venture contracts will require approval at some level of the provincial or related government in China. There can be no assurance that in the future all necessary governmental approvals will be obtained for joint venture projects that the Company may enter in the future.

RISKS RELATING TO DOING BUSINESS IN THE PRC

    INTERNAL POLITICAL RISKS. The Company's business operations may be adversely affected by the political environment in the PRC. The PRC has been a socialist state since 1949 and is controlled by the Communist Party of China. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation and imposition of additional restrictions on currency conversion and remittances abroad and foreign investment. These effects could substantially impair the Company's business, profits or prospects in China. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

    GOVERNMENT CONTROL OVER ECONOMY. The PRC only recently has permitted greater provincial and local economic autonomy and private economic activities. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof, and could require the Company to divest the interests it then holds in Chinese properties or joint ventures. Any such developments could have a material adverse effect on the business prospects of the Company.

    INFLATION AND ANTI-INFLATION POLICIES. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation, which have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has moderated since 1995, high inflation may in the future cause the PRC government to impose controls on credit and/or prices, or to take other action which could inhibit economic activity in China, and, thereby, adversely affect the Company's intended business operations in the PRC. There can be no assurance that potential high rates of inflation and any PRC anti-inflation policies adopted in the future will not have a material adverse effect on the Company's liquidity and business operations.

    RESTRICTIONS ON FOREIGN CURRENCY EXCHANGE. The Renminbi is not a freely convertible currency at present. The Company's joint ventures will receive nearly all of their revenue in Renminbi, which will need to be converted to other currencies, primarily U.S. dollars, and remitted outside of the PRC. Effective July 1, 1996, foreign currency "current account" transactions by foreign investment enterprises, including Sino-foreign joint ventures, are no longer subject to the approval of State Administration of Foreign Exchange ("SAFE", formerly, "State Administration of Exchange Control"), but need only a ministerial review, according to the ADMINISTRATION OF THE SETTLEMENT, SALE AND PAYMENT OF FOREIGN EXCHANGE PROVISIONS promulgated in 1996 (the "FX regulations"). "Current account" items include international commercial transactions which occur on a regular basis, such as those relating to trade and provision of services. Distributions to joint venture parties also are considered a "current account transaction." Other non-current account items, known as "capital account" items, remain subject to SAFE approval.

    EXCHANGE RATES LOSSES. Until 1994, the Renminbi had experienced a gradual but significant devaluation against most major currencies, including U.S. dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. dollar has remained stable. However, if devaluation of the Renminbi were to occur in the future, the Company's returns on its operations in China, which are expected to be in the form of Renminbi, will be negatively affected upon conversion to U.S. dollars.

    PRC LAWS; EVOLVING REGULATIONS AND POLICIES. The PRC's legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system prevalent in the United States. The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. China's regulations and policies with respect to foreign investments are evolving. Definitive regulations and polices with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published, statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks that the Company will not be able to achieve its investment objectives. There can be no assurance that the Company will be able to enforce any legal rights it may have under its joint venture contracts or otherwise.

    EXPROPRIATION. The PRC government has, in the past, renounced various debt obligations incurred by predecessor governments, which obligations remain in default, and expropriated assets without compensation. There can be no assurance that the PRC government will not in the future expropriate or nationalize assets which may relate to any current or prospective business operations of the Company.

    RELIANCE ON STATISTICS. Statistics relating to economic, demographic, and general business data are not widely disseminated within or outside of the PRC. Further, certain PRC statistics may not be compiled in accordance with, or may not be subject to, Western standards of accuracy. The resultant imperfect information naturally hinders the performance of the Company's business planning or investment analysis and introduces risks in conducting business in the PRC.

ITEM 2.   PROPERTIES

    The Company leases a 7,600 square foot office located at 599 Lexington Avenue, 44th Floor, New York, New York 10022. The facility serves as the Company's principle executive offices. The Company pays an annual rent of $334,400 on a lease which expires in May 2000. The Company has obtained an option to extend the lease for an additional five year term based on the fair market value of the leased premises at or about the time of the expiration of the initial term of the lease.

ITEM 3.   LEGAL PROCEEDINGS

    A first amended complaint, dated April 15, 1996, was filed against the Company, ITV, and other parties, including certain of the Company's officers, directors and principal stockholders, by Jacqueline Brandwynne, a stockholder of the Company, in a matter captioned "Jacqueline B. Brandwynne vs. AVIC Group International, Inc., et al," civil action number BC145036. The complaint, filed in the Superior Court of California, County of Los Angeles, alleges fraud, misrepresentation and breach of contract with respect to the sale of 666,667 shares of ITV for $1,000,000 prior to the completion of the Reorganization Agreement between the Company and ITV in February 1995, in connection with which the shares of ITV were exchanged on a two for one basis for shares of the Company. The complaint alleges that certain misrepresentations were made in connection with the sale of the 666,667 shares and that the claimant was entitled to receive 666,667 shares of the Company after the completion of the Reorganization Agreement. The complaint seeks rescission of the transaction and damages of no less than $1,000,000. The complaint also alleges a claim in connection with an alleged oral employment agreement for 125,000 options to purchase shares of the Company's Common Stock at an exercise price of $0.35 per share and the right to purchase additional shares of Common Stock at $1.00 per share, plus other benefits, including a salary of no less than $130,000. Management of the Company believes that these claims are without merit, that there are valid defenses to each claim and is in the process of vigorously defending the matter. The matter is in the discovery phase and it is not possible to predict with any degree of certainty the likely outcome. The Company is represented by the law firm of Matthias & Berg LLP, 515 South Flower Street, Seventh Floor, Los Angeles, California 90071, on this matter.

    The lessor of certain property formerly leased by ITV in Canoga Park, California brought a lawsuit against the Company, ITV and other parties, captioned "6800 Owensmouth, Inc. vs. ITV Communications, Inc., et al," civil action number BC146964, with respect to the premises in March 1996. The complaint, filed in the Superior Court of California, County of Los Angeles, alleged certain claims, including abandonment of the lease and failure to pay rent plus late charges and other expenses from September 1995 through October 12, 1995, and the amount of rent abated during the first six months of the lease, in the aggregate principal amount of approximately $82,000. The lessor also sought approximately $760,500 which was the amount of rent payment due under the lease for its full term ending in 1999. The Company and the lessor of the property agreed to a settlement of the claims of abandonment and failure to pay rent on March 18, 1997, whereby the Company agreed to pay to the lessor the amount of $75,000 in cash and 25,000 shares of the Company's Common Stock, with a then market value of $112,500. The 25,000 shares of Common Stock issued had certain demand and "piggy-back" registration rights. Further, if at the time of registration, the share price of the Company has increased or decreased by 20% or more, the Company shall issue, or the lessor shall return, as the case may be, a number of shares to restore the value of the Common Stock so issued to $112,500.

    Except as set forth above, the Company is not aware of any pending litigation that could have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of stockholders during the quarter ended March 31, 1997.

                                       PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    As of July 8, 1997, the authorized capital stock of the Company consisted of 100,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, par value $0.001 per share (the "Preferred Stock"). As of July 8, 1997, there were issued and outstanding 31,257,921 shares of Common Stock, options to purchase 8,543,284 shares of Common Stock, 1,524,178 shares of Series A Convertible Preferred Stock, 250 shares of Series C Convertible Preferred Stock and 150 shares of Series D Convertible Preferred Stock. All shares of the Series B Convertible Preferred Stock have been converted into 1,507,477 Common Shares as of July 8, 1997. Further, there were issued and outstanding warrants to purchase 2,345,000 shares of Common Stock. As of July 8, 1997, there were approximately 1620 holders of record of the Common Stock.

    The Company's Common Stock was originally listed for trading in the over-the-counter market on March 4, 1996 and was quoted on the NASDAQ Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. under the symbol "AVIC." The Company changed its listing on November 20, 1996, when its Common Stock was approved for listing on the American Stock Exchange, where it currently trades under the symbol "AV." In connection with the name change of the Company from "AVIC Group International, Inc." to "AmTec, Inc.," the Company changed its trading symbol on the American Stock Exchange to "ATC" on July 14, 1997. The high and low sales prices of the Common Stock, as quoted on the American Stock Exchange, on July 7 1997 were approximately $3.00 and $3.125, respectively.

    No dividend has been declared or paid by the Company on its shares of Common Stock since its inception. The payment of dividends by the Company on its shares of Common Stock is within the discretion of the Company's Board of Directors and will depend on the earnings, capital requirements, restrictions in any future credit agreements and operating and financial condition of the Company, among other factors. The Company has certain obligations to pay dividends on issued and outstanding shares of certain Preferred Stock. Except for dividends which may be payable on and according to the terms of shares of Preferred Stock, the Company does not anticipate that any dividends will be declared or paid in the future. There can be no assurance that the Company will ever pay a dividend on its shares of Common Stock. See "Risk Factors -- Lack of Dividends on Common Stock."

    The following table sets forth for the period indicated before November 20, 1996, the high and low bid information of the Company's Common Stock as quoted on the NASDAQ Bulletin Board, and for the period indicated on or after November 20, 1996, the high and low sales price of the Company's Common Stock as reported on the American Stock Exchange. Quotations on the NASDAQ Bulletin Board reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.
                                   Fiscal Year Ending March 31
                    -----------------------------------------------------------
                      1996                       1997
                    ------    -------------------------------------------------
                     4th Q     1st Q     2nd Q           3rd Q            4th Q
                    ------    ------    ------    -------------------    ------
 COMMON STOCK PRICE
 High               $8.500    $9.125    $5.000    $3.875(1)/$4.125(2)    $6.250
 Low                $8.250    $3.250    $1.125    $1.438(1)/$1.625(2)    $2.125
_______________

(1) High and low bid information as quoted on the NASDAQ Bulletin Board for the period from October 1, 1996 to November 19, 1996.

(2) High and low sales price as reported on the on the American Stock Exchange for the period from November 20, 1996 to December 31, 1996.

    The transfer agent for the Company is Chasemellon Shareholder Services, LLC, 450 West 33rd Street, New York, New York, 10001. Its telephone number is
(800) 851-9677.

CERTAIN SALES OF UNREGISTERED SECURITIES

    OFFERING OF SERIES B CONVERTIBLE PREFERRED STOCK. On June 12, 1996, the Company issued 100 shares of its Series B Convertible Preferred Stock (the "Series B Preferred Shares") to six institutional investors, at a purchase price of $25,000 per share for a total consideration of $2,500,000. Each of the Series B Preferred Shares was convertible into shares of Common Stock based on a conversion formula. Pursuant to the purchase arrangement, the Company agreed to issue warrants to the holders of the Series B Preferred Shares to purchase additional shares of the Company's Common Stock, based on the number of shares of Common Stock into which the corresponding number of Series B Preferred Shares are convertible. The Series B Preferred Shares and warrants were issued pursuant to an exempt transaction under Regulation S promulgated under the Securities Act of 1933, as amended (the "Securities Act").

    During the period from September 1996 to February 1997, all of the Series B Preferred Shares were converted into an aggregate of 1,507,477 shares of Common Stock, and warrants to purchase an aggregate of 1,507,477 shares of the Company's Common Stock were issued to the investors. The warrants are currently exercisable at the exercise price of $3.19 per share and have terms of five years.

    In connection with the issuance of the Series B Preferred Shares, the Company paid fees and expenses to the placement agent in the aggregate amount of $200,000 and issued warrants to purchase 120,599 shares of Common Stock at an exercise price equal to $3.19 per share. Further, the Company agreed to provide the placement agent with the right to raise up to an additional $12,500,000 on behalf of the Company until August 13, 1997, subject to certain terms and conditions satisfactory to the Company. In addition, in connection with the issuance of the Series B Preferred Shares, the Company issued warrants to purchase 33,670, 16,800 and 16,633 shares of Common Stock to Regal International Capital, Inc., Heracles Fund and Charles Kreusen, respectively, with an exercise price of $3.31 per share in consideration for certain investment advisory services provided by them.

    OFFERING OF SERIES D CONVERTIBLE PREFERRED STOCK. On March 6, 1997, the Company issued to a single investor 150 shares of the Company's Series D Convertible Preferred Stock, par value $.001 per share (the "Series D Preferred Shares"), at a price of $10,000 per share for a total consideration of $1,500,000.

    The holder of the Series D Preferred Shares is entitled to receive, when, as and if declared by the Board of Directors of the Company out of funds legally available therefor, cumulative dividends at the annual rate of 8% per annum per share, payable quarterly (i) in shares of Common Stock, or (ii) in cash in connection with any payment pursuant to a Series D Conversion Default (as defined below) at the election of the Company's Board of Directors. The holder of Series D Preferred Shares has certain preferential rights over the holders of Common Stock in the event of the liquidation, dissolution or winding-up of the Company or a disposition of the Company's assets. The holder of the Series D Preferred Shares also has certain registration rights and certain rights to participate in exempt equity offerings by the Company until March 6, 1999.

    The Series D Preferred Shares are convertible by the holder into the number of shares of Common Stock which may be purchased at the lowest trading price during the 30 business days immediately preceding each conversion date (the "Lowest Trading Price") for the Series D Preferred Shares. In addition, under certain circumstances, the holder of the Series D Preferred Shares may be obligated to purchase additional shares of Common Stock for cash. In the event the Company issues or sells any shares of Common Stock or shares of securities convertible into or exchangeable for Common Stock (other than shares of Common Stock or options to purchase Common Stock issued pursuant to stock option plans or are otherwise currently issued and outstanding) at an effective purchase price per share of less than $5.00, then at the time the Series D Preferred Shares are submitted for conversion, the Company shall cause the effective market price on the conversion date of such shares of Common Stock to be equal to the lesser of (i) the Lowest Trading Price, or (ii) the effective price at which such securities are issued.

    If the Company does not have sufficient shares available to satisfy its obligations to the holder of Series D Preferred Shares upon receipt of a conversion notice, or otherwise fails or refuses to perfect conversion of any Series D Preferred Shares (a "Series D Conversion Default"), the holder of the Series D Preferred Shares has the right to put the Series D Preferred Shares to the Company at a price equal to 125% of the purchase price, plus all accrued and unpaid dividends.

    The holder of the Series D Preferred Shares may not convert such shares prior to May 5, 1997 and may convert subsequent to such date as follows: (i) 30 shares after May 6, 1997; (ii) 60 shares after June 5, 1997; (iii) 90 shares after July 5, 1997; (iv) 120 shares after August 4, 1997; and (v) 150 shares after September 2, 1997.

    As of June 20, 1997, there were 150 Series D Preferred Shares outstanding and held of record. The holder of the Series D Preferred Shares has no voting rights, except with respect to certain matters that affect the rights of the Series D Preferred Shares.

    OFFERING OF SERIES C CONVERTIBLE PREFERRED STOCK. On June 13, 1997, the Company issued to ten accredited investors 250 shares of the Company's Series C Convertible Preferred Stock, par value $.001 per share (the "Series C Preferred Shares"), at a price of $10,000 per share pursuant to an exempt transaction under Regulation D promulgated under the Securities Act.

    The holders of the Series C Preferred Shares are entitled to receive, when, as and if declared by the board of directors of the Company out of funds legally available therefor, cumulative dividends at the annual rate of 8% per annum per share, payable quarterly (i) in shares of Common Stock, or (ii) in cash in connection with any payment pursuant to a Series C Conversion Default (as defined below). The holders of Series C Preferred Shares have certain preferential rights over the holders of Common Stock in the event of the liquidation, dissolution or winding-up of the Company or a disposition of the Company's assets. The holders of the Series C Preferred Shares also have certain registration rights and certain rights to participate in exempt equity offerings by the Company until June 12, 1999.

    The Series C Preferred Shares are convertible by the holders into the number of shares of Common Stock which may be purchased at the lowest trading price during the 30 business days immediately preceding each conversion date (the "Lowest Trading Price") for the Series C Preferred Shares. In addition, under certain circumstances, the holders of the Series C Preferred Shares may be obligated to purchase additional shares of Common Stock for cash. In the event the Company issues or sells any shares of Common Stock or shares of securities convertible into or exchangeable for Common Stock (other than shares of Common Stock or options to purchase Common Stock issued pursuant to stock option plans or are otherwise issued as compensation to employees or directors or shares of Common Stock issued upon exercise of options, warrants or rights outstanding as of June 13, 1997 or shares of Common Stock or options to purchase Common Stock issued in consideration for business acquisitions or combinations made by the Company) at an effective purchase price per share of less than $5.00, then at the time the Series C Preferred Shares are submitted for conversion, the Company shall cause the effective market price on the conversion date of such shares of Common Stock to be equal to the lesser of (i) the Lowest Trading Price, or (ii) the effective price at which such securities are issued.

    If the Company does not have sufficient shares available to satisfy its obligations to the holders of Series C Preferred Shares upon receipt of a conversion notice, or otherwise fails or refuses to perfect conversion of any Series C Preferred Shares (a "Series C Conversion Default"), the holders of the Series C Preferred Shares have the right to put the Series C Preferred Shares to the Company at a price equal to 125% of the purchase price, plus all accrued and unpaid dividends.

    The holders of the Series C Preferred Shares may not convert such shares prior to August 12, 1997 and may convert subsequent to such date as follows: (i) 60 shares after August 13, 1997; (ii) 120 shares after September 12, 1997; (iii) 180 shares after October 12 1997; (iv) 240 shares after November 11, 1997; and
(v) 300 shares after December 10, 1997.

    As of July 8, 1997, there were 250 Series C Preferred Shares outstanding and held of record. The holders of the Series C Preferred Shares have no voting rights, except with respect to certain matters that affect the rights of the Series C Preferred Shares.

    THE PROMETHEAN COMMON STOCK INVESTMENT AGREEMENT. On March 31, 1997, the Company entered into a Common Stock Investment Agreement with Promethean Investment Group L.L.C. ("Promethean") pursuant to which Promethean will provide $10 million in equity funding to the Company. The Company has agreed to issue a minimum of $4,000,000 in Common Stock, at a 10% discount to market price, to Promethean within two years following the effective date of a registration statement covering the shares to be sold pursuant to the Common Stock Investment Agreement. On April 29, 1997, the Company and Promethean agreed to increase the equity funding commitment from $10 million to $25 million.

    OTHER SALES OF UNREGISTERED SECURITIES. On December 10, 1996, the Company issued 5,000 shares of the Company's Common Stock to Westergaard and Company as consideration for certain consulting services provided to the Company.

    On March 31, 1997, the Company issued 25,000 shares of its Common Stock, with a then market value of $112,500, to a lessor of certain property formerly leased by ITV in connection with a settlement of a lawsuit involving the lease of such property. The shares of Common Stock issued had certain demand and "piggy-back" registration rights. Further, if at the time of registration, the share price of the Company has increased or decreased by 20% or more, the Company shall issue, or the lessor shall return, as the case may be, a number of shares to restore the value of the Common Stock so issued to $112,500.

    On September 6, 1996, the Company issued options to purchase 20,000 shares of the Company's Common Stock as compensation to two employees. For a discussion of the issuance of securities as compensation to the directors and executive officers of the company, see "Executive Compensation."

    Except as otherwise provided above, the Company believes that the issuances of securities pursuant to the foregoing transactions were exempt from registration under the Securities Act by virtue of section 4(2) thereof as transactions not involving public offerings.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company devotes substantially all of its efforts to financing and developing Sino-foreign joint ventures to establish telecommunications networks in the PRC. In January 1996, the Company completed the sale of the assets of its ITV subsidiary. As such, research and development, marketing, and sales of products from its ITV subsidiary have ceased.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations primarily through equity investments and loans from its founding stockholders.

    Approximately $3,558,000 of cash was provided by the Company's operations for the fiscal year ended March 31, 1997, compared to the use of approximately $2,887,000 of cash for the year ended March 31, 1996. The cash flow from operating activities relates to the increase in prepaid expenses and other current assets reflected in the Company's financial statements as a result of the consolidation of its joint venture subsidiaries in the PRC. The use of cash from operations for the year ended March 31, 1996 reflects increases in accounts payable and accrued expenses, including accrued interest, of approximately $1,400,000. During the fiscal year ended March 31, 1995 the Company used approximately $4,399,000 in its operating activities. The decrease in cash used in the Company's operating activities from the year ended March 31, 1995 to the year ended March 31, 1996 reflects a greater net loss in 1995, and an increase in accounts payables and accrued expenses in 1996.

    The Company used approximately $15,715,000 in its investing activities in the year ended March 31, 1997, compared to approximately $1,040,000 in the year ended March 31, 1996. This increase reflects the Company's joint venture funding during the year ended March 31, 1997, as well as construction costs of approximately $21,881,000 in the Company's GSM Network in Hebei Province. The Company further reported approximately $6,550,000 of net liabilities assumed through consolidation of its joint venture subsidiaries in the PRC. Net cash used in the Company's investing activities for the year ended March 31, 1995 was approximately $861,000, which reflects development expenses related to research and development of its ITV subsidiary prior to the sale of ITV to Netmatics.

    The cash inflows from financing activities during the year ended March 31, 1997 were generated from the following sources: (i) approximately $11,521,000 in loans from Mitsubishi Bank and vendor provided financing for the development of the Hebei GSM Network, which the Company has reported through the consolidation of its PRC joint ventures, (ii) the receipt of additional Common Stock subscriptions of $2,000,000 and (iii) the receipt of $3,841,219 in Preferred Stock subscriptions. On June 12, 1996, the Company issued 100 shares of the Company's Series B Convertible Preferred Stock, at a purchase price of $25,000 per share, and a number of warrants equal to the number of common shares into which the Series B Preferred Shares were converted in consideration of $2,500,000, of which the Company received $2,341,219 after placement agent's fees. In addition, on March 31, 1997, the Company issued 150 shares of the Company's Series D Convertible Preferred Stock at a purchase price of $10,000 per share in consideration of $ 1,500,000.

    During the years ended March 31, 1996 and March 31, 1995, the Company received approximately $2,934,000 and $6,387,000 from its financing activities, respectively. The sources of these amounts were from: (i) the sale of approximately $2,194,000 and $2,605,000 in Common Stock during the years ended March 31, 1996 and March 31, 1995, respectively, (ii) the receipt of approximately $1,536,000 in Common Stock subscriptions in the year ended March 31, 1995, and (iii) the receipt of shareholder loans of approximately $740,000 during the year ended March 31, 1996 and $2,245,000 during the year ended March 31,1995.

    On December 15, 1995, the Company also agreed to issue 1,524,178 shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Shares") to Tweedia as consideration for the contribution to the Company by Beijing CATCH of Beijing CATCH's interest in a $4,572,536 non-refundable deposit paid to Motorola in connection with an Enhanced Specialized Mobile Relay System Equipment Purchase Contract #700.0008D, dated December 12, 1993, and as amended, between Beijing CATCH and Motorola. The deposit has been reflected in the financial statements as a deduction of stockholders' equity, as it is currently the view of management that this deposit may be forfeited and such Series A Preferred Shares will be canceled.

    As of December 21, 1995, the Company agreed to issue up to 50,000,000 shares of Common Stock to Tweedia, an affiliate of Beijing CATCH and the principal shareholder of the Company, pursuant to the terms of a Master Agreement and Right of First Refusal, dated December 21, 1995, between Beijing CATCH, Tweedia and the Company (the "Master Agreement"). As of July 8, 1997, the Company has not issued any shares pursuant to the Master Agreement, and has not entered into, and management has no current intent of entering into, any Sino-foreign joint ventures with Beijing CATCH under the terms of the Master Agreement. As a result, no obligation for future issuances of Common Stock to Beijing CATCH under the Master Agreement exists or are contemplated. See "Certain Relationships and Related Transactions."

    The current funding requirement for the Hebei Multimedia Network is estimated at approximately $23 million to link cable systems in the eleven largest cities in Hebei Province. As of June 20, 1997, the Company had invested approximately $1.0 million in Hebei Equipment for purposes of investment in the Hebei Multimedia Network. The Company anticipates that the balance of required funding will be provided in the form of equity and debt investments in Hebei Equipment and additional joint venture entities that may be established with strategic partners. See "Risk Factors -- Significant Additional Funding of Joint Venture Projects Required."

    The Company's ability to obtain profitable operations is dependent in part on the successful development, implementation and marketing of the PRC joint ventures' products and services. The Company will continue to seek funds in the form of lines of credit and/or equity and debt offerings to third parties as well as its existing shareholders. See "Risk Factors -- Possible Need for Additional Capital."

    In the event the Company fails to raise additional funds from such financing, and fails to generate any additional revenues from operations, the Company may not be able to meet all of its obligations past December 1997, based on its current operating expenditures. There can be no assurances that any sources of financing will be available from existing stockholders or external sources on terms favorable to the Company or at all or that the business of the Company will ever achieve profitable operations. In the event the Company does not receive any such financing or generate profitable operations, management's options will be to suspend or discontinue its business activity in its present form.

EQUITY ISSUANCE AND SERVICE AGREEMENTS

    As the Company's entire business consists of the financing and development of telecommunications networks in the PRC, and the Sino-foreign joint ventures for such projects are in their development stage, the Company had no cash flow from such ventures during the fiscal year ended March 31, 1997. Since inception of its current business in February 1995, the Company has financed its participation in the Sino-foreign joint ventures through private equity investments and loans from its founding stockholders. The following is a discussion of arrangements entered into by the Company for certain financial, legal and consulting services.

    On July 30, 1996, the Company entered into an agreement with Merrill Lynch (Asia Pacific) Limited ("Merrill Lynch") pursuant to which Merrill Lynch will act as a financial advisor to the Company and will assist the Company with strategic financing alternatives with respect to the Company's PRC projects.
The Company was required to pay Merrill Lynch a retainer of $50,000 upon the execution of the agreement and three installments of $150,000 each payable every 120 days thereafter, none of which has been paid by the Company to date. Additional fees may be paid to Merrill Lynch if Merrill Lynch successfully assists the Company in raising capital for the Company and the Company's Sino-foreign joint ventures.

    In October 1996, the Company entered into an agreement with two of its law firms, to settle a portion of their accrued fees through the issuance of stock options. With this transaction, the Company converted accrued legal fees in the aggregate of approximately $98,000 into options to purchase an aggregate of 65,064 shares of the Company's Common Stock at an exercise price of $1.50 per share, the market value of the Company's common stock at that time. A portion of the accrued legal fees were credited against gains made by actual resale price. In addition, one firm continues to hold options to purchase 10,102 additional shares of Common Stock against future legal fees. The Company also agreed to register the underlying shares with the Commission on Form S-8. The registration statement relating to these shares was filed with the Commission on or about November 11, 1996.

    On October 15, 1996, the Company agreed to issue warrants to David Rubenstein to purchase 200,000 shares of the Company's Common Stock. These warrants were issued for Mr. Rubenstein's services related to advising the Company with respect to its Sino-foreign joint ventures and marketing activities in the PRC. The warrants issued have a three year term and an exercise price of $1.50, which was the market value of the Company's Common Stock at the time of issuance of the warrants.

    On December 10, 1996, the Company agreed to issue to E. Pendelton James 5,000 shares of the Company's Common Stock with a market value of $18,125 (based on the fair market value at the time of issuance), in addition to 5,000 shares issued to him in May 1996 which had a market value of $45,625 (based on the fair market value at the time of issuance), for professional executive search consulting services he has been providing to the Company in developing the composition of its management and Board of Directors.

    The Company agreed to register shares of Common Stock underlying warrants issued to David Rubenstein and shares of Common Stock issued to E. Pendelton James for consulting services, and certain shares of Common Stock issued to Joseph R. Wright, Jr. in lieu of cash compensation with the Commission. On or about December 31, 1996, the Company filed a registration statement on Form S-8 with the Commission. The total number of shares covered by the registration statement was 397,500.

    On or about October 19, 1996, the Company entered into a twelve month financial advisory services agreement with an investment bank. The services provided under this agreement relate to financial advisory services, including, but not limited to, the development of a financing strategy for the Company and the Company's projects in the PRC. The agreement calls for a $50,000 retainer and the payment of success fees for raising capital for the Company and its projects. In addition, the Company has agreed to issue a warrant to purchase up to 600,000 shares of the Company's Common Stock to the investment bank. This warrant has an exercise price of $2.00 per share, which was the market value of the Company's Common Stock at the time of the issuance of the warrants. 300,000 of the warrants vest immediately, and the additional 300,000 warrants will vest only when the investment bank has raised a minimum of ten million dollars in any form of financing for the Company.

RESULTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 1997 AND MARCH 31, 1996

    Following the ITV Asset Sale in January 1996, the Company has focused its business solely on establishing Sino-foreign joint ventures to develop telecommunications networks in the PRC. As a result of the ITV Asset Sale, the Company does not currently generate sales or market any products. Management expects to begin reporting sales during fiscal year 1998 from Hebei Equipment's interest in the GSM Network, which commenced operations in the fourth quarter of fiscal year 1997. In light of this change in operations, net sales decreased from $683,733 during the year ended March 31, 1996 to $0 during the year ended March 31, 1997. Net sales during the year ended March 31, 1996 reflected the former operations of ITV and related to the sale of prototypes of the Company's products and miscellaneous services provided to the Company's customers on a pilot-testing basis, as well as filed testing of the Company's products. The decrease in net sales during the year ended March 31, 1997 is attributable to cessation of operations of the Company's ITV subsidiary after the Asset Sale of ITV.

    Selling, general and administrative expenses increased 25% from $3,207,570 during the year ended March 31, 1996 to $3,996,151 during the year ended March 31, 1997 due to increased levels of salaries paid to employees and legal and professional expenses incurred over the past year.

    Net research and development expenses decreased from $1,287,629 during the year ended March 31, 1996 to $0 during the year ended March 31, 1997. The decrease in research and development expenses related to a shift in the focus of the business of the Company from manufacturing technologically advanced networking equipment through its ITV subsidiary to establishing Sino-foreign joint ventures with entities in the PRC involved in telecommunications through its PRC subsidiary. As a result of the closing of the Asset Sale Agreement in January 1996, the Company ceased all activities related to research and development.

    The equity in losses of unconsolidated subsidiary of $500,000 recorded during the year ended March 31, 1996 represents the Company's share of losses reported by Netmatics between January 17, 1996 and March 31, 1996, during which period the Company owned thirty-three percent (33%) of the issued and outstanding common shares of Netmatics. Through a series of secured debentures issued by Netmatics to its shareholders, and the conversion of a note in the amount of 2,250,000 to equity, the Company's ownership in Netmatics increased to 39%. Further, the Company has written off $198,538 of investments it has made in Netmatics.

    Interest expense during the year ended March 31, 1997 decreased to approximately $130,000 from approximately $241,856 during the year ended March 31, 1996 due to a reduction in outstanding balance of shareholder loans payable during the year ended March 31, 1997.

    The loss from abandoned assets of $130,840 recorded during the year ended March 31, 1996 represents a non-recurring "write-off" of certain remaining assets of ITV that were not sold in the ITV Asset Sale.

    The Company's net loss decreased 23% from $5,281,730 during the year ended March 31, 1996 to $4,064,885 during the year ended March 31, 1997. This decrease in net loss was due to reductions in losses and "write-offs" associated with the operations of ITV, which were terminated following the ITV Asset Sale.

RESULTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 1996 AND MARCH 31, 1995

    Net sales increased from $345,276 during the year ended March 31, 1995 to $683,733 during the year ended March 31, 1996. Net sales during the year ended March 31, 1995 related to the sale of prototypes of the Company's products and miscellaneous services provided to the Company's customers on a pilot-testing basis. The increase in net sales during the year ended March 31, 1996 is attributable to the development of a tested product line and a nation-wide sales and marketing program for the distribution of the Company's products. As all of the Company's revenues since inception were generated by ITV, the Company had no net sales subsequent to the closing of the Asset Sale Agreement in January 1996.

    Selling, general and administrative expenses decreased nine percent from $3,513,567 during the year ended March 31, 1995 to $3,207,570 during the year ended March 31, 1996. This reduction is primarily related to a decrease in payroll and related expenses associated with the closing of the Asset Sale Agreement in January 1996, which led to a reduction in the number of employees working in the Company.

    Net research and development expenses decreased by 38% from $2,086,324 during the year ended March 31, 1995 to $1,287,629 during the year ended March 31, 1996. The decrease in research and development expenses related to a shift in the focus of the business of the Company from manufacturing technologically advanced networking equipment to establishing Sino-foreign joint ventures with entities in the PRC involved in telecommunications. As a result of the closing of the Asset Sale Agreement in January 1996, the Company ceased all activities related to research and development.

    The equity in losses of unconsolidated subsidiary of $150,000 recorded during the year ended March 31, 1996 represents the Company's share of losses reported by Netmatics between January 17, 1996 and March 31, 1996, during which period the Company owned thirty-three percent (33%) of the issued and outstanding common shares of Netmatics.

    Interest expense during the year ended March 31, 1996 increased to approximately $242,000 from approximately $118,000 during the year ended March 31, 1995 due to a higher average outstanding balance of shareholder loans payable during the year ended March 31, 1996.

    The loss from abandoned assets of $130,840 recorded during the year ended March 31, 1996 represents the write-off of certain remaining assets of ITV that were not sold.

    The Company's net loss decreased from $5,538,303 during the year ended March 31, 1995 to $5,281,730 during the year ended March 31, 1996. This decrease in net loss was due to decreases in SG&A and research and development expenses that more than offset the loss from the abandonment of assets and higher interest expenses incurred during the year ended March 31, 1996.

ITEM 7.   FINANCIAL STATEMENTS

    The financial statements required by this Item 7 are attached hereto as "Exhibit (a)(1)" and incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Previously reported.

                                       PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The directors of the Company currently have terms which will end at the next annual meeting of the stockholders of the Company or until their successors are elected and qualified, subject to their prior death, resignation or removal. Officers are appointed by and serve at the discretion of the Board of Directors, subject to the rights of the officers under their respective employment agreements. There are no family relationships among any of the Company's directors and executive officers.

      NAME              AGE                   POSITION
---------------------   ---  --------------------------------------------------
Joseph R. Wright, Jr.   58   Chairman of the Board of Directors, Chief
                             Executive Officer and President
Richard T. McNamar      58   Vice Chairman of the Board of Directors
Xiao Jun                40   Executive Vice President - AVIC China and Director
James R. Lilley         69   Director
Michael H. Wilson       59   Director
Drew Lewis              65   Director
Ju Feng                 50   Director
Teoh Set Seng           45   Director
Albert G. Pastino       55   Senior Vice President and Chief Financial Officer
James F. O'Brien        51   Senior Vice President and General Counsel
Michael J. Lim          33   Executive Vice President - Operations
Timothy P. F. Crowley   25   Corporate Secretary

    JOSEPH R. WRIGHT, JR. has served as the Company's Chairman of the Board of Directors since May 1995, Chief Executive Officer since March 1996 and President since May 1996. Mr. Wright also serves as Chairman and member of the Board of GRC International, Inc. a U.S. public company that provides technical support to government and private entities, Co-Chairman of Baker & Taylor Holdings, Inc., an international book and video distribution company, Vice Chairman of The Jefferson Group, a member of the Board of Travelers Group, a public company, PanAm Sat, a public company, and Deswell Industries, a public company. From 1989 to 1994, Mr. Wright served in various executive capacities for W. R. Grace & Co., an international chemicals and health care company, and its associated companies, including Executive Vice President and Vice Chairman of W. R. Grace & Co., President of Grace Energy Corporation and Chairman of Grace Environmental Company. From 1982 to 1989, Mr. Wright held the positions of Director and Deputy Director of the Office of Management and Budget, The White House, and was a member of President Reagan's cabinet. Prior to 1982, he served as Deputy Secretary, United States Department of Commerce, President of Citicorp Retail Services and Retail Consumer Services, held posts in the United States Department of Agriculture, the United States Census Bureau and the United States Department of Commerce, and was Vice President and Partner of Booz. Allen & Hamilton, a management consulting firm. He is also currently a member of the Board of Advisors of Barington Capital Corporation and Great Lakes Pulp and Fiber Corporation, and a Trustee of Hampton University.

    RICHARD T. MCNAMAR has served as the Company's Vice Chairman of the Board of Directors since September 1996. He was the founder and Chairman of International Franchise, Inc., a firm that specialized in international financial transactions, from 1995 to 1997. He was a Managing Director of Oppenheimer & Co. from 1991 to 1994. Formerly, he was the Vice-Chairman of The Bank of New England Corporation and subsidiaries from 1990 to 1991. Mr. McNamar served as Deputy Secretary of the United States

Treasury from 1981 to 1985. He served in the Nixon and Ford Administrations from 1972 to 1977, where he served as the Executive Director of the Federal Trade Commission from 1973 through 1977. Mr. McNamar is also currently a member of the Executive Board of the Bretton Woods Committee, the Board of the Institute of the Americas and the Advisory Committee of the World Economic Forum.

    XIAO JUN has served as a Director of the Company since February 1995 and Executive Vice President - AVIC China since December 1995. He also served as the Company's Secretary from February 1995 to January 1996 and as Chief Financial Officer from June 1995 to May 1996. He has been the President of Xiao Hua International, Inc., an international steel trading business based in California since June 1993. He served as the Vice President of ITV from December 1994 to January 1996. From March 1990 to May 1993, Mr. Xiao was the Vice President of Chong Qing Special Metals Industry Co. From 1985 to 1990, Mr. Xiao served as an engineer and project manager at the representative office of IBM China/HK Corp. (Beijing). Mr. Xiao received a bachelor's degree in physics from the Beijing Polytechnic University in 1982.

    JAMES R. LILLEY has served as a Director of the Company since May 1997. Ambassador Lilley is currently the Director of Asian Studies at the American Enterprise Institute ("AEI") which he joined in January 1993, and directs the Institute for Global Chinese Affairs at the University of Maryland. Prior to his joining AEI, Ambassador Lilley served in President Bush's Administration as the Assistant Secretary of Defense for International Security Affairs from November 1991 to January 1993. Ambassador Lilley was U.S. Ambassador to the People's Republic of China from April 1989 to May 1991, and to the Republic of Korea from 1986 to 1989. Ambassador Lilley is the co-editor of BEYOND MFN:
TRADE WITH CHINA AND AMERICAN INTERESTS and is the author of the forward for the AEI publication, CHINESE MILITARY MODERNIZATION. He has represented Hunt Oil of Texas and United Technologies of Hartford, Connecticut in 1979 to 1980. Ambassador Lilley worked for Archer-Daniels-Midland Co. and Westinghouse as a business consultant.

    MICHAEL H. WILSON has served as a Director of the Company since May 1997.
He has been Vice-Chairman of RBC Dominion Securities, Inc. in Toronto, Canada since 1995. Prior to 1994, Mr. Wilson held senior Federal Cabinet posts with the Government of Canada in Finance, Industry, Science and Technology and International Trade. Prior to his career in public service, Mr. Wilson was Executive Vice-President of Dominion Securities Limited. Mr. Wilson also serves on the Board of Directors of Manulife Financial, a mutual insurance company, Amoco Corporation, a publicly held company, and Rio Algom Limited, a publicly held company. He is also active in a number of professional and community organizations, including The Clarke Institute of Psychiatry, The Aspen Institute and The Institute of the Americas.

    DREW LEWIS has served as a Director of the Company since May 1997. Mr. Lewis served as Chairman and Chief Executive Officer of Union Pacific Corporation from October 1987 to January 1997, and served as the Chief Operating Officer of Union Pacific Corporation from April 1986 to October 1987. Prior to his positions with Union Pacific Corporation, Mr. Lewis served as Chairman and Chief Executive Officer of Union Pacific Railroad Company from April to October 1986. From 1983 to 1986, Mr. Lewis was Chairman and Chief Executive Officer of Warner Amex Cable Communications. He served in the Reagan Administration from January 1981 to February 1983 as U.S. Secretary of Transportation. Mr. Lewis also serves as a director to American Express Company, FPL Group, Inc., Gannett Co., Inc., Gulfstream Aerospace Corporation, Lucent Technologies, Union Pacific Resources Group, Inc. and Dal-Tile International, all of which are publicly held companies.

    JU FENG has served as a Director of the Company since February 1995. He has been the Vice President and Chief Technical Officer of Beijing CATCH since 1990. Mr. Ju also serves as the Chairman of Hebei Equipment. He was an associate professor and director of the telecommunications laboratory at the Beijing University of Aeronautics and Astronautics from 1989 to 1990. From 1987 to 1990, Mr. Ju served as a visiting scholar on mobile communication at the Department of Electrical and Electronics Engineering at Liverpool University (United Kingdom). Mr. Ju received a master's degree from the

Department of Electronics Engineering from the Beijing University of Aeronautics and Astronautics in 1980, and a bachelor's degree in electrical engineering from Tshinghua University (Beijing, China) in 1968.

    TEOH SET SENG has served as a Director of the Company since July 1994 and served as the Secretary of the Company from July 1994 to February 1995. She has also served as an internal auditor for Villa Genting Development SDN BHD since June 1993. From 1983 to June 1993, Ms. Teoh served as a manager for Planglobal Insurance SDN based in Malaysia.

    ALBERT G. PASTINO was appointed in June 1997 to serve as a Senior Vice President and Chief Financial Officer of the Company, subject to ratification of such appointment by the Board of Directors. From 1993 to 1997, Mr. Pastino served as the President of Kisco Capital Company, Inc., an affiliate of Kohlberg & Company, a private equity investment company, where he was involved in a number of equity transactions. He also served on the boards of directors of a number of Kohlberg & Company's portfolio companies and currently serves on the board of four such portfolio companies. From 1989 through 1992, Mr. Pastino served as Senior Vice President and Chief Operating Officer of Fortis Private Capital, Inc., a private equity investment company investing in expansion financing and management buyouts. Mr. Pastino began his business career at Deloitte & Touche LLP where he served as senior partner, and gained his investment banking experience at Alex Brown & Sons, Incorporated. Mr. Pastino received an M.B.A. from Fairleigh Dikinson University and a B.S. from St. Joseph's University and completed the Harvard University Graduate School of Business SCMP Program.

    JAMES F. O'BRIEN was appointed in June 1997 to serve as a Senior Vice President and General Counsel of the Company, subject to ratification of such appointment by the Board of Directors. Mr. O'Brien was a senior litigation partner at the law firm of Goulston and Storrs in Boston, Massachusetts where he founded the litigation practice in 1978 and specialized in complex financial transactions. Prior to that, Mr. O'Brien was an associate with the firm of Bingham, Dana & Gould. He has served as an advisor to U.S. corporations seeking business opportunities in Southeast Asia. Mr. O'Brien received a J.D. from Boston College Law School and an A.B. from St. John's Seminary in Boston.

    MICHAEL J. LIM has served as the Executive Vice President - Operations of the Company since November 1995 and as the Chief Financial Officer from May 1996 through June 1997. He also served as a Director of the Company from December 1996 to April 1997. Prior to his joining the Company, Mr. Lim was an investment banker with Bear, Stearns & Co., Inc. from 1986 to 1988 and from 1991 to 1995. During the two and a half years prior to his joining the Company, Mr. Lim served as Vice President of Bear Stearns Asia Limited, where he advised Asian enterprises on a wide variety of financing transactions, with particular focus on telecommunications and infrastructure financings. Mr. Lim also worked as an investment banker with the Chase Manhattan Bank from 1990 to 1991. Mr. Lim received his A.B. from Harvard College in English Literature in 1985 and his M.B.A. from the Amos Tuck School of Business Administration at Dartmouth in 1990.

    TIMOTHY P. F. CROWLEY joined the Company in May 1995 and has served as the Secretary of the Company since January 1996. Prior to joining the Company. Mr. Crowley worked in Corporate Administration at Travelers Group. Mr. Crowley received his B.A. from Connecticut College in Anthropology and Art History, and was enrolled in a graduate program in the History of Art at New York University's Institute of Fine Arts from 1993 to 1994.

    There are currently no members appointed to the Audit Committee of the Board of Directors. During the fiscal year ended March 31, 1997, William H. Davidson was the sole member of such committee until his resignation from the Board in March 1997.

    In May 1997 Klaus Schwab, the President and Founder of the World Economic Forum in Geneva, Switzerland was appointed by the Board of Directors to serve as a member of the Board of Directors of the Company. At the request of the World Economic Forum's directors that Mr. Schwab reduce his involvement in outside for-profit activities, Mr. Schwab resigned from the Company's Board of Directors in June 1997. He resigned from a European corporation's board of directors at approximately the same time. No Board meetings were held while he was a Director.

    SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and beneficial holders of more than 10% of any class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of such equity securities of the Company. Based solely upon a review of such forms furnished to the Company, and on written representations from certain reporting persons that no other reports were required for such persons, the Company believes that all reports required pursuant to Section 16(a) with respect to its executive officers, directors and 10% beneficial stockholders for the fiscal year ended March 31, 1997 were timely filed.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

    The Following tables set forth certain information concerning compensation for the fiscal years ended March 31, 1997, 1996 and 1995 of certain of the Company's executive officers, including the Company's Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the fiscal year ended March 31, 1997 (the "Named Executive Offices").

                                                                                       Long Term
                                                                                      Compensation
                                                                               -------------------------
                                            Annual Compensation                          Awards
                                  ----------------------------------------     -------------------------
Name and                                                      Other Annual       Stock          Options/
Principal Position       Year     Salary ($)      Bonus ($)   Compensation     Awards ($)       SARS (#)
------------------       ----     ----------      ---------   ------------     ----------      ---------
Joseph R. Wright         1997       $256,250         0          (2)$30,000       $281,250      3,000,000
  Chief Executive        1996        143,750         0          (2)$30,000                     3,000,000
  Officer(1)
Xiao Jun                 1997        123,958         0                                                 0
  Executive Vice         1996         57,990         0                                           400,000
  President-AVIC         1995         42,250         0                                           125,000
  China
Michael J. Lim           1997        167,333         0                                                 0
  Chief Financial        1996         79,615         0                                         1,000,000
  Officer(3)

_________________

(1) Mr. Wright has served as the Company's Chief Executive Officer since March 14, 1996. He joined the Company as the Chairman of the Board of Directors on May 1, 1995.
(2) During fiscal 1996 and 1997, the Company paid approximately $30,000 per year on behalf of Mr. Wright for certain personal tax and accounting services rendered by third parties for Mr. Wright.
(3) Mr. Lim joined the Company as the Executive Vice President - Operations on November 7, 1995 and served as the Company's Chief Financial Officer from May 1996 through June 15, 1997.

OPTION AND SAR GRANTS DURING LAST FISCAL YEAR

    The Company did not grant any stock options or SARs to its Named Executive Officers during the fiscal year ended March 31, 1997.

OPTIONS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

    The following table sets forth certain information regarding option exercises by the Named Executive Officers during the fiscal year 1997 and options held by such Named Executive Officers on March 31, 1997:


                                                          Number of Securities              Value of Unexercised
                                                         Underlying Unexercised             In-the-Money Options
                         Shares                        Options at Fiscal Year End          at Fiscal Year End(1)
                       Acquired on         Value       --------------------------          ---------------------
      Name               Exercise        Realized    Exercisable       Unexercisable    Exercisable  Unexercisable
      ----             -----------      ---------    -----------       -------------    -----------  -------------
Joseph R. Wright. . .                                  4,500,000           1,500,000    $10,800,000      3,600,000
Xiao Jun. . . . . . .       10,000        $78,950        415,000             100,000        995,425        240,000
Michael J. Lim. . . .                                    750,000             250,000      1,800,000        600,000

________________

(1) Based on a per share price of $2.750, the closing price of the Common Stock as reported on the American Stock Exchange, minus the exercise price of the option, multiplied by the number of shares underlying the Option.

EMPLOYMENT AGREEMENTS

    The Company has entered into employment agreements with six of its executive officers, Messrs. Joseph R. Wright, Jr., Richard T. McNamar, Albert G. Pastino, James F. O'Brien, Xiao Jun and Michael J. Lim.

    The Company entered into a five year employment agreement dated as of April 15, 1995, and as amended on November 21, 1995 and September 6, 1996, with Joseph
R. Wright, Jr., pursuant to which Mr. Wright agreed to serve as the Company's Chairman of the Board of Directors, Chief Executive Officer and President and to operate out of the Company's executive offices located in New York, New York. The employment agreement initially provided for an annual base salary of $50,000 during the year commencing April 15, 1995 and $300,000 during the year thereafter. The September 6, 1996 amendment to the employment agreement provides for the issuance of shares of Common Stock in lieu of cash compensation as payment for the salary that Mr. Wright had accrued from June 1995 through August 1996, at $1.50 per share, the market price of the Common Stock on September 6, 1996. Further, the amendment offers Mr. Wright an automatic extension of his contract of one year on each April 14, unless the Board of Directors notifies Mr. Wright 90 days prior to such date that such extension will not be made. The Board of Directors also approved revising his salary for the first year commencing on April 15, 1997 to $150,000, revising his salary for the second year to $300,000, and increasing his salary in each year thereafter by $100,000. The Board of Directors of the Company also approved the issuance of an additional three million options to Mr. Wright on September 12, 1996. These options have an exercise price of $3.00 per share, the fair market value on the date of grant, and vest with respect to fifty percent of said options on each April 15, 1997 and April 15, 1998.

    In September 1996 the Company approved the issuance of 187,500 shares of the Company's Common Stock to Mr. Wright, paid in lieu of a portion of cash compensation Mr. Wright had been accruing from June 1995 through October 15, 1996. The amount of salary accrued through October 15, 1996 was $281,250. The Common Stock was issued at $1.50 per share, the fair market value of such shares at the time of the grant.

    Pursuant to the employment agreement, Mr. Wright was granted an option to acquire 3,000,000 shares of Common Stock at an exercise price of $0.35 per share, and an additional 3,000,000 shares at an exercise price of $3.00 per share were granted on September 6, 1996. The option has vested with respect to the 3,000,000 shares which have an exercise price of $0.35 per share, and with respect to 1,500,000 shares which have an exercise price of $3.00 per share. The balance of the option with respect to 1,500,000 shares which have an exercise price of $3.00 per share will vest on April 15, 1998. The options issued to Mr. Wright have been issued pursuant to the Company's 1996 Stock Option Plan and were based on the market value of the Common Stock on the date of grant.

    On September 6, 1996, the Company entered into a one year verbal employment agreement with Richard T. McNamar pursuant to which Mr. McNamar will serve as Vice Chairman of the Company. He received 25,000 shares of the Company's Common Stock upon commencing employment. Initially, Mr. McNamar was part time, and was arranged to receive a contingent success fee for financings he introduced or arranged for the Company. On October 1, 1996 Mr. McNamar became a full time employee and waived his rights to any success fees. In his full time capacity, Mr. McNamar will be paid $200,000 annual base salary. Mr. McNamar was issued an option to purchase 250,000 shares of the Company's Common Stock at an exercise price of $1.50 per share on September 6, 1996. He received an additional option for 250,000 shares at an exercise price of $1.50 per share when he became a full time employee on October 1, 1996. The exercise price of the options were based on the market value of the Common Stock on the date of grant. The Company and Mr. NcNamar intend to sign an employment agreement during the current fiscal year.

    On June 16, 1997, the Company entered into two year employment agreements with each of Albert G. Pastino and James F. O'Brien, which agreements are subject to ratification by the Board of Directors of the Company. Mr. Pastino will serve as a Senior Vice President and Chief Financial Officer of the Company and will receive an annual base salary of $100,000 for the first year and stock options to acquire 400,000 shares of Common Stock at an exercise price of $3.00 per share. Mr. O'Brien will serve as a Senior Vice President and General Counsel of the Company and will receive an annual base salary of $100,000 for the first year and stock options to acquire 400,000 shares of Common Stock at an exercise price of $3.00 per share.

    The Company entered into a two year employment agreement, effective as of November 6, 1995, with Michael J. Lim, pursuant to which he will serve as the Company's Executive Vice President - Operations at an annual base salary of $200,000. Mr. Lim also acted as the Company's Chief Financial Officer from May 1996 through June 15, 1997.

    The Company entered into a two year employment agreement, effective as of January 1, 1996, with Xiao Jun, pursuant to which he will serve as the Company's Executive Vice President - AVIC China, at an annual base salary of $175,000.

    In connection with these employment agreements, the Company has agreed to issue, to Messrs. Lim and Xiao, options to purchase up to 1,000,000 and 400,000 shares, respectively, of the Company's Common Stock, with an exercise price of $0.35 per share. The options have been granted pursuant to the Company's 1996 Stock Option Plan. The options vest at the rate of twenty-five percent (25%) of the aggregate number of options so granted at the end of each six (6) month period following the date of each respective employment agreement. The options granted to Messrs. Lim and Xiao expire on November 6, 2005 and December 31, 2005, respectively, and were based on the market value of the Common Stock on the date of grant.

    The Company has also granted Mr. Xiao a five year option to acquire 125,000 shares of the Company's Common Stock at an exercise price of $0.3555 per share pursuant to the Company's 1995 Stock Option Plan, all of which options vested as of February 8, 1995. See "Stock Option Plans."

CONSULTANTS

    The Company has entered into a consulting agreement with David Rubenstein pursuant to which Mr. Rubenstein will provide to the Company advise on marketing strategies and joint venture structures in the PRC. Mr. Rubenstein was granted warrants to purchase 200,000 shares of Common Stock of the Company at an exercise price of $1.50 per share, the market value of the Common Stock on the date of the grant.

STOCK OPTION PLANS

    As of February 8, 1995, the Company's Board of Directors and stockholders approved the Company's 1995 Stock Option Plan (the "1995 Stock Option Plan") in connection with the closing of the transactions contemplated by the Reorganization Agreement. The Company has reserved up to 500,000 shares of Common Stock for issuance under the 1995 Stock Option Plan. The Company has granted options to purchase up to 321,800 shares of Common Stock under the 1995 Stock Option Plan, 135,000 of which have been exercised.

    The 1996 Stock Option Plan (the "1996 Stock Option Plan") was adopted by the Board of Directors on March 14, 1996 and by the Company's stockholders on May 7, 1996. The Company has reserved for issuance thereunder an aggregate of 12,000,000 shares of Common Stock. The Company has granted options to purchase up to 8,040,000 shares of Common Stock under the 1996 Stock Option Plan. Of the 8,040,000 options granted as of the date of this Report, 5,660,000 options have vested, and the remaining 2,380,000 options may vest subject to certain schedules. The Board of Directors has approved a provision in the 1996 Stock Option Plan which will place a 6,000,000 share limit on the number of options that may be granted under the 1996 Stock Option Plan to an employee in the fiscal year ended March 31, 1996, and a 1,500,000 share limit in each fiscal year thereafter.

    A description of each of the Company's Stock Option Plans is set forth below. The description is intended to be a summary of the material provisions of the Company's Stock Option Plan and does not purport to be complete.

    ADMINISTRATION OF AND ELIGIBILITY UNDER STOCK OPTION PLANS. Each of the Stock Option Plans, as adopted, provides for the issuance of options to purchase shares of Common Stock to officers, directors, employees, independent contractors and consultants of the Company and its subsidiaries. The Stock Option Plans authorize the issuance of incentive stock options ("ISOs"), and non-qualified stock options ("NSOs") and stock appreciation rights ("SARs") to be granted by a committee (the "Committee") to be established by the Board of Directors to administer the Stock Option Plans.

    Subject to the terms and conditions of the Stock Option Plans, the Committee will have the sole authority to determine: (a) the persons ("optionees") to whom options to purchase shares of Common Stock and SARs will be granted, (b) the number of options and SARs to be granted to each such optionee, (c) the price to be paid for each share of Common Stock upon the exercise of such option, (d) the period within which each option and SAR will be exercised and any extensions thereof, and (e) the terms and conditions of each such stock option agreement and SAR agreement which may be entered into between the Company and any such optionee.

    All officers, directors and employees of the Company and its subsidiaries and certain consultants and other persons providing significant services to the Company and its subsidiaries will be eligible to receive grants of options and SARs under the Stock Option Plans. However, only employees of the Company and its subsidiaries are eligible to be granted ISOs.

    STOCK OPTION AGREEMENTS. All options granted under the Stock Option Plans will be evidenced by an option agreement or SAR agreement between the Company and the optionee receiving such option or SAR. Provisions of such agreements entered into under the Stock Option Plans need not be identical and may include any term or condition which is not inconsistent with the respective Stock Option Plan and which the Committee deems appropriate for inclusion.

    INCENTIVE STOCK OPTIONS. Except for ISOs granted to stockholders possessing more than ten percent (10%) of the total combined voting power of all classes of the securities of the Company or its subsidiaries to whom such ownership is attributed on the date of grant ("Ten Percent Stockholders"), the exercise price of each ISO must be at least 100% of the fair market value of the Company's Common Stock as determined on the date of grant. ISOs granted to Ten Percent Shareholders must be at an exercise price of not less than 110% of such fair market value.

    Each ISO must be exercised, if at all, within ten (10) years from the date of grant, but, within five (5) years of the date of grant in the case of ISOs granted to Ten Percent Stockholders.

    An optionee of an ISO may not exercise an ISO granted under the Stock Option Plans so long as such person holds a previously granted and unexercised ISO.

    The aggregate fair market value (determined as of time of the grant of the ISO) of the Common Stock with respect to which the ISOs are exercisable for the first time by the optionee during any calendar year shall not exceed $100,000.

    As of the date of this Report, ISOs have been granted under the 1995 Stock Option Plan, subject to certain vesting schedules, to purchase up to 300,000 shares of Common Stock, 160,000 of which have been exercised. The 300,000 ISOs have an exercise price of $0.3555 per share.

    Further, as of the date of the Report, ISOs have been granted under the 1996 Stock Option Plan, subject to certain vesting schedules, to purchase up to 362,380 shares of Common Stock. These options have the following per share exercise prices: 285,714 shares ($0.35), 66,666 shares ($3.00) and 10,000 shares ($1.50).

    NON-QUALIFIED STOCK OPTIONS. The exercise price of each NSO will be determined by the Committee on the date of grant. However, the exercise price for the NSOs under the 1995 Stock Option Plan will in no event be less than 85% of the fair market value of the Common Stock on the date the option is granted, or not less than 110% of the fair market value of the Common Stock on the date such option is granted in the case of an option granted to a Ten Percent Stockholder. No such restriction exists with respect to the exercise prices of NSOs granted under the 1996 Stock Option Plan.

    The exercise price for each NSO will be determined by the Committee at the time such option is granted, but in no event will such exercise period exceed ten (10) years from the date of the grant.

    As of the date of this Report, NSOs have been granted under the 1995 Stock Option Plan, subject to certain vesting schedules, to purchase up to 20,000 shares of the Common Stock at an exercise price of $0.15 per share and up to 1,800 shares of Common Stock at an exercise price of $5.00 per share.

    As of the date of this Report, NSOs have been granted under the 1996 Stock Option Plan to purchase up to 10,227,620 shares of Common Stock, subject to certain vesting schedules. These options have the following per share exercise prices: 3,733,334 shares ($3.00), 260,000 shares ($1.50) and 6,234,286 shares
($0.35).

    STOCK APPRECIATION RIGHTS. Each SAR granted under the Stock Option Plans will entitle the holder thereof, upon exercise of the SAR, to receive from the Company, in exchange therefor, an amount equal in value to the excess of the fair market value on the date of exercise of one share of Common Stock over its fair market value on the date of exercise of one share of Common Stock over its fair market value on the date of grant (or in the case of an SAR granted in connection with an option, the excess of the fair market of one share of Common Stock at the time of exercise over the option exercise price per share under the option to which the SAR relates), multiplied by the number of shares of Common Stock covered by the SAR or the option, or portion thereof, that is surrendered.

    SARs will be exercisable only at the time or times established by the Committee. If an SAR is granted in connection with an option, the SAR will be exercisable only to the extent and on the same conditions that the related option could be exercised. The Committee may withdraw any SAR granted under the Stock Option Plans at any time and may impose any conditions upon the exercise of an SAR or adopt rules and regulations from time to time affecting the rights of holders of SARs.

    As of the date of this Report, no SARs have been granted pursuant to the 1995 Stock Option Plan, as part of the issuance of the 20,000 NSOs and no SARs have been granted under the 1996 Stock Option Plan.

    TERMINATION OF OPTION AND TRANSFERABILITY. In general, any unexpired options or SARs granted under the Stock Option Plans will terminate: (a) in the event of death or disability, pursuant to the terms of the option agreement or SAR agreement, but not less than six (6) months or more than twelve (12) months after the applicable date of such event, (b) in the event of retirement, pursuant to the terms of the option agreement or SAR agreement, but no less than thirty (30) days or more than three (3) months after such retirement date, or
(c) in the event of termination of such person other than for death, disability or retirement, until thirty (30) days after the date of such termination. However, the Committee may in its sole discretion accelerate the exercisability of any or all options or SARs upon termination of employment or cessation of services.

    The options and SARs granted under the Stock Option Plans generally will be non-transferable, except by will or the laws of descent and distribution.

    ADJUSTMENTS RESULTING FROM CHANGES IN CAPITALIZATION. The number of shares of Common Stock reserved under the Stock Option Plans and the number and price of Common Stock covered by each outstanding option or SAR under the Stock Option Plans will be proportionately adjusted by the Committee for any increase or decrease in the number of issued and outstanding shares of Common Stock resulting form any stock dividends, split-ups. Consolidations, recapitalizations, reorganizations or like event.

    AMENDMENT OR DISCONTINUANCE OF STOCK OPTION PLAN. The Board of Directors has the right to amend, suspend or terminate the Stock Option Plans at any time. Unless sooner terminated by the Board of Directors, the 1995 Stock Option Plan and the 1996 Stock Option Plan will terminate on February 8, 2005 and May 7, 2006, respectively, the tenth anniversary date of the effectiveness of each such Stock Option Plan.

    COMPENSATION OF DIRECTORS. The Company does not currently compensate its Directors for services provided as Directors of the Company. Except for two non-employee directors who each received 5,000 shares of Common Stock for a value totaling $90,000 (based on market value) in April 1996, no compensation was paid to non-employee Directors for services performed as Directors of the Company during the fiscal year ended March 31, 1997.

    DIRECTORS AND OFFICERS LIABILITY INSURANCE. The Company has obtained directors' and officers' liability insurance with an aggregate liability for the policy year, inclusive of costs of defense, in the amount of $3,000,000. The insurance policy ending April 3, 1997, was renewed April 1, 1997 and will expire April 3, 1998.

    INDEMNIFICATION OF OFFICERS AND DIRECTORS. The Company's Certificate of Incorporation and Bylaws designate the relative duties and responsibilities of the Company's officers, establish procedures for actions by directors and stockholders and other items. The Company's Certificate of Incorporation and Bylaws also contain extensive indemnification provisions that will permit the Company to indemnify its officers and directors to the maximum extent provided by Delaware law.

    In addition, the Company has adopted a form of indemnification agreement (the "Indemnification Agreement") which provides the indemnitee with the maximum indemnification allowed under applicable law. The Company has not entered into Indemnification Agreements with any of its directors, executives, employees or consultants as of the date of this Report. Since the Delaware statute is non-exclusive, it is possible that certain claims beyond the scope of the statute may be indemnifiable. The Indemnification Agreements provide a scheme of indemnification which may be broader than that specifically provided by Delaware law. It has not yet been determined, however, to what extent the indemnification expressly permitted by Delaware law may be expanded, and therefore the scope of indemnification provided by the Indemnification Agreements may be subject to future judicial interpretation.

    The Indemnification Agreement provides, in pertinent part, that the Company shall indemnify an indemnitee who is or was a party or is threatened, pending or completed action or proceeding whether civil, criminal, administrative or investigative by reason of the fact that the indemnitee is or was a director, officer, key employee or agent of the Company or any subsidiary of the Company. The Company shall advance all expenses, judgments, fines, penalties and amounts paid in settlement (including taxes imposed on indemnitee on account of receipt of such payouts) incurred by the indemnitee in connection with the investigation, defense, settlement or appeal of any civil or criminal action or proceeding as described above. The indemnitee shall repay such amounts advanced only if it shall be ultimately determined that he or she is not entitled to be indemnified by the Company. The advances paid to the indemnitee by the Company shall be delivered within 20 days following a written request by the indemnitee. Any award of indemnification to an indemnitee, if not covered by insurance, would come directly from assets of the Company, thereby affecting a stockholder's investment.

    TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS. Except as set forth in employment agreements of certain employees of the Company and its subsidiaries, the Company has no compensatory plans or arrangements which relate to the resignation, retirement or any other termination of an executive officer or key employee with the Company or a change in control of the Company or a change in such executive officer's or key employee's responsibilities following a change in control.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth the beneficial ownership of Common Stock as of July 8, 1997 by: (i) each person known by the Company to beneficially own 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer of the Company and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law. The information set forth in the table and accompanying footnotes has been furnished by the named beneficial owners:

        NAME OF                                    NO. OF
    BENEFICIAL OWNER                              SHARES(1)   PERCENT(1)
    ----------------                             ----------   ----------
Tweedia International Limited(2). . . .         14,570,269       43.9
Max Chian Yi Sun(3) . . . . . . . . . .          2,798,191        9.0
Joseph R. Wright, Jr.(4). . . . . . . .          4,802,500       13.4
Richard T. McNamar(5) . . . . . . . . .            150,000         *
Xiao Jun(6) . . . . . . . . . . . . . .            425,000        1.3
James R. Lilley . . . . . . . . . . . .                  0         -
Michael H. Wilson . . . . . . . . . . .                  0         -
Drew Lewis. . . . . . . . . . . . . . .             10,000         *
Ju Feng(7). . . . . . . . . . . . . . .         14,575,269       43.9
Teoh Set Seng . . . . . . . . . . . . .                  0         -
Michael J. Lim(8) . . . . . . . . . . .            756,900        2.4
All executive officers and
  directors as a group. . . . . . . . .         21,469,669       54.1

______________

*   Less than 1%.
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options currently exercisable, or exercisable within 60 days of July 8, 1997, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person.
(2) Includes 1,524,178 shares of Series A Convertible Preferred Stock which are convertible into an equivalent number of shares of Common Stock and options to purchase 318,182 shares of Common Stock. Beijing CATCH is the beneficial owner of all of the outstanding stock of Tweedia. Beijing CATCH is a wholly-owned subsidiary of the Committee on Science and Technology of the Municipality of Beijing, a political subdivision of the People's Government of the Municipality of Beijing. The address of Tweedia is Columbus Centre Building, Wickhams Cay, Road Town Tortola, British Virgin Islands.
(3) Includes 2,797,691 shares of Common Stock held of record by Occidental Worldwide Corporation of which Mr. Sun has sole voting and investment power. The address of Mr. Sun is 126 JLN DEDAP, Taman Ampang Jaya, Trima Jaya, 68000 Ampang, Selangor, Malyasia.
(4) Includes options to purchase 4,500,000 shares of Common Stock. The address of Mr. Wright is c/o AmTec, Inc., 599 Lexington Avenue, 44th Floor, New York, New York 10022.
(5) Includes options to purchase 125,000 shares of Common Stock.
(6) Includes options to purchase 415,000 shares of Common Stock.
(7) Includes shares beneficially owned by Tweedia. Mr. Ju is an officer and director of Beijing CATCH which has an option to acquire Tweedia. Mr. Ju is the record holder of 5,000 shares of Common

    Stock. The address for Mr. Ju is Jing Ming Building, No. 10 Hua Yan Road, Chaoyang District, Beijing, PRC, 100029.
(8) Includes options to purchase 750,000 shares of Common Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In February 1995, pursuant to the Reorganization Agreement, Tweedia became the owner of approximately 12,727,000 shares, or approximately 41%, of the Company's issued and outstanding Common Stock. Beijing CATCH Communications Group Co., a Chinese paging company under the jurisdiction of the Beijing Municipal Government, has an option to acquire 100% of the outstanding capital stock of Tweedia. However, this option may not be exercised without the receipt by Beijing CATCH of all PRC regulatory approvals applicable to such exercise. After discussions with PRC counsel, management believes that these approvals to own securities listed on non-PRC stock exchanges are substantive in nature and are not readily obtained in the PRC except by corporations or banks that are specifically authorized to own foreign securities.

    As of December 21, 1995, pursuant to the terms of the Master Agreement, Beijing CATCH agreed to grant the Company a right of first refusal to participate as a majority investor and provide financial, operating and technical consulting services with respect to all rights granted, sold, licensed, or otherwise transferred to Beijing CATCH, directly or indirectly, that relate to the construction, operation or acquisition of any type of telephony, telecommunications equipment, paging equipment or related forms of communication equipment or service in the PRC. As consideration for this right of first refusal, the Company agreed to issue up to 50,000,000 shares of Common Stock to Tweedia based on the receipt of certain agreed upon amounts of net income by the Company relating to prospective Sino-foreign joint ventures involving the Company and Beijing CATCH. The Master Agreement supersedes certain terms of other prior agreements between the Company and Beijing CATCH concerning cooperation on telecommunications projects. As of July 8, 1997, the Company has not entered into, and management has no current intent of entering into, any Sino-foreign joint ventures with Beijing CATCH under the terms of the Master Agreement. As a result, no obligation for future issuances of Common Stock to Beijing CATCH under the Master Agreement exists or are contemplated.

    Beijing CATCH is in the process of being acquired by Hainan Minyuan Modern Agriculture Company ("Hainan Minyuan"), a publicly listed company in the PRC primarily engaged in real estate development and agriculture production in Hainan Province of the PRC. In late 1996, Hainan Minyuan proposed to acquire Beijing CATCH, and the acquisition was approved by the shareholders of both companies. As of May 1997, Hainan Minyuan's proposed acquisition of Beijing CATCH was awaiting final approval by the Chinese governmental authorities. If the acquisition receives final approval by the necessary Chinese governmental authorities, Hainan Minyuan will in turn hold the option to acquire control of Tweedia and a proxy to vote the shares of Tweedia. This option may not be exercised until all applicable PRC approvals are obtained. Hence at this time the control of Tweedia by Hainan Minyuan and its indirect ability to substantially influence the Company is uncertain.

    At the time of the Company's acquisition of the majority stake in Hebei Equipment, Hebei United Telecommunications Development Co. ("Hebei Development") held a 30% ownership of Hebei Equipment and Beijing CATCH held subscription rights to 9.2% ownership of Hebei Equipment. Subsequent to Hebei Equipment's conversion to a Sino-foreign joint venture company, Beijing CATCH defaulted on its required capital contribution of 2 million Renminbi (1 U.S. dollar equals approximately 8.35 Renminbi). On April 22, 1997, the Board of Directors of Hebei Equipment resolved to terminate Beijing CATCH's ownership participation in Hebei Equipment, and the Company and Hebei Development agreed to provide to Hebei Equipment the 2 million Renminbi defaulted on by Beijing CATCH. The allocation of (i) the 2 million Renminbi investment required from the Company and Hebei Development and (ii) the 9.2% ownership previously held by Beijing CATCH are currently under discussions between the Company and Hebei Development.

                                       PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS:

      Report of Independent Auditors
      Consolidated Balance Sheets
      Consolidated Statements of Operations
      Consolidated Statements of Stockholders' Equity
      Consolidated Statements of Cash Flows
      Notes to Consolidated Financial Statements

(a)(2) EXHIBITS

    The following exhibits, which are furnished with this Annual Report or incorporated herein by reference, are filed as part of this Annual Report:

 EXHIBIT
 NUMBER            EXHIBIT DESCRIPTION
 -------           -------------------
  2.1 Agreement for Sale of Assets by and between ITV Communications, Inc. and Netmatics, Inc., dated January 11, 1996, and Promissory Note and Security Agreement dated January 16, 1996(1)
  2.2 Agreement of Merger between AVIC Group International, Inc., a Colorado corporation, with and into AVIC Group International, Inc., a Delaware corporation dated July 10, 1996(8)
  3.1 Amendments to Articles of Incorporation of the Company dated June 7, 1996 and June 10, 1996(5)
  3.2    Restated Certificate of Incorporation of the Company(7)
  3.3 Certificate of Ownership and Merger Merging China Telecommunications and Technologies, Inc. into the Company
  3.4 Certificate of Designations of Preferences of Series C Convertible Preferred Stock of the Company
  3.5 Certificate of Designations of Preferences of Series D Convertible Preferred Stock of the Company(7)
  3.6    Restated Bylaws of the Company(8)
  4.1    Specimen Common Stock Certificate
 10.1    1995 Stock Option Plan(2)
 10.2    1996 Stock Option Plan(2)
 10.3 Real Property lease between Lexreal Associates and the Company dated May 8, 1995(2)
 10.4 Employment Agreement between Joseph R. Wright, Jr. and the Company dated as of April 15, 1995(3), and amendments thereto dated as of November 21 1995(4) and September 12, 1996(6)
 10.5 Employment Agreement between Michael J. Lim and the Company dated as of November 6, 1995(4)
 10.6 Employment Agreement between Xiao Jun and the Company dated as of January 1, 1996(4)
 10.7 Employment Agreement between Albert G. Pastino and the Company dated as of June 16, 1997
 10.8 Employment Agreement between James F. O'Brien and the Company dated as of June 16, 1997
 10.9 Form of Indemnification Agreement for directors and officers of the Company(8)
 10.10 Consulting Agreement between American CATCH Communications Group Co. and the Company dated November 30, 1995(4)
 10.11 Consulting Agreement between Michael Markow and the Company dated December 15, 1995(4)
 10.12 Consulting Agreement between David Rubenstein and the Company dated October 15, 1996(6)
 10.13 Consulting Agreement between E. Pendleton James and the Company dated March 22, 1995, and amendment thereto dated January 8, 1997(6)

 10.14 Common Stock Investment Agreement between Promethean Investment Group L.L.C. and the Company dated March 31, 1997, as amended on April 29, 1997
 10.15 China Paging Networks Preliminary Agreement between Beijing CATCH Communications Group Co. and the Company dated April 1995(3)
 10.16 Mobile Telephone Network Preliminary Agreement between Beijing CATCH Communications Group Co. and the Company dated April 27, 1995(3)
 10.17 Cellular Telephone Network Preliminary Agreement between Beijing CATCH Communications Group Co., Tweedia International Limited and the Company dated April 1995(3)
 10.18 Memorandum of Understanding between Hebei United Communications Equipment Company and the Company dated May 1, 1995(3)
 10.19 Master Agreement and Right of First Refusal between Beijing CATCH Communications Group Co., Tweedia International Limited and the Company dated December 21, 1995(4)
 10.20 Letter of Intent between Hebei United Communications Equipment Company and the Company dated October 10, 1995(4)
 10.21 Joint Venture Contract between Beijing CATCH Communications Group Co. and the Company dated June 11, 1996(5)
 10.22 Joint Venture Contract between Hebei United Communications Equipment Company and NTTI dated December 22, 1995(5)
 10.23 Agreement between Hebei United Communications Equipment Company and the Company dated March 22, 1996(5)
 10.24 Joint Venture Contract between Hebei United Telecommunications Development Company, Beijing CATCH Communications Group Co. and the Company dated September 20, 1996
 10.25 Project Cooperation Contract between China United Telecommunications Co. and Hebei United Telecommunications Engineering Company Limited dated February 9, 1996
 10.26 Term Loan Agreement between Hebei United Telecommunications Engineering Company Limited and Bank of Tokyo-Mitsubishi, Ltd. dated August 5, 1996
 10.27 Project Cooperation Contract between Hebei Cable Television Station and Hebei United Communications Equipment Company Limited dated April 8, 1997
 21.1    Subsidiaries of the Company
 23.1    Consent of Deloitte & Touche LLP.
 23.2    Consent of Singer Lewak Greenbaum & Goldstein LLP
 27      Financial Data Schedule
_______________

 (1) Previously filed as part of the Company's Current Report on Form 8-K dated January 19, 1996.
 (2) Previously filed as part of the Company's Transition Report on Form 10-KSB for the transition period from October 1, 1994 to March 31, 1995.
 (3) Previously filed as part of the Company's Current Report on Form 8-K dated May 1, 1995.
 (4) Previously filed as part of the Company's Current Report on Form 8-K dated December 22, 1995.
 (5) Previously filed as part of the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996.
 (6) Previously filed as part of the Company's Registration Statement on Form S-8 filed on January 31, 1997.
 (7) Previously filed as part of the Company's Current Report on Form 8-K dated March 6, 1997.
 (8) Previously filed as part of the Company's Definitive Proxy Statement dated April 18, 1996.


    (b)  REPORTS ON FORM 8-K:

    During the quarter ended March 31, 1997, the Company filed a report on Form 8-K dated March 6, 1997 covering Items 7 and 9 under that Form relating to the issuance of shares of the Company's Series D Convertible Preferred Stock.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AMTEC, INC.



                                  By /s/ Joseph R. Wright, Jr.
                                    ----------------------------------------
                                       Joseph R. Wright, Jr.
                                       CHAIRMAN OF THE BOARD,
                                       CHIEF EXECUTIVE OFFICER AND PRESIDENT
Date:  July 14, 1997


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    SIGNATURE           TITLE                                        DATE
    ---------           -----                                        ----

/s/ Joseph R. Wright, Jr.   Chairman of the Board of Directors,    July 14, 1997
-------------------------   Chief Executive Officer and President
    Joseph R. Wright, Jr.   (Principal Executive Officer)

/s/ Richard T. McNamar      Vice Chairman of the Board of          July 14, 1997
-------------------------   Directors
    Richard T. McNamar

/s/ Xiao Jun                Executive Vice President - AVIC        July 14, 1997
-------------------------   China and Director
    Xiao Jun

/s/ James R. Lilley         Director                               July 14, 1997
-------------------------
    James R. Lilley

/s/ Michael H. Wilson       Director                               July 14, 1997
-------------------------
    Michael H. Wilson

/s/ Drew Lewis              Director                               July 14, 1997
-------------------------
    Drew Lewis
                            Director                               July 14, 1997
-------------------------
    Ju Feng
                            Director                               July 14, 1997
-------------------------
    Teoh Set Seng

/s/ Michael J. Lim         Executive Vice President - Operations   July 14, 1997
-------------------------  (Principal Financial and Accounting
    Michael J. Lim         Officer)

                                            AMTEC INC. AND SUBSIDIARIES
                                            (FORMERLY AVIC GROUP INTERNATIONAL
                                            INC. AND SUBSIDIARIES)

                                            CONSOLIDATED FINANCIAL STATEMENTS
                                            FOR THE YEARS ENDED MARCH 31, 1997
                                            AND 1996, AND INDEPENDENT AUDITORS'
                                            REPORT

AMTEC INC. AND SUBSIDIARIES (FORMERLY AVIC GROUP INTERNATIONAL INC. AND SUBSIDIARIES)

TABLE OF CONTENTS
--------------------------------------------------------------------------------
                                                                   PAGE

INDEPENDENT AUDITOR'S REPORT                                        F-3

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                  F-4

CONSOLIDATED FINANCIAL STATEMENTS FOR THE
    YEARS ENDED MARCH 31, 1997 AND 1996:

    Consolidated Balance Sheets                                     F-5

    Consolidated Statements of Operations                           F-6

    Consolidated Statements of Stockholders' Equity                 F-7

    Consolidated Statements of Cash Flows                           F-8

    Notes to Consolidated Financial Statements                      F-10 - F-24

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
AmTec Inc. and Subsidiaries (formerly AVIC
Group International Inc. and Subsidiaries)

We have audited the accompanying consolidated balance sheet of AmTec Inc. and Subsidiaries (formerly AVIC Group International, Inc. and Subsidiaries) as of March 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the March 31, 1997 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is engaged in developing telecommunications networks in the People's Republic of China. As discussed in Note 1 to the financial statements, the Company's substantial capital requirements and the Company's operating losses since inception raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

New York, New York
June 20, 1997
July 8, 1997 (as to Note 16)

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
AVIC Group International, Inc.

We have audited the accompanying consolidated balance sheet of AmTec, Inc. and Subsidiaries (formerly AVIC Group International, Inc. and Subsidiaries) as of March 31, 1996, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the two years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmTec, Inc.
and Subsidiaries (formerly AVIC Group International, Inc. and Subsidiaries) as of March 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended March 31, 1996, the Company had a net loss of $5,281,730. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. These factors, among others, as discussed in Note 1 to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
June 18, 1996

AMTEC INC. AND SUBSIDIARIES
(FORMERLY AVIC GROUP INTERNATIONAL INC. AND SUBSIDIARIES)

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                             1997                1996
ASSETS:
  CURRENT ASSETS:
    Cash                                                               $   5,390,871        $    185,889
    Prepaid expenses and other current assets                                182,090              60,678
                                                                       -------------        ------------

           Total current assets                                            5,572,961             246,567

  Property and equipment, net                                                518,020              76,233
  GSM construction costs                                                  22,017,869                -
  Joint venture deposits                                                       -               1,170,000
  Additional investment in joint venture                                   1,192,000                -
  Office lease deposit                                                       111,500             167,200
  Deferred expenses                                                            5,853                -
                                                                       -------------        ------------

           Total assets                                                $  29,418,203        $  1,660,000
                                                                       -------------        ------------
                                                                       -------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
  CURRENT LIABILITIES:
    Accounts payable and accrued expenses                              $     991,194        $    866,990
    Accrued interest                                                         780,902             651,063
    Loans payable - stockholders                                           2,413,553           2,563,553
    Current portion of other payables                                        450,685               -
                                                                       -------------        ------------

           Total current liabilities                                       4,636,334           4,081,606
                                                                       -------------        ------------

  Loans payable                                                           11,956,486               -
                                                                       -------------        ------------
  Other payables                                                          10,290,128               -
                                                                       -------------        ------------
  Minority interest                                                        1,987,167               -
                                                                       -------------        ------------

  Commitments and contingencies

STOCKHOLDERS' EQUITY/(DEFICIT):
  Series A Convertible Preferred Stock:
    $.001 par value, authorized 10,000,000 shares; 1,524,178
      shares issued and outstanding in 1997 and 1996                           1,524               1,524

  Series D Convertible Preferred Stock:
    $.001 par value, authorized 10,000,000 shares; 150 and 0 shares
    issued and outstanding in 1997 and 1996, respectively.                         1              -

    Common stock:  $.001 par value, authorized 100,000,000 shares;
      31,257,921 and 28,436,952 issued and outstanding in 1997
      and 1996, respectively                                                  31,258              28,437
    Additional paid-in capital                                            25,202,108          18,648,620
    Accumulated deficit                                                  (20,592,536)        (16,527,651)
    Cumulative foreign currency exchange gain                                 (1,231)             -
    Non-refundable equipment purchase deposit                             (4,572,536)         (4,572,536)
    Warrants                                                                 479,500              -
                                                                       -------------        ------------

           Total stockholders' equity/(deficit)                              548,088          (2,421,606)
                                                                       -------------        ------------

                                                                       $  29,418,203        $  1,660,000
                                                                       -------------        ------------
                                                                       -------------        ------------


See notes to consolidated financial statements.

AMTEC INC. AND SUBSIDIARIES
(FORMERLY AVIC GROUP INTERNATIONAL INC. AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                         1997                1996                1995
Net sales                                           $        -         $     683,733       $     345,276
                                                    ------------       -------------       -------------

Expenses:
  Cost of sales                                              -               637,065             330,981
  Selling, general and administrative                  3,996,151           3,207,570           3,513,567
  Research and development                                   -             1,287,629           2,086,324
                                                    ------------       -------------       -------------

           Total expenses                              3,996,151           5,132,264           5,930,872
                                                    ------------       -------------       -------------

Loss from operations                                  (3,996,151)         (4,448,531)         (5,585,596)
                                                    ------------       -------------       -------------

Other income (expense):
  Consulting income                                          -                   -               150,000
  Rental income                                           42,420                 -                   -
  Interest income                                        152,824                 -                   -
  Gain from sale of assets                                   -                31,880                 -
  Loss from abandoned assets                                 -              (130,840)                -
  Equity in losses of unconsolidated
    subsidiary                                               -              (500,000)                -
  Interest expense                                      (129,039)           (241,856)           (117,533)
  Exchange loss                                          (19,490)                -                   -
  Other - net                                                -                 7,617              14,826
  Write off of investment in
    Netmatics                                           (198,538)                -                   -
                                                    ------------       -------------       -------------

           Total other income (expense)                 (151,823)           (833,199)             47,293
                                                    ------------       -------------       -------------

Loss before minority interest                         (4,147,974)         (5,281,730)         (5,538,303)

Minority interest in loss of subsidiaries                 83,089                 -                   -
                                                    ------------       -------------       -------------

Net loss                                            $ (4,064,885)      $  (5,281,730)      $  (5,538,303)
                                                    ------------       -------------       -------------
                                                    ------------       -------------       -------------

Preferred stock dividend requirement                $     10,000       $         -        $          -
                                                    ------------       -------------       -------------

Loss applicable to common shares                    $ (4,074,885)      $         -         $         -
                                                    ------------       -------------       -------------
                                                    ------------       -------------       -------------

Net loss per common share                           $      (0.14)      $       (0.21)      $       (0.32)
                                                    ------------       -------------       -------------
                                                    ------------       -------------       -------------

Weighted average common
  shares outstanding                                  29,102,347          25,651,045          17,173,262
                                                    ------------       -------------       -------------
                                                    ------------       -------------       -------------


See notes to consolidated financial statements.

AMTEC INC. AND SUBSIDIARIES
(FORMERLY AVIC GROUP INTERNATIONAL INC. AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
--------------------------------------------------------------------------------


                                                                                SERIES A            SERIES B          SERIES D
                                                        COMMON STOCK        PREFERRED STOCK      PREFERRED STOCK  PREFERRED STOCK
                                                  ---------------------  --------------------   ----------------  ----------------
                                                     SHARES     AMOUNT     SHARES    AMOUNT    SHARES   AMOUNT   SHARES    AMOUNT
                                                 ----------  ---------  ---------  --------    ------   ------   ------    ------
BALANCE, April 1, 1994                           10,000,500  $  10,001        -      $  -         -     $  -        -      $  -

Sale of common stock for cash                    12,742,909     12,743        -         -         -        -        -        -
Forgiveness of stockholder accrued
  expenses, September 1994                              -          -          -         -         -        -        -         -
Issuance of common stock for merger,
  February 1995                                   2,500,000      2,500        -         -         -        -        -         -
Net loss                                                -          -          -         -         -        -        -         -
                                                 ----------  ---------  ---------  --------    ------   ------   ------    ------

BALANCE, March 31, 1995                          25,243,409     25,244        -         -         -        -        -         -

Issuance of Series A preferred stock for
  interest in deposit, December 1995                    -          -    1,524,178     1,524       -        -        -         -
Sale of common stock for cash                     1,302,020      1,302        -         -         -        -        -         -
Conversion of stockholders' loans to
  common stock, February 1996                     1,891,553      1,891        -         -         -        -        -         -
Exercise of options, February 1996                      -          -          -         -         -        -        -         -
Equipment purchase deposit                              -          -          -         -         -        -        -         -
Net loss                                                -          -          -         -         -        -          -       -
                                                 ----------  ---------  ---------  --------    ------   ------   ------    ------

BALANCE, March 31, 1996                          28,436,982     28,437  1,524,178     1,524       -        -        -         -

Issuances of Series B preferred stock                   -          -          -         -         100        1                -
Conversion of Series B shares                     1,507,477      1,507        -         -        (100)      (1)               -
Issuance of Series D preferred stock                    -          -          -         -         -        -        150       1
Common shares issued for services rendered           90,962         91        -         -         -        -        -         -
Common shares issued to employees
  as compensation                                   212,500        213        -         -         -        -        -         -
Common shares issued for directors fees              10,000         10        -         -         -        -        -         -
Sale of common shares                             1,000,000      1,000        -         -         -        -        -         -
Preferred dividends                                      -         -          -         -         -        -        -         -
Warrants                                                -          -          -         -         -        -        -         -
Cumulative foreign exchange loss                        -          -          -         -         -        -        -         -
Net loss                                                -          -          -         -         -        -        -         -
                                                 ----------  ---------  ---------  --------    ------   ------   ------    ------

BALANCE, March 31, 1997                          31,257,921  $  31,258  1,524,178  $  1,524       -     $  -        150    $  1
                                                 ----------  ---------  ---------  --------    ------   ------   ------    ------
                                                 ----------  ---------  ---------  --------    ------   ------   ------    ------

                                                                                         CUMULATIVE
                                                                                          FOREIGN        EQUIPMENT
                                                           ADDITIONAL                     EXCHANGE       PURCHASE
                                                            PAID-IN      ACCUMULATED     GAIN (LOSS)      DEPOSIT
                                              WARRANTS      CAPITAL        DEFICIT                                        TOTAL
BALANCE, April 1, 1994                          $  -     $  7,100,149  $  (5,707,618)        $  -           $  -     $  1,402,532

Sale of common stock for cash                      -        2,592,589            -              -              -        2,605,332
Forgiveness of stockholder accrued
  expenses, September 1994                         -          305,027            -              -              -          305,027
Issuance of common stock for merger,
  February 1995                                    -           (2,500)           -              -              -             -
Net loss                                           -              -       (5,538,303)           -              -       (5,538,303)
                                            ----------   ------------   ------------      ---------   ------------     ----------

BALANCE, March 31, 1995                            -        9,995,265    (11,245,921)           -              -       (1,255,412)

Issuance of Series A preferred stock for
  interest in deposit, December 1995               -        4,571,012            -              -              -        4,572,536
Sale of common stock for cash                      -        2,192,681            -              -              -        2,193,983
Conversion of stockholders' loans to
  common stock, February 1996                      -        1,889,662            -              -              -        1,891,553
Exercise of options, February 1996                 -                -            -              -              -              -
Equipment purchase deposit                         -                -            -              -       (4,572,536)    (4,572,536)
Net loss                                           -                -     (5,281,730)           -              -       (5,281,730)
                                            ----------   ------------   ------------      ---------   ------------     ----------

BALANCE, March 31, 1996                            -       18,648,620    (16,527,651)           -       (4,572,536)    (2,421,606)

Issuances of Series B preferred stock              -        2,341,218            -              -              -        2,341,219
Conversion of Series B shares                      -           (1,506)           -              -              -             -
Issuance of Series D preferred stock               -        1,499,999            -              -              -        1,500,000
Common shares issued for services rendered         -          316,249            -              -              -          316,340
Common shares issued to employees
  as compensation                                  -          318,538            -              -              -          318,751
Common shares issued for directors fees            -           89,990            -              -              -           90,000
Sale of common shares                              -        1,999,000            -              -              -        2,000,000
Preferred dividends                                           (10,000)                          -              -          (10,000)
Warrants                                       479,500            -              -              -              -          479,500
Cumulative foreign exchange loss                   -              -              -           (1,231)           -           (1,231)
Net loss                                           -              -       (4,064,885)           -              -       (4,064,885)
                                            ----------   ------------   ------------      ---------   ------------     ----------

BALANCE, March 31, 1997                     $  479,500   $ 25,202,108   $(20,592,536)     $  (1,231)  $ (4,572,536)    $  548,088
                                            ----------   ------------   ------------      ---------   ------------     ----------
                                            ----------   ------------   ------------      ---------   ------------     ----------

See notes to consolidated financial statements.

AMTEC INC. AND SUBSIDIARIES
(FORMERLY AVIC GROUP INTERNATIONAL INC. AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                         1997                1996                1995
Cash flows from operating activities:
  Net loss                                                        $  (4,064,885)      $  (5,281,730)      $  (5,538,303)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Amortization of capitalized software
      development costs                                                    -                281,250             168,750
    Depreciation                                                         43,193             346,005             344,611
    Loss from abandoned assets                                             -                130,840                -
    Gain from sale of assets                                               -                (31,880)               -
    Minority interest in net loss                                        83,089                -                   -
    Issuance of warrants for services rendered                          479,500                -                   -
    Issuance of common stock for compensation, directors'
      fees and services rendered                                        725,091                -                   -
    Equity in losses of unconsolidated subsidiary                          -                500,000                -
    (Increase) decrease in:
      Accounts receivable                                                  -                 98,895             (96,614)
      Inventories                                                          -                (96,091)           (110,154)
      Prepaid expenses and other current assets                       5,948,801             (91,200)            (12,258)
      Office lease deposit                                               55,700                -                850,000
      Other assets                                                         -               (131,887)            (16,453)
      Deferred expenses                                                  59,412                -                   -
    Increase (decrease) in:
      Accounts payable and accrued expenses                              98,221           1,251,464            (103,086)
      Accrued interest                                                  129,839             136,982             114,293
                                                                   ------------          ----------        ------------

           Net cash provided by (used in)
             operating activities                                     3,557,961          (2,887,352)         (4,399,214)
                                                                   ------------          ----------        ------------

Cash flows from investing activities:
  Purchase of property and equipment                                   (362,417)           (119,592)           (527,725)
  Joint venture deposit                                               1,170,000          (1,170,000)               -
  Proceeds from sale of assets                                             -                250,000                -
  Increase in capitalized computer software
    development costs                                                      -                   -               (333,767)
  GSM construction costs                                            (21,880,584)               -                   -
  Joint Venture's Net liabilities assumed                             6,549,703                -                   -
  Increase in Investment in joint venture                            (1,192,000)               -                   -
                                                                   ------------          ----------        ------------

           Net cash used in investing activities                    (15,715,298)         (1,039,592)           (861,492)
                                                                   ------------          ----------        ------------

Cash flows from financing activities:
  Borrowings                                                         11,521,100             739,952           2,245,227
  Receipt of common stock subscription receivable                          -                   -              1,536,303
  Proceeds from sale of common stock                                  2,000,000           2,193,983           2,605,200
  Proceeds from sale of Series B Convertible Preferred Stock          2,341,219                -                   -
  Proceeds from sale of Series D Convertible Preferred Stock          1,500,000                -                   -
                                                                   ------------          ----------        ------------
           Net cash provided by financing activities                 17,362,319           2,933,935           6,386,730
                                                                   ------------          ----------        ------------

Net increase (decrease) in cash and cash equivalents                  5,204,982            (993,009)          1,126,024

Cash and cash equivalents, beginning of period                          185,889           1,178,898              52,874
                                                                   ------------          ----------        ------------

Cash and cash equivalents, end of period                           $  5,390,871          $  185,889        $  1,178,898
                                                                   ------------          ----------        ------------
                                                                   ------------          ----------        ------------

                                                                    (Continued)

AMTEC INC. AND SUBSIDIARIES
(FORMERLY AVIC GROUP INTERNATIONAL INC. AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                            Supplemental Cash Information:

No interest or income taxes were paid during fiscal 1997, 1996 and 1995.

                            Non Cash Financing Activities:

In fiscal 1997, 100 shares of Series B Preferred stock were converted into 1,507,477 shares of common stock.

In fiscal 1996, loans from stockholders of $1,891,553 were converted into 1,891,553 shares of common stock.

In fiscal 1996, 1,524,178 shares of Series A Preferred Stock were issued in exchange for the rights to a deposit totaling $4,572,536.

In fiscal 1996, a deposit from a stockholder of $850,000 was converted to a note payable.

In fiscal 1995, accrued expenses to a stockholder of $305,159 was forgiven and additional paid-in capital was increased by $305,159.


See notes to consolidated financial statements.

                                                                    (Concluded)

AMTEC INC. AND SUBSIDIARIES
(FORMERLY AVIC GROUP INTERNATIONAL INC. AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1997 AND 1996
--------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION AND LINE OF BUSINESS - AmTec, Inc. (the "Company" or "AmTec") was incorporated in Colorado on May 10, 1982. In February 1995, AmTec acquired all of the outstanding stock of ITV Communications, Inc. ("ITV"). For accounting purposes, the acquisition has been treated as a reverse acquisition with ITV as the acquirer. The historical financial statements prior to February 1995 are those of ITV. AmTec had no assets at the date of the acquisition and, therefore, no proforma information is being presented. The Company is currently devoting substantially all of its efforts with its majority-owned subsidiary in the People's Republic of China ("PRC") which is involved in providing financing and building telecommunications networks for third parties in the PRC. The Company, through its wholly-owned subsidiary, ITV was engaged in the design, manufacture and sale of technologically advanced communication devices. In January 1996, the Company sold all of the business and operating assets of ITV and is no longer involved in the business that ITV was engaged in. The Company (including its subsidiaries) currently does not generate sales or market any products.

    PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the Company, its 60.8% owned subsidiary Hebei United Communications Equipment Co., Ltd. and subsidiary ("Hebei Equipment") (a limited life Sino-foreign joint venture) and its wholly-owned subsidiary, ITV Communications, Inc. All significant intercompany accounts and transactions are eliminated in consolidation. Hebei Equipment owns 51% of Hebei United Telecommunications Engineering Company, Ltd. ("Hebei Engineering").

    The financial statements of Hebei Equipment included in the consolidated financial statements are as of and for the period ended December 31, 1996, Hebei Equipment's year-end. In the period January 1, 1997 to the Company's fiscal year end, an additional $1,192,000 has been invested by the Company in Hebei Engineering. Such amount will not eliminate on consolidation due to the different year-end dates. As such, the amount has been included in the balance sheet at March 31, 1997 as Additional investment in joint venture.

    BASIS OF PRESENTATION - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. During the years ended March 31, 1997, 1996 and 1995, the Company experienced net losses of $4,064,885, $5,281,730 and $5,538,303, respectively. In view of these matters, realization of the assets in the accompanying balance sheet is dependent upon the Company's ability to raise capital, to meet its financing and operating requirements and the success of its majority owned subsidiary in the PRC to complete its projects and to obtain profitable operations. In response, management is pursuing investor opportunities and joint ventures to provide funds needed for such existing and future projects.

    MANAGEMENT ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

    CASH EQUIVALENTS - For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

    PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost.

    Depreciation is provided using the straight line method, to write off the cost of property and equipment over their estimated useful lives, after deducting the estimated salvage value of 10% of cost, as follows:

         Land and buildings                                  20 years
         Furniture, fixtures and equipment                    5 years
         Motor vehicles                                       5 years
         Leasehold improvements                               5 years
         Computer equipment                                   3 years

    REVENUE RECOGNITION - Revenue related to the Company's former operations of ITV was derived primarily from product sales, and was recognized upon shipment of the products. (See Note 3 as to current projects).

    RESEARCH AND DEVELOPMENT COSTS - Research and development costs of ITV were charged to expense as incurred. These costs consist primarily of salaries and consulting fees.

    INCOME TAXES - The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109 "Accounting for Income Taxes."

    FOREIGN CURRENCY TRANSLATION - The functional currency for the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for the balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses, net of applicable deferred income taxes if any, resulting from such translation are included in stockholders' equity.

    DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the immediate short-term maturity of these financial instruments.

    NET LOSS PER SHARE - Net loss per share is based on the weighted average number of common and common equivalent shares outstanding during each year. The shares to be issued upon exercise of outstanding stock options and warrants are not included as common stock equivalents as they are antidilutive.

    RECLASSIFICATION - Certain amounts for the fiscal year ended March 31, 1996 have been reclassified to conform to the current year's presentation.

    NEW ACCOUNTING PRONOUNCEMENTS - In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which is effective for financial statements ending after December 15, 1997. This statement supersedes Accounting Principles Board No. 15 and replaces the presentation of primary EPS on the face of the income statement for all entities with complex capital structures, and provides guidance on other computational changes. Had the provisions of the statement been effective for the current year, the following proforma EPS amounts would have been disclosed:


         Basic EPS                                          $  (0.14)
                                                            ---------
                                                            ---------

    No disclosure of Diluted EPS would be required due to the anti-dilutive effects of the Company's warrants, options and convertible securities.

2.  CONSOLIDATION OF MAJORITY OWNED SUBSIDIARY

    In establishing its activities in the PRC, the Company determined to form a Sino Foreign Joint Venture ("SFJV") as its investment vehicle. In March 1996, the Company invested $1,170,000 in a PRC joint venture company and requested approval for conversion of such company to an SFJV from the Hebei Province government. In September 1996, preliminary regulatory approval for Hebei Equipment was granted and the SFJV was formed with the Company holding a 60.8% interest in the entity. In April 1997, the Company received final PRC regulatory approval for the SFJV. Hebei Equipment was established to hold a 51% interest in Hebei Engineering which is developing a GSM network in Hebei Province, PRC. Nippon Telegraph and Telephone International, Inc. ("NTTI") holds the remaining 49% of Hebei Engineering. The Company's investment was previously accounted for as a joint venture deposit totaling $1,170,000.

3.  INVESTMENT IN GSM PROJECT

    Hebei Equipment, through its 51%-owned subsidiary, Hebei Engineering has invested approximately $22,000,000 in the construction of a GSM telecommunications network (the "GSM network") in Hebei Province of the PRC. The GSM network is being built pursuant to a 15-year agreement with China United Telecommunication Company ("UNICOM"). Terms of the agreement include the following:

       - Initially, UNICOM will own 30% of the assets while Hebei Engineering will own 70% of the assets.

       - Both parties agree to distribute the profit according to the "Distributable Cash Flow" (as defined) with 22% going to UNICOM and 78% going to Hebei Engineering.

       - Each year, Hebei Engineering will transfer assets equal in value to the Distributable Cash Flow received up to 60% of the assets.

       - The remaining 10% shall be assigned to UNICOM without any consideration upon the termination of the contract.

       - Hebei Engineering will continue to receive 78% of the Distributable Cash Flow after transfer of all the assets for the remainder of the 15 year period.

    Under PRC law, foreign entities, such as Hebei Engineering, are not permitted to own telecommunications networks. As such, the Company has recorded its investment (GSM Construction costs) at cost and will amortize it over the life of the project. Income will be recognized on receipt of distributable cash flow. Management's current cash flow projections indicate the investment is fully realizable. UNICOM commenced operation of the GSM network in February 1997.

4.  INVESTMENT IN NETMATICS

    The Company held a 39% (as of March 31, 1997) investment interest in Netmatics, Inc. ("Netmatics"), which it acquired in January 1996 in connection with the sale by the Company of the ITV business and operating assets. Netmatics was engaged in the design, manufacture, and sale of technologically advanced communication devices. In fiscal 1996, the Company suspended the equity method of accounting for its investment in Netmatics when the Company's share of losses equaled the carrying amount of the investment. In fiscal 1996, the Company's share of Netmatics' loss charged to operations was $500,000. During fiscal 1997, the Company advanced $12,000 to and purchased $186,538 of debentures from Netmatics. Such amounts were written-off as of March 31, 1997.

5.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:


                                                1997           1996

    Land and buildings                      $  195,350      $    -
    Furniture, fixtures and equipment          249,268         70,936
    Motor vehicles                             111,298           -
    Computer software                           12,273         12,273
    Leasehold improvements                      12,580         12,580
                                            ----------      ---------
                                               580,769         95,789

    Less accumulated depreciation               62,749         19,556
                                            ----------      ---------

                                            $  518,020      $  76,233
                                            ----------      ---------
                                            ----------      ---------

    Depreciation expense for fiscal 1997, 1996, and 1995 was $43,193, $346,005 and $344,611 respectively.

6.  DEPOSITS

    NON-REFUNDABLE EQUIPMENT PURCHASE DEPOSIT - In December 1995, the Company issued 1,524,178 shares of Series A Convertible Preferred Stock to its principal stockholder, Tweedia International Limited ("Tweedia"), in exchange for a $4,572,536 non-refundable deposit which Tweedia held with a vendor. The deposit is in connection with the purchase of equipment. If the deposit is not utilized, Tweedia has agreed to return the Convertible Preferred Shares to the Company for cancellation. As the preferred shares were issued in connection with acquiring the deposit, and the utilization of such deposit is in doubt, the deposit is reflected in the financial statements as a deduction of stockholders' equity.

7.  OTHER PAYABLES

    The Company is financing equipment purchases related to construction of the GSM network through vendor financing under deferred payment terms with final installment repayable in 2001 and 1998, respectively. All of the repayment of the liabilities were guaranteed by NTTI. Liabilities will be payable as follows:

    LIABILITY REPAYABLE

    Current                              $     450,685
    1998                                     8,938,073
    1999                                       450,685
    2000                                       450,685
    2001                                       450,685
                                         -------------

    Total                                   10,740,813

    Less: current portion                      450,685
                                         -------------

                                         $  10,290,128
                                         -------------
                                         -------------


8.  LOANS PAYABLE

    Loans payable consists of the following:

                                                      MARCH 31,
                                               1997           1996

    Amounts due to shareholders (1)      $   2,413,553   $  2,563,553
    Bank loan (2)                           11,956,486         -
                                         -------------   ------------
                                            14,370,039      2,563,553

    Less - current maturities                2,413,553      2,563,553
                                         -------------   ------------

                                         $  11,956,486   $      -
                                         -------------   ------------
                                         -------------   ------------



(1) The amounts are payable on demand with a 8.5% interest rate. The above amounts include a non-interest bearing note of $850,000 due to Beijing CATCH, a related party.

(2) On August 5, 1996, the SFJV obtained a loan facility of $20,000,000 from the Bank of Tokyo - Mitsubishi, Ltd. Beijing Branch at an annual rate of 6.82%, of which approximately $12,000,000 was borrowed as of December 31, 1996. The obligation of the borrower under the agreement was guaranteed by NTTI. The principal of the loan shall be repaid in five equal, consecutive, semi-annual installments, each in an amount equal to one-fifth of the principal amount of the loan outstanding on the third anniversary of the date of the agreement with subsequent installments on the last day of each of the next four six-month periods thereafter, provided, however, that the last such installment shall be in the amount necessary to repay in full the unpaid principal amount of the loan. This amount is repayable as follows:

         YEAR ENDING
         MARCH 31,

         1998                                           $      -
         1999                                                  -
         2000                                               2,400,000
         2001                                               2,400,000
         2002                                               2,400,000
         Thereafter                                         4,756,486
                                                        -------------

                                                        $  11,956,486
                                                        -------------
                                                        -------------


9.  COMMITMENTS AND CONTINGENCIES

    LEASES - The Company leases a facility for its corporate and operations offices under a long-term lease agreement. Minimum annual rental commitments under this lease are as follows:

      YEAR ENDING
       MARCH 31,

       1998                                                 $    372,327
       1999                                                      372,327
       2000                                                      343,582
       2001                                                       55,667
                                                            ------------

                                                            $  1,143,903
                                                            ------------
                                                            ------------


    Rent expense for fiscal 1997, 1996 and 1995 was $369,969, $399,992 and
    $340,918, respectively.

    EMPLOYMENT AGREEMENTS - The Company has entered into employment agreements with officers expiring through April 2000 with aggregate annual salaries of $1,125,000.

    LITIGATION - The Company and its subsidiaries are involved in litigation matters which involve certain claims which arise in the normal course of business, none of which, in the opinion of management, is expected to have a materially adverse effect on the Company's consolidated financial statements.

    FINANCIAL SERVICES - The Company entered into a financial advisory services agreement with an investment banking firm. The agreement calls for a $50,000 retainer and the payment of success fees for raising capital for the Company and its projects. In addition, the Company has agreed to issue a warrant to purchase up to 600,000 shares of the Company's Common Stock to such investment banking firm. This warrant has an exercise price of $2.00 per share, which was the market value of the Company's Common Stock at the time of the issuance of the warrants. 300,000 of the warrants vest immediately, and the additional 300,000 warrants will vest only when such investment banking firm has raised a minimum of ten million dollars in any form of financing for the Company. (See Note 10)

    REGULATION - Each of the Company's joint ventures, Hebei Equipment and Hebei Engineering, is organized under the laws of the PRC as a Sino-foreign equity joint venture enterprise, a distinct legal entity with limited liability. Such entities are governed by the Law of the PRC on Joint Ventures Using Chinese and Foreign Investments, and implementing regulations related thereto. The parties to an equity joint venture have rights to the financial returns of the joint venture in proportion to the joint venture interests that they hold. The operation of equity joint ventures is subject to an extensive body of law governing such matters as formation registration, capital contribution, capital distributions, accounting, taxation, foreign exchange, labor and liquidation. The transfer or increase of an interest in a Sino-foreign equity joint venture enterprise requires agreement among the parties to the venture and is effective upon approval of relevant government agencies.

    RESTRICTIONS ON FOREIGN CURRENCY EXCHANGE - The Renminbi Chinese currency is not a freely convertible currency at present. The Company's joint ventures will receive nearly all of their revenue in Renminbi, which will need to be converted to other currencies, primarily U.S. dollars, and remitted outside of the PRC. Effective July 1, 1996, foreign currency "current account" transactions by foreign investment enterprises, including Sino-foreign joint ventures, are no longer subject to the approval of State Administration of Foreign Exchange ("SAFE", formerly, "State Administration of Exchange Control"), but need only a ministerial review, according to the ADMINISTRATION OF THE SETTLEMENT, SALE AND PAYMENT OF FOREIGN EXCHANGE PROVISIONS promulgated in 1996. "Current account" items include international commercial transactions which occur on a regular basis, such as those relating to trade and provision of services. Distributions to joint venture parties also are considered a "current account transaction." Other non-current account items, known as "capital account" items, remain subject to SAFE approval.

    CAPITAL COMMITMENTS - The Company's 60.8% owned subsidiary Hebei Equipment has entered into a 15-year agreement with UNICOM which defines terms relating to the construction of a telecommunications network in Hebei Province in China. The total investment is approximately $72,000,000, of which approximately $22,000,000 had been paid in 1996.

    EMPLOYEE RETIREMENT BENEFITS AND POST-RETIREMENT BENEFIT - The Company's Chinese employees in the PRC are entitled to a retirement pension calculated with reference to their basic salaries on retirement and their length of services in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to these retired staff. The Company is required to make contributions to the state retirement plan at 18% of the adjusted monthly basic salaries of the current employees. The Company is not obligated under any other post-retirement plans and post-employment benefits are not material.

10. STOCKHOLDERS' EQUITY

    STOCK PURCHASE AGREEMENT - On August 31, 1994, the Company entered into a stock purchase agreement to sell 12,727,909 shares of common stock for approximately $2,600,000. The price per share of $.051 was determined based on the cash received and the value attributed to the exclusive distribution agreement. In connection with this sale, an option (expiring December 31, 1997) was granted to purchase 318,182 shares of common stock at $.711 per share.

    CONVERSION OF LOANS PAYABLE - In December 1995, loans payable and accrued interest in the amount of $1,891,553 were converted to common stock at a price per share of $1.00 (based on other market sales at the time).

    SALE OF COMMON STOCK - In September and November 1995, and February 1996, the Company sold an aggregate of 976,000 shares of common stock for $976,000, a price of $1.00 per share.

    In March 1996, the Company entered into a stock purchase agreement to sell 191,020 shares of common stock for $1,170,000, a price of $6.125 per share.

    In November 1996, the Company sold 1,000,000 shares of the Company's common stock through subscription agreements. The Company received $2 million in proceeds with respect to these subscriptions based on the quoted market value of the common shares at the time of the transactions.

    FORGIVENESS OF STOCKHOLDERS ACCRUED EXPENSES - In September 1994, a stockholder forgave $305,027 of accrued consulting fees owed by the Company. This amount has been charged to expense and included as an addition to additional paid-in capital.

    ISSUANCE OF SERIES A CONVERTIBLE PREFERRED STOCK - In December 1995, the Company issued 1,524,178 shares of Series A Convertible Preferred Stock (Series A Preferred) to its principal shareholder as consideration for the contribution of an interest in a non-refundable deposit in connection with a purchase contract. As such, the deposit and the Series A Preferred have been reflected in the financial statements as separate components of stockholders' equity. See Note 6.

    The holder of Series A Preferred Stock have full voting rights. The holder of the Series A Preferred is entitled to receive a cumulative preferential dividend of $0.18 per share per annum, payable in cash on December 31, of each year, commencing December 31, 1996.

    The Series A Preferred have a liquidation preference of $3 per share, plus the amount of any accrued and unpaid dividends.

    The Series A Preferred is convertible at the option of the holder at any time after January 1, 1997.

    SERIES B CONVERTIBLE PREFERRED STOCK - In June 1996, the Company completed a $2,500,000 offering of its Series B Convertible Preferred Stock ("Series B Preferred"). The offering consisted of 100 shares of Series B Preferred at $25,000 per share and warrants to purchase common stock of the Company. Each warrant entitles the holder to purchase one share of common stock at a fixed conversion price. During fiscal 1997 all outstanding Series B shares were converted to 1,507,477 common shares (priced at $3.19 per share based on fair market value at the time of conversion). No additional shares of Series B Convertible Preferred stock are authorized.

    SERIES D CONVERTIBLE PREFERRED STOCK - On March 6, 1997, the Company issued to a single investor 150 shares of the Company's Series D Convertible Preferred Stock, par value $.001 per share (the "Series D Preferred Shares") at a price of $10,000 per share. The holder of Series D Preferred Stock has no voting rights except with respect to certain matters that affect the rights of the Series D Preferred Stock.

    The holder of the Series D Preferred Shares is entitled to receive cumulative dividends at the annual rate of 8% per annum per share, payable quarterly (i) in shares of Common Stock or, (ii) in cash in connection with any payment pursuant to a Conversion Default (as defined below) at the election of the Company's board of directors. As of March 31, 1997, $10,000 of cumulative dividends were in arrears. The holders of Series D Preferred Shares have certain preferential rights over the holders of Common Stock in the event of the liquidation, dissolution or winding-up of the Company or a disposition of the Company's assets. The holder of the Series D Preferred Shares also has certain registration rights and certain rights to participate in exempt equity offerings by the Company until March 6, 1999.

    The Series D Preferred Shares are convertible by the holder into the number of shares of Common Stock which may be purchased at the lowest trading price during the 30 business days immediately preceding each conversion date (the "Lowest Trading Price") for the Series D Preferred Shares. In addition, under certain circumstances, the holder of the Series D Preferred Shares may be obligated to purchase additional shares of Common Stock for cash. If the Company does not have sufficient shares available to satisfy its obligations to the holder of Series D Preferred Shares upon receipt of a conversion notice, or otherwise fails or refuses to perfect conversion of any conversion of any Series D Preferred Shares (a "Series D Conversion Default"), the holder of the Series D Preferred Shares has the right to put the Series D Preferred Shares to the Company at a price equal to 125% of the purchase price, plus all accrued and unpaid dividends.

    The holder of the Series D Preferred Shares may not convert such shares prior to May 5, 1997 and may convert subsequent to such date as follows:
    (i) 30 shares after May 6, 1997; (ii) 60 shares after June 5, 1997; (iii) 90 shares after July 5, 1997; (iv) 120 shares after August 4, 1997; and
    (v) 150 shares after September 2, 1997.

    STOCK WARRANTS - During fiscal 1996, the Company issued warrants to purchase 150,000 shares of common stock at a price 10% above quoted market value. The warrants have a 5 year term and "piggy-back" registration rights.

    During fiscal 1997, the Company issued 187,702 warrants to purchase the Company's common stock at a conversion price of 110% of the quoted market value at the time of grant. The warrants were issued in connection with the Company's issuance of Series B Preferred Shares (see above).

    On July 17, 1996, the Company entered into an agreement with an investment banking firm in which such firm will act as a financial consultant to the Company relating to corporate finance and other financial matters through July 31, 1999. As compensation for this engagement, such firm received a five year warrant to purchase 200,000 shares of the Company's common stock at $2.50 per share (the market price at the time of issuing the warrant). In connection with this agreement, the Company has recorded $147,000 in professional fees. Such amount was based on the fair value of the warrants as determined by the Black-Scholes model utilizing the following assumptions; dividend yield - 0%, expected volatility - 45%, risk free interest rate - 5.99% and expected life of the warrant 2 years.

    On October 15, 1996, the Company agreed to issue warrants to David Rubenstein to purchase 200,000 shares of the Company's Common Stock. These warrants were issued for Mr. Rubenstein's services related to advising the Company with respect to its Sino-foreign joint ventures and marketing activities in the PRC. The warrants issued have a three year term and an exercise price of $1.50, which was the market value of the Company's Common Stock at the time of issuance of the warrants. In connection with this agreement, the company has recorded $110,000 in professional fees. Such amount was based on the fair value of the warrants as determined by the Black-Scholes model utilizing the following assumptions; dividend yield - 0%, expected volatility - 45%, risk free interest rate - 6.14% and expected life of the warrant 3 years.

    In connection with the financial services agreement described in note 9, the Company issued 600,000 warrants to an investment banking firm, 300,000 which vest immediately and 300,000 which vest when such firm has raised a minimum of $10 million. With respect to the immediately vested 300,000 warrants, the Company has recorded $222,500 in professional fees. Such amount was based on the fair value of the warrants as determined by the Black-Scholes model utilizing the following assumptions; dividend yield - 0%, expected volatility - 45%, risk free interest rate - 6.50% and expected life of the warrant 3 years.

    ISSUANCE OF COMMON STOCK AND OPTIONS FOR SERVICES - In April 1996, two outside directors each received 5,000 shares of common stock for a value totaling $90,000 which has been recorded as compensation expense. The number of shares issued was based on the quoted market value at such time.

    In May 1996, 5,000 shares of the Company's common stock were issued in connection with services provided for a value totaling $45,625. In December 1996, 5,000 shares of the Company's common stock were issued in connection with services provided for a value totaling $18,125. Both issuances have been recorded as professional fees based on the quoted market value at the time of the transaction.

    In October 1996, the Company entered into agreements to settle $98,000 of outstanding professional fees through the issuance of options to purchase 65,064 common shares. The number of shares was determined based on the quoted market value of the shares at the time of issuance.

    THE PROMETHEAN COMMON STOCK EQUITY AGREEMENT - On March 31, 1997, the Company entered into a Common Stock Investment Agreement with Promethean Investment Group L.L.C. ("Promethean") pursuant to which Promethean will provide $10 million in equity funding to the Company. The Company has agreed to issue a minimum of $4,000,000 in Common Stock, at a 10% discount to market price, to Promethean within two years following the effective date of a registration statement covering the shares to be sold pursuant to the Common Stock Investment Agreement. On April 29, 1997, the Company and Promethean agreed to increase the equity funding commitment from $10 million to $25 million.

    STOCK OPTIONS - The Company has adopted two stock option plans (the AmTec, Inc. 1995 Stock Plan and the AmTec, Inc. 1996 Stock Option Plan).
    Incentive and nonqualified options and stock appreciation rights may be granted to employees, officers, directors, and consultants of the Company. There are 12,500,000 shares of common stock reserved for issuance under these plans. The exercise price of the options are determined by the board of directors, but in the case of an incentive stock option, the exercise price may not be less than 100% of the fair market value on the date of grant. Options vest over periods not to exceed ten years.

    A summary of the status of the Company's stock options issued to employees as of March 31, 1997, 1996 and 1995 and changes during the years then ended is presented below:


                                                   WEIGHTED                      WEIGHTED                      WEIGHTED
                                                    AVERAGE                       AVERAGE                       AVERAGE
                                                   EXERCISE                      EXERCISE                      EXERCISE
                                      NUMBER        PRICE         NUMBER           PRICE          NUMBER         PRICE
                                   ---------       --------      ---------       --------        -------       --------
Outstanding at
  beginning of year                7,635,000        $  1.39        350,000        $  0.36           -           $  -

Granted                              280,000           1.74      7,520,000           1.41        350,000           0.36
Exercised                               -              -          (185,000)          0.36           -              -
Cancelled                            (10,000)          8.25           -              -              -              -
Forefeited                              -              -           (50,000)          0.36           -              -
Expired                                 -              -              -              -              -              -
                                   ---------        -------      ---------        -------        -------        -------
Outstanding at
  end of year                      7,905,000        $  1.40      7,635,000        $  1.39        350,000        $  0.36
                                   ---------        -------      ---------        -------        -------        -------
                                   ---------        -------      ---------        -------        -------        -------
Options Exercisable
  at end of year                   4,155,000        $  0.42      3,135,000        $  0.35        350,000        $  0.36
                                   ---------        -------      ---------        -------        -------        -------
                                   ---------        -------      ---------        -------        -------        -------
Weighted Average
  fair value of options
  granted during
  the year                         $    0.69                      $   0.44                       $  0.09
                                   ---------                      --------                       -------
                                   ---------                      --------                       -------


    The fair value of each option granted during 1997 and 1996 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

         Dividend yield                               0.00%
         Expected volatility                         45.00%
         Risk Free Interest Rate                      6.25%
         Expected Life                              5 years

    The following table summarizes information about options outstanding at March 31, 1997:


                             WEIGHTED
                              AVERAGE
  RANGE OF      NUMBER       REMAINING         AVERAGE      NUMBER      AVERAGE
  EXERCISE   OUTSTANDING    CONTRACTUAL       EXERCISE   EXCERSISABLE  EXERCISE
   PRICES     AT 3/31/97   LIFE (YEARS)          PRICE     AT 3/31/97     PRICE
------------  -----------  ------------     ----------   ------------  --------
$.350 - .355   4,635,000              9        $  0.35      3,885,000   $  0.35
     1.50         20,000             10           1.50         20,000      1.50
     3.00      3,000,000              9           3.00
               ---------                                  -----------

               7,655,000                                    3,905,000
               ---------                                  -----------
               ---------                                  -----------

    The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized with respect to the plans. Had compensation cost for the Company's stock option plans been determined consistent with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net earnings and earnings per share would have approximated the pro forma amounts indicated below:

                                                   1997                1996


    Net earnings - as reported               $  (4,064,885)     $  (5,281,730)
                                             --------------     --------------
                                             --------------     --------------

    Net earnings - pro forma                 $  (4,258,970)        (8,592,261)
                                             --------------     --------------
                                             --------------     --------------


    Earnings per share - as reported         $       (0.14)     $       (0.21)
                                             --------------     --------------
                                             --------------     --------------

    Earnings per share - pro forma           $       (0.15)     $       (0.33)
                                             --------------     --------------
                                             --------------     --------------


11. MAJOR CUSTOMERS

    During the years ended March 31, 1996 and 1995, the Company's wholly owned subsidiary, ITV, conducted business with two customers whose sales comprised substantially all of the Company's revenues. In January 1996, the Company sold substantially all of the assets related to that business.

12. SALE OF BUSINESS

    In January 1996, the Company sold the business and the related operating assets in which its wholly owned subsidiary, ITV, was engaged. The sale price was $2,500,000 (which consisted of $250,000 in cash and $2,250,000 in the form of a note receivable), plus the Company received an equity interest in Netmatics which was valued at $500,000. Due to the uncertainty of the collection of the $2,250,000 note receivable, the amount of the note has not been recognized. The gain associated with the note will be recognized when the note receivable is collected. The sale of the assets resulted in a gain from sale of the assets of $31,880. See note 4 as to write-off of Netmatics balance.

13. INCOME TAXES

    The Company had net losses for 1997, 1996 and 1995 and, therefore, no income taxes have been provided.

    As of March 31, 1997, the Company has federal net operating loss carryforwards of approximately $11,000,000 through 2012.

    Significant components of the Company's deferred tax liabilities and assets for federal income taxes consist of the following:


                                                          1997          1996

    Deferred tax assets
      Net operating loss carryforwards              $  5,085,404  $  3,310,000
      Start-up and other costs                         2,360,307     1,786,000
      Research credit                                    266,000       266,000
                                                    ------------  ------------

           Total deferred tax assets                   7,711,711     5,362,000

    Valuation allowance for deferred tax assets       (7,711,711)   (4,462,000)

    Deferred tax liabilities
      Note receivable on sale of ITV                        -         (900,000)
                                                    ------------  ------------

    Net deferred tax liability                      $       -     $       -
                                                    ------------  ------------
                                                    ------------  ------------


    The net change in the valuation allowance for the year ended March 31, 1997 and 1996 was an increase of $3,249,711 and $156,000, respectively.

14. RELATED PARTY TRANSACTIONS

    GENERAL - In February 1995, pursuant to the Reorganization Agreement, Tweedia, became the owner of approximately 12,727,000 shares, or 41%, of the Company's issued and outstanding Common Stock. Beijing CATCH Communications Group Co. ("Beijing CATCH") has an option to acquire 100% of the outstanding capital stock of Tweedia. However, this option may not be exercised without the receipt by Beijing CATCH of all PRC regulatory approvals applicable to such exercise. After discussions with PRC counsel, management believes that these approvals to own securities listed on non-PRC stock exchanges are substantive in nature and are not normally readily obtained in the PRC except by corporations or banks that are specifically authorized to own foreign securities.

    As of December 21, 1995, pursuant to the terms of a Master Agreement and Right of First Refusal (the "Master Agreement"), Beijing CATCH agreed to grant the Company a right of first refusal to participate as a majority investor and provide financial, operating and technical consulting services with respect to all rights granted, sold, licensed, or otherwise transferred to Beijing CATCH, directly or indirectly, that relate to the construction, operation or acquisition of any type of telephony, telecommunications, equipment, paging equipment or related forms of communication in the PRC. As consideration for this right of first refusal, the Company agreed to issue up to 50,000,000 shares of Common Stock to Tweedia based on the receipt of certain agreed upon amounts of net income by the Company relating to prospective Sino-foreign joint ventures involving the Company and Beijing

    CATCH. The Master Agreement supersedes certain terms of other prior agreements between the Company and Beijing CATCH concerning cooperation on telecommunications projects. As of June 20, 1997, the Company has not entered into, and management has no current intent of entering into, any Sino-foreign joint ventures with Beijing CATCH under the terms of the Master Agreement. As a result, no obligation for future issuances of Common Stock to Beijing CATCH under the Master Agreement exist or are contemplated.

    Beijing CATCH is in the process of being acquired by Hainan Minyuan Modern Agriculture Company ("Hainan Minyuan"), a publicly listed company in the PRC primarily engaged in real estate development and agriculture production in Hainan Province of the PRC. In late 1996, Hainan Minyuan proposed to acquire Beijing CATCH, and the acquisition was approved by the shareholders of both companies. As of May 1997, Hainan Minyuan's proposed acquisition of Beijing CATCH was awaiting final approval by the Chinese governmental authorities. If the acquisition receives final approval by the necessary Chinese governmental authorities, Hainan Minyuan will in turn hold an option to acquire control of Tweedia and a proxy to vote the Tweedia share. This option may not be exercised until all applicable PRC approvals are obtained. Hence at this time the control of Tweedia by Hainan Minyuan and its indirect ability to substantially influence AmTec is uncertain.

    At the time of the Company's acquisition of the majority stake Hebei Development held a 30% ownership of Hebei Equipment and Beijing CATCH held subscription rights to 9.2% ownership of Hebei Equipment. Subsequent to Hebei Equipment's conversion to a Sino-Foreign joint venture company, Beijing CATCH defaulted on its required capital contribution of 2 million Renminbi (1 U.S. dollar equals approximately 8.35 Renminbi). On April 22, 1997, the Board of Directors of Hebei Equipment resolved to terminate Beijing CATCH's ownership participation in Hebei Equipment, and the Company and Hebei Development agreed to provide to Hebei Equipment the 2 million Renminbi defaulted on by Beijing CATCH. The allocation of (i) the 2 million Renminbi investment required from the Company and Hebei Development and (ii) the 9.2% ownership previously held by Beijing CATCH are currently under discussions between the Company and Hebei Development.

15  POST BALANCE SHEET EVENTS

    CONTRACTUAL COMMITMENTS - On April 8, 1997, Hebei Equipment entered into a 20-year agreement (the "Hebei Multimedia Agreement") with Hebei Cable Television Station, the monopoly provider of cable television service in Hebei Province, to build a multimedia network, which will connect the existing cable television systems in the eleven major cities of Hebei Province. The Hebei Multimedia Agreement grants Hebei Equipment the option to upgrade the systems to hybrid fiber coaxial networks ("HFC"). Under the Hebei Multimedia Agreement, Hebei Equipment will build the Hebei Multimedia Network, sell ownership of the Hebei Multimedia Network to Hebei Cable Television Station in exchange for a majority share of cash flow generated by Hebei Cable Television Station from operation of the Hebei Multimedia Network. Hebei Equipment will also provide operating personnel and assistance to Hebei Cable Television Station in the operation of the Hebei Multimedia Network. Until Hebei Equipment has recovered its investment, Hebei Equipment will receive 80% of depreciation of fixed assets and 80% of net income generated by Hebei Cable Television Station from operation of the Hebei Multimedia Network. Thereafter, for the balance of 20 years from the commencement date of formal commercial operations, Hebei Equipment will receive 30% of depreciation of fixed assets and 30% of net income generated by Hebei Cable Television Station from operation of the Hebei Multimedia Network. Hebei Cable Television Station is a subsidiary enterprise of the Hebei Radio and Television Department, under the jurisdiction of the Ministry of Radio, Film and Television in the PRC.

    Under the Hebei Multimedia Agreement, Hebei Equipment will (i) build a fiber-optic and microwave network to connect the existing cable television systems in the eleven major cities in Hebei Province, (ii) upgrade one city on a trial basis to an HFC network, and (iii) hold the option to upgrade the network to an HFC network.

    The current funding requirement for the Hebei Multimedia Network is estimated at approximately $23 million to link cable systems in the eleven largest cities in Hebei Province. As of June 20, 1997, the Company had invested approximately $1.0 million in Hebei Equipment for purposes of investment in the Hebei Multimedia Network. The Company anticipates that the balance of required funding will be provided in the form of equity and debt investments in Hebei Equipment and additional joint venture entities that may be established with strategic partners.

16  SUBSEQUENT EVENTS

    On July 8, 1997, the Company changed its name to AmTec, Inc. from AVIC Group International, Inc.

                                     ******