Form 10-Q
period 1997-06-30
AMTEC INC
filed 1997-08-19
CIK 912890

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 1997
                               -----------------------------------------

                        Commission File Number:        0-22520
                                                 ----------------------

                                     AMTEC, INC.
        ---------------------------------------------------------------------
                (Exact name of Registrant as specified in its charter)

         Delaware                                     84-0873124
---------------------------------         ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                           599 Lexington Avenue, 44th Floor
                               New York, New York 10022
        ----------------------------------------------------------------------
                       (Address of principal executive offices)

                                    (212) 319-9160
                                   ----------------
                           (Registrant's telephone number)


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No
    -----             -----

              Class                         Outstanding as of  August 19, 1997
---------------------------------------     ----------------------------------
Common Stock, par value $.001 per share                 31,362,077

          Transitional Small Business Format (Check one): Yes      No  X  .
                                                              ----    ----

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ARE FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO ECONOMIC, COMPETITIVE, GOVERNMENTAL, INTERNATIONAL AND TECHNOLOGICAL FACTORS AFFECTING THE COMPANY'S REVENUES, JOINT VENTURES, OPERATIONS, MARKETS AND PRICES, AND OTHER FACTORS DISCUSSED IN THE SECTION ENTITLED "RISK FACTORS" ON PAGES 7 THROUGH 11 OF THE COMPANY'S ANNUAL REPORT ON FROM 10-KSB, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JULY 15, 1997.

                                        PART I

                                FINANCIAL INFORMATION

Item 1.       Financial Statements

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The condensed consolidated financial statements at June 30, 1997 and for the three months then ended are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. All of the adjustments are of a normal recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations, contained in the Annual Report on Form 10-KSB filed by the Company on July 15, 1997. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results for the entire year ending March 31, 1998.

    BASIS OF PRESENTATION
    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as expected by management, during the three months ended June 30, 1997, the Company had a net loss of $1,700,227. Realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's continued ability to meet its future project financing requirements for, and the continued success of its existing Sino-foreign joint ventures to develop telecommunications networks in the People's Republic of China and for its operating requirements.

    Since January 1996, the Company has focused its business solely on establishing Sino-foreign joint ventures ("SFJVs") to develop telecommunications networks in the People's Republic of China ("PRC"). The Company does not currently generate sales or market any products. The SFJV's telecommunications networks are in the construction stage and, as expected by management, do not currently generate any sales.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the Company, its 60.8% owned subsidiary Hebei United Communications Equipment Co., Ltd. and subsidiary ("Hebei Equipment") (a limited life Sino-foreign joint venture) and the Company's wholly owned subsidiary, ITV Communications, Inc. All significant intercompany accounts and transactions are eliminated in consolidation. Hebei Equipment owns 51% of Hebei United Telecommunications Engineering Company, Ltd. ("Hebei Engineering").

    The financial statements of Hebei Equipment included in the consolidated financial statements are as of and for the period ended March 31, 1997. In the period April 1, 1997 to the end of the Company's first quarter, an additional $1,000,000 has been invested by the Company in Hebei Equipment. Such amount will not eliminate on consolidation due to the different year-end and quarter-end dates. As such, the amount has been included in the balance sheet at June 30, 1997 as "Additional Investment in Joint Venture."

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

    The financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," in June 1997. The Company believes these statements will not have a material impact on the Consolidated Financial Statements of the Company when adopted in fiscal 1998.

AMTEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 AND MARCH 31, 1997
-------------------------------------------------------------------------------
                                                   JUNE 30,        MARCH 31,
                                                    1997             1997

ASSETS:
 CURRENT ASSETS:
  Cash                                          $  9,239,820     $  5,390,871
  Accounts Receivable                                359,501
  Prepaid expenses and other current assets          145,262          182,090
                                                ------------     ------------

     Total current assets                          9,744,583        5,572,961

  Property and equipment, net                        506,276          518,020
  GSM Construction Costs                          22,539,525       22,017,869
  Joint venture deposits
  Additional investment in joint venture             662,401        1,192,000
  Investment in Netmatics, Inc.                       48,352
  Investment in Toucan Technologies, Inc.             19,545
  Office lease deposit                               111,500          111,500
  Deferred expenses                                    5,855            5,853
                                                ------------     ------------

     Total assets                                $33,638,037      $29,418,203
                                                ------------     ------------
                                                ------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
 CURRENT LIABILITIES:
  Accounts payable and accrued expenses           $  374,383       $  991,194
  Accrued interest                                   811,235          780,902
  Loans payable - stockholders                     2,413,553        2,413,553
 Current portion of Other Payables                                    450,685
                                                ------------     ------------

     Total current liabilities                     3,599,171        4,636,334
                                                ------------     ------------

  Loans payable                                   15,970,392       11,956,486
                                                ------------     ------------
  Other payables                                  11,156,020       10,290,128
                                                ------------     ------------
  Minority interest                                1,290,641        1,987,167
                                                ------------     ------------

STOCKHOLDERS' EQUITY/(DEFICIT):
 Series A Convertible Preferred Stock:
  $.001 par value, authorized 10,000,000
   shares; 1,524,178 shares issued and
   outstanding in 1997 and 1996                        1,524            1,524

 Series D Convertible Preferred Stock:
  $.001 par value, authorized 10,000,000
  shares; 145 and 0 shares issued and
  outstanding in 1997 and 1996, respectively.              1                1

 Series C Convertible Preferred Stock:
  $.001 par value, authorized 10,000,000
  shares; 250 and 0 shares issued and
  outstanding in 1997 and 1996, respectively.              1

 Common stock:  $.001 par value,
  authorized 100,000,000 shares;
  31,257,921 and 28,436,952 issued and
  outstanding in 1997 and 1996, respectively          31,312           31,258
 Additional paid-in capital                       27,975,800       25,202,108
 Accumulated deficit                             (22,292,763)     (20,592,536)
 Cumulative foreign currency exchange loss            (1,026)          (1,231)
 Non-refundable equipment purchase deposit        (4,572,536)      (4,572,536)
 Warrants                                            479,500          479,500
                                                ------------     ------------

     Total stockholders' equity/(deficit)          1,621,813          548,088
                                                ------------     ------------

Total Liabilities and Equity                     $33,638,037      $29,418,203
                                                ------------     ------------
                                                ------------     ------------

AMTEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                 Three months ended June 30,
                                                    1997             1996

Net sales                                       $          -     $          -
                                                ------------     ------------

Expenses:
  Cost of sales
  Selling, general and administrative              2,369,632          751,109
  Research and development
                                                ------------     ------------

    Total expenses                                 2,369,632          751,109
                                                ------------     ------------

Loss from operations                              (2,369,632)        (751,109)
                                                ------------     ------------

Other income (expense):
  Interest income
  Interest expense                                                    (32,459)
  Exchange loss
  Other - net                                        (21,017)          (1,829)

      Total other income (expense)                   (21,017)         (34,288)
                                                ------------     ------------

Loss before minority interest                   $ (2,390,649)    $   (785,397)
                                                ------------     ------------

Minority interest in loss of subsidiaries           (798,422)               -

                                                ------------     ------------
                                                $ (1,592,227)    $   (785,397)
                                                ------------     ------------

Preferred stock dividend requirement                 108,000                -
                                                ------------     ------------

Net loss applicable to common shares            $ (1,700,227)    $   (785,397)
                                                ------------     ------------
                                                ------------     ------------

Net loss per common share                       $      (0.05)    $      (0.03)
                                                ------------     ------------
                                                ------------     ------------

Weighted average common
  shares outstanding                              31,306,876       29,102,347
                                                ------------     ------------
                                                ------------     ------------


AMTEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------

                                                                Three months ended June 30,
                                                                   1997             1996

Cash flows form operating activities:
 Net loss                                                     $ (1,700,227)   $  (785,398)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                                      36,586          5,905
  Issuance of common and options stock for
   compensation, directors' fees and services rendered             273,747        117,775
  Equity in losses of unconsolidated subsidiary
  (Increase) decrease in:
    Accounts receivable                                           (359,501)       (14,250)
    Inventories
    Prepaid expenses and other current assets                       37,031         52,598
    Other assets                                                                   (3,380)
  Increase (decrease) in:
    Accounts payable and accrued expenses                         (616,811)        22,522
    Accrued interest                                                30,333         32,459
    Minority interest                                             (696,526)
                                                              ------------    -----------

      Net cash used in operating activities                     (2,995,368)      (571,769)
                                                              ------------    -----------

Cash flows from investing activities:
 Purchase of property and equipment                                (24,842)        (6,158)
 GSM construction costs and additional investments                 (59,954)
                                                              ------------    -----------

      Net cash used in investing activities                        (84,796)        (6,158)
                                                              ------------    -----------

Cash flows from financing activities:
 Borrowings                                                      4,429,113         50,000
 Proceeds from sale of Series B Convertible Preferred Stock                       750,000
 Proceeds from sale of Series C Convertible Preferred Stock      2,500,000
                                                              ------------    -----------
      Net cash provided by financing activities                  6,929,113        800,000
                                                              ------------    -----------

Net increase (decrease) in cash and cash equivalents             3,848,949        222,073

Cash and cash equivalents, beginning of period                   5,390,871        185,889
                                                              ------------    -----------

Cash and cash equivalents, end of period                      $  9,239,820    $  407,962
                                                              ------------    -----------
                                                              ------------    -----------


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

AmTec, Inc. (the "Company") develops and finances communications networks in the People's Republic of China ("PRC"). The Company's interests in its Chinese communications networks include a Global Service Mobile system ("GSM") and a planned broadband telecommunications network, both in the northern province of Hebei, PRC. The Company holds these interests through Sino-foreign joint ventures ("SFJVs"), which are the legally authorized vehicle for foreign investment in China. Consistent with PRC laws and regulations, the Company's SFJVs have entered into contracts with authorized network operators in the PRC to build networks and sell the assets of such networks to the operators for a portion of the cash-flow generated by operations of the networks. On July 8, 1997, the Company changed its name to "AmTec, Inc." from "AVIC Group International, Inc." in order to better reflect its mission of providing technology to the PRC.

JOINT VENTURES IN HEBEI PROVINCE

In March 1996, the Company formed a joint venture with a 60.8% equity interest in Hebei United Communication Equipment Company Limited ("Hebei Equipment"). As a result, Hebei Equipment was converted from a PRC enterprise into a Sino-foreign joint venture company. On April 15, 1997, all PRC governmental approvals were finalized for the conversion of Hebei Equipment to a Sino-foreign joint venture company. At the time of the Company's acquisition of the majority stake in Hebei Equipment, Hebei United Telecommunications Development Co. ("Hebei Development") held a 30% ownership in Hebei Equipment and Beijing CATCH held subscription rights to a 9.2% ownership of Hebei Equipment. On April 22, 1997, the Board of Directors of Hebei Equipment resolved to terminate Beijing CATCH's ownership participation in Hebei Equipment because of a default by Beijing CATCH on its required capital contribution to Hebei Equipment.

The Company, through Hebei Equipment, is currently involved in the development of two communications networks in Hebei Province: a digital cellular telephone network (the "GSM Network") and a province-wide broadband network (the "Hebei Broadband Network"). The GSM Network is being constructed by Hebei United Telecommunications Engineering Company Limited ("Hebei Engineering"), which is a 51%-owned subsidiary of Hebei Equipment and is 49%-owned by Nippon Telegraph and Telephone International ("NTTI"), a subsidiary of Nippon Telegraph & Telephone Corporation. The Hebei Broadband Network (the "Broadband Network"), which will link existing cable television systems in Hebei Province, will be constructed by Hebei Equipment.

THE HEBEI GSM NETWORK

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

In February 1997, the GSM Network commenced commercial operations in Shijiazhuang, the capital of Hebei Province. Construction in six additional cities is anticipated to conclude before the end of fiscal year 1998. Construction in the remaining four major cities of Hebei Province is anticipated to commence during the second half of calendar 1998.

As of August 19, 1997, construction of the first phase of the GSM Network had been financed with a $3 million equity investment from Hebei Equipment and NTTI, and vendor financing guaranteed by NTTI and a $20 million Term Loan facility from Bank of Tokyo Mitsubishi guaranteed by NTTI. Of these amounts, the Company has provided $1.17 million of equity funding to Hebei Engineering through the Company's investment in Hebei Equipment. At present, all funding required for completion of the first phase of construction has been obtained by Hebei Engineering.

THE HEBEI BROADBAND NETWORK

    On April 8, 1997, Hebei Equipment entered into a 20-year agreement (the "Hebei Broadband Agreement") with Hebei Cable Television Station, the monopoly provider of cable television service in Hebei Province, pursuant to which Hebei Equipment will (i) build a fiber-optic and microwave network to connect the existing cable television systems in the eleven major cities in Hebei Province,
(ii) upgrade one city on a trial basis to a hybrid fiber coaxial network ("HFC"), and (iii) hold the option to upgrade the entire network to an HFC network. Under the Hebei Broadband Agreement, Hebei Equipment will sell ownership of the Hebei Broadband Network to Hebei Cable Television Station in exchange for a majority share of cash flow generated by Hebei Cable Television Station from operation of the Hebei Broadband Network. Hebei Equipment will also provide operating personnel and assistance to Hebei Cable Television Station in the operation of the Hebei Broadband Network. Until Hebei Equipment has recovered its investment, Hebei Equipment will receive 80% of depreciation of fixed assets and 80% of net income generated by Hebei Cable Television Station from operation of the Hebei Broadband Network. Thereafter, for the balance of 20 years from the commencement date of formal commercial operations, Hebei Equipment will receive 30% of depreciation of fixed assets and 30% of net income generated by Hebei Cable Television Station from operation of the Hebei Broadband Network. Hebei Cable Television Station is a subsidiary enterprise of the Hebei Radio and Television Department, under the jurisdiction of the Ministry of Radio, Film and Television in the PRC.

    The current funding requirement to link cable systems in the eleven largest cities in Hebei Province for the Hebei Broadband Network is estimated at approximately $23 million. As of August 19, 1997, the Company had invested approximately $1.0 million in Hebei Equipment for purposes of investment in the Hebei Broadband Network. The Company anticipates that the balance of required funding will be provided in the form of equity and debt investments in Hebei Equipment from the Company and other sources, including additional joint venture entities that may be established with strategic partners.

LONG TERM COOPERATION AGREEMENT

On July 22, 1997, the Company entered into a Long Term Cooperation Agreement (the "Long Term Cooperation Agreement") with the Electronics Industry Department of the Hebei Provincial Government. The Long Term Cooperation Agreement expands the Company's relationship with the Electronics Industry Department of Hebei Province, a partner in the Company's joint venture, Hebei Equipment. It further establishes the groundwork for the participation of the Company in every major telecommunications and technology business opportunity in Hebei Province designated for foreign investment by giving the Company the right of first refusal to develop, finance and participate in such projects. The Long Term Cooperation Agreement specifically provides for the Company's participation in
(i) all future expansion of the Company's existing cellular, cable television and data network agreements in Hebei Province; (ii) a fixed wire telephone network; (iii) import and export of high technology equipment and products; (iv) a telecommunications network for the Highway and Transportation Department of Hebei Province; and (v) any other communications and technology projects designated for foreign investment in Hebei Province. In exchange for the development rights described, the Long Term Cooperation Agreement provides for the issuance by the Company of options to purchase three million shares of the Company's Common Stock at $3.25 per share, the market value of the Company's Common Stock as reported on the American Stock Exchange at the time the agreement was made. The options are issuable to the Hebei Provincial Government. The Long Term Cooperation Agreement is subject to the execution of a definitive agreement with the Hebei Provincial government.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

The Company reported no sales during either the three months ended June 30, 1996 or, as expected by management, during the three months ended June 30, 1997.
This lack of sales was attributable to the early stage construction of the Company's GSM Network and the early stage of development of its Broadband Network in Hebei Province, PRC, and the Company's sale of the assets and business of its operating subsidiary, ITV Communications, Inc., in January 1996.

As a result of the Company's sale of the assets of ITV Communications, Inc., the Company generated no Research and Development costs or Costs related to sales of products.

Selling, general and administrative expenses increased from $751,109 during the three months ended June 30, 1996 to $2,369,632 during the three months ended June 30, 1997. The increase primarily related to the consolidation of approximately $1,260,000 of operating expenses of the Company's joint venture subsidiaries in the PRC. Further this increase reflects increases of marketing fees and travel expenses related to the Company's PRC operations, and non-cash expenses in the amount of $250,000 related to the issuance of options to executives of the Company with an exercise price at a 9% discount to the market price of the Company's Common Stock at the time of issuance.

The Company's net loss increased from $785,397 during the three months ended June 30, 1996 to $1,700,227 during the three months ended June 30, 1997. The increase in net loss primarily relates to increases in debt interest and registration fees of the Company's operating subsidiary, Hebei Engineering, during the period ended June 30, 1997.

The Company's assets increased $4,219,834 during the first quarter of fiscal year 1998, from $29,418,203 to $33,638,037. This increase is the result of an increase in the assets of the Company's joint ventures in Hebei Province, PRC, which the Company reports through consolidation. Further, stockholders' equity increased by $1,073,725 during the quarter, from $548,088 to $1,621,813. This increase primarily relates to an increase of $2,773,692 in additional paid in capital, including proceeds from the sale of 250 shares of the Company's
Series C Convertible Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its current activities primarily through equity investments since the Company does not yet have cash flow from operations to support existing business operations due to the early stage of the Company's joint venture projects.

The Company generated no sales during the quarter ended June 30, 1997. Further, the Company has generated an operating loss of $2,369,632 and a net loss of $1,700,227 during the quarter then ended. There can be no assurances that the Company will ever achieve profitable operations.

During the quarter ended June 30, 1997, the Company used $2,995,368 of cash from its operating activities, primarily the result of the net loss of $1,700,227. Further, the Company used $84,796 of cash from investing activities during this period. During the period ending June 30, 1997, the Company received approximately $6,929,000 through its financing activities.

FINANCING ACTIVITIES

On March 31, 1997, the Company entered into a Common Stock Investment Agreement with Promethean Investment Group L.L.C. ("Promethean") pursuant to which Promethean will provide $10 million in equity funding to the Company, subject to certain stock trading volume and price restrictions. The
Company has agreed to issue a minimum of $4,000,000 in Common Stock, at a 10% discount to market price, to Promethean within two years following the effective date of a registration statement covering the shares to be sold pursuant to the Common Stock Investment Agreement. On April 29, 1997, the Company and Promethean agreed to increase the equity funding commitment from $10 million to $25 million.

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

The holders of the Series C Preferred Shares may not convert such shares prior to August 12, 1997 and may convert subsequent to such date as follows: (i) 60 shares after August 13, 1997; (ii) 120 shares after September 12, 1997; (iii) 180 shares after October 12 1997; and (iv) 250 shares after November 11, 1997.

As of August 19, 1997, there were 250 Series C Preferred Shares outstanding and held of record. The holders of the Series C Preferred Shares have no voting rights, except with respect to certain matters that affect the rights of the Series C Preferred Shares.

PROPOSED ACQUISITION OF AMERICAN NETWORK TECHNOLOGIES, INC.

On May 19, 1997, the Company signed a letter of intent to acquire the private data network business of American Network Technologies, Inc. ("ANT"), including AmNet China, a developer and manager of private data networks in the People's Republic of China. The terms of the acquisition were subject to the Company's normal due diligence process and the execution of a definitive purchase agreement. In the course of negotiations for the proposed acquisition, the Company loaned to American Network Technologies, Inc. the sum of $350,000. After completion of its due diligence with respect to the possible acquisition of ANT and the private data networks of American Networks in China, the Company determined that such acquisition was not beneficial to its operations in the United States or the People's Republic of China. The Company made a demand for repayment of the $350,000 loan and, when that demand was not honored, on July 25, 1997 the Company filed a lawsuit against American Network Technologies, Inc. to recover the loaned funds (See "Legal Proceedings").

EMPLOYMENT AGREEMENTS

On June 16, 1997, the Company entered into two year employment agreements with each of Albert G. Pastino and James F. O'Brien, which agreements are subject to ratification by the Board of Directors of the Company. Mr. Pastino will serve as a Senior Vice President and Chief Financial Officer of the Company and will receive an annual base salary of $100,000 plus performance bonus for the first year and stock options to acquire 400,000 shares of Common Stock at an exercise price of $3.00 per share, a discount to market of $0.3125 per share at the time. Mr. O'Brien will serve as a Senior Vice President and General Counsel of the Company and will receive an annual base salary of $100,000 plus performance bonus for the first year and stock options to acquire 400,000 shares of Common Stock at an exercise price of $3.00 per share.

RISK FACTORS

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

The Company does not currently have all necessary technical capability, personnel or resources to build, service or maintain a telecommunications network and plans to form alliances with strategic partners and/or technical partners rather than maintain a high internal cost structure. As a result, the consummation of all or any of the Company's proposed transactions may require the participation of additional third parties, other than PRC governmental agencies and NTTI, who may be investors in or independent contractors with any such proposed Sino-foreign joint ventures, for the purpose of building, servicing or maintaining any such telecommunications network. There can be no assurances that the Company will be able to obtain the requisite cooperation or participation of any such third parties with respect to the Company's proposed business operations. Further, certain of the Company's agreements will require significant financings necessary to fund the construction of such networks.

In addition, the Company's proposed business operations in the PRC are always subject to significant risks. These risks include, but are not limited to the limited precedent for the establishment of Sino-foreign ventures for the purpose of engaging in the telecommunications industry in the PRC, governmental restrictions on foreign business ventures in the PRC, PRC regulation of it's economy and foreign currency exchange and the general political environment in the PRC.

The Company's successful transition to profitable operations is dependent upon obtaining adequate financing to fund current and future operations, projects under agreement and the development of a market for the Company's products. The Company will continue to seek funds in the form of lines of credit and /or equity and debt securities from third party sources as well as from its existing stockholders.

The Company's auditors have included an explanatory paragraph in their Independent Auditor's Report to the effect that recovery of the Company's assets is dependent upon future events, the outcome of which is undeterminable, and that the successful completion of the Company's development program and it's transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. There can be no assurances that such a financing can be completed on terms favorable to the Company, or at all, or that the business of the Company will ever achieve profitable operations.

In the event the Company fails to raise additional funds, and its Sino-foreign joint venture's telecommunications networks fail to generate revenues from operations, the Company may not be able to meet all of its obligations past February 28, 1998, based on its current operating expenditures.
In the event the Company does not receive any such additional financing or generate profitable operations, management's options will be to suspend or discontinue its business activity in its present form.

                                       PART II

                                  OTHER INFORMATION

Item 1. Legal Proceedings.

Demand was made by the Company upon ANT for repayment of the $350,000 loaned by the Company to ANT. ANT failed to comply with that demand, and on July 25, 1997, the Company initiated an action in the Middlesex Superior Court, Cambridge, Massachusetts, against ANT and Andrew J. Rodriguez, the Chief Executive Officer of ANT and a guarantor of the loan, to recover the loaned funds. The Company is being represented by Messrs. Needham & Warren, 10 Liberty Square, Boston, Massachusetts, 02109.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  EXHIBITS.

              27.  Financial Data Schedule

         (b)  REPORTS ON FORM 8-K.

              The Company did not file any reports on Form 8-K during the quarterly period ended June 30, 1997.

                                     SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 19, 1997                 AmTec, Inc..






                                  By: /s/ Joseph R. Wright, Jr.
                                      ----------------------------------------
                                        Joseph R. Wright, Jr.
                                        Chief Executive Officer





                                  By: /s/ Michael J. Lim
                                      ----------------------------------------
                                         Michael J. Lim
                                         Principal Financial and
                                         Accounting Officer