Form 10KSB40/A
period 1997-03-31
AMTEC INC
filed 1997-10-07
CIK 912890

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-KSB/A

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

         Securities registered under Section 12(b) of the Exchange Act:

              Title of Each                            Name of Each Exchange
          Class so Registered                           On Which Registered
          -------------------                          ----------------------
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

Transitional Small Business Disclosure Format:  Yes        No   X
                                                    -----     -----

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

     The Following table sets forth certain information concerning compensation for the fiscal years ended March 31, 1997, 1996 and 1995 of certain of the Company's executive officers, including the Company's Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the fiscal year ended March 31, 1997 (the "Named Executive Officers"):



                                                                                      Long Term
                                                                                     Compensation
                                                                              -------------------------
                                         Annual Compensation                            Awards
                                -----------------------------------------     -------------------------
Name and                                                     Other Annual       Stock         Options/
Principal Position      Year    Salary ($)     Bonus ($)     Compensation     Awards ($)      SARS (#)
------------------      ----    ----------     ---------     ------------     ----------      ---------
Joseph R. Wright        1997     $256,250          0          (2)$30,000       $281,250       3,000,000
  Chief Executive       1996      143,750          0          (2)$30,000                      3,000,000
  Officer(1)

Xiao Jun
  Executive Vice        1997      123,958          0                                                   0
  President-AVIC        1996       57,990          0                                             400,000
  China                 1995       42,250          0                                             125,000

Michael J. Lim          1997      167,333          0                                                   0
  Executive             1996       79,615          0                                           1,000,000
  Vice President
  - Operations(3)

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


OPTION AND SAR GRANTS DURING LAST FISCAL YEAR

     The following table sets forth certain information regarding grants of options to the Named Executive Officers during the fiscal year ended March 31, 1997:

                                     Number of         % of Total
                                    Securities          Options
                                    Underlying         Granted to         Exercise
                                     Options            Employees          Price       Expiration
Name                                Granted (#)       in Fiscal Year     ($/Share)        Date
----                               ------------       --------------     ---------     ----------
Joseph R. Wright                   3,000,000(1)            85.6%            $3.00        9/5/06

_________________

(1) This grant was made in September 1996. One half of the total number of options granted became exercisable on April 15, 1997 and the other half is exercisable on April 15, 1998.

OPTIONS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth certain information regarding option exercises by the Named Executive Officers during the fiscal year 1997 and options held by such Named Executive Officers on March 31, 1997:


                                                             Number of Securities                Value of Unexercised
                                                            Underlying Unexercised               In-the-Money Options
                            Shares                         Options at Fiscal Year End            at Fiscal Year End(1)
                          Acquired on      Value          -----------------------------     ------------------------------
Name                       Exercise       Realized        Exercisable     Unexercisable     Exercisable      Unexercisable
----                      -----------     --------        -----------     -------------     -----------      -------------
Joseph R. Wright                                           4,500,000       1,500,000        $10,800,000        3,600,000
Xiao Jun                    10,000        $78,950            415,000         100,000            995,425          240,000
Michael J. Lim                                               750,000         250,000          1,800,000          600,000

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

     The Company entered into a five year employment agreement dated as of April 15, 1995, and as amended on November 21, 1995 and September 6, 1996, with Joseph R. Wright, Jr., pursuant to which Mr. Wright agreed to serve as the Company's Chairman of the Board of Directors, Chief Executive Officer and President and to operate out of the Company's executive offices located in New York, New York. The employment agreement initially provided for an annual base salary of $50,000 during the year commencing April 15, 1995 and $300,000 during the year thereafter. The September 6, 1996 amendment to the employment agreement provides for the issuance of shares of Common Stock in lieu of cash compensation as payment for the salary that Mr. Wright had accrued from June 1995 through October 15, 1996, at $1.50 per share, the market price of the Common Stock on October 15, 1996. Further, the amendment offers Mr. Wright an automatic extension of his contract of one year on each April 14, unless the Board of Directors notifies Mr. Wright 90 days prior to such date that such extension will not be made. The Board of Directors also approved revising his salary for the first year commencing on April 15, 1995 to $150,000, revising his salary for the second year to $300,000, and increasing his salary in each year thereafter by $100,000. The Board of Directors of the Company also approved the issuance of an additional three million options to Mr. Wright on September 6, 1996. These options have an exercise price of $3.00 per share, the fair market value on the date of grant, and vest with respect to fifty percent of said options on each April 15, 1997 and April 15, 1998.

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

     Pursuant to the employment agreement, Mr. Wright was granted an option to acquire 3,000,000 shares of Common Stock at an exercise price of $0.35 per share, and an additional 3,000,000 options at an exercise price of $3.00 per share were granted on September 6, 1996. The option has vested with respect to the 3,000,000 shares which have an exercise price of $0.35 per share, and with respect to 1,500,000 shares which have an exercise price of $3.00 per share. The balance of the option with respect to 1,500,000 shares which have an exercise price of $3.00 per share will vest on April 15, 1998. The options issued to Mr. Wright have been issued pursuant to the Company's 1996 Stock Option Plan and were based on the market value of the Common Stock on the date of grant.

     On September 3, 1996, the Company entered into a one-year verbal employment agreement with Richard T. McNamar pursuant to which Mr. McNamar will serve as Vice Chairman of the Company. He received 25,000 shares of the Company's Common Stock upon commencing employment. Initially, Mr. McNamar was part time, and was to receive a contingent success fee for financings he introduced or arranged for the Company. On October 3, 1996 Mr. McNamar became a full time employee and waived his rights to any success fees. In his full time capacity, Mr. McNamar is paid $100,000 annual base salary. Mr. McNamar was issued an option to purchase 250,000 shares of the Company's Common Stock at an exercise price of $1.50 per share, the fair market value at the time, on September 3, 1996. He received an additional option for 250,000 shares at an exercise price of $1.50 per share, the fair market value of the Common Stock at the time, when he became a full time employee on October 3, 1996. The Company and Mr. McNamar are discussing signing an employment agreement during the current fiscal year.

     On June 16, 1997, the Company entered into two year employment agreements with each of Albert G. Pastino and James F. O'Brien, which agreements are subject to ratification by the Board of Directors of the Company. Mr. Pastino will serve as a Senior Vice President and Chief Financial Officer of the Company and will receive an annual base salary of $100,000 plus performance bonus for the first year and stock options to acquire 400,000 shares of Common Stock at an exercise price of $3.00 per share, a discount to market price of $0.3125 per share at the time. Mr. O'Brien will serve as a Senior Vice President and General Counsel of the Company and will receive an annual base salary of $100,000 plus performance bonus for the first year and stock options to acquire 400,000 shares of Common Stock at an exercise price of $3.00 per share, a discount to market price of $0.3125 per share at the time.

     The Company entered into a two year employment agreement, effective as of November 6, 1995, with Michael J. Lim, pursuant to which he serves as the Company's Executive Vice President - Operations at an annual base salary of $200,000. Mr. Lim also acted as the Company's Chief Financial Officer from May 1996 through June 15, 1997.

     The Company entered into a two year employment agreement, effective as of January 1, 1996, with Xiao Jun, pursuant to which he serves as the Company's Executive Vice President - AVIC China, at an annual base salary of $175,000.

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

STOCK OPTION PLANS

     As of February 8, 1995, the Company's Board of Directors and stockholders approved the Company's 1995 Stock Option Plan (the "1995 Stock Option Plan") in connection with the closing of the transactions contemplated by the Reorganization Agreement. The Company has reserved up to 500,000 shares of Common Stock for issuance under the 1995 Stock Option Plan. As of July 8, 1997, 185,000 shares had been issued upon the exercise of stock options under the 1995 Stock Option Plan and stock options to purchase an aggregate of 115,000 shares were outstanding under the 1995 Stock Option Plan at exercise prices ranging from $0.15 to $5.00 per share. As of such date, all such stock options were exercisable.

     The 1996 Stock Option Plan (the "1996 Stock Option Plan") was adopted by the Board of Directors on March 14, 1996 and by the Company's stockholders on May 7, 1996. The Company has reserved for issuance thereunder an aggregate of 12,000,000 shares of Common Stock. As of July 8, 1997, stock options to purchase an aggregate of 8,835,000 shares were outstanding under the 1996 Stock Option Plan at exercise prices ranging from $0.35 to $3.00 per share, of which options to purchase 5,913,000 shares of Common Stock were exercisable. The Board of Directors has approved a provision in the 1996 Stock Option Plan which places a 6,000,000 share limit on the number of options that may be granted under the 1996 Stock Option Plan to an employee in the fiscal year ended March 31, 1996, and a 1,500,000 share limit in each fiscal year thereafter.

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

     As of the date of this Report, no SARs have been granted pursuant to the Stock Option Plans.

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

     COMPENSATION OF DIRECTORS. The Company does not currently compensate its Directors for services provided as Directors of the Company. Except for Ju Feng and William H. Davidson who each received 5,000 shares of Common Stock for a value totaling $90,000 (based on market value) in April 1996, no compensation was paid to non-employee Directors for services performed as Directors of the Company during the fiscal year ended March 31, 1997.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMTEC, INC.


                                       By /s/ JOSEPH R. WRIGHT, JR.
                                          -------------------------
                                          Joseph R. Wright, Jr.
                                          CHAIRMAN OF THE BOARD,
                                          CHIEF EXECUTIVE OFFICER AND PRESIDENT

Date:  October 7, 1997