Form 10QSB/A
period 1997-09-30
AMTEC INC
filed 1997-11-14
CIK 912890

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 12B-25

                                                 Commission File Number 0-22520

                          NOTIFICATION OF LATE FILING

    (Check  One):  [ ] Form 10-K  [ ] Form 11-K  [ ] Form 20-F  [X] Form 10-Q
[ ] Form N-SAR

    For Period Ended: September 30, 1997

[ ] Transition Report on Form 10-K     [ ] Transition Report on Form 10-Q
[ ] Transition Report on Form 20-F     [ ] Transition Report on Form N-SAR
[ ] Transition Report on Form 11-K
    For the Transition Period Ended:_________________________________________
    Read attached instruction sheet before preparing form. Please print or type.
    Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.
    If the notification  relates to a portion of the filing checked above. identify the item(s) to which the notification relates:
-------------------------------------------------------------------------------

                                     PART I
                             REGISTRANT INFORMATION

Full name of registrant     AmTec, Inc.
Former name if applicable
                         AVIC Group International, Inc.
Address of principal executive office (Street and number)
    599 Lexington Avenue, 44th Floor
City, state and zip code   New York, NY  10022

                                    PART II
                            RULE 12B-25 (B) AND (C)

    If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule l2b-25(b). the following should be completed. (Check box if appropriate.)
        (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;
        (b) The subject annual report, semi-annual report, transition report on Form 10-K. 20-F, 11-K or Form
   [X] N-SAR. or portion thereof will be filed on or before the 15th calendar day following the prescribed due date, or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and
        (c) The accountant's statement or other exhibit required by Rule 12b-25
            (c) has been attached if applicable.

                                    PART III
                                   NARRATIVE

    State below in reasonable detail the reasons why Form 10-K, 11-K, 20-F, 10-Q, N-SAR or the transition report portion thereof could not be filed within the prescribed time period. (Attach extra sheets if needed.)

           See Attachment III


                                    PART IV
                               OTHER INFORMATION

    (1) Name and  telephone  number of person to  contact in regard to this notification
           Timothy P. F. Crowley    (212) 319-9160
------------------------------------------------------------------------------
           (Name)                   (Area Code)      (Telephone Number)

    (2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).
                                                                 [X] Yes [ ] No

    (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
                                                                 [ ] Yes [X] No

    If so: attach an explanation of the anticipated change, both narratively and quantitatively, and. if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

                                  AmTec, Inc.
------------------------------------------------------------------------------
           (Name of Registrant as Specified in Charter)

Has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date November 13, 1997  By /s/ Timothy P. F. Crowley
                           --------------------------
                           Timothy P. F. Crowley, Corporate Secretary

        Instruction. The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed . or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.

                                   ATTENTION

    Intentional misstatements or omissions of fact constitute Federal criminal violations (see 18 U.S.C. 1001).

                              GENERAL INSTRUCTIONS

    1. This form is required by Rule 12b-25 of the General Rules and Regulations under the Securities Exchange Act of 1934.

    2. One signed original and four conformed copies of this form and amendments thereto must be completed and filed with the Securities and Exchange Commission, Washington, DC 20549. in accordance with Rule 0-3 of the General Rules and Regulations under the Act. The information contained in or filed with the form will be made a matter of the public record in the Commission files.

    3. A manually signed copy of the form and amendments thereto shall be filed with each national securities exchange on which any class of securities of the registrant is registered.

    4. Amendments to the notifications must also be filed on Form 12b-25 but need not restate information that has been correctly furnished. The form shall be clearly identified as an amended notification.

    5. Electronic Filers. This form shall not be used by electronic filers unable to timely file a report solely due to electronic difficulties. Filers unable to submit a report within the time period 'bed due to difficulties in electronic filing should comply with either Rule 201 or Rule 202 of Regulation S-T or apply for an adjustment in filing date pursuant to Rule 13(b) of Regulation S-T.

                                 ATTACHMENT III

      The Company requires additional time to prepare the Company's financial statements to reflect the results of operations related to the Company's business in the People's Republic of China ("PRC") to be included in the Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 to be filed by the Company.