Form 10-Q
period 1997-09-30
AMTEC INC
filed 1997-11-19
CIK 912890

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q



         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1997
                                ---------------------------------

               Commission File Number:           0-22520              .
                                       --------------------------------

                                     AMTEC, INC.
-----------------------------------------------------
                (Exact name of Registrant as specified in its charter)

    Delaware                                        84-0873124
---------------------                      ------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                           599 Lexington Avenue, 44th Floor
                              New York, New York 10022
--------------------------------------------------------------------------------
                       (Address of principal executive offices)

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
Yes     x            No
      ------              -----


     Class                                 Outstanding as of  November 19, 1997
------------------                       --------------------------------------
Common Stock, par value $.001 per share                33,308,862

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995.

               Except for the historical information contained herein, the matters discussed in this Quarterly Report are forward-looking statements which involve risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors that could cause actual results to differ materially include, but are not limited to, economic, competitive, governmental, international and technological factors affecting the Company's revenues, joint ventures, operations, markets and prices, and other factors discussed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including without limitation those listed in the section entitled "Risk Factors" on pages 7 through 11 of the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on July 15, 1997.

                                        PART I

                                FINANCIAL INFORMATION




PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                       Page No.
                                                                                    ---------
            Consolidated Balance Sheets as of September 30, 1997 and March
             31, 1997............................................................

            Consolidated Statement of Operations for the three and six months ended September 30, 1996 and 1997...................................

            Consolidated Statement of Cash Flows for the six months ended
             September 30, 1996 and 1997.........................................

            Notes to Consolidated Financial Statements...........................

Item 2.     Management's Discussion and Analysis of Financial Condition and
             Result of Operations................................................

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings....................................................

Item 2.     Changes in Securities................................................

            Pursuant to a Common Stock Investment Agreement dated as of March 31, 1997 the (the "Common Stock Investment Agreement") with Promethean Investment Group L.L.C. ("Promethean"), on
            August 8, 1997, the Company issued into escrow for Promethean
            1,570,998 shares of common stock (the "Escrow Shares"). The shares are to be sold to Promethean at a 10% discount to market price within two years following the effective date of a registration statement covering the resale of such shares, by Promethean, in connection0on with $10 million of equity funding to be proved to the Company by Promethean pursuant to the Common Stock Investment Agreement. No such funding has yet been provided to the Company by Promethean and one of the Escrow Shares have yet been sold to Promethean. The company believes that the issuance of the Escrow Shares qualifies as a transaction by an issuer not involving a public offering within the meaning of Section 4(2) of the Securities Act of 1993, as amended.

Item 6.     Exhibits and Reports on Form 8-K.....................................

SIGNATURES.......................................................................


Notes to Consolidated Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The condensed consolidated financial statements at September 30, 1997 and for the six months then ended are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. All of the adjustments are of a normal recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations, contained in the Annual Report on Form 10-KSB filed by the Company on July 15, 1997. The results of operations for the six months ended September 30, 1997 are not necessarily indicative of the results for the entire year ending March 31, 1998.

   Basis of Presentation

   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as expected by management, during the six months ended September 30, 1997, the Company had a net loss of $2,889,579. Realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's continued ability to meet its future project financing requirements for its existing projects (as described in Management's Disucssion and Analysis of Financial Condition and Results of Operations), as well as the Company's existing projects developing profitable operations and the ability of the Company to obtain operating capital until its projects begin to generate sufficient cash-flow to support operations.

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

NOTE 2 - PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the Company, its 60.8% owned subsidiary Hebei United Telecommunications Equipment Co., Ltd. and subsidiary ("Hebei Equipment") (a limited life Sino-foreign joint venture) and the Company's wholly owned subsidiary, ITV Communications, Inc. All significant intercompany accounts and transactions are eliminated in consolidation. Hebei Equipment owns 51% of Hebei United Telecommunications Engineering Company, Ltd. ("Hebei Engineering").

   The financial statements of Hebei Equipment included in the consolidated financial statements are as of and for the period ended June 30, 1997. In the period from April 1, 1997 to the end of the Company's second quarter, an additional $1,000,000 has been invested by the Company in Hebei Equipment. Such amount is eliminated upon consolidation of the Company's joint venture subsidiaries. As such, the amount that had been included in the consolidated balance sheet as of June 30, 1997 as "Additional Investment in Joint Venture" is not included in the balance sheet as of September 30, 1997.

   The financial statements of ITV Communications, Inc. included in the consolidated financial statements are as of September 30, 1997. These financial statements consist in their entirety of shareholder loans in the amount of $2,327,553 and interest expense associated with such debt in the amount of $60,933 for the six months ending September 30, 1997.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

   The financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," in September 1997. The Company believes these statements will not have a material impact on the Consolidated Financial Statements of the Company when adopted in fiscal 1998.

NOTE 4 - SUBSEQUENT EVENTS

   On October 22, 1997, the Company completed the sale of seventy-four shares of its Series E Convertible Preferred Stock for gross proceeds of $7,400,000. The sale of this security is more fully described in Item 2 of this Section 1, "Management's Discussion and Analysis of Financial Condition and Results of Operation."

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operation

AmTec, Inc. (the "Company") develops and finances communications networks in the People's Republic of China ("PRC"). The Company's first interests in its Chinese communications networks include a Global Service Mobile system ("GSM") and a planned broadband telecommunications network, both in the northern province of Hebei, PRC. The Company holds these interests through Sino-foreign joint ventures ("SFJVs"), which are the legally authorized vehicle for foreign investment in China and expects to hold interests in future networks through the same vehicles. Consistent with PRC laws and regulations, the Company's SFJVs have entered into contracts with authorized network operators in the PRC to build networks and sell the assets of such networks to the operators for a portion of the cash-flow generated by operations of the networks. On July 8, 1997, the Company changed its name to "AmTec, Inc." from "AVIC Group International, Inc."

Joint Ventures in Hebei Province

In March 1996, the Company formed a joint venture with a 60.8% equity interest in Hebei United Telecommunication Equipment Company Limited ("Hebei Equipment"). As a result, Hebei Equipment was converted from a PRC enterprise into a Sino-foreign joint venture company. On April 15, 1997, all PRC governmental approvals were finalized for the conversion of Hebei Equipment to a Sino-foreign joint venture company. At the time of the Company's acquisition of the majority stake in Hebei Equipment, Hebei United Telecommunications Development Co. ("Hebei Development") held a 30% ownership in Hebei Equipment and Beijing CATCH held subscription rights to a 9.2% ownership of Hebei Equipment. On April 22, 1997, the Board of Directors of Hebei Equipment resolved to terminate Beijing CATCH's ownership participation in Hebei Equipment. Further, on October 9, 1997 the Company and Hebei Development agreed to transfer the 9.2% ownership of Hebei Equipment to the Company. Of an additional one million dollars invested in Hebei Equipment by AmTec, $276,000 was allocated as a capital contribution to acquire the additional 9.2% interest in Hebei Equipment. PRC governmental approvals for this transfer are currently pending. The increased ownership of Hebei Equipment by the Company is not reflected in the financial statements of the Company for the period ending September 30, 1997.

The Company, through Hebei Equipment, developed a digital cellular telephone network (the "GSM Network") and is developing a province-wide broadband network (the "Hebei Broadband Network"). The GSM Network is being constructed by Hebei United Telecommunications Engineering Company Limited ("Hebei Engineering"), which is a 51%-owned subsidiary of Hebei Equipment and is 49%-owned by Nippon Telegraph and Telephone International ("NTTI"), a subsidiary of Nippon Telegraph & Telephone Corporation. The Hebei Broadband Network (the "Broadband Network"), which will link existing cable television systems in Hebei Province, will be constructed by Hebei Equipment.

The Company expects its joint venture subsidiaries to generate revenues from its GSM network during the second half of fiscal year 1998.

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

In February 1997, the GSM Network commenced commercial operations in Shijiazhuang, the capital of Hebei Province. Construction in six additional cities is anticipated to conclude before the end of fiscal year 1998. Construction in the remaining three major cities of Hebei Province is anticipated to commence during the second half of calendar 1998.

As of November 19, 1997, construction of the first phase of the GSM Network had been financed with a $3 million equity investment from Hebei Equipment and NTTI, vendor financing guaranteed by NTTI and a $20 million Term Loan facility from Bank of Tokyo Mitsubishi also guaranteed by NTTI. Of these amounts, the Company has provided $1.17 million of equity funding to Hebei Engineering through the Company's investment in Hebei Equipment. At present, all funding required for completion of the first phase of construction to service 40,000 subsidiaries in ten cities has been obtained by Hebei Engineering.

The Hebei Broadband Network

               On April 8, 1997, Hebei Equipment entered into a 20-year agreement (the "Hebei Broadband Agreement") with Hebei Cable Television Station, the only provider of cable television service in Hebei Province, pursuant to which Hebei Equipment will (i) build a fiber-optic and microwave network to connect the existing cable television systems in the eleven major cities in Hebei Province, (ii) upgrade one city on a trial basis to a hybrid fiber coaxial network ("HFC"), and (iii) hold the option to upgrade the entire network to an HFC network. Under the Hebei Broadband Agreement, Hebei Equipment will sell ownership of the Hebei Broadband Network to Hebei Cable Television Station in exchange for a majority share of cash flow generated by Hebei Cable Television Station from operation of the Hebei Broadband Network. (Operating cash flow from the network will be derived from revenues generated from a government mandated rate increase plus system-wide advertising revenue less operating expenses.) Hebei Equipment will also provide operating personnel and assistance to Hebei Cable Television Station in the operation of the Hebei Broadband Network. Until Hebei Equipment has recovered its investment in the Broadband Network, it will receive 80% of depreciation of fixed assets and 80% of net income generated by Hebei Cable Television Station from operation of the Hebei Broadband Network. Thereafter, for the balance of the 20 years from the commencement date of formal commercial operations, Hebei Equipment will receive 30% of depreciation of fixed assets and 30% of net income generated by Hebei Cable Television Station from operation of the Hebei Broadband Network. Hebei Cable Television Station is a subsidiary enterprise of the Hebei Radio and Television Department, under the jurisdiction of the Ministry of Radio, Film and Television in the PRC.

               The current funding requirement to link cable systems in the eleven largest cities in Hebei Province for the Hebei Broadband Network is estimated at approximately $14 million. As of November 20, 1997, the Company had invested approximately $4.0 million in Hebei Equipment for purposes of investment in the Hebei Broadband Network, leaving approximately $4 million remaining to be invested after considering capital invested in the form of equipment and other assets by the government of the PRC. The Company anticipates that the balance of required funding will be provided in the form of equity and debt investments in Hebei Equipment from the Company and other sources over the next eighteen months, including additional joint venture entities that may be established with strategic partners.

Long Term Cooperation Agreement

On July 22, 1997, the Company entered into a Long Term Cooperation Agreement (the "Long Term Cooperation Agreement") with the Electronics Industry Department of the Hebei Provincial Government. The Long Term Cooperation Agreement expands the Company's relationship with the Electronics Industry Department of Hebei Province, a partner in the Company's joint venture, Hebei Equipment. It further establishes the groundwork for the participation of the Company in every major telecommunications and technology business opportunity in Hebei Province designated for foreign investment by giving the Company the right of first refusal to develop, finance and participate in such projects. The Long Term Cooperation Agreement specifically provides for the Company's participation in
(i) all future expansion of the Company's existing cellular, cable television and data network agreements in Hebei Province; (ii) a fixed wire telephone network; (iii) import and export of high technology equipment and products; (iv) a telecommunications network for the Highway and Transportation Department of Hebei Province and (v) any other communications and technology projects designated for foreign investment in Hebei Province. In exchange for the development rights described, the Long Term Cooperation Agreement provides for the issuance by the Company of options to purchase three million shares of the Company's Common Stock at $3.25 per share, the market value of the Company's Common Stock as reported on the American Stock Exchange at the time the agreement was made. The options are issuable to the Hebei Provincial Government. The Long Term Cooperation Agreement is subject to the execution of a definitive agreement with the Hebei Provincial government which is expected to be completed by the end of the Company's fiscal year ending March 31, 1998.

RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE SIX AND THREE MONTHS ENDED SEPTEMBER 30, 1996.

The Company reported no sales during either the six months ended September 30, 1996 or, as expected by management, during the six months ended September 30, 1997, which was attributable to the early stage construction of the Company's GSM Network and the early stage construction of the Company's GSM Network and the early stage of development of its Broadband Network in Hebei Province, PRC, and the Company's sale of the assets and business of its operating subsidiary, ITV Communications, Inc., in January 1996.

As a result of the Company's sale of the assets of ITV Communications, Inc., the Company eliminated Research and Development costs or Costs related to sales of products.

Selling, general and administrative expenses increased from $1,863,181 during the six months ended September 30, 1996 to $2,922,779 during the six months ended September 30, 1997. The increase primarily related to the consolidation of approximately $585,000 of operating expenses of the Company's joint venture subsidiaries in the PRC. Further this increase reflects: (i) non-cash expenses in the amount of $250,000 related to the issuance of options to executives of the Company with an exercise price at a 9% discount to the market price of the Company's Common Stock at the time of issuance, (ii) a $250,000 reserve established to offset a $350,000 loan to American Network Technologies, Inc. and
(iii) increases in salary expenses related to an increased number of employees during the quarter ending September 30, 1997, an unaffiliated entity.

For the three months ending September 30, 1997 the Company's selling, general and administrative costs declined by $558,925 to $553,147 from the three months ending September 30, 1996. This decrease relates to a decrease in .

The Company's net loss increased from $1,765,503 during the six months ended September 30, 1996 to $2,889,579 during the six months ended September 30, 1997. The increase in net loss primarily relates to increases in subsidiary operations that were not offset through consolidation.

The Company's assets increased $8,222,845 during the first half of fiscal year 1998, from $28,226,203 to $36,449,048. This increase is principally the result of an increase in capitalized costs related to the construction of the GSM network being built by the Company's joint ventures in Hebei Province, PRC, which the Company reports through consolidation.

Liquidity and Capital Resources

The Company has financed its current activities primarily through equity investments since the Company does not yet have cash flow from operations to support existing business operations due to the early stage of the Company's joint venture projects.

The Company generated no sales during the quarter ended September 30, 1997. Further, the Company generated an operating loss of $2,922,779 and a net loss of $1,993,157 during the six months then ended. There can be no assurances that the Company will ever achieve profitable operations.

During the six months ended September 30, 1997, the Company used $8,362,542 of cash in its operating activities, primarily the result of the net loss of $2,791,579. Further, the Company used $5,278,978 of cash from investing activities during this period. During the period ending September 30, 1997, the Company used approximately $2,237,957 in its financing activities. This use of cash was the result of a reduction in borrowings of $4,737,957 which was offset by proceeds of $2,500,000 from the sale of the Company's Series C Convertible Preferred Stock in June 1997.

               Cancellation of Series A Convertible Preferred Stock

On December 19, 1995, the Company issued 1,524,178 shares of the Company's Series A Convertible Preferred Stock (the "Series A Shares") to Tweedia International Limited ("Tweedia") in consideration of the transfer of a non-refundable equipment purchase deposit made pursuant to a contract between Motorola, Inc. and Beijing CATCH Communications Group Co., an affiliate of
Tweedia.   The Subscription Agreement for the Series A Convertible Preferred
Stock provided that, if all or any portion of the deposit should be forfeited at any time and for any reason whatsoever by Tweedia, an equivalent number of the Series A Shares issued to Tweedia would be cancelled on the books and records of the Company. On August 19, 1997, upon determination that the entire deposit had been forfeited by Beijing CATCH Communications Group Co. to Motorola, the Company cancelled the outstanding shares of Series A Convertible Preferred Stock from the books and records of the Company and all rights and privileges offered Tweedia as a holder of the Series A Shares were terminated.

               Financing Activities

During the quarter ended September 30, 1997 the Company completed no financings. However, on October 22, 1997 the Company completed the sale of 74 shares of its Series E Convertible Preferred Stock (the "Series E Stock" or "Series E Shares") for gross proceeds of $7,400,000.

The Series E Shares were sold pursuant to Reg. D at $100,000 per share and the holders of the Series E Stock have no rights to dividends. Conversion of the Series E Shares into Common Stock is based on the lower of (i) a 10% premium to the market price of the Company's Common Stock, as reported on the American Stock Exchange, at the time of closing or (ii) a discount to the lowest trade during the five (5) trading days prior to the conversion. The discount, which ranges from 15% to 20%, is based on the date of the shareholder's conversion of the Series E shares, with the discount increasing as the period the shares are held increases. The Conversion of the Series E Shares is restricted by certain "lock-up" agreements between the Company and the holders of the Series E Stock under which fifty shares of the Series E Shares may not be converted prior to March 2, 1998, and the remaining twenty four shares may not be converted prior to the first anniversary of the close of the offering. The Series E Shares are subject to options redemption by the Company for cash at any time at a redemption price per share euqal to $100,000 (the "Issue Price") multiplied by the sum of (i) one plus (ii) an amount equal to 8% of the Issue Price per annum for the period that has passed since the date of issuance of the Series E Shares (the "Premium") plus
(iii) the above-described discount then in effect. The Series E stock rank prior to the Company's Common Stock and on parity with the Company's Series C Preferred Stock and Series D Preferred Stock upon liquidation, dissolution or winding up of the Company. In the event of any of the foregoing, each share of Series E Stock shall be entitled to receive, after any distributions with respect to any then outstanding senior-ranking securities, an amount equal to the Issue Price plus the Premium.

In addition to the shares, warrants were issued to five of the Series E Investors to purchase 1,236,346 shares of the Company's Common Stock at a price equal to 120% of the market price of the Company's Common Stock at the time of closing based on the amount invested by the shareholders and the length of the "lock-up" agreed upon between the Company and certain investors. Holders of the Series E Shares also have a registration right requiring the Company to file a registration statement covering the Common Stock underlying the Series E Preferred Shares and related warrants with the SEC no later than March 2, 1998

Of the $7,400,000 gross proceeds from the sale of the Series E Shares, $3,000,000 was invested into the Broadband Network in Hebei Province, approximately $707,000 was distributed as fees and expenses to a placement agent for the offering, and the balance of approximately $3,693,000 will be maintained by the Company for working capital and possible investment in additional projects. The Company also issued warrants to purchase 326,171 shares of the Company's Common Stock to the Placement Agent as fees for services. These Warrants have an exercise price of $2.475 per share.

               Equity Issuances

The Company issued 10,000 shares of common stock to each of its four outside directors as compensation for services. The shares were issued on September 9, 1997 and had a combined value of $85,000, $84,960 of which was expensed as directors compensation. The Company also issued 8,500 shares of its Common Stock at the then current market price to its legal firm in lieu of $25,500 of legal billings, which was the then market value of the shares at the time of issuance. The Company further issued, pursuant to a settlement of claims, an additional 14,590 shares with a then market value of $41,458, which shares were classified as settlement expenses on the books of the Company. On August 8, 1997, the Company issued 1,570,998 shares of its Common Stock into escrow for Promethean Investment Group, LLC ("Promethean") pursuant to a Common Stock Investment Agreement entered into between the Company and Promethean. The shares will be issued to Promethean at such time as the Company draws on funds from Promethean pursuant to the Common Stock Investment Agreement.

Risk Factors

Some of the Company's agreements relating to Sino-foreign joint ventures that will engage in telecommunications business in the PRC are preliminary in nature and are subject to the receipt of significant approvals and permits from various governmental agencies in the PRC and, in certain cases, the execution of more definitive agreements. There can be no assurances that, in connection with those joint ventures that require more definitive agreements and further approvals, such definitive agreements will ever be consummated or that such approvals and permits will be obtained for the benefit of the Company.

The Company does not anticipate acquiring the necessary technical capability, personnel or resources to build, service or maintain a telecommunications network and instead plans to form alliances with strategic partners and/or technical partners rather than maintain a high internal cost structure. As a result, the consummation of all or any of the Company's proposed transactions may require the participation of additional third parties, other than PRC governmental agencies and NTTI, who may be investors in or independent contractors with any such proposed Sino-foreign joint ventures, for the purpose of building, servicing or maintaining any such telecommunications network. There can be no assurances that the Company will be able to obtain the requisite cooperation or participation of any such third parties with respect to the Company's proposed business operations. Further, certain of the Company's agreements will require significant financings necessary to fund the construction of such networks.

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

The Company's successful transition to profitable operations is dependent upon obtaining adequate financing to fund current operations, projects under agreement and the development of a market for the Company's products. The Company will continue to seek funds in the form of lines of credit and /or equity and debt securities from third party sources as well as from its existing stockholders.

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

In the event the Company fails to raise additional funds, and its Sino-foreign joint venture's telecommunications networks fail to generate revenues from operations, the Company may not be able to meet all of its obligations past March 31, 1999, based on its current operating expenditures. In the event the Company does not receive any such additional financing or generate profitable operations, management's options will be to suspend or discontinue its business activity in its present form.

                                       PART II

                                  OTHER INFORMATION

Item 1. Legal Proceedings.

Demand was made by the Company upon ANT for repayment of the $350,000 loaned by the Company to ANT. ANT failed to comply with that demand, and on July 25, 1997, the Company initiated an action in the Middlesex Superior Court, Cambridge, Massachusetts, against ANT and Andrew J. Rodriguez, the Chief Executive Officer of ANT and a guarantor of a portion of the loan, to recover the loaned funds. The Company is being represented by Messrs. Needham & Warren, 10 Liberty Square, Boston, Massachusetts, 02109.

Item 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibits.

                     3.  Certificate of Designations of Preferences  of
                          Series & Preferred Stock of Amtec, Inc.
                    27.  Financial Data Schedule

               (b)  Reports on Form 8-K.

                    The Company did not file any reports on Form 8-K during
                     the quarterly period ended September 30, 1997.

                                      SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 1997                AmTec, Inc.



                                             By: /s/ Joseph R. Wright, Jr.
                                                 -----------------------------
                                                 Joseph R. Wright, Jr.
                                                 Chief Executive Officer



                                             By: /s/ Albert G. Pastino
                                                 -----------------------------
                                                 Albert G. Pastino
                                                 Principal Financial and
                                                 Accounting Officer