Form 10-Q/A
period 1997-09-30
AMTEC INC
filed 1997-11-20
CIK 912890

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 10-Q/A



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

                                        PART I

                                FINANCIAL INFORMATION





PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                       Page No.
                                                                                    ---------
            Consolidated Balance Sheets as of September 30, 1997 and March
             31, 1997............................................................        4

            Consolidated Statement of Operations for the three and six months
             ended September 30, 1996 and 1997...................................        5

            Consolidated Statement of Cash Flows for the six months ended
             September 30, 1996 and 1997.........................................        6

            Notes to Consolidated Financial Statements...........................        7

Item 2.     Management's Discussion and Analysis of Financial Condition and
             Result of Operations................................................        9

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings....................................................       15

Item 2.     Changes in Securities................................................       15

Item 6.     Exhibits and Reports on Form 8-K.....................................       15

SIGNATURES.......................................................................       16



                                  AMTEC, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
AMTEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 AND MARCH 31, 1997



                                                                                       SEPT. 30       MARCH 31,
                                                                                         1997           1997
                                                                                     -------------  -------------
ASSETS:
  CURRENT ASSETS:
    Cash...........................................................................  $   6,661,743  $   5,390,871
    Accounts Receivable (Net)......................................................        100,000
    Prepaid expenses and other current assets......................................        605,632        182,090
                                                                                     -------------  -------------
      Total current assets.........................................................      7,367,375      5,572,961
                                                                                     -------------  -------------
                                                                                     -------------  -------------
  Property and equipment, net......................................................        498,913        518,020
  GSM Construction Costs...........................................................     27,953,130     22,017,869
  Office lease deposit.............................................................        112,521        111,500
  Deferred expenses................................................................         17,518          5,853
                                                                                     -------------  -------------
      Total assets.................................................................  $  35,949,457  $  28,226,203
                                                                                     -------------  -------------
                                                                                     -------------  -------------
LIABILITIES AND STOCKHOLDERS(1) EQUITY:
  CURRENT LIABILITIES:
    Accounts payable and accrued expenses..........................................  $     588,814  $     991,194
    Accrued interest...............................................................        841,568        780,902
    Loans payable--stockholders....................................................      2,413,553      2,413,553
    Current portion of Other Payables..............................................                       450,685
                                                                                     -------------  -------------
      Total current liabilities....................................................      3,843,935      4,636,334
                                                                                     -------------  -------------
  Loans payable....................................................................     17,959,342     11,956,486
  Other payables...................................................................     12,457,793     10,290,128
  Minority interest................................................................      1,147,496      1,987,167
                                                                                     -------------  -------------
STOCKHOLDERS(1) EQUITY/(DEFICIT):
  Series A Convertible Preferred Stock:
    $.001 par value, authorized 10,000,000 shares; 0 and 1,524,178 shares issued
      and outstanding in September 1997 and March 1997.............................                         1,524
  Series D Convertible Preferred Stock:
    $.001 par value, authorized 10,000,000 shares; 127 and 0 shares issued and
      outstanding in September 1997 and March 1997, respectively...................              1              1
  Series C Convertible Preferred Stock:
    $.001 par value, authorized 10,000,000 shares; 250 and 0 shares issued and
      outstanding in September 1997 and March 1997, respectively...................              1
  Common stock:....................................................................
    $.001 par value, authorized 100,000,000 shares; 33,143,966 and 31,257,921
      issued and outstanding in September 1997 and March 1997, respectively........         33,315         31,258
    Additional paid-in capital.....................................................     25,906,142     25,202,108
    Accumulated deficit............................................................    (23,492,115)   (20,592,536)
    Cumulative foreign currency exchange loss......................................                        (1,231)
    Non-refundable equipment purchase deposit......................................                    (4,572,536)
    Common Stock Investment Agreement--Subscription Receivable.....................     (2,385,953)
    Warrants.......................................................................        479,500        479,500
                                                                                     -------------  -------------
      Total stockholders(1) equity/(deficit).......................................        540,891        548,088
                                                                                     -------------  -------------
  Total Liabilities and Equity.....................................................  $  35,949,457  $  29,418,203
                                                                                     -------------  -------------
                                                                                     -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                                  AMTEC, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

AMTEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          SIX MONTHS ENDED SEPT 30      QUARTER ENDED SEPT 30
                                                         --------------------------  ----------------------------
                                                            1997          1996           1997           1996
                                                         -----------  -------------  -------------  -------------
REVENUE
    Net sales
EXPENSES
    Selling, general, and administrative...............    2,922,779      1,863,181        553,147  $   1,112,072
                                                         -----------  -------------  -------------  -------------
      Total expenses...................................    2,922,779      1,863,181        553,147      1,112,072
                                                         -----------  -------------  -------------  -------------
    Income/(Loss) from operations......................   (2,922,779)    (1,863,181)      (553,147)    (1,112,072)
                                                         -----------  -------------  -------------  -------------
OTHER INCOME (EXPENSE)
    Write off of investment............................      (87,441)                      (87,441)
    Interest expense...................................      (60,933)       (32,170)       (60,933)           289
    Other..............................................      (42,127)       (32,774)       (21,110)       (23,085)
    Income taxes.......................................                      (1,829)
                                                         -----------  -------------  -------------  -------------
INCOME/(LOSS) BEFORE MINORITY INTEREST.................   (3,113,280)    (1,929,954)      (722,631)    (1,134,868)
                                                         -----------  -------------  -------------  -------------
MINORITY INTEREST IN LOSS OF SUBSIDIARIES..............     (321,701)      (164,451)       476,721       (164,451)
PREFERRED STOCK DIVIDEND REQUIREMENT...................      108,000
                                                         -----------  -------------  -------------  -------------
NET INCOME/(LOSS)......................................   (2,899,579)   ($1,765,503)    (1,199,352) ($    970,417)
                                                         -----------  -------------  -------------  -------------
                                                         -----------  -------------  -------------  -------------
NET EARNINGS/(LOSS) PER SHARE..........................        (0.09)        ($0.06)         (0.04) ($       0.04)
                                                         -----------  -------------  -------------  -------------
                                                         -----------  -------------  -------------  -------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING............   31,701,320     28,450,896     32,119,009     28,464,659
                                                         -----------  -------------  -------------  -------------
                                                         -----------  -------------  -------------  -------------

The accompanying notes are an integral part of these financial statements.

                                  AMTEC, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

AMTEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            SIX MONTHS ENDED
                                                                                                SEPT 30,
                                                                                      ----------------------------
                                                                                          1997           1996
                                                                                      -------------  -------------
Cash flows from operating activities:
  Net loss..........................................................................  ($  2,899,579) ($  1,765,503)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Issuance of common stock for services...........................................        392,381        117,775
    Amortization of capitalized software development costs
    Depreciation....................................................................         55,234         12,283
    Loss from abandoned assets
    Gain from sale of assets
    Equity in losses of unconsolidated subsidiary
    (Increase) decrease in:
      Accounts receivable...........................................................       (100,000)       (24,960)
      Inventories
      Prepaid expenses and other current assets.....................................       (436,228)        52,598
      Other assets..................................................................                        (3,380)
    Increase (decrease) in:
      Accounts payable and accrued expenses.........................................       (402,380)       (35,643)
      Accrued interest..............................................................         60,666         64,919
      Minority interest.............................................................       (839,671)
                                                                                      -------------  -------------
        Net cash used in operating activities.......................................     (4,169,577)    (1,581,911)
                                                                                      -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of machinery and equipment...............................................        (36,126)        (6,157)
  Subsidiary cash acquired (Note 2).................................................                     7,719,703
  GSM construction costs and additional investments.................................     (4,743,261)
  Increase in capitalized computer software development costs
                                                                                      -------------  -------------
        Net cash Provided by/(used in) investing activities.........................     (4,779,387)     7,713,546
                                                                                      -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings........................................................................      7,719,836
  Increase in loans payable-stockholders, net.......................................                        50,000
  Receipt of common stock subscription receivable
  Sale of preferred stock...........................................................                     2,500,000
  Proceeds from sale of Series C Convertible Preferred Stock........................      2,500,000
  Sale of common stock
                                                                                      -------------  -------------
        Net cash provided by financing activities...................................     10,219,836      2,550,000
                                                                                      -------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................      1,270,872      8,681,635
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......................................      5,390,871        185,889
                                                                                      -------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD............................................      6,661,743  $   8,867,524
                                                                                      -------------  -------------
                                                                                      -------------  -------------

        The accompanying notes are an integral part of these financials.

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

As of November 19, 1997, construction of the first phase of the GSM Network had been financed with a $3 million equity investment from Hebei Equipment and NTTI, vendor financing guaranteed by NTTI and a $20 million Term Loan facility from Bank of Tokyo Mitsubishi also guaranteed by NTTI. Of these amounts, the Company has provided $1.17 million of equity funding to Hebei Engineering through the Company's investment in Hebei Equipment. At present, all funding required for completion of the first phase of construction to service 40,000 subscribers in ten cities has been obtained by Hebei Engineering.

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

Selling, general and administrative expenses increased from $1,863,181 during the six months ended September 30, 1996 to $2,922,779 during the six months ended September 30, 1997. The increase primarily related to the consolidation of approximately $585,000 of operating expenses of the Company's joint venture subsidiaries in the PRC. Further this increase reflects: (i) non-cash expenses in the amount of $250,000 related to the issuance of options to executives of the Company with an exercise price at a 9% discount to the market price of the Company's Common Stock at the time of issuance,
(ii) a $250,000 reserve established to offset a $350,000 loan to American Network Technologies, Inc., an unaffiliated entity, and (iii) increases in salary expenses related to an increased number of employees during the quarter ending September 30, 1997.

For the three months ending September 30, 1997 the Company's selling, general and administrative costs declined by $558,925 to $553,147 from the three months ending September 30, 1996. Management allocates certain expenditures to GSM construction costs and selling, general and administrative expenses. For the quarter ended September 30, 1997, management allocated $844,377 of expenditures previously charged to selling, general and administrative activity to GSM construction costs, thus resulting in the decrease of selling general and administrative costs for the quarter ending September 30, 1997 compared to the quarter ending September 30, 1996.

The Company's net loss increased from $1,765,503 during the six months ended September 30, 1996 to $2,889,579 during the six months ended September 30, 1997. The increase in net loss primarily relates to increases in subsidiary operations that were not offset through consolidation.

The Company's assets increased $7,723,254 during the first half of fiscal year 1998, from $28,226,203 to $35,949,457. This increase is principally the result of an increase in capitalized costs related to the construction of the GSM network being built by the Company's joint ventures in Hebei Province, PRC, which the Company reports through consolidation.

Liquidity and Capital Resources

The Company has financed its current activities primarily through equity investments since the Company does not yet have cash flow from operations to support existing business operations due to the early stage of the Company's joint venture projects.

The Company generated no sales during the quarter ended September 30, 1997. Further, the Company generated an operating loss of $2,922,779 and a net loss of $2,899,579 during the six months then ended. While the Company expects to achieve profitable operations within several years, there can be no assurances that the Company will ever achieve profitable operations.

During the six months ended September 30, 1997, the Company used $4,169,577 of cash in its operating activities, primarily the result of the net loss of $2,889,579. Further, the Company used $4,779,387 of cash from investing activities during this period. During the period ending September 30, 1997, the Company gained $10,219,836 in its financing activities. This increase of cash was the result of an increase in borrowings of $7,719,836 and proceeds of $2,500,000 from the sale of the Company's Series C Convertible Preferred Stock in June 1997. Subsequently, the Company has raised $7,400,000 through the sale of its Series E Convertible Preferred Stock in October 1997, which is not included in the financial statements for the quarter ended September 30, 1997.

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

               Financing Activities

During the quarter ended September 30, 1997, the Company completed no financings. However, on October 22, 1997 the Company completed the sale of 74 shares of its Series E Convertible Preferred Stock (the "Series E Stock" or "Series E Shares") for gross proceeds of $7,400,000.

The Series E Shares were sold pursuant to Reg. D at $100,000 per share and the holders of the Series E Stock have no rights to dividends. Conversion of the Series E Shares into Common Stock is based on the lower of (i) a 10% premium to the market price of the Company's Common Stock, as reported on the American Stock Exchange, at the time of closing or (ii) a discount to the lowest trade during the five (5) trading days prior to the conversion. The discount (the "Discount"), which ranges from 15% to 20%, is based on the date of the shareholder's conversion of the Series E shares, with the discount increasing as the period the shares are held increases. The Conversion of the Series E Shares is restricted by certain "lock-up" agreements between the Company and the holders of the Series E Stock under which fifty shares of the Series E Shares may not be converted prior to March 2, 1998, and the remaining twenty four shares may not be converted prior to the first anniversary of the close of the offering. The Series E Shares are subject to optional redemption by the Company for cash at any time at a redemption price per share equal to $100,000 (the "Issue Price") multiplied by the sum of (i) one plus (ii) an amount equal to 8% of the Issue Price per annum for the period that has passed since the date of issuance of the Series E Shares (the "Premium") plus
(iii) the Discount then in effect. The Series E stock ranks prior to the Company's Common Stock and on parity with the Company's Series C Preferred Stock and Series D Preferred Stock upon liquidation, dissolution or winding up of the Company. In the event of any of the foregoing, each share of Series E Stock shall be entitled to receive, after any distributions with respect to any then outstanding senior-ranking securities, an amount equal to the Issue Price plus the Premium.

In addition to the shares, warrants were issued to five of the Series E Investors to purchase 1,236,346 shares of the Company's Common Stock at a price equal to 120% of the market price of the Company's Common Stock at the time of closing based on the amount invested by the shareholders and the length of the "lock-up" agreed upon between the Company and certain investors. Holders of the Series E Shares also have a registration right requiring the Company to file a registration statement covering the Common Stock underlying the Series E Preferred Shares and related warrants with the SEC no later than March 2, 1998.

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

                                       PART II

                                  OTHER INFORMATION


Item 1. Legal Proceedings.

Demand was made by the Company upon American Network Technologies, Inc. ("ANT") for repayment of the $350,000 loaned by the Company to ANT. ANT failed to comply with that demand, and on July 25, 1997, the Company initiated an action in the Middlesex Superior Court, Cambridge, Massachusetts, against ANT and Andrew J. Rodriguez, the Chief Executive Officer of ANT and a guarantor of a portion of the loan, to recover the loaned funds.

Item 2.     Changes in Securities

Pursuant to a Common Stock Investment Agreement dated as of March 31, 1997 the (the "Common Stock Investment Agreement") with Promethean Investment Group L.L.C. ("Promethean"), on August 8, 1997, the Company issued into escrow for Promethean 1,570,998 shares of common stock (the "Escrow Shares"). The shares are to be sold to Promethean, within two years following the effective date of a registration statement covering the resale of such shares, at a 10% discount to market price, in connection with $10 million of equity funding to be provided to the Company by Promethean pursuant to the Common Stock Investment Agreement. No such funding has yet been provided to the Company by Promethean and none of the Escrow Shares have yet been sold to Promethean. The Company believes that the issuance of the Escrow Shares qualifies as a transaction by an issuer not involving a public offering within the meaning of Section 4(2) of the Securities Act of 1993, as amended.

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

Dated: November 20, 1997                AmTec, Inc.


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