Form 10-Q
period 1997-12-31
AMTEC INC
filed 1998-02-17
CIK 912890

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                     FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 31, 1997       .
                               -----------------------------


                        Commission File Number: 0-22520    .
                                                ------------

                                    AMTEC, INC.
         ------------------------------------------------------------------
               (Exact name of Registrant as specified in its charter)



           Delaware                                52-1989122.
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

                          599 Lexington Avenue, 44th Floor
                             New York, New York 10022.
                      ----------------------------------------
                      (Address of principal executive offices)

                                    (212) 319-9160
                           -------------------------------
                           (Registrant's telephone number)


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No
    -----         -----



      Class                                 Outstanding as of  February 17, 1998
---------------------------------------     ------------------------------------
Common Stock, par value $.001 per share                  25,786,576

        Transitional Small Business Format (Check one): Yes       No   X  .
                                                            -----    -----

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

                                       PART I

                               FINANCIAL INFORMATION

Item 1.   Financial Statements


AMTEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND MARCH 31, 1997
--------------------------------------------------------------------------------
                                                   DEC. 31           MARCH 31,
                                                    1997               1997

ASSETS:
 CURRENT ASSETS:
  Cash                                           $12,976,000        $ 5,390,871
  Accounts receivable                                116,215
  Prepaid expenses and other current assets          165,973            182,090
                                                 -----------        -----------
      Total current assets                        13,258,187          5,572,961

 Property and equipment, net                         543,119            518,020
 GSM construction costs                           31,119,574         22,017,869
 Additional investment in joint venture                 -             1,192,000
 Office lease deposit                                112,526            111,500
 Deferred expenses                                      -                 5,853
                                                 -----------        -----------

      Total assets (Note 3)                      $45,033,406        $29,418,203
                                                 ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
 CURRENT LIABILITIES:
  Accounts payable and accrued expenses             $484,539        $   991,194
  Accrued interest                                   874,028            780,902
  Loans payable - stockholders                     2,413,553          2,413,553
  Other payables                                  11,678,182            450,685
                                                 -----------        -----------
      Total current liabilities                   15,450,303          4,636,334

 Loans payable                                    22,649,909         11,956,486
 Other payables                                    1,487,615         10,290,128
 Minority interest                                 1,967,085          1,987,167
                                                 -----------        -----------
      Total Liabilities (Note 4)                  41,554,913         28,870,115
                                                 -----------        -----------

STOCKHOLDERS' EQUITY/(DEFICIT):
Preferred Stock, $.001 par value, authorized
 10,000,000 shares Series A Convertible
  Preferred Stock: $.001 par value, authorized
   1,524,178 shares; 0 and 1,524,178 shares
    issued and outstanding in 1997 and 1996             -                 1,524

 Series D Convertible Preferred Stock:
  $.001 par value, authorized 150 shares; 0
   and 150 shares issued and outstanding in
    1997 and 1996, respectively.                        -                     1

 Series C Convertible Preferred Stock:
  $.001 par value, authorized 250 shares; 247
   and 0 shares issued and outstanding in 1997
    and 1996, respectively.                             -                  -

 Series E Convertible Preferred Stock:
  $.001 par value, authorized 74 shares; 74 and
   0 shares issued and outstanding in 1997 and
    1996, respectively.                                    1               -

Common stock:  $.001 par value, authorized
 100,000,000 shares; 21,980,877 and 28,436,952
  issued and outstanding in 1997 and 1996,
   respectively                                       19,549             31,258

 Additional paid-in capital (Note 5)              29,049,109         25,202,108
 Accumulated deficit                             (24,520,400)       (20,592,536)
 Cumulative foreign currency exchange loss              (953)            (1,231)
 Non-refundable equipment purchase deposit              -            (4,572,536)
 Common Stock Investment Agreement -
  Subscription Receivable                         (1,548,313)
 Warrants                                            479,500            479,500
                                                 -----------        -----------
      Total stockholders' equity (Note 5)          3,478,493            548,088
                                                 -----------        -----------
 Total Liabilities and Equity                    $45,033,406        $29,418,203
                                                 ===========        ===========


   The accompanying notes are an integral part of these financial statements.


AMTEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------

                                            Nine months ended Dec. 31,      Quarter ended Dec. 31,
                                            1997           1996           1997            1996

Net sales                                   $     -        $     -        $     -        $     -
                                            -----------    -----------    -----------    -----------

Expenses:
 Cost of sales
 Selling, general and administrative          3,672,582      2,863,128      1,207,104        999,947
                                            -----------    -----------    -----------    -----------


       Total expenses                         3,672,582      2,863,128      1,207,104        999,947
                                            -----------    -----------    -----------    -----------

Loss from operations                         (3,672,582)    (2,863,128)    (1,207,104)      (999,947)
                                            -----------    -----------    -----------    -----------

Other income (expense):
 Interest expense                               (93,587)      (535,523)       (32,654)      (503,353)
 Exchange loss
 Other - net                                     11,866       (147,835)        53,993       (115,061)
 Income Taxes                                     -             (2,629)         -               (800)
                                            -----------    -----------    -----------    -----------

Loss before minority interest               $(3,754,303)   $(3,549,115)   $(1,185,765)   $(1,619,161)
                                            -----------    -----------    -----------    -----------

Minority interest in loss of subsidiaries        49,330       587,812         272,371        423,361
                                            -----------    -----------    -----------    -----------
Net Loss                                    $(3,704,973)   $(2,961,303)   $  (913,394)   $(1,195,800)

Dividend on Preferred stock                     222,891          -            114,891          -
                                            -----------    -----------    -----------    -----------

Net loss attributable to common
 shareholders                               $(3,927,864)   $(2,961,303)   $(1,028,285)   $(1,195,800)
                                            ===========    ===========    ===========    ===========

Net loss attributable to common
 shareholders                               $     (0.13)   $     (0.10)   $     (0.04)   $     (0.04)
                                            ===========    ===========    ===========    ===========

Weighted average common
 shares outstanding                          30,728,346     28,779,625     29,210,664     29,433,510
                                            ===========    ===========    ===========    ===========


     The accompanying notes are an integral part of these financial statements.


AMTEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------

                                                                Nine months ended
                                                                    Dec. 31,
                                                               1997           1996
                                                           ------------   ------------

Cash flows form operating activities:
 Net loss                                                  $(3,704,973)   $(2,961,303)

 Adjustments to reconcile net loss to net cash used in operating activities:

  Depreciation                                                  58,072         14,312
  Issuance of common stock and options for
   compensation, directors' fees and services rendered         392,381        180,862
  (Increase) decrease in:
   Accounts receivable                                        (116,215)   (16,811,203)
   Prepaid expenses and other current assets                    16,117      1,635,322
   Other assets                                                  4,827         74,164
  Increase (decrease) in:
   Accounts payable and accrued expenses                      (506,655)    10,053,224
   Accrued interest                                             93,126        600,033
   Minority interest                                           (20,082)         -
                                                           -----------    -----------

     Net cash used in operating activities                  (3,783,401)    (7,214,589)
                                                           -----------    -----------

Cash flows from investing activities:
 Purchase of property and equipment                            (83,171)      (115,622)
 Subsidiary cash acquired                                        -          7,719,703
 Investment in Netmatics                                         -            (60,281)
 Timing reversal of investment in joint venture (Note 3)     1,192,000          -
 GSM construction costs and additional investments
  (Note 3)                                                  (9,101,705)         -
                                                           -----------    -----------

     Net cash used in investing activities                  (7,992,876)     7,543,800
                                                           -----------    -----------

Cash flows from financing activities:
 Borrowings (Note 4)                                       $10,392,983
 Preferred Stock Dividend                                     (222,891)
 Increase in loans payable-stockholders, net                     -          1,011,472
 Sale of preferred stock-net (Note 5)                        6,691,035      2,500,000
 Proceeds from sale of Series C Convertible Preferred
  Stock (Note 5)                                             2,500,000
 Sale of Common Stock                                            -          2,248,107
 Foreign Exchange Loss                                             278         (3,007)
                                                           -----------    -----------

     Net cash provided by financing activities              19,361,405      5,756,572
                                                           -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         7,585,129      6,085,783

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               5,390,871        185,889
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $12,976,000    $ 6,271,672
                                                           ===========    ===========



     The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The condensed consolidated financial statements at December 31, 1997 and for the nine months and three months then ended are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. All of the adjustments are of a normal recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations, contained in the Annual Report on Form 10-KSB filed by the Company on July 15, 1997. The results of operations for the nine months ended December 31, 1997 are not necessarily indicative of the results for the entire year ending March 31, 1998.

     BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which are based on continuation of the Company as a going concern. Realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's existing projects developing profitable operations. Since January 1996, the Company has focused its business on establishing Sino-foreign joint ventures ("SFJVs") to develop telecommunications networks in the People's Republic of China ("PRC") which do not yet generate revenues.


NOTE 2 - PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the Company, its 60.8% owned subsidiary Hebei United Telecommunications Equipment Co., Ltd. ("Hebei Equipment") (a limited life Sino-foreign joint venture) and subsidiary, and the Company's wholly owned subsidiary, ITV Communications, Inc. All significant intercompany accounts and transactions are eliminated in consolidation. Hebei Equipment owns 51% of Hebei United
     Telecommunications Engineering Company, Ltd. ("Hebei Engineering"). Included in the consolidated financial statements are the financial statements of the Company for the nine months ended December 31, 1997 and the financial statements of its joint venture subsidiaries for the nine months ended September 30, 1997.


NOTE 3 - ASSETS

     The accompanying consolidated balance sheet as of December 31, 1997 is comprised of current assets of $13.3 million, fixed assets of $31.6 million and other assets of $0.1 million. Of the $13 million of cash included in current assets, $6.2 million is on deposit in an account maintained by one of the Company's subsidiaries and will be used as part of the funding required for the build out of the Company's cellular telephone network in China. The remaining $6.8 million is available for general operating and investment purposes. Fixed assets are comprised primarily of assets related to the Company's cellular telephone network in China, while other assets relate to the activities of the Company and its subsidiaries.

     The cash position of the Company at the parent level could support operations of the Company through December 31, 1999.

NOTE 4 - LIABILITIES

     The consolidated balance sheet includes total liabilities of approximately $41.6 million. Of this amount, approximately $38.4 million are liabilities of AmTec's subsidiaries, with no recourse to AmTec, including $2,327,553 of shareholder loans and interest expense associated with such debt in the amount of $93,587 for the nine months ending December 31, 1997. The Company has also established a $2.6 million reserve for potential liabilities in connection with certain securities cancelled. The increase in consolidated liabilities primarily relates to project financing of the Hebei GSM Network. The increase in current other payables is primarily a result of the certain notes payable related to the construction of the GSM network becoming due.

     AmTec's direct liabilities amount to approximately $0.6 million.

NOTE 5 - CHANGES TO EQUITY

     Stockholders' Equity increased $2,930,405 from $548,088 on March 31, 1997 to $3,478,493 on December 31, 1997, primarily reflecting increases in additional paid in capital associated with $9.9 million raised by the Company through the sale of its Series C and E Convertible Preferred Stock. This also reflects (i) the cancellation of the Company's Series A Convertible Preferred Stock, and a related reduction in paid in capital of approximately $4.6 million; (ii) an increase in subscription receivables of approximately $1.5 million related to a Common Stock Investment Agreement with Promethean Investment Group, L.L.C.; and (iii) a decrease in additional paid in capital of $2.6 million related to the cancellation of certain shares.

     During the quarter ending December 31, 1997, the Company issued seventy four shares of its Series E Convertible Preferred Stock for gross proceeds of $7,400,000. Of the total gross proceeds, $6,692,000 was allotted to additional paid in capital and approximately $707,000 was paid as financing fees related to the sale of the shares. During the quarter ended December 31, 1997, the Company also (i) reduced its outstanding Common Stock to 20,790,361 shares as a result of cancelling 12,727,909 shares of its common stock related to unfulfilled agreements related to the purchase of the shares; as a result, the Company reduced its additional paid in capital by $2,600,000, (ii) cancelled 551,533 shares of its common stock issued to an escrow account associated with a subscription receivable, resulting in a reduction to the subscription receivable of $837,640 and
     (iii) issued 10,000 shares of its Common Stock upon the exercise of certain employee options with an exercise price of $0.35 per share.


NOTE 6 - SUBSEQUENT EVENTS

     On January 16, 1998, the Company redeemed 31 shares of its outstanding Series C Convertible Preferred Stock (the "Series C Shares") from certain holders of the Series C Shares, at a total cost of $406,100, which included accrued dividends and a premium of 25% to the principal plus dividends, the redemption value ("Redemption Value") established in the Series C Convertible Preferred Stock's Certificate of Designation and Rights of Preferences. Pursuant to the Company's Certificate of Incorporation, as amended, such shares have been retired and returned to the status of authorized, but unissued shares of undesignated preferred stock.

     On February 12, 1998, PRC governmental approval for the transfer to the Company of an additional 9.2% interest in Hebei Equipment was obtained, thus increasing the Company's equity interest in Hebei Equipment to 70%.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," in September 1997. The Company believes these statements will not have a material impact on the Consolidated Financial Statements of the Company when adopted in fiscal 1999.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

AmTec, Inc. (the "Company") develops and finances communications networks in the People's Republic of China ("PRC"). The Company has interests in assets of a digital cellular telephone network and a multimedia network, both in the northern province of Hebei, PRC. The Company holds these interests through Sino-foreign joint ventures, and each of the Company's joint ventures, Hebei United Communications Equipment Company Limited ("Hebei Equipment") and Hebei United Telecommunications Engineering Company Limited ("Hebei Engineering"), is organized under the laws of the PRC as a Sino-foreign equity joint venture enterprise, a distinct legal entity with limited liability. These entities are governed by the Law of the People's Republic of China on Joint Ventures Using Chinese and Foreign Investments, and implementing regulations related thereto.

The parties to the joint ventures have contractual rights to the financial returns of the joint venture in proportion to the joint venture interests that they hold.

Joint Ventures in Hebei Province

In March 1996, the Company decided to focus its efforts to develop telecommunications networks in China's Hebei Province, with a population of 64 million people, surrounding Beijing, and formed a joint venture with a 60.8% equity interest in Hebei Equipment. On April 15, 1997, all PRC governmental approvals were finalized for the conversion of Hebei Equipment to a Sino-foreign joint venture company. At the time of the Company's acquisition of the majority stake in Hebei Equipment, Hebei United Telecommunications Development Co. ("Hebei Development") held a 30% ownership interest in Hebei Equipment and another PRC entity held subscription rights to a 9.2% ownership interest in Hebei Equipment. On April 22, 1997, the Board of Directors of Hebei Equipment resolved to terminate the other PRC entity's ownership participation in Hebei Equipment, and, on October 9, 1997, the Company and Hebei Development agreed to transfer this ownership interest to the Company. PRC governmental approvals for the transfer were obtained on February 12, 1998, thus increasing the Company's equity interest in Hebei Equipment to 70%.

The Company, through Hebei Equipment, is currently involved in the development of two communications networks in Hebei Province: a digital cellular telephone network (the "GSM Network") and a province-wide multimedia network (the "Hebei Multimedia Network"). The GSM Network is being constructed by Hebei Engineering, a 51%-owned subsidiary of Hebei Equipment that is 49%-owned by Nippon Telegraph and Telephone International ("NTTI"), a subsidiary of Nippon Telegraph & Telephone Corporation, and Itochu, a Japanese Corporation. The Hebei Multimedia Network will link existing cable television systems in Hebei Province and is currently under construction.

The Company expects its joint venture subsidiaries to report revenues from the GSM network during the second half of fiscal year 1998.

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

Under the UNICOM Agreement, the GSM Network will provide cellular telephone service, using the Global Service for Mobile ("GSM") telecommunications technology, in the ten major cities of Hebei Province, which have a total population, including surrounding metropolitan areas, of approximately 50 million, or approximately 78% of Hebei Province's total population of approximately 64 million. In the first phase of construction, the GSM Network will be built in 7 major cities, and have a subscriber capacity of 40,000. In the second phase of construction, the GSM Network will be built in the remaining three major cities of Hebei Province, thereby expanding the total network capacity to 70,000. Based on market demand, management believes the capacity of the GSM Network may be expanded in the future beyond 70,000 subscribers. In February 1997, the GSM Network commenced commercial operations in Shijiazhuang, the capital of Hebei Province.

Construction of the first phase of the GSM Network had been financed with a $3 million equity investment from Hebei Equipment and NTTI, and vendor financing guaranteed by NTTI and a $20 million Term Loan facility from Bank of Tokyo Mitsubishi guaranteed by NTTI. This financing is non-recourse to Hebei Equipment and the Company. Of these amounts, the Company had provided $1.17 million of equity funding to Hebei Engineering through the Company's investment in Hebei Equipment.

At present, all funding commitments required for completion of the first phase of construction have been obtained by Hebei Engineering.

THE HEBEI MULTIMEDIA NETWORK

On April 8, 1997, Hebei Equipment entered into a 20-year agreement (the "Hebei Multimedia Agreement") with Hebei Cable Television Station, the exclusive operator of the province-wide network for cable television service in Hebei Province and a wholly-owned subsidiary of the regulator of cable television service in Hebei Province to (i) finance construction of the only fiber-optic and microwave network to connect the existing cable television systems in the eleven major cities in Hebei Province and (ii) hold the option to upgrade and expand the network. Under the Hebei Multimedia Agreement, Hebei Equipment will provide operating personnel and assistance to Hebei Cable Television Station and, over the life of the contract, will sell ownership in the assets of the Hebei Multimedia Network to Hebei Cable Television Station in exchange for contractually agreed upon percentages of cash flow generated by Hebei Cable Television Station from operation of the Hebei Multimedia Network. Until Hebei Equipment has recovered its investment, Hebei Equipment will receive cash payments equivalent to 80% of depreciation of fixed assets and 80% of net income generated by Hebei Cable Television Station from operation of the Hebei Multimedia Network. Thereafter, for the balance of 20 years from the commencement date of formal commercial operations, Hebei Equipment will receive 30% of depreciation of fixed assets and 30% of net income generated by Hebei Cable Television Station from operation of the Hebei Multimedia Network. Hebei Cable Television Station is a subsidiary enterprise of the Hebei Radio and Television Department, under the jurisdiction of the Ministry of Radio, Film and Television in the PRC.

The current funding requirement for the Hebei Multimedia Network is estimated at approximately $13 million to link cable systems in the eleven largest cities in Hebei Province. The Company anticipates that the required funding will be provided through equity, vendor and/or debt financing.

RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED DECEMBER 31, 1997 AS COMPARED TO THE NINE AND THREE MONTHS ENDED DECEMBER 31, 1996.

Stockholders' Equity increased $2,930,405 from $548,088 on March 31, 1997 to $3,478,493 on December 31, 1997, primarily due to increases in additional paid in capital associated with $9.9 million raised by the Company through the sale of its Series C and E Convertible Preferred Stock. This also reflects (i) the cancellation of the Company's Series A Convertible Preferred Stock, and a related reduction in paid in capital of approximately $4.6 million; (ii) an increase in subscription receivables of approximately $1.5 million related to a Common Stock Investment Agreement; and (iii) a decrease in additional paid in capital of $2.6 million related to the cancellation of certain shares.

The Company reported assets of $45,033,406 at December 31, 1997, an increase of 53% or $15,615,204 from March 31, 1997. This increase primarily related to an increase of $7,585,129 in cash and an increase in capitalized costs of $9,101,705 related to the construction of the GSM network being built by the Company's joint ventures in Hebei Province, PRC. Further, the Company had reported an additional investment of $1,192,000 at March 31, 1997 which was reclassified though consolidation of the Company's financial statements at December 31, 1997 and those of its Chinese subsidiaries at September 30, 1997.

The consolidated balance sheet of the Company includes total liabilities of approximately $41.6 million. Of this amount, approximately $38.4 million are liabilities of AmTec's subsidiaries, with no recourse to AmTec, including $2,327,553 of shareholder loans and interest expense associated with such debt in the amount of $93,587 for the nine months ending December 31, 1997. The Company has also established a $2.6 million reserve for potential liabilities in connection with certain securities cancelled. AmTec's direct liabilities amount to approximately $0.6 million. The increase in consolidated liabilities primarily relates to project financing of the Hebei GSM Network.

As expected by management, due to the early stage of development of the GSM Network and the Multimedia Network, the Company reported no revenues during either the three or nine months ended December 31, 1996 or 1997.

The Company's net loss increased from $2,961,303 during the nine months ended December 31, 1996 to $3,704,973 during the nine months ended December 31, 1997 primarily because selling, general and administrative expenses increased from approximately $2.9 million to approximately $3.7 during the same period. The increase primarily related to an increase of operating expenses incurred by the Company's operating Chinese subsidiary related to the build out of the Hebei GSM Network. Further, this increase reflects: (i) a $250,000 bad debt allowance established to offset a $350,000 loan to an unaffiliated entity and (ii) increases in administrative expenses to support the expanding business operations of the Company during the period ending December 31, 1997.

For the three months ending December 31, 1997 the Company's selling, general and administrative costs were $1.2 million, which represented an increase of $207,157 from the three months ended December 31, 1996. This increase was a result of increased operations related to the buildout of the Hebei GSM Network and associated increases in personnel related expenses at the parent company.

LIQUIDITY AND CAPITAL RESOURCES

Because of the development stage of the Hebei GSM Network and the Hebei Multimedia Network, the Company generated no revenues during the nine months ended December 31, 1997, and generated an operating loss of $3,672,582 and a net loss of $3,704,973 during this period. While the Company expects to achieve profitable operations within several years, there can be no assurances that the Company will achieve this goal. As a result, the Company has financed its current activities through private equity placements.

During the nine months ended December 31, 1997, the Company used $3,783,401 of cash in its operating activities, primarily the result of the net loss of $3,704,973. Further, the Company used $7,992,875 of cash primarily for the acquisition of fixed assets in the build-out of the Hebei GSM Network.
During the period ending December 31, 1997, the Company gained $19,361,405 in its financing activities. This increase in cash was the result of an increase in borrowings related to project financing by Hebei Engineering of $10,392,983, increases in non-cash accrued preferred stock dividends of $222,891 and proceeds of $9,900,000 from the sale of the Company's Series C Convertible Preferred Stock in June 1997 and the sale of its Series E Convertible Preferred Stock in October 1997.

The cash position at the parent level of $6.8 million could support operations of the Company though December 31, 1999.

Cancellation of Certain Shares of Common Stock

As reported by the Company in its Current Report on Form 8-K filed on December 17, 1997, on December 8, 1997, the Company cancelled 12,727,909 shares of Common Stock of the Company and options to purchase 318,182 shares of the Company's Common Stock which were issued to Tweedia International, Ltd. ("Tweedia") pursuant to a Stock Purchase Agreement between Tweedia and the Company's predecessor, ITV Communications, Inc. ("ITV"), a private California corporation. Upon the Company's recent review of the facts and circumstances surrounding the purchase of the Tweedia shares and options, it was determined that the full purchase price for the shares was never paid . On December 8, 1997, the Company served notice to Tweedia that its shares and options were cancelled on the books and records of the Company, and that Tweedia had no further rights or privileges as a holder of said shares and options apart from a right to return of the cash portion of the consideration originally paid ($2,600,000), subject to such claims and offsets to which the Company may be entitled, upon the return by Tweedia to the Company of the certificate evidencing those shares and presentation of legal documentation sufficient to establishing its authority. Although the Company believes that its cancellation of the shares of Common Stock and options held by Tweedia is justified and appropriate, there can be no assurances that Tweedia will not object to such cancellation or attempt to reverse such cancellation.

     The 12,727,909 shares of Common Stock cancelled on the books and records of the Company represented approximately thirty-eight percent of the total number of shares of Common Stock of the Company issued and outstanding prior to the cancellation of such shares. As a result of the share cancellation, the Company's paid in capital was reduced by $2,600,000, and its contingent liabilities were increased by $2,600,000, pending the return of the share certificate evidencing the cancelled shares. The contingent liability is subject to claims and offsets to which the Company may be entitled.

     Further, the Company reduced the number of shares issued to Promethean Investment Group, LLC ("Promethean"), which are held in escrow pursuant to the terms of a Common Stock Investment Agreement (the "Common Stock Investment Agreement") entered into between the Company and Promethean on March 31, 1997. The number of shares was reduced by 551,533, from 1,570,998 to 1,019,465, pursuant to the Common Stock Investment Agreement.

Financing Activities

On October 22, 1997 the Company completed the sale of 74 shares of its Series E Convertible Preferred Stock (the "Series E Stock" or "Series E Shares") for gross proceeds of $7,400,000. For a more detailed discussion of the sale of the Company's Series Shares, please see Part II, Item 2, "Changes in Securities and Use of Proceeds."

Equity Issuances

The Company issued 10,000 shares of common stock to a former employee of the Company, upon the exercise of an option issued to the individual pursuant to the Company's 1996 Stock Option Plan. The option had an exercise price of $0.35 per share. The Company also issued 2,043,693 shares of its Common Stock during its third quarter upon conversion of 127.5 shares of the Company's Series D Convertible Preferred Shares (the "Series D Shares") by the holders of the Series D Shares. Further, during its third quarter, the Company issued 62,670 shares of its Common Stock upon conversion of 3 shares of its Series C Convertible Preferred Stock (the "C Shares") by certain holders of the C Shares.

                                      PART II

                                 OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

On October 22, 1997 the Company completed the sale of 74 shares of its Series E Convertible Preferred Stock (the "Series E Stock" or "Series E Shares") for gross proceeds of $7,400,000.

The Series E Shares were sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, at $100,000 per share and the holders of the Series E Stock have no rights to cash dividends. The Series E Shares pay an 8% in kind dividend. Conversion of the Series E Shares into Common Stock is based on the lower of (i) a 10% premium to the market price of the Company's Common Stock, as reported on the American Stock Exchange, at the time of closing or (ii) a discount to the lowest trade during the five (5) trading days prior to the conversion. The discount, which ranges from 15% to 20%, is based on the date of the shareholder's conversion of the Series E shares, with the discount increasing as the period the shares are held increases. The Conversion of the Series E Shares is restricted by certain "lock-up" agreements between the Company and the holders of the Series E Stock by which fifty shares of the Series E Shares may not be converted prior to March 2, 1998, and the remaining twenty four shares may not be converted prior to the first anniversary of the close of the offering. In addition to the shares, warrants were issued to five of the Series E Investors to purchase up to 1,236,346 shares of the Company's Common Stock at a price equal to 120% of the market price of the Company's Common Stock at the time of closing based on the amount invested by the shareholders and the length of the "lock-up" agreed upon between the Company and certain investors. Holders of the Series E Shares also have a registration right requiring the Company to file a registration statement covering the Common Stock underlying the Series E Preferred Shares and related warrants with the SEC no later than March 2, 1998.

The Company also issued warrants to purchase 326,171 shares of the Company's Common Stock to the Placement Agent as fees for services. These Warrants have an exercise price of $2.475 per share.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on October 17, 1997. At the Company's Annual Meeting of Shareholders, the Company's stockholders met to consider and vote upon the following two proposals:

     (1) A proposal to elect seven Directors of the Company, each to hold office until his successor is elected and qualified or until his death, resignation or removal.

     (1) A proposal to ratify the appointment of Deloitte & Touche, LLP as the Company's independent auditors for the fiscal year ending March 31, 1998.

Results with respect to the voting on each of the above proposals were as follows:

     Proposal 1:    Richard S. Braddock

               FOR-16,650,841      WITHHOLD AUTHORITY-18,000

               Drew Lewis

               FOR-16,603,174      WITHHOLD AUTHORITY-65,667

               Liang Jiangli

               FOR-16,650,841      WITHHOLD AUTHORITY-18,000

               James R. Lilley

               FOR-16,649,841      WITHHOLD AUTHORITY-19,000

               Richard T. McNamar

               FOR-16,604,174      WITHHOLD AUTHORITY-64,667

               Michael H. Wilson

               FOR-16,650,841      WITHHOLD AUTHORITY-18,000

               Joseph R. Wright, Jr.

               FOR-16,649,841      WITHHOLD AUTHORITY-19,000

     Proposal 2:    16,523,188     Votes For
                         6,400     Votes Against
                       139,253     Abstentions
                             0     Broker Non-Votes


Item 6.   Exhibits and Reports on Form 8-K

     (a)  EXHIBITS.

     10.1 Employment Agreement between the Company and Albert G. Pastino, dated October 16, 1997.

     10.2 Employment Agreement between the Company and James F. O'Brien, dated October 16, 1997.

     27.  Financial Data Schedule

     (b)  REPORTS ON FORM 8-K.

          Current Report on Form 8-K dated December 8, 1997, as filed with the Commission on December 17, 1997.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: February 17, 1998                AmTec, Inc.


                                        By: /s/ Joseph R. Wright, Jr.
                                            ------------------------------------
                                            Joseph R. Wright, Jr.
                                            Chief Executive Officer





                                        By: /s/ Albert G. Pastino
                                            ------------------------------------
                                            Albert G. Pastino
                                            Principal Financial and
                                            Accounting Officer