Form 10-K
period 1998-03-31
AMTEC INC
filed 1998-06-30
CIK 912890

THIS DOCUMENT IS A COPY OF THE ANNUAL REPORT ON FORM 10-K FILED ON JUNE 30TH,
         1998 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.


                               UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1998.
                                                or

               [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                       TRANSITION PERIOD FROM ____________ TO ____________.

                                  Commission file number 0-22520

                                AMTEC, INC.
           (Exact name of registrant as specified in its charter)

                Delaware                                 52-1989122
         (State or Other Jurisdiction of               (I.R.S. Employer
         Incorporation or Organization)                Identification No.)

                   599 Lexington Avenue, 44th Floor, New
                      York, New York 10022 (Address of
              principal executive offices, including zip code)

                                212-319-9160
            (Registrant's telephone number, including area code)

       Securities registered under Section 12(b) of the Exchange Act:

          Title of Each                               Name of Each Exchange
       Class so Registered                            On Which Registered

   Common Stock, $0.001 par value per share         American Stock Exchange


       Securities registered under Section 12(g) of the Exchange Act:


Indicate by check mark whether the registrant: (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The issuer's revenues for the fiscal year ended March 31, 1998 were $216,348.

The number of shares outstanding of the registrant's common stock as of June 26, 1998 was 26,998,076 shares. The aggregate market value of the common stock (26,346,996 shares) held by non-affiliates, based on the closing price ($1.3125) of the common stock as of June 26, 1998 was approximately $34.6 million.


Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995.

          Except for the historical information contained herein, the matters discussed in this Annual Report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental, international and technological factors affecting the Company's revenues, joint ventures, operations, markets and prices, and other factors discussed in this Annual Report.


                                   PART I

ITEM 1. BUSINESS

AmTec, Inc. ("AmTec" or "the Company") is a telecommunications company with operations in the People's Republic of China ( the "PRC" or "China"). The Company has focused its operations on China because of China's large and rapidly growing need for telecommunications services, China's requirement for foreign capital and technology to meet that need, and the opportunity to obtain cash flow sharing and technical services agreements with operators who hold exclusive or semi-exclusive communications licenses. The Company's current operations primarily consist of a series of cellular telephone networks in the northeastern province of Hebei, which has 11 major cities and a population of approximately 65 million people. In addition, the Company has interests in other projects and networks in various stages of development, including a multimedia network for cable television programming transmission. Developing existing network interests and obtaining additional interests in communications networks in China in the future are key components of the Company's business strategy.

CHINA TELECOMMUNICATIONS MARKET

Through the Company's interest in cellular telephone networks in Hebei Province and relationships that the Company has developed with key policy makers and decision makers in Chinese governmental agencies, AmTec has focused its business to capitalize on the growth of the Chinese telecommunications market, which is among the world's largest, fastest growing, and most under-serviced telecommunications markets. Due to the importance of a well-developed communications infrastructure to China's continuing economic development, the PRC government has targeted communications network development as a high priority in the country's economic reform program. It is expected that before the year 2000, China will surpass the United States as both the largest cellular telephone and cable television markets in the world.

Since the establishment of China United Telecommunications, Incorporated ("Unicom") in 1994, China has had only two licensed competitors for cellular, fixed wire and long-distance telephony. The cable television market in China is a monopoly run by the Ministry of Information Industry, which also regulates telecommunications in China. While other communications markets in China have experienced greater competition, most notably paging and value-added services, communications licenses have generally been limited to a small number of competitors relative to markets in the United States. The Company believes that both the overall market size and the environment of limited competition are attractive aspects of the Chinese communications market.

Although Chinese regulations currently prohibit direct foreign ownership or operation of communications networks, the regulatory environment has shown recent indications of continuing a policy of partial deregulation.
And while there can be no assurance that this policy of partial deregulation will continue, the Company believes that it is well-positioned to benefit from deregulation permitting direct foreign ownership and operation of communications networks, if such deregulation were to occur in the future.

JOINT VENTURES IN CHINA

AmTec holds a 70% interest in Hebei United Telecommunications Equipment Company Limited ("Hebei Equipment"), a joint venture with a wholly-owned subsidiary of the Electronics Industry Department of Hebei Province. Hebei Equipment, in turn, holds a 51% interest in Hebei United Telecommunications Engineering Company Limited ("Hebei Engineering"), a joint venture with NTT International ("NTTI") and Itochu Corp. Both Hebei Equipment and Hebei Engineering are organized as Sino-foreign equity joint ventures under the laws of China and are headquartered in Shijiazhuang, the capital of Hebei Province.

CELLULAR TELEPHONE NETWORKS

Currently, legal restrictions in China prohibit foreign participation in the operation and ownership of communications networks. Therefore, the Company has established majority ownership in joint ventures with Chinese and other partners to provide financing, network construction and operational consulting services to licensed Chinese network operators. Substantially all of the Company's revenues are derived from contractual arrangements for the sharing of cash flow generated from network operations rather than from ownership or operation of the networks. Until regulations in China change to permit direct foreign ownership and operations of communications networks, all future revenues of the Company will continue to be derived from these contractual arrangements.

Through Hebei Engineering, AmTec entered into an agreement (the "Unicom Agreement") on February 9, 1996 with Unicom to (i) finance and assist Unicom in the construction of cellular networks (the "GSM Networks" or "GSM Project") in the ten largest cities in Hebei Province and (ii) provide consulting and management support services to Unicom in its operation of the GSM Networks in the 10 largest cities of Hebei Province. This GSM Project will have a capacity of up to 70,000 subscribers. The first of these networks commenced operations in February 1997. Hebei Engineering is entitled to 78% of the distributable cash flow (defined as activation charges plus depreciation plus net income) from the GSM Networks for a 15-year period commencing February 9, 1996.

The construction and operational plan for the GSM Networks consists of a "roll-out" across Hebei Province on a city-by-city basis. As of June 26, 1998 two cities, Shijiazhuang and Tangshan, were providing commercial service, with approximately 11,000 subscribers; construction in five additional cities was substantially completed, with commercial launch dates scheduled during 1998 for these additional five cities.

As of March 31, 1998, construction of the GSM Networks had been financed by Hebei Engineering with $3 million of equity capital, approximately $11 million of vendor financing guaranteed by NTTI, and a $20 million Term Loan facility from Bank of Tokyo Mitsubishi also guaranteed by NTTI and Ito Chu. Of the $3 million of equity raised by Hebei Engineering, $1.17 million was contributed by Hebei Equipment.

Achievement of the Company's business objectives is dependent upon Unicom's operation of the GSM Networks, among other factors. The implementation of the GSM Networks involves systems design, site procurement, construction, electronics installation, initial systems optimization and receipt of necessary permits and business licenses prior to commencing commercial service. Each stage can involve various risks and contingencies, the outcome of which cannot be predicted with a high degree of assurance as interconnection of the GSM Networks with the public switched telephone network is sometimes difficult and time consuming, and the successful completion of all planned sites of the GSM Networks will be dependent, to a significant degree, upon the ability of the parties to lease or acquire sites for the location of their base station equipment. While no difficulties have been encountered to date in procuring such sites, future site acquisition can not be assured.

COMPETITION

     Unicom currently faces competition from China Telecom, which has substantially more experience in operating cellular telephone networks, greater financial resources, scientific and marketing personnel and facilities. China Telecom is the operating organization of the former Ministry of Posts and Telecommunications ("MPT"), previously the telecommunications policy setting and regulatory arm of the Chinese government.

        China Telecom has a dominant market share in all sectors of telecommunications in China, and already has established a fixed-wire network in the country. Formerly the MPT regulated and licensed all telecommunications networks in China, including network access, and the ability to make important regulatory decisions with respect to China Telecom's competitors. Although the MPT has been abolished and succeeded by the Ministry of Information Industry ("MII"), there can be no assurance that the new regulatory structure for telecommunications operations in China (i) will be more favorable to Unicom or the Company or (ii) will not be adverse to Unicom's operations in Hebei. In addition, new competitors may enter the market, including Code Division Multiple Access ("CDMA") cellular service offered by the People's Liberation Army and China Telecom through their joint venture, Great Wall Communications Group ("Great Wall").

     At present there are four small commercial CDMA cellular trial networks being tested by Great Wall in China. None of these commercial trial networks are in Hebei, but there can be no assurances in the future that Great Wall will not enter the Hebei market.

CONSTRUCTION AND OPERATION OF TELECOMMUNICATIONS NETWORKS

The telecommunications networks in the PRC which the Company's joint ventures are currently engaged in developing may experience difficulties and delays relating to the construction and operation of such telecommunications networks. While Unicom has successfully commenced commercial operation in two cities in Hebei, and although Hebei Engineering has substantially completed network construction in five additional cities in Hebei, there can be no assurance that such additional networks will be completed and that commercial operations in these five cities will commence. Currently, the Company has no reason to believe that such additional networks will not commence commercial operations.

ADDITIONAL FUNDING OF JOINT VENTURE PROJECTS

At present, all network construction for a 40,000 subscriber capacity network in seven cities in Hebei has been funded. Expansion of network capacity from 40,000 subscribers to 70,000 subscribers will require additional capital. Since the Unicom Agreement contains no specified deadline for expansion of the GSM Network to 70,000 subscribers, these future capital requirements for the GSM Network will depend largely on the market acceptance of the Unicom GSM Network cellular service, among other factors. It is anticipated that debt or equity contributions made by the Company and its partners to the joint ventures, as well as potential investment from third parties, will be used to increase the capacity of the GSM Network as required.

GOVERNMENT CONTROL OF CURRENCY CONVERSION AND EXCHANGE RATE RISKS

     The PRC government imposes control over its foreign currency reserves, in part through direct regulation of the conversion of Renminbi, the legal tender currency of the PRC, into foreign exchange and through restrictions on foreign trade.

     Unicom's revenues are denominated in Renminbi. The Company's joint ventures will consequently receive almost all of their joint venture distributions in Renminbi, which is freely convertible only for current accounts. Approval of the State Administration of Foreign Exchange will be needed under current regulations for conversion of Renminbi for foreign currencies.

     The Company believes that it will be able to obtain all required approvals for the conversion and remittance abroad of foreign currency necessary for the operations of the Company's business. However, such approvals do not guarantee the availability of foreign currency and no assurance can be given that the Company will be able to convert sufficient amounts of foreign currencies in the PRC's foreign exchange markets in the future at acceptable rates.

     Although the Renminbi to US dollar exchange rate has been relatively stable since January 1, 1994, there can be no assurance that exchange rates will not again become volatile or that the Renminbi will not devalue significantly against the US dollar.

     During late 1997 and early 1998, there have been a number of currency devaluations in Asia and unstable and volatile capital markets and foreign exchange markets. The PRC has not devalued the Renminbi. However, there can be no assurances that the Renminbi will not be devalued in the future.

OTHER CONTRACTS AND PROJECTS

In addition to the GSM network projects mentioned above, the Company has entered into a Long Term Cooperation Agreement with Hebei Province to finance and develop telecommunications projects designated for foreign investment, including a multimedia fiber optic and microwave network. See Footnote 4 to the Consolidated Financial Statements - "Investment in Multimedia Project."

The Company is also considering several other opportunities in cellular, cable television and VSAT networks in other provinces in China.

EMPLOYEES

        As of June 26, 1998, the Company had 13 full time employees in New York and China. The Company intends to hire additional personnel as the development of the Company's business continues and makes such action appropriate.

The Company employs a policy of staffing and managing its joint-venture subsidiaries and hiring PRC nationals for its China operations. As of June 26, 1998, the Company's subsidiaries had 6 employees in Hebei Equipment and 17 employees in Hebei Engineering. It is the intention of the Company to add employees to its Chinese subsidiaries for operational purposes.

The Company's employees are not represented by a labor union and are not covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

     This document contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this document, the words "anticipate," "believe," "estimate," "expect," "going forward" and similar expressions, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, described in this Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

ITEM 2.   PROPERTIES

        The Company leases a 7,600 square foot office located at 599 Lexington Avenue, 44th Floor, New York, New York 10022. The facility serves as the Company's principal executive offices. The Company pays an annual rent of $334,400 on a lease which expires in May 2000. The Company has obtained an option to extend the lease for an additional five year term based on the fair market value of the leased premises at or about the time of the expiration of the initial term of the lease.

ITEM 3.   LEGAL PROCEEDINGS

        A first amended complaint, dated April 15, 1996, was filed against the Company, ITV Communications, Inc., a subsidiary of the Company ("ITV"), and other parties, including certain of the Company's officers, directors and principal stockholders, by Jacqueline Brandwynne, a stockholder of the Company, in a matter captioned "Jacqueline B. Brandwynne vs. AVIC Group International, Inc., et al," civil action number BC145036. The complaint, filed in the Superior Court of California, County of Los Angeles, alleges fraud, misrepresentation and breach of contract with respect to the sale of 666,667 shares of ITV stock for $1,000,000 prior to the completion of the Reorganization Agreement between the Company and ITV (the "Reorganization Agreement") in February 1995, in connection with which the shares of ITV were exchanged on a two for one basis for shares of the Company. The complaint alleges that certain misrepresentations were made in connection with the sale of the 666,667 shares and that the claimant was entitled to receive 666,667 shares of the Company after the completion of the Reorganization Agreement. The complaint seeks rescission of the transaction and damages of no less than $1,000,000. The complaint also alleges a claim in connection with an alleged oral employment agreement for 125,000 options to purchase shares of the Company's Common Stock at an exercise price of $0.35 per share and the right to purchase additional shares of Common Stock at $1.00 per share, plus other benefits, including a salary of no less than $130,000. Management of the Company believes that these claims are without merit, that there are valid defenses to each claim and is in the process of vigorously defending the matter. The matter is in the discovery phase and it is not possible to predict with any degree of certainty the likely outcome. The Company is represented by the law firm of Matthias & Berg LLP, 515 South Flower Street, Seventh Floor, Los Angeles, California 90071, on this matter.

        The Company is not aware of any pending litigation that could have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of stockholders during the quarter ended March 31, 1998.

                                  PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

        As of June 26, 1998, the authorized capital stock of the Company consisted of 100,000,000 shares of common stock, par value $0.001 per share (the "Common Stock"), and 10,000,000 shares of preferred stock, par value $0.001 per share (the "Preferred Stock"). As of June 26, 1998, there were issued and outstanding 26,998,076 shares of Common Stock, options to purchase 12,460,102 shares of Common Stock, 69 shares of Series E Convertible Preferred Stock. Further, there were issued and outstanding warrants to purchase 4,206,375 shares of Common Stock. As of June 26, 1998, there were approximately 2,680 holders of record of the Common Stock.

        The Company's Common Stock was originally listed for trading in the over-the-counter market on March 4, 1996 under the name AVIC Group International, Inc. and was quoted on the NASDAQ Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. under the symbol "AVIC." The Company changed its listing on November 20, 1996, when its Common Stock was approved for listing on the American Stock Exchange under the ticker symbol "AVI." On July 8, 1997, the Company changed its name to AmTec, Inc. and it currently trades on the American Stock Exchange under the symbol "ATC". The high and low sales prices of the Common Stock, as quoted on the American Stock Exchange, on June 26, 1998 were $1.375 and $1.250, respectively.

        No dividend has been declared or paid by the Company on its shares of Common Stock since its inception. The payment of dividends by the Company on its shares of Common Stock is within the discretion of the Company's Board of Directors and will depend on the earnings, capital requirements, restrictions in any future credit agreements and operating and financial condition of the Company, among other factors. Except for dividends which may be payable on and according to the terms of shares of Preferred Stock, which may be issued from time to time, the Company does not anticipate that any dividends will be declared or paid in the future. There can be no assurance that the Company will ever pay a dividend on its shares of Common Stock.

        The following table sets forth for the period indicated the high and low sales price of the Company's Common Stock as reported on the American Stock Exchange.


                                     Fiscal Year Ending March 31
                           ----------------------------------------------
                              1997                         1998
                          ----------  -----------------------------------
                              4th Q       1st Q        2nd Q            3rd Q         4th Q
                          ----------  -----------  -----------  -------------------  ---------

COMMON STOCK PRICE(1)
High                          $6.250      $5.1875      $3.4375        $2.4375        $1.1875
Low                           $2.125      $2.8125      $1.8125        $0.5000        $0.5625


---------------
(1)     High and low sales price as reported on the American Stock Exchange.


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

The Series E Shares were sold pursuant to Reg. D at $100,000 per share and the holders of the Series E Stock have no rights to cash dividends but are entitled to an 8% in-kind dividend. Conversion of the Series E Shares into Common Stock is based on the lower of (i) a 10% premium to the market price of the Company's Common Stock, as reported on the American Stock Exchange, at the time of closing, or of a 10% premium to the 10 day average trading price six months after the close or (ii) a discount to the lowest trade during the five (5) trading days prior to the conversion. The discount, which ranges from 15% to 20%, is based on the date of the shareholder's conversion of the Series E shares, with the discount increasing as the period the shares are held increases. The Conversion of the Series E Shares is restricted by certain "lock-up" agreements between the Company and the holders of the Series E Stock by which fifty shares of the Series E Shares could not be converted prior to March 2, 1998, and the remaining twenty four shares may not be converted prior to the first anniversary of the close of the offering, October 22, 1998. In addition to the shares, warrants were issued to five of the Series E Investors to purchase 1,236,346 shares of the Company's Common Stock at a price equal to 120% of the market price of the Company's Common Stock at the time of closing based on the amount invested by the shareholders and the length of the "lock-up" agreed upon between the Company and certain investors. Holders of the Series E Shares also had a registration right requiring the Company to file a registration statement covering the Common Stock underlying the Series E Preferred Shares and related warrants with the Securities and Exchange Commission (the "SEC") no later than March 2, 1998. The shares were registered on January 16, 1998.

Of the $7,400,000 gross proceeds from the sale of the Series E Shares, approximately $641,000 was distributed as fees and expenses to a placement agent for the offering, and the balance of approximately $6,759,000 was held by the Company for working capital and possible investment in additional projects. The Company also issued warrants to purchase 326,171 shares of the Company's Common Stock to the Placement Agent as fees for services. These Warrants have an exercise price of $2.475 per share.

ITEM 6.  SELECTED FINANCIAL DATA

         The Company has focused its business solely on establishing Sino-foreign joint ventures to develop telecommunications networks in the PRC, following the sale of the assets of its subsidiary ITV Communications, Inc. in January 1996. Accordingly, the following historical financial data is not necessarily indicative of future results of operations. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.



                       1998         1997            1996            1995              1994
                       ----         ----            ----            ----              ----

   Net Sales        $  216,348    $     -0-         $ 683,733        $  345,276     $  194,885

   (Loss) from
   operations      (6,220,729)     (3,996,151)     (4,448,531)      (5,585,596)     (3,388,833)
   Net (Loss)      (5,403,368)     (4,064,885)     (5,281,730)      (5,538,303)     (3,737,542)
   Net (Loss)
   per common           (0.23)          (0.14)          (0.21)           (0.32)      (7,475.08)
   share
   Total Assets    40,392,720      29,418,203       1,660,000        3,267,488        3,094,157
   Total Long
   Term Debt       22,458,303      24,233,781       4,081,606             -0-             -0-
   Shareholders'
   Equity           4,896,911         548,088      (2,421,606)      (1,255,412)       1,402,532



          Financial information for the years 1994, 1995 and 1996, is not comparable to the financial information provided for 1997 and 1998, because prior to 1997 the Company was not engaged in the development of telecommunications networks in the PRC.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As of March 31, 1998, the Company had $10,442,334 in cash in United States and PRC banks of which approximately $5,100,000 can be used for operating expenses which can finance current operations until December 1999.

         The Company devotes substantially all of its efforts to financing and developing Sino-foreign joint ventures to establish telecommunications networks in the PRC.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through equity investments and bank and vendor financing.

         Approximately $4,634,000 of cash was provided by the Company's operations for the fiscal year ended March 31, 1998, compared to cash provided of approximately $3,558,000 for the year ended March 31, 1997. The cash flow from operating activities relates to increased expenses as a result of the continuing build out of the GSM networks and increased selling, general & administrative expenses. The cash provided by operations for the year ended March 31, 1997, (the first year the Company's Sino-foreign joint venture was consolidated) reflects increases in other current payables of approximately $9,784,000. During the fiscal year ended March 31, 1996, the Company used approximately $2,887,000 in its operating activities.

         The Company used approximately $7,993,000 in its investing activities in the year ended March 31, 1998, compared to approximately $15,715,000 in the year ended March 31, 1997. These uses are related primarily to the build out of the Company's GSM networks in Hebei province, PRC.

         The cash inflows from financing activities during the year ended March 31, 1998 were generated primarily from the following sources: (i) approximately $8,000,000 in loans from Bank of Tokyo Mitsubishi and vendor financing for the development of the Hebei GSM networks, which the Company has reported through the consolidation of its PRC joint ventures. The decrease in other payables is the result of approximately $10,000,000 of vendor financing becoming due in fiscal 1999 and thus reclassified as a current liability, and the sale of $9,900,000 of Preferred Stock through two offerings: (1) On June 12, 1997, the Company issued 250 shares of Series C Convertible Preferred Stock at a purchase price of $10,000 per share in consideration of $2,500,000. Proceeds from this offering were approximately $2,093,000, which is net of $406,100 of the Series C Shares which were repurchased by the Company. (2) On October 22, 1997, the Company issued 74 shares of the Company's Series E Convertible Preferred Stock, at a purchase price of $100,000 per share, for which the Company received $6,759,000 after placement agent's fees.

         On March 31, 1997, the Company issued 150 shares of the Company's Series D Convertible Preferred Stock at a purchase price of $10,000 per share in consideration of $1,500,000.

         During fiscal 1996, the Company received approximately $2,934,000 from its financing activities through: (i) the sale of approximately $2,194,000 in Common Stock, and (ii) the receipt of shareholder loans of approximately $740,000.

         The Company anticipates that its cash and cash equivalents should be adequate to finance the Company's operating requirements for the current fiscal year.

EQUITY ISSUANCE AND SERVICE AGREEMENTS

Common Stock issued in connection with conversion of Preferred Stock:

         During fiscal 1998, the Company issued 2,236,507 shares of its Common Stock upon conversion of all outstanding shares of the Company's Series D Convertible Preferred Shares, 4,507,639 shares of its Common Stock upon conversion of all shares of its Series C Convertible Preferred Stock and 106,646 shares of its Common Stock upon conversion of 0.8 share of the Company's Series E Preferred Stock.

         Common stock issued in connection with stock option plans and services performed:

         During fiscal 1998 the Company issued (i) 10,000 shares of common stock were issued to a former employee of the Company, upon the exercise of an option issued pursuant to the Company's 1996 Stock Option Plan. The option had an exercise price of $0.35 per share, (ii) 10,000 shares of common stock issued to each of its four outside directors as compensation for services. The shares issued had a combined value of $85,000, which was expensed as directors compensation, (iii) 8,500 shares of its common stock were issued at market to its legal firm in lieu of $25,500 of legal billings, and (iv) 14,734 shares issued in connection with other services at a market value of $41,457.

         During the fiscal year, the Company issued 1,019,465 shares of its Common Stock, net of cancellation, into escrow for Promethean Investment Group, LLC ("Promethean") pursuant to a Common Stock Investment Agreement entered into between the Company and Promethean. The shares will be issued to Promethean if the Company draws on funds from Promethean pursuant to the Common Stock Investment Agreement.

         On July 30, 1996, the Company entered into an agreement with Merrill Lynch (Asia Pacific) Limited ("Merrill Lynch") pursuant to which Merrill Lynch was to act as a financial advisor to the Company and was to assist the Company with strategic financing alternatives with respect to the Company's PRC projects. The agreement was terminated in accordance with its terms in December 1997.

         In October 1996, the Company entered into an agreement with two of its law firms, to settle a portion of their accrued fees through the issuance of stock options. Accordingly, the Company converted accrued legal fees in the aggregate of approximately $98,000 into options to purchase an aggregate of 65,064 shares of the Company's Common Stock at an exercise price of $1.50 per share, the market value of the Company's common stock at that time. A portion of the accrued legal fees were credited against gains made by actual resale price. In addition, one firm continues to hold options to purchase 10,102 additional shares of Common Stock against future legal fees. The Company also agreed to register the underlying shares with the Commission on Form S-8. The registration statement relating to these shares was filed with the Commission on or about November 11, 1996.

         On October 15, 1996, the Company agreed to issue warrants to an individual to purchase 200,000 shares of the Company's Common Stock. These warrants were issued for services related to advising the Company with respect to its Sino-foreign joint ventures and marketing activities in the PRC. The warrants issued have a three year term and an exercise price of $1.50, which was the market value of the Company's Common Stock at the time of issuance of the warrants.

         On December 10, 1996, the Company agreed to issue to a consultant 5,000 shares of the Company's Common Stock with a market value of $18,125 (based on the fair market value at the time of issuance), in addition to 5,000 shares issued to the consultant in May 1996, which had a market value of $45,625 (based on the fair market value at the time of issuance), for professional executive search consulting services the consultant has been providing to the Company in developing the composition of its management and Board of Directors.

        The Company agreed to register shares of Common Stock underlying the warrants issued to the individual referenced above and shares of Common Stock issued to the consultant for consulting services, and certain shares of Common Stock issued to the Company's Chief Executive Officer in lieu of cash compensation. On or about December 31, 1996, the Company filed a registration statement on Form S-8. The total number of shares covered by the registration statement was 397,500.

         On or about October 19, 1996, the Company entered into a twelve month financial advisory services agreement with an investment bank. The services provided under this agreement relate to financial advisory services, including, but not limited to, the development of a financing strategy for the Company and the Company's projects in the PRC. The agreement called for a $50,000 retainer and the payment of success fees for raising capital for the Company and its projects. In addition, the Company issued a warrant to purchase up to 600,000 shares of the Company's Common Stock to the investment bank. This warrant has an exercise price of $2.00 per share, which was the market value of the Company's Common Stock at the time of the issuance of the warrant. 300,000 of the warrants are vested, and the additional 300,000 warrants will vest only if the investment bank has raised a minimum of ten million dollars in any form of financing for the Company.

         Future sales of shares of Common Stock by the Company and its stockholders could adversely affect the prevailing market price of the Common Stock. Pursuant to its Certificate of Incorporation, the Company has the authority to issue 73,001,924 additional shares of Common Stock and 8,475,248 additional shares of preferred stock. The issuance of such shares could result in the dilution of the voting power and other rights of the currently issued and outstanding shares of Common Stock.

RESULTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 1998 AND MARCH 31, 1997

         The Company has a limited operating history and has incurred cumulative net losses since its inception. To date, the Company has generated $216,348 of revenue from its telecommunications operations and has experienced net losses of $5,403,368 and $4,064,885 during the fiscal years ended March 31, 1998 and 1997, respectively.

         The Company reported revenues of $216,348 for the year ended March 31, 1998, from the operation of its GSM Network in Hebei. These were the first revenues related to the networks.

         Selling, general and administrative expenses ("SG&A") increased 6% from $3,996,151 during the year ended March 31, 1997, to $4,254,009 during the year ended March 31, 1998, due to increased operating levels as a result of the continuing build out of the GSM networks, increased levels of salaries paid to employees and legal and professional expenses incurred during the past year.

         Rental income during the year ended March 31, 1998, increased from $42,420 in 1997 to $95,667, as a result of the Company's real estate arrangements in the PRC.

         Interest income increased from approximately $153,000 during the year ended March 31, 1997, to approximately $239,000 during the year ended March 31, 1998, primarily due to funds on deposit in the United States and the PRC in anticipation of future funding requirements for new projects.

         Through consolidation of its Chinese subsidiaries, the Company initiated the amortization of the GSM Networks. This non-cash expense item amounted to approximately $2,183,000.

         The Company issued to the Hebei Provincial Government three million options to purchase an equal number of shares of the Company's Common Stock at a price of $3.0625 per share. In accordance with Generally Accepted Accounting Principles, the Company has recorded their value of $1,837,500 and has amortized approximately $459,000. The issuance of these options is a non-cash expense.

         Loss from abandoned assets relates to the assets of Netmatics which have been written off for the total amount of $87,441.

         Interest expense during the year ended March 31, 1998, decreased to approximately $125,000 from approximately $129,000 during the year ended March 31, 1997, due to a reduction in the outstanding balance of shareholder loans payable.

         Other income (net) increased by approximately $113,000 during the year ending March 31, 1998, as a result of refunds from costs previously paid.

         The Company's net loss increased 33% from $4,064,885 during the year ended March 31, 1997, to $5,403,368 during the year ended March 31, 1998. This increase in net loss was primarily due to the amortization of the GSM Networks, amortization of stock options issued to the Hebei Provincial Government, as well as increases in selling, general & administrative expenses.

RESULTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 1997 AND MARCH 31, 1996

         Following the sale by the Company of the assets of its subsidiary ITV in January 1996 (the "Asset Sale"), the Company has focused its business solely on establishing Sino-foreign joint ventures to develop telecommunications networks in the PRC. In light of this change in operations, net sales decreased from $683,733 during the year ended March 31, 1996 to $0 during the year ended March 31, 1997. Net sales during the year ended March 31, 1996 reflected the former operations of ITV. The decrease in net sales during the year ended March 31, 1997 is attributable to cessation of operations of the Company's ITV subsidiary after the Asset Sale of ITV.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

        Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

        The financial statements required by this Item 8 are attached hereto as "Exhibit (a)(1)".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                  PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE COMPANY

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

              NAME          AGE                  POSITION
   ---------------------   -----      ------------------------------------
   Joseph R. Wright, Jr.     59       Chairman of the Board of Directors,
                                      Chief Executive Officer and President
   Richard T. McNamar        59       Vice Chairman of the Board of Directors
   Richard S. Braddock       56       Director
   Drew Lewis                66       Director
   Liang Jiangli             59       Director
   James R. Lilley           70       Director
   Michael H. Wilson         60       Director
   Michael J. Lim            34       Executive Vice President
   Albert G. Pastino         56       Senior Vice President, Chief Financial
                                      Officer and Treasurer
   James F. O'Brien          52       Senior Vice President, General Counsel
                                      and Corporate Secretary
   Xiao Jun                  41       Executive Vice President - AVIC China


        Joseph R. Wright, Jr. has served as the Company's Chairman of the Board of Directors since May 1995, Chief Executive Officer since March 1996 and President since May 1996. Mr. Wright also serves as Chairman and member of the Board of GRC International, Inc. a U.S. public company that provides technical support to government and private entities, Co-Chairman of Baker & Taylor Holdings, Inc., an international book and video distribution company, a member of the Board of Travelers Group, a public company, and PanAm Sat, a public company. From 1989 to 1994, Mr. Wright served as Executive Vice President and Vice Chairman of W. R. Grace & Co., an international chemicals and health care company, President of Grace Energy Corporation and Chairman of Grace Environmental Company. From 1982 to 1989, Mr. Wright held the positions of Director and Deputy Director of the Office of Management and Budget, The White House, and was a member of President Reagan's cabinet. Prior to 1982, he served as Deputy Secretary, United States Department of Commerce, President of Citicorp Retail Services and Retail Consumer Services, held posts in the United States Department of Agriculture and the United States Department of Commerce, and was Vice President and Partner of Booz. Allen & Hamilton, a management consulting firm. He is also currently a member of the Board of Advisors of Barington Capital Corporation and Great Lakes Pulp and Fiber Corporation, and a Trustee of Hampton University.

        Richard T. McNamar has served as the Company's Vice Chairman of the Board of Directors since September 1996. He was the founder and Chairman of International Franchise, Inc., a firm that specialized in international financial transactions, from 1995 to 1997. He was a Managing Director of Oppenheimer & Co. from 1991 to 1994. Formerly, he was the Vice-Chairman of The Bank of New England Corporation and subsidiaries from 1990 to 1991. Mr. McNamar served as Deputy Secretary of the United States Treasury from 1981 to 1985. He served in the Nixon and Ford Administrations from 1972 to 1977, where he served as the Executive Director of the Federal Trade Commission from 1973 through 1977. Mr. McNamar is also currently a member of the Executive Board of the Bretton Woods Committee and the Board of the Institute of the Americas.

        Richard S. Braddock has served as a Director of the Company since August 1997. He has been the Chairman of True North Communications, Inc. (a public company) since 1997. He has served as a principal of Clayton, Dubilier & Rice, Inc. from 1994 to 1995 and as the Chief Executive Officer of Medco Containment Services from January 1993 to December 1993. Mr. Braddock held various positions at Citicorp from 1973 through 1992 including that of President and Chief Operating Officer of Citicorp and its principal subsidiary, Citibank, N.A., from January 1990 to November 1992 and as sector executive for worldwide consumer activities from 1985 to 1990. Mr. Braddock served as a director of Citicorp from 1985 to 1992. Mr. Braddock serves on the Board of Directors of E*Trade Group, Inc., Eastman Kodak Company, Cadbury Schweppes plc adr and True North Communications, Inc., all publicly-held companies, and of Lincoln Center for the Performing Arts. He is a trustee of the Cancer Research Institute. Mr. Braddock received his bachelors degree from Dartmouth College and his M.B.A from the Harvard Graduate School of Business Administration.

        Drew Lewis has served as a Director of the Company since May 1997. Mr. Lewis served as Chairman and Chief Executive Officer of Union Pacific Corporation from October 1987 to January 1997, and served as the Chief Operating Officer of Union Pacific Corporation from April 1986 to October 1987. Prior to his positions with Union Pacific Corporation, Mr. Lewis served as Chairman and Chief Executive Officer of Union Pacific Railroad Company from April to October 1986. From 1983 to 1986, Mr. Lewis was Chairman and Chief Executive Officer of Warner Amex Cable Communications. He served in the Reagan Administration from January 1981 to February 1983 as U.S. Secretary of Transportation. Mr. Lewis also serves as a director to American Express Company, FPL Group, Inc., Gannett Co., Inc., Gulfstream Aerospace Corporation, Lucent Technologies and Union Pacific Resources Group, Inc., all of which are publicly held companies.

        Liang Jiangli has served as a Director of the Company since October 1997. He has served as the Director of Hebei Electronics Industry Department since September 1993. Mr. Liang also serves as the Chairman of the Board of Hebei United Telecommunications Equipment Company Limited, the joint venture subsidiary of the Company. From 1987 to September 1993, Mr. Liang served as the Director of Hebei Electronics Bureau and the Deputy Director of Hebei Machinery and Electronics Industry Department. From 1983 to 1987, Mr. Liang served as the Deputy Director of Hebei Electronics Industry Bureau. From 1963 to 1983, Mr. Liang worked in a state owned institute, focusing on technology studies and management. Mr. Liang is a graduate of the Beijing Post and Telecommunications Institute.

        James R. Lilley has served as a Director of the Company since May 1997. Ambassador Lilley is currently a resident director at the American Enterprise Institute ("AEI") which he joined in January 1993, and has directed the Institute for Global Chinese Affairs at the University of Maryland since 1996. Prior to his joining AEI, Ambassador Lilley served in President Bush's Administration as the Assistant Secretary of Defense for International Security Affairs from November 1991 to January 1993. Ambassador Lilley was U.S. Ambassador to the People's Republic of China from April 1989 to May 1991, and to the Republic of Korea from 1986 to 1989. Ambassador Lilley is the co-editor of Beyond MFN: Trade with China and American Interests and is the author of the forward for the AEI publication, Chinese Military Modernization. He has represented Hunt Oil of Texas and United Technologies of Hartford, Connecticut in 1979 to 1980. Ambassador Lilley worked for Archer-Daniels-Midland Co. and Westinghouse as a business consultant.

        Michael H. Wilson has served as a Director of the Company since May 1997. He has been Vice-Chairman of RBC Dominion Securities, Inc. in Toronto, Canada since 1995. Prior to 1994, Mr. Wilson held senior Federal Cabinet posts with the Government of Canada in Finance, Industry, Science and Technology and International Trade. Prior to his career in public service, Mr. Wilson was Executive Vice-President of Dominion Securities Limited. Mr. Wilson also serves on the Board of Directors of Amoco Corporation and Rio Algom Limited, both publicly held companies. He is also active in a number of professional and community organizations, including The Clarke Institute of Psychiatry, The Aspen Institute and The Institute of the Americas.

        Michael J. Lim has served as the Executive Vice President of the Company since November 1995 and as the Chief Financial Officer from May 1996 through June 1997. Prior to his joining the Company, Mr. Lim was an investment banker with Bear, Stearns & Co., Inc. from 1986 to 1988 and from 1991 to 1995. During the two and a half years prior to his joining the Company, Mr. Lim served as Vice President of Bear Stearns Asia Limited, where he advised Asian enterprises on a wide variety of financing transactions, with particular focus on telecommunications and infrastructure financings. Mr. Lim also worked as an investment banker with the Chase Manhattan Bank from 1990 to 1991. Mr. Lim received his A.B. from Harvard College in English Literature in 1985 and his M.B.A. from the Amos Tuck School of Business Administration at Dartmouth in 1990.

        Albert G. Pastino was appointed in June 1997 to serve as a Senior Vice President and Chief Financial Officer of the Company and was appointed Treasurer of the Company in December 1997. From 1993 to 1997, Mr. Pastino served as the President of Kisco Capital Company, Inc., an affiliate of Kohlberg & Company, a private equity investment company. He also served on the boards of directors of a number of Kohlberg & Company's portfolio companies. From 1989 through 1992, Mr. Pastino served as Senior Vice President and Chief Operating Officer of Fortis Private Capital, Inc., a private equity investment company investing in expansion financing and management buyouts. Mr. Pastino began his business career at Deloitte & Touche LLP where he served as senior partner, and gained his investment banking experience at Alex Brown & Sons, Incorporated. Mr. Pastino received an M.B.A. from Fairleigh Dikinson University and a B.S. from St. Joseph's University.

        James F. O'Brien was appointed in June 1997 to serve as a Senior Vice President and General Counsel of the Company and was appointed Corporate Secretary of the Company in May 1998. Mr. O'Brien was a senior litigation partner at the law firm of Goulston and Storrs in Boston, Massachusetts where he founded the litigation practice in 1978 and specialized in complex financial transactions. He has served as an advisor to U.S. corporations seeking business opportunities in Southeast Asia. Mr. O'Brien received a J.D. from Boston College Law School and an A.B. from St. John's Seminary in Boston.

        Xiao Jun has served as Executive Vice President - AVIC China since December 1995. He also served as a Director from February 1995 through October 1997, the Company's Secretary from February 1995 to January 1996 and as Chief Financial Officer from June 1995 to May 1996. He has been the President of Xiao Hua International, Inc., an international steel trading business based in California since June 1993. He served as the Vice President of ITV from December 1994 to January 1996. From March 1990 to May 1993, Mr. Xiao was the Vice President of Chong Qing Special Metals Industry Co. From 1985 to 1990, Mr. Xiao served as an engineer and project manager at the representative office of IBM China/HK Corp. (Beijing). Mr. Xiao received a bachelor's degree in physics from the Beijing Polytechnic University in 1982.

        Timothy P. F. Crowley joined the Company in May 1995 and has served as the Assistant Secretary of the Company since May 1998, and served as the Secretary of the Company from January 1996 though May 1998. Prior to joining the Company, Mr. Crowley worked in Corporate Administration at Travelers Group. Mr. Crowley received his B.A. from Connecticut College in Anthropology and Art History, and was enrolled in a graduate program in the History of Art at New York University's Institute of Fine Arts from 1993 to 1994.

        The Board of Directors currently has an Audit Committee and a Compensation Committee. The members appointed to the Audit Committee of the Board of Directors during the fiscal year ended March 31, 1998 were Michael
H. Wilson, Chairman of the Committee, James R. Lilley and Richard T. McNamar. The members appointed to the Compensation Committee of the Board of Directors during the fiscal year ended March 31, 1998 were Richard S. Braddock, Chairman of the Committee, Drew Lewis and Joseph R. Wright, Jr.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

        The following tables set forth certain information concerning compensation for the fiscal years ended March 31, 1998, 1997 and 1996 of certain of the Company's executive officers, including the Company's Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the fiscal year ended March 31, 1998 (the "Named Executive Offices").


                                                                                     Long Term
                                                                                   Compensation
                                            Annual Compensation                       Awards
Name and                                                     Other Annual        Stock      Options/
Principal Position        Year    Salary ($)   Bonus ($)     Compensation     Awards ($)    SARS (#)
------------------       ------  -----------  ----------    -------------    -----------   ---------

Joseph R. Wright          1998       392,967     50,000       (2)$30,000
  Chief Executive         1997       256,250                  (2)$30,000         $281,250   3,000,000
  Officer(1)              1996       143,750                  (2)$30,000                    3,000,000

R. T. McNamar             1998       100,000                  (4)$37,500
  Vice Chairman (3)       1997                                                                500,000
                          1996

Michael J. Lim            1998       253,417     75,000                                       250,000
   Executive Vice         1997       167,333
   President (5)          1996        79,615                                                1,000,000

Albert G, Pastino         1998       125,000     50,000                                       467,500
  Senior Vice             1997
  President, Chief        1996
  Financial Officer &
  Treasurer (6)

James F. O'Brien          1998       125,000     50,000                                       467,500
  Senior Vice             1997
  President, General      1996
  Counsel &
  Corporate Secretary(7)

Xiao Jun                  1998       175,000
  Executive Vice          1997       123,958
  President-AVIC          1996        57,990                                                  400,000
  China (8)


-----------------

(1) Mr. Wright has served as the Company's Chief Executive Officer since March 14, 1996. He joined the Company as the Chairman of the Board of Directors on May 1, 1995.
(2)     During fiscal 1996, 1997 and 1998, the Company paid approximately
        $30,000 per year on behalf of Mr. Wright for certain personal tax and accounting services rendered by third parties for Mr. Wright.
(3)     Mr. McNamar joined the Company on September 3, 1996 as Vice
        Chairman of the Board of Directors.
(4) Mr. McNamar received 25,000 shares of the Company's Common Stock pursuant to his terms of employment with the Company, such shares having a value of $37,500 at the time of issuance in September
        1997.
(5)     Mr. Lim joined the Company as the Executive Vice President -
        Operations on November 7, 1995 and served as the Company's Chief
        Financial Officer from May 1996 through June 15, 1997.
(6)     Mr. Pastino joined the Company as the Senior Vice President and
        Chief Financial Officer on June 16, 1997. He became the Treasurer of the Company on December 8, 1997.
(7)     Mr. O'Brien joined the Company as Senior Vice President and General
        Counsel on June 16, 1997. He became the Secretary of the Company on
        May 14, 1998.
(8) Mr. Xiao joined the Company in 1995 as the Executive Vice President of AVIC-China.




OPTION AND SAR GRANTS DURING LAST FISCAL YEAR

        The Company issued 1,185,000 stock options and no SARs to its Named Executive Officers during the fiscal year ended March 31, 1998.

OPTIONS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

        The following table sets forth certain information regarding option exercises by the Named Executive Officers during the fiscal year 1998 and options held by such Named Executive Officers on March 31, 1998:


                                                  Number of Securities        Value of Unexercised
                       Shares                     Underlying Unexercised       In-the-Money Options
                      Acquired on      Value    Options at Fiscal Year End     at Fiscal Year End(1)
        Name           Exercise      Realized    Exercisable Unexercisable    Exercisable   Unexercisable

Joseph R. Wright....                               6,000,000                  $5,775,000
R. T. McNamar                                        250,000    250,000
Michael J. Lim......                               1,062,500    187,500          997,656     $105,469
Albert G. Pastino                                    300,625    166,875
James F. O'Brien                                     300,625    166,875
Xiao Jun............                                 515,000                     495,113


----------------

(1) Based on a per share price of $1.3125, the closing price of the Common Stock as reported on the American Stock Exchange on June
          26, 1998, minus the exercise price of the option, multiplied by the number of shares underlying the Option.



EMPLOYMENT AGREEMENTS

        The Company has entered into employment agreements with six of its executive officers, Messrs. Joseph R. Wright, Jr., Richard T. McNamar, Michael J. Lim, Albert G. Pastino, James F. O'Brien and Xiao Jun.

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

        Pursuant to the employment agreement, Mr. Wright was granted an option to acquire 3,000,000 shares of Common Stock at an exercise price of $0.35 per share, and an additional 3,000,000 shares at an exercise price of $3.00 per share were granted on September 6, 1996. The option has vested with respect to the 3,000,000 shares which have an exercise price of $0.35 per share, and with respect to 3,000,000 shares which have an exercise price of $3.00 per share. The options issued to Mr. Wright have been issued pursuant to the Company's 1996 Stock Option Plan and were based on the market value of the Common Stock on the date of grant.

        On September 6, 1996, the Company entered into a one year verbal employment agreement with Richard T. McNamar pursuant to which Mr. McNamar will serve as Vice Chairman of the Company. He received 25,000 shares of the Company's Common Stock upon commencing employment. Initially, Mr. McNamar was part time, and negotiated to receive a contingent success fee for financings he introduced or arranged for the Company. On October 1, 1996 Mr. McNamar became a full time employee and waived his rights to any success fees. In his part time capacity, Mr. McNamar was issued an option to purchase 250,000 shares of the Company's Common Stock at an exercise price of $1.50 per share on September 6, 1996. He received an additional option for 250,000 shares at an exercise price of $1.50 per share when he became a full time employee on October 1, 1996. The exercise price of the options were based on the market value of the Common Stock on the date of grant. The Company and Mr. McNamar intend to sign a more definitive employment agreement during the current fiscal year.

        On January 23, 1998, the Company entered into a five-year contract with Mr. Lim, whereby Mr. Lim will serve as an Executive Vice President of the Company. In his first year, Mr. Lim will receive an annual base salary of $300,000 and stock options to acquire 250,000 shares of Common Stock at an exercise price of $0.75 per share, the market price of the Company's Common Stock, as reported on the American Stock Exchange, at the time the grant was made. The base salary and additional option grants for subsequent years of the contract will be determined by the Compensation Committee of the Board of Directors.

        On October 15, 1997, the Company entered into five-year employment agreements with each of Albert G. Pastino and James F. O'Brien. Mr. Pastino will serve as a Senior Vice President and Chief Financial Officer of the Company and will receive an annual base salary of $200,000 for the first year and stock options to acquire 467,500 shares of Common Stock at an exercise price of $2.125 per share. Mr. O'Brien will serve as a Senior Vice President and General Counsel of the Company and will receive an annual base salary of $200,000 for the first year and stock options to acquire 467,500 shares of Common Stock at an exercise price of $2.125 per share. The exercise price of the options for Mr. Pastino and Mr. O'Brien was based on the market price of the Company's Common Stock, as reported on the American Stock Exchange, at the time the grants were made

EMPLOYEE STOCK OPTION PLANS

        As of February 8, 1995, the Company's Board of Directors and stockholders approved the Company's 1995 Stock Option Plan (the "1995 Stock Option Plan") in connection with the closing of the transactions contemplated by the Reorganization Agreement. The Company has reserved up to 500,000 shares of Common Stock for issuance under the 1995 Stock Option Plan. The Company has granted options to purchase up to 321,800 shares of Common Stock under the 1995 Stock Option Plan, 185,000 of which have been exercised as of June 26, 1998.

The 1996 Stock Option Plan (the "1996 Stock Option Plan" and together with the 1995 Stock Option Plan, the "Stock Option Plans") was adopted by the Board of Directors on March 14, 1996 and by the Company's stockholders on May 7, 1996. The Company has reserved for issuance thereunder an aggregate of 12,000,000 shares of Common Stock. The Company has granted options to purchase up to 9,350,000 shares of Common Stock under the 1996 Stock Option Plan, 10,000 of which have been exercised. Of the 9,350,000 options granted as of the date of this Report, 8,578,750 options have vested, and the remaining 771,250 options may vest subject to certain schedules. The Board of Directors has approved a provision in the 1996 Stock Option Plan which will place a 6,000,000 share limit on the number of options that may be granted under the 1996 Stock Option Plan to an employee in the fiscal year ended March 31, 1996, and a 1,500,000 share limit in each fiscal year thereafter.

        A description of each of the Company's Stock Option Plans is set forth below. The description is intended to be a summary of the material provisions of the Company's Stock Option Plans and does not purport to be complete.

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

        Incentive Stock Options. Except for ISOs granted to stockholders possessing more than ten percent (10%) of the total combined voting power of all classes of the securities of the Company or its subsidiaries to whom such ownership is attributed on the date of grant ("Ten Percent Stockholders"), the exercise price of each ISO must be at least 100% of the fair market value of the Company's Common Stock as determined on the date of grant. ISOs granted to Ten Percent Stockholders must be at an exercise price of not less than 110% of such fair market value.

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

        As of the date of this Report, ISOs have been granted under the 1995 Stock Option Plan, subject to certain vesting schedules, to purchase up to 300,000 shares of Common Stock, 185,000 of which have been exercised. The 300,000 ISOs have an exercise price of $0.3555 per share.

        Further, as of the date of the Report, ISOs have been granted under the 1996 Stock Option Plan, subject to certain vesting schedules, to purchase up to 622,380 shares of Common Stock. These options have the following per share exercise prices: 285,714 shares ($0.35), 250,000 shares ($0.75), 76,666 shares ($3.00) and 10,000 shares ($1.50).

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

        The exercise period for each NSO will be determined by the Committee at the time such option is granted, but in no event will such exercise period exceed ten (10) years from the date of the grant.

        As of the date of this Report, NSOs have been granted under the 1995 Stock Option Plan, subject to certain vesting schedules, to purchase up to 20,000 shares of Common Stock at an exercise price of $0.15 per share and up to 1,800 shares of Common Stock at an exercise price of $5.00 per share.

        As of the date of this Report, NSOs have been granted under the 1996 Stock Option Plan to purchase up to 8,727,620 shares of Common Stock, subject to certain vesting schedules. These options have the following per share exercise prices: 2,966,667 shares ($3.00), 935,000 shares ($2.125),
515,000 shares ($1.50) and 4,310,953 shares ($0.35).

        Stock Appreciation Rights. Each SAR granted under the Stock Option Plans will entitle the holder thereof, upon exercise of the SAR, to receive from the Company, in exchange therefor, an amount equal in value to the excess of the fair market value on the date of exercise of one share of Common Stock over its fair market value on the date of grant (or in the case of an SAR granted in connection with an option, the excess of the fair market value of one share of Common Stock at the time of exercise over the option exercise price per share under the option to which the SAR relates), multiplied by the number of shares of Common Stock covered by the SAR or the option, or portion thereof, that is surrendered.

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

        Adjustments Resulting from Changes in Capitalization. The number of shares of Common Stock reserved under the Stock Option Plans and the number and price of Common Stock covered by each outstanding option or SAR under the Stock Option Plans will be proportionately adjusted by the Committee for any increase or decrease in the number of issued and outstanding shares of Common Stock resulting from any stock dividends, split-ups, consolidations, recapitalizations, reorganizations or like event.

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

        Directors and Officers Liability Insurance. The Company has obtained directors' and officers' liability insurance with an aggregate liability for the policy year, inclusive of costs of defense, in the amount of $3,000,000. The insurance policy ending April 3, 1998, was renewed as of April 4, 1998 and will expire April 3, 1999.

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

        Termination of Employment and Change of Control Agreements. Except as set forth in employment agreements and stock option agreements of certain employees of the Company and its subsidiaries, the Company has no compensatory plans or arrangements which relate to the resignation, retirement or any other termination of an executive officer or key employee with the Company or a change in control of the Company or a change in such executive officer's or key employee's responsibilities following a change in control.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth the beneficial ownership of Common Stock as of June 26, 1998 by: (i) each person known by the Company to beneficially own 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer of the Company and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law. The information set forth in the table and accompanying footnotes has been furnished by the named beneficial owners:

                 NAME OF                         NO. OF
             BENEFICIAL OWNER                   SHARES(1)      PERCENT(1)
             ----------------                   ---------      ----------
Polmont Investments Limited(2) ........          2,450,000            9.10
Jenny Sun(3) ..........................          2,450,000            9.10
Max Chian Yi Sun(4)....................          2,798,191           10.40
Joseph R. Wright, Jr.(5)...............          6,237,700           18.90
Richard T. McNamar(6)..................            275,000            1.01
Richard S. Braddock(7).................            208,592               *
Drew Lewis(8)..........................            197,518               *
Liang Jiangli..........................                  0               *
James R. Lilley(9).....................             61,074               *
Michael H. Wilson(10)..................            103,222               *
Michael J. Lim(11).....................          1,069,400            3.81
Albert G. Pastino(12) .................            359,199            1.31
James F. O'Brien(13) ..................            338,125            1.24
Xiao Jun(14)...........................            525,000            1.91
All executive officers and                       9,474,830           26.52
  Directors as a group (12 persons)(15)

--------------

*        Less than 1%.
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options currently exercisable, or exercisable within 60 days of June 26, 1998, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person.
(2) The address of Polmont Investments Limited is c/o Havelet Trust Company, PO Box 3136, Road Town, Tortola, British Virgin Islands.
(3) Includes 2,450,000 shares of Common Stock held by Polmont Investments Limited, of which Ms. Sun purports to have voting power. The address of Ms. Sun is 1052 North Beverly Drive, Beverly Hills, CA, 90210.
(4) Includes 2,797,691 shares of Common Stock held by Occidental Worldwide Corporation of which Mr. Sun purports to have sole voting and investment power. The address of Mr. Sun is 126 JLN DEDAP, Taman Ampang Jaya, Trima Jaya, 68000 Ampang, Selangor, Malyasia.
(5) Includes options to purchase 6,000,000 shares of Common Stock. The address of Mr. Wright is c/o AmTec, Inc., 599 Lexington Avenue, 44th Floor, New York, New York 10022.
(6)      Includes options to purchase 250,000 shares of Common Stock.
(7)      Includes options to purchase 30,000 shares of Common Stock.
(8)      Includes options to purchase 30,000 shares of Common Stock.
(9)      Includes options to purchase 30,000 shares of Common Stock.
(10)     Includes options to purchase 30,000 shares of Common Stock.
(11)     Includes options to purchase 1,062,500 shares of Common Stock.
(12)     Includes options to purchase 338,125 shares of Common Stock.
(13)     Includes options to purchase 338,125 shares of Common Stock.
(14)     Includes options to purchase 515,000 shares of Common Stock.
(15) Includes options to purchase 8,723,750 shares of Common Stock of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Footnote 16 to the Consolidated Financial Statements - "Related Party Transactions."


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS: The following financial statements and supplemental data are filed:

        Report of Independent Auditors
        Consolidated Balance Sheets
        Consolidated Statements of Operations
        Consolidated Statements of Stockholders' Equity
        Consolidated Statements of Cash Flows
        Notes to Consolidated Financial Statements

   (2) FINANCIAL STATEMENT SCHEDULES: All applicable financial statement schedules have been omitted because the required information is included in the consolidated financial statements and notes thereto filed as Exhibit
(a) (1).

(b) REPORTS ON FORM 8-K. No Reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ending March 31, 1998.

(c)   EXHIBITS

        The following exhibits, which are furnished with this Annual Report or incorporated herein by reference, are filed as part of this Annual
Report:

EXHIBIT
NUMBER                                  EXHIBIT DESCRIPTION

  2.1 Agreement for Sale of Assets by and between ITV Communications, Inc. and Netmatics, Inc., dated January 11, 1996, and Promissory Note and Security Agreement dated January 16, 1996(1)
  2.2 Agreement of Merger between AVIC Group International, Inc., a Colorado corporation, with and into AVIC Group International, Inc., a Delaware corporation dated July 10, 1996(8)
  3.1 Amendments to Articles of Incorporation of the Company dated June 7, 1996 and June 10, 1996(5)
  3.2     Restated Certificate of Incorporation of the Company(7)
  3.3 Certificate of Ownership and Merger Merging China Telecommunications and Technologies, Inc. into the Company(9)
  3.4 Certificate of Designations of Preferences of Series C Convertible Preferred Stock of the Company(9)
  3.5 Certificate of Designations of Preferences of Series D Convertible Preferred Stock of the Company(7)
  3.6 Certificate of Designations of Preferences of Series E Convertible Preferred Stock of the Company(10)
  3.7     Restated Bylaws of the Company
  4.1     Specimen Common Stock Certificate(9)
 10.1     1995 Stock Option Plan(2)
 10.2     1996 Stock Option Plan(2)
 10.3 Real Property lease between Lexreal Associates and the Company dated May 8, 1995(2)
 10.4 Employment Agreement between Joseph R. Wright, Jr. and the Company dated as of April 15, 1995(3), and amendments thereto dated as of November 21 1995(4) and September 12, 1996(6)
 10.5 Employment Agreement between Michael J. Lim and the Company dated as of November 6, 1995(4)
 10.6 Employment Agreement between Xiao Jun and the Company dated as of January 1, 1996(4)
 10.7 Employment Agreement between Albert G. Pastino and the Company dated as of October 15, 1997(12)
 10.8 Employment Agreement between James F. O'Brien and the Company dated as of October 15, 1997(12)
 10.9 Employment Agreement between Michael J. Lim and the Company dated January 23, 1998
 10.10 Form of Indemnification Agreement for directors and officers of the Company(8)
 10.11 Common Stock Investment Agreement between Promethean Investment Group L.L.C. and the Company dated March 31, 1997, as amended on April 29, 1997(9)
 10.12 China Paging Networks Preliminary Agreement between Beijing CATCH Communications Group Co. and the Company dated April 1995(3)
 10.13 Mobile Telephone Network Preliminary Agreement between Beijing CATCH Communications Group Co. and the Company dated April 27, 1995(3)
 10.14 Cellular Telephone Network Preliminary Agreement between Beijing CATCH Communications Group Co., Tweedia International Limited and the Company dated April 1995(3)
 10.15 Memorandum of Understanding between Hebei United Communications Equipment Company and the Company dated May 1, 1995(3)
 10.16 Letter of Intent between Hebei United Communications Equipment Company and the Company dated October 10, 1995(4)
 10.17 Joint Venture Contract between Hebei United Communications Equipment Company and NTTI dated December 22, 1995(5)
 10.18 Agreement between Hebei United Communications Equipment Company and the Company dated March 22, 1996(5)
 10.19 Joint Venture Contract between Hebei United Telecommunications Development Company, Beijing CATCH Communications Group Co. and the Company dated September 20, 1996(9)
 10.20 Project Cooperation Contract between China United Telecommunications Co. and Hebei United Telecommunications Engineering Company Limited dated February 9, 1996(9)
 10.21 Term Loan Agreement between Hebei United Telecommunications Engineering Company Limited and Bank of Tokyo-Mitsubishi, Ltd. dated August 5, 1996(9)
 10.22 Project Cooperation Contract between Hebei Cable Television Station and Hebei United Communications Equipment Company Limited dated April 8, 1997(9)
 21.1     Subsidiaries of the Company
 23.1     Consent of Deloitte & Touche LLP
 23.2     Consent of Singer, Lewak, Greenbaum & Goldstein
 27       Financial Data Schedule

---------------

(1) Previously filed as part of the Company's Current Report on Form 8-K dated January 19, 1996.
(2) Previously filed as part of the Company's Transition Report on Form 10-KSB for the transition period from October 1, 1994 to March 31, 1995.
(3) Previously filed as part of the Company's Current Report on Form 8-K dated May 1, 1995.
(4) Previously filed as part of the Company's Current Report on Form 8-K dated December 22, 1995.
(5) Previously filed as part of the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996.
(6) Previously filed as part of the Company's Registration Statement on Form S-8 filed on January 31, 1997.
(7) Previously filed as part of the Company's Current Report on Form 8-K dated March 6, 1997.
(8) Previously filed as part of the Company's Definitive Proxy Statement dated April 18, 1996.
(9) Previously filed as part of the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.
(10) Previously filed as part of the Company's Quarterly Report on Form 10-Q/A dated September 30, 1997.
(11) Previously filed as part of the Company's Current Report on Form 8-K dated December 8, 1997.
(12) Previously filed as part of the Company's Quarterly Report on Form 10-Q dated December 31, 1997.


                                 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AMTEC, INC.


                               By /s/ Joseph R. Wright, Jr.
                                  ____________________________
                                  Joseph R. Wright, Jr.
                                  Chairman of the Board,
                                  Chief Executive Officer and
                                  President

Date:  June 26, 1998


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




             SIGNATURE                 TITLE                                         DATE


/s/ Joseph R. Wright, Jr.
--------------------------------       Chairman of the Board of                 June 26, 1998
Joseph R. Wright, Jr.                  Directors, Chief Executive Officer
                                       and President (Principal Executive
                                       Officer)

/s/Richard T. McNamar
--------------------------------       Vice Chairman of the Board of            June 26, 1998
Richard T. McNamar                     Directors

/s/Richard S. Braddock                 Director                                 June 26, 1998
-------------------------------
Richard S. Braddock

/s/Drew Lewis                          Director                                 June 26, 1998
-------------------------------
Drew Lewis

/s/Liang Jiangli                       Director                                 June 25, 1998
-------------------------------
Liang Jiangli

/s/James R. Lilley                     Director                                 June 25, 1998
--------------------------------
James R. Lilley

/s/Michael H. Wilson                   Director                                 June 24, 1998
---------------------------------
Michael H. Wilson

/s/Albert G. Pastino
--------------------------------       Senior Vice President, Chief             June 26, 1998
Albert G. Pastino                      Financial Officer and Treasurer
                                       (Principal Financial and
                                       Accounting Officer)




INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
AmTec, Inc. (formerly AVIC
Group International Inc. and subsidiaries)


We have audited the accompanying consolidated balance sheets of AmTec, Inc. and subsidiaries (formerly AVIC Group International, Inc. and subsidiaries) as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




/S/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

June 11, 1998





             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
AmTec, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of AmTec, Inc. and Subsidiaries (formerly AVIC Group International, Inc. and Subsidiaries) for the year ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of AmTec, Inc. and Subsidiaries (formerly AVIC Group International, Inc. and Subsidiaries) for the year ended March 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended March 31, 1996, the Company had a net loss of $5,281,730. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. These factors, among others, as discussed in Note 1 to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from thew outcome of this uncertainty.



/S/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP



Los Angeles, California
June 18, 1996



AMTEC INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998, AND MARCH 31, 1997                             MARCH 31, 1998  MARCH 31, 1997
-------------------------------------------------------- --------------------------------------
ASSETS
Current assets
  Cash                                                          $10,442,334      $5,390,871
  Accounts receivable                                               114,661
  Prepaid expenses and other current assets                         356,554         182,090
                                                            ---------------------------------
Total current assets                                             10,913,549       5,572,961

  Property, plant & equipment, net                                  897,265        518,020
  Investment in GSM network, net of amortization                 28,461,810     22,017,869
  Additional investment in joint-venture                                         1,192,000
  Office lease deposit                                              113,180        111,500
  Deferred expenses                                                   6,916          5,853
                                                            =================================
TOTAL ASSETS                                                    $40,392,720     $29,418,203
                                                            =================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                 $551,705        $991,194
  Accrued expenses                                                  798,376         780,902
  Loans payable - shareholders                                    1,452,553       2,413,553
  Other current payables                                         10,234,872         450,685
                                                            ---------------------------------
Total current liabilities                                        13,037,506       4,636,334

  Loans payable                                                  20,028,602      11,956,486
  Other payables                                                  1,487,727      10,290,128
  Minority interest                                                 941,974       1,987,167
                                                            ---------------------------------
TOTAL LIABILITIES                                                35,495,809      28,870,115

STOCKHOLDERS' EQUITY

  Series A Convertible Preferred Stock:
    $.001 par value; authorized 10,000,000 shares; 0 and 1,524,178
      shares issued and outstanding in 1998 and 1997, respectively                  1,524

  Series D Convertible Preferred Stock:
    $.001 par value; authorized 10,000,000 shares; 0 and 150 shares
    issued and outstanding in 1998 and 1997, respectively.                               1

  Series E Convertible Preferred Stock:
    $.001 par value; authorized 10,000,000 shares; 73 and 0 shares
    issued and outstanding in 1998 and 1997, respectively.                1

  Common stock:  $.001 par value; authorized 100,000,000 shares;
      26,532,502 and 31,257,921 issued and outstanding in 1998
      and 1997, respectively                                         26,533         31,258

  Additional paid-in capital                                     33,148,529     25,202,108
  Accumulated deficit                                           (27,394,590)   (20,592,536)
  Cumulative foreign currency exchange loss                            613          (1,231)
  Non-refundable equipment purchase deposit                                     (4,572,536)
  Non employee deferred option cost, net                        (1,378,125)
  Warrants                                                          493,950        479,500
                                                            ---------------------------------
TOTAL STOCKHOLDERS' EQUITY                                        4,896,911        548,088

                                                            =================================
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $40,392,720     $29,418,203
                                                            =================================


See notes to consolidated financial statements







AMTEC INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS                            YEAR ENDING         YEAR ENDING         YEAR ENDING
                                                               MARCH 31, 1998      MARCH 31, 1997      MARCH 31, 1996
-------------------------------------------------------------------------------- ------------------- -------------------

Revenues                                                       $        216,348    $        --           $      683,733
                                                             ------------------- ------------------- -------------------

Expenses:
  Cost of revenues                                                                                              637,065
  Selling, general and administrative                                 4,254,009           3,996,151           3,207,570
  Amortization of GSM networks                                        2,183,068
  Research and development                                                                                    1,287,629
                                                             ------------------- ------------------- -------------------

Total Expenses                                                        6,437,077           3,996,151           5,132,264
                                                             ------------------- ------------------- -------------------

Loss from operations                                                (6,220,729)         (3,996,151)         (4,448,531)
                                                             ------------------- ------------------- -------------------

Other income (expense)
  Rental income                                                          95,667              42,420
  Interest income                                                       239,067             152,824
  Gain from sale of assets                                                                                      31,880
  Amortization stock options granted non employees                    (459,375)
  Loss from abandoned assets                                           (87,441)                               (130,840)
  Equity in losses of unconsolidated subsidiary                                                               (500,000)
  Interest expense                                                    (125,586)           (129,039)           (241,856)
  Exchange loss                                                         (3,484)            (19,490)
  Other - net                                                          113,320                                   7,617
  Write off investment in affiliate                                                       (198,538)
                                                             ------------------- ------------------- -------------------

Total other income (expense)                                          (227,832)           (151,823)           (833,199)
                                                             ------------------- ------------------- -------------------

Loss before minority interest                                       (6,448,561)         (4,147,974)         (5,281,730)
Minority interest in loss of subsidiaries                           (1,045,193)             83,089
                                                             ------------------- ------------------- -------------------

Net loss                                                            (5,403,368)         (4,064,885)         (5,281,730)

Preferred stock dividend                                             1,398,686              10,000                   -

                                                             =================== =================== ===================
Loss applicable to common shares                               $    (6,802,054)   $     (4,074,885)   $     (5,281,730)
                                                             =================== =================== ===================

Basic loss per common share                                    $         (0.23)  $           (0.14)  $           (0.21)
                                                             =================== =================== ===================

Weighted average common shares outstanding                           29,843,712          29,102,347          25,651,045
                                                             =================== =================== ===================







AMTEC INC. AND SUBSIDIARIES

CONSOLIDATED STAETMENTS OF STOCKHOLDERS' EQUITY/(DEFICIENCY)
----------------------------------------------------------------------------------------------------------------------------
                                                            SERIES A          SERIES B        SERIES C        SERIES D
                                      COMMON STOCK       PREFERRED STOCK    PREFERRED STOCK PREFERRED STOCK PREFERRED STOCK
                                     ---------------     -----------------  --------------- --------------- ---------------
                                     SHARES   AMOUNT     SHARES     AMOUNT  SHARES  AMOUNT  SHARES  AMOUNT  SHARES   AMOUNT

BALANCE, April 1, 1995            25,243,409  25,244         -       -        -      -        -        -      -      -

Issuance of Series A preferred
  stock for interest in deposit,
  December 1995                        -       -       1,524,178   1,524      -      -                        -      -
Sale of common stock for cash      1,302,020   1,302         -       -        -      -                        -      -
Conversion of stockholders'
  loans to common stock,
  February 1996                    1,891,553   1,891         -       -        -      -        -        -      -      -
Exercise of options, February
1996                                    -       -            -       -        -      -        -        -      -      -
Equipment purchase deposit              -       -            -       -        -      -                        -      -
Net loss                                -       -            -       -        -      -        -        -      -      -
-----------------------------------------------------------------------------------------------------------------------------

BALANCE, March 31, 1996           28,436,982  28,437   1,524,178   1,524      -      -        -        -      -      -

Issuances of Series B preferred
  stock                                 -       -           -       -        100     1        -        -      -      -
Conversion of Series B shares      1,507,477   1,507        -       -       (100)   (1)       -        -      -      -
Issuance of Series D preferred-
stock                                   -       -           -       -         -      -        -        -     150      1
Common shares issued for services
  rendered                            90,962      91        -       -         -      -        -        -      -      -
Common shares issued to employees    212,500     213        -       -         -      -        -        -      -      -
  as compensation
Common shares issued for
directors fees                         10,000     10        -       -         -      -        -        -      -      -
Sale of common shares               1,000,000   1,000       -       -         -      -        -        -      -      -
Preferred dividends                      -         -        -       -         -      -        -        -      -      -
Warrants                                 -         -        -       -         -      -        -        -      -      -
Cumulative foreign exchange loss         -         -        -       -         -      -        -        -      -      -
Net loss                                 -         -        -       -         -      -        -        -      -      -
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, March 31, 1997            31,257,921  31,258  1,524,178  1,524       -      -         -        -     -     150     1
-----------------------------------------------------------------------------------------------------------------------------
Exercise of employee stock
   options                             69,000      69      -       -         -      -         -        -      -      -
Issuance of Series C preferred          -         -        -       -         -      -       250        -1     -      -
   stock
Common shares issued for services
rendered                               23,233      23      -       -         -      -         -        -      -      -
Conversion of Series D shares to    2,236,507   2,237      -       -         -      -         -        -    (150)    (1)
common stock
Common stock investment agreement
  - net of cancellation             1,019,465   1,019      -       -         -      -         -        -     -        -
Common shares issued for               40,000      40      -       -         -      -         -        -     -        -
directors fees
Cancellation of Series A preferred          -       - (1,524,178) (1,524)    -      -         -        -     -        -
Cancellation of common stock      (12,727,909)(12,728)    -       -          -      -         -        -      -       -
Tweedia loan cancellation
Allocation of non-refundable
  deposit from former affiliate
Other                                    -         -      -      -
Conversion of Series C shares to
  stock                             4,507,639   4,508     -       -         -       -        (219)    (1)      -      -
Issuance of Series E preferred         -          -       -       -         -       -         -        -         -      -
stock
Conversion of Series E shares to      106,646     107     -       -         -      -         -        -          -     (1)
common stock
Buyback of Series C preferred             -        -      -       -         -      -         (31)     -          -       -
stock
Deferred financing costs, net
  of amortization                        -         -      -       -         -      -         -        -          -      -
Stock options issued to third
  party                                  -         -      -       -         -      -         -        -          -      -
Advance to joint venture partner         -         -      -       -         -      -         -        -          -      -
Preferred stock dividends
Cancellation of Warrants                 -         -      -       -         -      -         -        -          -      -
Dividends related to discount on
 conversion of preferred shares          -         -      -       -         -      -         -        -          -      -
Net loss
-----------------------------------------------------------------------------------------------------------------------------
 BALANCE, March 31, 1998           26,532,502 $26,533     -       -         -      -         -        -          -      -
----------------------------------------------------------------------------------------------------------------------------







                                   ------------------------------------------------------------------------------------------
                                      SERIES E                                           CUMULATIVE   ADVANCE
                                    PREFERRED STOCK             ADDITIONAL                FOREIGN    TO JOINT    EQUIPMENT
                                    ----------------             PAID-IN    ACCUMULATED   EXCHANGE    VENTURE     PURCHASE
                                    SHARES   AMOUNT   WARRANTS   CAPITAL     DEFICIT    GAIN (LOSS)   PARTNER     DEPOSIT


BALANCE, April 1, 1995                -         -        -      9,995,265  (11,245,921)     -           -             -

Issuance of Series A preferred
  stock for interest in deposit,
  December 1995                       -         -        -      4,571,012        -         -            -             -
Sale of common stock for cash         -         -        -      2,192,681        -         -            -             -
Conversion of stockholders'
  loans to common stock,
  February 1996                       -         -        -      1,889,662        -         -            -             -
Exercise of options, February
1996                                  -         -        -           -           -         -            -             -
Equipment purchase deposit            -         -        -           -           -         -            -      (4,572,536)
Net loss                              -         -        -           -      (5,281,730)    -            -             -
---------------------------------------------------------------------------------------------------------------------------

BALANCE, March 31, 1996               -         -        -     18,648,620  (16,527,651)    -            -      (4,572,536)

Issuances of Series B preferred
  stock                               -         -       -       2,341,218        -         -            -            -
Conversion of Series B shares         -         -       -          (1,506)       -         -            -            -
Issuance of Series D preferred-
stock                                 -         -       -       1,499,999        -         -            -            -
Common shares issued for services
  rendered                            -         -       -         316,249        -         -            -            -
Common shares issued to employees     -         -       -         318,538        -         -            -            -
Common shares issued for
directors fees                        -         -       -          89,990        -         -            -            -
Sale of common shares                 -         -       -       1,999,000        -         -            -            -
Preferred dividends                                               (10,000)
Warrants                              -         -     479,500        -           -         -            -            -
Cumulative foreign exchange loss      -         -       -            -           -      (1,231)         -            -
Net loss                              -         -       -            -     (4,064,885)     -            -            -
---------------------------------------------------------------------------------------------------------------------------
BALANCE, March 31, 1997               -         -     479,500  25,202,108  20,592,536)  (1,231)        -        (4,572,536)
---------------------------------------------------------------------------------------------------------------------------
Exercise of employee stock
   options                           -         -       -           34,681         -        -           -             -
Issuance of Series C preferred       -         -       -        2,499,999         -        -           -             -
   stock
Common shares issued for services
rendered                             -         -       -           66,934         -        -           -             -
Conversion of Series D shares to     -         -       -          129,673         -        -           -             -
common stock
Common stock investment agreement
  - net of cancellation              -         -       -           (1,019)        -        -           -             -
Common shares issued for             -         -       -           84,960         -        -           -             -
directors fees
Cancellation of Series A
  preferred                          -         -       -       (4,571,012)        -        -                     4,572,536
Cancellation of common stock         -         -       -           12,728
Tweedia loan cancellation                                          25,000
Allocation of non-refundable
  deposit from former affiliate                                   850,000         -        -          -              -
Other                                -         -       -             (580)        -        -          -              -
Conversion of Series C shares to
  stock                              -         -       -           (4,507)        -        -          -              -
Issuance of Series E preferred       -         -       -        6,759,000         -        -          -              -
  stock
Conversion of Series E shares        -         -       -                          -        -          -              -
  to common stock                                                    (107)
Buyback of Series C preferred        -         -       -          (406,100)       -        -          -              -
stock
Deferred financing costs, net
  of amortization                    -         -    161,450      (229,415)        -        -          -              -
Stock options issued to third                                   1,837,500         -        -          -              -
  party                              -         -
Advance to joint venture partner     -         -      -              -                            (540,000)
Preferred stock dividends                                       1,398,686    (1,398,686)   -          -              -
Cancellation of Warrants             -         -  (147,000)        -             -         -          -
Cumulative foreign exchange gain                                   -             -      1,844
Net loss                             -         -      -            -        (5,403,368)    -          -              -
---------------------------------------------------------------------------------------------------------------------------
 BALANCE, March 31, 1998            73      $1   $493,950    $33,688,529  ($27,394,590)   $613    (540,000)        $0
---------------------------------------------------------------------------------------------------------------------------





                                     --------------------
                                     DEFERRED
                                     OPTION
                                      COSTS     TOTAL

BALANCE, April 1, 1995                   -     (1,255,412)

Issuance of Series A preferred
  stock for interest in deposit,
  December 1995                          -      4,572,536
Sale of common stock for cash            -      2,193,983
Conversion of stockholders'
  loans to common stock,
  February 1996                          -      1,891,553
Exercise of options, February
   1996                                  -          -
Equipment purchase deposit               -     (4,572,536)
Net loss                                 -     (5,281,730)
----------------------------------------------------------

BALANCE, March 31, 1996                  -     (2,421,606)

Issuances of Series B preferred
  stock                                   -     2,341,219
Conversion of Series B shares             -           -
Issuance of Series D preferred-
stock                                     -     1,500,000
Common shares issued for service
  rendered                                -       316,340
Common shares issued to employee          -       318,751
Common shares issued for
directors fees                            -        90,000
Sale of common shares                     -     2,000,000
Preferred dividends                       -       (10,000)
Warrants                                  -       479,500
Cumulative foreign exchange loss          -        (1,231)
Net loss                                  -    (4,064,885)
------------------------------------------------------------
BALANCE, March 31, 1997                   -       548,088
------------------------------------------------------------
Exercise of employee stock
   options                                -        34,750
Issuance of Series C preferred            -     2,500,000
   stock
Common shares issued for service
rendered                                  -        66,957
Stock options issued to employee          -       250,000
Conversion of Series D shares to          -       131,909
common stock
Common stock investment agreemen
  - net of cancellation                   -             0
Common shares issued for                  -        85,000
directors fees                            -
Cancellation of Series A
  preferred                               -             -
Cancellation of common stock                            0
Tweedia loan cancellation                           25,000
Allocation of non-refundable
  deposit from former affiliate           -        850,000
Other                                     -           (580)
Conversion of Series C shares to
  stock                                   -
Issuance of Series E preferred            -      6,759,001
  stock
Conversion of Series E shares             -
  to common stock
Buyback of Series C preferred             -       (406,100)
stock
Deferred financing costs, net
  of amortization                         -        (67,965)
Stock options issued to third        (1,378,125)   459,375
  party
Advance to joint venture partner                  (540,000)
Preferred stock dividends                 -             -
Cancellation of Warrants                          (147,000)
Cumulative foreign exchange gain                      1,844
Net loss                                         (5,403,368)
-----------------------------------------------------------
 BALANCE, March 31, 1998          ($1,378,125)  $4,896,911
-----------------------------------------------------------





AMTEC INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS                             YEAR ENDING     YEAR ENDING     YEAR ENDING
                                                                MARCH 31, 1998  MARCH 31, 1997  MARCH 31, 1996
---------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                      $  (5,403,368)   $ (4,064,885)  $  (5,281,730)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Amortization of deferred option costs                             459,375
    Amortization of capitalized software development cost                                             281,250
    Depreciation and amortization of GSM investment                 2,274,443          43,193         346,005
    Loss from abandoned assets                                         87,441                         130,840
    Gain from sale of assets                                                                          (31,880)
    Minority Interest in net loss                                                      83,089
    Issuance of warrants for services rendered                                        479,500
    Issuance of common stock and options for
      directors' fees, and professional services rendered             151,957         725,091
    Equity in losses of unconsolidated subsidiary                                                     500,000
      (Increase) Decrease in:
      Accounts receivable                                            (114,661)                         98,895
      Inventories                                                                                     (96,091)
      Prepaid expenses and other current assets                      (174,464)      5,948,801         (91,200)
      Office lease deposit                                             (1,680)         55,700
      Other assets                                                                                   (131,887)
      Deferred expenses                                                (1,063)         59,412
    Increase (decrease) in:
      Accounts payable and accrued expenses                          (422,015)         98,221       1,251,464
      Other current payables                                         9,784,187
      Loans payable - stockholders                                    (111,000)       129,839         136,982
     Minority Interest                                             (1,045,193)
                                                                --------------- --------------- ---------------

Net cash provided by (used in) operating activities                 5,483,959       3,557,961      (2,887,352)
                                                                --------------- --------------- ---------------

Cash flows from investing activities:
    Investment in Netmatics                                           (87,441)
    Purchase of property and equipment                               (470,620)       (362,417)       (119,592)
    Joint venture deposit
                                                                                     1,170,000     (1,170,000)
    Proceeds from sale of assets
                                                                                                       250,000
    GSM construction cost                                          (8,627,007)     (21,880,584)

    Joint venture's net liabilities assumed                                          6,549,703

    Timing reversal of investment in joint venture                   1,192,000      (1,192,000)
                                                                --------------- --------------- ---------------

Net cash used in investing activities                              (7,993,068)    (15,715,298)     (1,039,592)
                                                                --------------- --------------- ---------------

Cash flows from financing activities
    Warrants issued for services rendered -
      net of charges to APIC                                         (215,546)
    Borrowings                                                       8,072,116      11,521,100        739,952
    Other long term payables                                        (8,802,401)
    Loans payable to stockholders                                       25,000
    Advance to joint venture partner                                  (540,000)
    Proceeds from sale of common stock                                 166,659       2,000,000       2,193,983
    Proceeds from sale of Series B convertible
     preferred stock                                                                 2,341,219
    Proceeds from sale of Series D convertible
     preferred stock                                                                 1,500,000
    Proceeds from sale of Series C convertible
     preferred stock - net                                           2,093,900
    Proceeds from sale of Series E convertible
     preferred stock                                                 6,759,000
                                                                --------------- --------------- ---------------

Net cash provided by financing activities                            7,558,728      17,362,319       2,933,935
                                                                --------------- --------------- ---------------

Effect of exchange rate changes on cash                                  1,844          --              --
                                                                --------------  --------------- --------------
Net increase (decrease) in cash and cash equivalents                 5,051,463       5,204,982       (993,009)

Cash and cash equivalents, beginning of period                       5,390,871         185,889      1,178,898
                                                                --------------- --------------- ---------------

Cash and cash equivalents, end of period                         $  10,442,334    $  5,390,871    $    185,889
                                                                =============== =============== ===============





AMTEC., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
---------------------------------------------------------------------


                       SUPPLEMENTAL CASH INFORMATION:

No interest or income taxes were paid during fiscal 1998, 1997, and 1996


                       NON CASH FINANCING ACTIVITIES:

In fiscal 1998, preferred stock dividends of $1,398,686 were recognized upon conversion of the Convertible Preferred Series C, D, and E.

In fiscal 1998, 150 shares of Series D Convertible Preferred Stock were converted into 2,236,507 shares of common stock (inclusive of conversions of preferred dividends and related warrants).

In fiscal 1998, 219 shares of Series C Convertible Preferred Stock were converted into 4,507,639 shares of common stock.

In fiscal 1998, 0.8 share of Series E Convertible Preferred Stock was converted into 106,646 shares of common stock.

In fiscal 1998, 12,727,909 shares of common stock were cancelled upon determination that the full purchase price for such shares was not paid.

In fiscal 1998, $850,000 Notes Payable related to a non-refundable deposit received from a former affiliate was credited to Additional Paid in Capital.

In fiscal 1998, 1,524,178 shares of the Company's Series A Convertible Preferred Shares were cancelled in accordance with the terms of a subscription agreement.

In fiscal 1998, the Company issued stock options valued at $1,837,500 to the Hebei provincial government in exchange for a long term cooperation agreement.

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


See notes to consolidated financial statements


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND LINE OF BUSINESS - AmTec, Inc. (the "Company" or "AmTec") through its majority-owned subsidiary in the People's Republic of China ("PRC") is involved in providing financing and building telecommunications networks for third parties in the PRC. The Company, through its wholly-owned subsidiary ITV Communications, Inc. ("ITV") was engaged in the design, manufacture and sale of technologically advanced communication devices. In January 1996, the Company sold all of the business and operating assets of ITV and is no longer involved in the business that ITV was engaged in.

     On July 8, 1997, the Company changed its name from AVIC Group International, Inc. to AmTec, Inc.

     During fiscal 1998 the Company organized two wholly-owned subsidiaries, one a Bermuda company and the other a British Virgin Island company. There was no activity in either company during the year ended March 31, 1998.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the Company, its 70% owned subsidiary Hebei United Telecommunications Equipment Co., Ltd. and subsidiary ("Hebei Equipment") (a limited life Sino-foreign joint venture) and its wholly-owned subsidiary, ITV Communications, Inc. For the period ending March 31, 1998, the Company used an ownership percentage of 60.8% for purposes of consolidation since it did not increase its ownership percentage in Hebei Equipment until after the close of Hebei Equipment's fiscal year end on December 31, 1997. All significant intercompany accounts and transactions are eliminated in consolidation. Hebei Equipment owns 51% of Hebei United Telecommunications Engineering Company, Ltd. ("Hebei Engineering").

     The financial statements of Hebei Equipment included in the consolidated financial statements are as of and for the periods ended December 31, 1997 and 1996, Hebei Equipment's year-end. During the period January 1, 1997 to March 31, 1997, the Company's fiscal year end, an additional $1,192,000 had been advanced by the Company to Hebei Engineering. Such amount did not eliminate in the 1997 consolidation due to the different year-end dates between AmTec and Hebei Equipment. As such, the amount has been included in the balance sheet at March 31, 1997, as Additional Investment in Joint Venture.

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

     Depreciation is provided using the straight line method, to write off the cost of property and equipment over their estimated useful lives, after deducting the estimated salvage value of the assets as follows:

          Land and buildings                                20 years
          Furniture, fixtures and equipment                 5 years
          Motor vehicles                                    5 years
          Leasehold improvements                            5 years
          Computer equipment                                3 years

     The Company evaluates the operating and financial performance of its long-lived assets for potential impairments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which prescribes the method for measuring impairment. If an asset is determined to be impaired, the capitalized costs are written down to fair value.

     REVENUE RECOGNITION - Revenue related to the Company's cellular telephone networks is recognized only upon receipt of payment from the networks' operator. As such, the Company does not accrue revenue. (See
     Note 3 as to the current cellular telephone project.) Revenue related to the Company's former operations of ITV was derived primarily from product sales, and was recognized upon shipment of the products.

     RESEARCH AND DEVELOPMENT COSTS - Research and development costs of ITV were charged to expense as incurred. These costs consisted primarily of salaries and consulting fees.

     INCOME TAXES - The Company uses the asset and liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109 "Accounting for Income Taxes."

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

     LOSS PER SHARE - Basic loss per common share is based on the weighted average number of common shares outstanding during the year. The effect of shares issuable upon exercise of warrants and stock options is anti-dilutive, therefore diluted earnings per share is not presented. The Company adopted the provisions of FASB 128 during the fiscal year ended March 31, 1998. Adoption of such statement did not have a material effect on results of operations and financial condition.

     RECLASSIFICATION - Certain amounts for the fiscal years ended March 31, 1997 and 1996 have been reclassified to conform to the current year's presentation.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Comprehensive Income - In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This statement is effective for financial statements issued for periods beginning after December 15, 1997. Management has evaluated the effect on its financial reporting of the adoption of this statement and has found the majority of required disclosures not to be applicable and the remainder not to be significant.

     Segments of an Enterprise and Related Information - In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments, in each case to the corresponding amounts in the general purpose financial statements. The Company has not yet determined what additional disclosures may be required in connection with adopting SFAS 131.

2.   CONSOLIDATION OF MAJORITY OWNED SUBSIDIARY

     The Company determined that it should conduct its operations in the PRC through a Sino Foreign Joint Venture ("SFJV"). In March 1996, the Company invested $1,170,000 in a PRC joint venture, advanced $540,000 to its joint venture partner and requested from the Hebei Provincial government approval for conversion of such company to an SFJV. In September 1996, preliminary regulatory approval for Hebei Equipment was granted and the SFJV was formed with the Company holding a 60.8% interest in the entity. In April 1997, the Company received final PRC regulatory approval for the SFJV. The Company invested an additional $276,000 in Hebei Equipment during the fiscal year ended March 31, 1998, resulting in an increase in its holding to 70%.

     Hebei Equipment holds a 51% interest in Hebei Engineering, which is developing GSM networks in the ten largest cities in Hebei Province, PRC. Nippon Telegraph and Telephone International, Inc. ("NTTI") and Itochu Corporation hold the remaining 49% interest in Hebei
     Engineering.

3.   INVESTMENT IN GSM PROJECT

     Hebei Equipment, through its 51%-owned subsidiary, Hebei Engineering, has invested approximately $30,650,000 in the construction of GSM telecommunications networks (the "GSM networks") in Hebei Province of the PRC. The GSM networks are being built pursuant to a 15-year agreement with China United Communications Company ("UNICOM"). Terms of the agreement include the following:

         o Initially, UNICOM will own 30% of the assets while Hebei Engineering will own 70% of the assets.

         o Both parties agree to distribute the profit according to the "Distributable Cash Flow" (as defined) with 22% going to UNICOM and 78% going to Hebei Engineering.

         o Each year, Hebei Engineering will transfer assets equal in value to the Distributable Cash Flow received up to 60% of the assets.

         o Upon the termination of the contract the remaining 10% of the network assets shall be assigned to UNICOM without any further consideration.

         o Hebei Engineering will continue to receive 78% of the Distributable Cash Flow after transfer of all the assets for the remainder of the 15-year period.

     Under PRC law, foreign entities, such as Hebei Engineering, are not permitted to own or operate telecommunications networks. Substantially all of the Company's revenues are derived from contractual arrangements for the sharing of cash flow from network operations rather than from ownership or operation of the networks. The Company has recorded its investment (Investment in GSM network) at cost and is amortizing it over the remaining life of the project beginning with the fiscal year ending March 31, 1998. Income is recognized on receipt of Distributable Cash Flow. Management's current cash flow projections indicate the investment is fully realizable. UNICOM commenced operation of the GSM network in February 1997.

     Amortization of the Investment in GSM network for the year ended March 31, 1998 amounted to approximately $2,183,000.

4.   INVESTMENT IN MULTIMEDIA PROJECT

     Through Hebei Equipment, AmTec entered into a 20-year agreement (the "Hebei Multimedia Agreement") on April 8, 1997 with Hebei Cable Television Station ("Hebei CATV") to (i) finance and assist Hebei CATV in the construction of an advanced fiber-optic and microwave network (the "Multimedia Network") that will connect the existing cable television systems in the eleven major cities in Hebei Province, and
     (ii) provide consulting and management support services to Hebei CATV in its operation of the Multimedia Network. Hebei Equipment is entitled to a share of the distributable cash flow (defined as net income plus depreciation) from the Multimedia Network for a 20-year period commencing on the date of completion of the Multimedia Network. Prior to repayment of Hebei Equipment's investment, Hebei Equipment will receive 80% of distributable cash flow thereafter, Hebei Equipment will receive 30% of distributable cash flow.

     The Multimedia Network began operations in October 1997 and, upon completion, will be used to transmit cable television programming on a province-wide basis to the eleven cities connected by the Multimedia Network. Hebei CATV will derive revenues from the cable operators in the eleven cities for providing this programming and will also receive advertising revenues. Further, spare capacity will be available for leasing to telecommunications operators and data network users in Hebei.

     As of March 31, 1998, the Company had invested approximately $120,000 in the Multimedia Network in the form of a loan to Hebei CATV to fund construction work. The Company is currently in discussions, through Hebei Equipment, to determine the extent of its future involvement in this project.

     As of June 1998, Hebei CATV had completed substantial construction work on the Multimedia Network. However, due to the announced restructuring of the Ministry of Radio, Film and Television, the ultimate regulator of cable television operations in China, Hebei CATV has put further construction of the Multimedia Network on hold pending the completion of this restructuring.

5.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                            1998             1997
                                            ----             ----

       Land and buildings             $    559,235       $  195,350

       Furniture, fixtures and
       equipment                           240,197          249,268

       Motor vehicles                      153,538          111,298

       Computer software                    80,921           12,273

       Leasehold improvements               17,498           12,580
                                      --------------    -------------
                                         1,051,389          580,769
       Less accumulated
       depreciation                        154,124           62,749
                                      -------------     ------------
                                        $  897,265        $ 518,020
                                      ==============    ===========


     Depreciation expense for fiscal 1998, 1997, and 1996 was $91,375, $43,193, and $346,005 respectively.

6.   OTHER PAYABLES

     Included in Other Current Payables are amounts due for equipment purchases related to construction of the GSM network. These amounts are due vendors under deferred payment terms with such terms and payments being guaranteed by NTTI and Ito Chu Corporation with no recourse to the Company. Liabilities are payable as follows:

             LIABILITIES PAYABLE
                 Current                     $ 10,234,872
                  1999                            520,789
                  2000                            495,909
                  2001                            471,029
                                               ----------
                  Total                        11,722,599
          Less: current portion                10,234,872
                                               ----------
                                               $1,487,727
                                              ===========

7.   LOANS PAYABLE

     Loans payable consists of the following:

                                         1998                  1997
                                         ----                  ----

        Amounts due to               $ 1,452,553           $ 2,413,553
        shareholders(1)

        Bank loan(2)                  20,028,602            11,956,486
                                      ----------            ----------
                                      21,481,155            14,370,039

        Less: current maturities       1,452,553            2,413,553
                                     -----------           ----------
                                     $20,028,602           $11,956,486
                                     ============          ===========



      (1) The amounts are payable on demand by ITV, a wholly owned subsidiary, and bear interest at 8.5% per annum. There is no recourse to AmTec, Inc. for these loans.

      (2) On August 5, 1996, Hebei Engineering obtained a loan facility of approximately $20,000,000 from the Bank of Tokyo - Mitsubishi, Ltd. Beijing Branch at an annual rate of 6.82%, all of which was borrowed as of December 31, 1997. The obligation of the borrower under the agreement was guaranteed by NTTI, with no recourse to AmTec, Inc. The principal of the loan shall be repaid in five equal, consecutive, semi-annual installments, each in an amount equal to one-fifth of the principal amount of the loan outstanding on the third anniversary of the date of the agreement with subsequent installments on the last day of each of the next four six-month periods thereafter, provided, however, that the last such installment shall be in the amount necessary to repay in full the unpaid principal amount of the loan. Borrowings under this facility are repayable as follows:

       YEAR ENDING MARCH 31,

           1998                                     $ 0

           1999                                        0

           2000                                  8,000,000

           2001                                  8,000,000

           2002                                  4,028,602
                                                 ---------
                                              $ 20,028,602
                                              ============

8.   COMMITMENTS AND CONTINGENCIES

     LEASES - The Company leases a facility for its corporate and operations offices under a long-term lease agreement. Minimum annual rental commitments under this lease are as follows:

       MARCH 31,
       1999                                       $ 334,400
       2000                                         334,400
       2001                                         139,332
                                                   --------
                                                  $ 808,132
                                                  =========


     Rent expense for fiscal 1998, 1997 and 1996 was $337,763, $369,969 and
     $399,992 respectively.

     EMPLOYMENT AGREEMENTS - The Company has entered into employment agreements with officers expiring through April 2002 with aggregate annual salaries of $1,475,000.

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

     FOREIGN CURRENCY EXCHANGE - The Company's joint ventures will receive nearly all of their revenue in Renminbi, which will need to be converted to other currencies, primarily U.S. dollars, and remitted outside the PRC. Although the Renminbi is not a freely convertible currency at present, effective July 1, 1996, foreign currency "current account" transactions by foreign investment enterprises, including Sino-foreign joint ventures, are no longer subject to the approval of State Administration of Foreign Exchange ("SAFE", formerly, "State Administration of Exchange Control"). These transactions need only a ministerial review, according to the Administration of the Settlement, Sale and Payment of Foreign Exchange Provisions promulgated in 1996. "Current account" items include international commercial transactions, which occur on a regular basis, such as those relating to trade and provision of services. Distributions to joint venture parties also are considered a "current account transaction." Other non-current account items, known as "capital account" items, remain subject to SAFE approval.

     EMPLOYEE RETIREMENT BENEFITS AND POST-RETIREMENT BENEFITS - The Company's Chinese employees in the PRC are entitled to a retirement pension calculated with reference to their basic salaries on retirement and their length of services in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to these retired staff. The Company is required to make contributions to the state retirement plan at 18% of the adjusted monthly basic salaries of the current employees. The Company is not obligated under any other post-retirement plans and post-employment benefits are not material.

 9.  STOCKHOLDERS' EQUITY

     CANCELLATION OF SERIES A CONVERTIBLE PREFERRED STOCK - On August 19, 1997, upon determination that the entire amount of a non-refundable deposit had been forfeited by a former affiliate, the Company cancelled all of the outstanding Series A Convertible Preferred Stock (the "Series A Shares"). On December 19, 1995, the Company had issued 1,524,178 shares of the Company's Series A Shares in consideration of the transfer of a $4,572,536 non-refundable equipment purchase deposit to the Company from a former affiliate. The Subscription Agreement for the Series A Convertible Preferred Stock provided that, if all or any portion of the deposit should be forfeited at any time and for any reason whatsoever by the former affiliate an equivalent number of the Series A Shares issued to it would be cancelled.

     CANCELLATION OF CERTAIN SHARES OF COMMON STOCK - On December 8, 1997, the Company reduced its outstanding common stock and credited its Additional Paid in Capital $12,728 as a result of canceling 12,727,909 shares of its common stock and 318,182 options to purchase its common stock issued to Tweedia International, Ltd. The cancellation was based on a determination that the full purchase price for the shares was never paid. The 12,727,909 cancelled shares represented approximately thirty-eight percent of the total number of the Company's common shares outstanding prior to the cancellation of such shares.

     In addition, the Company cancelled an agreement with a former affiliate, which gave the Company a right of first refusal on certain investment opportunities in the Peoples Republic of China. (See Note 16-"Related Party Transactions".)

     CONVERSION OF LOANS PAYABLE - In December 1995, loans payable and accrued interest in the amount of $1,891,553 were converted to common stock at a price per share of $1.00 (based on other market sales at the time).

     SALE OF COMMON STOCK - In September and November 1995, and February 1996, the Company sold an aggregate of 976,000 shares of common stock for $976,000. In March 1996, the Company entered into a stock purchase agreement to sell 191,020 shares of common stock for $1,170,000, a price of $6.125 per share.

     In November 1996, the Company sold 1,000,000 shares of the Company's common stock through subscription agreements. The Company received $2 million in proceeds with respect to these subscriptions. The price per share reflected the quoted market value of the common shares at the time of the transactions.

     During fiscal 1998, 69,000 common shares were sold in connection with the exercise of certain employee stock options. Proceeds from these sales aggregated $34,750.

     SERIES B CONVERTIBLE PREFERRED STOCK - In June 1996, the Company completed a $2,500,000 offering of its Series B Convertible Preferred Stock ("Series B Preferred"). The net proceeds the Company received were approximately $2,341,000. The offering consisted of 100 shares of Series B Preferred at $25,000 per share and 1,506,677 warrants to purchase common stock of the Company. Each warrant entitles the holder to purchase one share of common stock at a fixed conversion price. During fiscal 1997, all outstanding Series B shares were converted to 1,507,477 common shares.

     SERIES D CONVERTIBLE PREFERRED STOCK - In March 1997, the Company completed a $1,500,000 offering of its Series D Convertible Preferred Stock ("Series D Preferred"). The offering consisted of 150 shares of Series D Preferred at $10,000 per share and warrants to purchase common stock of the Company. The holder was entitled to cumulative dividends at the annual rate of 8% per annum per share, payable quarterly in shares of Common Stock or, in cash in connection with any payment pursuant to a Conversion Default at the election of the Company's board of directors. During fiscal 1998, the Series D Preferred was converted into common stock of the Company at a conversion rate equal to the lowest trading price of the Company's common stock during the 30 days preceding each conversion date. In addition, the Series D Preferred shareholders converted their warrants into common stock at prices aggregating $131,909. Such Series D Preferred and warrant conversions aggregated 2,236,507 shares. In connection with the discount for the above conversion, the Company credited Additional Paid in Capital $48,677 and charged preferred dividends in an equal amount.

     SERIES C CONVERTIBLE PREFERRED STOCK - In June 1997, the Company completed a $2,500,000 offering of its Series C Convertible Preferred Stock ("Series C Preferred"). The offering consisted of 250 shares of Series C Preferred at $10,000 per share and entitled the holder to cumulative dividends at an annual rate of 8% per annum per share. The dividends were payable quarterly in shares of Common Stock or, in cash in connection with any payment pursuant to a Conversion Default at the election of the Company's board of directors. Such Series C shares were converted at conversion rates equal to the lowest trading price of the Company's common stock during the 30 business days immediately preceding each conversion date. During fiscal 1998, 219 outstanding Series C shares were converted into 4,507,639 common shares. In addition, the Company repurchased and retired 31 Series C shares for consideration of $406,100. In connection with the discount for the above conversion, the Company credited Additional Paid in Capital $260,784 and charged preferred dividends in an equal amount.

     SERIES E CONVERTIBLE PREFERRED STOCK - On October 22, 1997, the Company issued 74 shares of its Series E Convertible Preferred Stock, par value $.001 per share (the "Series E Preferred Shares") at a price of $100,000 per share and paying an 8% in-kind dividend. The net proceeds the Company received were approximately $6,759,000. The holders of Series E Preferred Stock have no voting rights except with respect to certain matters that affect the rights related to the Series E Preferred Stock.

     Conversion of the Series E Shares into Common Stock,which is restricted by certain "lock-up" agreements, is based on the lower of:
     (i) the lesser of a 10% premium to the market price of the Company's Common Stock, as reported on the American Stock Exchange, at the time of the investment's closing or of a 10% premium to the 10 day average trading price six months after the close or (ii) a discount to the lowest trade during the five (5) trading days prior to each conversion. The discount, which ranges from 15% to 20%, depends upon the date of the shareholders' conversion of the Series E shares, with the discount increasing as the period the shares are held increases. Warrants were issued to five of the Series E Investors to purchase up to 1,236,364 shares of the Company's Common Stock at a price equal to 120% of the market price of the Company's Common Stock at the time of the investment's closing. The number of warrants issued to each investor depended upon the amount invested and the length of the "lock-up" agreed upon between the Company and investor.

     The Company registered 13,832,792 shares of common stock on January 16, 1998, to cover the common stock issuable to the Series E Holders upon conversion of their Series E shares and exercise of their warrants. As of March 31, 1998, 0.8 share of the Series E Preferred Stock was converted into 106,646 shares of the Company's common stock. In connection with the discount for the above conversion, the Company credited Additional Paid in Capital $1,089,225 and charged preferred dividends in an equal amount.

     STOCK WARRANTS - During fiscal 1998, the Company issued warrants to purchase 326,171 shares of the Company's Common Stock to the Placement Agent as fees for services in connection with the placement of the Series E Convertible Preferred Stock described above. These warrants, which are exercisable one year from the closing date, have an exercise price of $2.475 per share and expire on October 22, 2002.
     The Company has assigned a value of $161,450 to these warrants.

     During fiscal 1998, the Company rescinded an agreement it entered into in July 1996 with an investment banking firm in which such firm was to act as a financial advisor to the Company. As part of this rescission the Company cancelled warrants to purchase 200,000 shares of the Company's common stock. Professional fees and Warrants were reduced by $147,000 to reflect this cancellation.

     During fiscal 1997, the Company issued 186,111 warrants to purchase the Company's common stock at a conversion price of 110% of the quoted market value at the time of grant. The warrants were issued in connection with the Company's issuance of Series B Preferred Shares (see Series B Convertible Preferred Stock).

     On October 15, 1996, the Company agreed to issue warrants to purchase 200,000 shares of the Company's Common Stock to an advisor for services related to advising the Company with respect to its Sino-foreign joint ventures and marketing activities in the PRC. The warrants issued have a three year term and an exercise price of $1.50, which was the market value of the Company's Common Stock when the warrants were issued. In connection with this agreement, the Company recorded $110,000 in professional fees which management determined to be the fair value of the warrants.

     In connection with a financial services agreement which has since been cancelled, the Company issued 600,000 warrants to an investment banking firm, 300,000 of which vested at the time the agreement was entered into and 300,000 which were to vest when such firm had raised a minimum of $10 million. With respect to the vested 300,000 warrants, the Company recorded $222,500 in professional fees which management determined to be the fair value of the warrants.

     ISSUANCE OF COMMON STOCK FOR SERVICES - During the year ended March 31, 1998 the Company issued shares of its common stock for services rendered. The number of shares issued in each case was based upon the quoted market value of the stock at the issue date and the value of the services rendered. Total shares issued in connection with these services amounted to 63,233 covering the $151,957 of expenses which are included in the accompanying financial statements.

     In April 1996, two outside directors each received 5,000 shares of common stock for a total value of $90,000 which was recorded as compensation expense. The number of shares issued was based on the quoted market value of the common stock at the time of issuance.

     In May 1996, 5,000 shares of the Company's common stock were issued as payment for $45,625 of services rendered. In December 1996, 5,000 shares of the Company's common stock were issued as payment for $18,125 for services rendered. Both issuances have been recorded as professional fees at a value of the quoted market price of the common stock at the time of the transaction.

     In October 1996, the Company entered into agreements to settle $98,000 of outstanding professional fees through the issuance of options to purchase 44,962 common shares. The number of shares was determined based upon the quoted market value of the shares at the time of issuance.

     THE PROMETHEAN COMMON STOCK EQUITY AGREEMENT - On March 31, 1997 the Company entered into a Common Stock Investment Agreement with Promethean Investment Group L.L.C. ("Promethean") pursuant to which Promethean will provide a $10 million equity line to the Company. The agreement, which is cancelable, by either party, was amended on April 29, 1997 to increase the equity line to $25 million.

     Pursuant to the Common Stock Investment Agreement, the Company may sell from time to time shares of Common Stock to Promethean by providing a notice (the "Put Notice") containing the dollar amount (the "Required Dollar Amount") of the shares of Common Stock to be sold during the thirteen business day period commencing after the date of the Put Notice (the "Purchase Period"). Promethean shall be obligated to purchase the shares of Common Stock in the Required Dollar Amount specified in the Put Notice with the election to purchase an additional 30% of the Required Dollar Amount during the Purchase Period. Each of the shares of Common Stock covered by the Required Dollar Amount (and any additional amount of the shares of Common Stock to be sold during the Purchase Period) shall be sold at 90% of the lowest of the daily low trading price of the Common Stock, as quoted on the American Stock Exchange, during the three trading days preceding the date of the Put Notice. The Required Dollar Amount for each Put Notice shall be in increments of $250,000 and shall not exceed the lesser of (i) $1,500,000, subject to reductions of $75,000 for each trading day during the Purchase Period in which the average per share dollar value of the Common Stock traded on the American Stock Exchange is less than $2.50, and (ii) 10% of the dollar value of the Common Stock traded on the American Stock Exchange during the first ten trading days of the Purchase Period if the average per share of such dollar value is equal to or greater than $2.50 (subject to certain adjustments to account for stock splits, stock dividends and other similar transactions). The Company may not deliver a Put Notice to sell the shares of Common Stock if the closing price of the Common Stock on the date prior to the date of the intended Put Notice as reported on the American Stock Exchange is less than $2.50 or if certain other conditions exist. The Company has agreed to provide a minimum of $4,000,000 in Put Notices to Promethean within two years following the effective date of a registration statement covering the shares to be sold pursuant to the Common Stock Investment Agreement.

     Initially, 1,570,998 shares were issued into escrow on behalf of Promethean. During the year ended March 31, 1998, none of the shares issued under this agreement were released from escrow. As of March 31, 1998, this agreement has not been utilized, no shares have been issued and no monies have been received under this agreement. 551,533 of the shares issued into escrow were cancelled.

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

     A summary of the status of all of the Company's stock options issued as of March 31, 1998, 1997 and 1996 and changes during the years then ended is presented below:



                              MARCH 31,                MARCH                        MARCH
                              1998                     31, 1997                     31, 1996
                              -------------           -----------                  -----------
                                         Weighted                   Weighted                    Weighted
                                          Average                    Average                     Average
                                         Exercise                   Exercise                    Exercise
                              Number     Price         Number         Price        Number         Price
                              ------     ---------     ------       ---------      ------       ---------


           Outstanding
           at beginning
           of year           7,905,000   $  1.40     7,635,000     $ 1.39        350,000       $  0.36

           Granted           4,624,102      2.55       280,000       1.74      7,520,000          1.41
           Exercised           (69,000)                                         (185,000)         0.36
           Cancelled                                  (10,000)       8.25
           Forefeited                                                            (50,000)         0.36
           Expired
                           ----------------------------------------------------------------------------

           Outstanding
           at end
           of year          12,460,102   $  1.42    7,905,000      $ 1.40     7,635,000        $  1.39
                            ==========   =======    =========      =======    =========        ========

           Options
           exercisable
           at end
           of year          7,671,102    $  1.28    4,155,000      $ 0.42     3,135,000        $  0.35
                            =========    =======    =========      =========  =========        =========

           Weighted
           average
           fair
           value of
           options
           granted
           during
           the year       $   0.53                   $  0.69                  $ 0.44
                           =======                   =======                  =======


      The above options include options granted to the Hebei Provincial Government to acquire 3,000,000 shares of the Company's common stock at a price of $3.0625 per share. These options vest 25% every six months from the date of grant. In connection with granting these options, $1,837,500 was recorded as a charge to Deferred Option Cost and a corresponding credit was made to Additional paid in capital. During fiscal 1998, Deferred option cost was amortized by $459,375.

      The above options do not include 318,182 options granted and subsequently cancelled to Tweedia, a former affiliate.

      The fair value of a stock option or warrant has been determined by management. Management has developed an internal measure of fair value for its stock options and warrants which it believes approximates the fair value of such options and warrants in relation to the true value of the underlying equity instruments.

     The following table summarizes information about options outstanding at March 31, 1998:



                                                   WEIGHTED
                                                   AVERAGE                                  NUMBER
            RANGE OF              NUMBER          REMAINING           AVERAGE            EXERCISABLE         AVERAGE
            EXERCISE           OUTSTANDING       CONTRACTUAL          EXERCISE             OPTIONS          EXERCISE
             PRICES             AT 3/31/98       LIFE (YEARS)          PRICE              AT 3/31/98          PRICE
           --------------  ---------------  ----------------- -------------------  ------------------- --------------

           $0.35-0.355          4,625,000            8.11              0.350              4,625,000           0.350
             0.750               250,000            10.00              0.750               125,000            0.750
             1.500               520,102             9.00              1.500               145,102            1.500
             2.125              1,055,000           10.00              2.125               523,500            2.125
             3.000              3,010,000            9.00              3.000              1,502,500           3.000
           3.05-3.10            3,000,000            9.00              3.0625              750,000            3.063
                                ---------                                                  -------
                                12,460,102                                                7,671,102
                                ==========                                                =========




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



                                                        1998                    1997

            Net loss applicable to common shares     $(6,802,054)             $(4,074,885)
            - as reported                            ============             ============

            Net loss applicable to common shares
            pro forma                                $(8,635,367)             $(4,268,970)
                                                     ============             ============

            Basic loss per common share - as         $     (0.23)             $     (0.14)
            reported                                ================         =============

            Basic loss per common share share -      $     (0.29)            $      (0.15)
            pro forma                               ================         =============



10.  NON-REFUNDABLE DEPOSIT

      On March 31, 1998, the Company reduced notes payable of $850,000 related to a non-refundable deposit it received from a former affiliate. Additional paid in capital was credited for an equal amount.

11.   INCOME TAXES

     The Company had net losses for 1998, 1997 and 1996 therefore, no income taxes have been provided.

      As of March 31, 1998, the Company has federal net operating loss carryforwards of approximately $13,848,606 through 2012.

      Significant components of the Company's deferred assets and tax liabilities for federal income taxes consist of the following:


                                                           1998             1997

       Deferred tax assets
         Net operating loss carryforwards               $6,394,688        $ 5,085,404
         Start-up and other costs                        3,027,575          2,360,307
         Research credit                                   266,000            266,000
                                                        ------------      ----------
                  Total deferred tax assets              9,688,263         7,711,711
       Valuation allowance for deferred tax assets      (9,688,263)       (7,711,711)
                                                        -----------       -----------
       Net deferred tax assets                          $      -0-       $      -0-
                                                        ===========      ============


      The net change in the valuation allowance for the years ended March 31, 1998 and 1997 was an increase of $1,976,552 and $3,249,171, respectively.

12.   SIGNIFICANT FOREIGN SUBSIDIARY

      As stated in Footnote 1, the Company provides financing and builds telecommunications networks for third parties in the PRC.
      Accordingly, substantially all of its revenues, assets and liabilities are held by its limited liability Sino-foreign joint venture subsidiary. A summary of revenues, net loss, assets and liabilities is as follows:

                                   1998                    1997

      Revenues                     $216,348                $0

      Net loss                     $997,774                $231,125

      Total assets              $37,782,997              $26,442,713

      Total liabilities         $36,003,069              $24,903,513


13.   MAJOR CUSTOMERS

      During the year ended March 31, 1996, the Company's wholly owned subsidiary, ITV, conducted business with two customers whose sales comprised substantially all of the Company's revenues. In January 1996, the Company sold substantially all of the assets related to that business.

14.   SALE OF BUSINESS

      In January 1996, the Company sold the business and the related operating assets in which its wholly owned subsidiary, ITV, was engaged. The sale price was $2,500,000 (which consisted of $250,000 in cash and $2,250,000 in the form of a note receivable). In addition, the Company received an equity interest in another company, which was valued at $500,000. Due to the uncertainty of the collection of the $2,250,000 note receivable, the amount of the note has not been recognized. The gain associated with the note will be recognized when the note receivable is collected. The sale of the assets resulted in a gain from sale of the assets of $31,880. (See
      Note 15 as to the write-off of the investment.)

15.   INVESTMENT IN NETMATICS

      The Company held a 39% (as of March 31, 1997) ownership interest in Netmatics, Inc. ("Netmatics"), which it acquired in January 1996 in connection with the sale by the Company of the ITV business and operating assets. In fiscal 1996, the Company suspended the equity method of accounting for its investment in Netmatics when the Company's share of losses equaled the carrying amount of the investment. In fiscal 1996, the Company's share of Netmatics' loss charged to operations was $500,000. During fiscal 1997, the Company advanced $12,000 to and purchased $186,538 of debentures from Netmatics. Such amounts were written-off as of March 31, 1997.

16. RELATED PARTY TRANSACTIONS (SEE NOTE 9 REGARDING THE CANCELLATION OF THE 12,727,909 SHARES OF COMMON STOCK AND THE MASTER AGREEMENT)

      GENERAL - In February 1995, pursuant to a Reorganization Agreement, Tweedia International, Ltd. became the owner of approximately 12,727,909 shares, or 41%, of the Company's issued and outstanding Common Stock. The Company was informed that Beijing CATCH Communications Group Co. ("Beijing CATCH") has an option to acquire 100% of the outstanding capital stock of Tweedia. However, this option may not be exercised without the receipt by Beijing CATCH of all PRC regulatory approvals applicable to such exercise. After discussions with PRC counsel, management believes that these approvals to own securities listed on non-PRC stock exchanges are substantive in nature and are not normally readily obtained in the PRC.

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

      At the time of the Company's acquisition of the majority stake, Hebei Development held a 30% ownership of Hebei Equipment and Beijing CATCH held subscription rights to 9.2% ownership of Hebei Equipment. Subsequent to Hebei Equipment's conversion to a Sino-Foreign joint venture company, Beijing CATCH defaulted on its required capital contribution. On April 22, 1997, the Board of Directors of Hebei Equipment resolved to terminate Beijing CATCH's ownership participation in Hebei Equipment, and the Company and Hebei Development agreed to provide to Hebei Equipment the amount defaulted on by Beijing CATCH. (See Note 2 as to the Company's acquisition of Beijing Catch's interest.)

17.   ITEMS RECORDED IN THE FOURTH QUARTER

      The Company recorded the following non-cash items in the fourth quarter:

      The initial annual amortization of its investment in the Hebei GSM networks of $2,183,000;

      Preferred stock dividends payable in the form of common stock, of $1,399,000;

      A value of stock options awarded to non-employees of $1,837,500 was recognized and $459,375 of such value was amortized, and

      Professional fees were reduced by $147,000 as a result of the cancellation of 200,000 warrants issued to an investment banking firm.