Form 10-Q
period 1998-06-30
AMTEC INC
filed 1998-08-13
CIK 912890

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998.

                        Commission File Number: 0-22520

                                  AMTEC, INC.

             Exact name of Registrant as specified in its charter

        Delaware                                      52-1989122
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


                       599 Lexington Avenue, 44th Floor
                           New York, New York 10022
                    (Address of principal executive offices)

                                 (212) 319-9160
                           (Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     x            No ____


         Class                              Outstanding as of August 13, 1998
Common Stock, par value $.001 per share                 27,200,410

            Transitional Small Business Format (Check one): Yes  No x .

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

          Except for the historical information contained herein, the matters discussed in this Quarterly Report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental, international and technological factors affecting the Company's revenues, joint ventures, operations, markets and prices, and other factors discussed in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 30, 1998.



                                    PART I

                             FINANCIAL INFORMATION

Item 1.          Financial Statements

AMTEC INC. AND SUBSIDIARIES



CONSOLIDATED BALANCE SHEETS
June 30, 1998 and March 31, 1998                         June 30, 1998     March 31, 1998
                                                         -------------     --------------
ASSETS:
Current assets
    Cash                                                 $  9,017,732      $ 10,442,334
    Accounts Receivable                                       105,957           114,661
    Prepaid expenses and other current assets                 274,372           356,554
                                                         ------------      ------------
Total current assets                                        9,398,061        10,913,549
                                                         ------------      ------------

  Property and equipment, net                                 876,267           897,265
  Investment in GSM networks, net of amortization          28,997,493        28,461,810
  Other assets                                                 63,301           113,180
  Deferred expenses                                                               6,916
                                                         ------------      ------------
TOTAL ASSETS                                             $ 39,335,122      $ 40,392,720
                                                         ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities
    Accounts payable                                     $    408,239      $    551,705
    Accrued expenses                                           48,391           798,376
    Loans payable - shareholders                                    0         1,452,553
    Other current payables                                 10,568,017        10,234,872
                                                         ------------      ------------
Total current liabilities                                  11,024,647        13,037,506
                                                         ------------      ------------

  Loans payable                                            20,028,602        20,028,602
  Other payables                                            1,487,727         1,487,727
  Minority interest                                           690,553           941,974
                                                         ------------      ------------
TOTAL LIABILITIES                                          33,231,529        35,495,809
                                                         ------------      ------------

STOCKHOLDERS' EQUITY
Preferred Stock: authorized 10,000,000 shares
  Series E Convertible Preferred Stock:
  $.001 par value; 68 and 73 shares issued and
  outstanding in 1998 and 1997, respectively.                       1                 1

  Common stock:  $.001 par value, authorized
    100,000,000 shares; 26,983,058 and 26,532,502
    issued and outstanding at June 30, 1998 and
    March 31, 1998, respectively.                              26,983            26,533
  Additional paid-in capital                               36,132,620        33,148,529
  Accumulated deficit                                     (29,179,022)      (27,394,590)
  Cumulative foreign currency exchange loss                         0               613
  Non employee deferred option cost, net                   (1,148,438)       (1,378,125)
  Warrants                                                    271,450           493,950
                                                         ------------      ------------
TOTAL STOCKHOLDERS' EQUITY                                  6,103,593         4,896,911
                                                         ------------      ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 $ 39,335,122      $ 40,392,720
                                                         ============      ============



AMTEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS          Quarter Ending   Quarter Ending
                                               June 30, 1998    June 30, 1997
                                               -------------    -------------

Revenues                                                $0               $0

Expenses:
  Selling, general and administrative            1,549,437        2,369,632
                                               ------------     ------------
Total expenses                                   1,549,437        2,369,632
                                               ------------     ------------

Loss from operations                            (1,549,437)      (2,369,632)
                                               ------------     ------------

Other income (expense):
  Amortization of stock options                   (229,688)
  Other - net                                      145,760          (21,017)
                                               ------------     ------------
Total other income (expense)                       (83,928)         (21,017)
                                               ------------     ------------

Loss before minority interest                   (1,633,365)      (2,390,649)

Minority interest in loss of subsidiaries          364,098          798,422
                                               ------------     ------------
Net loss                                        (1,269,267)      (1,592,227)

Preferred stock dividend                           402,421          108,000
                                               ------------     ------------
Loss applicable to common shares               ($1,671,688)     ($1,700,227)
                                               ============     ============

Basic loss per common share                         ($0.06)          ($0.05)
                                               ============     ============

Weighted average common shares outstanding      30,382,177       31,306,876
                                               ============     ============



AMTEC INC. AND SUBSIDIARIES



CONSOLIDATED STATEMENTS OF CASH FLOWS                      Quarter Ending    Quarter Ending
                                                           June 30, 1998     June 30, 1998
                                                           -------------     --------------

Cash flows from operating activities:
  Net loss                                                  ($1,671,688)      ($1,700,227)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Amortization of deferred option cost                        229,687
    Depreciation and amortization of GSM investment             547,342
    Depreciation                                                 29,122            36,586
    Preferred Stock dividend                                    402,421
    Issuance of common and options stock for
     compenstation, directors'                                                    273,747
  (Increase) decrease in:
    Accounts receivable                                           8,704          (359,501)
    Prepaid expenses and other current assets                    82,182            37,031
    Deferred Expense                                              6,916
    Other assets                                                 49,879
  Increase (decrease) in:
    Accounts payable and accrued expenses                        13,037          (616,811)
    Accrued interest                                                               30,333
    Other current payables                                      333,145
    Foreign currency loss                                          (613)
    Minority interest                                          (251,421)         (696,526)
                                                                                        0
                                                            ------------      ------------
Net cash provided by (used in) operating activities            (221,287)       (2,995,368)
                                                            ------------      ------------

Cash flows from investing activities:
  Purchase of property and equipment                             (8,123)          (24,842)
  GSM construction costs and additional investments          (1,083,025)          (59,954)
                                                            ------------      ------------
Net cash used in investing activities                        (1,091,148)          (84,796)
                                                            ------------      ------------

Cash flows from financing activities:
  Borrowings                                                                    4,429,113
  Change in Minority Interest Ownership                        (112,167)
  Proceeds from sale of Series C convertible
    preferred stock                                                             2,500,000
                                                            ------------      ------------

      Net cash provided by financing activities                (112,167)        6,929,113
                                                             -----------        ----------

Net increase (decrease) in cash and cash equivalents         (1,424,602)        3,848,949

Cash and cash equivalents, beginning of period               10,442,334         5,390,871
                                                            ------------      ------------
Cash and cash equivalents, end of period                    $ 9,017,732       $ 9,239,820
                                                            ============      ============




AMTEC., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
---------------------------------------------------------------------------

                       SUPPLEMENTAL CASH INFORMATION:

No interest or income taxes were paid during the first quarter of fiscal 1999 or 1998

                       NON CASH FINANCING ACTIVITIES:

In the first quarter, shareholder loans payable of $1,452,553 and related accrued interest of $906,488 were credited to Additional paid-in capital.

In the first quarter, 5 shares of Series E Convertible Preferred Stock were converted into 450,556 shares of common stock (inclusive of conversions of preferred dividends).

In the first quarter, warrants cancelled and valued at $222,500 were credited to Additional paid-in capital




                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The consolidated financial statements at June 30, 1998 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. All of the adjustments are of a normal recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations, contained in the Annual Report on Form 10-K filed by the Company on June 30, 1998 for the Company's fiscal year ended March 31, 1998. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results for the entire year ending March 31, 1999.

        Basis of Presentation
        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles.
        Realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's existing projects developing profitable operations.

        Included in the financial statements are the financial statements of the Company for the three months ended June 30, 1998 and the financial statements of its joint venture subsidiaries for the three months ended March 31, 1998.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the Company, its 70% owned subsidiary Hebei United Telecommunications Equipment Co., Ltd. ("Hebei Equipment") (a 15 year life Sino-foreign joint venture) and subsidiary, and the Company's wholly owned subsidiary, ITV Communications, Inc. All significant intercompany accounts and transactions are eliminated in consolidation. Hebei Equipment in turn owns 51% of Hebei United Telecommunications Engineering Company, Ltd. ("Hebei Engineering").

NOTE 3 - ASSETS

        The consolidated balance sheet includes total current assets of approximately $9.4 million and total assets of approximately $39.3 million. Of these amounts, approximately $5 million of cash is reserved for parent company operations as well as additional joint venture investments, as may be required. The Company's current cash position is sufficient to support operations of the Company through January 1, 2000.

        The Company also reported through consolidation approximately $29 million of assets, net of amortization, associated with the construction of the Hebei GSM Network.

NOTE 4 - LIABILITIES

        The consolidated balance sheet includes total liabilities of approximately $33.2 million. Of this amount, approximately $32 million are liabilities of AmTec's subsidiaries, which are guaranteed by NTTI with no recourse to AmTec. AmTec's direct liabilities amount to approximately $0.5 million. The decrease in consolidated liabilities primarily relates to the elimination of shareholder loans and related accrued expenses of ITV, Inc., a wholly-owned subsidiary.

NOTE 5 - CHANGES TO EQUITY

        The increase in Stockholders' Equity of approximately $1.2 million for the quarter ended June 30, 1998 was primarily the result of an increase in Additional paid-in capital of approximately $3 million due to the elimination of approximately $2.4 million of shareholders' loans and related accrued interest, amortization of the discount on the Series E Preferred Stock of approximately $0.4 milion and the cancellation of 300,000 warrants valued at $0.2 million. These increases were offset by a loss for the quarter of approximately $1.7 million and an increase in Accumulated deficit of approximately $0.1 million related to AmTec's increase in the ownership of its Sino-Foreign Joint Venture from 60.8% to 70%. Also, during the quarter the Company issued 450,556 shares of its Common Stock upon the conversion of 5 shares of its Series E Convertible Preferred Stock.

NOTE 6 - SUBSEQUENT EVENTS

        The Company cancelled a Common Stock Investment Agreement, as permitted by the Agreement, with Promethean Investment Group. It is the Company's intention to cancel the 1,019,465 shares held in escrow that were designated for issuance under terms of the agreement.

        On August 6, 1998 the Company signed an agreement with UIH Asia/Pacific Communications, Inc ("UAP"), a wholly-owned subsidiary of United International Holdings, Inc. ("UIH"), under which AmTec will issue to UAP $12 million of preferred stock convertible into
        9.6 million AmTec shares at a price of $1.25 per share, subject to certain anti-dilution provisions, in exchange for 100% of the common stock of UIH Hunan, Inc. ("UIHH"). UIHH holds a 49% interest in a Sino-foreign joint venture with the Broadcasting Bureau of Hunan, the monopoly cable television operator in Hunan Province, People's Republic of China. The agreement, which is subject to satisfactory completion of due diligence, approval of AmTec's shareholders and approvals of appropriate regulatory authorities in China, provides UAP with an option to increase its holdings in AmTec to 25% of AmTec's fully diluted common shares and with rights of co-investment with AmTec in China.

        On August 9, 1998 a fourth GSM network began operations in the city of Baoding, which has a metropolitan area population of 9.54 million people.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

        Comprehensive Income - In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". This statement is effective for financial statements issued for periods beginning after December 31, 1997. Management has evaluated the effect on its financial reporting of the adoption of this statement and has found the majority of required disclosures not to be applicable and the remainder not to be significant.

        Segments of an Enterprise and Related Information - In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments, in each case to the corresponding amounts in the general purpose financial statements. Management has evaluated the effect on its financial reporting of the adoption of this statement and has found the majority of required disclosures not to be applicable and the remainder not to be applicable.


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

AmTec, Inc. ("AmTec" or "the Company") is a telecommunications company with operations in the People's Republic of China ( the "PRC" or "China"). The Company has focused its operations on China because of China's large and rapidly growing need for telecommunications services, China's requirement for foreign capital and technology to meet that need, and the opportunity to obtain cash flow sharing and technical services agreements with operators who hold exclusive or semi-exclusive communications licenses. The Company has established majority ownership in joint ventures with Chinese and other partners to provide financing, network construction and operational consulting services to licensed China network operators. The Company's current operations primarily are focused on a series of cellular telephone networks in the northeastern province of Hebei, which has 11 major cities and a population of approximately 65 million people. In addition, the Company has interests in other projects and networks in various stages of development, including a multimedia network for cable television programming transmission. Developing existing network interests and obtaining additional interests in communications networks in China in the future are key components of the Company's business strategy.

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

JOINT VENTURES IN CHINA

AmTec holds a 70% interest in Hebei United Telecommunications Equipment Company Limited ("Hebei Equipment"), a Sino-foreign joint venture with a wholly-owned subsidiary of the Electronics Industry Department of Hebei Province. Hebei Equipment, in turn, holds a 51% interest in Hebei United Telecommunications Engineering Company Limited ("Hebei Engineering"), a joint venture with NTT International ("NTTI") and Itochu Corp. Both Hebei Equipment and Hebei Engineering are organized as Sino-foreign equity joint ventures under the laws of China and are headquartered in Shijiazhuang, the capital of Hebei Province.

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

The construction and operational plan for the GSM Networks consists of a "roll-out" across Hebei Province on a city-by-city basis. As of August 13, 1998 four cities were providing commercial service with approximately 13,000 subscribers; construction in three additional cities was substantially completed, with commercial launch dates scheduled during 1998 for these additional three cities.

As of June 30, 1998, construction of the GSM Networks had been financed by Hebei Engineering with $3 million of equity capital, approximately $11 million of vendor financing guaranteed by NTTI, and a $20 million Term Loan facility from Bank of Tokyo Mitsubishi also guaranteed by NTTI and Itochu. Of the $3 million of equity raised by Hebei Engineering, $1.17 million was contributed by Hebei Equipment.

Achievement of the Company's business objectives is dependent upon Unicom's operation of the GSM Networks, among other factors. The implementation of the GSM Networks involves systems design, site procurement, construction, electronics installation, initial systems optimization and receipt of necessary permits and business licenses prior to commencing commercial service. Each stage can involve various risks and contingencies, the outcome of which cannot be predicted with a high degree of assurance as interconnection of the GSM Networks with the public switched telephone network is sometimes difficult and time consuming, and the successful completion of all planned sites of the GSM Networks will be dependent, to a significant degree, upon the ability of the parties to lease or acquire sites for the location of their base station equipment. While no major difficulties have been encountered to date in procuring such sites, future site acquisition can not be assured.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

The Company did not recognize revenues from the GSM operations during the quarters ended June 30, 1998 and 1997 because it has adopted a policy of recognizing revenues only upon the receipt of cash from UNICOM. As the agreement with UNICOM calls for annual cash distributions, the Company does not expect to recognize revenues from its GSM networks until the third fiscal quarter. At June 30, 1998 there were three networks operating with a subscriber base of approximately 11,000.

The Company did not recognize any revenues from the Hebei Multimedia Network which is still in the early stages of development.

Selling, general and administrative expenses decreased from approximately $2.4 million during the three months ended June 30, 1997 to approximately $1.6 million during the three months ended June 30, 1998. The decrease primarily related to a reduction in the startup costs of the joint ventures of approximately $1.5 million offset primarily by increases in the amortization of the investment in GSM network of approximately $0.5 million and salaries and fringe benefits of approximately $0.2 million related to the hiring of a Chief Financial Officer and General Counsel in June, 1997.

The Company reported assets of approximately $39.3 million at June 30, 1998, a decrease of 2.6% or $1.1 million from March 31, 1998. This decrease primarily related to the amortization of the GSM network of approximately $0.5 million and the funding of current operations of approximately $0.6 million using cash and other accounts payable.

The consolidated balance sheet of the Company includes total liabilities of approximately $33.2 million. Of this amount, approximately $32.5 million are liabilities of AmTec's Sino-foreign joint venture subsidiaries, with no recourse to AmTec. AmTec's direct liabilities amount to approximately $0.5 million. The decrease in consolidated liabilities primarily relates to the elimination of shareholder loans and related accrued expenses.

The Company's loss before dividends decreased from $1.6 million during the three months ended June 30, 1997 to $1.3 million during the three months ended June 30, 1998. The decrease in net loss primarily relates to a decrease in general and administrative expenses, partially offset by $0.2 million amortization of Non-employee deferred option costs .

Stockholders' Equity increased by $1.2 million from March 31, 1998 to June 30, 1998, as a result of an increase in Additional paid-in capital of approximately $3 million due to the elimination of approximately $2.4 million of shareholders' loans and related accrued interest, amortization of the discount on the Series E Preferred Stock of approximately $0.4 milion and the cancellation of 300,000 warrants valued at $0.2 million. These increases were offset by a loss for the quarter of approximately $1.7 million and an increase in Accumulated deficit of approximately $0.1 million related to AmTec's increase in the ownership of its Sino-Foreign Joint Venture from 60.8% to 70%.

LIQUIDITY AND CAPITAL RESOURCES

While the Company reported $216,348 of revenue during the year ended March 31, 1998, the Company did not report revenues for the quarter ended June 30, 1998 because it reports revenues from its investment in the GSM network as received, which in the normal course of business for the Company's joint venture, occurs once per year, in the Company's third fiscal quarter. As a result, the Company generated an operating loss of $1.6 million and a loss applicable to common shares of $1.7 million during this period. While the Company expects to achieve profitable operations within several years, there can be no assurances that the Company will achieve this goal. As a result, the Company has financed its current activities primarily through private equity placements.

During the three months ended June 30, 1998, the Company's cash decreased by approximately $1.4 million, primarily due to additional investment in the GSM network of approximately $1.1 million and to cash used to fund current operations of approximately $0.3 million. The Company's direct cash position is expected to be sufficient to support operations of the Company though January 1, 2000.

EQUITY ISSUANCES

The Company issued 450,556 shares of its Common Stock during its first quarter upon conversion of 5 shares of the Company's Series E Convertible Preferred Shares (the "Series E Shares") by certain holders of the Series E Shares.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.



                                    PART II

                               OTHER INFORMATION


Item 1. Legal Proceedings

        Not applicable.

Item 2. Changes in Securities

        Not applicable.

Item 3. Default Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of stockholders during the Quarter ended June 30, 1998.

Item 5. Other Information

        Agreement with UIH Asia/Pacific Communications, Inc.

        On August 6, 1998 the Company signed an agreement with UIH Asia/Pacific Communications, Inc ("UAP"), a wholly-owned subsidiary of United International Holdings, Inc. ("UIH"), under which AmTec will issue to UAP $12 million of preferred stock convertible into
        9.6 million AmTec common shares at a price of $1.25 per share, subject to certain anti-dilution provisions in exchange for 100% of the common stock of UIH Hunan, Inc. UIH intends, through its ownership in AmTec, to make AmTec its key operation in the China telecommunications market. The transaction, which is subject to satisfactory completion of due diligence, approval of AmTec's shareholders, approvals of appropriate regulatory authorities in China and execution of a definitive agreement, will result in UAP becoming AmTec's largest shareholder and hold the right to nominate 2 members to AmTec's Board of Directors. In addition, UAP will receive co-investment rights with AmTec in China and an option to purchase additional AmTec common stock at $3.00 per share to increase its stake in AmTec to 25 % on a fully diluted basis.

        UIHH holds a 49% interest in a Sino-foreign joint venture with the Broadcasting Bureau of Hunan, the monopoly cable television operator in Hunan Province, People's Republic of China. The operator is currently delivering video services to 13 cities and over 255,000 subscribers. The joint venture currently receives fees for transmission services and participates in the network's advertising revenue. It is currently profitable and will add revenues to AmTec in the first quarter after closing, which is anticipated to take place in the third quarter.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits.

                27. Financial Data Schedule

        (b) Reports on Form 8-K.

            The Company filed no reports on Form 8-K during the Quarter ended June 30, 1998.



                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 13, 1998                AmTec, Inc.


                                      By: /s/ Joseph R. Wright, Jr.
                                         ----------------------------
                                              Joseph R. Wright, Jr.
                                              Chief Executive Officer


                                      By: /s/ Albert G. Pastino
                                         ----------------------------
                                              Albert G. Pastino
                                              Principal Financial and
                                              Accounting Officer



                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 13, 1998               AmTec, Inc.


                                     By:_________________________
                                          Joseph R. Wright, Jr.
                                          Chief Executive Officer


                                     By:_________________________
                                          Albert G. Pastino
                                          Principal Financial and
                                          Accounting Officer