Form 10-Q/A
period 1998-06-30
AMTEC INC
filed 1998-09-29
CIK 912890

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                FORM 10-Q/A


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1998
                                ---------------------------.


                     Commission File Number: 0-22520

                                AMTEC, INC.
---------------------------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

            Delaware                                     52-198912.
-------------------------------                  --------------------------
(State or other jurisdiction of                      (I.R.S.Employer
 incorporation or organization)                      Identification No.)


                      599 Lexington Avenue, 44th Floor
                          New York, New York 10022
              ---------------------------------------------
                (Address of principal executive offices)

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
Yes __x__         No ____


         Class                        Outstanding as of September 28, 1998
 ---------------------                ------------------------------------
Common Stock, par value                        26,180,945
 $.001 per share

       Transitional Small Business Format (Check one): Yes ____ No __x__




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



                                INTRODUCTION

      The purpose of this filing is to correct certain information regarding the previously- reported results of operations for the three months ended June 30, 1998 and the previously-reported balance sheet data of AmTec, Inc. (the "Company") as of June 30, 1998, as presented in "Item 1. Financial Statements" and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                   PART I

                           FINANCIAL INFORMATION

Item 1.     Financial Statements


                        AMTEC INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                                        June 30, 1998      March 31, 1998
ASSETS:
Current assets
    Cash                                                 $  8,827,274      $ 10,442,334
    Accounts Receivable                                       118,255           114,661
    Prepaid expenses and other current assets                 274,372           356,554
                                                         ------------      ------------
Total current assets                                        9,219,901        10,913,549
                                                         ------------      ------------

  Property and equipment, net                                 876,266           897,265
  Investment in GSM networks, net of amortization          28,997,493        28,461,810
  Other assets                                                 63,302           113,180
  Deferred expenses                                                               6,916
                                                         ------------      ------------
TOTAL ASSETS                                             $ 39,156,962      $ 40,392,720
                                                         ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities
    Accounts payable                                     $    402,675      $    551,705
    Accrued expenses                                           48,391           798,376
    Loans payable - shareholders                                    0         1,452,553
    Other current payables                                 10,568,017        10,234,872
                                                         ------------      ------------
Total current liabilities                                  11,019,083        13,037,506
                                                         ------------      ------------

  Loans payable                                            20,028,602        20,028,602
  Other payables                                            1,487,727         1,487,727
  Minority interest                                           690,553           941,974
                                                         ------------      ------------
TOTAL LIABILITIES                                          33,225,965        35,495,809
                                                         ============      ============

STOCKHOLDERS' EQUITY
Preferred Stock: authorized 10,000,000 shares
  Series E Convertible Preferred Stock:
  $.001 par value; 68 and 73 shares issued and
  outstanding in 1998 and 1997, respectively.                       1                 1

  Common stock:  $.001 par value, authorized
    100,000,000 shares; 26,983,058 and
    26,532,502 issued and outstanding at
    June 30, 1998 and March 31, 1998, respectively.            26,983            26,533
  Additional paid-in capital                               36,132,621        33,148,529
  Accumulated deficit                                     (29,351,620)      (27,394,590)
  Cumulative foreign currency exchange loss                         0               613
  Non employee deferred option cost, net                   (1,148,438)       (1,378,125)
  Warrants                                                    271,450           493,950
                                                         ------------      ------------
TOTAL STOCKHOLDERS' EQUITY                                  5,930,997         4,896,911
                                                         ------------      ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 $ 39,156,962      $ 40,392,720
                                                         ============      ============

  The accompanying notes are an integral part of these financial statements



                        AMTEC INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Quarter Ending     Quarter Ending
                                                  June 30, 1998      June 30, 1997
Revenues                                                    $0                 $0
                                                   -----------        -----------

Expenses:
  Selling, general and administrative                1,696,185          2,369,632
                                                   -----------        -----------

Total expenses                                       1,696,185          2,369,632
                                                   -----------        -----------

Loss from operations                                (1,696,185)        (2,369,632)
                                                   -----------        -----------

Other income (expense):
  Amortization of stock options                       (229,688)
  Other - net                                          119,912            (21,017)
                                                   -----------        -----------

Total other income (expense)                          (109,776)           (21,017)
                                                   -----------        -----------
Loss before minority interest                       (1,805,961)        (2,390,649)

Minority interest in loss of subsidiaries             (364,098)         (798,422)
                                                   -----------        -----------
Net loss                                            (1,441,863)        (1,592,227)

Preferred stock dividend                               402,421            108,000
                                                   -----------        -----------

Loss applicable to common shares                   ($1,844,284)       ($1,700,227)
                                                   ===========        ===========

Basic loss per common share                             ($0.06)            ($0.05)
                                                   ===========        ===========

Weighted average common shares outstanding          30,382,177         31,306,876
                                                   ===========        ===========

  The accompanying notes are an integral part of these financial statements



                        AMTEC INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Quarter Ending     Quarter Ending
                                                           June 30, 1998      June 30, 1997

Cash flows from operating activities:
  Net loss                                                  ($1,844,284)       ($1,700,227)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Amortization of deferred option cost                        229,687
    Depreciation and amortization of GSM investment             547,342
    Depreciation                                                 29,122             36,586
    Preferred Stock dividend                                    402,421
    Issuance of common and options stock for
      compensation, directors' fee                                                 273,747
  (Increase) decrease in:
    Accounts receivable                                          (3,594)          (359,501)
    Prepaid expenses and other current assets                    82,182             37,031
    Deferred Expense                                              6,916
    Other assets                                                 49,879
  Increase (decrease) in:
    Accounts payable and accrued expenses                         7,473           (616,811)
    Accrued interest                                                                30,333
    Other current payables                                      333,145
    Foreign currency loss                                          (613)
    Minority interest                                          (251,421)          (696,526)
                                                            -----------        -----------
Net cash provided by (used in) operating activities            (411,745)        (2,721,621)
                                                            -----------        -----------

Cash flows from investing activities:
  Purchase of property and equipment                             (8,123)           (24,842)
  GSM construction costs and additional investments          (1,083,025)           (59,954)
                                                            -----------        -----------
Net cash used in investing activities                        (1,091,148)           (84,796)
                                                            -----------        -----------

Cash flows from financing activities:
  Borrowings                                                                     4,429,113
  Change in Minority Interest Ownership                        (112,167)
  Proceeds from sale of Series C convertible
    preferred stock                                                              2,500,000
                                                            -----------        -----------
      Net cash provided by financing activities                (112,167)         6,929,113
                                                            -----------        -----------

Net increase (decrease) in cash and cash equivalents         (1,615,060)         4,122,696

Cash and cash equivalents, beginning of period               10,442,334          5,390,871
                                                            -----------        -----------
Cash and cash equivalents, end of period                     $8,827,274         $9,513,567
                                                            ===========        ===========

   The accompanying notes are an integral part of these financial statements



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

NOTE 3 - ASSETS

      The consolidated balance sheet includes total current assets of approximately $9.2 million and total assets of approximately $39.2 million. Of these amounts, approximately $5 million of cash is reserved for parent company operations as well as additional joint venture investments, as may be required. The Company's current cash position is sufficient to support operations of the Company through January 1, 2000.

      The Company also reported through consolidation approximately $29 million of assets, net of amortization, associated with the construction of the Hebei GSM Network.

NOTE 4 - LIABILITIES

      The consolidated balance sheet includes total liabilities of approximately $33.2 million. Of this amount, approximately $32.3 million are liabilities of AmTec's subsidiaries, which are guaranteed by NTTI with no recourse to AmTec. AmTec's direct liabilities amount to approximately $0.5 million. The decrease in consolidated liabilities primarily relates to the elimination of shareholder loans and related accrued expenses of ITV, Inc., a wholly-owned subsidiary.

NOTE 5 - CHANGES TO EQUITY

      The increase in Stockholders' Equity of approximately $1 million for the quarter ended June 30, 1998 was primarily the result of an increase in Additional paid-in capital of approximately $3 million due to the elimination of approximately $2.4 million of shareholders' loans and related accrued interest, amortization of the discount on the Series E Preferred Stock of approximately $0.4 milion and the cancellation of 300,000 warrants valued at $0.2 million. These increases were offset by a loss for the quarter of approximately $1.8 million and an increase in Accumulated deficit of approximately $0.1 million related to AmTec's increase in the ownership of its Sino-Foreign Joint Venture from 60.8% to 70%. Also, during the quarter the Company issued 450,556 shares of its Common Stock upon the conversion of 5 shares of its Series E Convertible Preferred Stock.

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

      On August 9, 1998 a fourth GSM network began operations in the city of Baoding, which has a metropolitan area population of 9.54 million people and on September 14, 1998 a fifth GSM network began operations in Qinghuangdao, which has metropolitan area population of 2.6 million. Both cities are located in Hebei Province in the People's Republic of China.

      On August 27, 1998 the Company signed a definitive agreement with SFMT, Inc., a wholly owned subsidiary of Global Telesystems, Inc. ("GTS") under which SFMT will acquire approximately 5.9 million shares of AmTec common stock in exchange for SFMT's interest in V-Tech, a Sino-Foreign Joint Venture which holds rights to a majority of the cash flow generated by Shanghai VSAT Network Systems, the premier satellite- based telecommunications network operator in China. The agreement is subject to satisfactory completion of due diligence and approval of AmTec's shareholders.

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

      Segments of an Enterprise and Related Information - In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments, in each case to the corresponding amounts in the general purpose financial statements. Management has evaluated the effect on its financial reporting of the adoption of this statement and has found the majority of required disclosures not to be applicable.

NOTE 8- RESTATEMENT OF OPERATING RESULTS

      In September, 1998, the Company determined that its previously-reported results of operations for the three months ended June 30,1998 and its previously-reported balance sheet data as of June 30, 1998 required restatement. The changes, which were caused by a problem with the Company's accounting system, relate to an error in posting cash disbursements and accounts receivable of $190,458 and $12,298 respectively. These mis-postings caused an under-recording of operating expenses of $172,596 and an over-recording of trade payables of $5,564. The system problem has been corrected.


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

The construction and operational plan for the GSM Networks consists of a "roll-out" across Hebei Province on a city-by-city basis. As of September 14, 1998 five cities, were providing commercial service, with approximately 17,000 subscribers; construction in two additional cities was substantially completed, with commercial launch dates scheduled during 1998 for these additional cities.

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

Selling, general and administrative expenses decreased from approximately $2.4 million during the three months ended June 30, 1997 to approximately $1.7 million during the three months ended June 30, 1998. The decrease primarily related to a reduction in the startup costs of the joint ventures of approximately $1.5 million offset primarily by increases in the amortization of the investment in GSM network of approximately $0.5 million and salaries and fringe benefits of approximately $0.3 million related to the hiring of a Chief Financial Officer and General Counsel in June, 1997.

The Company reported assets of approximately $39.2 million at June 30, 1998, a decrease of 3% or $1.2 million from March 31, 1998. This decrease primarily related to the amortization of the GSM network of approximately $0.5 million and the funding of current operations of approximately $0.7 million using cash and other accounts payable.

The consolidated balance sheet of the Company includes total liabilities of approximately $33.2 million. Of this amount, approximately $32.3 million are liabilities of AmTec's Sino-foreign joint venture subsidiaries, with no recourse to AmTec. AmTec's direct liabilities amount to approximately $0.5 million. The decrease in consolidated liabilities primarily relates to the elimination of shareholder loans and related accrued expenses.

The Company's loss before dividends decreased from $1.6 million during the three months ended June 30, 1997 to $1.4 million during the three months ended June 30, 1998. The decrease in net loss primarily relates to a decrease in general and administrative expenses, partially offset by $0.2 million amortization of Non-employee deferred option costs .

Stockholders' Equity increased by $1 million from March 31, 1998 to June 30, 1998, as a result of an increase in Additional paid-in capital of approximately $3 million due to the elimination of approximately $2.4 million of shareholders' loans and related accrued interest, amortization of the discount on the Series E Preferred Stock of approximately $0.4 milion and the cancellation of 300,000 warrants valued at $0.2 million. These increases were offset by a loss for the quarter of approximately $1.8 million and an increase in Accumulated deficit of approximately $0.1 million related to AmTec's increase in the ownership of its Sino-Foreign Joint Venture from 60.8% to 70%.


LIQUIDITY AND CAPITAL RESOURCES

While the Company reported $216,348 of revenue during the year ended March 31, 1998, the Company did not report revenues for the quarter ended June 30, 1998 because it reports revenues from its investment in the GSM network as received, which in the normal course of business for the Company's joint venture, occurs once per year, in the Company's third fiscal quarter. As a result, the Company generated an operating loss of $1.7 million and a loss applicable to common shares of $1.8 million during this period. While the Company expects to achieve profitable operations within several years, there can be no assurances that the Company will achieve this goal. As a result, the Company has financed its current activities primarily through private equity placements.

During the three months ended June 30, 1998, the Company's cash decreased by approximately $1.6 million, primarily due to additional investment in the GSM network of approximately $1.1 million and to cash used to fund current operations of approximately $0.5 million. The Company's direct cash position is expected to be sufficient to support operations of the Company through January 1, 2000.

EQUITY ISSUANCES

The Company issued 450,556 shares of its Common Stock during its first quarter upon conversion of 5 shares of the Company's Series E Convertible Preferred Shares (the "Series E Shares") by certain holders of the Series E Shares.


                                  PART II

OTHER INFORMATION

Item 2.  Changes in Securities


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of stockholders during the Quarter ended June 30, 1998.

Item 2.  Agreement with UIH Asia/Pacific Communications, Inc.

      On August 6, 1998 the Company signed an agreement with UIH Asia/Pacific Communications, Inc ("UAP"), a wholly-owned subsidiary of United International Holdings, Inc. ("UIH"), under which AmTec will issue to UAP $12 million of preferred stock convertible into 9.6 million AmTec common shares at a price of $1.25 per share, subject to certain anti-dilution provisions in exchange for 100% of the common stock of UIH Hunan, Inc. UIH intends, through its ownership in AmTec, to make AmTec its key operation in the China telecommunications market. The transaction, which is subject to satisfactory completion of due diligence, approval of AmTec's shareholders and approvals of appropriate regulatory authorities in China will result in UAP becoming AmTec's largest shareholder and hold the right to nominate 2 members to AmTec's Board of Directors. In addition, UAP will receive co-investment rights with AmTec in China and an option to purchase additional AmTec common stock at $3.00 per share to increase its stake in AmTec to 25 % on a fully diluted basis.

      UIHH holds a 49% interest in a Sino-foreign joint venture with the Broadcasting Bureau of Hunan, the monopoly cable television operator in Hunan Province, People's Republic of China. The operator is currently delivering video services to 13 cities and over 255,000 subscribers. The joint venture currently receives fees for transmission services and participates in the network's advertising revenue. It is currently profitable and will add revenues to AmTec in the first quarter after closing, which is anticipated to take place in the third quarter of the Company's fiscal year.

      Agreement with SFMT, Inc.

      On August 27, 1998 the Company signed a definative agreement with SFMT, Inc., a wholly owned subsidiary of Global Telesystems, Inc. ("GTS") under which SFMT will acquire approximately 5.9 million shares of AmTec common stock in exchange for SFMT's interest in V-Tech, a Sino-Foreign Joint Venture which holds rights to a majority of the cash flow generated by Shanghai VSAT Network Systems, the premier satellite- based telecommunications network operator in China. The agreement is subject to satisfactory completion of due diligence and approval of AmTec's shareholders.

      The shares will be issued at a price of $1.35 per share and will make GTS, through a wholly owned subsidiary, AmTec's largest shareholder following the close of the above mentioned merger with UIH
      Asia/Pacific Communications, Inc.


Item 6  Exhibits and Reports on Form 8-K

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


Dated: September 28, 1998              AmTec, Inc.



                                       By: /s/ Joseph R. Wright, Jr.
                                           --------------------------------
                                             Joseph R. Wright, Jr.
                                             Chief Executive Officer



                                       By: /s/ Albert G. Pastino
                                           --------------------------------
                                              Albert G. Pastino
                                              Principal Financial and
                                              Accounting Officer