Form 10-Q
period 1998-09-30
AMTEC INC
filed 1998-11-16
CIK 912890

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended       September 30, 1998


                      Commission File Number: 0-22520


                                  AMTEC, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


         Delaware                                   52-1989122
-------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)


                      599 Lexington Avenue, 44th Floor
                         New York, New York 10022
                  ----------------------------------------
                  (Address of principal executive offices)


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


            Class                       Outstanding as of  November 16, 1998
--------------------------------------  ------------------------------------
Common Stock, par value $.001 per share                 25,925,145


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




                                   PART I

                           FINANCIAL INFORMATION

Item 1.       Financial Statements


AMTEC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 30, 1998 and March 31, 1998                  Sept. 30, 1998      Mar. 31, 1998
----------------------------------------------------------------------------------------
ASSETS:
Current assets
  Cash                                                $   6,772,103         $ 10,442,334
  Accounts Receivable                                       112,877              114,661
  Prepaid expenses and other current assets                 430,596              356,554
                                                      -------------         ------------
Total current assets                                      7,315,576           10,913,549

  Property and equipment, net                               848,108              897,265
  Investment in construction of GSM networks,
    net of amortization                                  29,131,345           28,461,810
  Other assets                                               63,300              113,180
  Deferred expenses                                               -                6,916
                                                      -------------         ------------
TOTAL ASSETS                                          $ 37,358,329          $ 40,392,720
                                                      =============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities
  Accounts payable                                        $ 272,985            $ 551,705
  Accrued expenses                                           43,004              798,376
  Loans payable - shareholders                                    -            1,452,553
  Other current payables                                 10,477,578           10,234,872
                                                      -------------         ------------
Total current liabilities                                10,793,567           13,037,506
                                                      -------------         ------------

  Loans payable                                          20,028,602           20,028,602
  Other payables                                          1,487,727            1,487,727
  Minority interest                                         298,920              941,974
                                                      -------------         ------------
TOTAL LIABILITIES                                        32,608,816           35,495,809
                                                      -------------         ------------

STOCKHOLDERS' EQUITY
  Preferred Stock: authorized 10,000,000 shares
    Series E Convertible Preferred Stock:
    $.001 par value; 66.5 and 73 shares issued
    and outstanding in Sept. 1998 and March 1998,
    respectively.                                                 1                    1

  Common stock:  $.001 par value, authorized
    100,000,000 shares; 26,180,880 and 26,532,502
    issued and outstanding at Sept. 30,
    1998 and March 31, 1998, respectively                    26,181               26,533
  Additional paid-in capital                             35,997,628           33,148,529
  Accumulated deficit                                   (30,620,808)         (27,394,590)
  Cumulative foreign currency exchange loss                  (6,188)                 613
  Non employee deferred option cost, net                   (918,751)          (1,378,125)
  Warrants                                                  271,450              493,950
                                                      -------------         ------------
TOTAL STOCKHOLDERS' EQUITY                                4,749,513            4,896,911

                                                      -------------         ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $ 37,358,329         $ 40,392,720
                                                      =============         ============





 AMTEC INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS               Six months ended Sept 30        Quarter ended Sept 30
                                                       1998            1997            1998           1997
------------------------------------------------     ----------------------------   --------------------------

Revenues                                             $        -      $          -     $         -   $       -
                                                     -----------------------------   -------------------------
  Expenses:
   Selling, general and administrative                3,188,666         2,922,779       1,492,481     553,147
                                                     -----------------------------   -------------------------

  Total expenses                                      3,188,666         2,922,779       1,492,481     553,147
                                                     -----------------------------   -------------------------

  Loss from operations                               (3,188,666)       (2,922,779)     (1,492,481)   (553,147)

  Other income (expense):
   Amortization of stock options                       (459,376)                -        (229,688)          -
   Write off of investment                                    -           (87,441)              -     (87,441)
   Other - net                                          248,819          (103,060)        128,907     (82,043)
                                                     ------------------------------  -------------------------
  Total other income (expense)                         (210,557)         (190,501)       (100,781)   (169,484)
                                                     ------------------------------  -------------------------

  Loss before minority interest                      (3,399,223)       (3,113,280)     (1,593,262)   (722,631)

  Minority interest in loss of subsidiaries            (754,694)         (321,701)       (390,596)    476,721
                                                     ------------------------------  -------------------------

  Net loss                                           (2,644,529)       (2,791,579)     (1,202,666) (1,199,352)

  Preferred stock dividend                              468,944           108,000          66,523           -
                                                     ------------------------------  -------------------------

  Loss applicable to common shares                   (3,113,473)       (2,899,579)     (1,269,189) (1,199,352)
                                                     ==============================  =========================

  Basic loss per common share                             (0.12)            (0.09)          (0.05)      (0.04)
                                                     ==============================  =========================

  Weighted average common shares outstanding         26,702,367        31,701,320      26,598,534  32,119,009
                                                     ==============================  =========================





AMTEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS                             Six months ended
                                                             Sept 30, 1998    Sept 30, 1997
-------------------------------------------------------------------------------------------
Cash flows from (used in) operating activities:
 Net loss                                                    $ (3,113,473)    $ (2,899,579)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Amortization of deferred option cost                         459,376                -
     Depreciation and amortization of GSM investment            1,117,237                -
     Depreciation                                                  58,411           55,234
     Preferred Stock dividend                                     468,944
     Issuance of common and options stock for
       compensation, directors' fees and services
       rendered                                                         -          392,381
    (Increase) decrease in:
       Accounts receivable                                          1,784         (100,000)
       Prepaid expenses and other current assets                  (74,042)        (436,228)
       Deferred Expense                                             6,916                -
       Other assets                                                49,880                -
    Increase (decrease) in:
       Accounts payable and accrued expenses                     (127,606)        (402,380)
       Accrued interest                                                 -           60,666
       Other current payables                                     242,706                -
       Foreign currency loss                                       (6,801)               -
       Minority Interest                                         (643,054)        (839,671)
                                                             ------------------------------
   Net cash provided by (used in) operating activities         (1,559,722)      (4,169,577)
                                                             ------------------------------
   Cash flows from (used in) investing activities:
     Purchase of property and equipment                            (9,254)         (36,126)
     GSM construction costs and additional investments         (1,786,772)      (4,743,261)
                                                             ------------------------------
   Net cash used in investing activities                       (1,796,026)      (4,779,387)
                                                              ------------------------------
   Cash flows from financing activities:
     Borrowings                                                         -        7,719,836
     Change in Minority Interest Ownership                       (112,167)               -
     Proceeds from sale of Series C convertible
        preferred stock                                                 -        2,500,000
     Common stock buy back                                       (202,316)               -
                                                              ------------------------------
           Net cash provided by financing activities             (314,483)      10,219,836
                                                              ------------------------------

   Net increase (decrease) in cash and cash equivalents        (3,670,231)       1,270,872

   Cash and cash equivalents, beginning of period              10,442,334        5,390,871

                                                             ------------------------------
 Cash and cash equivalents, end of period                    $  6,772,103     $  6,661,743
                                                             ==============================




AMTEC, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows
----------------------------------------------------------------------------


                       Supplemental Cash Information:

No interest or income taxes were paid during the first six months of fiscal 1999 or 1998.


                       Non Cash Financing Activities:

Shareholder loans payable of $1,452,553 and related accrued interest of $906,488 were credited to Additional paid-in capital

6.7 shares of Series E Convertible Preferred Stock were converted into 667,843 shares of common stock (inclusive of conversions of preferred dividends).

Warrants valued at $222,500 were cancelled and credited to Additional paid-in capital.

The Company cancelled a Common Stock Investment Agreement, as permitted by the Agreement, with Promethean Investment Group on August 12, 1998. 1,019,465 shares previously held in escrow designated for issuance under terms of the agreement were cancelled.




                  Notes to Consolidated Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The consolidated financial statements as of September 30, 1998 and for the six months then ended are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. All of the adjustments are of a normal recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations, contained in the Annual Report on Form 10-K filed by the Company on June 30, 1998 for the Company's fiscal year ended March 31, 1998. The results of operations for the six months ended September 30, 1998 are not necessarily indicative of the results for the entire year ending March 31, 1999.

       Basis of Presentation
       The accompanying financial statements have been prepared in conformity with generally accepted accounting principles.
       Realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's existing projects developing profitable operations.

       Included in the financial statements are the financial statements of the Company for the six months ended September 30, 1998 and 1997 and the financial statements of its joint venture subsidiaries for the six months ended June 30, 1998 and 1997.

       Revenue Recognition
       Due to the early stage of the networks' rollout, the Company has elected not to recognize revenue earned under its cash flow sharing contract with China United Telecommunications, Incorporated ("UNICOM"). Instead, revenue is recognized when cash is received, which is once a year, during the Company's third quarter. However, the Company expects to begin accruing revenue during its next fiscal year.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the Company, its 70% owned subsidiary Hebei United Telecommunications Equipment Co., Ltd. ("Hebei Equipment") (a 20 year life Sino-foreign joint venture) and subsidiary, and the Company's wholly owned subsidiary, ITV Communications, Inc. All significant intercompany accounts and transactions are eliminated in consolidation. Hebei Equipment in turn owns 51% of Hebei United Telecommunications Engineering Company, Ltd. ("Hebei Engineering") (a 25 year life Sino-foreign joint venture).

NOTE 3 - ASSETS

       The consolidated balance sheet includes approximately $29.1 million of assets, net of amortization, associated with the construction of the Hebei GSM Networks. The Company, which has the right to the largest share of the distributable cash flow from these networks over a fifteen year period, amortizes its investment in these networks over that period.

NOTE 4 - LIABILITIES

       The consolidated balance sheet includes total liabilities of approximately $32.6 million. Of this amount, approximately $32.3 million are liabilities of AmTec's subsidiaries, which are guaranteed by co-investors in the Company's joint ventures with no recourse to AmTec. AmTec's direct liabilities amount to approximately $0.3 million. The decrease in consolidated liabilities primarily relates to the elimination of shareholder loans and related accrued expenses of ITV, Inc., a wholly-owned subsidiary.

NOTE 5 - CHANGES TO EQUITY

       The decrease in Stockholders' Equity of approximately $150,000 primarily is due to the net loss for the six months ended September 30, 1998 of approximately $3.1 million offset by an increase in Additional paid-in capital resulting primarily from the cancellation of shareholders' loans and related accrued interest.

       As permitted by the agreement, on August 12, 1998 the Company cancelled a Common Stock Investment Agreement with Promethean Investment Group. 1,019,465 shares of the Company's common stock held in escrow under this agreement was cancelled as well.

       During the six months ended September 30, 1998, the Company issued 667,843 shares of its Common Stock upon the conversion of 6.7 shares of its Series E Convertible Preferred Stock. (See Note 7 regarding the acquisition of certain E-Shares.)

       On September 14, 1998 the Company announced its intention to purchase up to $1 million of its common stock on the open market. As of September 30, 1998, the Company had purchased 162,000 shares under this program for a total cost of approximately $202,000.

NOTE 6 - SIGNIFICANT TRANSACTIONS

       On August 6, 1998 the Company signed an agreement with UIH Asia/Pacific Communications, Inc ("UAP"), a wholly-owned subsidiary of United International Holdings, Inc. ("UIH"), under which AmTec will issue to UAP $12 million of preferred stock convertible into
       9.6 million AmTec common shares, subject to certain anti-dilution provisions, in exchange for 100% of the common stock of UIH Hunan, Inc. ("UIHH"). UIHH holds a 49% interest in a Sino-foreign joint venture with the Broadcasting Bureau of Hunan, the monopoly cable television operator in Hunan Province, People's Republic of China. The agreement, which is subject to satisfactory completion of due diligence and approvals of appropriate regulatory authorities in China among other conditions, provides UAP with an option to increase its holdings in AmTec to 25% of AmTec's fully diluted common shares for a price of $3 per share and with rights of co-investment with AmTec in China. The consummation of this deal will make UAP AmTec's largest shareholder.

       On August 27, 1998 the Company signed an agreement with a subsidiary of Global TeleSystems, Inc. (GTS), under which a subsidiary of GTS will acquire approximately 5.9 million shares of the Company's common stock and merge GTS' Shanghai-based joint venture into the Company. The shares will be issued at a price of $1.35 per share and will make GTS, through a wholly owned subsidiary, AmTec's second largest shareholder following the close of the merger with UIHH described above. The joint venture holds the rights to a majority share of the cash flow generated by Shanghai VSAT Network Systems
       (SVC), the premier satellite-based telecommunications network operator in China. The merger is subject to final due diligence among other conditions.

NOTE 7 - SUBSEQUENT EVENTS

       On October 1, 1998 a sixth GSM network launched operations in the city of Langfang, Hebei Province, which has a metropolitan area population of 3.6 million people. As of November 16, 1998 the subscriber base of the six networks reached approximately 31,000 subscribers, an increase of 11,000 subscribers from September 30, 1998.

       On November 10, 1998, 38.5 of the Company's Series E Convertible Preferred Shares were acquired from an investment fund by the Company and investors known to the Company. As a result of this transaction, the Company is retiring 3.85 Series E Convertible Preferred Shares which would have been convertible into 542,192 common shares at the conversion rate effective on November 12, 1998.

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

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

       Disclosures about Pensions and Other Postretirement Benefits--In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This Statement is effective for fiscal years beginning after December 15, 1997. This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. Management is currently evaluating the effect of adopting this statement on its financial reporting.


Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operation

AmTec, Inc. ("AmTec" or "the Company") is a telecommunications company with operations in the People's Republic of China ( the "PRC" or "China"). The Company has focused its operations on China because of its large and rapidly growing need for telecommunications services, its requirement for foreign capital and technology to meet that need, and AmTec's opportunity to obtain cash flow sharing and technical services agreements with operators who hold exclusive or semi-exclusive communications licenses. The Company has established majority ownership in joint ventures with Chinese and other partners to provide financing, network construction and operational consulting services to licensed China network operators. The Company's current operations primarily are focused on a series of cellular telephone networks in the northeastern province of Hebei, which has 11 major cities and a population of approximately 64 million people. In addition, the Company has interests in other projects and networks in various stages of development.

Key components of AmTec's business strategy are developing existing network interests and obtaining additional interests in communications networks in China, including combining the efforts of major telecommunications companies in China.

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

The construction and operational plan for the GSM Networks consists of a "roll-out" across Hebei Province on a city-by-city basis. As of November 16, 1998 six cities, were providing commercial service, to approximately 31,000 subscribers.

As of September 30, 1998, construction of the GSM Networks had been financed by Hebei Engineering with $3 million of equity capital, approximately $11 million of vendor financing guaranteed by NTTI, and a $20 million Term Loan facility from Bank of Tokyo Mitsubishi also guaranteed by NTTI and Itochu. Of the $3 million of equity raised by Hebei Engineering, $1.17 million was contributed by Hebei Equipment.

Achievement of the Company's business objectives is dependent upon Unicom's operation of the GSM Networks, among other factors. The implementation of the GSM Networks involves systems design, site procurement, construction, electronics installation, initial systems optimization and receipt of necessary permits and business licenses prior to commencing commercial service. While no major difficulties have been encountered to date in launching the six networks now operating, absence of difficulties in launching additional networks can not be assured.

Results of Operations for the Six and Three Months Ended September 30, 1998 As Compared to the Six and Three Months Ended September 30, 1997.

Due to the early stage of the networks' rollout, the Company did not recognize revenue from the GSM operations during the six months ended September 30, 1998 and 1997. Instead revenues are recognized when cash is received under the revenue sharing contract, which is expected to occur in the third fiscal quarter. However, the Company expects to begin accruing revenue within the next year as the networks continue to develop.

As of November 16, 1998 six cellular networks serving approximately 31,000 subscribers were operating in Hebei province.

Selling, general and administrative expenses increased from approximately $2.9 million during the six months ended September 30, 1997 to approximately $3.1 million during the six months ended September 30, 1998. The increase primarily related to increases in the amortization of the investment in GSM network of approximately $1.1 million and an increase in salaries and fringe benefits of approximately $0.3 million related to the hiring of a Chief Financial Officer and General Counsel in June 1997. These increases were offset by an approximately $1.2 million reduction in the start-up costs of the Company's joint venture.

Selling, general and administrative expenses increased from approximately $0.5 million during the three months ended September 30, 1997 to approximately $1.5 million during the three months ended September 30, 1998. The increase for the quarter was primarily attributed to the amortization of the Company's investment in the GSM networks offset by a reduction in the start-up costs of its joint venture.

The Company reported assets of approximately $37.3 million at September 30, 1998, a decrease of 7.5% or $3 million from March 31, 1998. This decrease primarily related to amortization of the Company's investment in the GSM networks of approximately $1.1 million and the funding of current operations of approximately $1.6 million using cash.

The consolidated balance sheet of the Company includes total liabilities of approximately $32.6 million. Of this amount, approximately $32.3 million are liabilities of AmTec's Sino-foreign joint venture subsidiaries, with no recourse to AmTec. AmTec's direct liabilities amount to approximately $0.3 million. The decrease in consolidated liabilities primarily relates to the elimination of shareholder loans and related accrued expenses and a decrease in minority interest.

The Company's loss before dividends decreased from $2.7 million during the six months ended September 30, 1997 to $2.6 million during the six months ended September 30, 1998. The decrease in net loss primarily relates to an increase in the minority interest in loss of subsidiaries offset by an increase in selling, general and administrative expenses.

The decrease in Stockholders' Equity of approximately $0.14 million for the six months ended September 30, 1998 was the net result of an increase in Additional paid-in capital of approximately $2.9 million, a loss for the six months of approximately $3.1 million, amortization of deferred option cost of $0.5 million and an increase in Accumulated deficit of approximately $0.1 million related to AmTec's increase in the ownership of its Sino-Foreign Joint Venture from 60.8% to 70%. The increase in Additional paid-in capital was due to the elimination of approximately $2.4 million of shareholders' loans and related accrued interest, amortization of the discount on the Series E Convertible Preferred Stock of approximately $0.4 milion and the cancellation of 300,000 warrants valued at $0.2 million.

Liquidity and Capital Resources

While the Company reported $216,348 of revenue during the year ended March 31, 1998, it did not report revenues for the six months ended September 30, 1998. As stated earlier, the Company has elected not to recognize revenue earned under its contract with China UNICOM due to the early stage of the networks' rollout. Instead revenues are recognized when cash is received under the revenue sharing contract, which is expected to occur in the third fiscal quarter. However, the Company expects to begin recognizing revenue on a quarterly basis within the next year as the networks continue to develop. As a result, the Company generated an operating loss of $3.18 million and a loss applicable to common shares of $3.11 million during this period. While the Company expects to achieve profitable operations within several years, there can be no assurances that the Company will achieve this goal. As a result, the Company has financed its current activities primarily through private equity placements.

During the six months ended September 30, 1998, the Company's cash decreased by approximately $3.6 million, primarily due to additional investment in the GSM network of approximately $1.8 million, cash used to fund current operations of approximately $1.6 million and $0.2 million of cash used to buy back common stock. The Company's direct cash position is expected to be sufficient to support its operations through January 1, 2000.

Equity Issuances

The Company issued 667,843 shares of its Common Stock during its first six months upon conversion of 6.7 shares of the Company's Series E Convertible Preferred Shares (the "Series E Shares") by certain holders of the Series E Shares. (See NOTE 7 regarding the acquisition of certain Series E Shares.)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Default upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

           No matters were submitted to a vote of stockholders during the six months ended September 30, 1998.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits.

              27. Financial Data Schedule

       (b) Reports on Form 8-K.

           The Company filed no reports on Form 8-K during the six months ended September 30, 1998.



SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 16, 1998                    AmTec, Inc.


                                            By: /s/ Joseph R. Wright, Jr.
                                                ___________________________
                                                Joseph R. Wright, Jr.
                                                Chief Executive Officer


                                            By: /s/ Albert G. Pastino
                                                __________________________
                                                Albert G. Pastino
                                                Principal Financial and
                                                Accounting Officer