Form 10-Q
period 1998-12-31
AMTEC INC
filed 1999-02-17
CIK 912890

THIS DOCUMENT IS A COPY OF THE QUARTERLY REPORT ON FORM 10-Q FILED ON
     FEBRUARY 17, 1999 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 1998


                      Commission File Number: 0-22520

                                AMTEC, INC.
            (Exact name of Registrant as specified in its charter)

                  Delaware                          52-1989122
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


                      599 Lexington Avenue, 44th Floor
                          New York, New York 10022
                  (Address of principal executive offices

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


       Class                       Outstanding as of  February 12, 1999
Common Stock, par value                       30,811,721
$.001 per share

          Transitional Small Business Format (Check one): Yes  No x



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


                                                                         Page

PART I.    FINANCIAL INFORMATION

Item 1     Financial Statements                                             4

           Consolidated Balance Sheets as of December 31, 1998 and          4
           March 31, 1998

           Consolidated Statement of Operations for the three and nine      5
           months ended December 31, 1998 and 1997

           Consolidated Statement of Cash Flows for the nine months         6
           ended December 31, 1998 and 1997

           Notes to Consolidated Financial Statements                       8

Item 2     Management's Discussion and Analysis of Financial Condition     12
           and Result of Operations


PART II.   OTHER INFORMATION                                               16

Item 1     Legal Proceedings                                               16

Item 2     Changes in Securities                                           16

Item 3     Default upon Senior Securities                                  16

Item 4     Submission of Matters to a Vote of Security Holders             16

Item 5     Other Information                                               16

Item 6     Exhibits and Reports on Form 8-K                                16

Signatures                                                                 17



                                   PART I

                           FINANCIAL INFORMATION


AMTEC INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS                          Dec. 31, 1998    Mar. 31, 1998
----------------------------------------------       -------------    -------------
ASSETS:
Current assets
  Cash                                               $  5,850,056     $ 10,442,334
  Accounts Receivable                                     104,881          114,661
  Prepaid expenses and other current assets               228,129          356,554
                                                     ------------     ------------
    Total current assets                                6,183,066       10,913,549

  Property and equipment, net                             821,265          897,265
  Investment in construction of GSM networks,
     net of amortization                               28,518,017       28,461,810
  Other assets                                             63,301          113,180
  Deferred expenses                                          --              6,916
                                                     ------------     ------------
TOTAL ASSETS                                         $ 35,585,649     $ 40,392,720
                                                     ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities
  Accounts payable                                   $    175,663     $    551,705
  Accrued expenses                                         47,491          798,376
  Loans payable - shareholders                               --          1,452,553
  Bank loans payable within 1 year                      4,000,000             --
  Other current payables                                9,737,721       10,234,872
                                                     ------------     ------------
    Total current liabilities                          13,960,875       13,037,506
                                                     ------------     ------------
Bank loans                                             17,528,747       20,028,602
Other payables                                          1,487,727        1,487,727
Minority interest                                            --            941,974
                                                     ------------     ------------
TOTAL LIABILITIES                                      32,977,349       35,495,809
                                                     ------------     ------------
STOCKHOLDERS' EQUITY
Preferred Stock: authorized 10,000,000 shares
  Series E Convertible Preferred Stock:
  $.001 par value; 36.5 and 73 shares issued
    and outstanding in Dec.31,1998 and
    March 31,1998, respectively                                 1                1

Common stock:  $.001 par value, authorized
  100,000,000 shares; 30,008,426 and 26,532,502
  issued and outstanding at Dec. 31, 1998 and
  March 31, 1998, respectively                             30,008           26,533
Additional paid-in capital                             35,000,867       33,148,529
Accumulated deficit                                   (32,693,336)     (27,394,590)
Cumulative foreign currency exchange loss                    (690)             613
Non employee deferred option cost, net                       --        (1,378,1225)
Warrants                                                  271,450          493,950
                                                     ------------     ------------
TOTAL STOCKHOLDERS' EQUITY                              2,608,300        4,896,911
                                                     ------------     ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $ 35,585,649     $ 40,392,720
                                                     ============     ============

The accompanying notes are an integral part of these financial statements.




 AMTEC INC. AND SUBSIDIARIES


 CONSOLIDATED STATEMENTS OF OPERATIONS                    Nine months ended Dec 31         Quarter ended Dec 31
                                                              1998           1997            1998          1997
----------------------------------------                  ------------------------       ------------------------
Revenues                                                  $           -   $         -     $         -    $         -
                                                          ---------------------------     --------------------------
Expenses:
  Selling, general and administrative                        3,163,638      3,672,582       1,060,769      1,207,104
  Amortization of GSM investment                             1,709,845              -         624,048              -
                                                           --------------------------     --------------------------
Total expenses                                               4,873,483      3,672,582       1,684,817      1,207,104
                                                           --------------------------     --------------------------
Loss from operations                                        (4,873,483)    (3,672,582)     (1,684,817)    (1,207,104)

Other income (expense):
  Amortization of stock options                               (459,374)             -               -              -
  Other - net                                                 (293,812)       (81,721)       (542,632)        21,339
                                                           ---------------------------    --------------------------
Total other income (expense)                                  (753,186)       (81,721)       (542,632)        21,339
                                                           ---------------------------    --------------------------

Loss before minority interest                               (5,626,669)    (3,754,303)     (2,227,449)    (1,185,765)

Minority interest in loss of subsidiaries                     (941,974)       (49,330)       (187,280)      (272,371)
                                                           ---------------------------    ---------------------------

Net loss                                                    (4,684,695)    (3,704,973)     (2,040,169)      (913,394)

Preferred stock dividend                                       614,051        222,891         145,107        114,891
                                                           --------------------------     ---------------------------
Loss applicable to common shares                            (5,298,746)    (3,927,864)     (2,185,276)    (1,028,285)
                                                           ===========================    ===========================

Basic loss per common share                                      (0.20)         (0.13)          (0.08)         (0.04)
                                                           ===========================    ===========================
Weighted average common shares outstanding                  26,458,488     30,728,346      25,971,101     29,210,664
                                                           ==========================     ==========================

The accompanying notes are an integral part of these financial statements.




AMTEC INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS                             Nine months ended
                                                          Dec. 31, 1998    Dec. 31, 1997
----------------------------------------------------      -------------    -------------
Cash flows used in operating activities:
  Net loss                                                $ (5,298,746)    $ (3,704,973)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Amortization of deferred option cost                       459,374             --
    Depreciation and amortization of GSM investment          1,709,845             --
    Depreciation                                                87,855           58,072
    Preferred Stock dividend                                   614,051             --
    Issuance of common and options stock for
      compensation, directors' fees and services
      rendered                                                    --            392,381
    (Increase) decrease in:
      Accounts receivable                                        9,780         (116,215)
      Prepaid expenses and other current assets                128,425           16,117
      Deferred Expense                                           6,916             --
      Other assets                                              49,879            4,827
    Increase (decrease) in:
    Accounts payable and accrued expenses                     (219,861)        (506,655)
      Accrued interest                                            --             93,126
      Other current payables                                  (497,151)             --
      Foreign currency loss                                     (1,303)             280
      Minority Interest                                       (941,974)         (20,082)
                                                          ------------     ------------
        Net cash used in operating activities               (3,892,910)      (3,783,122)
                                                          ------------     ------------
Cash flows used in investing activities:
  Purchase of property and equipment                           (11,855)         (83,171)
  GSM construction costs and additional investments         (1,766,052)      (9,101,705)
  Timing reversal of investment in joint venture                  --          1,192,000
                                                          ------------     ------------
        Net cash used in investing activities               (1,777,907)      (7,992,876)
                                                          ------------     ------------
Cash flows from financing activities:
  Borrowings                                                 1,500,145       10,392,983
  Preferred stock dividend                                        --           (222,891)
  Proceeds from sale of Series C convertible
    preferred stock                                               --          2,500,000
  Proceeds from sale of Series E convertible
    preferred stock                                               --          6,691,035
  Common stock buyback                                        (321,606)            --
  Preferred stock buyback                                     (100,000)            --
                                                          ------------     ------------
        Net cash provided by financing activities            1,078,539       19,361,127
                                                          ------------     ------------
Net increase (decrease) in cash and cash equivalents        (4,592,278)       7,585,129

Cash and cash equivalents, beginning of period              10,442,334        5,390,871
                                                          ------------     ------------
Cash and cash equivalents, end of period                  $  5,850,056     $ 12,976,000
                                                          ============     ============

The accompanying notes are an integral part of these financial statements.





AMTEC, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows
-----------------------------------------------------------------------------


                       Supplemental Cash Information:

No income taxes were paid during the first nine months of fiscal 1999 or 1998.

Interest paid with respect to the bank loan and other vendors financing during the first nine months of fiscal 1999 and 1998 were $ 1,709,000 and $1,323,000 respectively.

                       Non Cash Financing Activities:

Shareholder loans payable of $1,452,553 and related accrued interest of $906,488 were credited to Additional paid-in capital

34.9 shares of Series E Convertible Preferred Stock were converted into 4,776,188 shares of common stock (inclusive of conversions of preferred dividends).

Warrants valued at $222,500 were cancelled and credited to Additional paid-in capital.

The Company cancelled a Common Stock Investment Agreement, as permitted by the Agreement, with Promethean Investment Group on August 12, 1998. 1,019,465 shares previously held in escrow designated for issuance under terms of the agreement were cancelled.

The option granted to the Hebei Provincial Government to acquire 3,000,000 shares of the Company's common stock at a price of $3.0625 per share was cancelled. Unamortized Deferred Option Cost valued at $918,751 was charged to Additional Paid in Capital.


                 Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The consolidated financial statements as of December 31, 1998 and for the nine months then ended are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. All of the adjustments are of a normal recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations, contained in the Annual Report on Form 10-K filed by the Company on June 30, 1998 for the Company's fiscal year ended March 31, 1998. The results of operations for the nine months ended December 31, 1998 are not necessarily indicative of the results for the entire year ending March 31, 1999.

       Basis of Presentation
       The accompanying financial statements have been prepared in conformity with generally accepted accounting principles.
       Realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's existing projects developing profitable operations.

       Included in the financial statements are the financial statements of the Company for the nine months ended December 31, 1998 and 1997 and the financial statements of its joint venture subsidiaries for the nine months ended September 30, 1998 and 1997.

       Revenue Recognition
       Due to the early stage of the networks' rollout, the Company has not been able to determine its revenue earned under its cash flow sharing contract with China United Telecommunications Incorporated ("UNICOM"). The Company elected to recognize revenue when cash is received, which is once a year, during the Company's last quarter. The Company is implementing a system to estimate its revenue from the cash flow sharing contract and the Company expects to accrue revenue beginning in its next fiscal year.

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

NOTE 3 - ASSETS

       The consolidated balance sheet includes approximately $28.5 million of assets, net of amortization, associated with the construction of the Hebei GSM Networks. The Company, which has the right to the largest share of the distributable cash flow from these networks over a fifteen year period, amortizes its investment in these networks over that period.

NOTE 4 - LIABILITIES

       The consolidated balance sheet includes total liabilities of approximately $32.9 million. Of this amount, approximately $32.7 million are liabilities of AmTec's subsidiary (Hebei Engineering), which are guaranteed by co-investors in the Company's joint venture with no recourse to AmTec, Inc. During the quarter ended December 31, 1998, Hebei Engineering obtained a $1.5 million bank loan in addition to its $20 million loan payable. $4 million of the loan payable was reclassified to current liabilities as loan payable within one year. AmTec, Inc.'s direct liabilities amount to approximately $0.2 million. The decrease in consolidated liabilities primarily relates to the elimination of shareholder loans and related accrued expenses of ITV, Inc., an inactive wholly-owned subsidiary.

NOTE 5 - CHANGES TO EQUITY

       The decrease in Stockholders' Equity of approximately $2.3 million is due primarily to the net loss for the nine months ended December 31, 1998 of approximately $5.3 million offset by an increase in Additional paid-in capital resulting primarily from the cancellation of shareholders' loans and related accrued interest.

       On September 14, 1998 the Company announced its intention to purchase up to $1 million of its common stock on the open market. As of December 31, 1998, the Company had purchased 280,800 shares under this program for a total cost of approximately $312,600. All the common stock repurchased were cancelled as of December 31, 1998.

       During the nine months ended December 31, 1998, the Company issued 4,776,188 shares of its Common Stock upon the conversion of 34.9 shares of its Series E Convertible Preferred Stock.

       On November 10, 1998, 38.5 of the Company's Series E Convertible Preferred Shares were acquired from an investment fund by the Company and investors known to the Company. As a result of this transaction, the Company bought back 3.08 Series E Convertible Preferred Shares, at a consideration of US$100,000, which would have been convertible into 433,754 common shares at the conversion rate effective on November 12, 1998. All the Series E Convertible Preferred Shares repurchased by the Company were retired on January 20, 1999.

       During the quarter ended December 31, 1998, the Company cancelled the option granted to the Hebei Provincial Government to acquire 3,000,000 shares of the Company's common stock at a price of $3.0625 per share. At the date of grant, $1,837,500 was capitalized as Deferred Option Cost of which $918,751 was amortized through September 31, 1998. The unamortized Deferred Option Cost up to the date of cancellation was charged to Additional Paid in Capital.

NOTE 6 - SIGNIFICANT TRANSACTIONS

       On August 27, 1998 the Company signed a definitive agreement with a subsidiary of Global TeleSystems, Inc. ("GTS"), under which a subsidiary of GTS will acquire approximately 5.9 million shares of the Company's common stock and the Company, through a subsidiary, will acquire GTS's 75% interest in a Shanghai-based joint venture. The shares will be issued at a price of $1.35 per share and will make GTS, through a wholly owned subsidiary, AmTec's second largest shareholder following the close of the transaction with UIHH described below. The joint venture holds the rights to a majority share of the cash flow generated by Shanghai VSAT Network Systems
       (SVC), the premier satellite-based telecommunications network operator in China. The merger is subject to final due diligence among other conditions.

       On December 23, 1998, the company signed a definitive agreement with UIH Hunan Inc. ("UIHH"), an indirect subsidiary of United International Holdings, Inc., under which AmTec will issue to UIHH's direct parent company $12 million of convertible preferred stock ("Series F Shares") in exchange for 100% of the common stock of UIHH. The Series F Shares will be convertible into AmTec's common stock at a price equal to the Average Closing Price of the common stock during the ten trading days ending three trading days prior to closing of the transaction. However, the conversion price of the Series F Shares will be no higher than $1.25 per share. Once issued, the Series F Shares will carry certain anti-dilution provisions. UIHH holds a 49% interest in a Sino-foreign joint venture with the Broadcasting Bureau of Hunan, the monopoly cable television operator in Hunan Province, People's Republic of China. The agreement, which is subject to satisfactory completion of due diligence and approvals of appropriate regulatory authorities in China among other conditions, provides UAP with a three year option to increase its holdings in AmTec to 25% of AmTec's fully diluted common shares for a price of $3 per share and with rights of co-investment with AmTec in China. Subject to shareholder approval as required by the American Stock Exchange, the consummation of this transaction will make UAP AmTec's largest shareholder.

NOTE 7 - GSM NETWORK OPERATION

       On October 1, 1998, Hebei Unicom's sixth GSM network launched operations in the city of Langfang, Hebei Province, which has a metropolitan area population of 3.6 million people. As of February 12, 1999 the subscriber base of the six networks reached approximately 35,000 subscribers, an increase of 15,000 subscribers from September 30, 1998.

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

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operation

AmTec, Inc. ("AmTec" or "the Company") is a telecommunications company with operations in the People's Republic of China (the "PRC" or "China"). The Company has focused its operations on China because of its large and rapidly growing need for telecommunications services, its requirement for foreign capital and technology to meet that need, and AmTec's opportunity to obtain cash flow sharing and technical services agreements with operators who hold exclusive or semi-exclusive communications licenses. The Company has established majority ownership in joint ventures with Chinese and other partners to provide financing, network construction and operational consulting services to licensed China network operators. The Company's current operations primarily are focused on a series of cellular telephone networks in the northeastern province of Hebei, which has 11 major cities and a population of approximately 64 million people. These networks are being launched with subscribers growing from 20,000 to 35,000 in the third quarter. Revenues and income will be shown in the fourth quarter for the full year.

Key components of AmTec's business strategy are developing existing network interests and obtaining additional interests in communications networks in China, including combining the efforts of major telecommunications companies in China. Amtec is in the process of closing mergers with 1) GTS which will give the Company data networking services throughout China from Shanghai and with 2)UIHH which will give the company cable television transmission for 255,000 subscribers in Hunan Province.

Joint Ventures in China

AmTec holds a 70% interest in Hebei United Telecommunications Equipment Company Limited ("Hebei Equipment"), a Sino-foreign joint venture with a wholly-owned subsidiary of the Electronics Industry Department of Hebei Province. Hebei Equipment, in turn, holds a 51% interest in Hebei United Telecommunications Engineering Company Limited ("Hebei Engineering"), a joint venture with NTT International ("NTTI") and Itochu Corp. Both Hebei Equipment and Hebei Engineering are organized as Sino-foreign equity joint ventures under the laws of China and are headquartered in Shijiazhuang, the capital of Hebei Province. If the mergers with GTS and UIHH close as expected. AmTec will acquire their interest in China which are also Sino-foreign joint ventures.

Cellular Telephone Networks

Currently, legal restrictions in China prohibit foreign participation in the operation and ownership of communications networks. Therefore, the Company has established majority ownership in joint ventures with Chinese and other partners to provide financing, network construction and operational consulting services to licensed Chinese network operators. Substantially all of the Company's revenues are derived from contractual arrangements for the sharing of cash flows generated from network operations rather than from ownership or operation of the networks. Until regulations in China change to permit direct foreign ownership and operations of communications networks, all future revenues of the Company will continue to be derived from these contractual arrangements.

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

The construction and operational plan for the GSM Networks consists of a "roll-out" across Hebei Province on a city-by-city basis. As of February 12, 1999 six cities, were providing commercial service, to approximately 35,000 subscribers.

As of December 31, 1998, construction of the GSM Networks had been financed by Hebei Engineering with $3 million of equity capital, approximately $11 million of vendor financing guaranteed by NTTI, and a $21.5 million Term Loan facility from Bank of Tokyo Mitsubishi also guaranteed by NTTI and Itochu. Of the $3 million of equity raised by Hebei Engineering, $1.53 million was contributed by Hebei Equipment.

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

Results of Operations for the Nine and Three Months Ended December 31, 1998 As Compared to the Nine and Three Months Ended December 31, 1997.

Due to the early stage of the networks' rollout, the Company has not been able to determine its revenue earned under its cash flow sharing contract and the Company did not recognize revenue from the GSM operations during the nine months ended December 31, 1998 and 1997. Instead revenues are recognized when cash is received, which is expected to occur in the last fiscal quarter. The Company is implementing a system to estimate its revenue from the cash flow sharing contract and the Company expects to begin accruing revenue within the next year as the networks continue to develop.

As of February 12, 1999 six cellular networks serving approximately 35,000 subscribers were operating in Hebei province.

Selling, general and administrative expenses increased from approximately $3.6 million during the nine months ended December 31, 1997 to approximately $4.8 million during the nine months ended December 31, 1998. The increase primarily related to increases in the amortization of the investment in GSM network of approximately $1.7 million and an increase in salaries and fringe benefits of approximately $0.3 million related to the hiring of a Chief Financial Officer and General Counsel in June 1997. These increases were offset by an approximately $0.8 million reduction in the start-up costs of the Company's joint venture.

Selling, general and administrative expenses increased from approximately $1.2 million during the three months ended December 31, 1997 to approximately $1.6 million during the three months ended December 31, 1998. The increase for the quarter was primarily attributed to the amortization of the Company's investment in the GSM networks offset by a reduction in the start-up costs of its joint venture.

The Company reported assets of approximately $35.6 million at December 31, 1998, a decrease of 12% or $5 million from March 31, 1998. This decrease primarily related the funding of current operations of approximately $4.6 million using cash. The Company's additional investment in the GSM networks of approximately $1.7 million during the nine months ended December 31, 1998 was offset by approximately the same amount of amortization provided during the period.

The consolidated balance sheet of the Company includes total liabilities of approximately $32.9 million. Of this amount, approximately $32.7 million are liabilities of AmTec's Sino-foreign joint venture subsidiaries, with no recourse to AmTec, Inc. AmTec's direct liabilities amount to approximately $0.2 million. The decrease in consolidated liabilities is primarily attributed to the elimination of shareholder loans and related accrued expenses and a decrease in minority interest.

The Company's loss before dividends increased from $3.7 million during the nine months ended December 31, 1997 to $5.6 million during the nine months ended December 31, 1998. The increase in net loss primarily relates to an increase in selling, general and administrative expenses and offset by an increase in the minority interest in loss of subsidiaries.

The decrease in Stockholders' Equity of approximately $2.3 million for the nine months ended December 31, 1998 was the net result of an increase in Additional paid-in capital of approximately $1.8 million, a loss for the nine months of approximately $5.3 million, the cancellation of deferred option cost of $1.4 million and the cancellation of 300,000 warrants valued at $0.2 million. The increase in Additional paid-in capital was due to the elimination of approximately $2.4 million of shareholders' loans and related accrued interest, elimination of $0.9 million deferred option cost, amortization of the discount on the Series E Convertible Preferred Stock of approximately $0.6 million and elimination of approximately $0.3 million paid-in capital in relation to common stocks buy back during the nine months ended December 31, 1998.

Liquidity and Capital Resources

While the Company reported $216,348 of revenue during the year ended March 31, 1998, it did not report revenues for the nine months ended December 31, 1998. As stated earlier, the Company has elected not to recognize revenue earned under its contract with China UNICOM due to the early stage of the networks' rollout and the availability of a system to report revenue on a monthly basis. Instead revenues are recognized when cash is received under the revenue sharing contract. However, the Company expects to begin recognizing revenue on a quarterly basis beginning next year as the networks continue to develop and system are implemented. As a result, the Company generated an operating loss of $5.62 million and a loss applicable to common shares of $5.29 million during this period. While the Company expects to achieve profitable operations within several years, there can be no assurances that the Company will achieve this goal. As a result, the Company has financed its current activities primarily through private equity placements.

During the nine months ended December 31, 1998, the Company's cash decreased by approximately $4.6 million was primarily due to additional investment in the GSM network of approximately $1.7 million, cash used to fund current operations of approximately $3.9 million, $0.3 million of cash used to buy back common stock, $0.1 million of cash used to buy back preferred stock. The cash decrease was partially offset by an additional $1.5 million bank loans obtained by the Company's subsidiary (Hebei Engineering). The loan is guaranteed by co-investors in the Company's joint venture with no recourse to AmTec, Inc. The Company's current cash position plus anticipated funding is expected to be sufficient to support its operations through January 1, 2000.

Equity Issuance

The Company issued 4,776,188 shares of its Common Stock during its first nine months upon conversion of 34.9 shares of the Company's Series E Convertible Preferred by certain holders of the Series E Shares.


PART II

OTHER INFORMATION

Item 1.       Legal Proceedings

              Not applicable


Item 2.       Changes in Securities

              Not applicable


Item 3.       Default upon Senior Securities

              Not applicable


Item 4.       Submission of Matters to a Vote of Security Holders

              No matters were submitted to a vote of stockholders during the six months ended December 31, 1998.

Item 5.       Other Information

              Not applicable

Item 6.       Exhibits and Reports on Form 8-K

              (a)    Exhibits.

                     27.    Financial Data Schedule

              (b) Reports on Form 8-K.

                     The Company filed no reports on Form 8-K during the nine months ended December 31, 1998.



SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: February 12, 1999                 AmTec, Inc.


                                         By: /s/ Joseph R. Wright, Jr.
                                             -----------------------------
                                             Joseph R. Wright, Jr.
                                             Chief Executive Officer


                                         By: /s/ Albert G. Pastino
                                             ------------------------------
                                             Albert G. Pastino
                                             Principal Financial and
                                             Accounting Officer