Form 10-K/A
period 1998-03-31
AMTEC INC
filed 1999-04-07
CIK 912890

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K/A
                               (Amendment No. 1)


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



New York, New York
June 11, 1998





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
-----------------------------------------------------------





AMTEC INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS                             YEAR ENDING     YEAR ENDING     YEAR ENDING
                                                                MARCH 31, 1998  MARCH 31, 1997  MARCH 31, 1996
---------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:
  Net loss                                                      $  (5,403,368)   $ (4,064,885)  $  (5,281,730)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Amortization of deferred option costs                             459,375
    Amortization of capitalized software development cost                                             281,250
    Depreciation and amortization of GSM investment                 2,274,443          43,193         346,005
    Loss from abandoned assets                                         87,441                         130,840
    Gain from sale of assets                                                                          (31,880)
    Minority Interest in net loss                                                      83,089
    Issuance of warrants for services rendered                                        479,500
    Issuance of common stock and options for
      directors' fees, and professional services rendered             151,957         725,091
    Equity in losses of unconsolidated subsidiary                                                     500,000
      (Increase) Decrease in:
      Accounts receivable                                            (114,661)                         98,895
      Inventories                                                                                     (96,091)
      Prepaid expenses and other current assets                      (174,464)      5,948,801         (91,200)
      Office lease deposit                                             (1,680)         55,700
      Other assets                                                                                   (131,887)
      Deferred expenses                                                (1,063)         59,412
    Increase (decrease) in:
      Accounts payable and accrued expenses                          (422,015)         98,221       1,251,464
      Other current payables                                         9,784,187
      Loans payable - stockholders                                    (111,000)       129,839         136,982
     Minority Interest                                             (1,045,193)
                                                                --------------- --------------- ---------------

Net cash provided by (used in) operating activities                 4,300,228       2,390,840      (2,887,352)
                                                                --------------- --------------- ---------------

Cash flows from investing activities:
    Investment in Netmatics                                           (87,441)
    Purchase of property and equipment                               (470,620)       (362,417)       (119,592)
    Joint venture deposit
                                                                                     1,170,000     (1,170,000)
    Proceeds from sale of assets
                                                                                                       250,000
    GSM construction cost                                          (8,627,007)     (15,931,783)

    Joint venture's net liabilities assumed                                          6,549,703

    Timing reversal of investment in joint venture                   1,192,000      (1,192,000)
                                                                --------------- --------------- ---------------

Net cash used in investing activities                              (7,993,068)      (9,766,497)    (1,039,592)
                                                                --------------- --------------- ---------------

Cash flows from financing activities
    Warrants issued for services rendered -
      net of charges to APIC                                         (215,546)
    Borrowings                                                       8,072,116      11,521,100        739,952
    Other long term payables                                        17,856,303
    Loans payable to stockholders                                       25,000
    Advance to joint venture partner                                  (540,000)
    Proceeds from sale of common stock                                 166,659       2,000,000       2,193,983
    Proceeds from sale of Series B convertible
     preferred stock                                                                 2,341,219
    Proceeds from sale of Series D convertible
     preferred stock                                                                 1,500,000
    Proceeds from sale of Series C convertible
     preferred stock - net                                           2,093,900
    Proceeds from sale of Series E convertible
     preferred stock                                                 6,759,000
                                                                --------------- --------------- ---------------

Net cash provided by financing activities                           17,342,915      17,362,319       2,933,935
                                                                --------------- --------------- ---------------

Effect of exchange rate changes on cash                                  1,844          --              --
                                                                --------------  --------------- --------------
Net increase (decrease) in cash and cash equivalents                 5,051,463       5,204,982       (993,009)

Cash and cash equivalents, beginning of period                       5,390,871         185,889      1,178,898
                                                                --------------- --------------- ---------------

Cash and cash equivalents, end of period                         $  10,442,334    $  5,390,871    $    185,889
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

          Land and buildings                                20 years
          Furniture, fixtures and equipment                 5 years
          Motor vehicles                                    5 years
          Leasehold improvements                            5 years
          Computer equipment                                3 years


     Long-Lived Assets. The Company evaluates long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. When such events occur, the Company measures impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss. The impairment loss, if determined, would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The company determined that, as of December 31, 1997 and 1996, there had been no impairment in the carrying value of the long-lived assets.

     REVENUE RECOGNITION - Revenue related to the Company's cellular telephone networks is recognized at the time when the Company can estimate or calculate the portion of distributable cash flow from the network. Revenue related to the Company's former operations of ITV was derived primarily from product sales, and was recognized upon shipment of the products.


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


     Investment in GSM network was depreciated on a straight-line basis over 13 years which was the reminaing life of the Project Cooperation Contract from the year the network began to operate. Amortization of the Investment in GSM network for the year ended March 31, 1998 amounted to approximately $2,183,000.


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


     The Company followed the guidelines under SFAS No. 123 to determine the fair value of options at the date of grant. The value was determined using an adjusted Black-Scholes option pricing model. The Black-Scholes model is generally accepted as appropriate primarily for short-term, exchange-traded options. For longer term options that do not have the liquidity of an exchange traded option or where the underlying common stock is not highly liquid, the Black-Scholes formula needs to be adjusted, especially in reference to the volatility measurement used. The Company's stock is thinly traded, averaging around 100,000 shares per day, and cannot be considered highly liquid. For the purpose of valuing the Company's options which have a ten year life, the following assumptions were used, where the volatility measurement was based on management's expectations and judgement:

              Risk-free rate           5.64%
              Volatility               20-23%
              Expected Life            5 years
              Expected Dividends       0%



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


      The Company is not required either contractually or otherwise to fund any additional losses of Netmatics or make any additional capital investments. In addition, the Company has not guaranteed any of Netmatics debt. Due to its poor operating results, huge accumulated losses and lack of financing, Netmatics Inc. ceased operation as of March 31, 1997. The company considered its receivable from Netmatics Inc. not recoverable and wrote down the advance and debentures due from Netmatics.


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