Form 10-Q/A
period 1998-06-30
AMTEC INC
filed 1999-04-07
CIK 912890

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q/A
                              (Amendment No. 2)


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


NOTE 7 - COMPREHENSIVE INCOME

      The Company has adopted SFAS No. 130 "Reporting Comprehensive Income" effective April 1, 1998. Management has evaluated the effect on its financial reporting of the adoption of this statement and determined that the required disclosures of this provision were not material since the only element of comprehensive income (foreign exchange translation) aggregated $610.


NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS




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


NOTE 9 - RESTATEMENT OF OPERATING RESULTS


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