Form 10-Q/A
period 1998-09-30
AMTEC INC
filed 1999-04-07
CIK 912890

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q/A
                               (Amendment No. 1)


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


       Revenue Recognition
       Revenue related the Company's cellular telephone networks is recognized at the time when the Company can estimate or calculate the portion of distributable cash flow from the network. Revenue related to the Company's former operations of ITV was derived primarily from product sales, and was recognized upon shipment of the products.


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


       On September 14, 1998 the Company announced its intention to purchase up to $1 million of its common stock on the open market. As of September 30, 1998, the Company had purchased 162,000 shares under this program for a total cost of approximately $202,000. The stock was duly cancelled and retired after it was repurchased in accordance with Delaware General Corporation Law.


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


NOTE 8 - COMPREHENSIVE INCOME

       The Company has adopted SFAS No. 130 "Reporting Comprehensive Income" effective April 1, 1998. Management has evaluated the effect on its financial reporting of the adoption of this statement and determined that the required disclosures of this provision were not material since the only element of comprehensive income (foreign exchange translation) aggregated $6,188.

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS




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