Form 10-K/A
period 1998-03-31
AMTEC INC
filed 1999-07-14
CIK 912890

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-K/A
                            (Amendment Number 2)

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED MARCH 31, 1998.
                                     or
     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                       Commission file number 0-22520

                                AMTEC, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                  Delaware                                 52-1989122
       -------------------------------                 -------------------
       (State or Other Jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)                  Identification No.)

         599 Lexington Avenue, 44th Floor, New York, New York  10022
        -------------------------------------------------------------
        (Address of principal executive offices, including zip code)

                                212-319-9160
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


       Securities registered under Section 12(b) of the Exchange Act:

                  Title of Each                      Name of Each Exchange
               Class so Registered                   On Which Registered
               -------------------                   ---------------------
    Common Stock, $0.001 par value per share        American Stock Exchange


       Securities registered under Section 12(g) of the Exchange Act:


Indicate by check mark whether the registrant: (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The issuer has no revenue for the fiscal year ended March 31, 1998.

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


INTRODUCTORY NOTE

        This Second Amendment to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1998 amends such report, as amended by Amendment No. 1 thereto filed on April 7, 1999 and is being filed to reflect the restatement of the Registrant's Consolidated Balance Sheet, Statements of Operations and Statement of Cash Flow ("the restatement").

        Subsequent to the issuance of the Registrant's financial statements for the year ended March 31, 1998, the Registrant determined that the sale of one of its subsidiary's ("ITV") businesses should have been accounted for using accounting for discontinued operations. Previously, the result of ITV's business was included in the financial statements as part of continuing operations for the year ended March 31, 1996. As a result, the Statement of Operations and Statement of Cash Flow for the year ended March 31, 1996, have been restated to show the effect of such discontinued operations.

        The Registrant also determined that one of its subsidiaries should have been accounted for under the equity method of accounting, as the minority shareholders have substantive participating rights under the joint venture contracts. Previously, its subsidiary had been consolidated. As a result, the financial statements as of March 31, 1998 and 1997, and for the two years ended March 31, 1998, have been restated from amounts previously reported to account for its subsidiary under the equity method of accounting.

        Unless otherwise noted, all information provided in this Annual Report is current as of June 26, 1998, the original filing date of the Form 10-K. Information regarding recent events at the Registrant can be obtained from reports filed by the Registrant with respect to its activities during 1998, including the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998, September 30,1998 and December 31, 1998 and
Note 14, Note 15 and Note 16 to the consolidated financial statements of the Registrant included herewith.


                                   PART I

ITEM 1. BUSINESS

AmTec, Inc. ("AmTec" or "the Company") is a telecommunications company with investments in the People's Republic of China ( the "PRC" or "China"). The Company has focused its investments on China because of China's large and rapidly growing need for telecommunications services, China's requirement for foreign capital and technology to meet that need, and the opportunity to obtain cash flow sharing and technical services agreements with operators who hold exclusive or semi-exclusive communications licenses. The Company's joint venture operations primarily consist of a series of cellular telephone networks in the northeastern province of Hebei, which has 11 major cities and a population of approximately 65 million people. In addition, the Company has interests in other projects and networks in various stages of development, including a multimedia network for cable television programming transmission. Developing existing network interests and obtaining additional interests in communications networks in China in the future are key components of the Company's business strategy.

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

JOINT VENTURES IN CHINA

AmTec holds a 70% interest in Hebei United Telecommunications Equipment Company Limited ("Hebei Equipment"), a joint venture with a wholly owned subsidiary of the Electronics Industry Department of Hebei Province. Hebei Equipment, in turn, holds a 51% interest in Hebei United Telecommunications Engineering Company Limited ("Hebei Engineering"), a joint venture with NTT International ("NTTI") and Itochu Corp. Due to certain participating rights held by the minority partners of each joint venture, the Company accounts for its investment in Hebei Equipment, and Hebei Equipment accounts for its investment in Hebei Engineering, by the equity method of accounting. Both Hebei Equipment and Hebei Engineering are organized as Sino-foreign equity joint ventures under the laws of China and are headquartered in Shijiazhuang, the capital of Hebei Province.

CELLULAR TELEPHONE NETWORKS

Currently, legal restrictions in China prohibit foreign participation in the operation and ownership of communications networks. Therefore, the Company has established majority ownership in joint ventures with Chinese and other partners to provide financing, network construction and operational consulting services to licensed Chinese network operators.

Hebei Engineering, entered into an agreement (the "UNICOM Agreement") on February 9, 1996 with UNICOM to (i) finance and assist UNICOM in the construction of cellular networks (the "GSM Networks" or "GSM Project") in the ten largest cities in Hebei Province and (ii) provide consulting and management support services to UNICOM in its operation of the GSM Networks in the 10 largest cities of Hebei Province. This GSM Project will have a capacity of up to 70,000 subscribers. The first of these networks commenced operations in February 1997. Hebei Engineering is entitled to 78% of the distributable cash flow (defined as activation charges plus depreciation plus net income) from the GSM Networks for a 15-year period commencing February 9, 1996.

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

Realization of the Company's investment in its SFJVs is dependent upon UNICOM's operation of the GSM Networks, among other factors. The implementation of the GSM Networks involves systems design, site procurement, construction, electronics installation, initial systems optimization and receipt of necessary permits and business licenses prior to commencing commercial service. Each stage can involve various risks and contingencies, the outcome of which cannot be predicted with a high degree of assurance as interconnection of the GSM Networks with the public switched telephone network is sometimes difficult and time consuming, and the successful completion of all planned sites of the GSM Networks will be dependent, to a significant degree, upon the ability of the parties to lease or acquire sites for the location of their base station equipment. While no difficulties have been encountered to date in procuring such sites, future site acquisition can not be assured.

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

CONSTRUCTION AND OPERATION OF TELECOMMUNICATIONS NETWORKS

The telecommunications networks in the PRC which the Company's joint ventures are currently engaged in developing may experience difficulties and delays relating to the construction and operation of such telecommunications networks. While UNICOM has successfully commenced commercial operation in two cities in Hebei, and although Hebei Engineering has substantially completed network construction in five additional cities in Hebei, there can be no assurance that such additional networks will be completed and that commercial operations in these five cities will commence. Currently, Hebei Engineering has no reason to believe that such additional networks will not commence commercial operations.

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

LEGAL & REGULATORY RISKS

        The PRC's legal system is a civil law system based on written statutes and is a system in which decided legal cases have little precedential value. The PRC Government began to promulgate a comprehensive system of laws in 1979. Many laws and regulations governing economic matters in general have been promulgated. The general effect of this legislation has been to enhance the protection afforded to foreign invested enterprises in the PRC. However, as these laws and regulations are relatively new, their interpretation and enforcement involve significant uncertainty.

        The current PRC regulations prohibit foreign investors and foreign invested enterprises from operating or participating in the operation of telecommunications networks in China. The relevant PRC laws and regulations do not define what constitutes foreign operations or participation in operations, and it is not clear what rights or actions would violate such laws and regulations. Based on advice of its Chinese legal counsel,the Company has structured its investments in China by establishing Chinese-foreign joint ventures in the PRC to provide financing and consultancy services to licensed telecommunications operators, i.e., utilizing the commonly-known Chinese-Chinese-Foreign ("CCF") structure. The PRC Government is currently undertaking a review of the CCF structure used by Unicom. It has been reported that Unicom has been instructed by the PRC Government not to use the CCF structure in the future and that the PRC Government is examining and evaluating the existing CCF contracts. It is unclear if, and to what extent, the existing CCF contracts entered into by Unicom will be required to be amended. It is also unclear whether foreign entities involved in the CCF structures will be required to divest themselves of their respective interests in the Chinese-foreign joint venture companies. The evaluation of the CCF structure by the PRC Government may have a material adverse impact on the contracts entered into by Hebei Engineering and by the Company which utilize the CCF structure and may have a material adverse effect on the Company's business, financial condition and results of operations.

        In order to provide a uniform regulatory framework to encourage the orderly development of the PRC telecommunications industry, the PRC authorities are currently preparing a draft Telecommunications Law. Once formulated, the draft law will be submitted to the National People's Congress for review and adoption. It is unclear if and when the Telecommunications Law will be adopted. The nature and the scope of the regulation envisaged by the Telecommunications Law is not fully known but the Company believes that, if adopted, the Telecommunications Law will have a positive effect on the overall development of the telecommunications industry in the PRC. However, the Telecommunications Law, if adopted, may have an adverse effect on the Company's business, financial condition or results of operations.

        The Chinese laws and regulations governing the telecommunications industry may also be changed or applied in a manner which would have a material adverse effect on the business, financial condition and results of operations of the Company.

        It has recently come to the Company's attention that certain procedural and technical matters relating to the establishment of Hebei Equipment and investment in Hebei Engineering were not strictly complied with and are currently being addressed by the Company. If these technical and procedural matters are not resolved in a satisfactory manner, the business, financial conditions and results of operations of the Company may be materially adversely effected.

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

The Company believes that its SFJV will be able to obtain all required approvals for the conversion and remittance abroad of foreign currency. However, such approvals do not guarantee the availability of foreign currency and no assurance can be given that the Company will be able to convert sufficient amounts of foreign currencies in the PRC's foreign exchange markets in the future at acceptable rates.

Although the Renminbi to US dollar exchange rate has been relatively stable since January 1, 1994, there can be no assurance that exchange rates will not again become volatile or that the Renminbi will not devalue significantly against the US dollar.

During late 1997 and early 1998, there were a number of currency devaluations in Asia and unstable and volatile capital markets and foreign exchange markets. The PRC has not devalued the Renminbi. However, there can be no assurances that the Renminbi will not be devalued in the future.


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

                          1997                                     1998
COMMON          1ST Q     2ND Q    3RD Q    4TH Q       1ST Q      2ND Q     3RD Q    4TH Q
STOCK PRICE     -----     -----    -----    -----       -----      -----     -----    -----
High           $10.250   $5.2500  $3.7500   $6.2500    $5.1875   $3.4375    $2.4375  $1.1875
Low            $ 3.560   $1.4400  $1.4400   $2.1250    $2.8125   $1.8125    $0.5000  $0.5625

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

                              1998 (1)      1997 (1)      1996 (2)        1995          1994
                              --------      --------      --------        ----          ----

 Net Sales                  $       -0-   $       -0-   $       -0-   $   345,276   $   194,885
 (Loss) from continuing
   operations                (4,282,613)   (3,563,568)   (3,380,633)          -0-           -0-
 (Loss) from discontinued
   operations                       -0-           -0-    (1,932,977)   (5,585,596)   (3,388,833)
 Gain on sale of
   discontinued operations          -0-           -0-        31,888           -0-           -0-
 Net (Loss)                  (5,403,368)   (4,064,885)   (5,281,730)   (5,538,303)   (3,737,542)
 Loss from continuing
   operation per
   common share                   (0.23)        (0.14)        (0.13)          -0-           -0-

 Loss from discontinued
 operation  per common
   share                            -0-           -0-         (0.08)        (0.32)    (7,475.08)
 Basic Loss per common
   share                          (0.23)        (0.14)        (0.21)        (0.32)    (7,475.08)
 Total Assets                 7,683,358     4,004,966     1,660,000     3,267,488     3,094,157
 Shareholders' Equity
   (Deficit)                  4,896,911       548,088    (2,421,606)   (1,255,412)    1,402,532

(1)   As restated, see note 15 of notes to consolidated financial statements.
(2)   As restated, see note 14 of notes to consolidated financial statements.

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

        Subsequent to the issuance of the Company's financial statements for the year ended March 31, 1998, the Company's management determined that the sale of ITV's business should have been accounted for as a discontinued operations. Previously, the result of ITV's business was included in the financial statements as continuing operations for the year ended March 31, 1996. As a result, the Statement of Operations and Statement of Cash Flow for the year ended March 31, 1996, have been restated to show the discontinued operations.

        The Company's management also determined that Hebei Equipment should have been accounted for under the equity method of accounting, as the minority shareholders have substantive participating rights under the joint venture contracts. Previously, Hebei Equipment had been consolidated. As a result, the financial statements as of March 31, 1998 and 1997, and for the two years ended March 31, 1998, have been restated from amounts previously reported to account for its subsidiary under the equity method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations primarily through equity investments.

        Approximately $3,924,000 of cash was used in the Company's operations for the fiscal year ended March 31, 1998, compared to cash used of approximately $3,382,000 for the year ended March 31, 1997. The cash flow from operating activities relates to increased as a result of the increased selling, general & administrative expenses. During the fiscal year ended March 31, 1996, the Company used approximately $2,887,000 in its operating activities.

        The Company used approximately $393,000 in its investing activities in the year ended March 31, 1998, compared to approximately $760,000 in the year ended March 31, 1997. These uses are related primarily to the investment in the Company's subsidiaries in Hebei province, PRC.

        The cash inflows from financing activities during the year ended March 31, 1998 were generated primarily from the sale of $9,900,000 of Preferred Stock through two offerings: (1) On June 12, 1997, the Company issued 250 shares of Series C Convertible Preferred Stock at a purchase price of $10,000 per share in consideration of $2,500,000. Proceeds from this offering were approximately $2,093,900, which is net of $406,100 of the Series C Shares which were repurchased by the Company. (2) On October 22, 1997, the Company issued 74 shares of the Company's Series E Convertible Preferred Stock, at a purchase price of $100,000 per share, for which the Company received $6,759,000 after placement agent's fees.

        During fiscal year ended March 31, 1997, the Company issued 150 shares of the Company's Series D Convertible Preferred Stock at a purchase price of $10,000 per share in consideration of $1,500,000.

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

EQUITY ISSUANCE AND SERVICE AGREEMENTS

Common Stock issued in connection with conversion of Preferred Stock:

        During fiscal 1998, the Company issued 2,236,507 shares of its Common Stock upon conversion of all outstanding shares of the Company's Series D Convertible Preferred Shares , 4,507,639 shares of its Common Stock upon conversion of all shares of its Series C Convertible Preferred Stock and 106,646 shares of its Common Stock upon conversion of 0.8 share of the Company's Series E Preferred Stock.

        Common stock issued in connection with stock option plans and services performed:

        During fiscal 1998 the Company issued (i) 10,000 shares of common stock to a former employee of the Company, upon the exercise of an option issued pursuant to the Company's 1996 Stock Option Plan. The option had an exercise price of $0.35 per share, (ii) 10,000 shares of common stock to each of its four outside directors as compensation for services. The shares issued had a combined value of $85,000, which was expensed as directors compensation, (iii) 8,500 shares of its common stock, at market, to its legal firm in lieu of $25,500 of legal billings, and (iv) 14,734 shares in connection with other services at a market value of $41,457.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 1998 AND MARCH 31, 1997

        The Company has a limited operating history and has incurred cumulative net losses since its inception. To date, the Company has not generated any income from its subsidiaries telecommunications operations and it has experienced net losses of $5,403,368 and $4,064,885 during the fiscal years ended March 31, 1998 and 1997, respectively.

        Selling, general and administrative expenses ("SG&A") increased from $3,563,568 during the year ended March 31, 1997, to $4,282,613 during the year ended March 31, 1998, due to increased levels of salaries paid to employees and legal and professional expenses incurred during the past year.

        The equity in losses of the Company's unconsolidated subsidiary of $140,524 recorded during the year ended March 31, 1997 and $606,647 during the year ended March 31, 1998 represents the Company's share of losses reported by Hebei Equipment for the year ended December 31, 1996 and December 31, 1997, during which period the Company owned a sixty point eight percent (60.8%) equity interest Hebei Equipment.

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

        Interest expense during the year ended March 31, 1998, decreased to approximately $126,000 from approximately $129,000 during the year ended March 31, 1997, due to a reduction in the outstanding balance of shareholder loans payable.

        Other income (net) of approximately $158,000 during the year ending March 31, 1998 was primarily related to a tax refund previously paid.

        The Company's net loss increased 33% from $4,064,885 during the year ended March 31, 1997, to $5,403,368 during the year ended March 31, 1998. This increase in net loss was primarily due to the shares of equity loss from Hebei Equipment, amortization of stock options issued to the Hebei Provincial Government, as well as increases in selling, general & administrative expenses.


RESULTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 1997 AND MARCH 31, 1996

        Following the sale by the Company of the assets of its subsidiary ITV in January 1996 (the "Asset Sale"), the Company has focused its business solely on establishing Sino-foreign joint ventures to develop telecommunications networks in the PRC. In light of this change in operations, the result of operations of ITV up to the Asset Sale was included in the Statement of Operations as Loss from Discounted Operations of $1,932,977. No revenue was recorded during the years ended March 31, 1996 and 1997 as the Company has not generated any revenue from its subsidiaries telecommunications operations at the development stage.

        Selling, general and administrative expenses increased from $2,515,554 during the year ended March 31, 1996 to $3,563,568 during the year ended March 31, 1997 due primarily to increased levels of salaries paid to employees and legal and professional expenses incurred over the past year.


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

        Interest expense during the year ended March 31, 1997 decreased to approximately $129,000 from approximately $242,000 during the year ended March 31, 1996 due to a reduction in outstanding balance of shareholder loans payable during the year ended March 31, 1997.

        The loss from abandoned assets of $130,840 recorded during the year ended March 31, 1996 represents a non-recurring "write-off" of certain remaining assets of ITV that were not sold in the ITV Asset Sale. The Company wrote off the $130,840 book value because these assets would not contribute to the generation of revenues for the Company in the future and thus were considered impaired assets.

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

            NAME             AGE                     POSITION
   ----------------------    ---     --------------------------------------
   Joseph R. Wright, Jr.      59     Chairman of the Board of Directors,
                                       Chief Executive Officer and President
   Richard T. McNamar         59     Vice Chairman of the Board of Directors
   Richard S. Braddock        56     Director
   Drew Lewis                 66     Director
   Liang Jiangli              59     Director
   James R. Lilley            70     Director
   Michael H. Wilson          60     Director
   Michael J. Lim             34     Executive Vice President
   Albert G. Pastino          56     Senior Vice President, Chief Financial
                                       Officer and Treasurer
   James F. O'Brien           52     Senior Vice President, General Counsel
                                       and Corporate Secretary
   Xiao Jun                   41     Executive Vice President - AVIC China

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

        Albert G. Pastino was appointed in June 1997 to serve as a Senior Vice President and Chief Financial Officer of the Company and was appointed Treasurer of the Company in December 1997. From 1993 to 1997, Mr. Pastino served as the President of Kisco Capital Company, Inc., an affiliate of Kohlberg & Company, a private equity investment company. He also served on the boards of directors of a number of Kohlberg & Company's portfolio companies. From 1989 through 1992, Mr. Pastino served as Senior Vice President and Chief Operating Officer of Fortis Private Capital, Inc., a private equity investment company investing in expansion financing and management buyouts. Mr. Pastino began his business career at Deloitte & Touche LLP where he served as partner, and gained his investment banking experience at Alex Brown & Sons, Incorporated. Mr. Pastino received an M.B.A. from Fairleigh Dikinson University and a B.S. from St. Joseph's University.

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

                                                                                        Long Term
                                                                                      Compensation
                                                                                -----------------------
                                               Annual Compensation                       Awards
                                    ----------------------------------------    -----------------------
Name and                                                        Other Annual        Stock      Options/
Principal Position           Year    Salary ($)    Bonus ($)    Compensation     Awards ($)    SARS (#)
------------------          ------  ------------  ----------   -------------    -----------   ---------
Joseph R. Wright             1998        392,967    50,000       (2)$30,000
  Chief Executive            1997        256,250                 (2)$30,000         $281,250    3,000,000
  Officer(1)                 1996        143,750                 (2)$30,000                     3,000,000

R. T. McNamar                1998        100,000                 (4)$37,500
  Vice Chairman (3)          1997                                                                 500,000
                             1996

Michael J. Lim               1998        253,417    75,000                                        250,000
   Executive Vice            1997        167,333
   President (5)             1996         79,615                                                1,000,000

Albert G, Pastino            1998        125,000    50,000                                        467,500
  Senior Vice                1997
  President, Chief           1996
  Financial Officer &
  Treasurer (6)

James F. O'Brien             1998        125,000    50,000                                        467,500
  Senior Vice                1997
  President, General         1996
  Counsel &
  Corporate Secretary (7)

Xiao Jun                     1998        175,000
  Executive Vice             1997        123,958
  President-AVIC             1996         57,990                                                  400,000
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

OPTIONS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

        The following table sets forth certain information regarding option exercises by the Named Executive Officers during the fiscal year 1998 and options held by such Named Executive Officers on March 31, 1998:

                                                   Number of Securities         Value of Unexercised
                                                  Underlying Unexercised         In-the-Money Options
                        Shares                  Options at Fiscal Year End      at Fiscal Year End(1)
                      Acquired on    Value      --------------------------    --------------------------
        Name           Exercise     Realized    Exercisable   Unexercisable   Exercisable   Unexercisable
        ----          -----------   --------    -----------   -------------   -----------   -------------
Joseph R. Wright....                             6,000,000                    $5,775,000
R. T. McNamar.......                               250,000       250,000
Michael J. Lim......                             1,062,500       187,500         997,656       $105,469
Albert G. Pastino...                               300,625       166,875
James F. O'Brien....                               300,625       166,875
Xiao Jun............                               515,000                       495,113

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

See Footnote 12 to the Consolidated Financial Statements - "Related Party Transactions."


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

                                       AMTEC, INC.

                                       By  /s/ Joseph R. Wright, Jr.
                                         --------------------------------
                                         Joseph R. Wright, Jr.
                                         Chairman of the Board,
                                         Chief Executive Officer and
                                             President

Date:  July 14, 1999


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURE                      TITLE                      DATE
         ---------                      -----                      ----

/s/ Joseph R. Wright, Jr.      Chairman of the Board of        July 14, 1999
---------------------------    Directors, Chief Executive
Joseph R. Wright, Jr.          Officer and President
                               (Principal Executive Officer)


/s/ Richard T. McNamar         Vice Chairman of the Board      July 14, 1999
---------------------------    of Directors
Richard T. McNamar


/s/ Richard S. Braddock        Director                        July 14, 1999
---------------------------
Richard S. Braddock


/s/ Drew Lewis                 Director                        July 14, 1999
---------------------------
Drew Lewis


/s/ Liang Jiangli              Director                        July 14, 1999
---------------------------
Liang Jiangli


/s/ James R. Lilley            Director                        July 14, 1999
---------------------------
James R. Lilley


/s/ Michael H. Wilson          Director                        July 14, 1999
---------------------------
Michael H. Wilson


/s/ Albert G. Pastino         Senior Vice President, Chief     July 14, 1999
---------------------------   Financial Officer and
Albert G. Pastino             Treasurer (Principal Financial
                              and Accounting Officer)






TABLE OF CONTENTS
-----------------------------------------------------------------------------

                                                                      PAGE

AMTEC, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS' REPORT                                           F-1

REPORT OF INDEPENDENT CERTIFIED ACCOUNTANTS                            F-2

FINANCIAL STATEMENTS FOR THE YEARS ENDED
  MARCH 31, 1998 (Restated),
  1997 (Restated) AND 1996 (Restated):

  Consolidated Balance Sheets                                          F-3
  Consolidated Statements of Operations                                F-4
  Consolidated Statements of
    Stockholders' Equity (Deficiency)                                  F-5
  Consolidated Statements of Cash Flows                            F-6 - F-7
  Notes to Consolidated Financial Statements                       F-8 - F-29



HEBEI UNITED TELECOMMUNICATIONS EQUIPMENT CO., LTD.


INDEPENDENT AUDITORS' REPORT                                          F-30

FINANCIAL STATEMENTS FOR THE PERIOD
FROM APRIL 29, 1997 (COMMENCEMENT OF
  OPERATIONS) TO DECEMBER, 1997:

  Balance Sheets                                                      F-31
  Statement of Operations                                             F-32
  Statement of Investors' Equity                                      F-33
  Statement of Cash Flows                                             F-34
  Notes to Financial Statements                                    F-35 - F-40

HEBEI UNITED TELECOMMUNICATIONS ENGINEERING CO., LTD.


INDEPENDENT AUDITORS' REPORT                                          F-41

FINANCIAL STATEMENTS FOR THE YEAR ENDED
 DECEMBER 31, 1997 AND  PERIOD FROM
 JANUARY 31, 1996 (COMMENCEMENT OF OPERATIONS)
 TO DECEMBER, 1996:

  Balance Sheets                                                      F-42
  statements of Operations                                            F-43
  Statements of Investors' Equity                                     F-44
  Statements of Cash Flows                                            F-45
  Notes to Financial Statements                                    F-46 - F-53





INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
AmTec Inc. (formerly AVIC
Group International Inc. and Subsidiaries)

We have audited the accompanying consolidated balance sheets of AmTec Inc. and subsidiaries (formerly AVIC Group International Inc. and Subsidiaries) as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 15, the accompanying 1998 and 1997 financial statements have been restated.



DELOITTE & TOUCHE LLP

New York, New York
June 11, 1998 (May 25, 1999, as to matters discussed in Note 15)





REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
AmTec Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of AmTec Inc. and subsidiaries (formerly AVIC Group International, Inc., and Subsidiaries) for the year ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of AmTec Inc. and subsidiaries (formerly AVIC Group International, Inc., and Subsidiaries) for the year ended March 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended March 31, 1996, the Company had a net loss of $5,281,730. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support to Company's cost structure. These factors, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

As discussed in Note 14, the accompanying 1996 financial statements have been restated.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
June 18, 1996 (May 25, 1999, as to matters discussed in Note 14)






AMTEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 AND 1997
---------------------------------------------------------------------------------------------
                                                                    1998           1997
ASSETS                                                          (AS RESTATED; SEE NOTE 15)
CURRENT ASSETS:
  Cash                                                             $2,134,662     $1,346,713
  Accounts receivable                                                 114,661              -
  Prepaid expenses and other current assets                           108,082        171,921
                                                                   -----------    ----------
           Total current assets                                     2,357,405      1,518,634

  Investments in and advances to unconsolidated subsidiary          5,074,217      2,221,476
  Property, plant and equipment, net                                  139,136        153,356
  Office lease deposit                                                112,600        111,500
                                                                   -----------    ----------
           Total assets                                            $7,683,358     $4,004,966
                                                                   ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                 $  541,888     $  261,193
  Accrued expenses                                                    792,006        782,132
  Loans payable - shareholders                                      1,452,553      2,413,553
                                                                   -----------    ----------
          Total current liabilities                                 2,786,447      3,456,878
                                                                   -----------    ----------
COMMITMENT AND CONTINGENCY
STOCKHOLDERS' EQUITY:
  Preferred Stock: authorized 10,000,000 shares:
    Series A Convertible Preferred Stock: $.001 par value; 0
    and 1,524,178 shares issued and outstanding in 1998 and 1997,
    respectively                                                            -          1,524

    Series D Convertible Preferred Stock: $.001 par value; 0
    and 150 shares issued and outstanding in 1998 and 1997,
    respectively                                                            -              1

    Series E Convertible Preferred Stock: $.001 par value; 73
    and 0 shares issued and outstanding in 1998 and 1997,
    respectively                                                            1              -

  Common stock:  $.001 par value, authorized 100,000,000
  shares; 26,532,502 and 31,257,921 issued and outstanding
  in 1998 and 1997, respectively                                       26,533         31,258
  Additional paid-in capital                                       33,149,142     25,200,877
  Accumulated deficit                                             (27,394,590)   (20,592,536)
  Nonrefundable equipment purchase deposit                                   -    (4,572,536)
  Nonemployee deferred option cost, net                            (1,378,125)             -
  Warrants                                                            493,950        479,500
                                                                   -----------    ----------
TOTAL STOCKHOLDERS' EQUITY                                          4,896,911        548,088
                                                                   ----------     ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $7,683,358     $4,004,966
                                                                   ===========    ==========

See notes to consolidated financial statements.



AMTEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 1998, 1997 AND 1996
-----------------------------------------------------------------------------------------------------
                                                             1998           1997            1996
                                                                                        (AS RESTATED;
                                                           (AS RESTATED; SEE NOTE15)      SEE NOTE 14)

REVENUES                                                  $   -          $   -          $   -
                                                          ------------   ------------   ------------
EXPENSES
  Selling, general and administrative                      4,282,613      3,563,568      2,515,554
                                                          ------------   ------------   ------------
LOSS FROM CONTINUING OPERATIONS                           (4,282,613)    (3,563,568)    (2,515,554)
                                                          ------------   ------------   ------------
OTHER INCOME (EXPENSE):
  Amortization of stock options granted
    to non employees                                        (459,375)             -              -
  Loss from abandoned assets                                 (87,441)             -       (130,840)
  Interest expense                                          (125,586)      (129,039)      (241,856)
  Other - net                                                158,294        (33,216)         7,617
  Write off of investment in affiliate                              -      (198,538)             -
                                                          ------------    ------------  ------------
           Total other expense                              (514,108)      (360,793)      (365,079)
                                                          ------------    ------------  ------------
LOSS FROM CONTINUING OPERATIONS
   BEFORE EQUITY IN LOSSES OF
   UNCONSOLIDATED SUBSIDIARY                               (4,796,721)    (3,924,361)   (2,880,633)
Equity in losses of unconsolidated subsidiary                (606,647)      (140,524)     (500,000)
                                                          ------------    ------------  ------------
LOSS FROM CONTINUING OPERATIONS                            (5,403,368)    (4,064,885)   (3,380,633)
                                                          ------------    ------------  ------------
DISCONTINUED OPERATIONS:
  Loss from discontinued operations                                  -              -   (1,932,977)
  Gain on sale of discontinued operations                            -              -       31,880
                                                          ------------    ------------  ------------
LOSS FROM DISCONTINUED OPERATIONS                                    -              -   (1,901,097)
                                                          ------------    ------------  ------------
NET LOSS                                                   (5,403,368)    (4,064,885)   (5,281,730)
PREFERRED STOCK DIVIDEND
                                                            1,398,686         10,000         -
                                                          ------------    ------------  ------------
LOSS APPLICABLE TO COMMON SHAREHOLDERS                    $(6,802,054)   $(4,074,885)  $(5,281,730)
                                                         =============   =============  ============
BASIC LOSS PER SHARE:
     Loss from continuing operations                        $   (0.23)     $   (0.14)    $   (0.13)
     Loss from discontinued operations
                                                              -              -               (0.08)
                                                          ------------    ------------  ------------
BASIC LOSS PER COMMON SHARE                                 $   (0.23)     $   (0.14)    $   (0.21)
                                                          ============   =============  =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                 29,843,712     29,102,347    25,651,045
                                                          ============   =============  =============

See notes to consolidated financial statements.



AMTEC INC. AND SUBSIDIARIES
YEARS ENDED MARCH 31, 1998,1997 AND 1996
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIENCY)
-------------------------------------------------------------------------------------------------------------------------------

                                                        SERIES A           SERIES B           SERIES C            SERIES D
                                 COMMON STOCK        PREFERRED STOCK     PREFERRED STOCK    PREFERRED STOCK    PREFERRED STOCK
                           ----------------------  -------------------   ---------------    ----------------   ---------------
                             SHARES        AMOUNT   SHARES      AMOUNT   SHARES    AMOUNT   SHARES    AMOUNT   SHARES    AMOUNT
BALANCE, April 1, 1995     25,243,409      25,244       -            -        -         -        -         -        -         -

Issuance of Series A
  preferred stock for
  interest in deposit,
  December 1995                   -            -   1,524,178     1,524        -         -        -         -        -         -
Sale of common stock
  for cash                  1,302,020       1,302        -           -        -         -        -         -        -         -
Conversion of
  stockholders' loans
  to common stock,
  February 1996             1,891,553       1,891        -           -        -         -        -         -        -         -
Equipment purchase
  deposit                         -            -         -           -        -         -        -         -        -         -
Net loss                          -            -         -           -        -         -        -         -        -         -
                           ----------    --------  ---------  --------   -------  -------  --------  -------   -------  -------

BALANCE, March 31, 1996    28,436,982      28,437  1,524,178    1,524         -         -        -         -        -         -

Issuances of Series B
  preferred stock                 -            -         -           -        -       100        1         -        -         -
Conversion of
  Series B shares           1,507,477       1,507        -           -        -      (100)      (1)        -        -         -
Issuance of Series D
  preferred stock                 -            -         -           -        -         -        -         -      150         1
Common shares issued
  for services rendered        90,962          91        -           -        -         -        -         -        -         -
Common shares issued
  to employees as
  compensation                212,500         213        -           -        -         -        -         -        -         -
Common shares issued
  for directors fees           10,000          10        -           -        -         -        -         -        -         -
Sale of common shares       1,000,000       1,000        -           -        -         -        -         -        -         -
Cumulative foreign
  currency exchange loss          -            -         -           -        -         -        -         -        -         -
Preferred dividends               -            -         -           -        -         -        -         -        -         -
Warrants                          -            -         -           -        -         -        -         -        -         -
Net loss                          -            -         -           -        -         -        -         -        -         -
                           ----------    --------  ---------  --------   -------  -------  --------  -------   -------  -------

BALANCE, March 31, 1997
  (As Restated, see
   note 15)                31,257,921      31,258  1,524,178    1,524         -        -         -        -       150         1

Exercise of employee
  stock options                69,000          69        -           -        -         -        -         -        -         -
Issuance of Series C
  preferred stock                 -            -         -           -        -         -        -         -        -         -
Common shares issued
  for services rendered        23,233          23        -           -        -         -        -         -        -         -
Conversion of Series D
  shares to common
  stock                     2,236,507       2,237        -           -        -         -        -         -        -         -
Common stock investment
  agreement - net of
  cancellation              1,019,465       1,019        -           -        -         -        -         -        -         -
Common shares issued
  for directors fees           40,000          40        -           -        -         -        -         -        -         -
Cancellation of
  Series A preferred              -            -  (1,524,178)  (1,524)        -         -        -         -        -         -
Cancellation of common
  stock                   (12,727,909)    (12,728)       -           -        -         -        -         -        -         -
Tweedia loan
  cancellation                    -            -         -           -        -         -        -         -        -         -
Allocation of
  non-refundable
  deposit from former
  affiliate                       -            -         -           -        -         -        -         -        -         -
Other                             -            -         -           -        -         -        -         -        -         -
Conversion of Series C
  shares to common
  stock                     4,507,639       4,508        -           -        -         -        -         -        -         -
Issuance of Series E
  preferred stock                 -            -         -           -        -         -        -         -        -         -
Conversion of Series E
  shares to common
  stock                       106,646         107        -           -        -         -        -         -        -         -
Buyback of Series C
  preferred stock                 -            -         -           -        -         -        -         -        -         -
Deferred financing
  costs, net of
  amortization                    -            -         -           -        -         -        -         -        -         -
Stock options issued
  to third party                  -            -         -           -        -         -        -         -        -         -
Cumulative foreign
  currency exchange
  loss                            -            -         -           -        -         -        -         -        -         -
Advance to joint
  venture partner                 -            -         -           -        -         -        -         -        -         -
Preferred stock
  dividends                       -            -         -           -        -         -        -         -        -         -
Cancellation of
  Warrants                        -            -         -           -        -         -        -         -        -         -
Net loss                          -            -         -           -        -         -        -         -        -         -
                           ----------    --------  ---------  --------   -------  -------  --------  -------   -------  -------

BALANCE, March 31, 1998
  (As Restated, see
  note 15)                 26,532,502    $ 26,533         -        $0         -       $0         -       $0         -        $0
                           ==========    ========  =========  ========   =======  =======  ========  =======   =======  =======

-------------------------------------------------------------------------------------------------------------------------------
                                    SERIES E
                                PREFERRED STOCK                ADDITIONAL                  EQUIPMENT       DEFERRED
                             --------------------               PAID-IN     ACCUMULATED    PURCHASE         OPTION
                             SHARES        AMOUNT   WARRANTS    CAPITAL       DEFICIT       DEPOSIT          COSTS       TOTAL

BALANCE, April 1, 1995            -            -          -    9,995,265    (11,245,921)          -              -     (1,225,412)

Issuance of Series A
  preferred stock for
  interest in deposit,
  December 1995                   -            -          -    4,571,012              -           -              -      4,572,536
Sale of common stock
  for cash                        -            -          -    2,192,681              -           -              -      2,193,983
Conversion of
  stockholders' loans
  to common stock,
  February 1996                   -            -          -    1,889,662              -           -              -      1,891,553
Equipment purchase
  deposit                         -            -          -           -               -    (4,572,536)           -     (4,572,536)
Net loss                          -            -          -           -      (5,281,730)          -              -     (5,281,730)
                             ---------  ---------  --------  -----------   ------------   -----------  ------------   -----------

BALANCE, March 31, 1996           -            -          -   18,648,620    (16,527,651)   (4,572,536)           -     (2,421,606)

Issuances of Series B
  preferred stock                 -            -          -    2,341,218              -            -             -      2,341,219
Conversion of
  Series B shares                 -            -          -       (1,506)             -            -             -             -
Issuance of Series D
  preferred stock                 -            -          -    1,499,999              -            -             -      1,500,000
Common shares issued
  for services rendered           -            -          -      316,249              -            -             -        316,340
Common shares issued
  to employees as
  compensation                    -            -          -      318,538              -            -             -        318,751
Common shares issued
  for directors fees              -            -          -       89,990              -            -             -         90,000
Sale of common shares             -            -          -    1,999,000              -            -             -      2,000,000
Cumulative foreign
  currency exchange loss          -            -          -       (1,231)             -            -             -         (1,231)
Preferred dividends               -            -          -      (10,000)             -            -             -        (10,000)
Warrants                          -            -    479,500           -               -            -             -        479,500
Net loss                          -            -          -           -      (4,064,885)           -             -     (4,064,885)
                             ---------  ---------  --------  -----------   ------------   -----------  ------------   -----------

BALANCE, March 31, 1997
  (As Restated, see
   note 15)                       -            -    479,500   25,200,877    (20,592,536)   (4,572,536)           -        548,088

Exercise of employee
  stock options                   -            -          -       34,681              -            -             -         34,750
Issuance of Series C
  preferred stock                 -            -          -    2,499,999              -            -             -      2,500,000
Common shares issued
  for services rendered           -            -          -       66,934              -            -             -         66,958
Conversion of Series D
  shares to common
  stock                           -            -          -      129,673              -            -             -        131,909
Common stock investment
  agreement - net of
  cancellation                    -            -          -       (1,019)             -            -             -              0
Common shares issued
  for directors fees              -            -          -       84,960              -            -             -         85,000
Cancellation of
  Series A preferred              -            -          -   (4,571,012)             -     4,572,536            -              0
Cancellation of common
  stock                           -            -          -       12,728              -            -             -              0
Tweedia loan
  cancellation                    -            -          -       25,000              -            -             -         25,000
Allocation of
  non-refundable
  deposit from former
  affiliate                       -            -          -      850,000              -            -             -        850,000
Other                             -            -          -         (580)             -            -             -           (580)
Conversion of Series C
  shares to common
  stock                           -            -          -       (4,508)             -            -             -             (1)
Issuance of Series E
  preferred stock                    74        1          -    6,759,000              -            -             -      6,759,001
Conversion of Series E
  shares to common
  stock                              (1)       -          -         (107)             -            -             -              0
Buyback of Series C
  preferred stock                 -            -          -     (406,100)             -            -             -       (406,100)
Deferred financing
  costs, net of
  amortization                    -            -    161,450     (229,415)             -            -             -        (67,965)
Stock options issued
  to third party                  -            -          -    1,837,500              -            -    ($1,378,125)      459,375
Cumulative foreign
  currency exchange
  loss                            -            -          -        1,844              -            -             -          1,844
Advance to joint
  venture partner                 -            -          -     (540,000)             -            -             -       (540,000)
Preferred stock
  dividends                       -            -          -    1,398,686     (1,398,686)           -             -              0
Cancellation of
  Warrants                        -            -   (147,000)          -               -            -             -       (147,000)
Net loss                          -            -          -           -      (5,403,368)           -             -     (5,403,368)
                             ---------  ---------  --------  -----------   ------------   -----------  ------------   -----------

BALANCE, March 31, 1998
  (As Restated, see
  note 15)                         73         $1  $ 493,950  $33,149,142   ($27,394,590)           $0  ($ 1,378,125)  $ 4,896,911
                             =========  ========= =========  ===========   =============  ===========  =============  ===========


See notes to consolidated financial statements




AMTEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1998, 1997 AND 1996
---------------------------------------------------------------------------------------------------------
                                                            1998         1997          1996
                                                                                   (AS RESTATED;
                                                      (AS RESTATED; SEE NOTE 15)   SEE NOTE 14)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $ (5,403,368)   $  (4,064,885)  $  (5,281,730)
  Less: Loss of discontinued operations                             -                -         1,901,097
                                                           -------------   --------------  --------------
  Loss from continuing operations                            (5,403,368)      (4,064,885)     (3,380,633)
  Adjustments to reconcile net loss to net cash used in
   continuing operating activities:
    Amortization of deferred option cost                        459,375              -               -
    Depreciation                                                 43,432           28,905          19,404
    Loss from abandoned assets                                   87,441              -           130,840
    Issuance of warrants for services rendered                      -            479,500             -
    Issuance of common stock and options for directors'
      fees and professional services rendered                   151,957          725,091             -
    Equity in losses of unconsolidated subsidiary               606,647          140,524         500,000
    (Increase) decrease in:
      Accounts receivable                                      (114,661)             -               -
      Inventories                                                   -                -               -
      Prepaid expenses and other current assets                  63,839         (111,243)        (41,813)
      Office lease deposit                                       (1,100)          55,700        (167,200)
    Increase (decrease) in:
      Accounts payable and accrued expenses                     293,027         (485,959)      1,251,464
      Loans payable - stockholders                             (111,000)        (150,000)        136,982
                                                           -------------   --------------  --------------
        Net cash used in continuing operations               (3,924,411)      (3,382,367)     (1,550,956)
        Net cash used in discontinued operations                    -                -        (1,336,396)
                                                           -------------   --------------  --------------
          Net cash used in operating activities              (3,924,411)      (3,382,367)     (2,887,352)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in Netmatics                                     (87,441)             -               -
    Purchase of property and equipment                          (29,212)        (106,028)       (119,592)
    Investment in unconsolidated subsidiary                    (276,000)        (654,000)     (1,170,000)
    Proceeds from sale of assets                                    -                -           250,000
                                                           -------------   --------------  --------------
           Net cash used in investing activities               (392,653)        (760,028)     (1,039,592)
                                                           -------------   --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Warrants issued for services rendered - net of
    charges to APIC                                            (215,546)             -               -
   Borrowings                                                       -                -           739,952
   Loans payable to stockholders                                 25,000              -               -
   Advance to joint venture partner                          (3,724,000)        (538,000)            -
   Proceeds from sale of common stock                           166,659        2,000,000       2,193,983
   Proceeds from sale of Series B convertible preferred stock       -          2,341,219             -
   Proceeds from sale of Series D convertible preferred stock       -          1,500,000             -
   Proceeds from sale of Series C convertible preferred
    stock - net                                               2,093,900              -               -
   Proceeds from sale of Series E convertible preferred stock 6,759,000              -               -
                                                           -------------   --------------  --------------

           Net cash provided by financing activities          5,105,013        5,303,219       2,933,935
                                                           -------------   --------------  --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            787,949        1,160,824        (993,009)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                  1,346,713          185,889       1,178,898
                                                           -------------   --------------  --------------

CASH AND CASH EQUIVALENTS, END OF YEAR                     $  2,134,662    $   1,346,713   $     185,889
                                                           =============   ==============  ==============

See notes to consolidated financial statements.



AMTEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED MARCH 31, 1998, 1997 AND 1996
-----------------------------------------------------------------------------


1.   SUPPLEMENTAL CASH INFORMATION:

     No interest or income taxes were paid during fiscal 1998, 1997 and 1996.

2.   NONCASH FINANCING ACTIVITIES:

     In fiscal 1998, preferred stock dividends of $1,398,686 were paid upon determination of the first eligible conversion date of the Convertible Preferred Series C, D, and E.

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

     In fiscal 1998, 12,727,909 shares of common stock were canceled upon determination that the full purchase price for such shares was not paid.

     In fiscal 1998, $850,000 Loans Payable related to a nonrefundable deposit received from a former affiliate was credited to Additional Paid in Capital.

     In fiscal 1998, 1,524,178 shares of the Company's Series A Convertible Preferred Shares were canceled in accordance with the terms of a subscription agreement.

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


See notes to consolidated financial statements.



AMTEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1998, 1997 AND 1996
-----------------------------------------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND LINE OF BUSINESS - AmTec Inc. (the "Company" or "AmTec") through its majority-owned subsidiary (accounted for under the equity method of accounting) in the People's Republic of China ("PRC") is involved in providing financing and assistance in building telecommunications networks for third parties in the PRC. The Company, through its wholly-owned subsidiary ITV Communications, Inc. ("ITV") was engaged in the design, manufacture and sale of technologically advanced communication devices. In January 1996, the Company sold all of the business and operating assets of ITV and is no longer involved in the business that ITV was engaged in (See Note 14).

     On July 8, 1997, the Company changed its name from AVIC Group International, Inc. to AmTec, Inc.

     During fiscal 1998 the Company organized two wholly-owned subsidiaries, one a Bermuda company and the other a British Virgin Island company. There was no activity in either company during the year ended March 31, 1998.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the Company's wholly- owned subsidiary, ITV Communications, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

     EQUITY METHOD OF ACCOUNTING - The Company accounts for its subsidiary Hebei United Telecommunications Equipment Co., Ltd. and subsidiary ("Hebei Equipment") (a limited life Sino-foreign joint venture) using the equity method of accounting, as minority Shareholders of Hebei Equipment have substantive participating rights under the joint venture contracts. The Company reports its investment in Hebei Equipment under the caption Investment in and advances to unconsolidated subsidiary. Under the equity method, the investment is carried at cost of acquisition, plus the Company's equity in undistributed earnings or losses since acquisition. Equity in the losses of the unconsolidated subsidiary is recognized according to the Company's percentage ownership in the unconsolidated subsidiary until the Company contributed capital has been fully depleted. Reserves are provided where management determines that the investment or equity in earnings is not realizable. For the period ending March 31, 1998, the Company used an ownership percentage of 60.8% for purposes of calculating the share of earnings of its unconsolidated subsidiary since it did not increase its ownership percentage in Hebei Equipment to 70% until after the close of Hebei Equipment's fiscal year-end (December 31, 1997). Hebei Equipment owns 51% of Hebei United Telecommunications Engineering Company, Ltd. ("Hebei Engineering"). Hebei Equipment also accounts for its investment using equity method of accounting as minority Shareholders of Hebei Engineering have substantive participating rights under the joint venture contracts.

     DIFFERENCE IN YEAR END - The Company's share of equity in losses of Hebei Equipment included in the consolidated financial statements are as of and for the periods ended December 31, 1997 and 1996, Hebei Equipment's year-end. Since inception the Company has had a March 31 year-end. The Company kept this year-end even though its subsidiaries have a calendar year-end so that delays in receiving information from China would not cause problems for the Company in meeting its reporting deadlines. However, the Company does monitor events in the lag period and, where appropriate, would disclose the occurrence of any significant event during the lag period. All companies established under PRC law are required to have a December 31 fiscal year-end date. Hebei Equipment and Hebei Engineering are equity joint venture companies established under PRC law.

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

     Depreciation is provided using the straight-line method, to write off the cost of property and equipment over their estimated useful lives, after deducting the estimated salvage value of the assets as follows:

       Furniture, fixtures and equipment          5  years
       Leasehold improvements                     5  years
       Computer software                          3  years

     LONG-LIVED ASSETS - The Company evaluates long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. When such events occur, the Company measures impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss. The impairment loss, if determined, would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company determined that, as of March 31, 1998 and 1997, there had been no impairment in the carrying value of the long-lived assets.

     REVENUE RECOGNITION - Revenue related to the Company's former operations of ITV was derived primarily from product sales, and was recognized upon shipment of the products.

     RESEARCH AND DEVELOPMENT COSTS - Research and development costs of ITV were charged to expense as incurred. These costs consisted primarily of salaries and consulting fees.

     INCOME TAX - Deferred income taxes are provided for using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities. The tax consequences of those differences are classified as current or non-current based upon the classification of the related assets or liabilities in the financial statements. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of, the deferred tax assets will not be realized.

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

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Comprehensive Income - In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This statement is effective for financial statements issued for periods beginning after December 15, 1997. Management is evaluating the effect on its financial reporting of the adoption of this statement.

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

     Derivative Instruments and Hedging Activities - In June 1998, the FASB has issued a new standard SFAS No. 133 "Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 1999. Management has not yet completed the analysis of the impact this would have on the financial statements of the Company and has not adopted this standard.

2.   INVESTMENT IN AND ADVANCE TO UNCONSOLIDATED SUBSIDIARY

     The Company determined that it should conduct its operations in the PRC through a Sino Foreign Joint Venture ("SFJV"), Hebei Equipment. In March 1996, the Company invested $1,170,000 in a PRC joint venture, advanced $540,000 to its joint venture partner and requested from the Hebei Provincial government approval for conversion of such company to an SFJV. On September 24, 1996, preliminary regulatory approval for Hebei Equipment was granted and the SFJV was formed with the Company holding a 60.8% interest in the entity. In April 1997, the Company received final PRC regulatory approval for the SFJV. The Company invested an additional $276,000 in Hebei Equipment during the fiscal-year ended March 31, 1998, resulting in an increase in its holding to 70%. An additional $3,724,000 was advanced as a loan to the joint venture during the fiscal year March 31, 1998.

     Hebei Equipment holds a 51% interest in Hebei Engineering, which is developing Global System for Mobile Telecommunications networks (the "GSM networks") in the ten largest cities in Hebei Province, PRC. Nippon Telegraph and Telephone International, Inc. ("NTTI") and Itochu Corporation hold the remaining 49% interest in Hebei Engineering.

     The Company's investments in the joint venture were accounted for by the equity method of accounting because minority shareholders of Hebei Equipment and Hebei Engineering have substantive participating rights under the provision of the Joint Venture contracts. (See Note 4 and
     15)

     The following summarized the major activities of Hebei Equipment and its subsidiary:

     A.  HEBEI ENGINEERING'S INVESTMENT IN GSM NETWORKS

     Hebei Equipment, through its 51%-owned subsidiary, Hebei Engineering has funded approximately $30,650,000 in the construction of the GSM networks in Hebei Province of the PRC and has received the right to receive future cash flow. The GSM networks are being built pursuant to a 15-year Project Cooperation Contract with China United Communications Company ("UNICOM"). Terms of the Project Cooperation contract include the following:

     Initially, UNICOM will own 30% of the assets while Hebei Engineering will own 70% of the assets.

     Both parties agree to distribute the profit according to the "Distributable Cash Flow" (as defined) with 22% going to UNICOM and 78% going to Hebei Engineering.

     Each year, Hebei Engineering will transfer ownership of assets to UNICOM equal in value to the Distributable Cash Flow received up to 60% of the assets. The maximum amount of assets transferred will not exceed 90% of the assets until termination of the Project Cooperation Contract.

     Upon the termination of the contract the remaining 10% of the network assets shall be assigned to UNICOM without any further consideration.

     Hebei Engineering will continue to receive 78% of the Distributable Cash Flow after transfer of all the assets for the remainder of the 15-year period.

     Under PRC law, foreign investment entities, such as Hebei Engineering, are not permitted to own or operate telecommunications networks. Substantially all of the Hebei Engineering's revenues are derived from contractual arrangements for the sharing of cash flow from network operations rather than from ownership or operation of the networks. Hebei Engineering has recorded its investment (GSM Construction Costs) as a right to receive future cash flow at cost and is amortizing it over the remaining life of the project beginning with the fiscal-year ending March 31, 1998. Income from the GSM networks is recognized at the time when Hebei Engineering can estimate or calculate the portion of its Distributable Cash Flow from the networks. UNICOM commenced operation of the GSM networks in February 1997.

     The investment in the GSM networks is depreciated on a straight-line basis over the remaining life of the Project Cooperation Contract from the year the network began to operate. Amortization of the Investment in GSM Networks for the year ended March 31, 1998 amounted to approximately $2,183,000.

     B. SUMMARY FINANCIAL INFORMATION FOR THE UNCONSOLIDATED SUBSIDIARY

     For the year ended December 31, 1996, Hebei Equipment did not exist and the Company recorded its equity of losses in Hebei Engineering directly. The following tables represent summary financial information for the Joint Venture (Hebei Equipment) as of and for the years ended December 31, 1997 and summary financial information for Hebei Engineering and its related projects in China as of and for the year ended December 31, 1996:


                                                HEBEI           HEBEI
                                              EQUIPMENT      ENGINEERING
                                                1997            1996
                                                 RMB             RMB

     Revenues                                         -                -
                                             ===========     ============
     Net (loss) income                      (10,284,529)         127,482
                                             ===========     ============
     Total assets                            45,480,245      220,197,914
                                             ===========     ============
     Total liabilities                       30,841,556      195,111,932
                                             ===========     ============

3.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                 1998            1997

     Furniture, fixtures and equipment        $ 201,258      $   176,962
     Leasehold improvements                      17,498           12,581
     Computer software                           12,273           12,274
                                              ---------      -----------
                                                231,029          201,817
     Less accumulated depreciation               91,893           48,461
                                              ---------      -----------
                                              $ 139,136      $   153,356
                                              =========      ===========

     Depreciation expense for fiscal 1998, 1997 and 1996 was $43,432; $28,905 and $19,404, respectively.

4.   LOANS PAYABLE - SHAREHOLDERS

     Certain shareholders of the Company advanced funds to ITV, a wholly owned subsidiary of the Company. These amounts are payable on demand by ITV and bear interest at 8.5% per annum. There is no recourse to AmTec for these loans.

5.   COMMITMENTS AND CONTINGENCIES

     LEASES - The Company leases a facility for its corporate and operations offices under a long-term lease agreement. Minimum annual rental commitments under this lease are as follows:

          MARCH 31,
          1999                                  $ 334,400
          2000                                    334,400
          2001                                     55,733
                                                ---------
                                                $ 724,533
                                                =========

     Rent expense for fiscal  1998,  1997 and 1996 was  $337,763,  $369,969
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

     REGULATION - The PRC's legal system is a civil law system based on written statutes and is a system in which decided legal cases have little precedential value. The PRC Government began to promulgate a comprehensive system of laws in 1979. Many laws and regulations governing economic matters in general have been promulgated. The general effect of this legislation has been to enhance the protection afforded to foreign invested enterprises in the PRC. However, as these laws and regulations are relatively new, their interpretation and enforcement involve significant uncertainty.(See Note 17)

     FOREIGN CURRENCY EXCHANGE - The Company's joint ventures will receive nearly all of their revenue in Renminbi, which will need to be converted to other currencies, primarily U.S. dollars, and remitted outside of the PRC. Although the Renminbi is not a freely convertible currency at present, effective July 1, 1996, foreign currency "current account" transactions by foreign investment enterprises, including Sino-foreign joint ventures, are no longer subject to the approval of State Administration of Foreign Exchange ("SAFE", formerly, "State Administration of Exchange Control"). These transactions need only a ministerial review, according to the Administration of the Settlement, Sale and Payment of Foreign Exchange Provisions promulgated in 1996. "Current account" items include international commercial transactions, which occur on a regular basis, such as those relating to trade and provision of services. Distributions to joint venture parties also are considered a "current account transaction." Other noncurrent account items, known as "capital account" items, remain subject to SAFE approval.

6.   STOCKHOLDERS' EQUITY

     CANCELLATION OF SERIES A CONVERTIBLE PREFERRED STOCK - On August 19, 1997, upon determination that the entire amount of a nonrefundable deposit had been forfeited by a former affiliate, the Company canceled all of the outstanding Series A Convertible Preferred Stock (the "Series A Shares"). On December 19, 1995, the Company had issued 1,524,178 shares of the Company's Series A Shares in consideration of the transfer of a $4,572,536 nonrefundable equipment purchase deposit to the Company from a former affiliate. The Subscription Agreement for the Series A Convertible Preferred Stock provided that, if all or any portion of the deposit should be forfeited at any time and for any reason whatsoever by the former affiliate an equivalent number of the Series A Shares issued to it would be canceled.

     CANCELLATION OF CERTAIN SHARES OF COMMON STOCK - On December 8, 1997, the Company reduced its outstanding common stock and credited its Additional Paid in Capital $12,728 as a result of canceling 12,727,909 shares of its common stock and 318,182 options to purchase its common stock issued to Tweedia International, Ltd. The cancellation was based on a determination that the full purchase price for the shares was never paid. The 12,727,909 canceled shares represented approximately thirty-eight percent of the total number of the Company's common shares outstanding prior to the cancellation of such shares.

     In addition, the Company canceled an agreement with a former affiliate, which gave the Company a right of first refusal on certain investment opportunities in the Peoples Republic of China. (See Note 12-"Related Party Transactions".)

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

     SERIES B CONVERTIBLE PREFERRED STOCK - In June 1996, the Company completed a $2,500,000 offering of its Series B Convertible Preferred Stock ("Series B Preferred"). The net proceeds the Company received were approximately $2,341,000. The offering consisted of 100 shares of Series B Preferred at $25,000 per share and warrants to purchase common stock of the Company. Each warrant entitled the holder to purchase one share of common stock at a fixed conversion price. During fiscal 1997, all outstanding Series B shares were converted to 1,507,477 common shares.

     SERIES D CONVERTIBLE PREFERRED STOCK - In March 1997, the Company completed a $1,500,000 offering of its Series D Convertible Preferred Stock ("Series D Preferred"). The offering consisted of 150 shares of Series D Preferred at $10,000 per share and warrants to purchase common stock of the Company. The holder was entitled to cumulative dividends at the annual rate of 8% per annum per share, payable quarterly in shares of Common Stock or, in cash in connection with any payment pursuant to a Conversion Default at the election of the Company's board of directors. During fiscal 1998, the Series D Preferred was converted into common stock of the Company at a conversion rate equal to the lowest trading price of the Company's common stock during the 30 days preceding each conversion date. In addition, the Series D Preferred shareholders converted their warrants into common stock at prices aggregating $131,909. Such Series D Preferred and warrants conversions aggregated 2,236,507 shares. In connection with the discount for the above conversion, the Company credited Additional Paid in Capital $48,677 and charged preferred dividends in an equal amount.

     SERIES C CONVERTIBLE PREFERRED STOCK - In June 1997, the Company completed a $2,500,000 offering of its Series C Convertible Preferred Stock ("Series C Preferred"). The offering consisted of 250 shares of Series C Preferred at $10,000 per share and entitled the holder to cumulative dividends at an annual rate of 8% per annum per share. The dividends were payable quarterly in shares of Common Stock or, in cash in connection with any payment pursuant to a Conversion Default at the election of the Company's board of directors. Such Series C shares were converted at conversion rates equal to the lowest trading price of the Company's common stock during the 30 business days immediately preceding each conversion date. During fiscal 1998, 219 outstanding Series C shares were converted into 4,507,639 common shares. In addition, the Company repurchased for consideration of $406,100 and retired 31 Series C shares. In connection with the discount for the above conversion, the Company credited Additional Paid in Capital $260,784 and charged preferred dividends in an equal amount.

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

     Conversion of the Series E Shares into Common Stock, which are restricted by certain "lock-up" agreements, is based on the lower of:
     (i) the lesser of a 10% premium to the market price of the Company's Common Stock, as reported on the American Stock Exchange, at the time of the investment's closing or of a 10% premium to the 10 day average trading price six months after the close or (ii) a discount to the lowest trade during the five (5) trading days prior to each conversion. The discount, which ranges from 15% to 20%, depends upon the date of the shareholders' conversion of the Series E shares, with the discount increasing as the period the shares are held increases. Warrants were issued to five of the Series E Investors to purchase up to 1,236,364 shares of the Company's Common Stock at a price equal to 120% of the market price of the Company's Common Stock at the time of the investment's closing. The number of warrants issued to each investor depended upon the amount invested and the length of the "lock-up" agreed upon between the Company and investor.

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

     During fiscal 1998, the Company rescinded an agreement it entered into in July 1996 with an investment banking firm in which such firm was to act as a financial advisor to the Company. As part of this rescission the Company canceled warrants to purchase 200,000 shares of the Company's common stock. Professional fees and Warrants were reduced by $147,000 to reflect this cancellation.

     During fiscal 1997, the Company issued 186,111 warrants to purchase the Company's common stock at a conversion price of 110% of the quoted market value at the time of grant. The warrants were issued in connection with the Company's issuance of Series B Preferred Shares (see Series B Convertible Preferred Stock).

     On October 15, 1996, the Company agreed to issue warrants to purchase 200,000 shares of the Company's Common Stock to an advisor for services related to advising the Company with respect to its Sino-foreign joint ventures and marketing activities in the PRC. The warrants issued have a three year term and an exercise price of $1.50, which was the market value of the Company's Common Stock the warrants were issued. In connection with this agreement, the Company recorded $110,000 in professional fees which management determined to be the fair value of the warrants.

     In connection with a financial services agreement which has since been canceled, the Company issued 600,000 warrants to an investment banking firm, 300,000 of which vested at the time the agreement was entered into and 300,000 which were to vest when such firm had raised a minimum of $10 million. With respect to the vested 300,000 warrants, the Company recorded $222,500 in professional fees which management determined to be the fair value of the warrants.

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

     In May 1996, 5,000 shares of the Company's common stock were issued as payment for $45,625 of services rendered. In December 1996, 5,000 shares of the Company's common stock were issued as payment for $18,125 for services rendered. Both issuance have been recorded as professional fees at a value of the quoted market price of the common stock at the time of the transaction.

     In October 1996, the Company entered into agreements to settle $98,000 of outstanding professional fees through the issuance of options to purchase 44,962 common shares. The number of shares was determined based upon the quoted market value of the shares at the time of issuance.

     THE PROMETHEAN COMMON STOCK EQUITY AGREEMENT - On March 31, 1997 the Company entered into a Common Stock Investment Agreement with Promethean Investment Group L.L.C. ("Promethean") pursuant to which Promethean will provide a $10 million equity line to the Company. The agreement, which is cancelable, by either party, was amended on April 29, 1997 to increase the equity line to $25 million. Pursuant to the Common Stock Investment Agreement, the Company may sell from time to time shares of Common Stock to Promethean by providing a notice (the "Put Notice") containing the dollar amount (the "Required Dollar Amount") of the shares of Common Stock to be sold during the thirteen business day period commencing after the date of the Put Notice (the "Purchase Period"). Promethean shall be obligated to purchase the shares of Common Stock in the Required Dollar Amount specified in the Put Notice with the election to purchase an additional 30% of the Required Dollar Amount during the Purchase Period. Each of the shares of Common Stock covered by the Required Dollar Amount (and any additional amount of the shares of Common Stock to be sold during the Purchase Period) shall be sold at 90% of the lowest of the daily low trading price of the Common Stock, as quoted on the American Stock Exchange, during the three trading days preceding the date of the Put Notice. The Required Dollar Amount for each Put Notice shall be in increments of $250,000 and shall not exceed the lesser of (i) $1,500,000, subject to reductions of $75,000 for each trading day during the Purchase Period in which the average per share dollar value of the Common Stock traded on the American Stock Exchange is less than $2.50, and (ii) 10% of the dollar value of the Common Stock traded on the American Stock Exchange during the first ten trading days of the Purchase Period if the average per share of such dollar value is equal to or greater than $2.50 (subject to certain adjustment to account for stock splits, stock dividends and other similar transactions). The Company may not deliver a Put Notice to sell the shares of Common Stock if the closing price of the Common Stock on the date prior to the date of the intended Put Notice as reported on the American Stock Exchange is less than $2.50 or if certain other conditions exist. The Company has agreed to provide a minimum of $4,000,000 in Put Notices to Promethean within two years following the effective date of a registration statement covering the shares to be sold pursuant to the Common Stock Investment Agreement.

     Initially, 1,570,998 shares were issued into escrow on behalf of Promethean. During the year ended March 31, 1998, none of the shares issued under this agreement were released from escrow. As of March 31, 1998, this agreement has not been utilized, no shares have been issued and no monies have been received under this agreement. 551,533 of the shares issued into escrow were canceled.

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


     A summary of the status of all of the Company's stock options issued as of March 31, 1998, 1997 and 1996 and changes during the years then ended is presented below:

                         MARCH 31, 1998         MARCH 31, 1997        MARCH 31, 1996
                       --------------------   -------------------   -------------------

                                   WEIGHTED              WEIGHTED              WEIGHTED
                                   AVERAGE               AVERAGE               AVERAGE
                                   EXERCISE              EXERCISE              EXERCISE
                         NUMBER     PRICE       NUMBER    PRICE       NUMBER    PRICE

Outstanding at
  beginning of year      7,905,000   $1.40     7,635,000   $1.39       350,000   $0.36
Granted                  4,624,102    2.55       280,000    1.74     7,520,000    1.41
Exercised                  (69,000)                                   (185,000)   0.36
Cancelled                                        (10,000)   8.25
Forefeited                                                             (50,000)   0.36
Expired
Outstanding at end      ----------   -----     ---------   -----     ---------   -----
 of year                12,460,102   $1.42     7,905,000   $1.40     7,635,000   $1.39
                        ==========   =====     =========   =====     =========   =====

Options exercisable
at end of year           7,671,102   $1.28     4,155,000   $0.42     3,135,000   $0.35
                         =========   =====     =========   =====     =========   =====

Weighted average fair
  value of options
  granted during
  the year              $     0.53             $    0.69             $    0.44
                        ==========             =========             =========


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

     The above options do not include 318,182 options granted and subsequently canceled to Tweedia, a former affiliate.

     The Company followed the guidelines under SFAS No. 123 to determine the fair value of options at the date of grant. The value was determined using an adjusted Black-Scholes option pricing model. The Black-Scholes model is generally accepted as appropriate primarily for short-term, exchange-traded options. For longer term options that do not have the liquidity of an exchange traded option or where the underlying common stock is not highly liquid, the Black-Scholes formula needs to be adjusted, especially in reference to the volatility measurement used. The Company's stock is thinly traded, averaging around 100,000 shares per day, and cannot be considered highly liquid. For the purpose of valuing the Company's options, which have a ten year life, the following assumptions were used, where the volatility measurement was based on management's expectations and judgement:

       Risk-free rate       5.64%
       Volatility           20-23%
       Expected Life        5 years
       Expected Dividends   0%


     The following table summarizes information about options outstanding at March 31, 1998:


                                 WEIGHTED                  NUMBER
       RANGE          NUMBER       AVERAGE                  EXERCISABE
         OF         OUTSTANDING   REMAINING     AVERAGE      OPTIONS       AVERAGE
      EXERCISE          AT       CONTRACTUAL    EXERCISE        AT         EXERCISE
       PRICES     MARCH 31, 1998  LIFE (YEARS)   PRICE    MARCH 31, 1998    PRICE

     $0.35-0.355     4,625,000       8.11       0.350      4,625,000       0.350
        0.75           250,000      10.00       0.750        125,000       0.750
        1.5            520,102       9.00       1.500        145,102       1.500
        2.125        1,055,000      10.00       2.125        523,500       2.125
        3.000        3,010,000       9.00       3.000      1,502,500       3.000
     3.05-3.10       3,000,000       9.00       3.0625       750,000       3.063
                     ----------                             ---------
                     12,460,102                             7,671,102
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


                                                          1998           1997
     Net loss applicable to common shares -
       as reported                                    $(6,802,054)   $(4,074,885)
                                                     ==============  ============
     Net loss - pro forma                             $(8,635,367)   $(4,268,970)
                                                     ==============  ============
     Loss per common share - as reported              $     (0.23)   $     (0.14)
                                                     ==============  ============
     Loss per common share share - pro forma            $   (0.29)     $   (0.15)
                                                     ==============  ============

7.   NONREFUNDABLE DEPOSIT

     On March 31, 1998, the Company reduced loans payable of $850,000 related to a nonrefundable deposit it received from a former affiliate. Additional paid in capital was credited for an equal amount.

8.   INCOME TAXES

     The Company had net losses for 1998, 1997 and 1996 and, therefore, no income taxes have been provided.

     As of March 31, 1998, the Company has federal net operating loss carry forwards of approximately $13,848,606 through 2012.

     Significant components of the Company's deferred assets and tax liabilities for federal income taxes consist of the following:

                                                         1998           1997
     Deferred tax assets:
     Net operating loss carryforwards               $   6,394,688  $   5,085,404
     Start-up and other costs                           3,027,575      2,360,307
     Research credit                                      266,000        266,000
                                                    -------------  -------------
     Total deferred tax assets                          9,688,263      7,711,711
     Valuation allowance for deferred tax assets       (9,688,263)    (7,711,711)
                                                    -------------  -------------
     Net deferred tax assets                        $         -    $         -
                                                    =============  =============


     The net change in the valuation allowance for the years ended March 31, 1998 and 1997 was an increase of $1,976,552 and $3,249,171, respectively.

9.   MAJOR CUSTOMERS

     During the year ended March 31, 1996, the Company's wholly-owned subsidiary, ITV, conducted business with two customers whose sales comprised substantially all of the Company's revenues. In January 1996, the Company sold substantially all of the assets related to that business.

10.  SALE OF BUSINESS

     In January 1996, the Company sold the business and the related operating assets ("Asset Sale") in which its wholly-owned subsidiary, ITV, was engaged. The sale price was $2,500,000 (which consisted of $250,000 in cash and $2,250,000 in the form of a note receivable). In addition, the Company received an equity interest in another company, which was valued at $500,000. Due to the uncertainty of the collection of the $2,250,000 note receivable, the amount of the note has not been recognized. The gain associated with the note will be recognized when the note receivable is collected. The sale of the assets resulted in a gain from sale of the assets of $31,880. (See Note 14)

     The Company recorded $130,840 loss from abandoned assets during the year ended March 31, 1996 which was a non-recurring "write-off" of certain remaining assets of ITV that were not sold in the ITV Asset Sale. The Company wrote off the $130,840 book value because these assets would not contribute to the generation of revenues for the Company in the future and thus were considered impaired assets.

11.  INVESTMENT IN NETMATICS

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

     The Company is not required either contractually or otherwise to fund any additional losses of Netmatics or make any additional capital investments. In addition, the Company has not guaranteed any of Netmatics debt. Due to its poor operating results, huge accumulated losses and lack of financing, Netmatics Inc. ceased operation as of March 31, 1997. The Company considered its receivable from Netmatics Inc. not recoverable and wrote off the advance and debentures due from Netmatics.

12. RELATED PARTY TRANSACTIONS (SEE NOTE 6 REGARDING THE CANCELLATION OF THE 12,727,909 SHARES OF COMMON STOCK AND THE MASTER AGREEMENT)

     GENERAL - In February 1995, pursuant to a Reorganization Agreement, Tweedia International, Ltd. became the owner of approximately 12,727,909 shares, or 41%, of the Company's issued and outstanding Common Stock. The Company was informed that Beijing CATCH Communications Group Co. ("Beijing CATCH") has an option to acquire 100% of the outstanding capital stock of Tweedia. However, this option may not be exercised without the receipt by Beijing CATCH of all PRC regulatory approvals applicable to such exercise. After discussions with PRC counsel, management believes that these approvals to own securities listed on nonPRC stock exchanges are substantive in nature and are not normally readily obtained in the PRC.

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

13.  ITEMS RECORDED IN THE FOURTH QUARTER

     The Company recorded the following noncash items in the fourth quarter:

     Preferred stock dividends payable in the form of common stock of $1,399,000;

     A value of stock options awarded to non employees of $1,837,500 was recognized and $459,375 of such value was amortized, and

     Professional fees were reduced by $147,000 as a result of the cancellation of 200,000 warrants issued to an investment-banking firm.

14.  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR FISCAL YEAR 1996

     In January 1996, the Company sold all of the business and operating assets of ITV. Prior to sale, ITV was engaged in the design, manufacture and sale of technologically advanced communication devices. Subsequent to the issuance of the Company's financial statements for the year ended March 31, 1998, the Company's management determined that the sale of ITV's business should have been accounted for using accounting for discontinued operations. Previously, the result of ITV's business was included in the financial statements as part of continuing operations for the year ended March 31, 1996. As a result, the Statement of Operations and Statement of Cash Flow for the year ended March 31, 1996, have been restated to show the discontinued operations.

     A summary of the significant effects of the restatement is as follows:


CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         FOR YEAR ENDED MARCH 31,
                                                          1996              1996
                                                          ----              ----
                                                     AS PREVIOUSLY           AS
                                                        REPORTED          RESTATED

REVENUES                                           $       683,733   $           -
                                                   ---------------   ---------------
EXPENSES:

  Cost of revenues                                         637,065               -
  Selling, general and administrative                    3,207,570         2,515,554
  Research and development                               1,287,629               -
                                                   ---------------   ---------------
   Total expenses                                        5,132,264         2,515,554
                                                   ---------------   ---------------
LOSS FROM CONTINUING OPERATIONS                         (4,448,531)       (2,515,554)
                                                   ---------------   ---------------
OTHER INCOME (EXPENSE):
  Gain from sale of assets                                  31,880               -
  Loss from abandoned assets                              (130,840)         (130,840)
  Interest expense                                        (241,856)         (241,856)
  Other - net                                                7,617             7,617
                                                   ---------------   ---------------
           Total other expense                            (333,199)         (365,079)
                                                   ---------------   ---------------
LOSS FROM CONTINUING OPERATIONS
   BEFORE EQUITY IN LOSSES OF
   UNCONSOLIDATED SUBSIDIARY                            (4,781,730)       (2,880,633)
Equity in losses of unconsolidated subsidiary             (500,000)         (500,000)
                                                   ----------------   --------------
LOSS FROM CONTINUING OPERATIONS                         (5,281,730)       (3,380,633)
                                                   ----------------   ---------------
DISCONTINUED OPERATIONS:
  Loss from discontinued operations                            -          (1,932,977)
  Gain on sale of discontinued operations                      -              31,880
                                                   ---------------   ---------------
LOSS FROM DISCONTINUED OPERATIONS
                                                               -          (1,901,097)
                                                   ---------------   ---------------
NET LOSS                                                (5,281,730)       (5,281,730)
PREFERRED STOCK DIVIDEND                                       -                 -
                                                   ---------------   ---------------
LOSS APPLICABLE TO COMMON SHAREHOLDERS             $    (5,281,730)  $    (5,281,730)
                                                   ===============   ===============
BASIC LOSS PER SHARE:
     Loss from continuing operations               $         (0.21)  $         (0.13)
     Loss from discontinued operations                         -               (0.08)
                                                   ---------------   ---------------
BASIC LOSS PER COMMON SHARE                        $         (0.21)  $         (0.21)
                                                   ===============   ===============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              25,651,045        25,651,045
                                                   ===============   ===============




CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         FOR YEAR ENDED MARCH 31,
                                                          1996              1996
                                                          ----              ----
                                                     AS PREVIOUSLY           AS
                                                        REPORTED          RESTATED

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $    (5,281,730)  $  (5,281,730)
  Add: Loss from discontinued operations                       -         1,932,977
  Less: Gain from sales of discontiued operations              -           (31,880)
                                                   ---------------   ---------------
  Net loss from continuing operations                   (5,281,730)     (3,380,633)
  Adjustments to reconcile net loss to net cash
    used in Continuing operating activities:
    Amortization of capitalized software development
    cost                                                   281,250               -
    Depreciation                                           346,005          19,404
    Loss from abandoned assets                             130,840         130,840
    Gain from sale of assets                               (31,880)              -
    Equity in losses of unconsolidated subsidiary          500,000         500,000
    (Increase) decrease in:
      Accounts receivable                                   98,895               -
      Inventories                                          (96,091)              -
      Prepaid expenses and other current assets            (91,200)        (41,813)
      Office lease deposit                                     -          (167,200)
      Other assets                                        (131,887)              -
    Increase (decrease) in:
      Accounts payable and accrued expenses              1,251,464       1,251,464
      Loans payable - stockholders                         136,982         136,982
                                                   ---------------   ---------------

        Net cash used in continuing operations          (2,887,352)     (1,550,956)
        Net cash used in discontinued operations               -        (1,336,396)
                                                   ---------------   ---------------
          Net cash used in operating activities         (2,887,352)     (2,887,352)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                    (119,592)       (119,592)
    Investment in unconsolidated subsidiary             (1,170,000)     (1,170,000)
    Proceeds from sale of assets                           250,000         250,000
                                                   ---------------   ---------------
           Net cash used in investing activities        (1,039,592)     (1,039,592)
                                                   ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings                                              739,952         739,952
   Proceeds from sale of common stock                    2,193,983       2,193,983
                                                   ---------------   ---------------
           Net cash provided by financing activities     2,933,935       2,933,935
                                                   ---------------   ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (993,009)       (993,009)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             1,178,898       1,178,898
                                                   ---------------   ---------------
CASH AND CASH EQUIVALENTS, END OF YEAR             $       185,889   $     185,889
                                                   ===============   ===============


15. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR FISCAL YEARS 1998 AND 1997

     Subsequent to the issuance of the Company's financial statements for the year ended March 31, 1998, the Company's management determined that Hebei Equipment, should have been accounted for under the equity method of accounting, as the minority shareholders have substantive participating rights under the joint venture contracts. Previously, Hebei Equipment had been consolidated. As a result, the financial statements as of March 31, 1998 and 1997, and for the two years ended March 31, 1998, have been restated from amounts previously reported to account for Hebei Equipment under the equity method of accounting. A summary of the significant effects of the restatement is as follows:


CONSOLIDATED BALANCE SHEETS                                        AS OF MARCH 31,
                                                     1998         1998          1997         1997
                                                     ----         ----          ----         ----
                                                      AS                         AS
                                                  PREVIOUSLY       AS        PREVIOUSLY       AS
                                                   REPORTED     RESTATED      REPORTED     RESTATED
ASSETS
CURRENT ASSETS
  Cash                                            $10,442,334   $2,134,662    $5,390,871    $1,346,713
  Accounts receivable                                 114,661      114,661             -             -
  Prepaid expenses and other current assets           356,554      108,082       182,090       171,921
                                                  -----------   ----------    -----------    ---------
     TOTAL CURRENT ASSETS                          10,913,549    2,357,405     5,572,961     1,518,634

  Investment in unconsolidated subsidiary                   -    5,074,217     1,192,000     2,221,476
  Property, plant & equipment, net                    897,265      139,136       518,020       153,356
  Investment in GSM network, net of amortization   28,461,810            -    22,017,869             -
  Office lease deposit                                113,180      112,600       111,500       111,500
  Deferred expenses                                     6,916            -         5,853             -
                                                  -----------   ----------    -----------    ---------
TOTAL ASSETS                                      $40,392,720   $7,683,358   $29,418,203    $4,004,966
                                                  ===========   ==========   ============   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                   $551,705     $541,888      $991,194      $261,193
  Accrued expenses                                    798,376      792,006       780,902       782,132
  Loans payable - shareholders                      1,452,553    1,452,553     2,413,553     2,413,553
  Other current payables                           10,234,872            -       450,685             -
                                                  -----------   ----------    -----------    ---------
      TOTAL CURRENT LIABILITIES                   $13,037,506   $2,786,447     4,636,334    $3,456,878

  Loans payable                                    20,028,602            -    11,956,486             -
  Other payables                                    1,487,727            -    10,290,128             -
  Minority interest                                   941,974            -     1,987,167             -
                                                  -----------   ----------    -----------    ---------
TOTAL LIABILITIES                                  35,495,809    2,786,447    28,870,115     3,456,878

STOCKHOLDERS' EQUITY
  Preferred Stock: authorized 10,000,000 shares:
    Series A Convertible Preferred Stock: $.001
    par value; 0 and 1,524,178 shares issued and
    outstanding in 1998 and 1997, respectively              -            -         1,524         1,524
    Series D Convertible Preferred Stock: $.001
    par value; 0 and 150 shares issued
    and outstanding in 1998 and 1997, respectively          -            -             1             1
    Series E Convertible Preferred Stock: $.001
    par value; 73 and 0 shares issued and outstanding
    in 1998 and 1997, respectively                          1            1             -             -

  Common stock:  $.001 par value, authorized
    100,000,000 shares; 26,532,502 and
    31,257,921 issued and outstanding in 1998
    and 1997, respectively                             26,533       26,533        31,258        31,258

  Additional paid-in capital                       33,148,529   33,149,142    25,202,108    25,200,877
  Accumulated deficit                             (27,394,590) (27,394,590)  (20,592,536)  (20,592,536)
  Cumulative foreign currency exchange loss               613            -        (1,231)            -
  Non-refundable equipment purchase deposit                 -            -    (4,572,536)   (4,572,536)
  Non employee deferred option cost, net           (1,378,125)  (1,378,125)            -             -
  Warrants                                            493,950      493,950       479,500       479,500
                                                  -----------   ----------    -----------    ---------
TOTAL STOCKHOLDERS' EQUITY
                                                    4,896,911    4,896,911       548,088       548,088
                                                  -----------   ----------   -----------     ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $40,392,720   $7,683,358   $29,418,203    $4,004,966
                                                  ===========   ==========   ===========    ==========



CONSOLIDATED STATEMENT OF OPERATIONS

                                                       FOR THE YEAR ENDED MARCH 31,
                                              1998          1998          1997           1997
                                              ----          ----          ----           ----
                                               AS                          AS
                                           PREVIOUSLY        AS        PREVIOUSLY         AS
                                            REPORTED      RESTATED       REPORTED      RESTATED

Revenues                                 $     216,348  $          -  $          -    $       -
                                         -------------- ------------- -------------   ---------
Expenses:
  Cost of revenues
  Selling, general and administrative        4,254,009     4,282,613     3,996,151    3,563,568
  Amortization of GSM networks               2,183,068             -            -             -
                                         -------------- ------------- -------------   ---------
                                             6,437,077     4,282,613     3,996,151    3,563,568
                                         -------------- ------------- -------------   ---------
Loss from operations                        (6,220,729)   (4,282,613)   (3,996,151)  (3,563,568)
                                         -------------- ------------- -------------   ---------
Other income (expense)
  Rental income                                 95,667             -        42,420            -
  Interest income                              239,067             -       152,824            -
  Amortization stock options granted
    non employees                             (459,375)     (459,375)           -             -
  Loss from abandoned assets                   (87,441)            -            -             -
  Interest expense                            (125,586)     (125,586)     (129,039)    (129,039)
  Exchange loss                                 (3,484)            -       (19,490)           -
  Other - net                                  113,320        70,853             -      (33,216)
  Write off investment in affiliate                  -             -      (198,538)    (198,538)
                                         -------------- ------------- -------------   ---------
Total other income (expense)                  (227,832)     (514,108)     (151,823)    (360,793)
                                         -------------- ------------- -------------   ---------
Loss before minority interest and
  equity interest                           (6,448,561)   (4,796,721)   (4,147,974)  (3,924,361)
Equity in losses of unconsolidated
  subsidiary                                         -      (606,647)            -     (140,524)
Minority interest in loss of
  subsidiaries                               1,045,193             -        83,089            -
                                         -------------- ------------- -------------   ---------

Net loss                                    (5,403,368)   (5,403,368)   (4,064,885)  (4,064,885)

Preferred stock dividend                     1,398,686     1,398,686        10,000       10,000
                                         -------------- ------------- -------------   ---------

Loss applicable to common shareholders   $  (6,802,054) $ (6,802,054) $ (4,074,885) $(4,074,885)
                                         ==============  ============ ============= ============

Basic loss per common share              $       (0.23) $      (0.23) $      (0.14) $     (0.14)
                                         ==============  ============ ============= ============
Weighted average common shares
  outstanding                               29,843,712    29,843,712    29,102,347   29,102,347
                                         ==============  ============ ============= ============




CONSOLIDATED STATEMENTS OF CASH FLOWS                                FOR YEAR ENDED MARCH 31,

                                                            1998             1998         1997            1997
                                                            ----             ----         ----            ----
                                                        As previously         As      As preivously        As
                                                             Reported      Restated     Reported        Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $(5,403,368)  $(5,403,368)  $ (4,064,885)    $(4,064,885)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
    Amortization of deferred option cost                     459,375       459,375              -               -
    Depreciation and amortization of GSM investment        2,274,443        43,432         43,193          28,905
    Loss from abandoned assets                                87,441        87,441              -               -
    Minority interest in net loss                                  -             -         83,089               -
    Issuance of warrants for services rendered                     -             -        479,500         479,500
    Issuance of common stock and options for directors'
      fees and professional services rendered                151,957       151,957        725,091         725,091
    Equity in losses of unconsolidated subsidiary                  -       606,647              -         140,524
    (Increase) decrease in:
      Accounts receivable                                   (114,661)     (114,661)             -               -
      Inventories                                                  -             -              -               -
      Prepaid expenses and other current assets             (174,464)       63,839      5,948,801        (111,243)
      Office lease deposit                                    (1,680)       (1,100)        55,700          55,700
      Other assets                                                 -             -              -               -
      Deferred expenses                                       (1,063)            -         59,412               -
    Increase (decrease) in:
      Accounts payable and accrued expenses                 (422,015)      293,027         98,221        (485,959)
      Other current payable                                9,784,187             -              -               -
      Loans payable - stockholders                          (111,000)     (111,000)       129,839        (150,000)
      Minority interest                                   (1,045,193)            -              -               -
                                                         ------------   -----------    ----------        ---------
           Net cash provided by (used in) operating
             activities                                    5,483,959    (3,924,411)     3,557,961      (3,382,367)
                                                         ------------   -----------    ----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in Netmatics                                  (87,441)      (87,441)             -               -
    Purchase of property and equipment                      (470,620)      (29,212)      (362,417)       (106,028)
    Investment in unconsolidated subsidiary                        -      (276,000)     1,170,000        (654,000)
    GSM construction cost                                 (8,627,007)            -    (21,880,584)              -
    Joint venture's net liabilities assumed                        -             -      6,549,703               -
    Timing reversal of investment in unconsolidated        1,192,000             -     (1,192,000)              -
                                                         ------------   -----------    ----------        ---------

           Net cash used in investing activities          (7,993,068)     (392,653)   (15,715,298)       (760,028)
                                                         ------------   -----------    ----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Warrants issued for services rendered - net of
    charges to APIC Borrowings                              (215,546)     (215,546)             -               -
   Borrowings                                              8,072,116             -     11,521,100               -
   Other long-term payables                               (8,802,401)            -              -               -
   Loans payable to stockholders                              25,000        25,000              -               -
   Advance to joint venture partner                         (540,000)   (3,724,000)             -        (538,000)
   Proceeds from sale of common stock                        166,659       166,659      2,000,000       2,000,000
   Proceeds from sale of Series B convertible preferred
     stock                                                         -             -      2,341,219       2,341,219
   Proceeds from sale of Series D convertible preferred
     stock                                                         -             -      1,500,000       1,500,000
   Proceeds from sale of Series C convertible preferred
     stock - net                                           2,093,900     2,093,900              -               -
   Proceeds from sale of Series E convertible preferred
     stock                                                 6,759,000     6,759,000              -               -
                                                         ------------   -----------    ----------        ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  7,558,728     5,105,013     17,362,319       5,303,219
                                                         ------------   -----------    ----------        ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        1,844             -              -               -
                                                         ------------   -----------    ----------        ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       5,051,463       787,949      5,204,982       1,160,824

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               5,390,871     1,346,713        185,889         185,889
                                                         ------------   -----------    ----------        ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                   $10,442,334    $2,134,662     $5,390,871      $1,346,713
                                                         ============   ===========    ==========      ===========


16.    SELECTED QUARTERLY DATA (UNAUDITED)

     The following table sets forth selected quarterly financial information beginning October 1,1996 (the period when AmTec first started consolidating the operating results of its Hebei Investments) through March 31, 1998:



                                                 Three Months Ended            Three Months Ended
                                                  December 31, 1996              March 31, 1997
                                             ---------------------------    ---------------------------
                                                  As                            As
                                              Previously        As          Previously        As
                                               Reported      Restated        Reported      Restated
Revenue                                       $         -   $         -     $         -    $        -
Expenses                                          999,947       845,324       1,133,023     1,099,429
Loss from Operations                             (999,947)     (845,324)     (1,133,023)   (1,099,429)
Other Income(Expense)                            (504,153)       (3,313)        534,164      (230,998)
Equity in Loss of Unconsolidated Subsidiaries    (115,061)     (347,163)              -       226,845
Minority Interest in Loss of Subsidiaries         423,361             -        (504,723)            -
Net Loss                                       (1,195,800)   (1,195,800)     (1,103,582)   (1,103,582)
Preferred Stock Dividend                                -             -          10,000        10,000
Loss Applicable to Common Share                (1,195,800)   (1,195,800)     (1,113,582)   (1,113,582)
Basic Loss per Common Share                         (0.04)        (0.04)          (0.04)        (0.04)


                                                 Three Months Ended            Three Months Ended
                                                   June 30, 1997                September 30, 1997
                                             ---------------------------    ---------------------------
                                                  As                            As
                                              Previously        As          Previously        As
                                               Reported      Restated        Reported      Restated
Revenue                                       $         -    $        -     $         -    $        -
Expenses                                        2,369,632     1,100,148         553,147     1,279,350
Loss from Operations                           (2,369,632)   (1,100,148)       (553,147)   (1,279,350)
Other Income(Expense)                             (21,017)      (30,200)       (169,484)     (118,174)
Equity in Loss of Unconsolidated Subsidiaries           -      (461,879)              -       198,172
Minority Interest in Loss of Subsidiaries         798,422             -        (476,721)            -
Net Loss                                       (1,592,227)   (1,592,227)     (1,199,352)   (1,199,352)
Preferred Stock Dividend                          108,000       108,000               -             -
Loss Applicable to Common Share                (1,700,227)   (1,700,227)     (1,199,352)   (1,199,352)
Basic Loss per Common Share                         (0.05)        (0.05)          (0.04)        (0.04)


                                                 Three Months Ended            Three Months Ended
                                                  December 31, 1997              March 31, 1998
                                             ---------------------------    ---------------------------
                                                  As                            As
                                              Previously        As          Previously        As
                                               Reported      Restated        Reported      Restated

Revenue                                       $         -    $        -     $   216,348    $        -
Expenses                                        1,207,104       911,314       2,307,194     1,451,176
Loss from Operations                           (1,207,104)     (911,314)     (2,090,846)   (1,451,176)
Other Income(Expense)                              21,339        54,487         (58,670)       39,154
Equity in Loss of Unconsolidated Subsidiaries           -       (56,567)              -      (286,374)
Minority Interest in Loss of Subsidiaries         272,371             -         451,120             -
Net Loss                                         (913,394)     (913,394)     (1,698,396)   (1,698,396)
Preferred Stock Dividend                          114,891       114,891       1,175,795     1,175,795
Loss Applicable to Common Share                (1,028,285)   (1,028,285)     (2,874,191)   (2,874,191)
Basic Loss per Common Share                         (0.04)        (0.04)          (0.10)        (0.10)


17.  CHINA CONTINGENCY (UNAUDITED)

     The current PRC regulations prohibit foreign investors and foreign invested enterprises from operating or participating in the operation of telecommunications networks in China. The relevant PRC laws and regulations do not define what constitutes foreign operations or participation in operations, and it is not clear what rights or actions would violate such laws and regulations. Based on advice of its Chinese legal counsel, the Company has structured its investments in China by establishing Chinese-foreign joint ventures in the PRC to provide financing and consultancy services to licensed telecommunications operators, i.e., utilizing the commonly-known Chinese-Chinese-Foreign ("CCF") structure. The PRC Government is currently undertaking a review of the CCF structure used by Unicom. It has been reported that Unicom has been instructed by the PRC Government not to use the CCF structure in the future and that the PRC Government is examining and evaluating the existing CCF contracts. It is unclear if, and to what extent, the existing CCF contracts entered into by Unicom will be required to be amended. It is also unclear whether foreign entities involved in the CCF structures will be required to divest themselves of their respective interests in the Chinese-foreign joint venture companies. The evaluation of the CCF structure by the PRC Government may have a material adverse impact on the contracts entered into by Hebei Engineering and by the Company which utilize the CCF structure and may have a material adverse effect on the Company's business, financial condition and results of operations.

     In order to provide a uniform regulatory framework to encourage the orderly development of the PRC telecommunications industry, the PRC authorities are currently preparing a draft Telecommunications Law. Once formulated, the draft law will be submitted to the National People's Congress for review and adoption. It is unclear if and when the Telecommunications Law will be adopted. The nature and the scope of the regulation envisaged by the Telecommunications Law is not fully known but the Company believes that, if adopted, the Telecommunications Law will have a positive effect on the overall development of the telecommunications industry in the PRC. However, the Telecommunications Law, if adopted, may have an adverse effect on the Company's business, financial condition or results of operations.

     The Chinese laws and regulations governing the telecommunications industry may also be changed or applied in a manner which would have a material adverse effect on the business, financial condition and results of operations of the Company.

     Each of the Company's joint ventures, Hebei Equipment and Hebei Engineering, is organized under the laws of the PRC as a Sino-foreign equity joint venture enterprise, a distinct legal entity with limited liability. Such entities are governed by the Law of the PRC on Joint Ventures Using Chinese and Foreign Investments, and implementing regulations related thereto. The parties to an equity joint venture have rights to the financial returns of the joint venture in proportion to the joint venture interests that they hold. The operation of equity joint ventures is subject to an extensive body of law governing such matters as formation registration, capital contribution, capital distributions, accounting, taxation, foreign exchange, labor and liquidation. The transfer or increase of an interest in a Sino-foreign equity joint venture enterprise requires agreement among the parties to the venture and is effective upon approval of relevant government agencies. (See Note 2)

     It has recently come to the Company's attention that certain procedural and technical matters relating to the establishment of Hebei Equipment and its investment in Hebei Engineering were not strictly complied with and are currently being addressed by the Company. If these technical and procedural matters are not resolved in a satisfactory manner, the business, financial conditions and results of operations of the Company may be materially adversely effected.



                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS OF
HEBEI UNITED TELECOMMUNICATIONS EQUIPMENT CO., LTD.


We have audited the accompanying balance sheets of Hebei United Telecommunications Equipment Co., Ltd. as of December 31, 1997 and the related statements of operations, investors' equity and cash flows for the period from April 29, 1997 (commencement of operations) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Hebei United Telecommunications Equipment Co., Ltd. as of December 31, 1997 and the results of its operations and its cash flows for the period from April 29, 1997 (commencement of operations) to December 31, 1997 in conformity with accounting principles generally accepted in the United States of America.



Deloitte Touche Tohmatsu
Beijing, People's Republic of China
June 11, 1998



HEBEI UNITED TELECOMMUNICATIONS EQUIPMENT CO., LTD.
BALANCE SHEET
DECEMBER 31, 1997

                                                              December 31,
                                                             ---------------
                                                                  1997
                                                             ---------------
                                                                  RMB
ASSETS
Current Assets:
        Cash and cash equivalents                                39,500,312
        Other receivables                                         1,102,753
                                                             ---------------
                Total current assets                             40,603,065
Property and equipment, net                                         493,430
Investment in  Joint Venture                                      4,383,750
                                                             ---------------
Total Assets                                                     45,480,245
                                                             ===============
LIABILITIES AND
    INVESTORS' EQUITY
Current Liabilities:
        Amount due to an investor                                30,808,631
        Other payables                                               32,925
                                                             ---------------
          Total current liabilities                              30,841,556
                                                             ---------------
Total Liabilities                                                30,841,556
                                                             ---------------
Commitment and Contingency
Investors' equity:
        Capital contribution                                     24,923,218
        Accumulated deficit                                    (10,284,529)
                                                             ---------------
                Total Investors' equity                          14,638,689
                                                             ---------------
Total Liabilities and Investors' Equity                          45,480,245
                                                             ===============

     See notes to financial statements



HEBEI UNITED TELECOMMUNICATIONS EQUIPMENT CO., LTD.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM APRIL 29, 1997 (COMMENCEMENT OF OPERATIONS)
TO DECEMBER 31, 1997

                                                           April 29, 1997
                                                          (commencement of
                                                            operation) to
                                                          December 31, 1997
                                                          ------------------
                                                                 RMB

General and administrative expenses                               (758,658)
Other (expense) income:
     Operation set up expense                                   (2,000,000)
     Equity in losses of  Joint  Venture                        (8,347,533)
     Exchange loss                                                 (24,680)
     Interest income                                               846,342
                                                          ------------------
Net loss                                                       (10,284,529)
                                                          ==================


See notes to financial statements



HEBEI UNITED TELECOMMUNICATIONS EQUIPMENT CO., LTD.
STATEMENTS OF INVESTORS' EQUITY
AT DECEMBER 31, 1997



                                        Capital         Accumulated
                                      Contribution        Deficit          Total
                                     ---------------   --------------   -------------
                                          RMB               RMB             RMB
Balance, April 29, 1997                    -                 -               -
Capital contribution                     24,923,218          -            24,923,218
Net loss                                   -            (10,284,529)     (10,284,529)
                                     ---------------   --------------   -------------
Balance, December 31, 1997               24,923,218     (10,284,529)      14,638,689
                                     ===============   ==============   =============


See notes to financial statements




HEBEI UNITED TELECOMMUNICATIONS EQUIPMENT CO., LTD.
STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM APRIL 29, 1997 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1997


                                                            April 29.1997
                                                            (commencement
                                                            of operations)
                                                           to December 31,
                                                                 1997
                                                           -----------------
                                                                 RMB

Cash flows from operating activities:
   Net loss                                                    (10,284,529)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
   Depreciation                                                      37,928
   Equity in losses of  Joint Venture                             8,347,533
   Changes in assets and liabilities:
     Other receivables                                          (1,102,753)
     Amount due to an investor                                   30,808,631
     Other payables                                                  32,925
                                                           -----------------
  Net cash provided by operating activities                      27,839,735
                                                           -----------------
Cash flows from investing activities:
   Additions of property and equipment                            (531,358)
                                                           -----------------
  Net cash used in investing activities                           (531,358)
                                                           -----------------
Cash flow from financing activities:
   Capital contribution                                          12,191,935
                                                           -----------------
Net cash provided by financing activities                        12,191,935
                                                           -----------------
Net increase in cash and cash equivalents                        39,500,312
Cash and cash equivalents, beginning of period                       -
                                                           -----------------
Cash and cash equivalents, end of period                         39,500,312
                                                           =================


Non-cash transactions:

During the period ended December 31, 1997, DEVELOPMENT CO. and CATCH contributed their interest in a Joint Venture valued at RMB 12,731,283 into the Company as capital contribution.

See notes to financial statements



HEBEI UNITED TELECOMMUNICATIONS EQUIPMENT CO., LTD.
NOTES TO FINANCIAL STATEMENTS

1.     ORGANIZATION

       The Company was established on April 29, 1997 as a limited liability joint venture company in the People's Republic of China ("PRC"). The period of operation is twenty years. The registered capital of the Company was US$3 million, of which 60.8% (US$ 1.824 million) was contributed by AmTec, Inc. (formerly known as AVIC Group International, Inc.), 9.2% (US$ 276,000) by CATCH Telecommunication Co., Ltd. (the "CATCH") and 30% (US$ 900,000) by Hebei United Telecommunications Development Co., Ltd. (the "DEVELOPMENT CO."). On November 7, 1997, CATCH agreed to transfer its interest in the Company to AmTec, Inc. Subsequent to the transfer (which occurred after December 31, 1997), AmTec, Inc. owns 70% (US$ 2.1 million) and DEVELOPMENT CO. owns 30% (US$900,000) of the Company's registered capital. The Company's major activity to date is an investment in a Chinese joint venture which is mainly engaged in the development and construction of telecommunication systems, and providing related technical consulting and repair services.

2.     BASIS OF PREPARATION OF FINANCIAL STATEMENTS

       The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). This basis of accounting differs from that used in the statutory financial statements of the Company, which are required to be prepared in accordance with the accounting principles and relevant financial regulations as established by the Ministry of Finance of the PRC.

       The principal adjustments made to conform the statutory financial statements of the Company to US GAAP included the following:
         -  Adjustment to write off organization and operation set up expenses.
         -  Adjustment to write off exchange loss.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The principal accounting policies which have been adopted in preparing the financial statements set out in this report, and which conform with accounting principles generally accepted in the United States of America are as follows:

       Cash and cash equivalents - Cash and cash equivalents include cash on hand, demand deposits and highly liquid instruments with a maturity of three months or less at the time of purchase.

       Property and equipment - Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method to write off the cost of property and equipment, net of the estimated residual value of 10% of cost, over their estimated useful lives as follows:

                 Furniture, fixture and  equipment             5 years
                 Motor vehicles                                5 years


       Long lived assets - The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. When such events occur, the Company measures impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss. The impairment loss, if determined, would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

       Investment in Joint Venture - Hebei Equipment owns 51% of Hebei United Telecommunications Engineering Company, Ltd. ("Hebei Engineering"). Hebei Equipment accounts for its investment using equity method of accounting as minority shareholders of Hebei Engineering have substantive participating rights under the joint venture contracts. Under the equity method, the investment is carried at cost of acquisition, plus Hebei Equipment's equity in undistributed earnings or losses since acquisition. Equity in the losses of the unconsolidated subsidiary is recognized according to the Company's percentage ownership in the unconsolidated subsidiary until the Company contributed capital has been fully depleted.

       Income tax - Deferred income taxes are provided for using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities. The tax consequences of those differences are classified as current or non-current based upon the classification of the related assets or liabilities in the financial statements. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of, the deferred tax assets will not be realized.

       Foreign currency translation - The Company's financial statements are prepared using Renminbi as the reporting currency. Foreign currency transactions are translated at the rates ruling on the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated at the rates ruling on the balance sheet date. Exchange gains and losses are reported in the statement of operation.

       Concentration of credit risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments.

       The Company places its temporary cash investments with various financial institutions in the PRC. The Company believes that no significant credit risk exists as these investments are made with high-credit, quality financial institutions.

       Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosures of contingent assets and liabilities in the financial statements and recorded amounts of revenue and expenses during the period . Actual results could differ from these estimates.

       Fair value of financial instruments - The carrying values of cash and cash equivalents, other receivables, other payables, and amount due to an investor approximate fair value because of the short maturity of these instruments.

       Comprehensive Income - In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This statement is effective for financial statements issued for periods beginning after December 15, 1997. Management is evaluating the effect on its financial reporting of the adoption of this statement.

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

       New accounting standard not yet adopted - The Financial Accounting Standards Board has issued a new standard SFAS No. 133 "Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 1999. Management has not yet completed the analysis of the impact this would have on the financial statements of the Company and has not adopted this standard.

4.    OPERATION SET UP EXPENSE

      Amount represents payment to CATCH for services provided in connection with the formation of the Company.

5.    INCOME TAX

      The statutory income tax rate of the Company is 33%. There is no provision for the income taxes during the period from April 29, 1997 (commencement of operation) to December 31, 1997 as the Company incurred losses during the relevant periods. Deferred tax assets of RMB639,209 existed as at the end of 1997, arising from a temporary difference. A valuation allowance has been fully provided against the deferred tax assets since it is considered more likely than not that all of the deferred assets will not be realized.

      Deferred tax assets are composed of the following:
                                                             December 31,
                                                             --------------
                                                                 1997
                                                            ---------------
                                                                 RMB

         Operation set up expense                                  660,000
         Organization expenses                                     (60,980)
         Exchange gain/loss                                          8,144
         Other deferred assets written off                          32,045
         Valuation allowance                                      (639,209)
                                                            ---------------
                                                                      -
                                                            ===============

6.      PROPERTY AND EQUIPMENT

       Property and equipment consists of the following:
                                                             December 31,
                                                             --------------
                                                                 1997
                                                            ---------------
                                                                 RMB

         At cost:
         Furniture, fixtures and equipment                         233,958
         Motor vehicles                                            297,400
                                                            ---------------
                                                                   531,358
         Less: Accumulated depreciation                             37,928
                                                            ---------------
                                                                   493,430
                                                            ===============

     All assets are located in the PRC.

7.     INVESTMENT IN A JOINT VENTURE

     Hebei Equipment holds a 51% interest in Hebei Engineering, which is developing GSM networks in the ten largest cities in Hebei Province, PRC. Nippon Telegraph and Telephone International, Inc. ("NTT") and Itochu Corporation hold the remaining 49% interest in Hebei
     Engineering.

     Hebei Equipment's investment in the joint venture were accounted for by the equity method of accounting because minority shareholders of Hebei Engineering have substantive participating rights under the provision of the Joint Venture contracts.(See Note 3)

                                                         December 31,
                                                         --------------
                                                             1997
                                                         --------------
                                                              RMB

         Cost                                               12,731,283

         Less: Share of losses                              (8,347,533)
                                                         ---------------
                                                             4,383,750
                                                         ==============

      Hebei Engineering is a Sino-foreign equity joint venture established on January 31, 1996 in the PRC. The period of operation is twenty-five years. The registered capital of the Company is US$ 3 million. The Company is mainly engaged in the development and construction of telecommunication systems, and providing related technical consulting services.


      The summarized balance sheet of Hebei Engineering as of December 31, 1997 and its summarized statement of operations for the year ended December 31, 1997 are as follows:

      Balance Sheet
                                                       December 31,
                                                           1997
                                                      ---------------
                                                           RMB
      ASSETS
      Current Assets                                      30,233,253
      Other assets                                         5,840,362
      Investment in GSM networks                         235,635,325
                                                      ---------------
      Total Assets                                       271,708,940
                                                      ===============
      LIABILITIES AND INVESTORS'  EQUITY
      Current liabilities                                 85,938,393
      Long-term Liabilities:                             177,052,277
                                                      ---------------
      Total Liabilities                                  262,990,670
                                                      ---------------
      Investors' equity                                    8,718,270
                                                      ---------------
      Total Liabilities and Investors' Equity            271,708,940
                                                      ===============
      Statement of operations

                                                        Year ended
                                                       December 31,
                                                           1997
                                                      ---------------
                                                           RMB

      Net revenue from GSM networks                       1,706,499
      Total expenses                                    (20,348,240)
                                                      ---------------
      Net loss from operations                          (18,641,741)
      Total other income, net                             2,274,029
                                                      ---------------
      Net loss                                          (16,367,712)
                                                      ===============

8.    AMOUNT DUE TO AN INVESTOR

      Amount represents funds advanced to Hebei Equipment by AmTec, Inc. These amounts are payable on demand and bear no interest.

9.    CAPITAL CONTRIBUTION

                                                December 31, 1997
                                        ----------------------------------
                                           Ownership            RMB
      Capital contributed by:

      DEVELOPMENT CO.                               30%          7,480,150
      AmTec Inc.                                    70%         17,443,068
                                        ---------------   ----------------
                                                   100%         24,923,218
                                        ===============   ================

10.    COMMITMENTS

       The Company leases certain buildings under operating leases, which expire through March 1999. Rental expense under operating leases was RMB 62,580 in 1997.

       The aggregate annual minimum operating lease commitments under all non-cancellable leases at December 31, 1997 is as follows:

                                                        December 31,
                                                       ---------------
                                                            1997
                                                       ---------------
                                                            RMB

         1998                                                 100,100
         1999                                                  16,700
                                                       ---------------
                                                              116,800
                                                       ===============

11.    RETIREMENT BENEFITS

       The Company's retired employees are entitled to a retirement pension calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to these retired employees. The Company is required to make contributions to the state retirement plan at rates ranging from 18% to 20% of the adjusted monthly basic salaries of the current employees. The expense of such arrangements to the Company was insignificant for the period presented. The Company is not obligated under any other post-retirement plans and post-employment benefits are not material.





                        INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS OF
HEBEI UNITED TELECOMMUNICATIONS ENGINEERING CO., LTD.


We have audited the accompanying balance sheets of Hebei United Telecommunications Engineering Co., Ltd. as of December 31, 1997 and 1996 and the related statements of operations, investors' equity and cash flows for the years ended December 31, 1997 and the period from January 31, 1996 (commencement of operations) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Hebei United Telecommunications Engineering Co., Ltd. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the year ended December 31, 1997 and the period from January 31, 1996 (commencement of operations) to December 31, 1996 in conformity with accounting principles generally accepted in the United States of America.



Deloitte Touche Tohmatsu
Beijing, People's Republic of China
June 11, 1998



HEBEI UNITED TELECOMMUNICATIONS ENGINEERING CO., LTD.
BALANCE SHEETS
DECEMBER 31, 1996 AND 1997

                                                       December 31
                                              ------------------------------
                                                  1997             1996
                                              -------------    -------------
                                                   RMB             RMB
ASSETS

Current Assets:
        Cash and cash equivalents               29,278,905       33,383,491
        Short-term investment                      -                270,300
        Other receivables                          954,348           84,694
                                              -------------    -------------
                Total current assets            30,233,253       33,738,485

Property and equipment, net                      5,783,117        3,037,067

Deferred assets                                     57,245           48,744

Investment in GSM networks                     235,635,325      183,373,618
                                              -------------    -------------

Total Assets                                   271,708,940      220,197,914
                                              =============    =============


LIABILITIES AND INVESTORS' EQUITY

Current Liabilities:
        Amount due to investors                    997,597          -
        Other payables                          84,888,076        9,808,654
        Accrued expenses                            52,720           24,560
                                              -------------    -------------
          Total current liabilities             85,938,393        9,833,214
                                              -------------    -------------

Long-term Liabilities:
        Long-term loans                        165,816,800       99,578,400
        Other payables                          11,235,477       85,700,318
                                              -------------    -------------
                                               177,052,277      185,278,718
                                              -------------    -------------

Total Liabilities                              262,990,670      195,111,932
                                              -------------    -------------

Commitment and Contingency

Investors' equity:
        Capital contribution                    24,963,300       24,963,300
        Capital reserve                             (4,800)          (4,800)
        (Accumulated deficit) retained
        earnings                               (16,240,230)         127,482
                                              -------------    -------------
                Total investors' equity          8,718,270       25,085,982
                                              -------------    -------------

Total Liabilities and Investors' Equity        271,708,940      220,197,914
                                              =============    =============

See notes to financial statements



HEBEI UNITED TELECOMMUNICATIONS ENGINEERING CO., LTD.
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE PERIOD FROM JANUARY 31, 1996 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1996


                                                              January 31,
                                                                 1996
                                            Year ended       (commencement
                                           December 31,     of operations)
                                               1997           to December
                                                               31, 1996
                                           --------------   ----------------
                                                RMB               RMB

Net revenue from GSM networks                  1,706,499           -
                                           --------------   ----------------

Expenses:
    General and administrative expenses      (2,222,446)        (1,340,568)
    Amortization of GSM networks            (18,125,794)               -
                                           --------------   ----------------
Total expenses                              (20,348,240)        (1,340,568)
                                           --------------   ----------------

Net loss from operations                    (18,641,741)        (1,340,568)
                                           --------------   ----------------

Other income (expense) :
    Rental income, net                           736,965            352,724
    Other income, net                            250,000           -
    Interest income                            1,328,727          1,277,390
    Exchange loss                                (41,663)          (162,064)
                                           --------------   ----------------
Total other income (expense)                   2,274,029          1,468,050
                                           --------------   ----------------

Net (loss)  income                          (16,367,712)            127,482
                                           ==============   ================


See notes to financial statements




HEBEI UNITED TELECOMMUNICATIONS ENGINEERING CO., LTD.
STATEMENTS OF INVESTORS' EQUITY
AT DECEMBER 31, 1996 AND 1997

                                                               (Accumulated
                                    Capital       Capital        deficit)
                                  contribution    reserve        retained         Total
                                                                 earnings
                                  ------------- ------------- --------------- ---------------
                                      RMB           RMB            RMB             RMB

Balance, January 31, 1996              -             -              -               -

Capital contribution                24,963,300       -              -             24,963,300
Exchange difference on capital
contribution                           -             (4,800)        -                 (4,800)
Net income                             -             -               127,482         127,482
                                  ------------- ------------- --------------- ---------------

Balance, December 31, 1996          24,963,300       (4,800)         127,482      25,085,982

Net loss                               -             -           (16,367,712)    (16,367,712)
                                  ------------- ------------- --------------- ---------------
Balance, December 31, 1997          24,963,300       (4,800)     (16,240,230)      8,718,270
                                  ============= ============= =============== ===============


See notes to financial statements



HEBEI UNITED TELECOMMUNICATIONS ENGINEERING CO., LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE PERIOD FROM JANUARY 31, 1996 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1996

                                                                             January 31,
                                                                            1996(commencement
                                                              Year ended          of
                                                             December 31,    operations)
                                                                 1997        to December
                                                                               31, 1996
                                                             -------------- ---------------
                                                                  RMB            RMB

Cash flows from operating activities:
   Net (loss) income                                           (16,367,712)        127,482
   Adjustments to reconcile net (loss)
     income to net cash provided by
     operating activities:
   Loss on disposals of equipment                                    9,407        -
   Depreciation                                                    358,278         119,003
   Amortization of investment in GSM networks                   18,125,794        -
   Changes in assets and liabilities:
     Other receivables                                            (869,654)        (84,694)
     Other payables                                                369,218         324,892
     Accrued expenses                                               28,160          24,560
                                                             -------------- ---------------
Net cash provided by operating activities                        1,653,491         511,243
                                                             -------------- ---------------

Cash flows from investing activities:
   Short-term investment                                           270,300        (270,300)
   Additions of property and equipment                          (3,113,736)     (3,156,070)
   Increase in deferred assets                                      (8,500)        (48,744)
   Investment in GSM networks                                  (69,144,541)    (88,189,538)
                                                             -------------- ---------------
Net cash used in investing activities                          (71,996,477)    (91,664,652)
                                                             -------------- ---------------

Cash flow from financing activities:
   Proceeds from loans                                          66,238,400     161,997,650
   Repayment of loans                                              -           (62,419,250)
   Capital contribution                                            -            24,958,500
                                                             -------------- ---------------
Net cash provided by financing activities                       66,238,400     124,536,900
                                                             -------------- ---------------

(Decrease) increase in cash and cash equivalents                (4,104,586)     33,383,491

Cash and cash equivalents, beginning of period                  33,383,491        -
                                                             -------------- ---------------

Cash and cash equivalents, end of period                        29,278,905      33,383,491
                                                             ============== ===============

Supplemental disclosures of cash flow information:
   Interest paid                                                 8,144,426        -
                                                             ============== ===============

See notes to financial statements



HEBEI UNITED TELECOMMUNICATIONS ENGINEERING CO., LTD.
NOTES TO FINANCIAL STATEMENTS


1.     GENERAL

       The Company was established on January 31, 1996 as a limited liability joint venture company in the People's Republic of China ("PRC"). The period of operation is twenty-five years. The registered capital of the Company is US$3 million, of which 51% (US$1.53 million) was contributed by Hebei United Telecommunications Equipment Co., Ltd.("EQUIPMENT CO."), and 49% (US$ 1.47 million) by NTT International, Inc. ("NTT"). On October 18, 1996, NTT agreed to transfer 19.6% of the capital in the Company to Itochu Corporation ("ITOCHU") with effect from December 27, 1996. Subsequent to the transfer, EQUIPMENT CO. owns 51% (US$1.53 million), NTT owns 29.4% (US$882,000) and ITOCHU owns 19.6% (US$588,000) of the Company's registered capital. The Company is mainly engaged in developing and assisting in construction of telecommunication systems, and providing related technical consulting services. Hebei Engineering was considered a developmental stage entity at December 31, 1996. Hebei Engineering is no longer a development stage entity.

       Hebei Engineering has invested approximately RMB 253 million in the construction of GSM telecommunications networks (the "GSM networks") in Hebei Province of the PRC. The GSM networks are being built pursuant to a 15-year Project Cooperation Contract with China United Communications Company ("UNICOM"), the operator of the GSM Networks. Terms of the contract include the following:

       Initially, UNICOM will own 30% of the assets while Hebei Engineering will own 70% of the assets. Both parties agree to distribute the profit according to the "Distributable Cash Flow" (as defined) with 22% going to UNICOM and 78% going to Hebei Engineering. Each year, Hebei Engineering will transfer ownership of assets to UNICOM equal in value to the Distributable Cash Flow received up to 60% of the assets. The maximum amount of assets transferred will not exceed 90% of the assets until termination of the Project Cooperation Contract.. Upon the termination of the contract the remaining 10% of the network assets shall be assigned to UNICOM without any further consideration. Hebei Engineering will continue to receive 78% of the Distributable Cash Flow after transfer of all the assets for the remainder of the 15-year period.

       Under PRC law, foreign investment enterprises, such as Hebei Engineering, are not permitted to own or operate telecommunications networks. Substantially all of the Hebei Engineering's revenues are derived from contractual arrangements for the sharing of cash flow from network operations rather than from ownership or operation of the networks. Hebei Engineering has recorded its investment (GSM Construction Costs) as a right to receive future cash flow at cost and is amortizing it over the remaining life of the project. Income from the GSM networks is recognized at the time when Hebei Engineering can estimate or calculate the portion of its Distributable Cash Flow from the network. UNICOM commenced operation of the GSM networks in February 1997.

2.     BASIS OF PREPARATION OF FINANCIAL STATEMENTS

       The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). This basis of accounting differs from that used in the statutory financial statements of the Company, which are required to be prepared in accordance with the accounting principles and relevant financial regulations as established by the Ministry of Finance of the PRC.

       The principal adjustments made to conform the statutory financial statements of the Company to US GAAP mainly included the following:

       -  Adjustment to write off organization expenses.
       -  Adjustment to write off exchange loss.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The principal accounting policies which have been adopted in preparing the financial statements set out in this report, and which conform with accounting principles generally accepted in the United States of America are as follows:

       Cash and cash equivalents - Cash and cash equivalents include cash on hand, demand deposits and highly liquid instruments with a maturity of three months or less at the time of purchase.

       Property and equipment - Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method to write off the cost of property and equipment, net of the estimated residual value of 10% of cost, over their estimated useful lives as follows:

       Land and buildings                                            20 years
       Furniture, fixtures and equipment                              5 years
       Motor vehicles                                                 5 years

       Long lived assets - The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. When such events occur, the Company measures impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss. The impairment loss, if determined, would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

       Investment in GSM networks - Investment in GSM networks is stated at cost less accumulated amortization. The investment in GSM networks is amortized on a straight-line basis over the remaining life of the Project Cooperation Contract between the Company and UNICOM.

       Capitalization of borrowing costs - Borrowing costs directly attributable to the acquisition, construction or production of qualifying assets, i.e. assets that necessarily take a substantial period of time to get ready for their intended use or sale, are capitalized as part of the cost of those assets. Capitalization of such borrowing costs ceases when the assets are substantially ready for their intended use or sale. Interest capitalized at December 31, 1997 was RMB8,144,426.

       Revenue recognition - Revenue related to the GSM networks is recognized at the time when the Company can estimate or calculate the portion of its distributable cash flow from the network.

       Income tax - Deferred income taxes are provided for using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities. The tax consequences of those differences are classified as current or non-current based upon the classification of the related assets or liabilities in the financial statements. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of, the deferred tax assets will not be realized.

       Foreign currency translation - The Company's financial statements are prepared using Renminbi as the reporting currency. Foreign currency transactions are translated at the rates ruling on the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated at the rates ruling on the balance sheet date. Exchange gains and losses are taken to the statement of operations.

       Fair value of financial instruments - The carrying values of cash and cash equivalents, short-term investments, accounts receivable, other receivables, other payables, and amount due to investors approximate fair value because of the short maturity of these instruments.

       Concentration of credit risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivable.

       The Company places its temporary cash investments with various financial institutions in the PRC. The Company believes that no significant credit risk exists as these investments are made with high-credit, quality financial institutions.

       Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosures of contingent assets and liabilities in the financial statements and recorded amounts of revenue and expenses during the period. Actual results could differ from these estimates.

       Comprehensive Income - In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This statement is effective for financial statements issued for periods beginning after December 15, 1997. Management is evaluating the effect on its financial reporting of the adoption of this statement.

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

4.    INCOME TAX

      The statutory income tax rate of the Company is 33%. There is no provision for income taxes during the year ended December 31, 1997 and the period from January 31, 1996 (commencement of operations) to December 31, 1996 as the Company did not have any assessable income for the relevant periods.

      No provision for deferred taxation has been made in the financial statements for the period from January 31, 1996 (commencement of operations) to December 31, 1996 as no significant temporary differences arose during period and no significant deferred tax assets and liabilities existed at the relevant balance sheet date.

      Deferred tax assets of RMB5,359,276 existed as at the end of 1997 arising from temporary differences. A valuation allowance has been established for the full amount of the deferred tax assets since it is considered more likely than not that all of the deferred assets will not be realized.

      Deferred tax assets are composed of the following:

                                                           December 31,
                                                           --------------
                                                               1997
                                                          ---------------
                                                               RMB

         Amortization of GSM networks                          5,981,512
         Exchange gain/loss                                       67,230
         Organization expenses                                  (126,321)
         GSM networks revenue                                   (563,145)
         Valuation allowance                                  (5,359,276)
                                                          ---------------
                                                                -
                                                          ===============

5.      SHORT-TERM INVESTMENT

      The short-term investment of RMB 270,300 at December 31, 1996 represents an investment in negotiable Chinese Government bonds which approximates market value.

6.      PROPERTY AND EQUIPMENT


       Property and equipment consist of the following:
                                                                  December 31,
                                                          ------------------------------
                                                              1997             1996
                                                          --------------    ------------
                                                               RMB              RMB

         At cost:
         Land and buildings                                   4,629,909       1,626,952
         Furniture, fixtures and equipment                      656,751         602,180
         Motor vehicles                                         973,738         926,938
                                                          --------------    ------------
                                                              6,260,398       3,156,070
         Less: accumulated depreciation                        (477,281)       (119,003)
                                                          --------------    ------------
                                                              5,783,117       3,037,067
                                                          ==============    ============

       All assets are located in the PRC.


7.     INVESTMENT IN GSM NETWORKS

                                                                December 31,
                                                         ----------------------------
                                                            1997           1996
                                                        -------------   -------------
                                                            RMB             RMB
         Cost of investment                               253,761,119     183,373,618

         Less:  accumulated amortization                  (18,125,794)        -
                                                        -------------   -------------
                                                          235,635,325     183,373,618
                                                        =============   =============

      The investment represents the investment in a GSM telecommunication networks in Hebei Province, PRC. The GSM networks were built pursuant to a 15-year agreement with UNICOM commencing in February, 1996. UNICOM commenced operation of the GSM networks in February 1997. The investment is being amortized on a straight-line basis over the remaining 13-year life of the agreement commencing from the operation of the networks.

8.    RELATED PARTY TRANSACTIONS

                                                   December 31,
                                            ----------------------------
      Company Name                             1997            1996
      ------------------------------        ------------  -------------
                                                RMB            RMB

      Amount due to NTT                         729,014         -
      Amount due to ITOCHU                      268,583         -
                                            ------------   -------------
                  Total                         997,597         -
                                            ============   =============

       Guarantee fees paid and payable to NTT and ITOCHU are as follows:


                                                              January 31,
                                                                 1996
                                             Year ended      (commencement
      Company Name                              1997       of operations) to
                                                             December 31,
                                                                 1996
      ------------------------------         ------------   --------------
                                                 RMB             RMB

      Amount paid and payable to
      NTT                                      2,167,260          -
      Amount paid and payable to
      ITOCHU                                     467,482          -
                                             ------------   --------------
                  Total                        2,634,742          -
                                             ============   ==============

9.     OTHER PAYABLES

       The Company has acquired a digital microwave system and a GSM mobile phone system under deferred payment terms with the final installments payable in 2001 and 1998, respectively. The liabilities are guaranteed by NTT and are payable as follows:

                                                    December 31,
                                             ----------------------------
                                                1997            1996
                                             ------------   -------------
                                                 RMB            RMB
    Liabilities payable:
      1997                                             -       3,753,482
      1998                                    73,619,849      74,439,872
      1999                                     3,745,159       3,753,482
      2000                                     3,745,159       3,753,482
      2001                                     3,745,159       3,753,482
                                             ------------   -------------
                                              84,855,326      89,453,800
    Less:  Liabilities  due within one
    year (included in other payables)         73,619,849       3,753,482
                                             ------------   -------------

    Long-term payables                        11,235,477      85,700,318
                                             ============   =============

10. LONG-TERM LOANS

    Scheduled repayments for the long-term loans are as follows:
                                                   December 31,
                                           ------------------------------
                                               1997             1996
                                           --------------    ------------
                                                RMB              RMB
    Liabilities payable:
      1999                                    33,163,360      33,192,800
      2000                                    66,326,720      66,385,600
      2001                                    66,326,720          -
                                           --------------    ------------
                                             165,816,800      99,578,400
    Less:  Liabilities due within
    one year                                     -                -
                                           --------------    ------------
                                             165,816,800      99,578,400
                                           ==============    ============

      On August 5, 1996, the Company was granted a long-term loan facility of US$ 20,000,000 by the Bank of Tokyo-Mitsubishi, Ltd. Beijing Branch at an annual interest rate of 6.82%. Interest is payable on the outstanding balance six months after the date of the agreement, every six months thereafter, and at maturity.

      All the obligations of the Company under the above agreements are guaranteed 60% by NTT and 40% by Itochu.

11.   CAPITAL CONTRIBUTION

                                        December 31, 1997 and 1996
                                 ------------------------------------------
                                    Ownership                  RMB
                                 -----------------     --------------------
     Capital contributed by:

     EQUIPMENT CO.                         51.00%               12,731,283
     NTT                                   29.40%                7,339,210
     Itochu                                19.60%                4,892,807
                                 -----------------     --------------------
                                             100%               24,963,300
                                 =================     ====================

12.   COMMITMENTS

      The Company leases certain buildings under operating leases, which expire through March 1999. Rental expense under these operating leases was RMB 319,200 and RMB 267,250 in 1997 and the period from January 31, 1996 (commencement of operations) to December 31,1996 respectively.

      The aggregate annual minimum operating lease commitments under all non-cancellable leases at December 31, 1997 are as follows:

                                                     December 31
                                                    ---------------
                                                         1997
                                                    ---------------
                                                         RMB

        1998                                               319,200
        1999                                                79,800
                                                    ---------------
                                                           399,000
                                                    ===============


      The Company has entered into a Project Cooperation Agreement with UNICOM relating to the construction of a telecommunication network in Hebei Province, PRC. The total estimated investment under the terms of this agreement is RMB320 million for the first phase and RMB254 million has been incurred up to December 31, 1997. The term of this agreement is fifteen years.

13.   EMPLOYEE RETIREMENT BENEFITS AND POST-RETIREMENT BENEFIT

      The Company's retired employees are entitled to a retirement pension calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to these retired employees. The Company is required to make contributions to the state retirement plan at rates ranging from 18% to 20% of the adjusted monthly basic salaries of the current employees. The expense of such arrangements to the Company was immaterial in all the periods presented. The Company is not obligated under any other post-retirement plans and post-employment benefits are not material.