Form 10-K
period 1999-03-31
AMTEC INC
filed 1999-07-14
CIK 912890

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED MARCH 31, 1999.
                                     or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM _________ TO _________.

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

         599 Lexington Avenue, 44th Floor, New York, New York 10022
        ------------------------------------------------------------
        (Address of principal executive offices, including zip code)

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The issuer's revenues for the fiscal year ended March 31, 1999 were zero.

The number of shares outstanding of the registrant's common stock as of June 25, 1999 was 32,015,468 shares. The aggregate market value of the common stock (14,946,981) shares held by non-affiliates, based on the closing price ($1.1250) of the common stock as of June 25, 1999 was approximately $16.8 million.


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


                                   PART I

ITEM 1. BUSINESS

       AmTec, Inc. ("AmTec" or "the Company") is a company that provides value-added telecommunications services to and from the Far East and has telecommunications investments in the People's Republic of China (the "PRC" or "China"). The Company initially focused its business on China because of that country's large and rapidly growing need for telecommunications services, requirement for foreign capital and technology to meet that need, and the opportunity to obtain cash flow sharing and technical services agreements with operators who hold exclusive or semi-exclusive communications licenses. In its first three years, the Company's joint venture operations have launched six cellular telephone networks with 38,000 subscribers in the northeastern province of Hebei, which has a population of approximately 65 million people. The Company is using its presence in China to expand to other telecom services and other Far East markets. It has formed a joint venture with Fusion Telecommunictions International to provide telecom services, both voice and data, to and from Asia; has invested in IXS.NET, Inc. to provide fax services over the Internet, prepaid credit cards and other Internet Protocol ("IP") based services; and is expanding its joint venture in China to provide IP fax, voice and other services which can be transmitted over digital telephone lines or the Internet. Developing existing network interests in China and expanding interests or joint ventures in communications networks in the Far East are key components of the Company's future business strategy.

CHINA TELECOMMUNICATIONS MARKET

       Through the Company's interest in cellular telephone networks in Hebei Province and relationships that the Company has developed with key policy makers and decision makers in Chinese governmental agencies, AmTec has focused its business to capitalize on the growth of the Chinese telecommunications market, which is among the world's largest, fastest growing, and most under-serviced telecommunications markets. Due to the importance of a well-developed communications infrastructure to China's continuing economic development, the PRC government has targeted communications network development as a high priority in the country's economic reform program. It is expected that before the year 2000, China will surpass the United States as both the largest cellular telephone and cable television markets in the world, measured by number of users.

       Since the establishment of China United Telecommunications, Incorporated ("UNICOM") in 1994, China has had only two licensed competitors for cellular, fixed wire and long-distance telephony. The cable television market in China is a monopoly run by the Ministry of Information Industry, which also regulates telecommunications in China. The Internet is established in China and there are a large number of Internet service providers licensed and operating in China. However, the quality of their service is slow and while the industry is growing rapidly, it is still in an early stage of development. While other communications markets in China have experienced greater competition, most notably paging and value-added services, communications licenses have generally been limited to a small number of competitors relative to markets in the United States. The Company believes that both the overall market size and the environment of limited competition are attractive aspects of the Chinese communications market.

       Although Chinese regulations currently prohibit direct foreign ownership or operation of communications networks, the regulatory environment has shown recent indications of continuing a policy of partial deregulation. And while there can be no assurance that this policy of partial deregulation will continue, the Company believes that it is well-positioned to benefit from deregulation permitting direct foreign ownership and operation of communications networks, if such deregulation were to occur in the future. Similarly, the Company's announced IP Fax and Internet telephony businesses are positioned to benefit from deregulation throughout the Far East.

JOINT VENTURES IN CHINA

       AmTec holds a 70% interest in Hebei United Telecommunications Equipment Company Limited ("Hebei Equipment"), a joint venture with a wholly-owned subsidiary of the Electronics Industry Department of Hebei Province. Hebei Equipment, in turn, holds a 51% interest in Hebei United Telecommunications Engineering Company Limited ("Hebei Engineering"), a joint venture with NTT International ("NTTI") and Itochu Corp. The Company's investments in Hebei Equipment and Hebei Engineering are accounted for under the equity method. Hebei Equipment and Hebei Engineering are both organized as Sino-foreign equity joint ventures ("SFJVs")under the laws of China and are headquartered in Shijiazhuang, the capital of Hebei Province.

CELLULAR TELEPHONE NETWORKS

       Currently, legal restrictions in China prohibit foreign participation in the operation and ownership of communications networks. Therefore, the Company has established majority ownership in joint ventures with Chinese and other partners to provide financing, network construction and operational consulting services to licensed Chinese network operators.

       Hebei Engineering, entered into an agreement (the "UNICOM Agreement") on February 9, 1996 with UNICOM to (i) finance and assist UNICOM in the construction of cellular networks (the "GSM Networks" or "GSM Project") in the ten largest cities in Hebei Province and (ii) provide consulting and management support services to UNICOM in its operation of the GSM Networks in the 10 largest cities of Hebei Province. This GSM Project will have a capacity of up to 70,000 subscribers. The first of these networks commenced operations in February 1997. Hebei Engineering has been and continues to be entitled to 78% of the distributable cash flow (defined as activation charges plus depreciation plus net income) from the GSM Networks for a 15-year period commencing February 9, 1996.

       The construction and operational plan for the GSM Networks consists of a "roll-out" across Hebei Province on a city-by-city basis. As of June 20, 1999 six cities, were providing commercial service, with approximately 38,000 subscribers; construction in one additional city was substantially completed, with a commercial launch date scheduled during 1999.

       As of March 31, 1999, construction of the GSM Networks had been financed by Hebei Engineering with $3 million of equity capital, approximately $11 million of vendor financing guaranteed by NTTI, and a $20 million Term Loan facility from Bank of Tokyo Mitsubishi also guaranteed by NTTI and Itochu. Of the $3 million of equity raised by Hebei Engineering, $1.17 million was contributed by AmTec through its interest in Hebei Equipment.

       Realization of the Company's investment in its SFJVs is dependent upon UNICOM's operation of the GSM Networks and the payback of outstanding loans by Hebei Engineering, among other factors. The implementation of the GSM Networks involves systems design, site procurement, construction, electronics installation, initial systems optimization and receipt of necessary permits and business licenses prior to commencing commercial service. Each stage can involve various risks and contingencies, the outcome of which cannot be predicted with a high degree of assurance as interconnection of the GSM Networks with the public switched telephone network is sometimes difficult and time consuming, and the successful completion of all planned sites of the GSM Networks will be dependent, to a significant degree, upon the ability of the parties to lease or acquire sites for the location of their base station equipment. While no difficulties have been encountered to date in procuring such sites, future site acquisition cannot be assured.

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

       China Telecom has a dominant market share in all sectors of telecommunications in China, and already has established a fixed-wire network in the country. Formerly the MPT regulated and licensed all telecommunications networks in China, including network access, and the ability to make important regulatory decisions with respect to China Telecom's competitors. Although the MPT has been abolished and succeeded by the Ministry of Information Industry ("MII"), there can be no assurance that the new regulatory structure for telecommunications operations in China (i) will be more favorable to UNICOM or the Company or (ii) will not be adverse to UNICOM's operations in Hebei. In addition, new competitors may enter the market, including Code Division Multiple Access ("CDMA") cellular service which has been offered by the People's Liberation Army and China Telecom through their joint venture, Great Wall Communications Group ("Great Wall"). It is now reported that UNICOM may be licensed to provide CDMA service some time in the future.

       At present there are four small commercial CDMA cellular trial networks being tested by Great Wall in China. None of these commercial trial networks are in Hebei, but there can be no assurances in the future that Great Wall will not enter the Hebei market.

CONSTRUCTION AND OPERATION OF TELECOMMUNICATIONS NETWORKS

       The telecommunications networks in the PRC which the Company's joint ventures are currently engaged in developing may experience difficulties and delays relating to the construction and operation of such telecommunications networks. While UNICOM has successfully commenced commercial operation in six cities in Hebei, and has substantially completed network construction in an additional city in Hebei, there can be no assurance that this additional network will be completed and that commercial operations in the seventh city will commence. Currently, Hebei Engineering has no reason to believe that this additional network will not commence commercial operations.

ADDITIONAL FUNDING OF JOINT VENTURE PROJECTS

       At present, all network construction for a 40,000 subscriber capacity network in seven cities in Hebei has been funded. Expansion of network capacity from 40,000 subscribers to 70,000 subscribers will require additional capital. Since the UNICOM Agreement contains no specified deadline for expansion of the GSM Network to 70,000 subscribers, these future capital requirements for the GSM Network will depend largely on the market acceptance of the UNICOM GSM Network cellular service, among other factors. The Company has no mandatory capital requirements to increase the capacity from 40,000 to 70,000 subscribers. It is anticipated that debt or equity contributions made by the Company and/or its partners to the joint ventures, as well as potential investment from third parties, will be used to increase the capacity of the GSM Network as required beyond 70,000 subscribers. (See LEGAL AND REGULATORY RISKS)

LEGAL & REGULATORY RISKS

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

       The current PRC regulations prohibit foreign investors and foreign invested enterprises from operating or participating in the operation of telecommunications networks in China. The relevant PRC laws and regulations do not define what constitutes foreign operations or participation in operations, and it is not clear what rights or actions would violate such laws and regulations. Based on advice of its Chinese legal counsel,the Company has structured its investments in China by establishing Chinese-foreign joint ventures in the PRC to provide financing and consultancy services to licensed telecommunications operators, i.e., utilizing the commonly-known Chinese-Chinese-Foreign ("CCF") structure. The PRC Government is currently undertaking a review of the CCF structure used by Unicom. It has been reported that Unicom has been instructed by the PRC Government not to use the CCF structure in the future and that the PRC Government is examining and evaluating the existing CCF contracts. It is unclear if, and to what extent, the existing CCF contracts entered into by Unicom will be required to be amended. It is also unclear whether foreign entities involved in the CCF structures will be required to divest themselves of all or part of their respective interests in the Chinese-foreign joint venture companies. The evaluation of the CCF structure by the PRC Government may have a material adverse impact on the contracts entered into by Hebei Engineering and by the Company which utilize the CCF structure and may have a material adverse effect on the Company's business, financial condition and results of operations.

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

       During the Spring of 1999, the PRC started negotiating accession to the World Trade Organization ("WTO"). While there is no assurance that China will join the World Trade Organization, all parties have publicly expressed the intention of attempting to negotiate an agreement to be concluded before the WTO ministerial in December 1999. And, the PRC has confirmed that its proposed concessions to gain admission that were published in the press were accurate. If the PRC were to join the WTO, the Telecommunication Protocol of the WTO Agreement assures certain national treatment of foreign investors in the telecommunications sector, including minimum direct ownership percentages in licensed telecommunication operators.

       The PRC's pending application to the WTO, the evaluation of the CCF structure by the government, the draft Telecommunications Law, which may be substantially affected by a PRC agreement to join the WTO, plus the procedural issues relating to the establishment of Hebei Equipment and its investment in Hebei Engineering, create uncertainty. Resolution of these matters may materially adversely affect the Company's current or future investments in China and its provision of telecommunication services to China. The Company believes that most, if not all, foreign telecommunications investors in the CCF structure face similar uncertainties at this time, and are awaiting resolution of these questions.

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

OTHER CONTRACTS AND PROJECTS

       In addition to the GSM network projects mentioned above, the Company has entered into other agreements with Hebei Province to develop and finance telecommunications projects designated for foreign investment. (See SUBSEQUENT EVENTS)

UIH TRANSACTION

       On December 23, 1998, AmTec signed an agreement to acquire 100% of the common stock of UIH Hunan from UIH China Holdings, a subsidiary of UIH Asia/Pacific Communications, Inc., a subsidiary of United International Holdings (doing business as UnitedGlobalCom) for consideration of $12 million, which shall consist of shares of Series F Preferred Stock convertible into Common Stock at a price equal to the average closing price of Common Stock during the ten trading days ending three days prior to the closing of the United International Holdings transaction.

       UIH Hunan holds a 49% interest in HITC, a joint venture in Hunan Province (population 64 million) with a wholly-owned subsidiary of the Hunan Broadcasting and Television Bureau, the provincial monopoly operator of cable television in Hunan. HITC holds revenue sharing agreements with the Hunan Broadcasting and Television Bureau in connection with a microwave network that is currently transmitting four television channels to 255,000 cable television subscribers in seven cities in Hunan. Revenue sharing payments made by the Hunan Broadcasting and Television Bureau to HITC are based on the number of channels transmitted, the number of subscribers reached and the level of advertising revenues generated.

       The consummation of this transaction with UIH China Holdings is subject to various conditions, including receipt of necessary governmental approvals and other customary closing conditions. In addition, under the American Stock Exchange guidelines the Company will be required to obtain shareholder approval for the number of Common Stock related to this issuance that is in excess of 19.9% of the Common Stock outstanding on the date of issuance. Once all of the conditions in China necessary for the consummation of the transaction are completed, the Company's shareholders will be asked to approve the necessary increase in the shares to be issued to UIH Asia/Pacific Communications. At present, UIH is working to complete the pre-closing conditions in China, including necessary governmental approvals. The successful completion of this merger is subject to final due diligence and shareholder approval, among other conditions.

GLOBAL TELESYSTEMS TRANSACTION.

       On August 26, 1998, AmTec signed an agreement to acquire a 75% interest in Shanghai V-Tech Telecom from SFMT-China for consideration of 5,925,357 Shares, valued by AmTec and SFMT-China at $1.35 per Share. SFMT-China is a subsidiary of Global TeleSystems, Inc. ("GTS").

       Shanghai V-Tech Telecom is a joint venture with SSTIC, a Chinese investment company based in Shanghai. SSTIC holds ownership interest in numerous telecommunications and technology companies located in Shanghai. These interests are in networks providing VSAT services, frame relay services, and data networking for closed user groups not interconnected to the Publicly Switched Telephone Network ("PSTN"). Shanghai V-Tech Telecom's revenues will be derived primarily from profit-sharing and revenue-sharing arrangements.

       The consummation of this transaction with GTS is subject to various conditions, including receipt of necessary governmental approvals and other customary closing conditions. In addition, under the American Stock Exchange guidelines the Company will be required to obtain shareholder approval for the number of shares related to this issuance that is in excess of 19.9% of the Common Stock outstanding on the date of issuance. Once all of the conditions in China necessary for the consummation of the transaction are completed, the Company's shareholders will be asked to approve the necessary increase in the shares to be issued to SFMT-China. At present, SFMT-China and GTS are working to complete the pre-closing conditions in China, including obtaining the necessary governmental approvals. The successful completion of this merger is subject to final due diligence and shareholder approval, among other conditions.

OTHER

       The Company is also considering several other opportunities in telecommunications network development and provision of IP based value added fax and telephony services in China and the Far East. The Company has begun to focus on these IP service opportunities as the telecommunications market in China has developed over the last two years. (See SUBSEQUENT EVENTS.)

EMPLOYEES

       As of June 20, 1999, the Company had 13 full time employees in New York and China.

        The Company employs a policy of staffing and managing its joint-venture subsidiaries and hiring PRC nationals for its China operations. As of June 20, 1999, the Company's subsidiary Hebei Equipment had 6 employees. Additionally, Hebei Engineering had 17 employees as of the same date. It is the intention of the Company to add employees to its Chinese and Far Eastern subsidiaries and joint ventures for operational purposes.

       The Company's employees are not represented by a labor union and are not covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

SUBSEQUENT EVENTS

FUSION TELECOMMUNICATIONS INTERNATIONAL, INC.
       On April 28, 1999, the Company formed a 50-50% joint venture, IP.TEL, LLC with Fusion Telecommunications International, Inc. ("Fusion"), a private facilities-based, multinational long-distance company. Fusion's current service offerings include voice and data, switched and dedicated, domestic and international long-distance and domestic and international prepaid calling cards, provided through a network of owned and leased facilities, leased lines and resale agreements.

       The joint venture will provide value-added telecommunication services, including telephony and data, to and from Asia. Utilizing the Company's established presence in China and Fusion's telecommunication franchise, the companies plan to expand the service offerings of the joint venture to include a fully integrated Internet protocol based network to provide voice and fax services. The joint venture agreement includes language that gives both parties the right of first refusal regarding projects in China within the scope of IP.TEL, LLC's business proposition.

IXS.NET, INC.

       During May 1999, the Company formed a three-way alliance with Fusion and IXS.NET, a private IP fax service provider, to develop IP fax services in Asia. The Company and Fusion agreed to make an equal convertible debt investment into IXS.NET and the Company has an option to acquire up to 50% of IXS.NET. The Company has invested $175,000 under a loan agreement to IXS.NET and expects to enter into an eighteen months convertible debt agreement shortly. The convertible debt agreement will allow for the Company to advance up to $575,000 over the eighteen months period, subject to certain terms and conditions. The business is in the process of starting up in Hebei Province as per an arrangement with Hebei Equipment. During the next quarter, the Company anticipates obtaining licenses to expand the service in Sichuan, Beijing, Tanjain and other provinces in China.

       The IXS.NET business equips a local business with a modem that transfers international fax calls through a local phone call on the PSTN to an Internet node in the city of origin, then transmits the fax on the Internet internationally to the city of destination, converts the fax call to a local telephone call in the city of destination on city's PSTN which is transmitted to the destination fax telephone number. This model saves the standard international telephone phone call charges, which are very expensive to and from China. This business model can result in a significant savings to any business that faxes internationally on a regular basis. There are other competitors offering similar or essentially the same service in China and there can be no assurance that the Hebei Equipment-IXS.NET joint venture will be profitable.

       According to the International Data Corporation, the Asia/Pacific Rim will lead the global Internet fax market with a 169% compound annual growth rate, boosting regional volume from approximately 350 million minutes in 1999 to an estimated 4.3 billion minutes in 2002. In the Internet Fax arena, China is already the leading national market and is forecasted to supplant Japan as the new leader in overall Asian fax traffic. Traditional faxing remains very expensive because deregulation and competition has yet to eliminate high long-distance phone rates. The IXS.NET joint venture allows the Company to capitalize on this opportunity.

MANAGEMENT

     The Company, as of June 30, 1999, promoted R.T. McNamar as President and Chief Operating Officer and Mr. Wilfred Chow as Controller/Treasurer. Ms. Karin-Joyce Tjon was promoted to Vice President Finance. Concurrently, the Company's Chief Financial Officer, Albert G. Pastino, resigned on a fulltime basis, but will remain involved in the Company's business as a consultant.

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

       As of June 18, 1999, the Company and Jacqueline B. Brandwynne have reached a settlement in principle of the legal proceedings. Subject to documentation and signing of the final agreement, the parties have agreed to release each other from all claims. The Company has agreed to pay Ms. Brandwynne $250,000 in AmTec Common Stock, which includes her claim for attorney's fees. Such amount has been reserved for as of March 31, 1999. While the management of the Company believes that these claims are without merit, and that there are valid defenses to each claim, management believes it is in the best interest of the Company to settle the litigation, eliminate any possible liability exposure, and avoid additional legal fees to defend the litigation.

       The Company is not aware of any pending litigation that could have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of stockholders during the quarter ended March 31, 1999.


                                  PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

       As of March 31, 1999, the authorized capital stock of the Company consisted of 100,000,000 shares of common stock, par value $0.001 per share (the "Common Stock"), and 10,000,000 shares of preferred stock, par value $0.001 per share (the "Preferred Stock"). As of March 31, 1999, there were issued and outstanding 30,736,721 shares of Common Stock, options to purchase 9,987,602 shares of Common Stock, 29.764 shares of Series E Convertible Preferred Stock, 20 shares of Series G Convertible Preferred Stock. Further, there were issued and outstanding warrants to purchase 4,196,514 shares of Common Stock. As of March 31, 1999, there were approximately 2,362 holders of record of the Common Stock.

       The Company's Common Stock was originally listed for trading in the over-the-counter market on March 4, 1996 under the name AVIC Group International, Inc. and was quoted on the NASDAQ Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. under the symbol "AVIC." The Company changed its listing on November 20, 1996, when its Common Stock was approved for listing on the American Stock Exchange under the ticker symbol "AVI." On July 8, 1997, the Company changed its name to AmTec, Inc. and it currently trades on the American Stock Exchange under the symbol "ATC". The high and low sales prices of the Common Stock, as quoted on the American Stock Exchange, on June 25, 1999 were $1.1250 and $1.0625, respectively.

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

                         1998                                  1999
COMMON          1ST Q    2ND Q    3RD Q    4TH Q      1ST Q    2ND Q    3RD Q    4TH Q
                -----    -----    -----    -----      -----    -----    -----    -----
STOCK PRICE
High           $5.1875  $3.4375  $2.4375  $1.1875    $2.2500  $1.3750  $1.1250  $1.6250
Low            $2.8125  $1.8125  $0.5000  $0.5625    $1.1875  $0.8750  $0.8125  $0.9375

       High and low sales price as reported on the American Stock Exchange. The transfer agent for the Company is Chasemellon Shareholder Services, LLC, 450 West 33rd Street, New York, New York, 10001. Its telephone number is (800) 851-9677.

CERTAIN SALES OF UNREGISTERED SECURITIES

       On March 16, 1999 the Company completed the sale of 20 shares of its Series G Convertible Preferred Stock (the "Series G Stock" or "Series G Shares") for proceeds of $2,000,000.

       The Series G Shares were sold pursuant to Reg. D at $100,000 per share and the holders of the Series G Stock have no rights to cash dividends but are entitled to an 8% in-kind dividend. Conversion of the Series G Shares into Common Stock is based on $1.25 (the closing price of the Company's Common Stock on the last business day immediately preceding the closing of the transaction). In addition to the shares, warrants were issued to the Series G Investors to purchase 600,000 shares of the Company's Common Stock at an exercise price of $1.25. Holders of the Series G Shares also have a registration right requiring the Company to file a registration statement covering the Common Stock underlying the Series G Preferred Shares and related warrants with the Securities and Exchange Commission (the "SEC") no later than August 2, 1999.

       The Series G Shares have a stated liquidation preference value of $100,000 per share plus an 8% accrued in-kind dividend since the date of issuance, and is senior to all common stock. The holders of the Series G Shares have no voting rights except with respect to certain matters that affect the rights related to the Series G Shares.


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

                             1999           1998          1997           1996           1995
                             ----           ----          ----           ----           ----
Net Sales                $       -0-    $       -0-    $       -0-    $       -0-    $   345,276

Loss from continuing
  operations              (4,649,770)    (4,282,613)    (3,563,568)    (3,380,633)           -0-
Loss from discontinued
  operations                     -0-            -0-            -0-     (1,932,977)    (5,585,596)
Gain on sale of
  discontinued
  operations                     -0-            -0-            -0-         31,888            -0-
Net Loss                  (5,579,444)    (5,403,368)    (4,064,885)    (5,281,730)    (5,538,303)
Loss from continuing
  operation per
  common share                 (0.23)         (0.23)         (0.14)         (0.13)           -0-
Loss from discontinued
  operation  per
  common share                   -0-            -0-            -0-          (0.08)         (0.32)
Basic Loss per common
  share                        (0.23)         (0.23)         (0.14)         (0.21)         (0.32)
Total Assets               4,781,085      7,683,358      4,004,966      1,660,000      3,267,488
Shareholders' Equity
  (Deficit)                3,813,342      4,896,911        548,088     (2,421,606)    (1,255,412)


       Financial information for the years 1995 and 1996, is not comparable to the financial information provided for 1997, 1998 and 1999, because prior to 1997 the Company was not engaged in the development of telecommunications networks in the PRC.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The Company had previously consolidated the revenues and expenses of its Sino-foreign joint venture subsidiary Hebei Equipment and its Sino-foreign joint venture subsidiary Hebei Engineering. The Company is now accounting for such subsidiaries under the equity method of accounting. The Company's share of Hebei Equipment's net loss is reported on one line in its income statement and its investment is reported on one line the balance sheet as "Investments in and Advances to Unconsolidated Subsidiary". The Company has filed an amended Form 10-K/A for the year ended March 31, 1998 to reflect this change.

LIQUIDITY AND CAPITAL RESOURCES

       The Company has financed its operations primarily through equity investments.

       Approximately $3,737,000 of cash was used in the Company's operations for the fiscal year ended March 31, 1999, compared to cash used of approximately $3,924,000 for the year ended March 31, 1998. The cash flow from operating activities decreased primarily due to cost control over selling, general & administrative expenses. During the fiscal year ended March 31, 1997, the Company used approximately $3,382,000 in its operating activities.

       The Company used approximately $13,000 in its investing activities in the year ended March 31, 1999, compared to approximately $390,000 in the year ended March 31, 1998. The decrease in investing activities is related primarily to the fact that no additional investment was made by the Company to its subsidiaries in Hebei province, PRC.

       The cash inflows from financing activities during the year ended March 31, 1999 were generated primarily from the repayment of an advance to Hebei Equipment of $2,200,000 and the offering of 20 shares of Series G Convertible Preferred Stock for a consideration of $2,000,000.

       The Company wrote off its Notes Payable to Shareholders for approximately $2.3 million, including accrued interest.

       During the year ended March 31, 1998, the Company made two offerings
(1) On June 12, 1997, the Company issued 250 shares of Series C Convertible Preferred Stock at a purchase price of $10,000 per share in consideration of $2,500,000. Proceeds from this offering were approximately $2,093,900, which is net of $406,100 of the Series C Shares which were repurchased by the Company. (2) On October 22, 1997, the Company issued 74 shares of the Company's Series E Convertible Preferred Stock, at a purchase price of $100,000 per share, for which the Company received $6,759,000 after placement agent's fees.

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

EQUITY ISSUANCE AND SERVICE AGREEMENTS

Common Stock issued in connection with conversion of Preferred Stock:

       During fiscal 1999, the Company issued 5,554,424 shares of its Common Stock upon conversion of 40.356 outstanding shares of the Company's Series E Convertible Preferred Shares.

       Common stock issued in connection with stock option plans and services performed:

       During fiscal 1999 the Company did not issue any common stock in connection with stock option plans. In connection with services performed, the Company issued 85,000 options to members of its Board of Directors.

       During fiscal 1998 the Company issued (i) 10,000 shares of common stock to a former employee of the Company, upon the exercise of an option issued pursuant to the Company's 1996 Stock Option Plan. The option had an exercise price of $0.35 per share, (ii) 10,000 shares of common stock were issued to each of its four outside directors as compensation for services. The shares issued had a combined value of $85,000, which was expensed as directors compensation, (iii) 8,500 shares of its common stock were issued at market to its legal firm in lieu of $25,500 of legal billings, and (iv) 14,734 shares issued in connection with other services at a market value of $41,457.

       During fiscal 1998, the Company issued 1,019,465 shares of its Common Stock, net of cancellation, into escrow for Promethean Investment Group, LLC ("Promethean") pursuant to a Common Stock Investment Agreement entered into between the Company and Promethean. The shares would have been issued to Promethean if the Company drew on funds from Promethean pursuant to the Common Stock Investment Agreement. This agreement was subsequently cancelled during fiscal 1999.

RESULTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 1999 AND MARCH 31, 1998

       The Company's indirect subsidiary, Hebei Engineering, recorded revenues of RmB 6,488,482 (approximately $811,000) for the year ended December 31, 1998, and RmB 1,706,499 (approximately $213,000) for the year ended December 31, 1997. (See Page F-34). The Company has no revenues on its consolidated financial statements because the results of operations of the Company's subsidiary Hebei Equipment were accounted for under the equity method of accounting. The Company recorded only its share of losses of its unconsolidated subsidiary according to the percentage of its equity interest. The Company had net losses of $5,579,444 and $5,403,368 during the fiscal years ended March 31, 1999 and 1998, respectively.

       Selling, general and administrative expenses ("SG&A") increased from $4,282,613 during the year ended March 31, 1998, to $4,649,770 during the year ended March 31, 1999, due to increases in salaries, and legal and professional expenses incurred during the past year.

       The equity in losses of the Company's unconsolidated subsidiary of $606,647 recorded during the year ended March 31, 1998 and $385,139 during the year ended March 31, 1999 represents the Company's share of losses reported by Hebei Equipment for the year ended December 31, 1997 and December 31, 1998, during which period the Company owned a 60.8% and a 70.0% equity interest respectively of Hebei Equipment.

       Amortization of stock options granted to non employees was related to the three million options issued to the Hebei Provincial Government to purchase an equal number of shares of the Company's Common Stock at a price of $3.0625 per share. In accordance with Generally Accepted Accounting Principles, the Company recorded their estimated value of $1,837,500 during the year ended March 31, 1998, and amortized approximately $459,000 during each of the years ended March 31, 1998 and 1999. The amortization of these options is a non-cash expense. The options were cancelled as of December 31, 1998.

       Other expense of approximately $85,000 was primarily franchise and other tax paid during the year ended March 31, 1999. The Company received a tax refund of approximately $70,000 during the year ended March 31, 1998.

       The Company's loss applicable to common shareholders decreased 9% from $6,802,054 during the year ended March 31, 1998, to $6,251,901 during the year ended March 31, 1999. This decrease in loss applicable to common shares was primarily due to a decrease in the recognition of Preferred Stock Dividends as well as a decrease in the share of equity loss from Hebei Equipment, offset by increases in selling, general & administrative expenses.

RESULTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 1998 AND MARCH 31, 1997

       The Company has experienced net losses of $5,403,368 and $4,064,885 during the fiscal years ended March 31, 1998 and 1997, respectively.

       Selling, general and administrative expenses increased from $3,563,568 during the year ended March 31, 1997, to $4,282,613 during the year ended March 31, 1998, due to increased levels of salaries paid to employees and legal and professional expenses incurred during the past year.

       The equity in losses of the Company's unconsolidated subsidiary of $140,526 recorded during the year ended March 31, 1997 and $606,647 during the year ended March 31, 1998 represents the Company's share of losses reported by Hebei Equipment for the year ended December 31, 1996 and December 31, 1997, during which period the Company owned a sixty point eight percent (60.8%) equity interest Hebei Equipment.

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

       Other income (net) of approximately $70,000 during the year ending March 31, 1998 was related to a tax refund previously paid.

       The Company's net loss increased 33% from $4,064,885 during the year ended March 31, 1997, to $5,403,368 during the year ended March 31, 1998. This increase in net loss was primarily due to the share of equity loss from Hebei Equipment, amortization of stock options issued to the Hebei Provincial Government, as well as increases in selling, general & administrative expenses.


IMPACT OF THE YEAR 2000

       The "Year 2000" problem is the result of computer programs being written using two digits, rather than four digits, to define the applicable year. Any of the programs used in the Company's operations that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company has previously instituted a thorough program to identify these computer programs and modify or replace its key financial information and operational systems so that they will function properly in the year 2000. Remaining financial and operational systems have been assessed, and detailed plans have been developed and are being implemented to make the necessary modifications to ensure Year 2000 compliance. The financial impact of making the required system changes for Year 2000 compliance are not expected to have any material effect on the Company's financial statements.

       However, even as the Company's assessment is completed without identifying any material non-compliant systems operated by, or in the control of, the Company, or of third parties, the most reasonable likely worse case scenario would be a systems failure beyond the control of the Company to remedy. Such a failure could materially prevent the Company from operating its business. The Company believes that such a failure could lead to lost revenues, increased operating cost, or other business interruptions of a material nature.


EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. Generally, it requires that an entity recognizes all derivatives as either an asset or liability and measures those instruments at fair value, as well as identifies the conditions for which a derivative may be specifically designed as a hedge. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management is currently addressing the financial reporting measures that will be needed in order to comply with this disclosure. The Company has not participated in any hedging activities in connection with foreign currency exposure.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

       The Company has not entered into any financial instruments for trading or hedging purposes.

       The Company is not exposed to fluctuations in foreign currencies relative to the U.S. dollar, as its revenues, costs, assets and liabilities are, for the most part, denominated in local currencies. The results of operations of the Company's subsidiaries were as reported in their local currencies.

       The Company's carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses is a reasonable approximation of their fair value.


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

          NAME             AGE                POSITION
          ----             ---                --------
  Joseph R. Wright, Jr.     60      Chairman of the Board of Directors,
                                      Chief Executive Officer and President
  Richard T. McNamar        60      Vice Chairman of the Board of Directors
  Richard S. Braddock       57      Director
  Marvin S. Rosen           58      Director
  James R. Lilley           71      Director
  Michael H. Wilson         61      Director
  Michael J. Lim            34      Executive Vice President
  Albert G. Pastino         56      Senior Vice President, Chief Financial
                                      Officer and Treasurer
  James F. O'Brien          52      Senior Vice President, General Counsel
                                      and Corporate Secretary
  Xiao Jun                  41      Executive Vice President - AVIC China

       Joseph R. Wright, Jr. has served as the Company's Chairman of the Board of Directors since May 1995, Chief Executive Officer since March 1996 and President since May 1996. Mr. Wright also serves as Chairman and member of the Board of GRC International, Inc. a U.S. public company that provides technical information technology support to government and private entities, Co-Chairman of Baker & Taylor Holdings, Inc., an international book and video distribution company, and a member of the Board of PanAm Sat, the largest private satellite operator. From 1989 to 1994, Mr. Wright served as Executive Vice President, Vice Chairman and Director of W. R. Grace & Co., an international chemicals and health care company, President of Grace Energy Corporation and Chairman of Grace Environmental Company. From 1982 to 1989, Mr. Wright held the positions of Director and Deputy Director of the Office of Management and Budget, The White House, and was a member of President Reagan's cabinet. Prior to 1982, he served as Deputy Secretary, United States Department of Commerce, President of Citicorp Retail Services and Retail Consumer Services, held posts in the United States Department of Agriculture and the United States Department of Commerce, and was Vice President and Partner of Booz Allen & Hamilton, a management consulting firm. He is a former member of the President's Export Council and a former member of the Board of Directors of Travelers; Harcourt Brace Janovich; and Hampton University.

       Richard T. McNamar, prior to serving as President and Chief Operating Officer, served as the Company's Vice Chairman of the Board of Directors since September 1996. He was the founder and Chairman of International Franchise, Inc., a firm that specialized in international financial transactions, from 1995 to 1997. He was a Managing Director of Oppenheimer & Co. from 1991 to 1994. Formerly, he was the Vice-Chairman of The Bank of New England Corporation and subsidiaries from 1990 to 1991. Mr. McNamar served as Deputy Secretary of the United States Treasury from 1981 to 1985. He served in the Nixon and Ford Administrations from 1972 to 1977, where he served as the Executive Director of the Federal Trade Commission from 1973 through 1977. Mr. McNamar is also currently a member of the Executive Board of the Bretton Woods Committee, the Board of the Institute of the Americas, and a member of Home EquiVest, LLC..

       Richard S. Braddock has served as a Director of the Company since August 1997. He is Chairman and Chief Executive Officer of priceline.com, a position he has held since August of 1998. He has served as the Chairman of True North Communications, Inc. (a public company) from December 1997 to January 1999. He has served as a principal of Clayton, Dubilier & Rice, Inc. from 1994 to 1995 and as the Chief Executive Officer of Medco Containment Services from January 1993 to December 1993. Mr. Braddock held various positions at Citicorp from 1973 through 1992 including that of President and Chief Operating Officer of Citicorp and its principal subsidiary, Citibank, N.A., from January 1990 to November 1992 and as sector executive for worldwide consumer activities from 1985 to 1990. Mr. Braddock served as a director of Citicorp from 1985 to 1992. Mr. Braddock serves on the Board of Directors of E*Trade Group, Inc., Eastman Kodak Company, Cadbury Schweppes plc adr, and priceline.com, all publicly-held companies; and NewSub Services, Inc., Prime Response Ltd. and Walker Digital, all private companies; and of Lincoln Center for the Performing Arts. He is a trustee of the Cancer Research Institute. Mr. Braddock received his bachelors degree from Dartmouth College and his M.B.A from the Harvard Graduate School of Business Administration.

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

       Michael H. Wilson has served as a Director of the Company since May 1997. He has been Vice-Chairman of RBC Dominion Securities, Inc. in Toronto, Canada since 1995. Prior to 1994, Mr. Wilson held senior Federal Cabinet posts with the Government of Canada in Finance, Industry, Science and Technology and International Trade. Mr. Wilson serves on the Board of Directors of BP Amoco plc, Manufacturers Life Insurance Company and Rio Algom Limited. He is also active in a number of professional and community organizations in Canada and the United States.

       Marvin S. Rosen has served as Director of the Company since March 1999. Mr. Rosen is a Principal Shareholder and Member of the Executive Committee of Greenberg Traurig, P.A., a national law firm. From September 1995 through January 1997, Mr. Rosen served as the Finance Chairman of the Democratic National Committee. Mr. Rosen currently serves on the Board of Directors of the Children's Health Fund (New York City) (since 1994), the Robert F. Kennedy Memorial (since 1995), Bio-Medical Disposal, Inc. (since
1998) and Fusion Telecommunications International (since 1997), where he has also been Vice-Chairman since December 1998. Mr. Rosen received his B.S. in Commerce from the University of Virginia, his LL.B. from Dickinson School of Law and his LL.M. in Corporations from New York University Law School.

       Michael J. Lim has served as the Executive Vice President of the Company since November 1995 and as the Chief Financial Officer from May 1996 through June 1997. Prior to his joining the Company, Mr. Lim was an investment banker with Bear, Stearns & Co., Inc. from 1986 to 1988 and from 1991 to 1995. During the two and a half years prior to his joining the Company, Mr. Lim served as Vice President of Bear Stearns Asia Limited, where he advised Asian enterprises on a wide variety of financing transactions, with particular focus on telecommunications and infrastructure financings. Mr. Lim also worked as an investment banker with the Chase Manhattan Bank from 1990 to 1991. Mr. Lim received his A.B. from Harvard College in English Literature in 1985 and his M.B.A. from the Amos Tuck School of Business Administration at Dartmouth in 1990. Mr. Lim resigned from the Company as of June 30, 1999.

       Albert G. Pastino was appointed in June 1997 to serve as a Senior Vice President and Chief Financial Officer of the Company and was appointed Treasurer of the Company in December 1997. From 1993 to 1997, Mr. Pastino served as the President of Kisco Capital Company, Inc., an affiliate of Kohlberg & Company, a private equity investment company. He also served on the boards of directors of a number of Kohlberg & Company's portfolio companies. From 1989 through 1992, Mr. Pastino served as Senior Vice President and Chief Operating Officer of Fortis Private Capital, Inc., a private equity investment company investing in expansion financing and management buyouts. Mr. Pastino began his business career at Deloitte & Touche LLP where he served as partner, and gained his investment banking experience at Alex Brown & Sons, Incorporated. Mr. Pastino received an M.B.A. from Fairleigh Dikinson University and a B.S. from St. Joseph's University. Mr. Pastino resigned from the Company on a fulltime basis as of June 30, 1999, and will remain a Consultant to the Company.

       James F. O'Brien was appointed in June 1997 to serve as a Senior Vice President and General Counsel of the Company and was appointed Corporate Secretary of the Company in May 1998. Mr. O'Brien was a senior litigation partner at the law firm of Goulston and Storrs in Boston, Massachusetts where he founded the litigation practice in 1978 and specialized in complex financial transactions. He has served as an advisor to U.S. corporations seeking business opportunities in Southeast Asia. Mr. O'Brien received a J.D. from Boston College Law School and an A.B. from St. John's Seminary in Boston. Mr. O'Brien resigned from the Company as of March 31, 1999.

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

       The Board of Directors currently has an Audit Committee and a Compensation Committee. The members appointed to the Audit Committee of the Board of Directors during the fiscal year ended March 31, 1999 were Michael
H. Wilson, Chairman of the Committee, James R. Lilley and Richard T. McNamar. The members appointed to the Compensation Committee of the Board of Directors during the fiscal year ended March 31, 1998, as of the most recent shareholder meeting, were Richard S. Braddock, Chairman of the Committee, Drew Lewis and Joseph R. Wright, Jr. Mr. Lewis resigned from the Board of Directors and the Compensation Committee during the quarter ending December 1998.

       Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and beneficial holders of more than 10% of any class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of such equity securities of the Company. Based solely upon a review of such forms furnished to the Company, and on written representations from certain reporting persons that no other reports were required for such persons, the Company believes that all reports required pursuant to Section 16(a) with respect to its executive officers, directors and 10% beneficial stockholders for the fiscal year ended March 31, 1999 were timely filed.


ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

       The following tables set forth certain information concerning compensation for the fiscal years ended March 31, 1999, 1998 and 1997 of certain of the Company's executive officers, including the Company's Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the fiscal year ended March 31, 1998 (the "Named Executive Offices").

                                                                                 Long Term
                                                                               Compensation
                                                                          ---------------------
                                          Annual Compensation                     Awards
                          ---------------------------------------------   ---------------------
Name and                                                   Other Annual       Stock    Options/
Principal Position         Year   Salary ($)   Bonus ($)   Compensation    Awards ($)  SARS (#)
------------------        -----  -----------------------  -------------   ----------- ---------
Joseph R. Wright          1999       483,333                (2)$35,000
  Chief Executive         1998       392,967    50,000      (2)$30,000
  Officer(1)              1997       256,250                (2)$30,000     $281,250    3,000,000

R. T. McNamar             1999       100,000
  Vice Chairman (3)       1998       100,000                (4)$37,500
                          1997                                                           500,000

Michael J. Lim            1999       307,500                                  50,000
   Executive Vice         1998       253,417    75,000                                   250,000
   President (5)          1997       167,333

Albert G, Pastino         1999       205,000                                  30,000
  Senior Vice             1998       125,000    50,000                                   467,500
  President, Chief        1997
  Financial Officer &
  Treasurer (6)

James F. O'Brien          1999       222,916
  Senior Vice             1998       125,000    50,000                                   467,500
  President, General      1997
  Counsel & Corporate
  Secretary(7)

Xiao Jun                  1999       175,000
  Executive Vice          1998       175,000
  President-AVIC          1997       123,958
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


OPTION AND SAR GRANTS DURING LAST FISCAL YEAR

       The Company issued 375,000 stock options at fair market value and no SARs to its Named Executive Officers during the fiscal year ended March 31, 1999.

OPTIONS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

       The following table sets forth certain information regarding option exercises by the Named Executive Officers during the fiscal year 1999 and options held by such Named Executive Officers on March 31, 1999:

                                                Number of Securities        Value of Unexercised
                       Shares                  Underlying Unexercised       In-the-Money Options
                    Acquired on     Value    Options at Fiscal Year End     at Fiscal Year End(1)
     Name             Exercise    Realized   Exercisable  Unexercisable   Exercisable  Unexercisable
     ----           -----------   --------   -----------  -------------   -----------  -------------
Joseph R. Wright         -           -        6,000,000      200,000      $3,262,500     $112,500
R. T. McNamar            -           -          500,000            -               -            -
Michael J. Lim           -           -        1,125,000      225,000       1,173,438      142,188
Albert G. Pastino        -           -          430,000      112,500               -       42,188
James F. O'Brien         -           -          446,875       88,125               -            -
Xiao Jun                 -           -          515,000            -         559,488            -

----------------
(1) Based on a per share price of $1.4375, the closing price of the Common Stock as reported on the American Stock Exchange on March 31, 1999, minus the exercise price of the option, multiplied by the number of shares underlying the Option.


EMPLOYMENT AGREEMENTS

       The Company has entered into employment agreements with five of its executive officers, Messrs. Joseph R. Wright, Jr. which superseded his earlier agreement, Richard T. McNamar, Michael J. Lim, Albert G. Pastino and James F. O'Brien.

       The Company entered into a two year employment agreement dated as of January 1, 1999, with Joseph R. Wright, Jr., pursuant to which Mr. Wright agreed to serve as the Company's Chairman of the Board of Directors, Chief Executive Officer and President and to operate out of the Company's executive offices located in New York, New York. The agreement provides for an annual base salary of $450,000, ten year options to purchase 200,000 shares of Common Stock at an exercise price of $0.875 (the market price at the date of grant), vesting over a two year period, and a stock award of 100,000 shares of Common Stock.

       On September 6, 1996, the Company entered into a one year verbal employment agreement with Richard T. McNamar pursuant to which Mr. McNamar will serve as Vice Chairman of the Company. He received 25,000 shares of the Company's Common Stock upon commencing employment. Initially, Mr. McNamar was part time, and negotiated to receive a contingent success fee for financings he introduced or arranged for the Company. On October 1, 1996 Mr. McNamar became a full time employee and waived his rights to any success fees. In his part time capacity, Mr. McNamar was issued an option to purchase 250,000 shares of the Company's Common Stock at an exercise price of $1.50 per share on September 6, 1996. He received an additional option for 250,000 shares at an exercise price of $1.50 per share when he became a full time employee on October 1, 1996. The exercise price of the options were based on the market value of the Common Stock on the date of grant. The Company and Mr. McNamar signed a three year employment agreement on June 30, 1999 whereby Mr. McNamar will serve as President and Chief Operating Officer of the Company. The agreement provides for a base salary of $150,000 and ten year options to acquire 200,000 shares of the Company's Common Stock at an exercise price at the fair market value of Company's Common Stock at the date of grant, vesting over a two year period.

       On January 1, 1999, the Company entered into a two year contract with Michael J. Lim, whereby Mr. Lim will serve as an Executive Vice President of the Company. The agreement provides for an annual base salary of $330,000, ten year options to purchase 100,000 shares of Common Stock at an exercise price of $0.875 (the market price at the date of grant), vesting over a two year period, and a stock award of 50,000 shares of Common Stock. Mr. Lim has resigned from the Company as of June 30, 1999.

       On January 1, 1999, the Company entered into a two year contract with Albert G. Pastino, whereby Mr. Pastino will serve as a Senior Vice President and Chief Financial Officer of the Company. The agreement provides for an annual base salary of $220,000, ten year options to purchase 75,000 shares of Common Stock at an exercise price of $0.875 (the market price at the date of grant), vesting over a two year period, and a stock award of 30,000 shares of Common Stock. Mr. Pastino resigned from the Company on a fulltime basis as of June 30, 1999, and will remain a Consultant to the Company.

       On October 15, 1997, the Company entered into a five-year employment agreement with James F. O'Brien. Mr. O'Brien will serve as a Senior Vice President and General Counsel of the Company and will receive an annual base salary of $200,000 for the first year and stock options to acquire 467,500 shares of Common Stock at an exercise price of $2.125 per share. The exercise price of the options for Mr. O'Brien was based on the market price of the Company's Common Stock, as reported on the American Stock Exchange, at the time the grant was made. Mr. O'Brien resigned from the Company as of March 31, 1999.

EMPLOYEE STOCK OPTION PLANS

       As of February 8, 1995, the Company's Board of Directors and stockholders approved the Company's 1995 Stock Option Plan (the "1995 Stock Option Plan") in connection with the closing of the transactions contemplated by the Reorganization Agreement. The Company has reserved up to 500,000 shares of Common Stock for issuance under the 1995 Stock Option Plan. The Company has granted options to purchase up to 385,000 shares of Common Stock under the 1995 Stock Option Plan, 260,000 of which have been exercised as of June 25, 1999.

       The 1996 Stock Option Plan (the "1996 Stock Option Plan" and together with the 1995 Stock Option Plan, the "Stock Option Plans") was adopted by the Board of Directors on March 14, 1996 and by the Company's stockholders on May 7, 1996 and amended on January 1, 1999. The Company has reserved for issuance thereunder an aggregate of 12,000,000 shares of Common Stock. The Company has granted options to purchase up to 9,867,602 shares of Common Stock under the 1996 Stock Option Plan, 10,000 of which have been exercised. Of the 9,867,602 options granted as of the date of this Report, 9,241,994 options have vested, and the remaining 625,608 options may vest subject to certain schedules. The Board of Directors has approved a provision in the 1996 Stock Option Plan which will place a 6,000,000 share limit on the number of options that may be granted under the 1996 Stock Option Plan to an employee in the fiscal year ended March 31, 1996, and a 1,500,000 share limit in each fiscal year thereafter.

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

       As of the date of this Report, ISOs have been granted under the 1995 Stock Option Plan, subject to certain vesting schedules, to purchase up to 385,000 shares of Common Stock, 260,000 of which have been exercised. 375,000 ISOs have an exercise price of $0.3555 per share and 10,000 ISOs have an exercise price of $1.50 per share.

       Further, as of the date of the Report, ISOs have been granted under the 1996 Stock Option Plan, subject to certain vesting schedules, to purchase up to 372,380 shares of Common Stock. These options have the following per share exercise prices: 285,714 shares ($0.35), 76,666 shares ($3.00) and 10,000 shares ($1.50).

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

       As of the date of this Report, NSOs have been granted under the 1996 Stock Option Plan to purchase up to 9,495,222 shares of Common Stock, subject to certain vesting schedules. These options have exercise prices that range from $0.35 to $3.00.

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

       As of the date of this Report, no SARs have been granted pursuant to the 1995 Stock Option Plan and no SARs have been granted under the 1996 Stock Option Plan.

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

       Directors and Officers Liability Insurance. The Company has obtained directors' and officers' liability insurance with an aggregate liability for the policy year, inclusive of costs of defense, in the amount of $3,000,000. The insurance policy ending April 2, 1999, was renewed as of April 12, 1999 and will expire March 31, 2000.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth the beneficial ownership of Common Stock as of March 31, 1999 by : (i) each person known by the Company to beneficially own 5% or more of the outstanding Shares, (ii) each director of the Company, (iii) each Named Executive Officer of the Company, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their Shares, except to the extent authority is shared by spouses under applicable law. The information set forth in the table and accompanying footnoes has been furnished by the named beneficial owners:

              NAME OF                          NO. OF
         BENEFICIAL OWNER                      SHARES         PERCENT (1)
         ----------------                      ------         -----------
    Joseph R. Wright, Jr. (2)                 6,515,144         21.13%
    Richard T. McNamar (3)                      525,000          1.70%
    Richard S. Braddock (4)                     231,092              *
    James R. Lilley (5)                          78,574              *
    Michael H. Wilson (6)                       125,722              *
    Marvin S. Rosen (7)                       1,276,530          4.14%
    Michael J. Lim (8)                        1,181,900          3.83%
    Albert G. Pastino (9)                       621,057          2.01%
    James F. O'Brien (10)                       446,875          1.45%
    Xiao Jun (11)                               525,000          1.70%
    All executive officers and
      directors as a group (12)              11,526,894         37.39%

    Jenny Sun (13)                            5,541,593         17.98%
    Polmont Investments
      Limited (14)                            5,541,593         17.98%
    Occidental Worldwide
      Corporation (15)                        5,541,593         17.98%
    Max Chian Yi Sun (16)                     5,541,593         17.98%

----------------------
*      Less than 1%
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares subject to options currently exercisable, or exercisable within 60 days of March 31, 1999, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person.
(2) Includes 42,148 Shares held by Austin Trading Partners, LP, of which Mr. Wright is a limited partner. Also includes options to purchase 6,000,000 Shares. The address of Mr. Wright is c/o AmTec, Inc., 599 Lexington Avenue, 44th Floor, New York, New York 10022.
(3)    Includes options to purchase  500,000 Shares.
(4)    Includes options to purchase 52,500 Shares.
(5)    Includes options to purchase 47,500 Shares.
(6)    Includes options to purchase 52,500 Shares.
(7)    Includes options to purchase 12,500 Shares.
(8)    Includes options to purchase 1,125,000 Shares.
(9)    Includes options to purchase 430,000 Shares.
(10)   Includes options to purchase 446,875 Shares.
(11)   Includes options to purchase 515,000 Shares.
(12)   Includes options to purchase 9,201,017 Shares
(13) Includes 2,450,000 Shares held by Polmont Investments Limited and 2,797,691 Shares held by Occidental Worldwide Corporation of which Ms. Sun has voting power. It also includes 293,402 Shares currently held by Chian Jeng Sun & Chieh Siong Soon and 500 Shares held by Max Sun. The address of Ms. Sun is 1052 North Beverly Drive, Beverly Hills, CA 90210. The Company believes that Ms. Sun is currently out of compliance with her required filings of Statements of Beneficial Ownership based on available information related to her ownership of the Company's securities.
(14) Includes 2,797,691 Shares held by Occidental Worldwide Corporation and 293,402 Shares currently held by Chian Jeng Sun & Chieh Siong Soon and 500 Shares held by Max Sun. The address of Polmont Investments Limited is c/o Havelet Trust Company, P.O. Box 3136, Road Town, Tortola, British Virgin Islands.
(15) Includes 2,450,000 Shares held by Polmont Investments Limited and 293,402 Shares currently held by Chian Jeng Sun & Chieh Siong Soon and 500 Shares held by Max Sun. The address of Occidental Worldwide Corporation is Mr. Vincent Lim, c/o Rabobank, Shell Tower, 1 Raffles Place, Singapore.
(16) Includes 2,450,000 Shares held by Polmont Investments Limited and 2,797,691 Shares held by Occidental Worldwide Corporation of which Mr. Sun has voting power. It also includes 293,402 Shares currently held by Chian Jeng Sun & Chieh Siong Soon. The address of Mr. Sun is 126 JLN DEDAP, Taman Ampang, Selangor, Malaysia. The Company believes that Mr. Sun is currently out of compliance with his required filings of Statements of Beneficial Ownership based on available information related to his ownership of the Company's securities.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.



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

(b) REPORTS ON FORM 8-K. No Reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ending March 31, 1999.

(c)   EXHIBITS

       The following exhibits, which are furnished with this Annual Report or incorporated herein by reference, are filed as part of this Annual
Report:

EXHIBIT
NUMBER                              EXHIBIT DESCRIPTION
-------                             -------------------

  2.1 Agreement for Sale of Assets by and between ITV Communications, Inc. and Netmatics, Inc., dated January 11, 1996, and Promissory Note and Security Agreement dated January 16, 1996(1)
  2.2 Agreement of Merger between AVIC Group International, Inc., a Colorado corporation, with and into AVIC Group International,
          Inc., a Delaware corporation dated July 10, 1996(8)
  2.3 Purchase Agreement by and among SFMT-China, Inc., AmTec Hebei Telecom Holdings, Ltd. and the Company; dated August 26, 1998
  2.4 Agreement and Plan of Merger among the Company, AmTec Acquisition Corporation and UIH Hunan, Inc. dated as of December 23, 1998
  3.1 Amendments to Articles of Incorporation of the Company dated June 7, 1996 and June 10, 1996(5)
  3.2     Restated Certificate of Incorporation of the Company(7)
  3.3 Certificate of Ownership and Merger Merging China Telecommunications and Technologies, Inc. into the Company(9)
  3.4     Restated Bylaws of the Company (13)
  4.1     Certificate of Designations of Preferences of Series C
          Convertible Preferred Stock of the Company(9)
  4.2     Certificate of Designations of Preferences of Series D
          Convertible Preferred Stock of the Company(7)
  4.3     Certificate of Designations of Preferences of Series E
          Convertible Preferred Stock of the Company(10)
  4.4     Certificate of Designations of Preferences of Series G
          Convertible Preferred Stock of the Company
  4.5     Specimen Common Stock Certificate(9)
 10.1     1995 Stock Option Plan(2)
 10.2     1996 Stock Option Plan(2)
 10.3 Real Property lease between Lexreal Associates and the Company dated May 8, 1995(2)
 10.4     Employment Agreement between Joseph R. Wright, Jr. and the
          Company dated as of April 15, 1995(3), and amendments thereto dated as of November 21 1995(4) and September 12, 1996(6)
 10.5 Employment Agreement between Michael J. Lim and the Company dated as of November 6, 1995(4)
 10.6 Employment Agreement between Xiao Jun and the Company dated as of January 1, 1996(4)
 10.7 Employment Agreement between Albert G. Pastino and the Company dated as of October 15, 1997(12)
 10.8     Employment Agreement between James F. O'Brien and the Company dated as of October 15, 1997(12)
 10.9 Employment Agreement between Michael J. Lim and the Company dated January 23, 1998(13)
 10.10    Form of Indemnification Agreement for directors and officers of the Company(8)
 10.11 Common Stock Investment Agreement between Promethean Investment Group L.L.C. and the Company dated March 31, 1997, as amended on April 29, 1997(9)
 10.12 China Paging Networks Preliminary Agreement between Beijing CATCH Communications Group Co. and the Company dated April 1995(3)
 10.13 Mobile Telephone Network Preliminary Agreement between Beijing CATCH Communications Group Co. and the Company dated April 27, 1995(3)
 10.14 Cellular Telephone Network Preliminary Agreement between Beijing CATCH Communications Group Co., Tweedia International Limited and the Company dated April 1995(3)
 10.15 Memorandum of Understanding between Hebei United Communications Equipment Company and the Company dated May 1, 1995(3)
 10.16 Letter of Intent between Hebei United Communications Equipment Company and the Company dated October 10, 1995(4)
 10.17 Joint Venture Contract between Hebei United Communications Equipment Company and NTTI dated December 22, 1995(5)
 10.18    Agreement between Hebei United Communications Equipment Company and the Company dated March 22, 1996(5)
 10.19 Joint Venture Contract between Hebei United Telecommunications Development Company, Beijing CATCH Communications Group Co. and
          the Company dated September 20, 1996(9)
 10.20 Project Cooperation Contract between China United Telecommunications Co. and Hebei United Telecommunications Engineering Company Limited dated February 9, 1996(9)
 10.21 Term Loan Agreement between Hebei United Telecommunications Engineering Company Limited and Bank of Tokyo-Mitsubishi, Ltd. dated August 5, 1996(9)
 10.22    Project Cooperation Contract between Hebei Cable Television
          Station and Hebei United Communications Equipment Company Limited dated April 8, 1997(9)
 10.23    Employment Agreement between Joseph R. Wright, Jr. and the
          Company dated as of January 1, 1999
 10.24    Employment Agreement between Michael J. Lim. and the Company dated as of January 1, 1999
 10.25 Employment Agreement between Albert G. Pastino and the Company dated as of January 1, 1999
 21.1     Subsidiaries of the Company
 23.1     Consent of Deloitte & Touche LLP(13)
 27       Financial Data Schedule
---------------
(1) Previously filed as part of the Company's Current Report on Form 8-K dated January 19, 1996.
(2) Previously filed as part of the Company's Transition Report on Form 10-KSB for the transition period from October 1, 1994 to March 31, 1995.
(3) Previously filed as part of the Company's Current Report on Form 8-K dated May 1, 1995.
(4) Previously filed as part of the Company's Current Report on Form 8-K dated December 22, 1995.
(5) Previously filed as part of the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996.
(6) Previously filed as part of the Company's Registration Statement on Form S-8 filed on January 31, 1997.
(7) Previously filed as part of the Company's Current Report on Form 8-K dated March 6, 1997.
(8) Previously filed as part of the Company's Definitive Proxy Statement dated April 18, 1996.
(9) Previously filed as part of the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.
(10) Previously filed as part of the Company's Quarterly Report on Form 10-Q/A dated September 30, 1997.
(11) Previously filed as part of the Company's Current Report on Form 8-K dated December 8, 1997.
(12) Previously filed as part of the Company's Quarterly Report on Form
     10-Q dated December 31, 1997.
(13) Previously filed as part of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.


                                 SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AMTEC, INC.


                                         By /s/ Joseph R. Wright, Jr.
                                           -----------------------------
                                            Joseph R. Wright, Jr.
                                            Chairman of the Board,
                                            Chief Executive Officer and
                                               President

Date:  July 14, 1999


       Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      SIGNATURE                         TITLE                       DATE
      ---------                         -----                       ----

/s/ Joseph R. Wright, Jr.        Chairman of the Board of       July 14, 1999
-----------------------------    Directors, Chief Executive
Joseph R. Wright, Jr.            Officer and President
                                 (Principal Executive Officer)

/s/ Richard T. McNamar           Vice Chairman of the Board     July 14, 1999
-----------------------------    of Directors
Richard T. McNamar

/s/ Richard S. Braddock          Director                       July 14, 1999
-----------------------------
Richard S. Braddock

/s/ Marvin S. Rosen              Director                       July 14, 1999
-----------------------------
Marvin S. Rosen

/s/ James R. Lilley              Director                       July 14, 1999
-----------------------------
James R. Lilley

/s/ Michael H. Wilson            Director                       July 14, 1999
-----------------------------
Michael H. Wilson

/s/ Wilfred Chow                 Controller and Treasurer       July 14, 1999
-----------------------------    (Principal Accounting
Wilfred Chow                     Officer)




FINANCIAL STATEMENTS
TABLE OF CONTENTS
-----------------------------------------------------------------------------
                                                                     PAGE

AMTEC, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS' REPORT                                          F-1

FINANCIAL STATEMENTS FOR THE YEARS ENDED
  MARCH 31, 1999, 1998 AND 1997:

  Consolidated Balance Sheets                                         F-2
  Consolidated Statements of Operations                               F-3
  Consolidated Statements of Stockholders' Equity (Deficit)           F-4
  Consolidated Statements of Cash Flows                            F-5 - F-6
  Notes to Consolidated Financial Statements                      F-7 - F-22


HEBEI UNITED TELECOMMUNICATIONS EQUIPMENT CO., LTD.

INDEPENDENT AUDITORS' REPORT                                         F-23

FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1998
  AND FOR THE PERIOD FROM APRIL 29, 1997, (COMMENCEMENT
  OF OPERATIONS) TO DECEMBER 31, 1997
  Balance Sheets                                                     F-24
  Statements of Operations                                           F-25
  Statements of Investors' Equity                                    F-26
  Statements of Cash Flows                                           F-27
  Notes to Financial Statements                                   F-28 - F-33

HEBEI UNITED TELECOMMUNICATIONS ENGINEERING CO., LTD.

INDEPENDENT AUDITORS' REPORT                                         F-34

FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1998,
  1997 AND PERIOD FROM JANUARY 31, 1996 (COMMENCEMENT OF
  OPERATIONS) TO DECEMBER, 1996:

  Balance Sheets                                                     F-35
  Statements of Operations                                           F-36
  Statements of Investors' Equity (Deficit)                          F-37
  Statements of Cash Flows                                           F-38
  Notes to Financial Statements                                   F-39 - F-46




INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
AmTec Inc.

We have audited the accompanying consolidated balance sheets of AmTec Inc. and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

New York, New York
June 29, 1999



AMTEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1999 AND 1998
-----------------------------------------------------------------------------
                                                     1999            1998

ASSETS
CURRENT ASSETS:
  Cash                                          $  2,093,141     $  2,134,662
  Accounts receivable                                   --            114,661
  Prepaid expenses and other current assets           38,805          108,082
                                                ------------     ------------
           Total current assets                    2,131,946        2,357,405

  Investments in and advances to
    unconsolidated subsidiary                      2,496,480        5,074,217
  Property, plant and equipment, net                  96,926          139,136
  Office lease deposit                                55,733          112,600
                                                ------------     ------------
           Total assets                         $  4,781,085     $  7,683,358
                                                ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                              $    439,195     $    541,888
  Accrued expenses                                   528,548          792,006
  Loans payable - shareholders                          --          1,452,553
                                                ------------     ------------
          Total current liabilities                  967,743        2,786,447
                                                ------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock: authorized 10,000,000
  shares:
    Series E Convertible Preferred Stock:
    $.001 par value; 74 shares issued,
    73.2 and 29.8 shares outstanding in
    1999 and 1998, respectively                            1                1

    Series G Convertible Preferred Stock:
    $.001 par value; 20 and 0 shares
    issued and outstanding in 1999 and 1998,
    respectively                                           1             --

  Common Stock: $.001 par value, authorized
  100,000,000 shares;
    30,736,721 and 26,532,502 issued and
    outstanding in 1999 and 1998, respectively        30,737           26,533

  Additional Paid-In Capital                      36,947,244       33,149,142
  Accumulated deficit                            (33,646,491)     (27,394,590)
  Nonemployee deferred option cost, net                 --         (1,378,125)
  Warrants                                           481,850          493,950
                                                ------------     ------------
TOTAL STOCKHOLDERS' EQUITY                         3,813,342        4,896,911
                                                ------------     ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $  4,781,085     $  7,683,358
                                                ============     ============


See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 1999, 1998 AND 1997
----------------------------------------------------------------------------------------
                                               1999           1998           1997

REVENUES                                   $       --      $      --       $       --
                                           ------------    ------------    ------------
EXPENSES
  Selling, general and administrative         4,649,770       4,282,613       3,563,568
                                           ------------    ------------    ------------
LOSS FROM OPERATIONS                         (4,649,770)     (4,282,613)     (3,563,568)
                                           ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Amortization of stock options
    granted to non-employees                   (459,374)       (459,375)           --
  Interest expense                                 --          (125,586)       (129,039)
  Other - net                                   (85,161)         70,853         (33,216)
  Write off of investment in affiliate             --              --          (198,538)
                                           ------------    ------------    ------------
           Total other expense                 (544,535)       (514,108)       (360,793)
                                           ------------    ------------    ------------

LOSS BEFORE EQUITY IN LOSSES OF
UNCONSOLIDATED SUBSIDIARY                    (5,194,305)     (4,796,721)     (3,924,361)

Equity in losses of unconsolidated
subsidiary                                     (385,139)       (606,647)       (140,524)
                                           ------------    ------------    ------------

NET LOSS                                     (5,579,444)     (5,403,368)     (4,064,885)

PREFERRED STOCK DIVIDEND                        672,457       1,398,686          10,000
                                           ------------    ------------    ------------

LOSS APPLICABLE TO COMMON SHAREHOLDERS     $ (6,251,901)   $ (6,802,054)   $ (4,074,885)
                                           ============    ============    ============

BASIC LOSS PER COMMON SHARE                $      (0.23)   $      (0.23)   $      (0.14)
                                           ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                  27,495,213      29,843,712      29,102,347
                                           ============    ============    ============

See notes to consolidated financial statements.



AMTEC INC. AND SUBSIDIARIES
YEARS ENDED MARCH 31, 1999,1998 AND 1997
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
-------------------------------------------------------------------------------------------------------------------------------

                                                        SERIES A           SERIES B           SERIES C            SERIES D
                                 COMMON STOCK        PREFERRED STOCK     PREFERRED STOCK    PREFERRED STOCK    PREFERRED STOCK
                           ----------------------  -------------------   ---------------    ----------------   ---------------
                             SHARES        AMOUNT   SHARES      AMOUNT   SHARES    AMOUNT   SHARES    AMOUNT   SHARES    AMOUNT
BALANCE, March 31, 1996     28,436,982   $28,437     1,524,178  $1,524     -      $ -         -      $ -         -      $ -

Issuances of Series B
  preferred stock                   -          -             -       -     100      1         -        -         -        -

Conversion of Series B
  shares                    1,507,477      1,507             -       -    (100)    (1)        -        -         -        -

Issuance of Series D
  preferred stock                   -          -             -       -       -      -         -        -       150        1

Common shares issued for
  services rendered            90,962         91             -       -       -      -         -        -         -        -

Common shares issued to
  employees as
  compensation                212,500        213             -       -       -      -         -        -         -        -

Common shares issued for
  directors fees               10,000         10             -       -       -      -         -        -         -        -

Sale of common shares       1,000,000      1,000             -       -       -      -         -        -         -        -

Cumulative foreign
  currency exchange loss            -          -             -       -       -      -         -        -         -        -

Preferred dividends                 -          -             -       -       -      -         -        -         -        -

Warrants                            -          -             -       -       -      -         -        -         -        -

Net loss                            -          -             -       -       -      -         -        -         -        -
                          ------------ ------------- ----------- -------- -----  -----     -----    -----    ------  -------
BALANCE, March 31, 1997    31,257,921    $31,258     1,524,178  $1,524       -    $ -         -      $ -       150      $ 1

Exercise of employee
  stock options                69,000         69             -       -       -      -         -        -         -        -

Issuance of Series C
  preferred stock                   -          -             -       -       -      -       250        1         -        -

Common shares issued for
  services rendered            23,233         23             -       -       -      -         -        -         -        -

Conversion of Series D
  shares to common stock    2,236,507      2,237             -       -       -      -         -        -      (150)      (1)

Common stock investment
  agreement - net of
  cancellation              1,019,465      1,019             -       -       -      -         -        -         -        -

Common shares issued for
  directors fees               40,000         40             -       -       -      -         -        -         -        -

Cancellation of Series A
  preferred                         -          -    (1,524,178) (1,524)      -      -         -        -         -        -

Cancellation of common
  stock                   (12,727,909)   (12,728)            -       -       -      -         -        -         -        -

Tweedia loan cancellation           -          -             -       -       -      -         -        -         -        -

Allocation of
  non-refundable deposit
  from former affiliate             -          -             -       -       -      -         -        -         -        -

Other                               -          -             -       -       -      -         -        -         -        -

Conversion of Series C
  shares to common stock    4,507,639      4,508             -       -       -      -      (219)      (1)        -        -

Issuance of Series E
  preferred stock                   -          -             -       -       -      -         -        -         -        -

Conversion of Series E
  shares to common stock      106,646        107             -       -       -      -         -        -         -        -

Buyback of Series C
  preferred stock                   -          -             -       -       -      -       (31)       -         -        -

Deferred financing costs,
  net of amortization               -          -             -       -       -      -         -        -         -        -

Stock options issued to
  third party                       -          -             -       -       -      -         -        -         -        -

Cumulative foreign
  currency exchange loss            -          -             -       -       -      -         -        -         -        -

Advance to joint venture
  partner                           -          -             -       -       -      -         -        -         -        -

Preferred stock dividends           -          -             -       -       -      -         -        -         -        -

Cancellation of Warrants            -          -             -       -       -      -         -        -         -        -

Net loss                            -          -             -       -       -      -         -        -         -        -
                          ------------ ------------- ----------- -------- -----  -----     -----    -----    ------  -------
BALANCE, March 31, 1998    26,532,502       $26,533          -     $ -       -    $ -         -      $ -         -      $ -

Conversion of Series E
  shares to common stock    5,554,484         5,554          -       -       -      -         -        -         -        -

Common Shares buyback        (330,800)         (331)         -       -       -      -         -        -         -        -

Preferred Shares buyback
                                    -             -          -       -       -      -         -        -         -        -
Cancellation of common
  stocks investment
  agreement                (1,019,465)       (1,019)         -       -       -      -         -        -         -        -

Issuance of Series G
  preferred stock                   -             -          -       -       -      -         -        -         -        -

Issuance of Warrants                -             -          -       -       -      -         -        -         -        -

Cancellation of Warrants            -             -          -       -       -      -         -        -         -        -

Cancellation of
  shareholders loans and
  accrual interest                  -             -          -       -       -      -         -        -         -        -

Cumulative foreign
  currency exchange loss            -             -          -       -       -      -         -        -         -        -

Preferred stock dividends           -             -          -       -       -      -         -        -         -        -

Cancellation of Stock
  options issued to third
  party                             -             -          -       -       -      -         -        -         -        -

Options issued for
  services rendered                 -             -          -       -       -      -         -        -         -        -

Net loss                            -             -          -       -       -      -         -        -         -        -
                          ------------ ------------- ----------- -------- -----  -----     -----    -----    ------  -------

BALANCE, March 31, 1999    30,736,721       $30,737          -     $ -       -    $ -         -      $ -         -      $ -

                          ============ ============= =========== ======== =====  =====     =====    =====    ======  =======

See notes to consolidated
  financial statements

---------------------------------------------------------------------------------------------------------------------------------
                              SERIES E         SERIES G
                          PREFERRED STOCK  PREFERRED STOCK          ADDITIONAL                 EQUIPMENT    DEFERRED
                           --------------  ---------------          PAID-IN      ACCUMULATED   PURCHASE      OPTION
                           SHARES AMOUNT   SHARES AMOUNT  WARRANTS  CAPITAL        DEFICIT     DEPOSIT       COSTS      TOTAL

                              ----  --- ------  ------     -------  ----------- ------------  -----------  --------    -----------
BALANCE, March 31, 1996          -  $-       -   $ -       $ -      $18,648,620 ($16,527,651) ($4,572,536)     $ -     ($2,421,606)

Issuances of Series B
  preferred stock                -   -       -     -         -        2,341,218            -           -         -       2,341,219

Conversion of Series B
  shares                         -   -       -     -         -           (1,506)           -           -         -              -

Issuance of Series D
  preferred stock                -   -       -     -         -        1,499,999            -           -         -       1,500,000

Common shares issued for
  services rendered              -   -       -     -         -          316,249            -           -         -         316,340

Common shares issued to
  employees as
  compensation                   -   -       -     -         -          318,538            -           -         -         318,751

Common shares issued for
  directors fees                 -   -       -     -         -           89,990            -           -         -          90,000

Sale of common shares            -   -       -     -         -        1,999,000            -           -         -       2,000,000

Cumulative foreign
  currency exchange loss         -   -       -     -         -           (1,231)           -           -         -          (1,231)

Preferred dividends              -   -       -     -         -          (10,000)           -           -         -         (10,000)

Warrants                         -   -       -     -        479,500           -            -           -         -         479,500

Net loss                         -   -       -     -         -                -   (4,064,885)          -         -      (4,064,885)
                              ----  --- ------  ------     -------  -----------  ------------  ------------  --------   ----------
BALANCE, March 31, 1997          -  $-       -   $ -       $479,500 $25,200,877 ($20,592,536)  ($4,572,536)    $ -       $ 548,088

Exercise of employee
  stock options                  -   -       -     -         -           34,681            -           -         -          34,750

Issuance of Series C
  preferred stock                -   -       -     -         -        2,499,999            -           -         -       2,500,000

Common shares issued for
  services rendered              -   -       -     -         -           66,934            -           -         -          66,958

Conversion of Series D
  shares to common stock         -   -       -     -         -          129,673            -           -         -         131,909

Common stock investment
  agreement - net of
  cancellation                   -   -       -     -         -           (1,019)           -           -         -               0

Common shares issued for
  directors fees                 -   -       -     -         -           84,960            -           -         -          85,000

Cancellation of Series A
  preferred                      -   -       -     -         -       (4,571,012)           -     4,572,536       -               0

Cancellation of common
  stock                          -   -       -     -         -           12,728            -           -         -               0

Tweedia loan cancellation        -   -       -     -         -           25,000            -           -         -          25,000

Allocation of
  non-refundable deposit
  from former affiliate          -   -       -     -         -          850,000            -           -         -         850,000

Other                            -   -       -     -         -             (580)           -           -         -            (580)

Conversion of Series C
  shares to common stock         -   -       -     -         -           (4,508)           -           -         -              (1)

Issuance of Series E
  preferred stock               74   1       -     -         -        6,759,000            -           -         -       6,759,001

Conversion of Series E
  shares to common stock        (1)  -       -     -         -             (107)           -           -         -               0

Buyback of Series C
  preferred stock                -   -       -     -         -         (406,100)           -           -         -        (406,100)

Deferred financing costs,
  net of amortization            -   -       -     -        161,450    (229,415)           -           -         -         (67,965)

Stock options issued to
  third party                    -   -       -     -         -        1,837,500            -           -    (1,378,125)    459,375

Cumulative foreign
  currency exchange loss         -   -       -     -         -            1,844            -           -         -           1,844

Advance to joint venture
  partner                        -   -       -     -         -         (540,000)           -           -         -        (540,000)

Preferred stock dividends        -   -       -     -         -        1,398,686   (1,398,686)          -         -               0

Cancellation of Warrants         -   -       -     -      (147,000)           -            -           -         -        (147,000)

Net loss                         -   -       -     -         -                -    (5,403,368)         -         -      (5,403,368)

                               ----  --- ------  ------     -------  -----------  ------------  ---------  -----------   ----------
BALANCE, March 31, 1998         73  $1       -   $ -      $493,953  $33,149,142  ($27,394,590)    $    -   ($1,378,125)  $4,896,911

Conversion of Series E
  shares to common stock       (40)  -       -     -          -         138,821            -           -         -         144,375

Common Shares buyback             -  -       -     -          -        (383,052)           -           -         -        (383,383)

Preferred Shares buyback        (3)  -       -     -          -        (100,000)           -           -         -        (100,000)

Cancellation of common
  stocks investment
  agreement                      -   -       -     -          -           1,019            -           -         -               0

Issuance of Series G
  preferred stock                -   -      20     1          -       2,000,000            -           -         -       2,000,001

Issuance of Warrants             -   -       -     -       210,400     (210,400)           -           -         -               0

Cancellation of Warrants         -   -       -     -      (222,500)     222,500            -           -         -               0

Cancellation of
  shareholders loans and
  accrual interest               -   -       -     -          -       2,359,621            -           -         -       2,359,621

Cumulative foreign
  currency exchange loss         -   -       -     -          -            (613)           -           -         -            (613)

Preferred stock dividends        -   -       -     -          -         672,457     (672,457)          -         -               0

Cancellation of Stock
  options issued to third
  party                          -   -       -     -          -        (918,751)           -           -  $1,378,125       459,374

Options issued for
  services rendered              -   -       -     -          -          16,500            -           -         -          16,500

Net loss                         -   -       -     -          -               -   (5,579,444)          -         -      (5,579,444)
                              ----  --- ------  ------     -------  -----------  ------------  ---------  ----------    ----------

BALANCE, March 31, 1999         30  $1      20    $1      $481,850  $36,947,244 ($33,646,491)   $      -  $      -      $3,813,342
                              ====  === ======  ======    ========  ===========  ============  =========  ==========    ==========

See notes to consolidated
  financial statements



AMTEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------------------------
                                                           1999           1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(5,579,444)   $(5,403,368)   $(4,064,885)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Amortization of deferred option cost                   459,375        459,375           --
    Depreciation                                            55,250         43,432         28,905
    Loss from abandoned assets                                --           87,441           --
    Gain from sale of assets                                   137           --             --
    Issuance of warrants for services
      rendered                                                --             --          479,500
    Issuance of common stock in connection
      with Series E buyback transaction                    144,375           --             --
    Issuance of common stock and options
      for directors' fees and professional
      services rendered                                     16,500        151,957        725,091
    Equity in losses of unconsolidated
      subsidiary                                           385,139        606,647        140,524
    (Increase) decrease in:
      Accounts receivable                                  114,661       (114,661)          --
      Prepaid expenses and other current
        assets                                              69,277         63,839       (111,243)
      Office lease deposit                                  56,867         (1,100)        55,700
    Increase (decrease) in:
      Accounts payable and accrued expenses                540,917        293,027       (485,959)
      Loans payable - stockholders                            --         (111,000)      (150,000)
                                                       -----------    -----------    -----------
        Net cash used in operating activities           (3,736,946)    (3,924,411)    (3,382,367)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in Netmatics                                   --          (87,441)          --
    Purchase of property and equipment                     (13,427)       (29,212)      (106,028)
    Investment in unconsolidated subsidiary                   --         (276,000)      (654,000)
    Proceeds from sale of assets                               250           --             --
                                                       -----------    -----------    -----------
        Net cash used in investing activities              (13,177)      (392,653)      (760,028)
                                                       -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Warrants issued for services rendered -
    net of charges to APIC                                    --         (215,546)          --
  Buyback common stock                                    (383,383)          --             --
  Buyback Series E convertible preferred
    stock                                                 (100,000)          --             --
  Loans payable to stockholders                               --           25,000           --
  Repayment from(Advance to) unconsolidated
    subsidiary                                           2,191,985     (3,724,000)      (538,000)
  Proceeds from sale of common stock                          --          166,659      2,000,000
  Proceeds from sale of Series B convertible
    preferred stock                                           --             --        2,341,219
  Proceeds from sale of Series D convertible
    preferred stock                                           --             --        1,500,000
  Proceeds from sale of Series C convertible
    preferred stock - net                                     --        2,093,900           --
  Proceeds from sale of Series E convertible
    preferred stock                                           --        6,759,000           --
  Proceeds from sale of Series G convertible
    preferred stock                                      2,000,000           --             --
                                                       -----------    -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                3,708,602      5,105,013      5,303,219
                                                       -----------    -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                                (41,521)       787,949      1,160,824

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             2,134,662      1,346,713        185,889
                                                       -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                 $ 2,093,141    $ 2,134,662    $ 1,346,713
                                                       ===========    ===========    ===========

See notes to consolidated financial statements.



AMTEC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED MARCH 31, 1999, 1998 AND 1997
-----------------------------------------------------------------------------

1.   SUPPLEMENTAL CASH INFORMATION:

     No interest or income taxes were paid during fiscal 1999, 1998 and 1997.

2.   NONCASH FINANCING ACTIVITIES:

     In fiscal 1999, shareholder loans payable of $1,452,553 and related accrued interest of $907,068 were cancelled and credited to Additional Paid-In Capital.

     In fiscal 1999, the Company paid a dividend in kind of $210,400 as part of the issuance of Series G Preferred Stock.

     In fiscal 1999, 40.4 shares of Series E Convertible Preferred Stock were converted into 5,554,424 shares of common stock (inclusive of conversions of preferred dividends of $462,057).

     In fiscal 1999, warrants valued at $222,500 were cancelled and credited to Additional Paid-In Capital.

     In fiscal 1999, the Company cancelled a Common Stock Investment Agreement, as permitted by the Agreement, with Promethean Investment Group. 1,019,465 shares previously held in escrow designated for issuance under terms of the agreement were cancelled.

     In fiscal 1999, the option granted to the Hebei Provincial Government to acquire 3,000,000 shares of the Company's common stock at a price of $3.0625 per share was cancelled. Unamortized Deferred Option Cost valued at $918,751 was charged to Additional Paid in Capital.

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

     In fiscal 1998, $850,000 Notes Payable related to a nonrefundable deposit received from a former affiliate was credited to Additional Paid in Capital.

     In fiscal 1998, 1,524,178 shares of the Company's Series A Convertible Preferred Shares were canceled in accordance with the terms of a subscription agreement.

     In fiscal 1998, the Company issued stock options valued at $1,837,500 to the Hebei provincial government in exchange for a long-term cooperation agreement.

     In fiscal 1997, 100 shares of Series B Preferred Stock were converted into 1,507,477 shares of common stock.

See notes to consolidated financial statements.




AMTEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1999, 1998 AND 1997
-----------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND LINE OF BUSINESS - AmTec Inc. (the "Company" or "AmTec") through its majority-owned subsidiary (accounted for under the equity method of accounting) in the People's Republic of China ("PRC") is involved in providing financing and assistance in building telecommunications networks for third parties in the PRC. The Company, through its wholly-owned subsidiary ITV Communications, Inc. ("ITV") was engaged in the design, manufacture and sale of technologically advanced communication devices. In January 1996, the Company sold all of the business and operating assets of ITV and is no longer involved in the business that ITV was engaged in. ITV remains inactive during the year ended March 31, 1999.

     On July 8, 1997, the Company changed its name from AVIC Group International, Inc. to AmTec, Inc.

     During fiscal 1998 the Company organized two wholly-owned subsidiaries, one a Bermuda company and the other a British Virgin Island company. There was no activity in either company during the years ended March 31, 1999 and 1998.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the Company's wholly- owned subsidiaries, ITV Communications, Inc, and the Bermuda company and the British Virgin Island company, as noted above, all dormant companies. All significant intercompany accounts and transactions are eliminated in consolidation.

     EQUITY METHOD OF ACCOUNTING - The Company accounts for its subsidiary Hebei United Telecommunications Equipment Co., Ltd. ("Hebei Equipment") (a limited life Sino-foreign joint venture) using the equity method of accounting as minority shareholders of Hebei Equipment have substantive participating rights under the joint venture contracts. The Company reports its investment in Hebei Equipment under the caption Investments in and advances to unconsolidated subsidiary. Under the equity method, the investment is carried at cost of acquisition, plus the Company's equity in undistributed earnings or losses since acquisition. Equity in the losses of the unconsolidated subsidiary is recognized according to the Company's percentage ownership in the unconsolidated subsidiary until the Company contributed capital has been fully depleted. Reserves are provided where management determines that the investment or equity in earnings is not realizable. For the period ending March 31, 1998, the Company used an ownership percentage of 60.8% for purposes of calculating the share of losses of its unconsolidated subsidiary since it did not increase its ownership percentage in Hebei Equipment to 70% until after the close of Hebei Equipment's fiscal year-end on December 31, 1997. For the year ended March 31, 1999, the Company recognized 70% of losses of its unconsolidated subsidiary. Hebei Equipment owns 51% of Hebei United Telecommunications Engineering Company, Ltd. ("Hebei Engineering"). Hebei Equipment also accounts for its investment using equity method of accounting as minority shareholders of Hebei Engineering have substantive participating rights under the joint venture contracts.

     DIFFERENCE IN YEAR END - The Company's share of equity in losses of Hebei Equipment included in the consolidated financial statements are as of and for the years ended December 31, 1998 and 1997, Hebei Equipment's year-end. Since inception the Company has had a March 31 year-end. The Company kept this year-end even though its subsidiaries have a calendar year-end so that delays in receiving information from China would not cause problems for the Company in meeting its reporting deadlines. However, the Company does monitor events in the lag period and, where appropriate, would disclose the occurrence of any significant event during such lag period. All companies established under PRC law are required to have a December 31 fiscal year-end date. Hebei Equipment and Hebei Engineering are equity joint venture companies established under PRC law.

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

          Furniture, fixtures and equipment      5 years
          Leasehold improvement                  5 years
          Computer software                      3 years

     LONG-LIVED ASSETS - The Company evaluates long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. When such events occur, the Company measures impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss. The impairment loss, if determined, would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company determined that, as of March 31, 1999 and 1998, there had been no impairment in the carrying value of the long-lived assets.

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

     COMPREHENSIVE INCOME - Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" establishes new rules for reporting and display of comprehensive income and its components. Other than an insignificant amount of foreign currency transactions, the Company has no other items of other comprehensive income and the net loss reported in the statement of operations is equivalent to the total comprehensive loss.

     SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION - SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments, in each case to the corresponding amounts in the general purpose financial statements. The Company adopted FASB 131 during the year and since the Company only invested in the Hebei Equipment, no other reportable segments were reported in the financial statements.

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

2.   INVESTMENT IN AND ADVANCE TO UNCONSOLIDATED SUBSIDIARY

     The Company determined that it should conduct its operations in the PRC through a Sino Foreign Joint Venture ("SFJV"), Hebei Equipment. In March 1996, the Company invested $1,170,000 in a PRC joint venture, advanced $540,000 to its joint venture partner and requested from the Hebei Provincial government approval for conversion of such company to an SFJV. In September 1996, preliminary regulatory approval for Hebei Equipment was granted and the SFJV was formed with the Company holding a 60.8% interest in the entity. In April 1997, the Company received final PRC regulatory approval for the SFJV. The Company invested an additional $276,000 in Hebei Equipment during the fiscal-year ended March 31, 1998, resulting in an increase in its holding to 70%. An additional $3,724,000 was advanced as a loan to the joint venture during the fiscal year March 31, 1998. $ 2,191,985 was repaid by Hebei Equipment during the fiscal year March 31, 1999.

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

     The following summarized the major activities of Hebei Equipment and its subsidiary:

     A.   HEBEI ENGINEERING'S INVESTMENT IN GSM NETWORKS

     Hebei Equipment, through its 51%-owned subsidiary, Hebei Engineering has funded, up to December 1998, approximately $33,560,000 in the construction of GSM telecommunications networks (the "GSM networks") in Hebei Province of the PRC. The GSM networks are being built pursuant to a 15-year Project Cooperation Contract with China United Communications Company ("UNICOM"). Terms of the Project Cooperation contract include the following:

     Initially, UNICOM will own 30% of the assets while Hebei Engineering will own 70% of the assets.

     Both parties agree to distribute the profit according to the "Distributable Cash Flow" (as defined) with 22% going to UNICOM and 78% going to Hebei Engineering.

     Each year, Hebei Engineering will transfer ownership of assets to UNICOM equal in value to the Distributable Cash Flow received up to 60% of the assets in any one year. The maximum amount of assets transferred will not exceed 90% of the assets until termination of the Project Cooperation Contract.

     Upon the termination of the contract the remaining 10% of the network assets shall be assigned to UNICOM without any further consideration.

     Hebei Engineering will continue to receive 78% of the Distributable Cash Flow after transfer of all the assets for the remainder of the 15-year period.

     Under PRC law, foreign investment entities, such as Hebei Engineering, are not permitted to own or operate telecommunications networks. Substantially all of the Hebei Engineering's revenues are derived from contractual arrangements for the sharing of cash flow from network operations rather than from ownership or operation of the networks. Hebei Engineering has recorded its investment as right to future cash flow (GSM Construction Costs) at cost and is amortizing it over the remaining life of the project beginning with the fiscal-year ending March 31, 1998. Income from the GSM Networks is recognized at the time when Hebei Engineering can estimate or calculate the portion of its Distributable Cash Flow from the Networks. UNICOM commenced operation of the GSM Networks in February 1997.

     The investment in the GSM Networks is depreciated on a straight-line basis over the remaining life of the Project Cooperation Contract from the year the network began to operate. Amortization of the Investment in GSM Networks for the year ended March 31, 1999 amounted to approximately $4,600,000.

     Net revenue from GSM Networks recognized by Hebei Engineering for the year ended December 31, 1998 and 1997 was RMB6,488,482 and RMB 1,706,499, respectively.

     B.   SUMMARY FINANCIAL INFORMATION FOR THE UNCONSOLIDATED SUBSIDIARY

     The following tables represent summary financial information for the Joint Venture (Hebei Equipment) as of and for the years ended December 31, 1998 and 1997:

                                             HEBEI           HEBEI
                                           EQUIPMENT       EQUIPMENT
                                              1998            1997
                                              RMB             RMB

         Revenues                             --               --
                                          ===========    ============

         Net loss                         (4,555,098)    (10,284,529)
                                          ===========    ============

         Total assets                     22,790,840      45,480,245
                                          ===========    ============

         Total liabilities                12,707,249      30,841,556
                                          ===========    ============

3.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                       1999           1998

         Furniture, fixtures and equipment          $ 208,277     $ 201,258
         Leasehold improvements                        18,009        17,498
         Computer software                             15,385        12,273
                                                    ---------     ---------
                                                      241,671       231,029
         Less accumulated depreciation                144,745        91,893
                                                    ---------     ---------
                                                    $  96,926     $ 139,136
                                                    =========     =========

     Depreciation expense for fiscal years ended March 31, 1999, 1998 and 1997 was $55,250, $43,432 and $28,905 respectively.

4.   COMMITMENTS AND CONTINGENCIES

     LEASES - The Company leases a facility for its corporate and operations offices under a long-term lease agreement. Minimum annual rental commitments under this lease are as follows:


         MARCH 31,
         2000                                       $ 334,400
         2001                                          55,733
                                                    ---------
                                                    $ 390,133
                                                    =========

     Rent expense for fiscal years ended March 31, 1999, 1998 and 1997 was $356,357, $337,763 and $369,969 respectively.

     EMPLOYMENT AGREEMENTS - The Company has entered into employment agreements with officers expiring through January 2001 with aggregate annual salaries of $1,000,000.

     LITIGATION - A first amended complaint, dated April 15, 1996, was filed against the Company, ITV, and other parties, including certain of the Company's officers, directors and principal stockholders, by Jacqueline Brandwynne, a stockholder of the Company, in a matter captioned "Jacqueline B. Brandwynne vs. AVIC Group International, Inc., et al." The complaint, filed in the Superior Court of California, County of Los Angeles, alleges fraud, misrepresentation and breach of contract with respect to the sale of 666,667 shares of ITV stock for $1,000,000 prior to the completion of the Reorganization Agreement between the Company and ITV (the "Reorganization Agreement") in February 1995, in connection with which the shares of ITV were exchanged on a two for one basis for shares of the Company. The complaint alleges that certain misrepresentations were made in connection with the sale of the 666,667 shares and that the claimant was entitled to receive 666,667 shares of the Company after the completion of the Reorganization Agreement. The complaint seeks rescission of the transaction and damages of no less than $1,000,000. The complaint also alleges a claim in connection with an alleged oral employment agreement for 125,000 options to purchase shares of the Company's Common Stock at an exercise price of $0.35 per share and the right to purchase additional shares of Common Stock at $1.00 per share, plus other benefits, including a salary of no less than $130,000. Management of the Company believes that these claims are without merit, that there are valid defenses to each claim and is in the process of vigorously defending the matter. (See note 10)

     The Company is not aware of any pending litigation that could have a materially adverse effect on the Company's business, financial condition or results of operations.

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

5.   STOCKHOLDERS' EQUITY

     CANCELLATION OF LOANS PAYABLE TO SHAREHOLDERS - In fiscal 1999, loans payable and accrued interest in the amount of $2,359,621 were cancelled and credited to Additional Paid-In Capital account.

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

     REPURCHASE OF COMMON STOCK - On September 14, 1998 the Company announced its intention to purchase up to $1 million of its Common Stock on the open market. As of March 31, 1999, the Company had purchased 330,800 shares under this program for a total cost of approximately $383,383. All common stock repurchased was cancelled as of March 31, 1999.

     SALE OF COMMON STOCK - In November 1996, the Company sold 1,000,000 shares of the Company's common stock through subscription agreements. The Company received $2 million in proceeds with respect to these subscriptions. The price per share reflected the quoted market value of the common shares at the time of the transactions.

     During fiscal 1998, 69,000 common shares were issued in connection with the exercise of certain employee stock options. Proceeds from these issuance aggregated $34,750.

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

     SERIES E CONVERTIBLE PREFERRED STOCK - On October 22, 1997, the Company issued 74 shares of its Series E Convertible Preferred Stock (the "Series E Preferred"), par value $.001 per share and at a price of $100,000 per share and paying an 8% in-kind dividends. The net proceeds the Company received were approximately $6,759,000. The Series E Preferred has a stated liquidation preference value of $100,000 per share plus accrued in-kind 8% dividends since the date of issuance. Such liquidation preference is senior to all common stock but in parity with other series of preferred stock of the Company. The holders of Series E Preferred have no voting rights except with respect to certain matters that affect the rights related to the Series E Preferred.

     Conversion of the Series E Preferred into Common Stock, which are restricted by certain "lock-up" agreements, is based on the lower of:
     (i) the lesser of a 10% premium to the market price of the Company's Common Stock, as reported on the American Stock Exchange, at the time of the investment's closing or of a 10% premium to the 10 day average trading price six months after the close or (ii) a discount to the lowest trade during the five (5) trading days prior to each conversion. The discount, which ranges from 15% to 20%, depends upon the date of the shareholders' conversion of the Series E Preferred, with the discount increasing as the period the shares are held increases. Warrants were issued to five of the Series E Investors to purchase up to 1,236,364 shares of the Company's Common Stock at a price equal to 120% of the market price of the Company's Common Stock at the time of the investment's closing. The number of warrants issued to each investor depended upon the amount invested and the length of the "lock-up" agreed upon between the Company and investor.

     The Company registered 13,832,792 shares of common stock on January 16, 1998, to cover the common stock issuable to the Series E Holders upon conversion of their Series E shares and exercise of their warrants. As of March 31, 1999, 41.16 share of the Series E Preferred Stock was converted into 5,661,070 shares of the Company's common stock.

     On November 10, 1998, 38.5 of the Company's Series E Preferred were acquired from an investment fund by the Company and investors known to the Company. As a result of this transaction, the Company bought back
     3.08 shares of its Series E Preferred for $100,000. All of the Series E Preferred repurchased by the Company, which have 53,655 warrants attached, were retired and cancelled on January 20, 1999. 35.42 of the Series E Preferred bought by other investors were converted to Common Stocks on November 11, 1998. In connection to the conversion, the investors entered into a non-binding agreement to hold the converted Common Stock for a specified period of time. An additional 141,680 shares of Common Stocks were issued to the investors with respect to the agreement entered and $144,375 was charged to expenses in the statement of operations.

     SERIES G CONVERTIBLE PREFERRED STOCK - In March 1999, the Company completed a $2,000,000 offering of its Series G Convertible Preferred Stock ("Series G Preferred"). The offering consisted of 20 shares of Series G Preferred at $100,000 per share and warrants to purchase common stock of the Company. Each warrant entitled the holder to purchase one share of common stock at a fixed exercise price of $1.25 per share. The Company allocated $210,400 for the warrants issued using a Black-Scholes model. The value allocated to the Series G Preferred was $1,789,600. In connection with the warrants on the Series G Preferred, the Company credited Additional Paid-in Capital $210,400 and charged preferred dividends in an equal amount.

     The Series G Preferred has a stated liquidation preference value of $100,000 per share plus 8% accrued in-kind dividends since the date of issuance. Such liquidation preference is senior to all common stock but in parity with other series of preferred stock of the Company. The holders of Series G Preferred have no voting rights except with respect to certain matters that affect the rights related to the Series G Preferred.

     There was no conversion on Series G Preferred up to March 31, 1999.

     STOCK WARRANTS - During fiscal 1999, the Company issued 600,000 warrants to purchase the Company's common stock at a fixed exercise price of $1.25 per share. The warrants were issued in connection with the Company's issuance of Series G Preferred (see Series G Convertible Preferred Stock).

     During fiscal 1998, the Company issued warrants to purchase 326,171 shares of the Company's Common Stock to the Placement Agent as fees for services in connection with the placement of the Series E Preferred described above. These warrants have an exercise price of $2.475 per share and expire on October 22, 2002. The Company has assigned a value of $161,450 to these warrants.

     During fiscal 1998, the Company rescinded an agreement it entered into in July 1996 with an investment banking firm in which such firm was to act as a financial advisor to the Company. As part of this rescission the Company canceled warrants to purchase 200,000 shares of the Company's common stock. Professional fees and Warrants were reduced by $147,000 to reflect this cancellation.

     During fiscal 1997, the Company issued 186,111 warrants to purchase the Company's common stock at a conversion price of 110% of the quoted market value at the time of grant. The warrants were issued in connection with the Company's issuance of Series B Preferred (see Series B Convertible Preferred Stock).

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

     In connection with a financial services agreement which has been cancelled during 1999, the Company issued 600,000 warrants to an investment banking firm, 300,000 of which vested at the time the agreement was entered into and 300,000 which were to vest when such firm had raised a minimum of $10 million. During fiscal 1997, with respect to the vested 300,000 warrants, the Company recorded $222,500 in professional fees which management determined to be the fair value of the warrants. The warrants were not exercised and were subsequently cancelled during fiscal 1999. The value of such warrants was credited to Additional Paid-In Capital upon cancellation.

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

     THE PROMETHEAN COMMON STOCK EQUITY AGREEMENT - On March 31, 1997 the Company entered into a Common Stock Investment Agreement with Promethean Investment Group L.L.C. ("Promethean") pursuant to which Promethean would provide a $10 million equity line to the Company. The agreement was cancelled during fiscal year 1999 by the Company in accordance with the terms in the agreement.

     Initially, 1,570,998 shares were issued into escrow on behalf of Promethean. During the year ended March 31, 1998, none of the shares issued under this agreement were released from escrow. During the year ended March 31, 1999, this agreement was cancelled and all the shares issued into escrow on behalf of Promethean were cancelled.

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

     A summary of the status of all of the Company's stock options issued as of March 31, 1999, 1998 and 1997 and changes during the years then ended is presented below:

                                    MARCH 31, 1999            MARCH 31, 1998             MARCH 31, 1997
                             -------------------------  -------------------------   -----------------------

                                              WEIGHTED                   WEIGHTED                 WEIGHTED
                                              AVERAGE                    AVERAGE                  AVERAGE
                                              EXERCISE                  EXERCISE                  EXERCISE
                                NUMBER         PRICE       NUMBER         PRICE       NUMBER       PRICE
     Outstanding at
       beginning of year      12,460,102     $   1.42     7,905,000     $   1.40     7,635,000     $   1.39
     Granted                     527,500         1.14     4,624,102         2.55       280,000         1.74
     Exercised                         0                    (69,000)        0.35             0
     Cancelled                (3,000,000)        3.06             0                    (10,000)        8.25
                             -----------                -----------                 ----------

     Outstanding at end
       of year                 9,987,602     $   1.43    12,460,102     $   1.42     7,905,000     $   1.40
                             ===========     ========   ===========     ========    ==========     ========

     Options exercisable
       at end of year          9,111,994     $   1.46     7,671,102     $   1.28     4,155,000     $   0.42
                              ==========     ========   ===========     ========    ==========     ========

     Weighted average
       fair value of
       options granted
       during the year       $      0.19                $      0.53                 $     0.69
                             ===========                ===========                 ==========

     The above options include options granted to the Hebei Provincial Government during fiscal 1998 to acquire 3,000,000 shares of the Company's common stock at a price of $3.0625 per share. These options, which vest 25% every six months from the date of grant, were cancelled during fiscal 1999. In connection with granting these options, $1,837,500 was recorded as a charge to Deferred Option Cost and a corresponding credit was made to Additional Paid in Capital. During the quarter ended December 31, 1998, the Company cancelled these option granted. Deferred Option Cost of $918,751 was amortized through the cancellation date of these options. The unamortized Deferred Option Cost up to the date of cancellation was charged to Additional Paid in Capital.

     The Company followed the guidelines under SFAS No. 123 to determine the fair value of options at the date of grant. The value was determined using an adjusted Black-Scholes option pricing model. The Black-Scholes model is generally accepted as appropriate primarily for short-term, exchange-traded options. The Company's management has determined that the longer term options it has issued do not have the liquidity of an exchange traded option and where the underlying common stock is not highly liquid (as is the case with the Company's Common Stock), the Black-Scholes formula needs to be adjusted, especially in reference to the volatility measurement used. The Company's stock is thinly traded, averaging around 100,000 shares per day, and cannot be considered highly liquid. For the purpose of valuing the Company's options, which can have up to a ten year life, the following assumptions were used, where the volatility measurement was based on management's expectations and judgement:

         Risk-free rate            4.69 - 5.64%
         Volatility                20-23%
         Expected Life             3 - 5 years
         Expected Dividends        0%


     The following table summarizes information about options outstanding at March 31, 1999:

                                     WEIGHTED                     NUMBER
         RANGE         NUMBER         AVERAGE                   EXERCISABE
          OF        OUTSTANDING      REMAINING      AVERAGE      OPTIONS         AVERAGE
       EXERCISE          AT         CONTRACTUAL    EXERCISE         AT           EXERCISE
        PRICES     MARCH 31, 1999   LIFE (YEARS)     PRICE     MARCH 31, 1999      PRICE

     $0.35-0.355     4,625,000         7.00         0.350        4,625,000        0.350
       0.75            640,000         9.00         0.823          140,000        0.747
       1.5             165,000         9.00         1.114          165,000        1.114
       2.125           527,602         8.00         1.501          277,602        1.502
       3.000         1,012,500         8.00         2.128          886,892        2.128
       3.05-3.10     3,017,500         7.00         3.000        3,017,500        3.000
                     ---------                                   ---------
                     9,987,602                                   9,111,994

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its employee plans. Accordingly, no compensation cost has been recognized with respect to such plans. Had compensation cost for the Company's stock option plans been determined consistent with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net earnings and earnings per share would have approximated the pro forma amounts indicated below:

                                                      1999           1998

     Net loss applicable to common shares -
       as reported                                $(6,251,901)   $(6,802,054)
                                                  ============   ============

     Net loss - pro forma                         $(6,812,194)   $(8,635,367)
                                                  ============   ============

     Loss per common share - as reported          $     (0.23)   $     (0.23)
                                                  ============   ============

     Loss per common share share - pro forma      $     (0.25)   $     (0.29)
                                                  ============   ============

6.   NONREFUNDABLE DEPOSIT

     On March 31, 1998, the Company reduced notes payable of $850,000 related to a nonrefundable deposit it received from a former affiliate. Additional Paid-In Capital was credited for an equal amount.

7.   INCOME TAXES

     The Company had net losses for 1999, 1998 and 1997 and, therefore, no income taxes have been provided.

     As of March 31, 1999, the Company has federal net operating loss carry forwards of approximately $8,933,722 through 2014.

     Significant components of the Company's deferred assets and tax liabilities for federal income taxes consist of the following:

                                                        1999          1998
        Deferred tax assets:
          Net operating loss carryforwards            4,125,593     6,394,688
          Start-up and other costs                    6,623,557     3,027,575
          Research credit                               266,000       266,000
                                                     ----------    ----------
        Total deferred tax assets                    11,015,150     9,688,263

        Valuation allowance for deferred tax
          assets                                    (11,015,150)   (9,688,263)
                                                     ----------    ----------
        Net deferred tax assets                     $       -      $       -
                                                    ===========    ==========

     The net change in the valuation allowance for the years ended March 31, 1999 and 1998 was an increase of $1,326,887 and $1,976,552, respectively.

8.   ITEMS RECORDED IN THE FOURTH QUARTER

     The Company recorded the following noncash items in the fourth quarter of fiscal 1999:

     In connection to Series E Preferred conversion, an additional 141,680 shares of Common Stocks were issued to some investors with respect to a non-binding agreement to hold the converted Common Stock for a specified period of time and $144,375 was charged to expenses in the statement of operations.

     The Company recorded the following noncash items in the fourth quarter of fiscal 1998:

     Preferred stock dividends payable in the form of common stock of $1,399,000;

     A value of stock options awarded to non employees of $1,837,500 was recognized and $459,375 of such value was amortized, and

     Professional fees were reduced by $147,000 as a result of the cancellation of 200,000 warrants issued to an investment-banking firm.

9.   SIGNIFICANT TRANSACTIONS

     On August 27, 1998 the Company signed an agreement with a subsidiary of Global TeleSystems, Inc. ("GTS"), under which a subsidiary of GTS will acquire approximately 5.9 million shares of the Company's common stock and the Company, through a subsidiary, will acquire GTS's 75% interest in a Shanghai-based joint venture. This joint venture hold the rights to a majority share of the cash flow generated by Shanghai VSAT Network Systems (SVC), the premier satellite-based telecommunications network operator in China.

     The consummation of this transaction with GTS is subject to various conditions, including receipt of necessary governmental approvals and other customary closing conditions. In addition, under the American Stock Exchange guidelines the Company will be required to obtain shareholder approval for the number of shares related to this issuance that are in excess of 19.9% of the Common Stock outstanding on the date of issuance. Once all of the conditions in China necessary for the consummation of the transaction are completed, the Company's shareholders will be asked to approve the necessary increase in the shares to be issued for such transaction. At present, GTS is working to complete the pre-closing conditions in China, including obtaining the necessary governmental approvals. The successful completion of this merger is subject to final due diligence and shareholder approval, among other conditions.

     On December 23, 1998, the company signed an agreement with UIHH, an indirect subsidiary of United International Holdings, Inc., under which AmTec will issue to UIHH's direct parent company $12 million of convertible preferred stock ("Series F Shares") in exchange for 100% of the common stock of UIHH. UIHH holds a 49% interest in a Sino-foreign joint venture with the Broadcasting Bureau of Hunan, the monopoly cable television operator in Hunan Province, People's Republic of China.

     The consummation of this transaction with UIHH is subject to various conditions, including receipt of necessary governmental approvals and other customary closing conditions. In addition, under the American Stock Exchange guidelines the Company will be required to obtain shareholder approval for the number of Common Stock related to this issuance that are in excess of 19.9% of the Common Stock outstanding on the date of issuance. Once all of the conditions in China necessary for the consummation of the transaction are completed, the Company's shareholders will be asked to approve the necessary increase in the shares to be issued for the transaction. At present, UIH is working to complete the pre-closing conditions in China, including necessary governmental approvals. The successful completion of this merger is subject to final due diligence and shareholder approval, among other conditions.

10.  SUBSEQUENT EVENTS

     On April 28, 1999, the Company formed a 50-50% joint venture, IP.TEL, LLC with Fusion Telecommunications International, Inc. ("Fusion"), a private facilities-based, multinational long-distance company. Fusion's current service offerings include voice and data, switched and dedicated, domestic and international long-distance and domestic and international prepaid calling cards, provided through a network of owned and leased facilities, leased lines and resale agreements.

     The joint venture will provide value-added telecommunication services, including telephony and data, to and from Asia. Utilizing the Company's established presence in China and Fusion's telecommunications franchise, the companies plan to expand the service offerings of the joint venture to include a fully integrated Internet protocol based network to provide voice and fax services. The joint venture agreement includes language that gives both parties the right of first refusal regarding projects in China within the scope of IP.TEL, LLC's business proposition.

     During May 1999, the Company formed a three-way alliance with Fusion and IXS.NET, a private IP fax service provider, to develop IP fax services Asia. The Company and Fusion agreed to make an equal convertible debt investment into IXS.NET and the Company has an option to acquire up to 50% of IXS.NET. The Company has invested $175,000 under a loan agreement to IXS.NET and expects to enter into an eighteen months convertible debt agreement shortly. The convertible debt agreement will allow for the Company to advance up to $575,000 over the eighteen months period, subject to certain terms and conditions. The business is in the process of starting up in Hebei Province. During the next quarter, the Company anticipates obtaining licenses to expand the service in Sichuan, Beijing, Tanjain and other provinces in China.

     With respect to the complaint related to the "Jacqueline B. Brandwynne vs. AVIC Group International, Inc., et al.", on June 18, 1999, the Company and Jacqueline B. Brandwynne have reached a settlement in principle of the legal proceedings. Subject to documentation and signing of the final agreement, the parties have agreed to release each other from all claims. The Company has agreed to pay Ms. Brandwynne $250,000 in AmTec Common Stock, which includes her claim for attorney's fees. A full provision for the settlement amount was made during the year ended March 31, 1999. While the management of the Company believes that these claims are without merit, and that there are valid defenses to each claim, management believes it is in the best interest of the Company to settle the litigation, eliminate any possible liability exposure, and avoid additional legal fees to defend the litigation.




     INDEPENDENT AUDITORS' REPORT


     TO THE BOARD OF DIRECTORS OF
     HEBEI UNITED TELECOMMUNICATIONS EQUIPMENT CO., LTD.


     We have audited the accompanying balance sheets of Hebei United Telecommunications Equipment Co., Ltd. as of December 31, 1998 and 1997 and the related statements of operations, investors' equity and cash flows for the year ended December 31, 1998 and the period April 29, 1997 (commencement of operations) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Hebei United Telecommunications Equipment Co., Ltd. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the year ended December 31, 1998 and the period April 29, 1997 (commencement of operations) to December 31, 1997 in conformity with accounting principles generally accepted in the United States of America.


     Deloitte Touche Tohmatsu
     Beijing, People's Republic of China
     June 1, 1999




HEBEI UNITED TELECOMMUNICATIONS EQUIPMENT CO., LTD.
BALANCE SHEETS
DECEMBER 31, 1998 AND 1997

                                            December 31,       December 31,
                                                1998               1997
                                            --------------    ---------------
                                                 RMB               RMB
ASSETS

Current Assets:
        Cash and cash equivalents              16,232,535         39,500,312
        Other receivables                       6,169,000          1,102,753
                                            --------------    ---------------

                Total current assets           22,401,535         40,603,065

Property and equipment, net                       389,305            493,430

Investments in a Joint Venture                       -             4,383,750
                                            --------------    ---------------

Total Assets                                   22,790,840         45,480,245
                                            ==============    ===============

LIABILITIES AND INVESTORS' EQUITY

Current Liabilities:
        Amount due to an investor              12,656,909         30,808,631
        Other payables                             50,340             32,925
                                            --------------    ---------------

          Total current liabilities            12,707,249         30,841,556
                                            --------------    ---------------

Total Liabilities                              12,707,249         30,841,556
                                            --------------    ---------------

Commitments and Contingencies

Investors' Equity:
        Capital contribution                   24,923,218         24,923,218
        Accumulated deficit                  (14,839,627)       (10,284,529)
                                            --------------    ---------------

                Total Investors' Equity        10,083,591         14,638,689
                                            --------------    ---------------

Total Liabilities and Investors' Equity        22,790,840         45,480,245
                                            ==============    ===============

     See notes to financial statements





HEBEI UNITED TELECOMMUNICATIONS EQUIPMENT CO., LTD.
STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE PERIOD APRIL 29, 1997 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1997

                                                           April 29, 1997
                                          Year ended      (commencement of
                                         December 31,      operations) to
                                             1998         December 31, 1997
                                       ---------------    ------------------
                                            RMB                  RMB

General and administrative expenses        (1,508,326)            (758,658)

Other (expense) income:
     Operation set up expense                   -               (2,000,000)
     Share of losses of investment
       in Joint Venture                    (4,383,750)          (8,347,533)

     Exchange loss                              -                  (24,680)
     Interest income                        1,336,978              846,342
                                       ---------------    -----------------

Net loss                                   (4,555,098)          (10,284,529)
                                       ===============    ==================

See notes to financial statements




HEBEI UNITED TELECOMMUNICATIONS EQUIPMENT CO., LTD.
STATEMENTS OF INVESTORS' EQUITY
DECEMBER 31, 1998 AND 1997


                                 Capital        Accumulated
                               Contribution       Deficit           Total
                               ------------    --------------    ------------
                                   RMB               RMB             RMB
Balance, April 29, 1997             -                 -               -

Capital contribution             24,923,218           -           24,923,218
Net loss                            -            (10,284,529)    (10,284,529)
                               ------------    --------------    ------------

Balance, December 31, 1997       24,923,218      (10,284,529)     14,638,689

Net loss                            -             (4,555,098)     (4,555,098)
                               ------------    --------------   -------------

Balance, December 31, 1998       24,923,218      (14,839,627)     10,083,591
                               ============    ==============   =============


See notes to financial statements



HEBEI UNITED TELECOMMUNICATIONS EQUIPMENT CO., LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE PERIOD APRIL 29, 1997 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1997

                                                               April 29, 1997
                                                               (commencement
                                                 Year ended    of operations)
                                                December 31,   to December 31,
                                                    1998             1997
                                                ------------   --------------
                                                     RMB             RMB

Cash flows from operating activities:
   Net loss                                       (4,555,098)    (10,284,529)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
   Depreciation                                       95,981          37,928
   Loss on disposal of equipment                      10,944           --
   Equity in losses of investment in Joint
     Venture                                       4,383,750       8,347,533
   Changes in assets and liabilities:
     Other receivables                            (5,066,247)     (1,102,753)
     Amount due to an investor                   (18,151,722)     30,808,631
     Other payables                                   17,415          32,925
                                                ------------   -------------
  Net cash (used in) provided by operating
    activities                                   (23,264,977)     27,839,735
                                                ------------   -------------

Cash flows from investing activities:
   Additions of property and equipment                (2,800)       (531,358)
                                                ------------   -------------
  Net cash used in investing activities               (2,800)       (531,358)
                                                ------------   -------------

Cash flow from financing activities:
   Capital contribution                                  -        12,191,935
                                                ------------   -------------
Net cash provided by financing activities                -        12,191,935
                                                ------------   -------------

Net (decrease) increase in cash and cash
  equivalents                                    (23,267,777)     39,500,312
Cash and cash equivalents, beginning of
  period                                          39,500,312             -
                                                ------------   -------------

Cash and cash equivalents, end of period          16,232,535      39,500,312
                                                ============   =============


Non-cash transactions:

During the period ended December 31, 1997, DEVELOPMENT CO. and CATCH contributed their interest in a Joint Venture valued at RMB 12,731,283 into the Company as capital contribution.

See notes to financial statements




HEBEI UNITED TELECOMMUNICATIONS EQUIPMENT CO., LTD.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE PERIOD APRIL 29, 1997 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1997

1.     ORGANIZATION

       Hebei United Telecommunications Equipment Co., Ltd (`the Company") was established on April 29, 1997 as a limited liability joint venture company in the People's Republic of China ("PRC"). The period of operation is twenty years. The registered capital of the Company was US$3 million, of which 60.8% (US$ 1.824 million) was contributed by AmTec, Inc. (formerly known as AVIC Group International, Inc.), 9.2% (US$ 276,000) by CATCH Telecommunication Co., Ltd. (the "CATCH") and 30% (US$ 900,000) by Hebei United Telecommunications Development Co., Ltd. (the "DEVELOPMENT CO."). On November 7, 1997, CATCH agreed to transfer its interest in the Company to AmTec, Inc. Subsequent to the transfer (which occurred after December 31, 1997), AmTec, Inc. owns 70% (US$ 2.1 million) and DEVELOPMENT CO. owns 30% (US$900,000) of the Company's registered capital. The Company's major activity to date is an investment in a Chinese joint venture which is mainly engaged in the development and construction of telecommunication systems, and providing related technical consulting and repair services.

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

       The principal adjustments made to conform the statutory financial statements of the Company to US GAAP included the following:
       o Adjustment to write off organization and operation set up expenses.
       o    Adjustment to write off exchange loss.

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

       Comprehensive Income - Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" establishes new rules for reporting and display of comprehensive income and its components. The Company has no items of other comprehensive income and the net loss reported in the statement of operations is equivalent to the total comprehensive loss.

       Segments of an Enterprise and Related Information - SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments, in each case to the corresponding amounts in the general purpose financial statements. The Company adopted FASB 131 during the year and since the Company only invested in the Hebei Engineering, no other reportable segments were reported in the financial statements.

       Concentration of credit risk - Financial instruments that potentially subject the Company to concentrations of credit risk consists principally of temporary cash investments. The Company places its temporary cash investments with various financial institutions in the PRC. The Company believes that no significant credit risk exists as these investments are made with high-credit, quality financial institutions.

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

       Fair value of financial instrument - The carrying values of cash and cash equivalents, other receivables, other payables, and amount due to an investor approximate fair value because of the short maturity of these instruments.

       New accounting standard not yet adopted - The Financial Accounting Standards Board has issued a new standard SFAS No. 133, "Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 1999. Management has not yet completed the analysis of the impact this would have on the financial statements of the Company and has not yet adopted this standard.

4.    OPERATION SET UP EXPENSE

      Amount represents payment to CATCH for services provided in connection with the formation of the Company.

5.    INCOME TAX

      The statutory income tax rate of the Company is 33%. There is no provision for the income taxes during the year ended December 31, 1998 and the period from April 29, 1997 (commencement of operations) to December 31, 1997 as the Company incurred losses during the relevant periods.

      Deferred tax assets of RMB695,754 and RMB639,209 existed as at the end of 1998 and 1997, respectively, arising from a temporary difference. A valuation allowance has been established for the full amount of the deferred tax assets since it is considered more likely than not that all of the deferred assets will not be realized.

       Deferred tax assets are composed of the following:

                                                December 31,
                                      ----------------------------------
                                           1998               1997
                                      ---------------    ---------------
                                           RMB                RMB

          Operation set up expense            660,000            660,000
          Organization expenses                20,948           (60,980)
          Exchange gain/loss                    8,144              8,144
          Other                                 6,662             32,045
          Valuation allowance               (695,754)          (639,209)
                                      ---------------    ---------------
                                            -                  -
                                      ===============    ===============


6.      PROPERTY AND EQUIPMENT

       Property and equipment consists of the following:


                                                   December 31,       December 31,
                                                  ---------------    ---------------
                                                       1998               1997
                                                  ---------------    ---------------
                                                       RMB                RMB
         At cost:
         Furniture, fixtures and equipment               222,358            233,958
         Motor vehicles                                  297,400            297,400
                                                  ---------------    ---------------
                                                         519,758            531,358
         Less: Accumulated depreciation                  130,453             37,928
                                                  ---------------    ---------------
                                                         389,305            493,430
                                                  ===============    ===============

     All assets are located in the PRC.

7.     INVESTMENT IN A JOINT VENTURE

     The Company holds a 51% interest in Hebei Engineering, which is developing GSM networks in the ten largest cities in Hebei Province, PRC. Nippon Telegraph and Telephone International, Inc. ("NTTI") and Itochu Corporation hold the remaining 49% interest in Hebei
     Engineering.

     The Company's investment in the joint venture were accounted for by the equity method of accounting because minority shareholders of Hebei Engineering have substantive participating rights under the provision of the Joint Venture contracts.(See Note 3)


                                                   December 31,       December 31,
                                                       1998               1997
                                                   --------------     --------------
                                                        RMB                RMB

         Cost                                         12,731,283         12,731,283
         Less: Share of losses                       (12,731,283)        (8,347,533)
                                                   -------------      -------------
                                                             -            4,383,750
                                                   =============      =============

      Hebei Engineering is a Sino-foreign equity joint venture established on January 31, 1996 in the PRC. The period of operation is twenty-five years. The registered capital of the Company is US$ 3 million. The Company is mainly engaged in the development and construction of telecommunication systems, and providing related technical consulting services.

      The summarized balance sheet of Hebei Engineering as of December 31, 1998 and 1997 and its statement of operations for the years ended December 31, 1998 and the period April 29, 1997 (commencement of operations) to December 31, 1997 are as follows:


      Balance Sheet
                                                   December 31,       December 31,
                                                       1998               1997
                                                  ---------------    ---------------
                                                       RMB                RMB
      ASSETS

      Current Assets:                                 31,169,950         30,233,253

      Other assets                                     5,336,274          5,840,362

      Investment in GSM networks                     240,385,622        235,635,325
                                                  ---------------    ---------------

      Total Assets                                   276,891,846        271,708,940
                                                  ===============    ===============

      LIABILITIES AND INVESTORS' (DEFICIT) EQUITY

      Current liabilities                             44,701,454         85,938,393

      Long-term Liabilities:                         237,826,398        177,052,277
                                                  ---------------    ---------------

      Total Liabilities                              282,527,852        262,990,670
                                                  ---------------    ---------------

      Investors' (deficit) equity:                   (5,636,006)          8,718,270
                                                  ---------------    ---------------

      Total Liabilities and  Investors'(deficit)
      equity                                        276,891,846         271,708,940
                                                  ===============    ===============

      Statement of operations
                                                    Year ended        Year ended
                                                   December 31,      December 31,
                                                       1998              1997
                                                  ---------------   ----------------
                                                       RMB                RMB

      Net revenue from GSM networks                   6,488,482          1,706,499

      Total expenses                                (22,726,394)       (20,348,240)
                                                  ---------------   ----------------

      Net loss from operations                      (16,237,912)       (18,641,741)

      Total other income, net                         1,883,636          2,274,029
                                                  ---------------   ----------------

      Net loss                                      (14,354,276)       (16,367,712)
                                                  ===============   ================

8.    AMOUNT DUE TO AN INVESTOR

      The amount represents funds advanced to the Company by AmTec, Inc. These amounts are payable on demand and bear no interest.

9.     CAPITAL CONTRIBUTION

                                     December 31, 1998 and 1997
                                    -------------------------------
                                    Ownership            RMB
      Capital contributed by:

      DEVELOPMENT CO.                        30%          7,480,150
      AmTec Inc.                             70%         17,443,068
                                    -------------   ---------------
                                            100%         24,923,218
                                    ============   ================


10.    COMMITMENTS

       The Company leases certain buildings under operating leases, which expire through March 1999. Rental expense under operating leases was RMB 100,128 and RMB 62,580 in 1998 and 1997 respectively.

       The aggregate annual minimum operating lease commitments under all non-cancellable leases at December 31, 1998 is RMB 16,700 for a lease expiring during the fiscal year 1999.

11.    RETIREMENT BENEFITS

       The Company's employees are entitled to a retirement pension calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to these retired employees. The Company is required to make contributions to the state retirement plan at rates ranging from 18% to 20% of the adjusted monthly basic salaries of the current employees. The expense of such arrangements to the Company was insignificant for the periods presented. The Company is not obligated under any other post-retirement plans and post-employment benefits are not material.




                        INDEPENDENT AUDITORS' REPORT

   TO THE BOARD OF DIRECTORS OF
   HEBEI UNITED TELECOMMUNICATIONS ENGINEERING CO., LTD.


   We have audited the accompanying balance sheets of Hebei United Telecommunications Engineering Co., Ltd. as of December 31, 1998 and 1997 and the related statements of operations, investors' equity and cash flows for the years ended December 31, 1998 and 1997 and the period from January 31, 1996 (commencement of operations) to December 31,1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such financial statements present fairly, in all material respects, the financial position of Hebei United Telecommunications Engineering Co., Ltd. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the year ended December 31, 1998, 1997 and the period from January 31, 1996 (commencement of operations) to December 31, 1996 in conformity with accounting principles generally accepted in the United States of America.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from operations and has negative working capital that rises substantial doubt about the ability to continue as a going concern. Management's explanations in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.




   Deloitte Touche Tohmatsu
   Beijing, People's Republic of China
   June 1, 1999



HEBEI UNITED TELECOMMUNICATIONS ENGINEERING CO., LTD.
BALANCE SHEETS
DECEMBER 31, 1998 AND 1997


                                                                       December 31
                                                              ------------------------------
                                                                  1998             1997
                                                              -------------    -------------
                                                                   RMB             RMB
ASSETS

Current Assets:
        Cash and cash equivalents                               23,869,946       29,278,905
        Accounts receivable                                      6,829,981          -
        Other receivables                                          470,023          954,348
                                                              -------------    -------------
                Total current assets                            31,169,950       30,233,253

Property and equipment, net                                      5,273,129        5,783,117

Deferred assets                                                     63,145           57,245

Investment in GSM networks, net                                240,385,622      235,635,325
                                                              -------------    -------------

Total Assets                                                   276,891,846      271,708,940
                                                              =============    =============


LIABILITIES AND INVESTORS' EQUITY (DEFICIENCY)

Current Liabilities:
        Amount due to investors                                    844,392          997,597
        Other payables                                          10,675,770       84,888,076
        Accrued expenses                                            66,492           52,720
        Long-term loan due within 1 year                        33,114,800                -
                                                              -------------    -------------
          Total current liabilities                             44,701,454       85,938,393
                                                              -------------    -------------

Long-term Liabilities:
        Long-term loans                                        230,313,434      165,816,800
        Other payables                                           7,512,964       11,235,477
                                                              -------------    -------------
                                                               237,826,398      177,052,277
                                                              -------------    -------------

Total Liabilities                                              282,527,852      262,990,670
                                                              -------------    -------------

Commitments and Contingencies

Investors' equity (deficit):
        Capital contribution                                    24,963,300       24,963,300
        Capital reserve                                             (4,800)          (4,800)
        Accumulated deficit                                    (30,594,506)     (16,240,230)
                                                              -------------    -------------
                Total investors' (deficit) equity               (5,636,006)       8,718,270
                                                              -------------    -------------

Total Liabilities and Investors' Equity                        276,891,846      271,708,940
                                                              =============    =============

See notes to financial statements




HEBEI UNITED TELECOMMUNICATIONS ENGINEERING CO., LTD.
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE PERIOD JANUARY 31, 1996 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1996



                                                                             January 31, 1996
                                           Year ended       Year ended       (commencement
                                          December 31,     December 31,     of operations)
                                              1998             1997           to December
                                                                               31, 1996
                                         ---------------   --------------   ----------------
                                              RMB               RMB               RMB

Net revenue from GSM networks                 6,488,482        1,706,499           -
                                         ---------------   --------------   ----------------

Expenses:
    General and administrative expenses     (2,694,259)      (2,222,446)        (1,340,568)
    Amortization of GSM networks           (20,032,135)     (18,125,794)           -
                                         ---------------   --------------   ----------------
Total expenses                             (22,726,394)     (20,348,240)        (1,340,568)
                                         ---------------   --------------   ----------------

Net loss from operations                   (16,237,912)     (18,641,741)        (1,340,568)
                                         ---------------   --------------   ----------------

Other income (expense) :
    Rental income, net                          461,784          736,965            352,724
    Other income, net                              -             250,000           -
    Interest income                           1,266,668        1,328,727          1,277,390
    Exchange (gain) loss                        233,713         (41,663)          (162,064)
    Interest expense                           (78,529)              -             -
                                         ---------------   --------------   ----------------
Total other income (expense)                  1,883,636        2,274,029          1,468,050
                                         ---------------   --------------   ----------------

Net (loss) income                          (14,354,276)     (16,367,712)            127,482
                                         ===============   ==============   ================


See notes to financial statements


HEBEI UNITED TELECOMMUNICATIONS ENGINEERING CO., LTD.
STATEMENTS OF INVESTORS' EQUITY/ (DEFICIT)
DECEMBER 31, 1998, 1997 AND 1996



                                                                 Retained
                                    Capital       Capital        earning/
                                  contribution    reserve      (Accumulated        Total
                                                                 deficit)
                                  ------------- ------------- ---------------- --------------
                                      RMB           RMB             RMB             RMB

Balance, January 31, 1996              -             -               -               -

Capital contribution                24,963,300       -               -            24,963,300
Exchange difference on capital
contribution                           -             (4,800)         -               (4,800)
Net income                             -             -                127,482        127,482
                                  ------------- ------------- ---------------- --------------

Balance, December 31, 1996          24,963,300       (4,800)          127,482     25,085,982

Net loss                               -             -           (16,367,712)   (16,367,712)
                                  ------------- ------------- ---------------- --------------

Balance, December 31, 1997          24,963,300       (4,800)     (16,240,230)      8,718,270

Net loss                               -             -           (14,354,276)   (14,354,276)
                                  ------------  ------------- ---------------- --------------

Balance, December 31, 1998          24,963,300       (4,800)     (30,594,506)    (5,636,006)
                                  ============= ============= ================ ==============


See notes to financial statements




HEBEI UNITED TELECOMMUNICATIONS ENGINEERING CO., LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE PERIOD FROM JANUARY 31, 1996 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1996


                                                                            January 31, 1996
                                               Year ended     Year ended     (commencement
                                              December 31,   December 31,   of operations)
                                                  1998           1997         to December
                                                                               31, 1996
                                              -------------- -------------- ----------------
                                                   RMB            RMB             RMB

Cash flows from operating activities:
   Net (loss)/income                           (14,354,276)   (16,367,712)          127,482
   Adjustments to reconcile net (loss)
     income to net cash provided by
     operating activities:
   Loss on disposals of equipment                     6,043          9,407         -
   Depreciation                                     501,745        358,278          119,003
   Amortization of investment in GSM networks    20,032,135     18,125,794         -
   Changes in assets and liabilities:
     Accounts receivable                         (6,829,981)        -              -
     Other receivables                              484,325       (869,654)         (84,694)
     Other payables                                 364,203        369,218          324,892
     Accrued expenses                                13,772         28,160           24,560
                                              -------------- -------------- ----------------
Net cash provided by operating activities           217,966      1,653,491          511,243
                                              -------------- -------------- ----------------

Cash flows from investing activities:
   Short-term investment                            -              270,300        (270,300)
   Additions of property and equipment              -          (3,113,736)      (3,156,070)
   Proceeds from disposal of equipment                2,200        -               -
   Investment in GSM networks                 (103,234,659)   (69,144,541)     (88,189,538)
   Others                                           (5,900)        (8,500)         (48,744)
                                              -------------- -------------- ----------------
Net cash used in investing activities         (103,238,359)   (71,996,477)     (91,664,652)
                                              -------------- -------------- ----------------

Cash flow from financing activities:
   Proceeds from loans                          107,211,434     66,238,400      161,997,650
   Repayment of loans                           (9,600,000)        -           (62,419,250)
   Capital contribution                             -              -             24,958,500
                                              -------------- -------------- ----------------
Net cash provided by financing activities        97,611,434     66,238,400      124,536,900
                                              -------------- -------------- ----------------

(Decrease) increase in cash and cash
  equivalents                                    (5,408,959)    (4,104,586)      33,383,491
Cash and cash equivalents, beginning of
  period                                         29,278,905     33,383,491         -
                                              -------------- -------------- ----------------

Cash and cash equivalents, end of period         23,869,946     29,278,905       33,383,491
                                              ============== ============== ================

Supplemental disclosures of cash
flows information:
   Interest paid                                 20,602,968      8,144,426         -
                                              ============== ============== ================

See notes to financial statements




HEBEI UNITED TELECOMMUNICATIONS ENGINEERING CO., LTD.
NOTES TO FINANCIAL STATEMENTS

1.     GENERAL

       Hebei United Telecommunications Engineering Co., Ltd (the "Company") was established on January 31, 1996 as a limited liability joint venture company in the People's Republic of China ("PRC"). The period of operation is twenty-five years. The registered capital of the Company is US$3 million, of which 51% (US$1.53 million) was contributed by Hebei United Telecommunications Equipment Co., Ltd. ("Hebei Equipment"), and 49% (US$ 1.47 million) by NTT International Corporation ("NTT"). On October 18, 1996, NTT agreed to transfer 19.6% of the capital in the Company to Itochu Corporation ("ITOCHU") with effect from December 27, 1996. Subsequent to the transfer, Hebei Equipment owns 51% (US$1.53 million), NTT owns 29.4% (US$882,000) and ITOCHU owns 19.6% (US$588,000) of the Company's registered capital. The Company is mainly engaged in developing and assisting in construction of telecommunication systems, and providing related technical consulting services.

       The Company has invested approximately RMB 253 million in the construction of GSM telecommunications networks (the "GSM networks") in Hebei Province of the PRC. The GSM networks are being built pursuant to a 15-year Project Cooperation Contract with China United Communications Company ("UNICOM"), the operator of the GSM Networks. Terms of the contract include the following:

       Initially, UNICOM will own 30% of the assets while the Company will own 70% of the assets. Both parties agreed to distribute the profit according to the "Distributable Cash Flow" (as defined) with 22% going to UNICOM and 78% going to the Company. Each year, the Company will transfer ownership of assets to UNICOM equal in value to the Distributable Cash Flow received up to 60% of the assets. The maximum amount of assets transferred will not exceed 90% of the assets until termination of the Project Cooperation Contract. Upon the termination of the contract the remaining 10% of the network assets shall be assigned to UNICOM without any further consideration. The Company will continue to receive 78% of the Distributable Cash Flow after transfer of all the assets for the remainder of the 15-year period.

       Under PRC law, foreign investment enterprises, such as the Company, are not permitted to own or operate telecommunications networks. Substantially all of the Company's revenues are derived from contractual arrangements for the sharing of cash flow from network operations rather than from ownership or operation of the networks. The Company has recorded its investment (GSM Construction Costs) at cost and is amortizing it over the remaining life of the project. Income from the GSM networks is recognized at the time when the Company can estimate or calculate the portion of its Distributable Cash Flow from the network. UNICOM commenced operation of the GSM networks in February 1997.

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

       The principal adjustments made to conform the statutory financial statements of the Company to US GAAP mainly included the following:

       o    Adjustment to write off organization expenses.
       o    Adjustment to write off exchange loss.

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

       Capitalization of borrowing costs - Borrowing costs directly attributable to the acquisition, construction or production of qualifying assets, i.e. assets that necessarily take a substantial period of time to get ready for their intended use or sale, are capitalized as part of the cost of those assets. Capitalization of such borrowing costs ceases when the assets are substantially ready for their intended use or sale. Interest capitalized at December 31, 1998 and 1997 was RMB20,524,439 and RMB8,144,426, respectively.

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

       The Company's account receivable represents revenue from GSM networks due from UNICOM, the operator of the GSM networks. The Company believes that no significant credit risk exists, as UNICOM is a high-credit PRC state-owned enterprise.

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

       Comprehensive Income - Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" establishes new rules for reporting and display of comprehensive income and its components. The Company has no items of other comprehensive income and the net loss reported in the statement of operations is equivalent to the total comprehensive loss.

       Segments of an Enterprise and Related Information - In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments, in each case to the corresponding amounts in the general purpose financial statements. The Company adopted FASB 131 during the year and since the Company only invested in the GSM networks, no other reportable segments were reported in the financial statements.

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

4.      INCOME TAX

      The statutory income tax rate of the Company is 33%. There is no provision for income taxes during the year ended December 31, 1998, 1997 and the period from January 31, 1996 (commencement of operations) to December 31, 1996 as the Company did not have any assessable income for the relevant periods.

      No provision for deferred taxation has been made in the financial statements for the period from January 31, 1996 (commencement of operations) to December 31, 1996 as no significant temporary differences arose during period and no significant deferred tax assets and liabilities existed at the relevant balance sheet date.

      Deferred tax assets of RMB10,096,188 and RMB5,359,276 existed as at the end of 1998 and 1997 arising from temporary differences. A valuation allowance has been established for the full amount of the deferred tax assets since it is considered more likely than not that all of the deferred assets will not be realized.

      Deferred tax assets are composed of the following:

                                                    December 31,
                                           ---------------------------------
                                               1998               1997
                                           --------------    ---------------
                                               RMB                RMB

         Amortization of GSM networks         12,592,117          5,981,512
         Organization expense                    218,310          (126,321)
         Exchange (gain)loss                     (9,895)             67,230
         GSM networks revenue                (2,704,344)          (563,145)
         Valuation allowance                (10,096,188)        (5,359,276)
                                           --------------    ---------------
                                                -                  -
                                           ==============    ===============

5.      PROPERTY AND EQUIPMENT

       Property and equipment consist of the following:

                                                      December 31,
                                               -----------------------------
                                                  1998             1997
                                               -------------    ------------
                                                   RMB              RMB

         At cost:
         Land and buildings                       4,629,909       4,629,909
         Furniture, fixtures and equipment          641,751         656,751
         Motor vehicles                             973,738         973,738
                                               -------------    ------------
                                                  6,245,398       6,260,398
         Less: accumulated depreciation           (972,269)       (477,281)
                                               -------------    ------------
                                                  5,273,129       5,783,117
                                               =============    ============
       All assets are located in the PRC.


6.       INVESTMENT IN GSM NETWORKS

                                                  December 31,
                                           ---------------------------
                                              1998           1997
                                          -------------   ------------
                                              RMB             RMB

         Cost of investment                 278,543,551    253,761,119

         Less: accumulated amortization     (38,157,929)   (18,125,794)
                                          -------------   ------------
                                            240,385,622    235,635,325
                                          =============   ============

      The investment represents the investment in a GSM telecommunication networks in Hebei Province, PRC. The GSM networks were built pursuant to a 15-year agreement with UNICOM commencing in February 1996. UNICOM commenced operation of the GSM networks in February 1997. The investment is being amortized on a straight-line basis over the remaining 13-year life of the agreement commencing from the operation of the networks.


7.    RELATED PARTY TRANSACTIONS

                                            December 31,
                                      ---------------------------
      Company Name                        1998            1997
      ---------------                 -----------   -------------
                                           RMB             RMB

      Amount due to NTT                  512,300         729,014
      Amount due to ITOCHU               332,092         268,583
                                      -----------   -------------
                  Total                  844,392         997,597
                                      ===========   =============

       Guarantee fees paid and payable to NTT and ITOCHU are as follows:

                                                 Year ended December 31,
      Company Name                             ----------------------------
      -----------------------------               1998            1997
                                               ------------   -------------
                                                   RMB            RMB

      Amount paid and payable to NTT             1,541,283       2,167,260
      Amount paid and payable to ITOCHU            755,081         467,482
                                               ------------   -------------
                  Total                          2,296,364       2,634,742
                                               ============   =============


8.    OTHER PAYABLES

      The Company has acquired a digital microwave system and a GSM mobile phone system under deferred payment terms with the final installment payable in 2001 and 1998, respectively. The liabilities are guaranteed by NTT at December 31, 1998 and are payable as follows:

                                                                   RMB
      Liabilities payable:
         1998                                                       -
         1999                                                     3,756,482
         2000                                                     3,756,482
         2001                                                     3,756,482
                                                               -------------
                                                                 11,269,446
      Less:  Liabilities due within one
      year (included in other payables)                           3,756,482
                                                               -------------

      Long-term payables                                          7,512,964
                                                               =============


9.    LONG-TERM LOANS

      Scheduled repayments for the long-term loans are as follows:

                                                            December 31,
                                                                1998
                                                            --------------
                                                                 RMB
      Liabilities payable:
        1999                                                   33,114,800
        2000                                                   66,229,600
        2001                                                   98,218,496
        2002                                                   43,281,044
        2003                                                   22,584,294
                                                            --------------
                                                              263,428,234
      Less:  Liabilities due within
      one year                                                 33,114,800
                                                            --------------
                                                              230,313,434
                                                            ==============

      On August 5, 1996, the Company was granted a long-term loan facility of US$ 20,000,000 by the Bank of Tokyo-Mitsubishi, Ltd. Beijing Branch at an annual interest rate of 6.82%. The Company has utilized US$20,000,000 (RMB165,574,000). Interest shall be paid on the outstanding balance six months after the date of the agreement, every six months thereafter, and at maturity.

      On July 10, 1998, the Company was granted a long-term loan facility of US$5,000,000 by the Bank of Tokyo-Mitsubishi, Ltd. Beijing Branch at an annual interest equal to the bank's funding rate plus 0.625%. The Company has utilized US$ 5,000,000 (RMB 41,393,500 ) as of December 31, 1998. Interest shall be paid on the outstanding balance on February 5, 1999, every six months thereafter, and at maturity.

      On September 30, 1998, the Company was granted a long-term loan facility of US$6,820,000 by the Bank of Tokyo-Mitsubishi, Ltd. Beijing Branch at an annual interest equal to the bank's funding rate plus 0.75%. The Company has utilized US$ 6,820,000 (RMB 56,460,824 ) as of December 31, 1998. Interest shall be paid on the outstanding balance on February 5, 1999, every six months thereafter, and at maturity.

      All the obligations of the Company under the above agreements are guaranteed 60% by NTT and 40% by Itochu.


10.   CAPITAL CONTRIBUTION

                                         December 31, 1998 and 1997
                                   -----------------------------------------
                                     Ownership                  RMB
                                   ----------------     --------------------
     Capital contributed by:

     EQUIPMENT CO.                          51.00%               12,731,283
     NTT                                    29.40%                7,339,210
     Itochu                                 19.60%                4,892,807
                                   ----------------     --------------------
                                              100%               24,963,300
                                   ================     ====================


11.   COMMITMENTS

      The Company leases certain buildings under operating leases, which expire through March 1999. Rental expense under these operating leases was both RMB 319,200 for the years 1998 and 1997.

      The aggregate annual minimum operating lease commitments under all non-cancellable leases at December 31, 1998 is RMB 79,800 for a lease expiring during the fiscal year 1999.

      The Company has entered into a Project Cooperation Agreement with UNICOM relating to the construction of a telecommunication network in Hebei Province, PRC. The total estimated investment under the terms of this agreement is RMB320 million for the first phase and RMB279 million has been incurred up to December 31, 1998. The term of this agreement is fifteen years.


12.   EMPLOYEE RETIREMENT BENEFITS AND POST-RETIREMENT BENEFIT

      The Company's employees are entitled to a retirement pension calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to these retired employees. The Company is required to make contributions to the state retirement plan at rates ranging from 18% to 20% of the adjusted monthly basic salaries of the current employees. The expense of such arrangements to the Company was immaterial in all the periods presented. The Company is not obligated under any other post-retirement plans and post-employment benefits are not material.


13.   FINANCIAL RESULTS AND LIQUIDITY

      The Company has incurred net losses of RMB14,354,276 and RMB16,367,712 in 1998 and 1997, respectively. As of December 31, 1998, the Company's total liabilities exceeded its total assets by RMB5,636,006, and its total current liabilities exceeded its total current assets by RMB13,531,504.

      The Company recognized net revenue of RMB6,488,482 and RMB1,706,499 in 1998 and 1997, respectively. Since the business operation of the Company highly depends on the operation of GSM network run by UNICOM, which has made substantial progress in broadening its subscribers bases and its position in the cellular market, the Company is expecting share of a larger distributable cash flow in the following years. The Company will also attempt to obtain additional financing to support its operation in the future if necessary.