Form 10-Q
period 1999-06-30
AMTEC INC
filed 1999-08-23
CIK 912890

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1999
                               -----------------------------------------


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


  Class                                    Outstanding as of  August 13, 1999
Common Stock, par value $.001 per share              32,113,668

         Transitional Small Business Format (Check one): Yes No x .




Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995.

         Except for the historical information contained herein, the matters discussed in this Quarterly Report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental, international and technological factors affecting the Company's revenues, joint ventures, operations, markets and prices, and other factors discussed in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 14, 1999.



                                                                       PAGE

PART I.     FINANCIAL INFORMATION

Item 1      Financial Statements

            Consolidated Balance Sheets as of June 30, 1999 and
            March 31, 1999                                               4

            Consolidated Statement of Operations for the three           5
            months ended June 30, 1999 and 1998

            Consolidated Statement of Cash Flows for the three           6
            months ended June 30, 1999 and 1998

            Notes to Consolidated Financial Statements                   8

Item 2      Management's Discussion and Analysis of Financial           12
            Condition and Result of Operations


PART II.    OTHER INFORMATION                                           19

Item 1      Legal Proceedings                                           19

Item 2      Changes in Securities and Use of Proceeds                   19

Item 3      Defaults upon Senior Securities                             19

Item 4      Submission of Matters to a Vote of Security Holders         19

Item 5      Other Information                                           19

Item 6      Exhibits and Reports on Form 8-K                            19

Signatures                                                              20



AMTEC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------
                                                                                  June 30, 1999        March 31, 1999
                                                                                  -------------        --------------
                                                                                   (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash                                                                            $    989,815          $ 2,093,141
  Prepaid expenses and other current assets                                             70,056               38,805
                                                                                  ------------          -----------
           Total current assets                                                      1,059,871            2,131,946

  Investments in and advances to unconsolidated subsidiary                           2,462,607            2,496,480
  Property, plant and equipment, net                                                    84,533               96,926
  Loans receivable                                                                     175,000                    -
  Office lease deposit                                                                  55,733               55,733
                                                                                  ------------         ------------
TOTAL ASSETS                                                                      $  3,837,744         $  4,781,085
                                                                                  ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                $    481,955         $    439,195
  Accrued expenses                                                                     353,774              528,548
                                                                                  ------------         -------------
TOTAL LIABILITIES                                                                      835,729              967,743
                                                                                  ------------         -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock: authorized 10,000,000 shares:
    Series E Convertible Preferred Stock: $.001 par value; 74 shares issued, 19.4 and 29.8 shares outstanding at June 30, 1999 and
    March 31, 1999, respectively                                                             1                    1
    Series G Convertible Preferred Stock: $.001 par value; 20
    shares issued and outstanding at June 30, 1999 and March 31,
    1999, respectively                                                                       1                    1
  Common stock:  $.001 par value, authorized 100,000,000 shares;
      32,015,468 and 30,736,721 issued and outstanding at June 30,
      1999 and March 31,1999, respectively                                              32,015               30,737
  Additional paid-in capital                                                        37,067,550           36,947,244
  Accumulated deficit                                                              (34,579,402)         (33,646,491)
  Warrants                                                                             481,850              481,850
                                                                                  -------------       --------------
TOTAL STOCKHOLDERS' EQUITY                                                           3,002,015            3,813,342
                                                                                  ------------        --------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                          $  3,837,744         $  4,781,085
                                                                                  ============         ============

See notes to consolidated financial statements.




AMTEC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Quarter Ended June 30
                                                                        ------------------------------------
                                                                           1999                     1998
                                                                           ----                     ----
                                                                        (Unaudited)              (Unaudited)

REVENUES                                                               $        -               $          -
                                                                       -----------              ------------

EXPENSES
  Selling, general and administrative                                     835,135                  1,049,422
                                                                       -----------              ------------

LOSS FROM OPERATIONS                                                     (835,135)                (1,049,422)
                                                                       -----------              -------------

OTHER (EXPENSE) INCOME:
  Amortization of stock options granted to non-employees                        -                   (229,688)
  Other - net                                                              28,207                      4,810
                                                                       -----------               ------------
           Total other expense                                             28,207                   (224,878)
                                                                       -----------               ------------

LOSS BEFORE EQUITY IN LOSSES OF
   UNCONSOLIDATED SUBSIDIARY                                             (806,928)                (1,274,300)

Equity in losses of unconsolidated subsidiary                             (33,873)                  (167,563)
                                                                       -----------               ------------

NET LOSS                                                                 (840,801)                (1,441,863)

PREFERRED STOCK DIVIDEND                                                   92,110                    402,421
                                                                       -----------                -----------

LOSS APPLICABLE TO COMMON SHAREHOLDERS                                 $ (932,911)               $(1,844,284)
                                                                       ===========               ============

BASIC LOSS PER COMMON SHARE                                            $    (0.03)               $     (0.06)
                                                                       ============              =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                          31,744,642                 30,382,177
                                                                       ==========                ===========


See notes to consolidated financial statements.






AMTEC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Quarter Ended June 30
                                                                 -----------------------------
                                                                   1999                 1998
                                                                   ----                 ----
                                                                 (Unaudited)         (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $ (840,801)        $ (1,441,863)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Amortization of deferred option cost                                   -              229,687
    Depreciation                                                      11,386               11,072
    Loss on disposal of fixed assets                                     508                    -
    Equity in losses of unconsolidated subsidiary                     33,873              167,563
    (Increase) decrease in:
      Accounts receivable                                                  -               (3,594)
      Prepaid expenses and other current assets                      (31,251)              65,197
      Office lease deposit                                                 -               55,186
    Increase (decrease) in:
      Accounts payable and accrued expenses                          (62,017)              30,019
                                                                     --------            --------
        Net cash used in operations                                 (888,302)            (886,733)
                                                                    ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale (purchase) of property and equipment                           500               (8,123)
     Loans receivable                                               (175,000)                   -
                                                                    ---------            --------
           Net cash used in investing activities                    (174,500)              (8,123)
                                                                    ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock buy back                                           (65,024)                   -
     Proceeds from exercise of employee stock options                 24,500                    -
                                                                    --------              -------
           Net cash used in financing activities                     (40,524)                   -
                                                                    ---------             -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (1,103,326)            (894,856)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     2,093,141            2,134,662
                                                                  ----------          -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  989,815          $ 1,239,806
                                                                  ==========          ===========

See notes to consolidated financial statements.





AMTEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

---------------------------------------------------------------------------




SUPPLEMENTAL CASH INFORMATION:

No interest or income taxes were paid during the first three months of fiscal 1999 or 1998.


NON CASH FINANCING ACTIVITIES:

Quarter ended June 30, 1999

10.36 shares of Series E Convertible Preferred Stock were converted into 1,178,747 shares of common stock.

A total of 80,000 shares of Common Stock were issued to officers of the Company as stock awards pursuant to their employment agreements.

Quarter ended June 30, 1998

Shareholder loans payable of $1,452,553 and related accrued interest of $906,488 were credited to Additional paid-in capital.

5 shares of Series E Convertible Preferred Stock were converted into 450,556 shares of common stock.

Warrants valued at $222,500 were cancelled and credited to Additional paid-in capital.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements at June 30, 1999 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. All of the adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations, contained in the Annual Report on Form 10-K filed by the Company on July 14, 1999 for the Company's fiscal year ended March 31, 1999. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results for the entire year ending March 31, 2000.

         Basis of Presentation - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. Realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's existing projects developing profitable operations.


NOTE 2 - PRINCIPLES OF CONSOLIDATION AND EQUITY METHOD OF ACCOUNTING

         Consolidation - The consolidated financial statements include the Company's wholly- owned subsidiary, ITV Communications, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

         Equity Method of Accounting - The Company accounts for its subsidiary Hebei United Telecommunications Equipment Co., Ltd. and subsidiary ("Hebei Equipment") (a limited life Sino-foreign joint venture) using the equity method of accounting, as minority shareholders of Hebei Equipment have substantive participating rights under the joint venture contract. The Company reports its investment in Hebei Equipment under the caption Investment in and advances to unconsolidated subsidiary. Under the equity method, the investment is carried at cost of acquisition, plus the Company's equity in undistributed earnings or losses since acquisition. Equity in the losses of the unconsolidated subsidiary is recognized according to the Company's percentage ownership in the unconsolidated subsidiary until the Company's contributed capital has been fully depleted. Reserves are provided where management determines that the investment or equity in earnings is not realizable. For the period ended March 31, 1999, the Company used an ownership percentage of 70% for purposes of calculating the share of earnings of its unconsolidated subsidiary, Hebei Equipment. Hebei Equipment owns 51% of Hebei United Telecommunications Engineering Company, Ltd. ("Hebei Engineering"). Hebei Equipment also accounts for its investment in Hebei Engineering by using equity method of accounting as minority shareholders of Hebei Engineering have substantive participating rights under the joint venture contract.

         Included in the financial statements are the financial statements of the Company for the three months ended June 30, 1999 and 1998. The Company's share of equity in losses of Hebei Equipment included in the consolidated financial statements are as of and for the quarter ended March 31, 1999 and 1998. By doing that, the Company can ensure that delays in receiving information from China would not cause problems for the Company in meeting its reporting deadlines. However, the Company does monitor events in the lag period and, where appropriate, would disclose the occurrence of any significant event during such lag period. The summary financial information of Hebei Equipment and Hebei Engineering were included in Note 6 to the financial statements.


NOTE 3 - ASSETS

         The consolidated balance sheet includes total current assets of approximately $1.1 million and total assets of approximately $3.8 million. Of these amounts, approximately $1.0 million of cash is planned for parent company operations, approximately $2.5 million represents an investment in and advance to Hebei Equipment and approximately $0.2 million represents a loan receivable from IXS.NET, a private IP fax service provider, for the development of IP fax services in Asia.


NOTE 4 - LIABILITIES

         The consolidated balance sheet includes total liabilities of approximately $0.8 million. Approximately $0.5 million were accounts payable which are mainly legal and professional fees payable. Other liabilities were approximately $0.3 million accrued expenses which are primarily provisions made in the prior quarter for settling a complaint by a stockholder and accrued compensation expenses for stock awards given to some officers pursuant to service agreements.


NOTE 5 - CHANGES TO EQUITY

         The decrease in Stockholders' Equity of approximately $0.8 million for the quarter ended June 30, 1998 was primarily the result of a loss for the quarter of approximately $0.9 million.

         During the quarter ended June 30, 1999, the Company issued 1,178,747 shares of its Common Stock upon the conversion of 10.36 shares of its Series E Convertible Preferred Stock.

         On September 14, 1998 the Company announced its intention to purchase up to $1 million of its common stock on the open market. During the quarter ended June 30, 1999, the Company purchased 50,000 shares under this program for a total cost of approximately $65,000. All the common stock repurchased was cancelled as of June 30,1999.

         During the quarter ended June 30, 1999, the Company issued 70,000 shares of its Common Stock upon the exercise of stock options by a former employee. The Company also issued 80,000 of its Common Stock as stock awards to some of its officers pursuant to their employment agreements.


NOTE 6 - UNCONSOLIDATED SUBSIDIARIES

         The following tables represent summary financial information of the Company's subsidiary, Hebei Equipment, and its indirect subsidiary, Hebei Engineering, for the Company's quarters ended June 30, 1999 and 1998:


                                        QUARTER ENDED       QUARTER ENDED
                                       JUNE 30, 1999       JUNE 30, 1998
                                         UNAUDITED           UNAUDITED
         HEBEI EQUIPMENT
         Revenues                       $      -            $        -
                                        =========           ===========

         Net loss                       $ (48,389)          $ (239,376)
                                        ==========          ===========

         HEBEI ENGINEERING
         Revenues                       $ 338,313           $  198,623
                                        =========           ==========

         Net loss                      $ (316,100)          $ (429,428)
                                       ===========          ===========


NOTE 7 - SIGNIFICANT TRANSACTIONS

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


NOTE  8 - NEW ACCOUNTING STANDARD NOT YET ADOPTED

         The Financial Accounting Standards Board has issued a new standard SFAS No. 133 "Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after July 1, 2000. Management has not yet completed the analysis of the impact this would have on the financial statements of the Company and has not adopted this standard.


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

In their first three years, the Company's joint venture operations have launched six cellular telephone networks with 38,000 subscribers in the northeastern province of Hebei, which has a population of approximately 65 million people. The Company is using its presence in China to expand to other telecom services and other international markets. It has formed a joint venture, IP.TEL, with Fusion Telecommunications International which provide telecom services, both voice and data, to and from Asia; it has convertible debt investment in and partnered with IXS.NET, Inc. to provide fax services over the Internet, prepaid credit cards and other Internet Protocol ("IP") based services to worldwide markets including Asia, South America, Europe and the United States of America; and it is expanding its joint ventures in China to provide IP fax, voice and other services which can be transmitted over digital telephone lines or the Internet. Expansion via joint ventures in voice and data telecommunications services and the internet in international markets are the key components of the Company's future business strategy.

JOINT VENTURES

AmTec holds a 70% interest in Hebei United Telecommunications Equipment Company Limited ("Hebei Equipment"), a Sino-foreign joint venture with a wholly-owned subsidiary of the Electronics Industry Department of Hebei Province. Hebei Equipment, in turn, holds a 51% interest in Hebei United Telecommunications Engineering Company Limited ("Hebei Engineering"), a joint venture with NTT International ("NTTI") and Itochu Corp. Both Hebei Equipment and Hebei Engineering are organized as Sino-foreign equity joint ventures under the laws of China and are headquartered in Shijiazhuang, the capital of Hebei Province. In addition to developing cellular networks in Hebei Province, these joint venture operations will provide telecommunications services over the Internet in Sichuan Province (with a population of over 110 million) and are in the process of expanding to other markets.

AmTec holds a 50% interest in IP.TEL, LLC, ("IP.TEL") a joint venture with Fusion Telecommunications International, Inc. ("Fusion"), a private facilities-based, multinational long-distance company. Fusion's current service offerings include voice and data, switched and dedicated, domestic and international long-distance and domestic and international prepaid calling cards, provided through a network of owned and leased facilities, leased lines and resale agreements. IP.TEL will provide value-added telecommunication services, including telephony and data, to and from Asia. Utilizing the Company's established presence in China and Fusion's telecommunication franchise, the companies plan to expand the service offerings of IP.TEL to include a fully integrated Internet protocol based network to provide voice and fax services. The joint venture agreement includes language that gives both parties the right of first refusal regarding projects in China within the scope of IP.TEL, LLC's business proposition.

During May 1999, the Company formed a three-way alliance with Fusion and IXS.NET, a private IP fax service provider, to develop IP fax services in Asia. The Company and Fusion agreed to make an equal convertible debt investment into IXS.NET and the Company has an option to acquire up to 50% of IXS.NET. The Company has invested $175,000 under a loan agreement to IXS.NET and has entered into an eighteen month convertible debt agreement. The convertible debt agreement allows for the Company to advance up to $575,000 over the eighteen months period, subject to certain terms and conditions. The business is in the process of starting up in Hebei Province as per an arrangement with Hebei Equipment. During the next quarter, the Company anticipates obtaining licenses to expand the service in Sichuan, Beijing, Tanjin and other provinces in China.

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

Through Hebei Engineering, an indirect equity investee of the Company, AmTec entered into an agreement (the "Unicom Agreement") on February 9, 1996 with China United Communications Company ("Unicom") to (i) finance and assist Unicom in the construction of cellular networks (the "GSM Networks" or "GSM Project") in the ten largest cities in Hebei Province and (ii) provide consulting and management support services to Unicom in its operation of the GSM Networks in the 10 largest cities of Hebei Province. This GSM Project will have a capacity of up to 70,000 subscribers. Hebei Engineering has been entitled to 78% of the distributable cash flow (defined as activation charges plus depreciation plus net income) from the GSM Networks for a 15-year period commencing February 9, 1996.

The construction and operational plan for the GSM Networks consists of a "roll-out" across Hebei Province on a city-by-city basis. As of June 20, 1999 six cities, were providing commercial service, with approximately 38,000 subscribers; construction in one additional city was substantially completed, with a commercial launch date scheduled during 1999.

As of June 30, 1999, construction of the GSM Networks had been financed by Hebei Engineering with $3 million of equity capital, approximately $11 million of vendor financing guaranteed by NTTI, and a $21.5 million Term Loan facility from Bank of Tokyo Mitsubishi also guaranteed by NTTI and Ito Chu.

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

The Company is aware that there have been press reports about China Unicom attempting an initial public offering of stock and that it has been delayed. In addition, and possibly related to the China Unicom initial public offering, press reports indicate that some foreign investors in Chinese-Chinese-Foreign Joint Ventures have received letters indicating that their continued investment in such joint ventures would be terminated and that their investment plus a calculated return on the investment would be returned. The Company understands that there are approximately forty Unicom joint ventures with foreigners. The Company does not know the nature of each of these investments, nor whether the few that have reported they have received notices of termination were distinguishable in any way from the others.

The Company's joint ventures have received no termination notice at this time. If the Company were to receive such a notice it could have a material adverse affect on the Company's Hebei Engineering joint venture investment's future profitability from the cellular telephone networks. By contrast, as of August 20, 1999 the Company and its Chinese Partner, Hebei Development Corporation, who own Hebei Equipment were in preliminary conversations to increase their percentage of equity ownership in Hebei Engineering by purchasing the ownership interests of NTTI and Itochu, and to obtain bank financing to acquire this additional percentage.. There can be no certainty that these conversations will lead to an increase in the Hebei Equipment `s ownership of Hebei Engineering or the timing of such a possible increase, the certainty of bank financing or the final structure or timing of the possible transaction. These negotiations are ongoing at the present time.

Alternatively, were the Company to receive a notice that it's joint venture were being terminated and its investment returned plus a rate of return, the Company would attempt to negotiate the highest possible cash settlement for the buy out. This would result in a return of AmTec cash currently held in Chinese banks and eventual payment of cash compensation to AmTec. There would not be a material change to the Company's balance sheet because its investments were shown on the equity method of accounting. If this were to happen, the Company would reinvest the cash received into its IP.TEL and IXS.NET international telephone services business. This may provide working capital and lessen the Company's needs to externally finance these businesses, which are the most rapidly growing segments of its businesses. There can be no assurance that cash compensation from the termination of Hebei Engineering will be forthcoming and the amount of the cash the Company would receive due to such termination and the timing of such an occurence is not known at this time.

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

The Company's indirect subsidiary, Hebei Engineering, recorded revenues of RmB 2,808,000 (approximately $338,000) for the three months ended June 30, 1999, and RmB 1,648,000 (approximately $198,000) for the three months ended June 30, 1998. The Company has no revenues on its consolidated financial statements because the results of operations of the Company's subsidiary Hebei Equipment were accounted for under the equity method of accounting. The Company recorded only its share of losses of its unconsolidated subsidiary according to the percentage of its equity interest. The Company had net losses of $840,801 and $1,441,863 during the quarters ended June 30, 1999 and 1998, respectively.

Selling, general and administrative expenses decreased from approximately $1.0 million during the three months ended June 30, 1998 to approximately $0.8 million during the three months ended June 30, 1999. The decrease primarily attributed to a reduction in legal and professional fee related to the GTS and UIHH merger transactions during the three months ended June 30, 1999.

The Company reported assets of approximately $3.8 million at June 30, 1999, a decrease of approximately $0.9 million from March 31, 1999. This decrease primarily related to the funding of current operations using cash and the cash payment made for existing accounts payable.

The consolidated balance sheet of the Company included total liabilities of approximately $0.8 million as of June 30, 1999 compared to approximately $1.0 million as of March 31, 1999. The decrease in liabilities primarily relates to additional payment made during the quarter on some accrued expenses and the reversal of some accrued compensation expenses upon the issuance of stock awards in June 1999.

The Company's loss before preferred stock dividends decreased from approximately $1.4 million during the three months ended June 30, 1998 to approximately $0.8 million during the three months ended June 30, 1998. The decrease in net loss primarily relates to a decrease in general and administrative expenses of approximately $0.2 million, a decrease of approximately $0.2 million amortization of Non-employee deferred option costs and a decrease of approximately $0.1 million in equity in losses of unconsolidated subsidiary.

Stockholders' Equity decreased by approximately $0.8 million from March 31, 1999 to June 30, 1999, as a result of a loss for the quarter of approximately $0.9 million and an increase in Additional paid-in capital of approximately $0.1 million related to issuance of AmTec's Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company had an operating loss of approximately $0.8 million and a loss applicable to common shares of $0.9 million during this period. While the Company expects to achieve profitable operations within several years, there can be no assurances that the Company will achieve this goal. The Company has financed its current activities primarily through private equity placements.

During the three months ended June 30, 1999, the Company's cash decreased by approximately $1.1 million, primarily due to cash used to fund current operations and loans to IXS.NET. The Company is expecting repayment of some of its advances to its subsidiary during the next quarter. The Company also expects receipts of equity income distributons from its joint venture with Fusion during the current fiscal year. The Company's direct cash position is expected to be sufficient to support operations of the Company through April 1, 2000.

EQUITY ISSUANCE

The Company issued 1,178,747 shares of its Common Stock during its first three months upon conversion of 10.36 shares of the Company's Series E Convertible Preferred by certain holders of the Series E Shares. In addition, the Company issued 70,000 shares of its Common Stock during the same period upon the exercise of stock options by a former employee. The Company also issued 80,000 shares of its Common Stock during the same period as stock awards granted to some of its officers pursuant to their employment agreements.

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


PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of stockholders during the Quarter ended June 30, 1999.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              27. Financial Data Schedule

         (b) Reports on Form 8-K.

             The Company filed no reports on Form 8-K during the Quarter ended June 30, 1999.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 23, 1999                   AmTec, Inc.


                                               By: /s/ Joseph R. Wright, Jr.
                                                   ---------------------------
                                                   Joseph R. Wright, Jr.
                                                   Chief Executive Officer


                                               By: /s/ Wilfred  Chow
                                                   ---------------------------
                                                    Wilfred Chow
                                                    Principal Financial and
                                                    Accounting Officer