Form 10-K/A
period 1998-03-31
AMTEC INC
filed 1999-08-24
CIK 912890

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-K/A
                            (Amendment Number 3)

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

INVESTMENT IN JOINT VENTURES

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

As of March 31, 1998, AmTec's equity interest in Hebei Equipment was $1,352,217 which included a total investment of $2,100,000 and its share of equity losses in Hebei Equipment which amounted to $747,783. As of March 31, 1998, Hebei Equipment made a total investment of $1,530,000 in Hebei Engineering and its share of equity losses in Hebei Engineering amounted to $1,008,156.

Hebei Equipment, through its 51%-owned subsidiary, Hebei Engineering has borrowed approximately $30,650,000 to purchase equipment which was contributed to China United Communications Company ("UNICOM") to construct the GSM networks in Hebei Province and has received the right to receive future cash flow. Initially, Hebei Engineering owned 100% of the assets prior to contributing such assets to UNICOM and once contributed, Heibei Engineering owned and retained title to a 70% interest in the assets and UNICOM owned and retained title to a 30% interest in the assets.

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

Under PRC law, foreign investment entities, such as Hebei Engineering, are not permitted to own or operate telecommunications networks. Substantially all of the Hebei Engineering's revenues are derived from contractual arrangements for the sharing of cash flow from network operations rather than from ownership or operation of the networks. Hebei Engineering has recorded its investment (GSM Construction Costs) as a right to receive future cash flow at cost and is amortizing the cost of these rights based upon the greater of the amount computed using (a) the ratio that current gross revenues from the GSM networks to the total of current and anticipated future gross revenues from the GSM networks or (b) the straight-line method over 15 years which was the remaining estimated economic life of the GSM networks at the inception of this investment. Amortization of the Investment in GSM Networks for the year ended March 31, 1998 amounted to approximately $2,183,000.

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

Date:  August 23, 1999


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURE                      TITLE                      DATE
         ---------                      -----                      ----

/s/ Joseph R. Wright, Jr.      Chairman of the Board of        August 23, 1999
---------------------------    Directors, Chief Executive
Joseph R. Wright, Jr.          Officer and President
                               (Principal Executive Officer)


/s/ Richard T. McNamar         Vice Chairman of the Board      August 23, 1999
---------------------------    of Directors
Richard T. McNamar


/s/ Richard S. Braddock        Director                        August 23, 1999
---------------------------
Richard S. Braddock


/s/ Drew Lewis                 Director                        August 23, 1999
---------------------------
Drew Lewis


/s/ Liang Jiangli              Director                        August 23, 1999
---------------------------
Liang Jiangli


/s/ James R. Lilley            Director                        August 23, 1999
---------------------------
James R. Lilley


/s/ Michael H. Wilson          Director                        August 23, 1999
---------------------------
Michael H. Wilson


/s/ Albert G. Pastino         Senior Vice President, Chief     August 23, 1999
---------------------------   Financial Officer and
Albert G. Pastino             Treasurer (Principal Financial
                              and Accounting Officer)






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

     The following summarizes the total equity investment by the Company in Hebei Equipment for the year ended March 31, 1998 and 1997:


                                          1998                 1997

Investment in
unconsolidated subsidiary            $  1,824,000          $ 2,100,000
Less: Share of equity losses             (747,783)            (140,524)
                                     --------------       ------------
                                        1,352,217            1,683,476
Add: Advance to
 unconsolidated subsidiary              3,722,000              538,000
                                     --------------       ------------
Investment in and advanced to
unconsolidated subsidiary            $  5,074,217         $  2,221,476
                                     ==============       ============


     Hebei Equipment holds a 51% interest in Hebei Engineering, which is developing Global System for Mobile Telecommunications networks (the "GSM networks") in the ten largest cities in Hebei Province, PRC. Nippon Telegraph and Telephone International, Inc. ("NTTI") and Itochu Corporation hold the remaining 49% interest in Hebei Engineering. As of March 31, 1998, Hebei Equipment had a total investment of $1,530,000 in Hebei Engineering and its share of equity losses in Hebei Engineering amounted to $1,008,156.

     The following summarized the major activities of Hebei Equipment and its subsidiary:

A.   HEBEI ENGINEERING'S INVESTMENT IN GSM NETWORKS

     Hebei Equipment, through its 51%-owned subsidiary, Hebei Engineering has borrowed approximately $30,650,000 to purchase equipment which was contributed to China United Communications Company ("UNICOM") to construct the GSM networks in Hebei Province and has received the right to receive future cash flow. The GSM networks are being built pursuant to a 15-year Project Cooperation Contract. Terms of the Project Cooperation contract include the following:

     Initially, Hebei Engineering owned 100% of the assets prior to contributing such assets to UNICOM and once contributed, Hebei Engineering owned and retained title to a 70% interest in the assets and UNICOM owned and retained title to a 30% interest in the assets.

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

     Under PRC law, foreign investment entities, such as Hebei Engineering, are not permitted to own or operate telecommunications networks. Substantially all of the Hebei Engineering's revenues are derived from contractual arrangements for the sharing of cash flow from network operations rather than from ownership or operation of the networks. Hebei Engineering has recorded its investment (GSM Construction Costs) as a right to receive future cash flow at cost and is amortizing the cost of these right based upon the greater of the amount computed using (a) the ratio that current gross revenues from the GSM networks to the total of current and anticipated future gross revenues from the GSM networks or (b) the straight-line method over 15 years which was the remaining estimated economic life of the GSM networks at the inception of this investment. Amortization of the Investment in GSM Networks for the year ended March 31, 1998 amounted to approximately $2,183,000.

     Income from the GSM networks is recognized at the time when Hebei Engineering can estimate or calculate the portion of its Distributable Cash Flow from the networks. UNICOM commenced operation of the GSM networks in February 1997.

B.   SUMMARY FINANCIAL INFORMATION FOR THE UNCONSOLIDATED SUBSIDIARY

     For the year ended December 31, 1996, Hebei Equipment did not exist and the Company recorded its equity of losses in Hebei Engineering directly. The following tables represent summary financial information for the Joint Venture (Hebei Equipment) as of and for the years ended December 31, 1997 and summary financial information for Hebei Engineering and its related projects in China as of and for the year ended December 31, 1996 and 1997:



                                 HEBEI                     HEBEI               HEBEI
                               EQUIPMENT                ENGINEERING         ENGINEERING
                                 1997                      1997                 1996

Revenues                       $    -                     $    216,348        $    -
                               ==============             ==============      ==============
Net (loss) income              $ (1,239,100)              $ (1,972,013)       $      15,359
                               ==============             ==============      ==============

Current assets                 $  4,891,936               $  3,642,561        $   4,064,878
Non-current assets                  587,612                 29,093,456           22,464,991
                               --------------             --------------      --------------
Total assets                   $  5,479,548               $ 32,736,017        $  26,529,869
                               ==============             ==============      ==============

Current liabilities            $  3,715,850               $ 10,354,023        $   1,184,725
Non-current liabilities              -                      21,331,600           22,322,737
                               --------------             --------------      --------------
Total liabilities              $  3,715,850               $ 31,685,623        $  23,507,462
                               ==============             ==============      ==============



3.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                 1998            1997

     Furniture, fixtures and equipment        $ 201,258      $   176,962
     Leasehold improvements                      17,498           12,581
     Computer software                           12,273           12,274
                                              ---------      -----------
                                                231,029          201,817
     Less accumulated depreciation               91,893           48,461
                                              ---------      -----------
                                              $ 139,136      $   153,356
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


                                                            April 29.1997
                                                            (commencement
                                                            of operations)
                                                           to December 31,
                                                                 1997
                                                           -----------------
                                                                 RMB

Cash flows from operating activities:
   Net loss                                                    (10,284,529)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
   Depreciation                                                     37,928
   Equity in losses of Joint Venture                             8,347,533
   Changes in assets and liabilities:
     Other receivables                                          (1,102,753)
     Other payables                                                 32,925
                                                           -----------------
  Net cash provided by operating activities                     (2,968,896)
                                                           -----------------
Cash flows from investing activities:
   Additions of property and equipment                            (531,358)
                                                           -----------------
  Net cash used in investing activities                           (531,358)
                                                           -----------------
Cash flow from financing activities:
   Amount due to an investor                                    30,808,631
   Capital contribution                                         12,191,935
                                                           -----------------
Net cash provided by financing activities                       43,000,566
                                                           -----------------
Net increase in cash and cash equivalents                       39,500,312
Cash and cash equivalents, beginning of period                       -
                                                           -----------------
Cash and cash equivalents, end of period                        39,500,312
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

     The guarantee fees paid and payable to NTT and ITOCHU by Hebei Engineering represent fees payable to them for providing a guarantee to a GSM supplier and a bank in favor of Hebei Engineering.

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
                                             ============   ==============

       The guarantee fees paid and payable to NTT and ITOCHU by Hebei Engineering represent fees payable to them for providing a guarantee to a GSM supplier and a bank in favor of Hebei Engineering.

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