Form 10-Q/A
period 1998-06-30
AMTEC INC
filed 1999-08-24
CIK 912890

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                FORM 10-Q/A
                              (AMENDMENT # 4)


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
        Yes   x      No ____

                                                    Outstanding as of
              Class                                September 28, 1998
---------------------------------------      -------------------------------
Common Stock, par value $.001 per share                26,180,945


       Transitional Small Business Format (Check one):   Yes ____   No  x




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



                                INTRODUCTION

This Amendment on Form 10-Q-A amends the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant on September 28, 1998 as amended on August 23, 1999 and is being filed to reflect the restatement of the Registrant's Financial Statements ("the restatement").

The Registrant determined that one of its subsidiaries should have been accounted for under the equity method of accounting, as the minority shareholders have substantive participating rights under the joint venture contracts. Previously, its subsidiary had been consolidated. As a result, the financial statements as of June 30, 1998, and for the three months ended June 30, 1998, have been restated from amounts previously reported to account for its subsidiary under the equity method of accounting. See note 10 to the June 30, 1998 consolidated financial statements of the Registrant included herewith.

Unless otherwise noted, all information provided in this Quarterly Report is current as of September 28, 1998, the original filing date of the Form 10-Q. Information regarding recent events at the Registrant can be obtained from reports filed by the Registrant with respect to its activities during 1998, including the Registrant's Quarterly Report on Form 10-Q for the periods ended September 30, 1998 and December 31, 1998 and the Registrant's 10-K for the year ended March 31, 1999. The Company's March 1998 amounts and quarterly amounts prior to such date have been restated in the Company's amended 10-K/A dated August 23, 1999.



                                                                        PAGE
PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements

          Consolidated Balance Sheets as of June 30, 1998 (Restated)
          and March 31, 1998                                              5

          Consolidated Statement of Operations for the three months
          ended June 30, 1998 (Restated) and 1997                         6

          Consolidated Statement of Cash Flows for the three months
          ended June 30, 1998 (Restated) and 1997                         7

          Notes to Consolidated Financial Statements                      9

Item 2    Management's Discussion and Analysis of Financial Condition
          and Result of Operations                                       16

PART II.  OTHER INFORMATION                                              20

Item 1    Legal Proceedings                                              20

Item 2    Changes in Securities and Use of Proceeds                      20

Item 3    Defaults upon Senior Securities                                20

Item 4    Submission of Matters to a Vote of Security Holders            20

Item 5    Other Information                                              20

Item 6    Exhibits and Reports on Form 8-K                               21

Signatures                                                               22





AMTEC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
                                                                             June 30, 1998     March 31, 1998
                                                                             -----------       ---------------
                                                                             As Restated;
                                                                             see note 10)
ASSETS
CURRENT ASSETS:
  Cash                                                                       $ 1,239,806          $ 2,134,662
  Accounts receivable                                                            118,255              114,661
  Prepaid expenses and other current assets                                       42,885              108,082
                                                                             -----------          -----------
           Total current assets                                                1,400,946            2,357,405

  Investments in and advances to unconsolidated subsidiary                     4,768,553            5,074,217
  Property, plant and equipment, net                                             136,187              139,136
  Office lease deposit                                                            57,414              112,600
                                                                             -----------          -----------
           Total assets                                                      $ 6,363,100          $ 7,683,358
                                                                             ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                             $ 402,675            $ 541,888
  Accrued expenses                                                                29,428              792,006
  Loans payable - shareholders                                                         -            1,452,553
                                                                           -------------           -----------
          Total current liabilities                                              432,103            2,786,447
                                                                           -------------           -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock: authorized 10,000,000 shares:
    Series E Convertible Preferred Stock: $.001 par value; 68 and 73 shares issued and outstanding at June 30, 1998 and March 30,
    1998, respectively                                                                 1                    1
  Common stock:  $.001 par value, authorized 100,000,000 shares;
    26,983,058 and 26,532,502 issued and outstanding at June 30,1998
      and March 31,1998, respectively                                             26,983               26,533
  Additional paid-in capital                                                  36,019,875           33,149,142
  Accumulated deficit                                                        (29,238,874)         (27,394,590)
  Nonemployee deferred option cost, net                                       (1,148,438)          (1,378,125)
  Warrants                                                                       271,450              493,950
                                                                            ------------          -----------
TOTAL STOCKHOLDERS' EQUITY                                                     5,930,997            4,896,911
                                                                            ------------          -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                    $ 6,363,100           $ 7,683,358
                                                                            ============          ===========

See notes to consolidated financial statements.






AMTEC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------

                                                                              (Unaudited)
                                                                        Quarter Ended June 30
                                                                 ----------------------------------
                                                                          1998               1997
                                                                          ----               ----
                                                                      (AS RESTATED;
                                                                      SEE NOTE 10)

REVENUES                                                            $          -       $          -
                                                                    ------------       ------------

EXPENSES
  Selling, general and administrative                                  1,049,422          1,426,492
                                                                    ------------       ------------

LOSS FROM OPERATIONS                                                  (1,049,422)        (1,426,492)
                                                                    ------------       -------------

OTHER (EXPENSE) INCOME:
  Amortization of stock options granted to non-employees                (229,688)                 -
  Interest expense                                                             -                  -
  Other - net                                                              4,810             (30,200)
                                                                    -------------      --------------
           Total other expense                                          (224,878)            (30,200)
                                                                    -------------      --------------

LOSS BEFORE EQUITY IN LOSSES OF
   UNCONSOLIDATED SUBSIDIARY                                          (1,274,300)         (1,456,692)

Equity in losses of unconsolidated subsidiary                           (167,563)           (135,535)
                                                                     -----------        -------------

NET LOSS                                                              (1,441,863)         (1,592,227)

PREFERRED STOCK DIVIDEND                                                 402,421             108,000
                                                                     ------------        ------------

LOSS APPLICABLE TO COMMON SHAREHOLDERS                              $ (1,844,284)       $ (1,700,227)
                                                                     ============       =============

BASIC LOSS PER COMMON SHARE                                              $ (0.06)           $  (0.05)
                                                                         ========           =========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                         30,382,177          31,306,876
                                                                      ===========         ==========


See notes to consolidated financial statements.





AMTEC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
                                                                                 Quarter Ended June 30
                                                                             ----------------------------
                                                                                1998                 1997
                                                                                ----                 ----
                                                                              (As Restated;
                                                                              SEE NOTE 10)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $ (1,441,863)        $ (1,592,227)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Amortization of deferred option cost                                          229,687                    -
    Depreciation                                                                   11,072               13,021
    Issuance of common and options stock for
      compensation,  directors' fees and services rendered                              -              273,747
    Equity in losses of unconsolidated subsidiary                                 167,563              135,535
    (Increase) decrease in:
      Accounts receivable                                                          (3,594)             (69,512)
      Prepaid expenses and other current assets                                    65,197              165,626
      Office lease deposit                                                         55,186                    -
    Increase (decrease) in:
      Accounts payable and accrued expenses                                        30,019              108,460
                                                                             ------------        -------------
        Net cash used in operations                                              (886,733)            (965,350)
                                                                             -------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in unconsolidated subsidiary                                             -             (276,000)
    Purchase of property and equipment                                             (8,123)              (1,579)
                                                                             -------------       --------------
           Net cash used in investing activities                                   (8,123)            (277,579)
                                                                             --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advance to unconsolidated subsidiary                                                 -             (724,000)
   Proceeds from sale of Series C convertible preferred stock - net                     -            2,500,000
                                                                            ---------------      --------------
           Net cash provided by financing activities                                    -            1,776,000
                                                                            ---------------      --------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (894,856)             533,071

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  2,134,662            1,346,713
                                                                            --------------       -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  1,239,806          $ 1,879,784
                                                                             ============         ============

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




                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The consolidated financial statements at June 30, 1998 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. All of the adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations, contained in the Annual Report on Form 10-K-A filed by the Company on July 14, 1999 for the Company's fiscal year ended March 31, 1998. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results for the entire year ending March 31, 1999.

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

          Included in the financial statements are the financial statements of the Company for the three months ended June 30, 1998 and 1997. The Company's share of equity in losses of Hebei Equipment included in the consolidated financial statements are as of and for the quarter ended March 31, 1998 and 1997. By doing that, the Company can ensure that delays in receiving information from China would not cause problems for the Company in meeting its reporting deadlines. However, the Company does monitor events in the lag period and, where appropriate, would disclose the occurrence of any significant event during such lag period. The summary financial information of Hebei Equipment and Hebei Engineering were included in Note 6 to the financial statements.

NOTE 3 - ASSETS

          The consolidated balance sheet includes total current assets of approximately $1.4 million and total assets of approximately $6.4 million. Of these amounts, approximately $1.2 million of cash is reserved for parent company operations and approximately $4.7 million was investment in and advance to Hebei Equipment. The Company's current cash position is sufficient to support operations of the Company through January 1, 2000.

NOTE 4 - LIABILITIES

          The consolidated balance sheet includes total liabilities of approximately $0.4 million. The decrease in consolidated liabilities primarily relates to the elimination of shareholder loans and related accrued expenses of ITV, Inc., a wholly-owned subsidiary.

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

NOTE  6 - UNCONSOLIDATED SUBSIDIARIES

          The following tables represent summary financial information of the Company's subsidiary, Hebei Equipment, and its indirect subsidiary, Hebei Engineering, for the Company's quarters ended June 30, 1998 and 1997:

                                           (Unaudited)         (Unaudited)
                                          QUARTER ENDED       QUARTER ENDED
                                          JUNE 30, 1998       JUNE 30, 1997
                                          -------------       -------------
          HEBEI EQUIPMENT
          Revenues                        $       -           $        -
                                          =========           ==========

          Net loss                       $ (239,376)          $ (222,919)
                                         ============         ===========

          HEBEI ENGINEERING
          Revenues                       $  198,623           $        -
                                         ==========           ==========

          Net loss                       $ (429,428)          $ (486,101)
                                         ============         ===========


NOTE  7 - COMPREHENSIVE INCOME

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

NOTE  8 - NEW ACCOUNTING PRONOUNCEMENTS

          Segments of an Enterprise and Related Information - In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments, in each case to the corresponding amounts in the general purpose financial statements. Management has evaluated the effect on its financial reporting of the adoption of this statement and has found the majority of required disclosures not to be applicable and has determined that it operates in only one segment.

NOTE 9 - SUBSEQUENT EVENTS

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

          On August 27, 1998 the Company signed a definitive agreement with SFMT, Inc., a wholly owned subsidiary of Global Telesystems, Inc. ("GTS") under which SFMT will acquire approximately 5.9 million shares of AmTec common stock in exchange for SFMT's interest in V-Tech, a Sino-Foreign Joint Venture which holds rights to a majority of the cash flow generated by Shanghai VSAT Network Systems, the premier satellite-based telecommunications network operator in China. The agreement is subject to satisfactory completion of due diligence and approval of AmTec's shareholders.

NOTE 10 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS UNDER
          EQUITY ACCOUNTING METHOD

          Subsequent to the issuance of the Company's financial statements for the period ended June 30, 1998, the Company's management determined that Hebei Equipment, should have been accounted for under the equity method of accounting, as the minority shareholders have substantive participating rights under the joint venture contracts. Previously, Hebei Equipment had been consolidated. As a result, the financial statements as of June 30, 1998 and for the three months ended June 30, 1998, have been restated from amounts previously reported to account for Hebei Equipment under the equity method of accounting. The Company's March 1998 amounts and quarterly amounts prior to such date have been restated in the Company's amended 10-K/A dated August 23, 1999. A summary of the significant effects of the restatement is as follows:




CONSOLIDATED BALANCE SHEETS                                             AS OF JUNE 30,        AS OF JUNE 30,
                                                                           1998                   1998
                                                                           ----                   ----
                                                                            As
                                                                         Previously                 As
                                                                         Reported                 Restated
ASSETS
CURRENT ASSETS
  Cash                                                                     $8,827,274           $1,239,806
  Accounts receivable                                                         118,255              118,255
  Prepaid expenses and other current assets                                   274,372               42,885
                                                                       --------------         ------------
     TOTAL CURRENT ASSETS                                                   9,219,901            1,400,946

  Investment in unconsolidated subsidiary                                           -            4,768,553
  Property, plant & equipment, net                                            876,266              136,187
  Investment in GSM network, net of amortization                           28,997,493                    -
  Office lease deposit                                                         63,302               57,414
                                                                        -------------        -------------

TOTAL ASSETS                                                            $  39,156,962          $ 6,363,100
                                                                        =============        =============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                           $402,675             $402,675
  Accrued expenses                                                             48,391               29,428
  Other current payables                                                   10,568,017                    -
                                                                        -------------        -------------
      TOTAL CURRENT LIABILITIES                                           $11,019,083             $432,103

  Loans payable                                                            20,028,602                    -
  Other payables                                                            1,487,727                    -
  Minority interest                                                           690,553                    -
                                                                        -------------        --------------
TOTAL LIABILITIES                                                          33,225,965               432,103

STOCKHOLDERS' EQUITY
  Preferred Stock: authorized 10,000,000 shares:
    Series E Convertible Preferred Stock: $.001 par value; 68
    shares issued and outstanding at June 30, 1998                                  1                    1

  Common stock:  $.001 par value, authorized 100,000,000 shares;
      26,983,058 issued and outstanding at June 30, 1998                       26,983               26,983

  Additional paid-in capital                                               36,132,621           36,019,875
  Accumulated deficit                                                     (29,351,620)         (29,238,874)
  Non employee deferred option cost, net                                   (1,148,438)          (1,148,438)
  Warrants                                                                    271,450              271,450
                                                                        -------------       ---------------
TOTAL STOCKHOLDERS' EQUITY                                                  5,930,997            5,930,997
                                                                        --------------      ---------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                $  39,156,962          $ 6,363,100
                                                                        =============         ============




CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Quarter Ended June 30
                                                                    --------------------------------
                                                                      1998                 1998
                                                                      ----                 ----
                                                                  As previouslY              As
                                                                     Reported             Restated

REVENUES                                                          $         -           $        -
                                                                  ------------          ----------

EXPENSES
  Selling, general and administrative                               1,696,185            1,049,422
                                                                  ------------          ----------

LOSS FROM OPERATIONS                                                (1,696,185)         (1,049,422)
                                                                   ------------         -----------

OTHER INCOME (EXPENSE):
  Amortization of stock options granted to non-employees              (229,688)            (229,688)
  Other - net                                                          119,912                4,810
                                                                  ------------          -----------
           Total other expense                                       (109,776)             (224,878)
                                                                  ------------          ------------

LOSS BEFORE EQUITY IN LOSSES OF
   UNCONSOLIDATED SUBSIDIARY                                        (1,805,961)          (1,274,300)

Minority interest in loss of subsidiary                                364,098                    -
Equity in losses of unconsolidated subsidiary                               -              (167,563)
                                                                   ------------         ------------

NET LOSS                                                            (1,441,863)          (1,441,863)

PREFERRED STOCK DIVIDEND                                               402,421              402,421
                                                                  ------------         ------------

LOSS APPLICABLE TO COMMON SHAREHOLDERS                            $ (1,844,284)        $ (1,844,284)
                                                                  =============        =============

BASIC LOSS PER COMMON SHARE                                            $ (0.06)             $ (0.06)
                                                                  ==============       =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                       30,382,177           30,382,177
                                                                   ============        =============




CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Quarter Ended June 30
                                                                        1998                  1998
                                                                        ----                  ----

                                                                    As previously              As
                                                                      Reported              Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $ (1,844,284)         $ (1,844,284)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Amortization of deferred option cost                                229,687               229,687
    Depreciation                                                        576,464                11,072
    Preferred stock dividend                                            402,421               402,421
    Equity in losses of unconsolidated subsidiary                             -               167,563
    (Increase) decrease in:
      Accounts receivable                                                (3,594)               (3,594)
      Prepaid expenses and other current assets                          82,182                65,197
      Deferred expenses                                                   6,916                     -
      Office lease deposit                                               49,879                55,186
    Increase (decrease) in:
      Accounts payable and accrued expenses                               7,473                30,019
      Other current payables                                            332,532                     -
      Minority interest                                                (251,421)                    -
                                                                       ----------         ------------
        Net cash used in operations                                    (411,745)             (886,733)
                                                                       ----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                   (8,123)               (8,123)
    GSM construction costs and additional investments                (1,083,025)                    -
                                                                     ------------          -----------
           Net cash used in investing activities                     (1,091,148)               (8,123)
                                                                     ------------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in minority interest ownership                               (112,167)                    -
                                                                    ------------          -----------
           Net cash used in financing activities                       (112,167)                    -
                                                                    ------------          -----------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                (1,615,060)             (894,856)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       10,442,334             2,134,662
                                                                    -----------            -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  8,827,274           $ 1,239,806
                                                                    ===========           ============



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

Subsequent to the issuance of the Company's financial statements for the period ended June 30, 1998, the Company determined that Hebei Equipment should have been accounted for under the equity method of accounting, as the minority shareholders have substantive participating rights under the joint venture contracts. Previously, Hebei Equipment had been consolidated. The Company's March 1998 amounts and quarterly amounts prior to such date have been restated in the Company's amended 10-K/A dated July 14, 1999. The effects of the restatement have been presented in Note 10 of the Notes to the Financial Statements and have been reflected herein.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

The Company has no revenues on its consolidated financial statements because the results of operations of the Company's subsidiary Hebei Equipment were accounted for under the equity method of accounting. The Company recorded only its share of losses of its unconsolidated subsidiary according to the percentage of its equity interest. The Company had net losses of $1,441,863 and $1,592,227 during the quarters ended June 30, 1998 and 1997, respectively.

Selling, general and administrative expenses decreased from approximately $1.4 million during the three months ended June 30, 1997 to approximately $1.0 million during the three months ended June 30, 1998. The decrease primarily related to a reduction in expenses incurred during the startup of the joint ventures offset primarily by increases in salaries and fringe benefits related to the hiring of a Chief Financial Officer and General Counsel in June, 1997.

The Company reported assets of approximately $6.4 million at June 30, 1998, a decrease of $1.3 million from March 31, 1998. This decrease primarily related to the funding of current operations using cash and other accounts payable.

The consolidated balance sheet of the Company included total liabilities of approximately $0.4 million as of June 30, 1998 compared to approximately $2.8 million as of March 31, 1998. The decrease in liabilities primarily relates to the elimination of shareholder loans and related accrued interest expenses.

The Company's loss before dividends decreased from approximately $1.6 million during the three months ended June 30, 1997 to approximately $1.4 million during the three months ended June 30, 1998. The decrease in net loss primarily relates to a decrease in general and administrative expenses, partially offset by approximately $0.2 million amortization of Non-employee deferred option costs .

Stockholders' Equity increased by approximately $1 million from March 31, 1998 to June 30, 1998, as a result of an increase in Additional paid-in capital of approximately $3 million due to the cancellation of approximately $2.4 million of shareholders' loans and related accrued interest, amortization of the discount on the Series E Preferred Stock of approximately $0.4 milion and the cancellation of 300,000 warrants valued at $0.2 million. These increases were offset by a loss for the quarter of approximately $1.8 million and an increase in Accumulated deficit of approximately $0.1 million related to AmTec's increase in the ownership of its Sino-Foreign Joint Venture from 60.8% to 70%.

LIQUIDITY AND CAPITAL RESOURCES

The Company had an operating loss of approximately $1.0 million and a loss applicable to common shares of $1.8 million during this period. While the Company expects to achieve profitable operations within several years, there can be no assurances that the Company will achieve this goal. As a result, the Company has financed its current activities primarily through private equity placements.

During the three months ended June 30, 1998, the Company's cash decreased by approximately $0.9 million, primarily due to cash used to fund current operations. The Company's direct cash position is expected to be sufficient to support operations of the Company through January 1, 2000.

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

          Agreement with SFMT, Inc.

          On August 27, 1998 the Company signed a definative agreement with SFMT, Inc., a wholly owned subsidiary of Global Telesystems, Inc. ("GTS") under which SFMT will acquire approximately 5.9 million shares of AmTec common stock in exchange for SFMT's interest in V-Tech, a Sino-Foreign Joint Venture which holds rights to a majority of the cash flow generated by Shanghai VSAT Network Systems, the premier satellite-based telecommunications network operator in China. The agreement is subject to satisfactory completion of due diligence and approval of AmTec's shareholders.

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


Dated: August 23, 1999               AmTec, Inc.


                                     By: /s/ Joseph R. Wright, Jr.
                                        -----------------------------
                                        Joseph R. Wright, Jr.
                                        Chief Executive Officer


                                     By: /s/ Wilfred Chow
                                        -----------------------------
                                        Wilfred Chow
                                        Principal Financial and
                                        Accounting Officer