Form 10-Q/A
period 1998-09-30
AMTEC INC
filed 1999-08-24
CIK 912890

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                FORM 10-Q/A
                               (AMENDMENT #3)


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1998
                                -----------------------------------


                     Commission File Number: 0-22520 .

                               AMTEC, INC. .
           (Exact name of Registrant as specified in its charter)

           Delaware                                52-1989122
 ----------------------------                     --------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

                      599 Lexington Avenue, 44th Floor
                         New York, New York 10022 .
                      --------------------------------
                  (Address of principal executive offices)

                               (212) 319-9160
                             ------------------
                      (Registrant's telephone number)


Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ____


              Class                   Outstanding as of  November 16, 1998
------------------------------       --------------------------------------
Common Stock, par value                          25,925,145
$.001 per share

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


                                INTRODUCTION

This Amendment on Form 10-Q-A amends the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant on November 16, 1998 as amended on August 23, 1999 and is being filed to reflect the restatement of the Registrant's Financial Statements ("the restatement").

The Registrant determined that one of its subsidiaries should have been accounted for under the equity method of accounting, as the minority shareholders have substantive participating rights under the joint venture contracts. Previously, its subsidiary had been consolidated. As a result, the financial statements as of September 30, 1998, and for six months ended September 30, 1998, have been restated from amounts previously reported to account for its subsidiary under the equity method of accounting. See Note 11 to the consolidated financial statements of the Registrant included herewith.

Unless otherwise noted, all information provided in this Quarterly Report is current as of November 16, 1998, the original filing date of the Form 10-Q. Information regarding recent events at the Registrant can be obtained from reports filed by the Registrant with respect to its activities during 1998, including the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1998 and the Registrant's 10-K for the year ended March 31, 1999. The Company's March 1998 amounts and quarterly amounts prior to such date have been restated in the Company's amended 10-K/A dated August 23, 1999.




                                                                                                   PAGE
PART I.             FINANCIAL INFORMATION

Item 1              Financial Statements

                    Consolidated Balance Sheets as of September 30, 1998 (Restated) and March          5
                    31, 1998

                    Consolidated Statement of Operations for the three and six months ended            6
                    September 30, 1998 (Restated) and 1997

                    Consolidated Statement of Cash Flows for the six months ended September 30,        7
                    1998 (Restated) and 1997

                    Notes to Consolidated Financial Statements                                         9

Item 2              Management's Discussion and Analysis of Financial Condition and Result of         17
                    Operations


PART II.            OTHER INFORMATION                                                                 21

Item 1              Legal Proceedings                                                                 21

Item 2              Changes in Securities and Use of Proceeds                                         21

Item 3              Defaults upon Senior Securities                                                   21

Item 4              Submission of Matters to a Vote of Security Holders                               21

Item 5              Other Information                                                                 21

Item 6              Exhibits and Reports on Form 8-K                                                  21

Signatures                                                                                            22



AMTEC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
                                                                                   Sept. 30, 1998       March 31, 1998
                                                                                   --------------       --------------
                                                                                   (As Restated;
ASSETS                                                                              See Note 11)
CURRENT ASSETS:
  Cash                                                                               $ 2,356,951          $ 2,134,662
  Accounts receivable                                                                    112,877              114,661
  Prepaid expenses and other current assets                                               39,261              108,082
                                                                                     -----------          -----------
           Total current assets                                                        2,509,089            2,357,405

  Investments in and advances to unconsolidated subsidiary                             2,410,284            5,074,217
  Property, plant and equipment, net                                                     125,910              139,136
  Office lease deposit                                                                    57,414              112,600
                                                                                     -----------          -----------
           Total assets                                                              $ 5,102,697          $ 7,683,358
                                                                                     ===========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                     $ 272,985            $ 541,888
  Accrued expenses                                                                        80,199              792,006
  Loans payable - shareholders                                                                 -            1,452,553
                                                                                     -----------          -----------
          Total current liabilities                                                      353,184            2,786,447
                                                                                     ===========          ===========
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock: authorized 10,000,000 shares:
    Series E Convertible Preferred Stock: $.001 par value; 74 shares issued, 66.5 and 73 shares outstanding in Sept. 30 1998 and
    March 31, 1998, respectively.                                                              1                    1

  Common stock:  $.001 par value, authorized 100,000,000 shares;
      26,180,880 and 26,532,502 issued and outstanding in Sept. 30,
      1998 and March 31, 1998, respectively                                               26,181               26,533

  Additional paid-in capital                                                          35,878,695           33,149,142
  Accumulated deficit                                                                (30,508,063)         (27,394,590)
  Nonemployee deferred option cost, net                                                 (918,751)          (1,378,125)
  Warrants                                                                               271,450              493,950
                                                                                     -----------          -----------
TOTAL STOCKHOLDERS' EQUITY                                                             4,749,513            4,896,911
                                                                                     -----------          -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                             $ 5,102,697          $ 7,683,358
                                                                                     ===========          ===========

See notes to consolidated financial statements.


AMTEC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------------------
                                                               (Unaudited)                                    (Unaudited)
                                                         Six months ended Sept. 30                       Quarter ended Sept. 30
                                                         1998               1997                      1998                1997
                                                     ---------------------------------           ---------------------------------
                                                    (As Restated;                               (As Restated;
                                                     See Note 11)                                See Note 11)

REVENUES                                               $        -          $        -          $        -            $        -
                                                       -----------         -----------         -----------           -----------
EXPENSES
  Selling, general and administrative                   1,881,328           2,379,498             857,261               953,006
                                                       -----------         -----------         -----------           -----------
LOSS FROM OPERATIONS                                   (1,881,328)         (2,379,498)           (857,261)             (953,006)
                                                       -----------         -----------         -----------           -----------
OTHER (EXPENSE) INCOME :
  Amortization of stock options
  granted to non-employees                               (459,376)                  -            (229,688)                    -
  Interest expense                                              -             (87,441)                  -               (87,441)
  Other - net                                              55,377             (60,933)             50,567               (30,733)
                                                       -----------         -----------         -----------           -----------
           Total other expense                           (403,999)           (148,374)           (179,121)             (118,174)
                                                       -----------         -----------         -----------           -----------
LOSS BEFORE EQUITY IN LOSSES OF
   UNCONSOLIDATED SUBSIDIARY                           (2,285,327)         (2,527,872)         (1,036,382)           (1,071,180)
Equity in losses of unconsolidated subsidiary            (359,202)           (263,707)           (166,284)             (128,172)
                                                       -----------         -----------         -----------           -----------
NET LOSS                                               (2,644,529)         (2,791,579)         (1,202,666)           (1,199,352)
PREFERRED STOCK DIVIDEND                                  468,944             108,000              66,523                     -
                                                       -----------         -----------         -----------           -----------
LOSS APPLICABLE TO COMMON SHAREHOLDERS               $ (3,113,473)       $ (2,899,579)       $ (1,269,189)         $ (1,199,352)
                                                       ===========         ===========         ===========         =============
BASIC LOSS PER COMMON SHARE                               $ (0.12)            $ (0.09)            $ (0.05)              $ (0.04)
                                                       ===========         ===========         ===========         =============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                          26,702,367          31,701,320          26,598,534            32,119,009
                                                       ===========         ===========         ===========         =============




See notes to consolidated financial statements.
---------------------------------------------------------------------------------------------------------------------------------




AMTEC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------
                                                                                                  (Unaudited)
                                                                                           Six Months Ended Sept. 30
------------------------------------------------------------------------------------------------------------------------
                                                                                            1998                 1997
                                                                                            ----                 ----
                                                                                     (As Restated;
                                                                                      See Note 11)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                            $ (3,113,473)        $ (2,899,579)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Amortization of deferred option cost                                                   459,374                    -
    Depreciation                                                                            21,930               35,862
    Preferred stock dividend                                                               468,944              108,000
    Issuance of common stock and options for directors' fees and professional
      services rendered                                                                          -              392,381
    Equity in losses of unconsolidated subsidiary                                          359,202              263,707
    (Increase) decrease in:
      Accounts receivable                                                                    1,784             (100,000)
      Prepaid expenses and other current assets                                             68,821              157,532
      Office lease deposit                                                                  55,186                    -
    Increase (decrease) in:
      Accounts payable and accrued expenses                                                (80,444)             279,057
                                                                                       -----------          -----------
        Net cash used in operations                                                     (1,758,676)          (1,763,040)
                                                                                       -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                      (8,704)             (14,365)
                                                                                       -----------          -----------
           Net cash used in investing activities                                            (8,704)             (14,365)
                                                                                       -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock buy back                                                                  (202,316)                   -
   Repayment from (Advance to) unconsolidated subsidiary                                 2,191,985           (1,000,000)
   Proceeds from sale of Series C convertible preferred stock - net                              -            2,500,000
                                                                                       -----------          -----------
           Net cash provided by financing activities                                     1,989,669            1,500,000
                                                                                       -----------          -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       222,289             (277,405)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           2,134,662            1,346,713
                                                                                       -----------          -----------


CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $ 2,356,951          $ 1,069,308
                                                                                       ===========          ===========





See notes to consolidated financial statements.




AMTEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------





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

         Included in the financial statements are the financial statements of the Company for the quarters and six months ended September 30, 1998 and 1997. The Company's share of equity in losses of Hebei Equipment included in the consolidated financial statements are as of and for the quarters and six months ended June 30, 1998 and 1997. By doing that, the Company can ensure that delays in receiving information from China would not cause problems for the Company in meeting its reporting deadlines. However, the Company does monitor events in the lag period and, where appropriate, would disclose the occurrence of any significant event during such lag period. The summary financial information of Hebei Equipment and Hebei Engineering were included in Note 6 to the financial statements.

NOTE 3 - ASSETS

         The consolidated balance sheet includes approximately $5.1 million of assets, primarily consist of approximately $2.4 million of cash and $2.4 million investment in and advances to unconsolidated subsidiary. The Company's investments in the joint venture were accounted for by the equity method of accounting because minority shareholders of Hebei Equipment and Hebei Engineering have substantive participating rights under the provision of the Joint Venture contracts. The decrease in investment in and advances to unconsolidated subsidiary primarily relates to the repayment of advances of approximately $2.2 million from Hebei Equipment to the Company.


NOTE 4 - LIABILITIES

         The consolidated balance sheet includes total liabilities of approximately $0.4 million which are mainly legal and professional fees payable. The decrease in consolidated liabilities primarily relates to the elimination of shareholder loans and related accrued interest expenses of ITV, Inc., a wholly-owned subsidiary.


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

         During the six months ended September 30, 1998, the Company issued 667,843 shares of its Common Stock upon the conversion of 6.7 shares of its Series E Convertible Preferred Stock. (See Note 10 regarding the acquisition of certain E-Shares.)

         On September 14, 1998 the Company announced its intention to purchase up to $1 million of its common stock on the open market. As of September 30, 1998, the Company had purchased 162,000 shares under this program for a total cost of approximately $202,000. The stock was duly cancelled and retired after it was repurchased in accordance with Delaware General Corporation Law.

NOTE  6 - UNCONSOLIDATED SUBSIDIARIES

         The following tables represent summary financial information of the Company's subsidiary, Hebei Equipment, and its indirect subsidiary, Hebei Engineering, for the Company's quarters and six months ended September 30, 1998 and 1997:


                                        Six months ended Sept. 30        Three months ended Sept. 30
                                        -------------------------        ---------------------------
                                          1998             1997             1998             1997
                                        --------         --------         --------         --------
HEBEI EQUIPMENT
Revenues                                  $        -       $        -       $        -       $        -
                                        ==============   ==============   ==============   ==============
Net (loss) income                         $ (549,090)      $ (433,728)      $ (273,493)      $ (210,809)
                                        ==============   ==============   ==============   ==============
HEBEI ENGINEERING
Revenues                                  $  432,635       $        -       $  234,012       $        -
                                        ==============   ==============   ==============   ==============
Net (loss) income                         $ (797,680)    $ (1,023,524)      $ (368,252)      $ (537,423)
                                        ==============   ==============   ==============   ==============



NOTE 7 - SIGNIFICANT TRANSACTIONS

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

NOTE  8 - COMPREHENSIVE INCOME

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

NOTE 10 - SUBSEQUENT EVENTS

         On November 10, 1998, 38.5 shares of the Company's Series E Convertible Preferred Shares were acquired from an investment fund by the Company and investors known to the Company. As a result of this transaction, the Company is retiring 3.85 Series E Convertible Preferred Shares which would have been convertible into 542,192 common shares at the conversion rate effective on November 12, 1998.

NOTE 11 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS UNDER EQUITY ACCOUNTING METHOD

         Subsequent to the issuance of the Company's financial statements for the period ended September 30, 1998, the Company's management determined that Hebei Equipment, should have been accounted for under the equity method of accounting, as the minority shareholders have substantive participating rights under the joint venture contracts. Previously, Hebei Equipment had been consolidated. As a result, the financial statements as of September 30, 1998, and for the three months and six months ended September 30, 1998, have been restated from amounts previously reported to account for Hebei Equipment under the equity method of accounting. The Company's March 1998 amounts and quarterly amounts prior to such date have been restated in the Company's amended 10-K/A dated August 23, 1999. A summary of the significant effects of the restatement is as follows:


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------

                                                                                    As of September 30,  As of September 30,
                                                                                            1998                 1998
                                                                                            ----                 ----
                                                                                             As
                                                                                         Previously               As
                                                                                          Reported             Restated
ASSETS
Current assets
  Cash                                                                                  $6,772,103           $2,356,951
  Accounts receivable                                                                      112,877              112,877
  Prepaid expenses and other current assets                                                430,596               39,261
                                                                                       ------------         ------------
     Total current assets                                                                7,315,576            2,509,089

  Investment in unconsolidated subsidiary                                                        -            2,410,284
  Property, plant & equipment, net                                                         848,108              125,910
  Investment in GSM network, net of amortization                                        29,131,345                    -
  Office lease deposit                                                                      63,300               57,414
                                                                                       ------------         ------------
TOTAL ASSETS                                                                          $ 37,358,329          $ 5,102,697
                                                                                       ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                                        $272,985             $272,985
  Accrued expenses                                                                          43,004               80,199
  Other current payables                                                                10,477,578                    -
                                                                                       ------------         ------------
      Total current liabilities                                                        $10,793,567             $353,184

  Loans payable                                                                         20,028,602                    -
  Other payables                                                                         1,487,727                    -
  Minority interest                                                                        298,920                    -
                                                                                       ------------         ------------
TOTAL LIABILITIES                                                                       32,608,816              353,184

STOCKHOLDERS' EQUITY
  Preferred Stock: authorized 10,000,000 shares:
    Series E Convertible Preferred Stock: $.001 par value; 74 shares
    issued, 66.5 shares outstanding at September 30, 1998                                        1                    1

  Common stock:  $.001 par value, authorized 100,000,000 shares;
      26,180,880 issued and outstanding at September 30, 1998                               26,181               26,181

  Additional paid-in capital                                                            35,991,440           35,878,695
  Accumulated deficit                                                                  (30,620,808)         (30,508,063)
  Non employee deferred option cost, net                                                  (918,751)            (918,751)
  Warrants                                                                                 271,450              271,450
                                                                                       ------------         ------------
TOTAL STOCKHOLDERS' EQUITY                                                               4,749,513            4,749,513
                                                                                       ------------         ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                              $ 37,358,329          $ 5,102,697
                                                                                       ============         ============



CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------
                                                                                    Quarter Ended Sept. 30
                                                                                    ----------------------
                                                                                 1998                      1998
                                                                                 ----                      ----
                                                                             As previously                  As
                                                                               Reported                  Restated

REVENUES                                                                   $          -             $          -
                                                                           --------------           --------------
EXPENSES
  Selling, general and administrative                                         1,492,481                  857,261
                                                                           --------------           --------------
LOSS FROM OPERATIONS                                                         (1,492,481)                (857,261)
                                                                           --------------           --------------

OTHER INCOME (EXPENSE):
  Amortization of stock options granted to non-employees                       (229,688)                (229,688)
  Other - net                                                                   128,907                   50,567
                                                                           --------------           --------------
           Total other expense                                                 (100,781)                (179,121)
                                                                           --------------           --------------
LOSS BEFORE EQUITY IN LOSSES OF
   UNCONSOLIDATED SUBSIDIARY                                                 (1,593,262)              (1,036,382)
Minority interest in loss of subsidiary                                         390,596                        -
Equity in losses of unconsolidated subsidiary                                         -                 (166,284)
                                                                           --------------           --------------
NET LOSS                                                                     (1,202,666)              (1,202,666)
PREFERRED STOCK DIVIDEND                                                         66,523                   66,523
                                                                           --------------           --------------
LOSS APPLICABLE TO COMMON SHAREHOLDERS                                     $ (1,269,189)            $ (1,269,189)
                                                                           ==============           ==============
BASIC LOSS PER COMMON SHARE                                                     $ (0.05)                 $ (0.05)
                                                                           ==============           ==============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                                26,598,534               26,598,534
                                                                           ==============           ==============





CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------
                                                                                Six Months Ended Sept. 30
                                                                                --------------------------
                                                                              1998                      1998
                                                                              ----                      ----
                                                                           As previously                  As
                                                                             Reported                  Restated

REVENUES                                                                   $          -             $          -
                                                                           --------------           --------------
EXPENSES
  Selling, general and administrative                                         3,188,666                1,881,328
                                                                           --------------           --------------
LOSS FROM OPERATIONS                                                         (3,188,666)              (1,881,328)
                                                                           --------------           --------------
OTHER INCOME (EXPENSE):
  Amortization of stock options granted to non-employees                       (459,376)                (459,376)
  Other - net                                                                   248,819                   55,377
                                                                           --------------           --------------
           Total other expense                                                 (210,557)                (403,999)
                                                                           --------------           --------------
LOSS BEFORE EQUITY IN LOSSES OF
   UNCONSOLIDATED SUBSIDIARY                                                 (3,399,223)              (2,285,327)
Minority interest in loss of subsidiary                                         754,694                        -
Equity in losses of unconsolidated subsidiary                                         -                 (359,202)
                                                                           --------------           --------------
NET LOSS                                                                     (2,644,529)              (2,644,529)
PREFERRED STOCK DIVIDEND                                                        468,944                  468,944
                                                                           --------------           --------------
LOSS APPLICABLE TO COMMON SHAREHOLDERS                                     $ (3,113,473)            $ (3,113,473)
                                                                           ==============           ==============
BASIC LOSS PER COMMON SHARE                                                     $ (0.12)                 $ (0.12)
                                                                           ==============           ==============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                                26,702,367               26,702,367
                                                                           ==============           ==============




CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------
                                                                     Six Months Ended Sept.30
                                                                     1998                 1998

                                                                As previously              As
                                                                   Reported             Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $ (3,113,473)        $ (3,113,473)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Amortization of deferred option cost                              459,376              459,374
    Depreciation                                                    1,175,648               21,930
    Preferred stock dividend                                          468,944              468,944
    Equity in losses of unconsolidated subsidiary                           -              359,202
    (Increase) decrease in:
      Accounts receivable                                               1,784                1,784
      Prepaid expenses and other current assets                       (74,042)              68,821
      Deferred expenses                                                 6,916                    -
      Office lease deposit                                             49,880               55,186
    Increase (decrease) in:
      Accounts payable and accrued expenses                          (134,407)             (80,444)
      Other current payables                                          242,706                    -
      Minority interest                                              (643,054)                   -
                                                                   -----------          -----------
        Net cash used in operations                                (1,559,722)          (1,758,676)
                                                                   -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                 (9,254)              (8,704)
    GSM construction costs and additional investments              (1,786,772)                   -
                                                                   -----------          -----------
           Net cash used in investing activities                   (1,796,026)              (8,704)
                                                                   -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment from (Advance to) unconsolidated subsidiary                    -            2,191,985
   Common stock buy back                                             (202,316)            (202,316)
   Change in minority interest ownership                             (112,167)                   -
                                                                   -----------          -----------
           Net cash (used in) provided by financing activit          (314,483)           1,989,669
                                                                   -----------          -----------
NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS              (3,670,231)             222,289
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     10,442,334            2,134,662
                                                                   -----------          -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 6,772,103          $ 2,356,951
                                                                   ===========          ===========



ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

AmTec, Inc. ("AmTec" or "the Company") is a telecommunications company with operations in the People's Republic of China ( the "PRC" or "China"). The Company has focused its operations on China because of its large and rapidly growing need for telecommunications services, its requirement for foreign capital and technology to meet that need, and AmTec's opportunity to obtain cash flow sharing and technical services agreements with operators who hold exclusive or semi-exclusive communications licenses. The Company has established majority ownership in joint ventures with Chinese and other partners to provide financing, network construction and operational consulting services to licensed China network operators. The Company's current operations, through its subsidiary, Hebei Engineering, are focused on a series of cellular telephone networks in the northeastern province of Hebei, which has 11 major cities and a population of approximately 64 million people. In addition, the Company has interests in other projects and networks in various stages of development.

Key components of AmTec's business strategy are developing existing network interests and obtaining additional interests in communications networks in China, including combining the efforts of major telecommunications companies in China.

Subsequent to the issuance of the Company's financial statements for the period ended September 30, 1998, the Company determined that Hebei Equipment should have been accounted for under the equity method of accounting, as the minority shareholders have substantive participating rights under the joint venture contracts. Previously, Hebei Equipment had been consolidated. The Company's March 1998 amounts and quarterly amounts prior to such date have been restated in the Company's amended 10-K/A dated July 14, 1999. The effects of the restatement have been presented in Note 9 of the Notes to the Financial Statements and have been reflected herein.

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

RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE SIX AND THREE MONTHS ENDED SEPTEMBER 30, 1997.

The Company has no revenues on its consolidated financial statements because the results of operations of the Company's subsidiary Hebei Equipment were accounted for under the equity method of accounting. The Company recorded only its share of losses of its unconsolidated subsidiary according to the percentage of its equity interest. The Company had net losses of $2,644,529 and $2,791,579 during the six months ended Sept 30, 1998 and 1997, respectively.

Selling, general and administrative expenses decreased from approximately $2.4 million during the six months ended September 30, 1997 to approximately $1.9 million during the six months ended September 30, 1998. The decrease primarily related to the reduction in expenses incurred for the start-up of the Company's joint venture.

Selling, general and administrative expenses decreased from approximately $1.0 million during the three months ended September 30, 1997 to approximately $0.9 million during the three months ended September 30, 1998. The decrease for the quarter was primarily attributed to a higher legal and professional fees associated with the fund raising during the quarter ended September 30, 1997.

The Company reported total assets of approximately $5.1 million at September 30, 1998, a decrease of $2.5 million from March 31, 1998. This decrease primarily related to the shares of equity loss of 0.4 million and the funding of current operations of approximately $1.8 million using cash.

The consolidated balance sheet of the Company includes total liabilities of approximately $0.4 million which are primarily legal and professional fee payable. The decrease in consolidated liabilities primarily relates to the elimination of shareholder loans and related accrued expenses and a decrease in minority interest.

The Company's loss before dividends decreased from $2.8 million during the six months ended September 30, 1997 to $2.6 million during the six months ended September 30, 1998. The decrease in net loss primarily relates to an increase in the equity loss of unconsolidated subsidiaries offset by an decrease in selling, general and administrative expenses.

The decrease in Stockholders' Equity of approximately $0.2 million for the six months ended September 30, 1998 was the net result of an increase in Additional paid-in capital of approximately $2.8 million, a loss for the six months of approximately $3.1 million, amortization of deferred option cost of $0.5 million and an increase in Accumulated deficit of approximately $0.1 million related to AmTec's increase in the ownership of its Sino-Foreign Joint Venture from 60.8% to 70%. The increase in Additional paid-in capital was due to the elimination of approximately $2.4 million of shareholders' loans and related accrued interest, amortization of the discount on the Series E Convertible Preferred Stock of approximately $0.4 milion and the cancellation of 300,000 warrants valued at $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company had an operating loss of $1.9 million and a loss applicable to common shares of $3.1 million during this period. While the Company expects to achieve profitable operations within several years, there can be no assurances that the Company will achieve this goal. As a result, the Company has financed its current activities primarily through private equity placements.

During the six months ended September 30, 1998, the Company's cash increased by approximately $0.2 million, primarily due to repayment of approximately $2.2 million from Hebei Equipment, cash used to fund current operations of approximately $1.8 million and $0.2 million of cash used to buy back common stock. The Company's direct cash position is expected to be sufficient to support its operations through January 1, 2000.

EQUITY ISSUANCES

The Company issued 667,843 shares of its Common Stock during its first six months upon conversion of 6.7 shares of the Company's Series E Convertible Preferred Shares (the "Series E Shares") by certain holders of the Series E Shares. (See NOTE 9 regarding the acquisition of certain Series E Shares.)

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


Dated: August 23, 1999                     AmTec, Inc.






                                         By: /s/ Joseph R. Wright, Jr.
                                             ------------------------------
                                               Joseph R. Wright, Jr.
                                               Chief Executive Officer





                                         By: /s/ Wilfred Chow
                                             ------------------------------
                                                Wilfred Chow
                                                Principal Financial and
                                                Accounting Officer