Form 10-Q/A
period 1998-12-31
AMTEC INC
filed 1999-08-24
CIK 912890

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                FORM 10-Q/A
                               (AMENDMENT 2)


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 1998
                 -----------------------------------------------------


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


  Class                                   Outstanding as of  February 12, 1999
Common Stock, par value $.001 per share                   30,811,721

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


                                INTRODUCTION

This Amendment on Form 10-Q-A amends the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant on February 12, 1999 as amended on August 23, 1999 and is being filed to reflect the restatement of the Registrant's Financial Statements ("the restatement").

The Registrant determined that one of its subsidiaries should have been accounted for under the equity method of accounting, as the minority shareholders have substantive participating rights under the joint venture contracts. Previously, its subsidiary had been consolidated. As a result, the financial statements as of December 31, 1998, and for nine months ended December 31, 1998, have been restated from amounts previously reported to account for its subsidiary under the equity method of accounting. See Note 10 to the consolidated financial statements of the Registrant included herewith.

Unless otherwise noted, all information provided in this Quarterly Report is current as of February 12, 1998, the original filing date of the Form 10-Q. Information regarding recent events at the Registrant can be obtained from reports filed by the Registrant with respect to its activities during 1998, including the Registrant's 10-K for the year ended March 31, 1999. The Company's March 1998 amounts and quarterly amounts prior to such date have been restated in the Company's amended 10-K/A dated August 23, 1999.



                                                                        PAGE

PART I.     FINANCIAL INFORMATION

Item 1      Financial Statements

            Consolidated Balance Sheets as of December 31, 1998
            (Restated) and March 31, 1998                                5

            Consolidated Statement of Operations for the three
            and nine months ended December 31, 1998 (Restated)
            and 1997                                                     6

            Consolidated Statement of Cash Flows for the
            nine months ended December 31, 1998 (Restated)
            and 1997                                                     7

            Notes to Consolidated Financial Statements                   9

Item 2      Management's Discussion and Analysis of Financial
            Condition and Result of Operations                          17


PART II.    OTHER INFORMATION                                           21

Item 1      Legal Proceedings                                           21

Item 2      Changes in Securities and Use of Proceeds                   21

Item 3      Defaults upon Senior Securities                             21

Item 4      Submission of Matters to a Vote of Security Holders         21

Item 5      Other Information                                           21

Item 6      Exhibits and Reports on Form 8-K                            21

Signatures                                                              22




AMTEC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
                                                                                       Dec. 31, 1998          Mar. 31, 1998
                                                                                       -------------          -------------
                                                                                       (As restated;
                                                                                       See note 10)
ASSETS
CURRENT ASSETS:
  Cash                                                                                  $  1,075,372          $ 2,134,662
  Accounts receivable                                                                        104,881              114,661
  Prepaid expenses and other current assets                                                   35,637              108,082
                                                                                         -----------          -----------
           Total current assets                                                            1,215,890            2,357,405

  Investments in and advances to unconsolidated subsidiary                                 1,423,467            5,074,217
  Property, plant and equipment, net                                                         116,864              139,136
  Office lease deposit                                                                        57,414              112,600
                                                                                         -----------          -----------
           Total assets                                                                 $  2,813,635          $ 7,683,358
                                                                                         ===========          ===========

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                      $    175,663          $   541,888
  Accrued expenses                                                                            29,672              792,006
  Loans payable - shareholders                                                                     -            1,452,553
                                                                                        ------------          -----------
          Total current liabilities                                                          205,335            2,786,447
                                                                                        ------------          -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
  Preferred Stock: authorized 10,000,000 shares:
    Series E Convertible Preferred Stock: $.001 par value; 74 shares issued, 36.5 and 73 shares outstanding at Dec. 31, 1998 and
    Mar. 31, 1998, respectively                                                                    1                    1
  Common stock:  $.001 par value, authorized 100,000,000 shares;
      30,008,426 and 26,532,502 issued and outstanding at Dec. 31,
      1998 and Mar. 31, 1998, respectively                                                    30,008               26,533
  Additional paid-in capital                                                              35,000,177           33,149,142
  Accumulated deficit                                                                    (32,693,336)         (27,394,590)
  Nonemployee deferred option cost, net                                                            -           (1,378,125)
  Warrants                                                                                   271,450              493,950
                                                                                        ------------          -----------
TOTAL STOCKHOLDERS EQUITY                                                              $   2,608,300            4,896,911
                                                                                       -------------          -----------
TOTAL LIABILITIES & STOCKHOLDERS EQUITY                                                $   2,813,635          $ 7,683,358
                                                                                       =============          ===========
See notes to consolidated financial statements.




AMTEC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                 (Unaudited)                     (Unaudited)
                                                            Nine Months Ended Dec. 31     Three Months Ended Dec. 31
                                                              1998            1997         1998                  1997
                                                              ----            ----         ----                  ----
                                                                 (As Restated;                  (As Restated;
                                                                 See note 10)                  See note 10)

REVENUES                                                    $        -    $         -      $          -        $        -
                                                            ----------    -----------      ------------        ----------

EXPENSES
  Selling, general and administrative                        2,849,742      3,290,812           968,417           911,314
                                                            ----------    -----------      ------------        ----------
LOSS FROM OPERATIONS                                        (2,849,742)    (3,290,812)         (968,417)         (911,314)
                                                            ----------    -----------      ------------        ----------

OTHER (EXPENSE) INCOME :
  Amortization of stock options granted to non-employees      (459,376)             -                 -                 -
  Write off of investment                                            -        (87,441)                -                 -
  Other - net                                                   37,304         (6,446)          (18,073)           54,487
                                                            ----------     ----------       -----------         ---------
           Total other (expense) income                       (422,072)       (93,887)          (18,073)           54,487
                                                            ----------     ----------       -----------         ---------

LOSS BEFORE EQUITY IN LOSSES OF
   UNCONSOLIDATED SUBSIDIARY                                (3,271,814)    (3,384,699)         (986,490)         (856,827)

Equity in losses of unconsolidated subsidiary               (1,412,881)      (320,274)       (1,053,679)          (56,567)
                                                           -----------     ----------       -----------         ----------
NET LOSS                                                    (4,684,695)    (3,704,973)       (2,040,169)         (913,394)

PREFERRED STOCK DIVIDEND                                       614,051        222,891           145,107           114,891
                                                           -----------     ----------      ------------        ----------

LOSS APPLICABLE TO COMMON SHAREHOLDERS                     $(5,298,746)   $(3,927,864)     $ (2,185,276)      $(1,028,285)
                                                           ===========    ===========      ============        ==========

BASIC LOSS PER COMMON SHARE                                $     (0.20)   $     (0.13)     $      (0.08)      $     (0.04)
                                                           ============   ===========      ============       ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                               26,458,488     30,728,346        25,971,101        29,210,664
                                                           ===========    ===========      ============       ===========


See notes to consolidated financial statements.



AMTEC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                  (Unaudited)
                                                                            Nine Months Ended Dec.31
                                                                             1998               1997
                                                                             ----               ----
                                                                           (As restated;
                                                                           SEE NOTE 10)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $ (5,298,746)      $ (3,927,864)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Amortization of deferred option cost                                        459,374                  -
    Depreciation                                                                 35,699             55,603
    Preferred stock dividend                                                    614,051            222,891
    Issuance of common stock and options for directors'
      fees and professional services rendered                                         -            392,381
    Equity in losses of unconsolidated subsidiary                             1,458,765            320,274
    (Increase) decrease in:
      Accounts receivable                                                         9,780           (116,215)
      Prepaid expenses and other current assets                                  72,445             19,151
      Office lease deposit                                                       55,186                  -
    Increase (decrease) in:
      Accounts payable and accrued expenses                                    (222,796)           (32,795)
                                                                             -----------        -----------
        Net cash used in operations                                          (2,816,242)        (3,066,574)
                                                                             -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                          (13,427)           (36,001)
                                                                             -----------        -----------
           Net cash used in investing activities                                (13,427)           (36,001)
                                                                             -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock buy back                                                       (321,606)                 -
   Series E preferred stock  buy back                                          (100,000)                 -
   Repayment from (Advance to) unconsolidated subsidiary                      2,191,985         (1,000,000)
   Proceeds from sale of Series C convertible preferred stock - net                   -          2,500,000
   Proceeds from sale of Series E convertible preferred stock - net                   -          6,691,035
                                                                             ----------        -----------
           Net cash provided by financing activities                          1,770,379          8,191,035
                                                                             ----------        -----------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                        (1,059,290)         5,088,460

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                2,134,662          1,346,713
                                                                           ------------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  1,075,372        $ 6,435,173
                                                                           ============        ===========

See notes to consolidated financial statements.




AMTEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS



                       SUPPLEMENTAL CASH INFORMATION:

No income taxes and interest were paid during the first nine months of fiscal 1999 or 1998.


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


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements as of December 31, 1998 and for the nine months then ended are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. All of the adjustments are of a normal recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations, contained in the Annual Report on Form 10-K/A filed by the Company on July 14, 1999 for the Company's fiscal year ended March 31, 1998. The results of operations for the nine months ended December 31, 1998 are not necessarily indicative of the results for the entire year ending March 31, 1999.

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

         Included in the financial statements are the financial statements of the Company for the quarters and nine months ended December 31, 1998 and 1997. The Company's share of equity in losses of Hebei Equipment included in the consolidated financial statements are as of and for the quarters and nine months ended September 30, 1998 and 1997. By doing that, the Company can ensure that delays in receiving information from China would not cause problems for the Company in meeting its reporting deadlines. However, the Company does monitor events in the lag period and, where appropriate, would disclose the occurrence of any significant event during such lag period. The summary financial information of Hebei Equipment and Hebei Engineering were included in Note 6 to the financial statements.

NOTE 3 - ASSETS

         The consolidated balance sheet includes approximately $2.8 million of assets, primarily consist of approximately $1.1 million of cash and $1.4 million investment in and advances to Hebei Equipment. The Company's investments in the joint venture were accounted for by the equity method of accounting because minority shareholders of Hebei Equipment and Hebei Engineering have substantive participating rights under the provision of the Joint Venture contracts. The decrease in investment in and advances to unconsolidated subsidiary primarily relates to the repayment of advances of approximately $2.2 million from Hebei Equipment to the Company.

NOTE 4 - LIABILITIES

         The consolidated balance sheet includes total liabilities of approximately $0.2 million which are mainly legal and professional fees payable. The decrease in consolidated liabilities primarily relates to the elimination of shareholder loans and related accrued interest expenses of ITV, Inc., a wholly-owned subsidiary.

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

NOTE  6 - UNCONSOLIDATED SUBSIDIARIES

         The following tables represent summary financial information of the Company's subsidiary, Hebei Equipment, and its indirect subsidiary, Hebei Engineering, for the Company's quarters and nine months ended December 31, 1998 and 1997:



                              NINE MONTHS ENDED DEC. 30        THREE MONTHS ENDED DEC. 31
                                1998             1997             1998             1997
                                ----             ----             ----             ----
HEBEI EQUIPMENT
Revenues                      $          -       $        -     $          -        $       -
                              ============       ==========     ============        =========

Net (loss) income             $ (1,982,181)      $ (526,766)    $ (1,505,256)       $ (93,038)
                              =============      ===========    =============       ==========

HEBEI ENGINEERING
Revenues                      $   606,629        $        -     $    173,994        $       -
                              ============       ==========     ============        ==========

Net (loss) income             $(1,323,681)       $(1,555,691)   $   (526,001)       $(532,167)
                              ============       ============    ===========        ===========




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

         On August 6, 1998, the company signed a definitive agreement with UIH Hunan Inc. ("UIHH"), an indirect subsidiary of United International Holdings, Inc., under which AmTec will issue to UIHH's direct parent company $12 million of convertible preferred stock ("Series F Shares") in exchange for 100% of the common stock of UIHH. The Series F Shares will be convertible into AmTec's common stock at a price equal to the Average Closing Price of the common stock during the ten trading days ending three trading days prior to closing of the transaction. However, the conversion price of the Series F Shares will be no higher than $1.25 per share. Once issued, the Series F Shares will carry certain anti-dilution provisions. UIHH holds a 49% interest in a Sino-foreign joint venture with the Broadcasting Bureau of Hunan, the monopoly cable television operator in Hunan Province, People's Republic of China. The agreement, which is subject to satisfactory completion of due diligence and approvals of appropriate regulatory authorities in China among other conditions, provides UAP with a three year option to increase its holdings in AmTec to 25% of AmTec's fully diluted common shares for a price of $3 per share and with rights of co-investment with AmTec in China. Subject to shareholder approval as required by the American Stock Exchange, the consummation of this transaction will make UAP AmTec's largest shareholder.

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

NOTE 10 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS UNDER EQUITY ACCOUNTING METHOD

         Subsequent to the issuance of the Company's financial statements for the period ended December 31, 1998, the Company's management determined that Hebei Equipment, should have been accounted for under the equity method of accounting, as the minority shareholders have substantive participating rights under the joint venture contracts. Previously, Hebei Equipment had been consolidated. As a result, the financial statements as of December 31, 1998, and for the three months and nine months ended December 31, 1998, have been restated from amounts previously reported to account for Hebei Equipment under the equity method of accounting. The Company's March 1998 amounts and quarterly amounts prior to such date have been restated in the Company's amended 10K/A dated August 23, 1999. A summary of the significant effects of the restatement is as follows:



CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------

                                                                             As of Dec. 31,      As of Dec. 31,
                                                                                  1998                1998
                                                                                  ----                ----
                                                                                   As
                                                                               Previously              As
                                                                                 Reported           Restated
ASSETS
Current assets
  Cash                                                                          $5,850,056         $1,075,372
  Accounts receivable                                                              104,881            104,881
  Prepaid expenses and other current assets                                        228,129             35,637
                                                                               -----------         ----------
     Total current assets                                                        6,183,066          1,215,890

  Investment in unconsolidated subsidiary                                                -          1,423,467
  Property, plant & equipment, net                                                 821,265            116,864
  Investment in GSM network, net of amortization                                28,518,017                  -
  Office lease deposit                                                              63,301             57,414
                                                                              ------------        -----------
TOTAL ASSETS                                                                 $  35,585,649        $ 2,813,635
                                                                              ============        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                               $ 175,663           $175,663
  Accrued expenses                                                                  47,491             29,672
  Bank loans payable within one year                                             4,000,000                  -
  Other current payables                                                         9,737,721                  -
                                                                               -----------        -----------
      Total current liabilities                                                $13,960,875           $205,335

  Loans payable                                                                 17,528,747                  -
  Other payables                                                                 1,487,727                  -
                                                                               -----------        -----------
TOTAL LIABILITIES                                                               32,977,349            205,335

STOCKHOLDERS' EQUITY
  Preferred Stock: authorized 10,000,000 shares:
    Series E Convertible Preferred Stock: $.001 par value; 74 shares
    issued, 36.5 shares outstanding at December 31, 1998                                 1                  1

  Common stock:  $.001 par value, authorized 100,000,000 shares;
      30,008,426 issued and outstanding at December 31, 1998                        30,008             30,008

  Additional paid-in capital                                                    35,000,177         35,000,177
  Accumulated deficit                                                          (32,693,336)       (32,693,336)
  Warrants                                                                         271,450            271,450
                                                                             -------------        ------------
TOTAL STOCKHOLDERS' EQUITY                                                       2,608,300          2,608,300
                                                                             -------------        ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                     $  35,585,649        $ 2,813,635
                                                                             =============        ===========




CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                   Nine Months Ended Dec. 31
                                                                   1998                1998
                                                                   ----                ----
                                                                As previously           As
                                                                 Reported             Restated
REVENUES                                                        $         -       $         -
                                                                ------------      ------------
EXPENSES
  Selling, general and administrative                             3,163,638         2,849,742
  Amortization of GSM investment                                  1,709,845                 -
                                                                ------------      ------------
LOSS FROM OPERATIONS                                             (4,873,483)       (2,849,742)
                                                                ------------      ------------

OTHER (EXPENSE) INCOME :
  Amortization of stock options granted to non-employees           (459,374)         (459,376)
  Other - net                                                      (293,812)           37,304
                                                                ------------      ------------
           Total other expense                                     (753,186)         (422,072)
                                                                ------------      ------------

LOSS BEFORE EQUITY IN LOSSES OF
   UNCONSOLIDATED SUBSIDIARY                                     (5,626,669)       (3,271,814)

Minority interest in loss of subsidiary                             941,974                 -
Equity in losses of unconsolidated subsidiary                             -        (1,412,881)
                                                                ------------      ------------
NET LOSS                                                         (4,684,695)       (4,684,695)

PREFERRED STOCK DIVIDEND                                            614,051           614,051
                                                               -------------     -------------

LOSS APPLICABLE TO COMMON SHAREHOLDERS                         $ (5,298,746)     $ (5,298,746)
                                                               =============     =============

BASIC LOSS PER COMMON SHARE                                         $ (0.20)          $ (0.20)
                                                               =============     =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                    26,458,488        26,458,488
                                                               =============     =============





CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Quarter Ended Dec. 31
                                                                    1998               1998
                                                                    ----               ----
                                                                 As previously         As
                                                                   Reported         Restated

REVENUES                                                       $        -         $         -
                                                               -----------        ------------

EXPENSES
  Selling, general and administrative                           1,060,769             968,417
  Amortization of GSM investment                                  624,048                   -
                                                               -----------        ------------

LOSS FROM OPERATIONS                                           (1,684,817)           (968,417)
                                                               -----------        ------------

OTHER EXPENSES - net                                             (542,632)            (18,073)
                                                               -----------        ------------

LOSS BEFORE EQUITY IN LOSSES OF
   UNCONSOLIDATED SUBSIDIARY                                   (2,227,449)           (986,490)

Minority interest in loss of subsidiary                           187,280                   -
Equity in losses of unconsolidated subsidiary                          -           (1,053,679)
                                                               ----------         ------------

NET LOSS                                                       (2,040,169)         (2,040,169)

PREFERRED STOCK DIVIDEND                                          145,107             145,107
                                                             -------------       ------------
LOSS APPLICABLE TO COMMON SHAREHOLDERS                       $ (2,185,276)       $ (2,185,276)
                                                             =============       =============

BASIC LOSS PER COMMON SHARE                                       $ (0.08)            $ (0.08)
                                                             =============       =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                  25,971,101          25,971,101
                                                             =============       =============




CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Nine Months Ended Dec.31
                                                                 -------------------------------
                                                                     1998                  1998
                                                                     ----                  ----
                                                                  As previously              As
                                                                    Reported              Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $ (5,298,746)         $ (5,298,746)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Amortization of deferred option cost                              459,374               459,374
    Depreciation and amoritzation of GSM investment                 1,709,845                     -
    Depreciation                                                       87,855                35,699
    Preferred stock dividend                                          614,051               614,051
    Equity in losses of unconsolidated subsidiary                           -             1,458,765
    (Increase) decrease in:
      Accounts receivable                                               9,780                 9,780
      Prepaid expenses and other current assets                       128,425                72,445
      Deferred expenses                                                 6,916                     -
      Office lease deposit                                             49,879                55,186
    Increase (decrease) in:
      Accounts payable and accrued expenses                          (219,861)             (222,796)
      Other current payables                                         (498,454)                    -
      Minority interest                                              (941,974)                    -
                                                                 -------------         -------------
        Net cash used in operations                                (3,892,910)           (2,816,242)
                                                                 -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                (11,855)              (13,427)
    GSM construction costs and additional investments              (1,766,052)                    -
                                                                 -------------         -------------
           Net cash used in investing activities                   (1,777,907)              (13,427)
                                                                 -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings                                                       1,500,145                     -
   Repayment from (Advance to) unconsolidated subsidiary                    -             2,191,985
   Common stock buy back                                             (321,606)             (321,606)
   Preferred stock buy back                                          (100,000)             (100,000)
                                                                  ------------          ------------
           Net cash provided by financing activities                1,078,539             1,770,379
                                                                  ------------          ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (4,592,278)           (1,059,290)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     10,442,334             2,134,662
                                                                  ------------          ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 5,850,056           $ 1,075,372
                                                                  ============          ============



ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

AmTec, Inc. ("AmTec" or "the Company") is a telecommunications company with operations in the People's Republic of China (the "PRC" or "China"). The Company has focused its operations on China because of its large and rapidly growing need for telecommunications services, its requirement for foreign capital and technology to meet that need, and AmTec's opportunity to obtain cash flow sharing and technical services agreements with operators who hold exclusive or semi-exclusive communications licenses. The Company has established majority ownership in joint ventures with Chinese and other partners to provide financing, network construction and operational consulting services to licensed China network operators. The Company's current operations, through its subsidiary, primarily are focused on a series of cellular telephone networks in the northeastern province of Hebei, which has 11 major cities and a population of approximately 64 million people. These networks are being launched with subscribers growing from 20,000 to 35,000 in the third quarter. Revenues and income will be shown in the fourth quarter for the full year.

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

Subsequent to the issuance of the Company's financial statements for the period ended December 31, 1998, the Company determined that Hebei Equipment should have been accounted for under the equity method of accounting, as the minority shareholders have substantive participating rights under the joint venture contracts. Previously, Hebei Equipment had been consolidated. The Company's March 1998 amounts and quarterly amounts prior to such date have been restated in the Company's amended 10-K/A dated July 14, 1999. The effects of the restatement have been presented in Note 10 of the Notes to the Financial Statements and have been reflected herein.

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

RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED DECEMBER 31, 1998 AS COMPARED TO THE NINE AND THREE MONTHS ENDED DECEMBER 31, 1997.

The Company has no revenues on its consolidated financial statements because the results of operations of the Company's subsidiary Hebei Equipment were accounted for under the equity method of accounting. The Company recorded only its share of losses of its unconsolidated subsidiary according to the percentage of its equity interest. The Company had net losses of $5,298,746 and $3,927,864 during the nine months ended Dec. 31, 1998 and 1997, respectively.

Selling, general and administrative expenses decreased from approximately $3.3 million during the nine months ended December 31, 1997 to approximately $2.8 million during the nine months ended December 31, 1998. The decrease primarily related to the reduction in expenses incurred for the start-up of the Company's joint venture during the nine months ended December 31, 1997.

Selling, general and administrative expenses increased from approximately $0.9 million during the three months ended December 31, 1997 to approximately $1.0 million during the three months ended December 31, 1998. The increase for the quarter was primarily attributed to the accrual for year end bonus and increase in legal and professional fee related to the GTS and UIHH merger transactions.

At December 31, 1998, the Company reported assets of approximately $2.8 million which mainly consist of approximately $1.1million cash and $1.4 million investment in Hebei Equipment. Total assets decreased approximately $4.9 million from March 31, 1998 primarily related the funding of current operations using cash and shares of equity loss in the Hebei Equipment.

The consolidated balance sheet of the Company includes total liabilities of approximately $0.2 million which are mainly legal and professional fee payable. The decrease in consolidated liabilities is primarily attributed to the elimination of shareholder loans and related accrued expenses and a decrease in minority interest.

The Company's loss applicable to common shareholders increased from approximately $3.9 million during the nine months ended December 31, 1997 to approximately $5.3 million during the nine months ended December 31, 1998. The increase in net loss primarily relates to an increase in preferred stock dividend and an increase in the equity losses of unconsolidated subsidiary.

The decrease in Stockholders' Equity of approximately $2.3 million for the nine months ended December 31, 1998 was the net result of an increase in Additional paid-in capital of approximately $1.9 million, a loss for the nine months of approximately $5.3 million, the cancellation of deferred option cost of $1.4 million and the cancellation of 300,000 warrants valued at $0.2 million. The increase in Additional paid-in capital was due to the elimination of approximately $2.4 million of shareholders' loans and related accrued interest, elimination of $0.9 million deferred option cost, amortization of the discount on the Series E Convertible Preferred Stock of approximately $0.6 million and elimination of approximately $0.3 million paid-in capital in relation to common stock buy backs during the nine months ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company had an operating loss of approximately $2.8 million and a loss applicable to common shareholders of approximately $5.3 million during this period. While the Company expects to achieve profitable operations within several years, there can be no assurances that the Company will achieve this goal. As a result, the Company has financed its current activities primarily through private equity placements.

Approximately $2.8 million of cash was used in the Company's operations for the nine months ended December 31, 1998, compared to cash used of approximately $3.1 million for the nine months ended December 31, 1997. The cash flow from operating activities decreased primarily due to cost control over selling, general & administrative expenses.

The Company used approximately $13,000 in its investing activities in the nine months ended December 31, 1998, compared to approximately $36,000 in the nine months ended December 31, 1997. The Company did not have other investing activities except for purchase of office equipment.

The cash inflows from financing activities during the nine months ended December 31, 1998 were generated primarily from the repayment of an advance to Hebei Equipment of approximately $2.2 million. Whereas, the cash inflows from financing activities during the nine months ended December 31, 1997 were generated from the offering of shares of Series C and Series E Convertible Preferred Stock for consideration of approximately $9.2 million.

During the nine months ended December 31, 1998, the Company's cash decreased by approximately $1.1 million was primarily due to cash used to fund current operations of approximately $2.8 million, $0.3 million of cash used to buy back common stock, $0.1 million of cash used to buy back preferred stock. The cash decrease was partially offset by the repayment of an advance to Hebei Equipment of approximately $2.2 million. The Company's current cash position plus anticipated funding is expected to be sufficient to support its operations through January 1, 2000.

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


Dated: August 23, 1999                     AmTec, Inc.


                                           By:  /s/ Joseph R. Wright Jr.
                                                --------------------------
                                                Joseph R. Wright, Jr.
                                                Chief Executive Officer


                                           By:  /s/ Wilfred Chow
                                                ---------------------------
                                                Wilfred Chow
                                                Principal Financial and
                                                Accounting Officer