Form 10-K/A
period 1999-03-31
AMTEC INC
filed 1999-08-24
CIK 912890

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-K/A

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

         As of March 31, 1999, AmTec's equity interest in Hebei Equipment was $966,465 which included a total investment of $2,100,000 and its share of equity losses in Hebei Equipment which amounted to $1,133,535. As of March 31, 1999, Hebei Equipment's equity interest in Hebei Engineering was zero. The total investment of $1,530,000 made by Hebei Equipment in Hebei Engineering was offset by its share of equity losses in Hebei Engineering. Hebei Equipment stopped recognizing additional losses as it is not required either contractually or otherwise to make any additional capital investments. In addition, Hebei Equipment has not guaranteed any of Hebei Engineering debts.

         Hebei Equipment, through its 51%-owned subsidiary, Hebei Engineering has borrowed approximately $33,560,000 to purchase equipment which was contributed to China United Communications Company ("UNICOM") to construct the GSM networks in Hebei Province and has received the right to receive future cash flow. Initially, Hebei Engineering owned 100% of the assets prior to contributing such assets to UNICOM and once contributed, Hebei Engineering owned and retained title to a 70% interest in the assets and UNICOM owned and retained title to a 30% interest in the assets.

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

         Under PRC law, foreign investment entities, such as Hebei Engineering, are not permitted to own or operate telecommunications networks. Substantially all of the Hebei Engineering's revenues are derived from contractual arrangements for the sharing of cash flow from network operations rather than from ownership or operation of the networks. Hebei Engineering has recorded its investment (GSM Construction Costs) as a right to receive future cash flow at cost and is amortizing the cost of these rights based upon the greater of the amount computed using (a) the ratio that current gross revenues from the GSM networks to the total of current and anticipated future gross revenues from the GSM networks or (b) the straight-line method over 15 years which was the remaining estimated economic life of the GSM networks at the inception of this investment. Amortization of the Investment in GSM Networks for the year ended March 31, 1998 amounted to approximately $4,600,000.

         Income from the GSM networks is recognized at the time when Hebei Engineering can estimate or calculate the portion of its Distributable Cash Flow from the networks. UNICOM commenced operation of the GSM networks in February 1997. Net revenue from GSM Networks recognized by Hebei Engineering for the year ended December 31, 1998 and 1997 was $781,745 and $216348, respectively.

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


      SIGNATURE                         TITLE                       DATE
      ---------                         -----                       ----

/s/ Joseph R. Wright, Jr.        Chairman of the Board of       August 23, 1999
-----------------------------    Directors, Chief Executive
Joseph R. Wright, Jr.            Officer and President
                                 (Principal Executive Officer)

/s/ Richard T. McNamar           Vice Chairman of the Board     August 23, 1999
-----------------------------    of Directors
Richard T. McNamar

/s/ Richard S. Braddock          Director                       August 23, 1999
-----------------------------
Richard S. Braddock

/s/ Marvin S. Rosen              Director                       August 23, 1999
-----------------------------
Marvin S. Rosen

/s/ James R. Lilley              Director                       August 23, 1999
-----------------------------
James R. Lilley

/s/ Michael H. Wilson            Director                       August 23, 1999
-----------------------------
Michael H. Wilson

/s/ Wilfred Chow                 Controller and Treasurer       August 23, 1999
-----------------------------    (Principal Accounting
Wilfred Chow                     Officer)




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

2.   INVESTMENT IN AND ADVANCE TO UNCONSOLIDATED SUBSIDIARY

     The Company determined that it should conduct its operations in the PRC through a Sino Foreign Joint Venture ("SFJV"), Hebei Equipment. In March 1996, the Company invested $1,170,000 in a PRC joint venture, advanced $540,000 to its joint venture partner and requested from the Hebei Provincial government approval for conversion of such company to an SFJV. In September 1996, preliminary regulatory approval for Hebei Equipment was granted and the SFJV was formed with the Company holding a 60.8% interest in the entity. In April 1997, the Company received final PRC regulatory approval for the SFJV. The Company invested an additional $276,000 in Hebei Equipment during the fiscal-year ended March 31, 1998, resulting in an increase in its holding to 70%. An additional $3,722,000 was advanced as a loan to the joint venture during the fiscal year March 31, 1998. $ 2,191,985 was repaid by Hebei Equipment during the fiscal year March 31, 1999. The Company's investments in the joint venture were accounted for by the equity method of accounting because minority shareholders of Hebei Equipment and Hebei Engineering have substantive participating rights under the provision of the Joint Venture contracts.

     The following summarizes the total equity investment by the Company in Hebei Equipment:


                                             1999                 1998

Investment in
 unconsolidated subsidiary              $  2,100,000         $  2,100,000
Less: Share of equity losses              (1,133,535)            (747,783)
                                        -------------        -------------
                                             966,465            1,352,217
Add: Advance to
 unconsolidated subsidiary                 1,530,015            3,722,000
                                        -------------        -------------
Investment in and advanced
 to unconsolidated subsidiary           $  2,496,480         $  5,074,217
                                        =============        =============


     Hebei Equipment holds a 51% interest in Hebei Engineering, which is developing GSM networks in the ten largest cities in Hebei Province, PRC. Nippon Telegraph and Telephone International, Inc. ("NTTI") and Itochu Corporation hold the remaining 49% interest in Hebei Engineering. As of March 31, 1999, Hebei Equipment's equity interest in Hebei Engineering was zero. The total investment of $1,530,000 made by Hebei Equipment in Hebei Engineering was offset by its share of equity losses in Hebei Engineering. Hebei Equipment stopped recognizing additional losses as it is not required either contractually or otherwise to make any additional capital investments. In addition, Hebei Equipment has not guaranteed any of Hebei Engineering debts.

     The following summarized the major activities of Hebei Equipment and its subsidiary:

     A.   HEBEI ENGINEERING'S INVESTMENT IN GSM NETWORKS

     Hebei Equipment, through its 51%-owned subsidiary, Hebei Engineering has borrowed approximately $33,560,000 to purchase equipment which was contributed to China United Communications Company ("UNICOM") to construct the GSM networks in Hebei Province and has received the right to receive future cash flow. The GSM networks are being built pursuant to a 15-year Project Cooperation Contract. Terms of the Project Cooperation contract include the following:

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

     Under PRC law, foreign investment entities, such as Hebei Engineering, are not permitted to own or operate telecommunications networks. Substantially all of the Hebei Engineering's revenues are derived from contractual arrangements for the sharing of cash flow from network operations rather than from ownership or operation of the networks. Hebei Engineering has recorded its investment as right to future cash flow (GSM Construction Costs) at cost and is amortizing its cost of these rights based upon the greater of the amount computed using (a) the ratio that current gross revenue from the GSM notworks to the total of current and anticipated future gross revenues from the GSM networks or (b) the straight-line method over 15-years which was the remaining estimated economic life of the GSM networks at the inception of this investment. Amortization of the Investment in GSM Networks for the year ended March 31, 1999 amounted to approximately $4,600,000.

     Income from the GSM Networks is recognized at the time when Hebei Engineering can estimate or calculate the portion of its Distributable Cash Flow from the Networks. UNICOM commenced operation of the GSM Networks in February 1997.

     Net revenue from GSM Networks recognized by Hebei Engineering for the year ended December 31, 1998 and 1997 was $781,745 and $216,348 respectively.

     B.   SUMMARY FINANCIAL INFORMATION FOR THE UNCONSOLIDATED SUBSIDIARY

     The following tables represent summary financial information for the Joint Venture (Hebei Equipment) as of and for the years ended December 31, 1998 and 1997:

                                             HEBEI           HEBEI
                                           EQUIPMENT       EQUIPMENT
                                              1998            1997

         Revenues                         $         -     $          -
                                          ============    =============

         Net (loss) income                $  (548,806)    $ (1,239,100)
                                          ============    =============

         Current assets                   $ 2,698,980     $  4,891,936
         Non-current assets                    46,904          587,612
                                          ------------    -------------
         Total assets                     $ 2,745,884     $  5,479,548
                                          ============    =============

         Current liabilities              $ 1,530,994     $  3,715,850
         Non-current liabilities                    -                -
                                          -----------     -------------
         Total liabilities                $ 1,530,994     $  3,715,850
                                          ============    =============


                                             HEBEI           HEBEI
                                           ENGINEERING     ENGINEERING
                                              1998            1997

         Revenues                         $   781,745     $    216,348
                                          ============    =============

         Net (loss) income                $(1,729,431)    $ (1,972,013)
                                          ============    =============

         Current assets                   $ 3,755,416     $  3,642,561
         Non-current assets                29,605,048       29,093,456
                                          ------------    -------------
         Total assets                     $33,360,464     $ 32,736,017
                                          ============    =============

         Current liabilities              $ 5,385,717     $ 10,354,023
         Non-current liabilities           28,653,783       21,331,600
                                          ------------    -------------
         Total liabilities                $34,039,500     $ 31,685,623
                                          ============    =============

3.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                       1999           1998

         Furniture, fixtures and equipment          $ 208,277     $ 201,258
         Leasehold improvements                        18,009        17,498
         Computer software                             15,385        12,273
                                                    ---------     ---------
                                                      241,671       231,029
         Less accumulated depreciation                144,745        91,893
                                                    ---------     ---------
                                                    $  96,926     $ 139,136
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