Form 10-Q
period 1999-09-30
AMTEC INC
filed 1999-11-15
CIK 912890

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1999
                                -------------------------------------------


                     Commission File Number: 0-22520
                                            -------------------------------

                               AMTEC, INC. .
            ----------------------------------------------------
           (Exact name of Registrant as specified in its charter)

          Delaware                                     52-1989122
-------------------------------          ----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

                      599 Lexington Avenue, 44th Floor
                         New York, New York 10022 .
        -----------------------------------------------------------
                  (Address of principal executive offices)

                               (212) 319-9160
                       -----------------------------
                      (Registrant's telephone number)


Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     x            No ____


              Class                     Outstanding as of  November 13, 1999
-------------------------------------   -------------------------------------
     Common Stock, par value                         35,530,192
        $.001 per share


         Transitional Small Business Format (Check one): Yes___   No _x_





Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

         Except for the historical information contained herein, the matters discussed in this Quarterly Report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental, international and technological factors affecting the Company's revenues, joint ventures, operations, markets and prices, and other factors discussed in the Company's Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on August 23, 1999.



                                                                       PAGE
PART I.      FINANCIAL INFORMATION

Item 1       Financial Statements

             Consolidated Balance Sheets as of September 30,
             1999 and March 31, 1999                                    4

             Consolidated Statement of Operations for the quarters
             and six months ended September 30, 1999 and 1998           5

             Consolidated Statement of Cash Flows for the six
             months ended September 30, 1999 and 1998                   6

             Notes to Consolidated Financial Statements                 8

Item 2       Management's Discussion and Analysis of Financial
             Condition and Result of Operations                        13


PART II.     OTHER INFORMATION                                         20

Item 1       Legal Proceedings                                         20

Item 2       Changes in Securities and Use of Proceeds                 20

Item 3       Defaults upon Senior Securities                           20

Item 4       Submission of Matters to a Vote of Security Holders       20

Item 5       Other Information                                         22

Item 6       Exhibits and Reports on Form 8-K                          22

Signatures                                                             23


AMTEC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------
                                                                  SEPT. 30, 1999    MARCH 31, 1999
                                                                     UNAUDITED
ASSETS
CURRENT ASSETS:
    Cash                                                                $ 743,399       $ 2,093,141
    Prepaid expenses and other current assets                              92,295            38,805
                                                                  ----------------  ----------------
         Total current assets                                             835,694         2,131,946

    Investments in and advances to unconsolidated subsidiary            1,918,892         2,496,480
    Property, plant and equipment, net                                     73,379            96,926
    Loans receivable                                                      400,000                 -
    Office lease deposit and other assets                                 115,733            55,733
                                                                  ----------------  ----------------
TOTAL ASSETS                                                          $ 3,343,698       $ 4,781,085
                                                                  ================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                    $ 667,851         $ 439,195
    Accrued expenses                                                      127,505           528,548
                                                                  ----------------  ----------------
TOTAL LIABILITIES                                                         795,356           967,743
                                                                  ----------------  ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred Stock: authorized 10,000,000 shares:
       Series E Convertible Preferred Stock: $.001 par value;
       74 shares issued, 19.4 and 29.8 shares outstanding at
       Sept. 30, 1999 and March 31, 1999, respectively                          1                 1
       Series G Convertible Preferred Stock: $.001 par value;
       20 shares issued and outstanding at Sept. 30, 1999 and
       March 31, 1999, respectively                                             1                 1
    Common stock:  $.001 par value, authorized 100,000,000
       shares; 32,513,393 and 30,736,721 issued and outstanding
       at Sept. 30, 1999 and March 31,1999, respectively                   32,513            30,737
    Additional paid-in capital                                         37,419,033        36,947,244
    Accumulated deficit                                               (35,385,056)      (33,646,491)
    Warrants                                                              481,850           481,850
                                                                  ----------------  ----------------
TOTAL STOCKHOLDERS' EQUITY                                              2,548,342         3,813,342
                                                                  ----------------  ----------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $ 3,343,698       $ 4,781,085
                                                                  ================  ================

See notes to consolidated financial statements.



AMTEC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------
                                                Six months ended Sept. 30     Quarter ended Sept. 30
                                                -------------------------    --------------------------
                                                   1999           1998            1999           1998
                                                   ----           ----            ----           ----
                                                 UNAUDITED                      UNAUDITED

REVENUES                                        $         -    $         -     $         -    $         -
                                                ------------   ------------    ------------   ------------

EXPENSES
   General and administrative                     1,607,539      1,881,328         772,404        857,261
                                                ------------   ------------    ------------   ------------

LOSS FROM OPERATIONS                             (1,607,539)    (1,881,328)       (772,404)      (857,261)
                                                ------------   ------------    ------------   ------------

OTHER INCOME (EXPENSE):
   Amortization of stock options granted to
     non-employes                                         -       (459,376)              -       (229,688)
   Other - net                                       38,672         55,377          10,465         50,567
                                                ------------   ------------    ------------   ------------
       Total other income (expense)                  38,672       (403,999)         10,465       (179,121)
                                                ------------   ------------    ------------   ------------

LOSS BEFORE EQUITY IN LOSSES OF
   UNCONSOLIDATED SUBSIDIARY                     (1,568,867)    (2,285,327)       (761,939)    (1,036,382)

Equity in losses of unconsolidated subsidiary       (77,588)      (359,202)        (43,715)      (166,284)
                                                ------------   ------------    ------------   ------------

NET LOSS                                         (1,646,455)    (2,644,529)       (805,654)    (1,202,666)

PREFERRED STOCK DIVIDEND                             92,110        468,944               -         66,523
                                                ------------   ------------    ------------   ------------

LOSS APPLICABLE TO COMMON SHAREHOLDERS          $(1,738,565)   $(3,113,473)    $  (805,654)   $(1,269,189)
                                                ============   ============    ============   ============

BASIC LOSS PER COMMON SHARE                     $     (0.05)       $ (0.12)        $ (0.03)       $ (0.05)
                                                ============   ============    ============   ============

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                   31,952,566     26,702,367      32,153,666     26,598,534
                                                ============   ============    ============   ============


See notes to consolidated financial statements.




AMTEC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------
                                                                   SIX MONTHS ENDED SEPT. 30
                                                                ---------------------------------
                                                                     1999             1998
                                                                     ----             ----
                                                                  UNAUDITED         UNAUDITED

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $ (1,646,455)     $ (2,644,529)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
         Amortization of deferred option cost                                -           459,374
         Depreciation                                                   22,539            21,930
         Issuance of common stock for directors' fees                   25,000                 -
         Loss on disposal of fixed assets                                  508                 -
         Equity in losses of unconsolidated subsidiary                  77,588           359,202
         (Increase) decrease in:
            Accounts receivable                                              -             1,784
            Prepaid expenses and other current assets                  (53,490)           68,821
            Office lease deposit and other assets                      (60,000)           55,186
         Increase (decrease) in:
            Accounts payable and accrued expenses                      147,611           (80,444)
                                                                ---------------  ----------------
              Net cash used in operations                           (1,486,699)       (1,758,676)
                                                                ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Sale (purchase) of property and equipment                         500            (8,704)
         Loans receivable                                             (400,000)                -
                                                                ---------------  ----------------
              Net cash used in investing activities                   (399,500)           (8,704)
                                                                ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Common stock buy back                                         (88,633)         (202,316)
         Repayment of advance from unconsolidated subsidiary           500,000         2,191,985
         Proceeds from exercise of employee stock options              125,090                 -
                                                                ---------------  ----------------
              Net cash used in financing activities                    536,457         1,989,669
                                                                ---------------  ----------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (1,349,742)          222,289

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       2,093,141         2,134,662
                                                                ---------------  ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 743,399       $ 2,356,951
                                                                ===============  ================


See notes to consolidated financial statements.




AMTEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------



SUPPLEMENTAL CASH INFORMATION:

No interest or income taxes were paid during the first six months of fiscal 1999 or 1998.


NON CASH FINANCING ACTIVITIES:

Six months ended September 30, 1999

10.36 shares of Series E Convertible Preferred Stock were converted into 1,178,747 shares of common stock.

A total of 80,000 shares of Common Stock were issued to officers of the Company as stock awards pursuant to their employment agreements. And a total of 20,000 shares of its Common Stock were issued to some of its directors as compensations.

On June 18, 1999, the Company and Jacqueline B. Brandwynne reached a settlement in principle of the legal proceedings filed against the Company on April 15, 1996. The Company has paid Ms. Brandwynne $250,000 in AmTec Common Stock, which includes her claim for attorney's fees. A total of 210,525 shares of Common Stock were issued to Ms. Brandwynne and her attorney in September 1999 pursuant to the settlement agreement.

Six months ended September 30, 1998

Shareholder loans payable of $1,452,553 and related accrued interest of $906,488 were credited to Additional paid-in capital.

6.7 shares of Series E Convertible Preferred Stock were converted into 667,843 shares of common stock (including preferred dividends).

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



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements at September 30, 1999 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. All of the adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations, contained in the Annual Report on Form 10-K/A filed by the Company on August 23, 1999 for the Company's fiscal year ended March 31, 1999. The results of operations for the six months ended September 30, 1999 are not necessarily indicative of the results for the entire year ending March 31, 2000.

         Basis of Presentation - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. Realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's existing investments developing profitable operations.


NOTE 2 - PRINCIPLES OF CONSOLIDATION AND EQUITY METHOD OF ACCOUNTING

         Consolidation - The consolidated financial statements include the Company's wholly- owned subsidiary, ITV Communications, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

         Equity Method of Accounting - The Company accounts for its subsidiary Hebei United Telecommunications Equipment Co., Ltd. and subsidiary ("Hebei Equipment") (a limited life Sino-foreign joint venture) using the equity method of accounting, as minority shareholders of Hebei Equipment have substantive participating rights under the joint venture contract. The Company reports its investment in Hebei Equipment under the caption "Investment in and advances to unconsolidated subsidiary". Under the equity method, the investment is carried at cost of acquisition, plus the Company's equity in undistributed earnings or losses since acquisition. Equity in the losses of the unconsolidated subsidiary is recognized according to the Company's percentage ownership in the unconsolidated subsidiary until the Company's contributed capital has been fully depleted. Reserves are provided where management determines that the investment or equity in earnings is not realizable. The Company has used its ownership percentage of 70% for purposes of calculating the share of earnings of its unconsolidated subsidiary, Hebei Equipment. Hebei Equipment owns 51% of Hebei United Telecommunications Engineering Company, Ltd. ("Hebei Engineering"). Hebei Equipment also accounts for its investment in Hebei Engineering by using the equity method of accounting as minority shareholders of Hebei Engineering have substantive participating rights under the joint venture contract.

         Included in the financial statements are the financial statements of the Company for the six months ended September 30, 1999 and 1998. The Company's share of equity in losses of Hebei Equipment included in the consolidated financial statements are as of and for the six months ended June 30, 1999 and 1998. This is done so that the Company can ensure that delays in receiving information from China would not cause problems for the Company in meeting its reporting deadlines. However, the Company does monitor events in the lag period and, where appropriate, would disclose the occurrence of any significant event during such lag period under Subsequent Events. The summary financial information of Hebei Equipment and Hebei Engineering are included in Note 6 to the financial statements.

NOTE 3 - ASSETS

         The September 30,1999 consolidated balance sheet includes total current assets of approximately $0.9 million and total assets of approximately $3.3 million. Of these amounts, approximately $0.7 million of cash is planned for parent company operations, approximately $1.9 million represents an investment in and advance to Hebei Equipment and approximately $0.4 million represents a loan receivable from IXS.NET, a private IP fax service provider, for the development of IP fax services in Asia. During May 1999, the Company formed a three-way alliance with Fusion Telecommunications International, Inc. ("Fusion") and IXS.NET. The Company and Fusion agreed to make an equal convertible debt investment into IXS.NET and the Company has an option to acquire up to 50% of IXS.NET. The convertible debt agreement allows for the Company to advance up to $575,000 over the eighteen months period, subject to certain terms and conditions.

NOTE 4 - LIABILITIES

         The September 30, 1999 consolidated balance sheet includes total liabilities of approximately $0.8 million. Approximately $0.7 million were accounts payable which are mainly legal and professional fees payable. Other liabilities were accrued expenses of approximately $0.1 million.

NOTE 5 - CHANGES TO EQUITY

         The decrease in Stockholders' Equity of approximately $1.3 million for the six months ended September 30, 1999 was primarily due to the operating loss of approximately $1.6 million and was partly offset by the issuance of common stock for approximately $0.4 million.

         During the six months ended September 30, 1999, the Company issued 1,178,747 shares of its Common Stock upon the conversion of 10.36 shares of its Series E Convertible Preferred Stock.

         On September 14, 1998 the Company announced its intention to purchase up to $1 million of its common stock on the open market. During the six months ended September 30, 1999, the Company purchased 70,000 shares under this program for a total cost of approximately $89,000. All the common stock repurchased was cancelled as of September 30,1999.

         During the six months ended September 30, 1999, the Company issued 357,000 shares of its Common Stock upon the exercise of stock options by former employees. The Company also issued 80,000 shares of its Common Stock as stock awards to some of its officers pursuant to their employment agreements.

         As of June 18, 1999, the Company and Jacqueline B. Brandwynne reached a settlement in principle of the legal proceedings filed against the Company on April 15, 1996. A final agreement has been signed and the parties have agreed to release each other from all claims. The Company has paid Ms. Brandwynne $250,000 in AmTec Common Stock, which includes her claim for attorney's fees. A total of 210,525 shares of Common Stock were issued to Ms. Brandwynne and her attorney during the quarter ended September 30, 1999 pursuant to the settlement agreement.


NOTE  6 - UNCONSOLIDATED SUBSIDIARIES

         The following tables represent summary financial information of the Company's subsidiary, Hebei Equipment, and its indirect subsidiary, Hebei Engineering, for the Company's six months ended September 30, 1999 and 1998:

                         SIX MONTHS ENDED SEPT. 30         THREE MONTHS ENDED SEPT. 30
                                UNAUDITED                           UNAUDITED
                            1999           1998               1999              1998
                            ----           ----               ----              ----
HEBEI EQUIPMENT
Revenues                 $    -       $      -             $    -           $     -
                         ==========   ============         ==========       ===========

Net (loss) income        $ (110,840)  $  (549,090)         $ (62,451)       $ (273,493)
                         ==========   ============         ==========       ===========

HEBEI ENGINEERING
Revenues                 $  734,871   $   432,635          $ 396,558        $  234,012
                         ==========   ============         ==========       ===========

Net (loss) income        $ (594,850)  $  (797,680)         $(278,750)       $ (368,252)
                         ==========   ============         ==========       ===========


NOTE  7 - NEW ACCOUNTING STANDARD NOT YET ADOPTED

         The Financial Accounting Standards Board has issued a new standard SFAS No. 133 "Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after July 1, 2000. Management has not yet completed the analysis of the impact this would have on the financial statements of the Company and has not adopted this standard.


NOTE  8 - SUBSEQUENT EVENTS

         Proposed acquisition

         On November 9, 1999, the Company announced it signed a Letter of Intent to acquire Terremark Holdings, Inc. ("Terremark"), a privately held, full service real estate and development company based in Miami, Florida. AmTec will be the surviving company and under the terms of the proposed acquisition, will acquire all existing Terremark's net assets, including real estate, development projects, management and construction contracts and brokerage operations.

         The two companies are in the process of completing due diligence and preparing a definitive merger agreement which will require AmTec Board and stockholder approval. The transaction is expected to close in the first quarter of 2000.

         Upon completion of the merger, Terremark shareholders will own 40% of AmTec's common stock, affiliates of Mr. Francis Lee, a businessman in Southeast Asia, will control 35% and existing AmTec shareholders will own 25% on a fully diluted basis. Terremark is committed to providing the combined company with initial liquid assets of approximately $30 million from a third party affiliate of Terremark upon completion of the merger.

         Terremark affiliates, including Communications Investors Group, own approximately 9% of AmTec on a fully diluted basis and have an investment position in AmTec's joint venture partner, Fusion Telecommunications International, Inc. ("Fusion"). In addition, Mr. Manuel D. Medina, the Chairman and CEO of Terremark, is a Director of Fusion.

         In addition, Terremark is providing AmTec with collateralized bridge financing up to $1.5 million, to meet AmTec's short-term capital requirements and working capital needs. AmTec has collateralized the bridge financing by pledging all of its tangible and intangible assets to secure the bridge loan. After the merger is completed the bridge loan is extinguished. If there is no definitive agreement by December 31 or no closing by July 1, 2000, AmTec will have to repay any outstanding balance on the bridge loan.

         After execution of a definitive merger agreement, the completion of the merger will require AmTec to file an S-4 with the Securities & Exchange Commission, submit it to AmTec shareholders, and obtain a majority of the shareholders voting to approve to issue additional stocks to complete the merger. There can be no assurance that the due diligence will be satisfactorily completed, that a satisfactory definitive merger agreement can be negotiated, that the AmTec Board of Directors will approve the merger agreement, nor that the AmTec shareholders will approve the merger.

         Failure of the AmTec shareholders to approve the terms of the merger could result in material adverse change to AmTec, including an impaired ability to fund its capital expenditures to expand its business opportunities. In turn, this could result in an inability to fund the Company's ongoing operations. If the merger does not take place, AmTec expects to raise the capital necessary to repay the $1.5 million bridge loan to Terremark by issuing a debt instrument but there is no assurance that this can be done on satisfactory terms or terms that would not be materially adverse to the existing shareholders. Failure to repay this loan could have a material adverse effect on the Company.


         SERIES E CONVERTIBLE PREFERRED STOCK

         As per Section 5 (d) of the Certificate of Designations of Preferences of the Series E Convertible Preferred Stock, all Series E Shares outstanding as of the second anniversary of the issuance, which is October 22, 1999, were subject to automatic conversion into the Company's common stock. On October 22, 1999, The 19.404 Series E Convertible Preferred Shares outstanding all converted into 2,679,599 shares of Common Stock.


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

In their first three years, the Company's joint venture operations have initiated service on six cellular telephone networks with 38,000 subscribers in the northeastern province of Hebei, which has a population of approximately 65 million people. The Company is using its presence in China to expand to other telecom services and other international markets. It has formed a joint venture, IP.COM, LLC ("IP.COM"), formerly known as IP.TEL, LLC, with Fusion Telecommunications International, Inc. ("Fusion"), that provides telecom services, both voice and data, to and from Asia; it has a convertible debt investment in IXS.NET, Inc. is providing fax services over the Internet, prepaid calling cards and other Internet Protocol ("IP") based services to worldwide markets including Asia, South America, Europe and the United States of America; and it is expanding its joint ventures in China to provide IP fax, voice and other services which can be transmitted over digital telephone lines or the Internet. Expansion via joint ventures in voice and data telecommunications services and the Internet in international markets are the key components of the Company's future business strategy.

JOINT VENTURES

AmTec holds a 50% interest in IP.COM, a joint venture with Fusion. Fusion's current service offerings include voice and data, switched and dedicated, domestic and international long-distance, and domestic and international prepaid calling cards, provided through a network of owned and leased facilities, leased lines and resale agreements. IP.COM will provide value-added telecommunication services, including telephony and data, to and from Asia. Utilizing the Company's established presence in China and Fusion's telecommunication franchise, the companies plan to expand the service offerings of IP.COM to include a fully integrated Internet protocol based network to provide voice and fax services. The joint venture agreement includes language that gives both parties the right of first refusal regarding projects in China within the scope of IP.COM's business proposition.

During May 1999, the Company formed a three-way alliance with Fusion and IXS.NET, a private IP fax service provider, to develop IP fax services in Asia. The Company and Fusion agreed to make an equal convertible debt investment into IXS.NET and the Company has an option to acquire up to 50% of IXS.NET. The Company has invested $400,000 under a loan agreement to IXS.NET and entered into an eighteen-month convertible debt agreement. The convertible debt agreement allows for the Company to advance up to $575,000 over the eighteen months period, subject to certain terms and conditions. IXS.NET has started its business both in China and Taiwan. Up to October 1999, it has secured more than 1,100 business customers with approximately 6,000 fax transactions per day.

The IXS.NET business equips a local business with a modem that transfers international fax calls through a local phone call on the Public Switched Telephone Network ("PSTN") to an Internet node in the city of origin, then transmits the fax on the Internet internationally to the city of destination, converts the fax call to a local telephone call in the city of destination on city's PSTN which is transmitted to the destination fax telephone number. This transmission model saves the standard international telephone phone call charges, which are very expensive to and from China. This business model can result in a significant savings to any business that faxes internationally on a regular basis. There are other competitors offering similar or essentially the same service in China and there can be no assurance that the business will be profitable.

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


CELLULAR TELEPHONE NETWORKS

Currently, legal restrictions in China prohibit foreign participation in the operation and ownership of communications networks. Therefore, the Company has established majority ownership in joint ventures with Chinese and other partners to provide financing, network construction and operational consulting services to licensed Chinese network operators. Substantially all of the Company's cellular networks revenues have been derived from contractual arrangements for the sharing of cash flow generated from network operations rather than from ownership or operation of the networks. Through Hebei Engineering, an indirect equity investee of the Company, AmTec entered into an agreement (the "Unicom Agreement") on February 9, 1996 with China United Communications Company ("Unicom") to (i) finance and assist Unicom in the construction of cellular networks (the "GSM Networks" or "GSM Project") in the ten largest cities in Hebei Province and (ii) provide consulting and management support services to Unicom in its operation of the GSM Networks in the 10 largest cities of Hebei Province.

As of September 30, 1999, construction of the GSM Networks had been financed by Hebei Engineering with $3 million of equity capital, approximately $11 million of vendor financing guaranteed by NTTI, and a $21.5 million Term Loan facility from Bank of Tokyo Mitsubishi also guaranteed by NTTI and ItoChu. The construction and operational plan for the GSM Networks consist of a "roll-out" across Hebei Province on a basis. Through October 31, 1999, six cities were providing commercial service with approximately 38,000 subscribers.

Achievement of the Company's business objectives for its cellular investment in Hebei is dependent upon Unicom's operation of the GSM Networks, Chinese government policies, and market condition, among other factors.

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

The PRC Government is currently undertaking a review of the CCF structure used by Unicom. It has been reported that Unicom has been instructed by the PRC Government not to use the CCF structure in the future and that the PRC Government is examining and evaluating all existing CCF contracts. It is becoming clear that the existing CCF contracts entered into by Unicom will be amended, modified or unwound. It appears that foreign entities involved in the CCF structures will be required to divest themselves of all or part of their interests in the Chinese-foreign joint venture companies. The evaluation of the CCF structure by the PRC Government may have a material adverse impact on the contracts entered into by Hebei Engineering and by the Company which utilize the CCF structure and may have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's CCF joint venture, Hebei Engineering, is currently in the process of being liquidated and perhaps terminated. Subsequent to September 30, 1999, the Company's partner in Hebei Equipment, the Hebei Development Corporation, has been in negotiations with Unicom to discuss the Hebei Government's expansion of the Hebei GSM networks through Hebei Equipment with AmTec participating. Further discussions are scheduled to resume in January 2000. It appears that the Hebei Province will not be included in the expected initial public offering of Unicom, just as most provinces were not included in the initial public offering of China Telecom in 1997. To that end, the Hebei Provincial Government is attempting to increase its ownership interest in the Hebei GSM project through Hebei Equipment. To date there have been no definitive proposals as to how AmTec might participate in this combined telecommunications joint venture. But, there have been expressions of interest on the part of the Hebei Provincial Government in AmTec participating on a continuing basis, and preliminary discussions about the possibility of AmTec converting all or part of its interest in the GSM into a new structure. There is no certainty of reaching either a substitute agreement or a settlement satisfactory to the Company.

The restructuring or termination of Hebei Engineering might result in a material change in AmTec's investment in Hebei Equipment. This material change may adversely affect AmTec's investment or result in a material change in the nature of the underlying communications investment. At this time, the outcome of these negotiations is uncertain and may be affected among other things by the Chinese Government's policies concerning the Chinese-Chinese-Foreign Joint Venture structure, the success or failure of China's bid to join the World Trade Organization ("WTO"), the terms of its accession to the WTO, if it were to occur, Unicom's initial public offering, and other factors. Consequently, it is not possible to predict how AmTec's investment in Hebei Equipment may materially change over the coming months. It does appear that there will be a change in the current situation. And, it is possible that the joint venture will be terminated in its present form in a manner that may materially adversely affect AmTec. This could include AmTec receiving a return of its capital and some unsatisfactory rate of return on that investment or the exchange of the interest in Hebei Equipment for another telecom investment with the Hebei Government as its partner. Any such change could materially adversely affect AmTec.

If Hebei Engineering were terminated and its investment returned plus a rate of return, the Company would attempt to negotiate the highest possible cash settlement for the buy out. This might result in a return of AmTec cash currently held in Chinese banks and eventual payment of cash compensation to AmTec. If this were to happen, the Company would reinvest the cash received into its IP.COM and IXS.NET international telephone services business. This may provide working capital and lessen the Company's needs to externally finance these businesses, which are the most rapidly growing segments of its businesses. There can be no assurance that cash compensation from the termination of Hebei Engineering will be forthcoming and the amount of the cash the Company would receive due to such termination and the timing of such an occurrence are not known at this time.

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

During the Spring of 1999, the PRC started negotiating accession to the WTO. While there is no assurance that China will join the WTO, all parties have publicly expressed the intention of attempting to negotiate an agreement to be concluded before the WTO ministerial in December 1999. The PRC has confirmed that its proposed concessions to gain admission that were published in the press were accurate. If the PRC were to join the WTO, the Telecommunication Protocol of the WTO Agreement assures certain national treatment of foreign investors in the telecommunications sector, including minimum direct ownership percentages in licensed telecommunication operators.

The PRC's pending application to the WTO, the evaluation of the CCF structure by the government, the draft Telecommunications Law, which may be substantially affected by a PRC agreement to join the WTO, plus certain procedural issues relating to the establishment of Hebei Equipment and its investment in Hebei Engineering, create uncertainty. Resolution of these matters may materially adversely affect the Company's current or future investments in China and its provision of telecommunication services to China. The Company believes that most, if not all, foreign telecommunications investors in the CCF structure face similar uncertainties at this time, and are awaiting resolution of these questions.

As of November 15, 1999, there are press reports from Beijing that United States and China have reached an agreement that should permit China to join the WTO this year. There can be no assurances that China will join the WTO. However, should China join the WTO it could have a material adverse effect on the Company by (a) introducing telecommunications laws in China that are adverse to the Company's interest or (b) liberalizing of telecommunications laws that foster more competition from Chinese or foreign telecommunication operators or investors. At this time the effect of China joining the WTO on the Company is unclear.


RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THE SIX AND THREE MONTHS ENDED SEPTEMBER 30, 1998.

The Company's indirect subsidiary, Hebei Engineering, recorded revenues of RmB 6,084,000 (approximately $735,000) for the six months ended September 30, 1999, and RmB 3,600,000 (approximately $ 435,000) for the six months ended September 30, 1998. The Company has no revenues on its consolidated financial statements because the results of operations of the Company's subsidiary Hebei Equipment and its subsidiary, Hebei Engineering, were accounted for under the equity method of accounting. The Company recorded only its share of losses of its unconsolidated subsidiary according to the percentage of its equity interest. The Company had net losses of $1,646,456 and $2,644,529 during the six months ended September 30, 1999 and 1998, respectively.

Selling, general and administrative expenses decreased from approximately $1.9 million during the six months ended September 30, 1998 to approximately $1.6 million during the six months ended September 30, 1999. The decrease is primarily related to a reduction in legal and professional fees related to the pending GTS and UIHH merger transactions and a reduction in salaries and fringe benefits as some employees resigned in June 1999.

Selling, general and administrative expenses decreased from approximately $0.9 million during the three months ended September 30, 1998 to approximately $0.8 million during the three months ended September 30, 1999. The decrease is primarily attributed to a reduction in salaries and fringe benefits as some employees resigned in June, 1999.

The Company reported assets of approximately $3.3 million at September 30, 1999, a decrease of approximately $1.4 million from March 31, 1999. This decrease primarily related to the funding of current operations using cash and the cash payments to reduce current accounts payable.

The consolidated balance sheet of the Company included total liabilities of approximately $0.8 million as of September 30, 1999 compared to approximately $1.0 million as of March 31, 1999. The decrease in liabilities primarily relates to additional payments made during the quarter on some accrued expenses and the reversal of a claim provision upon the issuance of stock in September 1999.

The Company's loss before preferred stock dividends decreased from approximately $2.6 million during the six months ended September 30, 1998 to approximately $1.6 million during the six months ended September 30, 1998. The decrease in net loss primarily relates to a decrease in general and administrative expenses of approximately $0.3 million, a decrease of approximately $0.5 million amortization of Non-employee deferred option costs and a decrease of approximately $0.3 million in equity in losses of unconsolidated subsidiary.

Stockholders' Equity decreased by approximately $1.3 million from March 31, 1999 to September 30, 1999, as a result of a loss for the six months of approximately $1.6 million and an increase in Additional paid-in capital of approximately $0.4 million related to issuance of AmTec's Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company had an operating loss of approximately $1.6 million and a loss applicable to common shares of $1.7 million during this six month ended September 30, 1999. While the Company expects to achieve profitable operations within several years, there can be no assurances that the Company will achieve this goal. The Company has financed its current activities primarily through private equity placements.

During the six months ended September 30, 1999, the Company's cash decreased by approximately $1.4 million, primarily due to cash used to fund current operations and loans to IXS.NET. The Company received $0.5 million repayment of some of its advances to its subsidiary during in September 1999. The Company also expects receipts of equity income distributions from its joint venture with Fusion during the current fiscal year. The Company is also in the process of getting additional capital investment in connection with the Terremark transaction. See Subsequent Event for details.

EQUITY ISSUANCE

During the six months ended September 30, 1999, the Company issued:

1,178,747 shares of its Common Stock upon conversion of 10.36 shares of the Company's Series E Convertible Preferred by certain holders of the Series E Shares;

357,000 shares of its Common Stock upon the exercise of stock options by former employees;

80,000 shares of its Common Stock as stock awards granted to some of its officers pursuant to their employment agreements;

20,000 shares of its Common Stock as compensation paid to some of its directors; and

210,525 shares of its Common Stock upon settlement of a legal proceedings filed against the Company by a former shareholder.


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

         Not applicable

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its 1998 and 1999 Annual Meeting of Shareholders on October 20, 1999. At the Company's 1998 Annual Meeting of Shareholders, the Company's stockholders met to consider and vote upon the following five proposals:

         (1) A proposal to elect a full board of five directors of the Company to hold office until their successors are elected and qualified or if the shareholders approve an amendment to the Company's certificate of Incorporation to classify the Board of Directors of the Company into three classes with staggered terms of office, until the expiration of the respective terms of office of each class. The nominees for the Board of Directors are: Joseph R. Wright, Jr., R. Tim McNamar, Richard
              S. Braddock, James R. Lilley, Michael H. Wilson.

        (2) A proposal to ratify the appointment of Deloitte & Touche, LLP as the Company's independent auditors for the fiscal year ending March 31, 1999.


        (3) A proposal to approve the issuance of up to 8,000,000 shares of the Common Stock pursuant to conversion of certain shares of the Company's Series E Convertible Preferred Stock.

        (4) A proposal to approve the amendment to the Certificate of Incorporation of the Company to classify the Board of Directors into three classes.


        (5) A proposal to approve the amendment to the Certificate of Incorporation of the Company to eliminate action by written consent of stockholders.


         Results with respect to the voting on each of the above proposals were as follows:

         Total shares outstanding:                             32,045,468               100.00%
         Total shares present:                                 23,598,202                73.64%

                                  Votes For (%)              Votes Withheld
         Proposal 1:         23,525,127     (99.69%)             73,075

                                  Votes For (%)               Votes Against             Votes Abstained
         Proposal 2:         23,184,908     (98.25%)             116,799                    296,495

                                  Votes For (%)               Votes Against             Votes Abstained
         Proposal 3:         11,855,016     (50.24%)            1,909,539                   358,653

                                  Votes For (%)               Votes Against             Votes Abstained
         Proposal 4          11,465,845     (48.59%)            2,310,716                   346,647

                                  Votes For (%)               Votes Against             Votes Abstained
         Proposal 5          10,761,631     (45.60%)            2,984,944                   376,633

         Therefore, Proposal 1 to 3 were approved by the shareholders and Proposal 4 and 5 were not approved.

         At the Company's 1999 Annual Meeting of Shareholders, the Company's stockholders met to consider and vote upon the following two proposals:

         (1) A proposal to elect a full board of seven directors of the Company with three Directors to be elected to serve as follows: R. Tim McNamar, Marvin Rosen and Joel Schelicher will serve until the Annual Meeting for the 2003 fiscal year or until their successors are elected and qualified or until the expiration of the respective terms of office of each class The nominees for the Board of Directors was R. Tim McNamar, Marvin S. Rosen, Joel A. Schleicher;

         (2) A proposal to ratify the appointment of Deloitte & Touche, LLP as the Company's independent auditors for the fiscal year ending March 31, 2000;

         Results with respect to the voting on each of the above proposals were as follows:


         Total shares outstanding:                                    32,045,468           100.00%
         Total shares present:                                        23,598,202            73.64%

         Proposal 1:
                                          Votes For (%)             Votes Withheld
         R. Tim McNamar              23,323,955      (98.84%)          267,000
         Marvin S. Rosen             23,301,146      (98.74%)          266,513
         Joel A. Schleicher          23,276,880      (98.64%)          282,279

                                          Votes For (%)             Votes Against        Votes Abstained
         Proposal 2:                 23,173,313      (98.20%)          132,870               292,019

         Therefore, all Proposal were approved by the shareholders.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

                  27. Financial Data Schedule

         (b) Reports on Form 8-K.

              The Company filed no reports on Form 8-K during the Quarter ended September 30, 1999.



                                SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 15, 1999                 AmTec, Inc.






                                         By: /s/ Joseph R. Wright, Jr.
                                               Joseph R. Wright, Jr.
                                               Chief Executive Officer





                                         By: /s/ Wilfred Chow
                                                Wilfred Chow
                                                Principal Financial and
                                                Accounting Officer