Form 10-Q
period 1999-12-31
AMTEC INC
filed 2000-02-10
CIK 912890

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 31, 1999
                                -----------------------


                     Commission File Number: 0-22520 .
                                            ---------

                                AMTEC, INC.
                     ---------------------------------
           (Exact name of Registrant as specified in its charter)

                Delaware                         84-0873124
-----------------------------------      ----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

                      599 Lexington Avenue, 44th Floor
                         New York, New York 10022
---------------------------------------------------------------------------
                  (Address of principal executive offices)

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
Yes     x            No ____
    --------


              Class                    Outstanding as of  February 8, 2000
-------------------------------        -----------------------------------
   Common Stock, par value                        36,924,539
   $.001 per share


         Transitional Small Business Format (Check one): Yes     No  x .
                                                             ---     ---



Safe Harbor Statement under the Private Securities
Litigation Reform Act of 1995.
--------------------------------------------------

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


                                                                                                   PAGE
PART I.             FINANCIAL INFORMATION

Item 1              Financial Statements

                    Consolidated Balance Sheets as of December 31, 1999 and March 31, 1999             4

                    Consolidated Statement of Operations for the quarters and nine months ended        5
                    December 31, 1999 and 1998

                    Consolidated Statement of Cash Flows for the nine months ended December 31,        6
                    1999 and 1998

                    Notes to Consolidated Financial Statements                                         8

Item 2              Management's Discussion and Analysis of Financial Condition and Result of         13
                    Operations


PART II.            OTHER INFORMATION                                                                 18

Item 1              Legal Proceedings                                                                 18

Item 2              Changes in Securities and Use of Proceeds                                         18

Item 3              Defaults upon Senior Securities                                                   18

Item 4              Submission of Matters to a Vote of Security Holders                               18

Item 5              Other Information                                                                 18

Item 6              Exhibits and Reports on Form 8-K                                                  18

Signatures                                                                                            19


AMTEC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------------
                                                                                  Dec. 31, 1999        March 31, 1999
                                                                                  -------------        --------------
                                                                                  (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash                                                                              $ 629,960          $ 2,093,141
  Prepaid expenses and other current assets                                            53,295               38,805
                                                                                 ------------          -----------
           Total current assets                                                       683,255            2,131,946

  Investments in and advances to unconsolidated subsidiary                          2,439,300            2,496,480
  Investments in affiliate                                                            631,453                    -
  Property, plant and equipment, net                                                   62,226               96,926
  Loans receivable                                                                    575,000                    -
  Office lease deposit and other assets                                                55,733               55,733
                                                                                 ------------          -----------
TOTAL ASSETS                                                                      $ 4,446,967          $ 4,781,085
                                                                                 ============          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES:
  Accounts payable                                                                  $ 593,666            $ 439,195
  Accrued expenses                                                                     25,034              528,548
  Loans payable                                                                     1,125,050                    -
                                                                                 ------------          -----------
TOTAL LIABILITIES                                                                   1,743,750              967,743
                                                                                 ------------          -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock: authorized 10,000,000 shares:
    Series E Convertible Preferred Stock: $.001 par value; 74 shares issued, 0 and 29.8 shares outstanding at Dec. 31, 1999 and
    March 31, 1999, respectively                                                            -                    1
    Series G Convertible Preferred Stock: $.001 par value; 20
    shares issued and outstanding at Dec. 31, 1999 and March 31,
    1999, respectively                                                                      1                    1
  Common stock:  $.001 par value, authorized 100,000,000 shares;
      36,309,189 and 30,736,721 issued and outstanding at Dec. 31,
      1999 and March 31,1999, respectively                                             36,309               30,737
  Additional paid-in capital                                                       38,267,202           36,947,244
  Accumulated deficit                                                             (36,082,145)         (33,646,491)
  Warrants                                                                            481,850              481,850
                                                                                 ------------          -----------
TOTAL STOCKHOLDERS' EQUITY                                                          2,703,217            3,813,342
                                                                                 ------------         ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                          $ 4,446,967          $ 4,781,085
                                                                                 ============         ============

See notes to consolidated financial statements.


AMTEC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       (UNAUDITED)                            (UNAUDITED)
                                                NINE MONTHS ENDED DEC. 31              QUARTER ENDED DEC. 31
                                                 1999               1998              1999               1998
                                              --------------    --------------   -------------    -------------


REVENUES                                       $    -              $    -              $    -       $    -
                                              --------------    --------------   -------------    -------------

EXPENSES
  General and administrative

                                                 2,402,917          2,849,742         795,378          968,417
                                              --------------    --------------   -------------    -------------

LOSS FROM OPERATIONS

                                                (2,402,917)        (2,849,742)       (795,378)        (968,417)
                                              --------------    --------------   -------------    -------------

OTHER INCOME (EXPENSE):
  Amortization of stock
   options granted to non-employees                      -           (459,376)              -                -
  Other - net                                       46,435             37,304           7,763          (18,073)
                                              --------------    --------------   -------------    -------------
           Total other income (expense)             46,435           (422,072)          7,763          (18,073)
                                              --------------    --------------   -------------    -------------

LOSS BEFORE EQUITY IN LOSSES OF
   UNCONSOLIDATED SUBSIDIARY                    (2,356,482)        (3,271,814)       (787,615)        (986,490)

Equity in losses of affiliate                     (171,730)                 -         (81,817)               -
Equity in income from (losses of)
   unconsolidated subsidiary                       442,820         (1,412,881)        520,408       (1,053,679)
                                              --------------    --------------   -------------    -------------

NET LOSS                                        (2,085,392)        (4,684,695)       (349,024)      (2,040,169)

PREFERRED STOCK DIVIDEND                           350,262            614,051         258,152          145,107
                                              --------------    --------------   -------------    -------------

LOSS APPLICABLE TO COMMON SHAREHOLDERS        $ (2,435,654)      $ (5,298,746)    $  (607,176)    $ (2,185,276)
                                              ==============    ==============   =============    =============

BASIC LOSS PER COMMON SHARE                     $   (0.07)        $    (0.20)     $    (0.02)      $    (0.08)
                                              ==============    ==============   =============     ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                   32,924,478         26,458,488      34,367,985       25,971,101
                                              ==============    ==============   =============    =============


See notes to consolidated financial statements.



AMTEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

-----------------------------------------------------------------------------------------------------
                                                               NINE MONTHS ENDED DEC. 31
                                                                1999              1998
                                                                ----              ----
                                                              UNAUDITED         UNAUDITED

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $  (2,085,392)    $  (4,684,695)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Amortization of deferred option cost                                 -           459,374
    Depreciation                                                    34,200            35,699
    Issuance of common stock for directors' fees                    25,000                -
    Equity in losses of affiliate                                  171,730                -
    Equity in (income) losses of unconsolidated
subsidiary                                                        (442,820)        1,458,765
    (Increase) decrease in:
      Prepaid expenses and other current assets                    (14,490)           82,225
      Office lease deposit and other assets                              -            55,186
    Increase (decrease) in:
      Accounts payable and accrued expenses                         58,453          (222,796)
                                                              -------------     -------------
        Net cash used in operating activities                   (2,253,319)       (2,816,242)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale (purchase) of property and equipment                         500           (13,427)
     Loans receivable                                             (575,000)                -
     Investment in affiliate                                      (803,183)           -
                                                              -------------     -------------
           Net cash used in investing activities                (1,377,683)          (13,427)
                                                              -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock buy back                                         (88,633)         (321,606)
     Series E Preferred stock buy back                                   -          (100,000)
     Repayment of advance from unconsolidated subsidiary           500,000                 -
     Proceeds from loans payable                                 1,125,050                 -
     Proceeds from exercise of employee stock options              631,404         2,191,986
                                                              -------------     -------------
           Net cash provided by financing activities             2,167,821         1,770,380
                                                              -------------     -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (1,463,181)       (1,059,289)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   2,093,141         2,134,662
                                                              -------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $   629,960       $ 1,075,373
                                                              =============     =============

See notes to consolidated financial statements.


AMTEC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------



SUPPLEMENTAL CASH INFORMATION:

No interest or income taxes were paid during the first nine months of fiscal 1999 or 1998.


NON CASH FINANCING ACTIVITIES:

Nine months ended December 31, 1999

29.8 shares of Series E Convertible Preferred Stock were converted into 3,858,346 shares of common stock.

A total of 180,000 shares of Common Stock were issued to officers of the Company as stock awards pursuant to their employment agreements. And a total of 20,000 shares of its Common Stock were issued to some of its directors as compensations.

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

Nine months ended December 31, 1998

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




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements at December 31, 1999 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. All of the adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations, contained in the Annual Report on Form 10-K/A filed by the Company on August 23, 1999 for the Company's fiscal year ended March 31, 1999. The results of operations for the nine months ended December 31, 1999 are not necessarily indicative of the results for the entire year ending March 31, 2000.

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

         Included in the financial statements are the financial statements of the Company for the nine months ended December 31, 1999 and 1998. The Company's share of equity in losses of Hebei Equipment included in the consolidated financial statements are as of and for the nine months ended September 30, 1999 and 1998. This is done so that the Company can ensure that delays in receiving information from China would not cause problems for the Company in meeting its reporting deadlines. However, the Company does monitor events in the lag period and, where appropriate, would disclose the occurrence of any significant event during such lag period under Subsequent Events. The summary financial information of Hebei Equipment and Hebei Engineering are included in Note 6 to the financial statements.

         The Company owns 50% of IP.Com, LLC and accounts for its investment using the equity method of accounting. The summary financial information of IP.Com, LLC are included in Note 7 to the financial statements. The Company reports its investment in IP.Com, LLC under the caption "Investment in afflilate".

NOTE 3 - ASSETS

         The December 31,1999 consolidated balance sheet includes total current assets of approximately $0.7 million and total assets of approximately $4.4 million. Of these amounts, approximately $0.6 million of cash is planned for parent company operations, approximately $2.4 million represents an investment in and advance to Hebei Equipment and approximately $0.6 million represents a loan receivable from IXS.NET, a private IP fax service provider. (See note 8)

NOTE 4 - LIABILITIES

         The December 31, 1999 consolidated balance sheet includes total liabilities of approximately $1.7 million. Approximately $0.6 million were accounts payable and accrued expenses which are mainly legal and professional fees payable. During the quarter ended December 31, 1999, Terremark Holdings, Inc. ("Terremark"), a privately held, full service real estate and development company based in Miami, Florida agreed to provide AmTec with collateralized bridge financing up to $1.5 million, to meet AmTec's short-term capital requirements and working capital needs. The bridge loan bears 10% annual interest and will become immediately due and payable if the merger agreement (see note 11) is not approved by AmTec's stockholders. Additionally, if the merger does not close by July 1, 2000, AmTec is obligated to repay, if any, the outstanding balance on the bridge loan. As of December 31, 1999, AmTec has obtained approximately $1.1 million under this facility. AmTec has collateralized the bridge financing by pledging all of its tangible and intangible assets to secure the bridge loan.

NOTE 5 - CHANGES TO EQUITY

         The decrease in Stockholders' Equity of approximately $1.1 million for the nine months ended December 31, 1999 was primarily due to the operating net loss of approximately $2.1 million and was partly offset by the issuance of common stock for approximately $1.0 million.

         As per Section 5 (d) of the Certificate of Designations of Preferences of the Series E Convertible Preferred Stock, all Series E Shares outstanding as of the second anniversary of the issuance, which is October 22, 1999, were subject to automatic conversion into the Company's common stock. On October 22, 1999, the 19.404 Series E Preferred Shares outstanding all converted into 2,679,599 shares of Common Stock. During the nine months ended December 31, 1999, the Company issued a total of 3,858,346 shares of its Common Stock upon the conversion of 29.8 shares of its Series E Convertible Preferred Stock.

         On September 14, 1998 the Company announced its intention to purchase up to $1 million of its common stock on the open market. During the nine months ended December 31, 1999, the Company purchased 70,000 shares under this program for a total cost of approximately $89,000. All the common stock repurchased was cancelled as of December 31,1999.

         During the nine months ended December 31, 1999, the Company issued 1,373,597 shares of its Common Stock upon the exercise of stock options by former employees. The Company also issued 180,000 shares of its Common Stock as stock awards to some of its officers pursuant to their employment agreements.

         As of June 18, 1999, the Company and Jacqueline B. Brandwynne reached a settlement in principle of the legal proceedings filed against the Company on April 15, 1996. A final agreement has been signed and the parties have agreed to release each other from all claims. The Company has paid Ms. Brandwynne $250,000 in AmTec Common Stock, which included her claim for attorney's fees. A total of 210,525 shares of Common Stock were issued to Ms. Brandwynne and her attorney during the quarter ended September 30, 1999 pursuant to the settlement agreement.

NOTE  6 - UNCONSOLIDATED SUBSIDIARIES

         The following tables represent summary financial information of the Company's subsidiary, Hebei Equipment, and its indirect subsidiary, Hebei Engineering, for the Company's nine months ended December 31, 1999 and 1998:


                                        NINE MONTHS ENDED DEC. 31        THREE MONTHS ENDED DEC. 31
                                                UNAUDITED                         UNAUDITED
                                          1999             1998             1999             1998
                                          ----             ----             ----             ----
HEBEI EQUIPMENT
Revenues                              $     -          $     -          $     -          $     -
                                     =============    =============    =============    =============

Net income (loss)                     $    632,600     $ (1,982,181)    $    743,440     $ (1,505,256)
                                     =============    =============    =============    =============

HEBEI ENGINEERING
Revenues                              $     -           $   606,629     $     -           $   173,994
                                     =============    =============    =============    =============

Net income (loss)                     $  3,292,534     $ (1,323,681)    $  3,887,384      $  (526,001)
                                    ==============    =============    =============    =============

         As expected, during the quarter ended December 31, 1999, the Company learnt that Unicom terminated their cash flow sharing and technical services agreement with Hebei Engineering. With the termination of that agreement, Hebei Engineering ceased to receive revenue from Unicom and Hebei Engineering's interests in six cellular networks in Hebei Province have been transferred to Unicom. Hebei Engineering recorded a gain of approximately $7.5 million with respect to the transfer of the networks of which $0.8 million was transferred to Hebei Equipment.

NOTE  7 - INVESTMENT IN AFFILIATE

         The following table represents summary financial information of the Company's investment in an affiliate company, IP.Com, LLC for the quarter and nine months ended December 31, 1999 and 1998:

                       NINE MONTHS ENDED DEC. 31        THREE MONTHS ENDED DEC. 31
                                UNAUDITED                         UNAUDITED
                         1999             1998             1999             1998
                         ----             ----             ----             ----
IP.COM
Revenues             $  1,143,016     $     -          $  1,101,862     $     -
                   ================ ================ ================ ================

Net loss              $  (343,459)    $     -           $  (163,635)    $     -
                   ================ ================ ================ ================

         AmTec owns 50% of IP.Com, LLC and accounts for its investment using the equity method of accounting. IP.Com began it operations in late September 1999 and AmTec's shares of its equity loss was $171,730 for the nine months ended December 31, 1999.

NOTE  8 - LOAN RECEIVABLE

         Loan receivable represents a convertible debt investment made by AmTec in IXS.Net. The loan receivable bears a prime interest rate and bears a prime plus 4% interest payable upon defaults. During May 1999, the Company formed a three-way alliance with Fusion Telecommunications International, Inc. ("Fusion") and IXS.NET. The Company and Fusion made an equal convertible debt investment into IXS.NET and the Company has an option to acquire up to 50% of IXS.NET. AmTec intends to convert the debt into equity investment during its fiscal year 2001.

         IXS.NET purchases network and transmission services from established carriers at discounted prices and resells the services to its customers. Revenue derived from the provision of telecommunications services are recognized in the period during which the call terminates. Revenues are derived from the sale of IP Fax, IP Phone and calling card services. The following table represents summary financial information of IXS.NET for the quarter and nine months ended December 31, 1999 and 1998:


                       NINE MONTHS ENDED DEC. 31        THREE MONTHS ENDED DEC. 31
                                UNAUDITED                         UNAUDITED
                         1999             1998             1999             1998
                         ----             ----             ----             ----
IXS.NET
Revenues             $    955,961     $     -          $    724,553     $     -
                    ==============   ==============   ==============   ==============

Net loss              $  (468,496)    $     -           $  (220,129)    $     -
                    ==============   ==============   ==============   ==============


NOTE  9 - NEW ACCOUNTING STANDARD NOT YET ADOPTED

         The Financial Accounting Standards Board has issued a new standard SFAS No. 133 "Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after July 1, 2000. Management has not yet completed the analysis of the impact this would have on the financial statements of the Company and has not adopted this standard.

NOTE  10 - UNCOMPLETED TRANSACTIONS

         During 1998, the Company signed an agreement with a subsidiary of Global TeleSystems, Inc. ("GTS"), under which that subsidiary of GTS would acquire approximately 5.9 million shares of the Company's common stock and the Company would acquire GTS's 75% interest in a Shanghai-based joint venture. This joint venture hold the rights to a majority share of the cash flow generated by Shanghai VSAT Network Systems (SVC), the premier satellite-based telecommunications network operator in China. AmTec has terminated the agreement because, among other reasons, necessary governmental approvals were not granted. GTS has agreed to the termination.

         During 1998, AmTec entered into an agreement to acquire an investment in a cable television network venture located in Hunan province, PRC, from United International Holdings ("UIH"). AmTec has terminated the agreement because, among other reasons, the closing had not occurred by December 31, 1999 through no fault of AmTec. AmTec believes that it had clear rights to terminate the agreement.

NOTE  11 - PROPOSED ACQUISITION

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

         The two companies signed a definitive merger agreement on November 24, 1999. The transaction, which requires the approval of the shareholders is proceeding and is expected to close in the first half of 2000.

         Failure of the AmTec shareholders to approve the terms of the merger could result in material adverse change to AmTec, including an impaired ability to fund its capital expenditures to expand its business opportunities. In turn, this could result in an inability to fund the Company's ongoing operations. If the merger does not take place, AmTec expects to raise the capital necessary to repay the $1.5 million bridge loan to Terremark by issuing a debt instrument but there is no assurance that this can be done on satisfactory terms or terms that would not be materially adverse to the existing shareholders. Failure to repay this loan could have a material adverse effect on the Company's ability to continue as a going concern.

NOTE  12 - SUBSEQUENT EVENTS

         Hebei Engineering ceased its operations and began its winding up procedures after the transfer of its interests in the cellular networks in Hebei Province to Unicom. As of January 24, 2000, Hebei Equipment received approximately $817,000 as a result of the liquidation of Hebei Engineering.

         During the month of January and through February 8, 2000, the Company received $1,254,599 from former employees upon the exercise of 590,434 stock options and $61,751 upon the conversion of 24,950 warrants.


ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

         AmTec is a company that provides value-added telecommunications services to and from the Far East and has telecommunications investments in the People's Republic of China. We initially focused our business on China because of that country's large and rapidly growing need for telecommunications services and its requirement for foreign capital and technology to meet that need. As a result of our experience gained from our early ventures with GSM cellular projects in Hebei Province, we decided that our business goals would best be achieved by forming alliances with partners that provide international telecom and internet related services to and from China. So, in 1999, we formed a joint venture with Fusion Telecommunications International to provide telecom services, both voice and data, to and from Asia and we have a debt investment in IXS.NET, Inc. to provide fax services over the Internet, prepaid credit cards and other Internet Protocol based services.

         While our joint venture operations in six cellular networks in Hebei Province in Northeast China have been terminated, Hebei Province is negotiating to try to continue an ongoing participation in these networks but, more important, to reposition the joint venture to provide Internet Protocol fax, access and calling cards, voice and other services which can be transmitted over digital telephone lines or the Internet.

         AmTec expects to continue to grow through alliances with international telecom and internet services companies as a way of building shareholder value.

         The merger with Terremark is expected to provide the financing needed to expand these businesses in China, and other markets.


CELLULAR TELEPHONE NETWORKS

                 AmTec holds a 70% interest in Hebei United
Telecommunications Equipment Company Limited ("Hebei Equipment"), a Sino-foreign joint venture with a wholly-owned subsidiary of the Electronics Industry Department of Hebei Province. Hebei Equipment, in turn, held a 51% interest in Hebei United Telecommunications Engineering Company Limited ("Hebei Engineering"), a joint venture with NTT International ("NTTI") and Itochu Corp. Both Hebei Equipment and Hebei Engineering are organized as Sino-foreign equity joint ventures under the laws of China and are headquartered in Shijiazhuang, the capital of Hebei Province. Since the fall of 1998, the government of the People's Republic of China has taken a number of actions that have changed the legal environment in which the Company operates in China, including the requirement that Unicom terminate or revise its agreements with foreign invested companies. Consequently, Unicom terminated Hebei Engineering's cash flow sharing and technical services agreement. With the termination of that agreement, Hebei Engineering was liquidated and the Company's joint venture interests in six cellular networks in Hebei Province have been transferred to Unicom. As of January 24, 2000, Hebei Equipment received approximately $817,000 as a result of the liquidation of Hebei Engineering.

IP.COM, LLC

         On April 28, 1999, AmTec formed a 50-50% joint venture, IP.Com, LLC, with Fusion Telecommunications International, Inc. ("Fusion"), , a private facilities-based, multinational long-distance company. Fusion's current service offerings include voice and data, switched and dedicated, domestic and international long-distance and domestic and international prepaid calling cards, provided through a network of owned and leased facilities, leased lines and resale agreements.

         IP.Com provides value-added telecommunication services, including telephony and data, to Asia. Utilizing AmTec's established presence in China and Fusion's telecommunication franchise, the companies plan to expand the service offerings of the joint venture to include a fully integrated Internet protocol ("IP") based network to provide voice and fax services. The IP.Com, LLC joint venture agreement provides both AmTec and Fusion with a right of first refusal to participate as equal partners in new projects in China

IXS.NET, INC.

         During May 1999, AmTec formed a three-way alliance with Fusion and IXS.NET, a private IP fax service provider, to develop IP fax services in Asia. AmTec and Fusion agreed to make an equal convertible debt investment into IXS.NET and AmTec has an option to acquire up to 50% of IXS.NET. The convertible debt agreement provides for AmTec to advanced up to $575,000 over the eighteen months period, subject to certain terms and conditions.

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

         IXS.NET purchases network and transmission services from established carriers at discounted prices and resells the services to its customers. Revenue derived from the provision of telecommunications services are recognized in the period during which the call terminates. Revenues are derived from the sale of IP Fax, IP Phone and calling card services. For the quarter ending December 31, 1999, revenues were $724,553. On an annualized basis, the December figures produced recurring revenue of $3.8 million.


RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED DECEMBER 31, 1999 AS COMPARED TO THE NINE AND THREE MONTHS ENDED DECEMBER 31, 1998.

         AmTec's joint venture, IP.Com, LLC., started its operations beginning late September 1999 and recorded revenues of $1.1 million for the period from September 15, 1999 through December 31, 1999. AmTec reported no revenues on its consolidated financial statements because the results of operations of AmTec's subsidiary Hebei Equipment and its subsidiary, Hebei Engineering, as well as its joint venture IP.Com, LLC have been accounted for under the equity method of accounting. AmTec has recorded only its share of income (losses) of its unconsolidated subsidiary and joint venture according to the percentage of its equity interest. AmTec had net losses of $2.1 million and $4.7 million during the nine months ended December 31, 1999 and 1998, respectively.

         General and administrative expenses decreased from approximately $2.8 million during the nine months ended December 31, 1998 to approximately $2.4 million during the nine months ended December 31, 1999. The decrease is primarily related to a reduction in legal and professional fees related to the pending GTS and UIHH merger transactions and a reduction in salaries and fringe benefits as some employees resigned in June 1999.

         General and administrative expenses decreased from approximately $1.0 million during the three months ended December 31, 1998 to approximately $0.8 million during the three months ended December 31, 1999. The decrease is primarily attributed to a reduction in salaries and fringe benefits as some employees resigned in June, 1999.

         The Company reported assets of approximately $4.4 million at December 31, 1999, a decrease of approximately $ 0.3 million from March 31, 1999. This decrease primarily related to the funding of current operations using cash and the cash payments to reduce current accounts payable.

         The consolidated balance sheet of the Company included total liabilities of approximately $1.7 million as of December 31, 1999 compared to approximately $1.0 million as of March 31, 1999. The increase in liabilities primarily relates to a bridge loan obtained from Terremark during the quarter.

         The Company's loss before preferred stock dividends decreased from approximately $4.7 million during the nine months ended December 31, 1998 to approximately $2.1 million during the nine months ended December 31, 1999. The decrease relates to a decrease in general and administrative expenses of approximately $0.4 million, a decrease of approximately $0.5 million related to amortization of Non-employee deferred option costs and a decrease of approximately $1.7 million in equity in losses of unconsolidated subsidiary.

         Stockholders' Equity decreased by approximately $1.1 million from March 31, 1999 to December 31, 1999, as a result of a loss for the nine months of approximately $2.1 million and an increase in Additional paid-in capital of approximately $1.0 million related to issuance of AmTec's Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had an operating loss of approximately $2.1 million and a loss applicable to common shares of $2.4 million during the nine months ended December 31, 1999. While the Company expects to achieve profitable operations within several years, there can be no assurances that the Company will achieve this goal.

         During the nine months ended December 31, 1999, the Company's cash decreased by approximately $1.4 million, primarily due to cash used to fund current operations, loans to IXS.NET and investments made in IP.COM. The Company received $0.5 million repayment of some of its advances to its subsidiary in September 1999. During the quarter ended December 31, 1999, the Company obtained a bridge loan for up to $1.5 million from Terremark of which AmTec has borrowed approximately $1,125,000. This bridge loan is collateralized by all of AmTec's tangible and intangible assets. If the pending merger with Terremark is completed, the bridge loan will be forgiven. If the merger does not close by July 1, 2000, AmTec is obligated to repay any outstanding balance on the bridge loan. It is expected that AmTec will need to borrow additional funds from the bridge loan to meet its obligations as they become due during the quarter ending March 31, 2000.

         If the bridge loan becomes due and the merger is not completed, the Company is unlikely to have the means to repay it. Since the bridge loan is secured by all the Company's assets, nonpayment will likely render the Company insolvent and could lead to insolvency proceeding or liquidation.

EQUITY ISSUANCE

During the nine months ended December 31, 1999, the Company issued:

3,858,346 shares of its Common Stock upon conversion of 29.8 shares of the Company's Series E Convertible Preferred by certain holders of the Series E Shares;

1,373,597 shares of its Common Stock upon the exercise of stock options by former employees;

180,000 shares of its Common Stock as stock awards granted to some of its officers pursuant to their employment agreements;

20,000 shares of its Common Stock as compensation paid to some of its directors; and

210,525 shares of its Common Stock upon settlement of a legal proceeding filed against the Company by a former shareholder.

IMPACT OF THE YEAR 2000

The "Year 2000" problem is the result of computer programs being written using two digits, rather than four digits, to define the applicable year. Any of the programs used in the Company's operations that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company has previously instituted a thorough program to identify these computer programs and modify or replace its key financial information and operational systems so that they will function properly in the year 2000. Remaining financial and operational systems have been assessed, and detailed plans have been developed and have been implemented to make the necessary modifications to ensure Year 2000 compliance. The financial impact of making the required system changes for Year 2000 compliance has not had any material effect on the Company's financial statements.

The Company has not identified material non-compliant systems operated by, or in the control of, the Company, or of third parties. The Company has not received any report of a systems failure beyond the control of the Company to remedy. The Company does not expect a major failure to occur in the future that will lead to lost revenues, increased operating cost, or other business interruptions of a material nature.


PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.
              --------

                  27. Financial Data Schedule

         (b)  Reports on Form 8-K.
              -------------------

              The Company filed no reports on Form 8-K during the Quarter ended December 31, 1999.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: February 10, 2000               AmTec, Inc.


                                       By: /s/ Joseph R. Wright, Jr.
                                           -------------------------
                                             Joseph R. Wright, Jr.
                                             Chief Executive Officer


                                       By: /s/ Wilfred Chow
                                           -------------------------
                                             Wilfred Chow
                                             Principal Financial and
                                             Accounting Officer