Form 10-K405
period 2000-03-31
TERREMARK WORLDWIDE INC
filed 2000-06-29
CIK 912890

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended MARCH 31, 2000

       [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ____________

                  Commission file number  0-22520

                            TERREMARK WORLDWIDE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                    52-1981922
------------------------------------------------      --------------------------
      (State or other jurisdiction of                      (I.R.S Employer
      incorporation or organization)                     Identification No.)


              2601 S. BAYSHORE DRIVE, COCONUT GROVE, FLORIDA 33133
           ---------------------------------------------------------
          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:    (305) 856-3200

Securities registered pursuant to Section 12(b) of the Act:

     COMMON STOCK, PAR VALUE $0.001 PER SHARE                               AMERICAN STOCK EXCHANGE
-------------------------------------------------------------------------------------------------------------
                (Title of Class)                                    (Name of Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                 -----------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (17CFR 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON JUNE 2, 2000, BASED UPON THE CLOSING MARKET PRICE OF THE REGISTRANT'S VOTING STOCK ON THE AMERICAN STOCK EXCHANGE ON
JUNE 27, 2000, WAS APPROXIMATELY $457,265,812.

         THE REGISTRANT HAD 193,551,679 SHARES OF COMMON STOCK, $0.001 PAR VALUE, OUTSTANDING AS OF JUNE 2, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         CERTAIN PORTIONS OF THE REGISTRANT'S PROXY STATEMENT TO BE FILED IN CONNECTION WITH ITS 2000 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE IN PART III OF THIS REPORT.

                                TABLE OF CONTENTS

                                                                                                               PAGE NO.
                                                                                                               --------
PART I............................................................................................................3
   ITEM 1. BUSINESS...............................................................................................3
   ITEM 2. PROPERTIES.............................................................................................8
   ITEM 3. LEGAL PROCEEDINGS......................................................................................9
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................................9

PART II..........................................................................................................10
   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................................10
   ITEM 6. SELECTED FINANCIAL DATA...............................................................................11
   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................11
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................14
   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................................14
   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..................15

PART III.........................................................................................................16
   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................................................16
   ITEM 11. EXECUTIVE COMPENSATION...............................................................................19
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................................19
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................................19

PART IV
   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.....................................20
   SIGNATURES....................................................................................................22

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

         We are a company that provides value-added telecommunications services to the Far East and has telecommunications investments in the People's Republic of China. We initially focused our business on China because of that country's large and rapidly growing need for telecommunications services and its requirement for foreign capital and technology to meet that need. We have also formed a joint venture with Fusion Telecommunications International to provide telecom services, both voice and data, to and from Asia. We have invested in IXS.NET, Inc. to provide fax services over the Internet, prepaid credit cards and other Internet Protocol based services.

         On April 28, 2000, we completed a merger with Terremark Holdings, Inc., a company engaged, since 1982, in the development, construction, sale, leasing, management and financing of various real estate projects. Pursuant to this merger, we changed our name from AmTec, Inc. to Terremark Worldwide, Inc. Terremark has provided these services to private and institutional investors, as well as for its own account. The real estate projects with which Terremark has been involved have included retail, high rise office complexes, mixed use projects, condominiums, condominium hotels, and governmental assisted housing. Terremark is also involved in a number of ancillary businesses which complement its core development operations. Specifically, Terremark engages in brokering financial services, property management, construction, construction management, condominium hotel management, residential sales and commercial leasing and brokerage and advisory services.

         In connection with our merger with Terremark, we also sold 68,722,349 shares of our common stock for approximately $28,122,925 to Vistagreen Holdings (Bahamas), Ltd., Paradise Stream (Bahamas) Limited and Moraine Investments Inc. In this document, we sometimes refer to these three stockholders together as the Vistagreen Group.

         This report and other written reports and oral statements made from time to time by us may contain so-called "forward looking statements," all of which are subject to risks and uncertainties. You can identify these forward-looking statements by the use of words such as "expects," "plans," "will," "estimates," "forecasts," "projects" and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and development programs. You must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward-looking statements. These factors could include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. Although it is not possible to predict or identify all such factors, they may include those listed below, which should not be considered an exhaustive statement of all potential risks and uncertainties:

     o Realization of the anticipated benefits of our recent merger with Terremark will depend in part on whether we can integrate our operations in an efficient and effective manner.

     o As a result of the merger, we have a new focus to our business. Our primary business will now involve both telecommunications and real estate. Because of this new focus, our results of operations to date may not reflect future results. In addition, we will encounter challenges and difficulties frequently encountered by early-stage companies in new and evolving markets.

     o We plan additional international expansion in both the telecommunication and real estate areas which may subject us to numerous risks associated with international operations.

     o We may face substantial liabilities for indemnification of tax obligations if we are or become a United States real property holding corporation. We have agreed to indemnify the Vistagreen Group against certain tax liabilities that could be incurred by them relating to their purchase of 68,722,349 shares of our common stock immediately after the merger in the event that our company was, at the time of the merger, or becomes, a United States real property holding corporation as defined in Section 897(c)(2) of the U.S. Internal Revenue Code.

     o We could be sued as a result of an uncompleted transaction. During 1998, AmTec entered into an agreement to acquire an investment in a cable television network venture located in Hunan province, PRC, from United International Holdings or UIH. AmTec terminated the agreement because, among other reasons, the closing had not occurred by December 31, 1999 through no fault of AmTec. On December 30, 1999, UIH had indicated that it was ready to close the agreement. Although we believe that AmTec had clear rights to terminate the agreement, should UIH seek judicial relief to require us to close, its superior financial resources could limit our ability to defend ourself.

     o China telecommunications regulations could impact our business. Chinese laws and regulations have prohibited foreign investors and foreign invested enterprises from owning or operating telecommunication networks in China.

     o Internet regulation in China is unclear, and no single regulatory act has been promulgated to govern the Internet in China. Consequently, our ability to operate or invest in Internet-based services is unclear.

     o We have limited operating control in our joint ventures. Because we do not have majority voting rights in certain of our joint ventures, we cannot completely control or direct the operation of these entities.

     o Political risks in China may adversely affect our business operations. China has been a socialist state since 1949 and is controlled by the Communist Party of China. Changes in the political leadership of China may have a significant effect on their laws and policies.

     o Technological advances may make our telecommunications operations obsolete.

     o We face severe competition. The Internet service provider, or ISP, market is highly competitive in China. There are five national ISPs owned and operated by the national government. There are over 150 private ISPs licensed to operate in various provinces. Thus, privately owned ISPs often compete with government owned or affiliated ISPs. The playing field is unequal, with government-affiliated ISPs having access to subsidized dial up lines, leased lines and Internet bandwidth. Our strategic partners may face severe competition as the Internet develops in China.

     o Economic conditions, including interest rates, greatly impact the real estate market.

     o The real estate industry is cyclical and affected by changes in general and local economic and other conditions including employment levels, demographic considerations, availability of financing, interest rate levels, consumer confidence and real estate demand.

     o Up front cash requirements may create cash flow problems. We develop real estate projects. Acquiring land and committing the financial and managerial resources to develop such projects involve significant risks. Before a development generates any revenue, material expenditures are required for items such as acquiring land, professional fees, construction, financing costs, sales and marketing.

     o Our real estate investments are highly leveraged and we may not be able to make the debt service payments.

     o A significant portion of the financing of our real estate business is structured as balloon payments, which may be harder for us to pay off than debt that is structured with level amortization.

     o Our real estate management contracts are generally cancellable on short notice.

     o Our real estate operations are situated primarily in South Florida and this geographic concentration exposes us to certain risks.

     o The occurrence of uninsured losses could have a material adverse effect on our financial condition.

     o We are subject to a variety of federal, state and local statutes, ordinances, rules and regulations concerning land use that may adversely impact our business.

     o Liability relating to environmental contamination may adversely impact our business.

         We were originally founded as a Colorado corporation on May 10, 1982, and were reincorporated under the laws of the State of Delaware on July 10, 1996. Since April 1995, we have been engaged in the business of developing telecommunications networks in the PRC. In January 1996, we sold substantially all of the assets of ITV Communications, Inc., our former primary operating subsidiary. On July 8, 1997, we changed our name to AmTec, Inc. from AVIC Group International, Inc. On April 28, 2000 we merged with Terremark Holdings, Inc. and changed our name to Terremark Worldwide, Inc. Our principal executive office is located at 2601 S. Bayshore Drive, 9th Floor, Coconut Grove, Florida 33133. Our telephone number is (305) 856-3200.

Telecommunications Operations
-----------------------------

         TELECOM HOTELS. On May 31, 2000, we acquired Telecom Routing Exchange Developers, also known as "T-Rex Developers," a facilities provider to the telecommunications industry. T-Rex Developers develops new facilities and converts existing properties for use as telecommunications routing exchanges. Telecommunications routing exchanges are facilities used by telecommunications companies to house their switches and provide leasable space for internet service providers, content providers, co-location companies and other similar tenants. T-Rex Developers is the exclusive real estate service provider for Telecom Partners, an entity in which the founders of T-Rex Developers have an interest. Telecom Partners presently owns four properties, one located in each of Boca Raton, Florida, Cleveland, Ohio, Hartford, Connecticut, and Miami, Florida.

         On June 22, 2000, we completed a transaction to acquire Post Shell Technology Contractors, Inc. Post Shell Technology Contractors is a 17 year old Miami company which has performed general contracting services for complex construction projects, including telecommunications facilities. We feel their experience will be of benefit to us in our development of our T-Rex brand of telecom hotels.

         CELLULAR TELEPHONE NETWORKS. We hold a 70% interest in Hebei United Telecommunications Equipment Company Limited, or Hebei Equipment, a Sino-foreign joint venture with a wholly-owned subsidiary of the Electronics Industry Department of Hebei Province. Hebei Equipment, in turn, held a 51% interest in Hebei United Telecommunications Engineering Company Limited, or Hebei Engineering, a joint venture with NTT International, or NTTI, and Itochu Corp. Since the fall of 1998, the government of the PRC has taken a number of actions that have changed the legal environment in which we operate in China, including the requirement that China United Telecommunications, Incorporated, which we refer to as Unicom, terminate or revise its agreements with foreign invested companies. Consequently, Unicom terminated Hebei Engineering's cash flow sharing and technical services agreement. With the termination of that agreement, Hebei Engineering was liquidated and our joint venture interests in six cellular networks in Hebei Province have been transferred to Unicom. As of January 24, 2000, Hebei Equipment received approximately $817,000 as a result of the liquidation of Hebei Engineering. Our investment in Hebei Equipment is accounted for under the equity method. Hebei Equipment is organized as Sino-foreign equity joint venture, or SFJV, under the laws of China and is headquartered in Shijiazhuang, the capital of Hebei Province. We are currently pursuing the liquidation of Hebei Equipment.

         IP.COM, LLC. On April 28, 1999, we formed IP.Com, LLC, a 50-50% joint venture, with Fusion Telecommunications International, Inc., or Fusion, a private facilities-based, multinational long-distance company. Fusion's current service offerings include voice and data, switched and dedicated, domestic and international long-distance and domestic and international prepaid calling cards, provided through a network of owned and leased facilities, leased lines and resale agreements.

         IP.Com provides long distance international telecommunication services, including telephony and data, to Asia. Currently IP.Com markets its services only outside China. The joint venture agreement provides a right of first refusal, to both us and Fusion, to participate as equal partners in new projects in China.

         IXS.NET, INC. During May 1999, we formed a three-way alliance with Fusion and IXS.NET, a private IP fax service provider, to develop IP fax services in Hong Kong, Taiwan and Guangdong Province and to act as a value-added reseller for Jitong Communications Corp., one of the three licensed IP fax operators in China. We, together with Fusion, agreed to make an equal convertible debt investment into IXS.NET and we have an option to acquire up to a 50% interest in IXS.NET.

         The IXS.NET business equips a local business with a modem that transfers international fax calls through a local phone call on the Public Switched Telephone Network, or PSTN, to an Internet node in the city of origin, then transmits the fax on the Internet internationally to the city of destination, and converts the fax call to a local telephone call in the city of destination on its PSTN which is transmitted to the destination fax telephone number. This model saves the standard international telephone phone call charges, which can be very expensive to and from China. This business model can result in a significant savings to any business that faxes internationally on a regular basis.

         IXS.NET purchases network and transmission services from established carriers at discounted prices and resells the services to its customers. Revenue derived from the provision of telecommunications services are recognized in the period during which the call terminates. Revenues are derived from the sale of IP fax, IP phone and calling card services.

Real Estate Operations
----------------------

         Since our merger on April 28, 2000 with Terremark, we have been engaged in the real estate activities described below.

         DEVELOPMENT. Our development activities involve concept development, the acquisition of land, the design of the project, arranging for equity and financing, construction, sales and leasing and ultimate disposition. Our history of development operations has included variations from this full scale concept of development to an exit strategy which has involved reselling undeveloped land, selling a project before completion, joint ventures and redevelopment of existing projects.

         We intend to build on the success of our Fortune House condominium hotel development by creating a brand name for similar future developments and to manage similar projects for other developers. We currently own over two acres of oceanfront property in Ft. Lauderdale, on which we intend to build the second Fortune House Condominium Hotel.

         Other current development projects include the following:

          o the Four Seasons Hotel and Tower, a 63 story, 1.2 million square foot mixed use project located in Miami, Florida which includes a five star hotel, class A office, retail and ultra luxury condominium units, and for which we are acting as the co-developer, along with New York based Millennium

               Partners, and for which we are also providing mortgage brokerage, sales, construction management, leasing and property management services;

          o Brickell Village, an 11 acre development on the Miami River in Miami's central business district, for which we are also acting as co-developer, along with Millennium Partners, and which project will include, in phases, approximately 900,000 square feet of retail entertainment and 2 million square feet of residential and office towers;

          o Fortune House-Fort Lauderdale Beach, a 280 unit four star condominium hotel which we are developing for our own account and which is located on the property facing the ocean in the heart of Fort Lauderdale Beach; and

          o Royal Palm Doral Center III, a 105,000 square foot office building overlooking the Doral Golf Course in the western part of Miami-Dade County and which we are developing for a German investor with whom we have previously transacted business, and for whom leasing, property management and mortgage brokerage services are also being provided.

         REAL-ESTATE AND MORTGAGE BROKERAGE. Our mortgage and real estate brokerage subsidiaries provide diverse brokerage services to our projects and for other developers and owners, on a third party basis.

         Our real estate brokerage subsidiary is involved with both commercial and residential properties. We currently represent, as the owners' exclusive leasing agent, various office buildings containing collectively, over 1.2 million square feet of office space. We also have a number of exclusive and non-exclusive appointments as the agents for various tenants who are in the market for new or additional office space. On the residential side, we handle condominium sales for our own projects such as the Fortune House Condominium Hotels (Brickell Avenue and Fort Lauderdale Beach locations), and the Four Seasons Hotel and Tower (once units are ready for the market). In addition, we have recently been retained by another developer to be the developer's exclusive agent at two condominium projects located on Miami Beach: The Bentley Beach Club and the Bentley Bay. We are also acting as the exclusive sales agent for, and providing advisory services to, a project named the Segovia Tower.

         PROPERTY MANAGEMENT. We currently manage buildings that total in excess of 1.5 million square feet of property, two of which are included in the top ten largest office buildings in the Miami-Dade area.

         CONSTRUCTION SERVICES. We have, in the past, provided construction management and general contracting services as a part of our development activities. However, we have expanded this aspect of our business to include post-shell construction and general contracting services for limited risk projects, such as mid-size office buildings and retail boxes, on behalf of owners and developers with whom we have existing relationships.

         CONDOMINIUM HOTEL MANAGEMENT. We developed the Fortune House brand of condominium hotel to enable purchasers to buy furnished condominium suites, which can be rented to guests when the owner is not in residence. We provide hotel management services for Fortune House. The second Fortune House, which is located on Fort Lauderdale Beach, is currently in the development stage. Once Fortune House Fort Lauderdale is completed, we will operate and manage that property. We intend to sell the right to participate in the rental program pursuant to a registration statement filed with the Securities and Exchange Commission. The interests will thereafter be subject to public reporting under SEC rules.

         ADVISORY AND CONSULTING. Closely related to our financial services and property management operations, we also provide institutional and private advisory and consulting services.

         GOVERNMENT REGULATIONS AND ENVIRONMENTAL MATTERS. In developing real estate, we must obtain the approval of numerous government authorities regulating such matters as permitted land uses, levels of density and the availability of utility services such as water and waste disposal. Several authorities in Florida and other states have imposed impact fees as a means of defraying the cost of providing certain governmental services to developing areas and the amount of these fees has increased significantly during recent years. Many state laws require the use of specific construction materials. Local governments also, at times, declare moratoriums on the issuance of building permits and impose other restrictions.

         To date, the governmental approval processes and the restrictive zoning and moratoriums discussed above have not had a material adverse effect on our development activities. However, there is no assurance that these and other restrictions will not adversely affect us in the future.

         We are subject to a variety of federal, state and local statutes, ordinances, rules and regulations concerning land use. Land use and zoning laws can vary greatly and may result in delays, cause us to incur substantial compliance and other costs and prohibit or severely restrict development in some environmentally sensitive regions or areas. Before consummating the purchase of land, we engage independent environmental engineers to evaluate that land for the presence of hazardous or toxic materials, wastes or substances. We have not been materially affected to date by the presence or potential presence of such materials. We cannot assure you that these inspections will uncover all environmental hazards and we will not be adversely affected by such hazards.

         To varying degrees, permits and approvals will be required to complete the developments currently being planned by us. Our ability to obtain necessary approvals and permits for these projects is often beyond our control, and could restrict or prevent the development of otherwise desirable property. The length of time necessary to obtain permits and approvals increases the carrying costs of unimproved property acquired for the purpose of development and construction. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations and their interpretation and application.

         In recent years, regulation by federal and state authorities relating to the sale and advertising of residential real estate has also become more restrictive. In order to advertise and sell condominiums and other residential real estate in many jurisdictions, we have been required to prepare registration statements or other disclosure documents and, in some cases, to file such materials with designated regulatory agencies.

         COMPETITION AND MARKET FACTORS. The development and sale of real estate is a highly competitive and fragmented industry. We are not able to estimate the total number of competitors we face, but are aware that we compete with numerous national, regional and local developers, including some developers with greater financial resources. Developers compete not only for tenants and buyers, but also for desirable properties. When marketing our properties, we must compete with sales and leases of existing properties. The real estate industry is cyclical and affected by consumer confidence levels, prevailing economic conditions generally and, in particular, by interest rate levels. A variety of other factors affect the real estate industry and demand for new construction, including the availability of labor and materials and increases in the costs thereof, changes in associated costs such as increases in property taxes and energy costs, changes in consumer preferences, demographic trends, the availability of and changes in financing programs and changing economic conditions in ancillary markets (e.g., South America).

         EMPLOYEES

         As of March 31, 2000, we had 10 full time employees in New York and our subsidiary Hebei Equipment had 10 employees. As a result of our merger with Terremark, as of June 15, 2000, we had approximately 130 full time employees in Miami, New York and Washington, D.C.

         Our employees are not represented by a labor union and are not covered by a collective bargaining agreement. We believe that our relations with our employees are good.


ITEM 2.  PROPERTIES.

         Until our merger on April 28, 2000, our principal executive offices were comprised of 7,760 square feet of rental office space located at 599 Lexington Avenue, 44th Floor, New York, New York 10022. We paid an annual rent of $334,400 pursuant to the lease for this space, which expired in May 2000. While we have obtained an extension of this lease until October 30, 2000, we are moving our New York office to the Chrysler Building, also located in New

York City, in order to accommodate our need for a larger space. Since the merger, our corporate headquarters have been relocated to the Terremark Centre, 2601 S. Bayshore Drive, Miami, Florida 33133. Since April 1, 2000, we have been paying $36,650 rent per month for our 14,660 square feet of office space in the Terremark Centre. We also maintain smaller Florida offices in downtown Miami, Coral Gables, Boca Raton and South Miami, Florida as well as in Washington D.C. and Manhattan. We also maintain temporary sales and construction offices. We believe that our current space is adequate for our expected growth in the next year.


ITEM 3.  LEGAL PROCEEDINGS.

         We are, from time to time, involved in litigation relating to claims arising out of our operations in the normal course of business. These claims against us are generally covered by insurance. We are not currently subject to any litigation which singularly or in the aggregate could reasonably be expected to have a material adverse effect on our financial conditions or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of our stockholders during the quarter ended March 31, 2000. A special meeting of the stockholders was held on April 28, 2000 in order to, among other things, approve our merger with Terremark.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


COMMON STOCK AND PREFERRED STOCK INFORMATION

         Our common stock, par value $.001 per share, is quoted under the symbol "TWW" on the American Stock Exchange. Prior to April 28, 2000, our common stock traded under the symbol "ATC" on the American Stock Exchange. As of March 31, 2000, our authorized capital stock consisted of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. As a part of the merger, our authorized capital stock was increased to 300,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of June 27, 2000, 193,551,679 shares of common stock were outstanding and held by 190 holders of record and 20 shares of our series G convertible preferred stock were outstanding and held by one holder of record. We believe we have in excess of 9,700 beneficial owners of our common stock.

         The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock on the American Stock Exchange. American Stock Exchange quotations are based on actual transactions and not bid prices.

            FISCAL YEAR 1999                                         PRICES
            ----------------                   ------------------------------------------------
             QUARTER ENDED                            HIGH                            LOW
             -------------                     -----------------              -----------------
June 30, 1998                                       $2.2500                        $1.1875
September 31, 1998                                   1.3750                          .8750
December 31, 1998                                    1.1250                          .8125
March 31, 1999                                       1.625                           .9375

            FISCAL YEAR 2000                                         PRICES
            ----------------                   ------------------------------------------------
             QUARTER ENDED                            HIGH                            LOW
             -------------                     -----------------              -----------------
June 30, 1999                                       $1.4375                          $1.2500
September 31, 1999                                   2.0625                           1.0625
December 31, 1999                                    2.3750                            .8750
March 31, 2000                                       5.9375                           1.8125

DIVIDEND POLICY

         We have never paid cash dividends on our common stock and do not plan to pay cash dividends in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

RECENT SALES OF UNREGISTERED SECURITIES

         Pursuant to our merger with Terremark, we issued to the Terremark shareholders 78,539,830 shares of our common stock. Pursuant to a Stock Purchase Agreement by and between Vistagreen Holdings (Bahamas), Ltd., Moraine Investments, Inc., Paradise Stream (Bahamas) Limited and AmTec, Inc., dated as of November 24, 1999, as amended, we sold 68,722,349 shares of our common stock on April 28, 2000. These shares were not registered under the Securities Act of 1933, as amended, based on the exemptions provided by Section 4(2) of the Securities Act.

         Proceeds of the sale of the stock to the Vistagreen group are being used for general corporate development, acquisitions and working capital.

ITEM 6.  SELECTED FINANCIAL DATA.

         Set forth below is selected financial data for, and as of the end of, each of the five years ended March 31, 2000. The selected statement of operations and balance sheet data for each of the five years ended March 31, 2000 have been derived from our financial statements, which have been audited by our independent auditors. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

                                                                     Twelve Months Ended March 31,
                                                 -----------------------------------------------------------------------
                                                     2000           1999          1998           1997          1996
                                                 -------------- ------------- -------------- ------------- -------------
Net Sales...................................     $        -0-   $        -0-   $        -0-  $        -0-  $       -0-
Loss from continuing operations.............      (4,350,107)    (4,649,770)    (4,282,613)   (3,563,568)   (3,380,633)
Loss from discontinued operations...........              -0-            -0-            -0-           -0-   (1,932,977)
Gain on sale of discontinued operations.....              -0-            -0-            -0-           -0-       31,888
Net Loss....................................      (4,574,076)    (5,579,444)    (5,403,368)   (4,064,885)   (5,281,730)
Loss from continuing operation per common
  share.....................................           (0.15)         (0.23)         (0.23)        (0.14)        (0.13)
Loss from discontinued operation per common
  share.....................................              -0-            -0-            -0-           -0-        (0.08)
Basic and diluted loss per common share.....           (0.15)         (0.23)         (0.23)        (0.14)        (0.21)
Total Assets................................       7,489,508       4,781,085      7,683,358    4,004,966     1,660,000
Stockholders' Equity (Deficit)..............       5,223,144       3,813,342      4,896,911      548,088    (2,421,606)

----------------------------
         Financial information for the year 1996 is not comparable to the financial information provided for 1997, 1998, 1999 and 2000, because prior to 1997 we were not engaged in the development of telecommunications networks in the PRC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of results of operations and financial condition is based upon and should be read in conjunction with our Consolidated Financial Statements and Notes thereto, the Selected Financial Data and other financial data appearing elsewhere in this report.

         On April 28, 2000, after approval by our stockholders, we completed our merger with Terremark Holdings, Inc. Pursuant to this merger, we changed our name from AmTec, Inc. to Terremark Worldwide, Inc. We intend to account for the merger as a reverse acquisition.

         The reverse acquisition will be accounted for as a purchase business combination in which Terremark is the accounting acquirer and we are the legal acquirer. As a result of the reverse acquisition, the financial statements on an ongoing basis will be that of the accounting acquirer, Terremark. The net assets of the legal acquirer, AmTec, will be revalued and the purchase price will be allocated to the assets acquired and liabilities assumed.

         As the merger was completed after March 31, 2000, all financial statements and other information contained herein are reflective of business operations of AmTec only, and do not include the financial results of Terremark. Certain information relating to the effects of the merger on our financial condition, are reflected in our Definitive Proxy Statement filed with the Securities and Exchange Commission on March 24, 2000. The post-merger company will begin to report combined financial results for the quarter ended June 30, 2000.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2000 AS COMPARED TO THE YEAR ENDED MARCH 31, 1999

         Our joint venture, IP.Com, started its operations in September 1999 and recorded revenues of approximately $2.4 million through March 31, 2000. We reported no revenue on our consolidated financial statements because the results of operations of our subsidiary Hebei Equipment and its subsidiary, Hebei Engineering, as well as IP.Com, have been accounted for under the equity method of accounting. We recorded only our share of income (losses) of our unconsolidated subsidiaries according to the percentage of our equity interest.

         Selling, general and administrative expenses decreased from approximately $4.6 million during the year ended March 31, 1999 to approximately $4.4 million during the year ended March 31, 2000. The decrease is primarily related to a reduction in legal and professional fees related to the incomplete Global TeleSystems, Inc., or GTS, and UIH merger transaction and a reduction in salaries and fringe benefits as some employees resigned in June 1999.

         We recorded approximately $380,000 equity income from our unconsolidated subsidiary, Hebei Equipment, during the year ended March 31, 2000. The equity income represents our share of income reported by Hebei Equipment for the year ended December 31, 1999. We recorded an equity loss of approximately $385,000 during the year ended March 31, 1999. The equity loss represents our share of loss reported by Hebei Equipment for the year ended December 31, 1998. Hebei Equipment's net income for the year ended December 31, 1999 was attributed to its equity income from its subsidiary, Hebei Engineering which had a gain on sale of its GSM network during the year. We are currently pursuing the liquidation of Hebei Equipment.

         We recorded approximately $698,000 of equity losses from our affiliate, IP.Com, during the year ended March 31, 2000. The equity loss represents our share of loss reported by IP.Com for the year ended March 31, 2000.

         We had net losses of approximately $4.6 million and $5.6 million during the years ended March 31, 2000 and 1999, respectively. Our loss applicable to common shareholders decreased 21% from approximately $6.2 million during the year ended March 31, 1999 to approximately $4.9 million during the year ended March 31, 2000. This decrease in loss applicable to common shares was primarily due to a decrease in general and administrative expenses, a decrease in the recognition of preferred stock dividends as well as a decrease in the share of equity loss from Hebei Equipment, offset by an increase in the equity in loss of IP.Com.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 1999 AS COMPARED TO THE YEAR ENDED MARCH 31, 1998

         Our indirect subsidiary, Hebei Engineering, recorded revenues of RmB 6,488,482 (approximately $786,000) for the year ended December 31, 1998, and RmB 1,706,499 (approximately $216,000) for the year ended December 31, 1997. We have no revenues on our consolidated financial statements because the results of operations of our subsidiary, Hebei Equipment, were accounted for under the equity method of accounting. We recorded only our share of losses of our unconsolidated subsidiary according to the percentage of our equity interest. We had net losses of $5.6 million and $5.4 million during the fiscal years ended March 31, 1999 and 1998, respectively.

         Selling, general and administrative expenses increased from $4.3 million during the year ended March 31, 1998, to $4.6 million during the year ended March 31, 1999, due to increases in salaries and legal and professional expenses incurred during the past year.

         The equity in losses of our unconsolidated subsidiary of $607,000 recorded during the year ended March 31, 1998 and $385,000 during the year ended March 31, 1999 represents our share of losses reported by Hebei Equipment for the year ended December 31, 1997 and December 31, 1998, during which period we owned a 60.8% and a 70.0% equity interest, respectively, of Hebei Equipment.

         Amortization of stock options granted to non employees was related to the three million options issued to the Hebei Provincial Government to purchase an equal number of shares of our common stock at a price of $3.0625 per share. In accordance with generally accepted accounting principles, we recorded their estimated value of $1,837,500 during the year ended March 31, 1998, and amortized approximately $459,000 during each of the years ended March 31, 1998 and 1999. The amortization of these options is a non-cash expense. The options were cancelled as of December 31, 1998.

         Other expense of approximately $85,000 was primarily franchise and other tax paid during the year ended March 31, 1999. We received a tax refund of approximately $70,000 during the year ended March 31, 1998.

         Our loss applicable to common stockholders decreased 9% from $6.8 million during the year ended March 31, 1998, to $6.3 million during the year ended March 31, 1999. This decrease in loss applicable to common shares was primarily due to a decrease in the recognition of preferred stock dividends as well as a decrease in the share of equity loss from Hebei Equipment, offset by increases in selling, general and administrative expenses.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 1998 AS COMPARED TO THE YEAR ENDED MARCH 31, 1997

         We experienced net losses of $5.4 million and $4.1 million during the years ended March 31, 1998 and 1997, respectively.

         Selling, general and administrative expenses increased from $3.6 million during the year ended March 31, 1997, to $4.3 million during the year ended March 31, 1998, due to increased levels of salaries paid to employees and legal and professional expenses incurred during the past year.

         The equity in losses of our unconsolidated subsidiary of $141,000 recorded during the year ended March 31, 1997 and $607,000 during the year ended March 31, 1998 represents our share of losses reported by Hebei Equipment for the year ended December 31, 1996 and December 31, 1997, during which period we owned a 60.8% equity interest Hebei Equipment.

         We issued to the Hebei Provincial Government three million options to purchase an equal number of shares of our common stock at a price of $3.0625 per share. In accordance with generally accepted accounting principles, we recorded their value of $1.8 million and have amortized approximately $459,000. The issuance of these options is a non-cash expense.

         Loss from abandoned assets relates to the assets of Netmatics which have been written off for the total amount of $87, 000.

         Interest expense during the year ended March 31, 1998, decreased to approximately $125,000 from approximately $129,000 during the year ended March 31, 1997, due to a reduction in the outstanding balance of stockholder loans payable.

         Other income (net) of approximately $70,000 during the year ended March 31, 1998 was related to a tax refund previously paid.

         Our net loss increased 33% from $4.1 million during the year ended March 31, 1997, to $5.4 million during the year ended March 31, 1998. This increase in net loss was primarily due to the share of equity loss from Hebei Equipment, amortization of stock options issued to the Hebei Provincial Government, as well as increases in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Approximately $3,147,000 of cash was used in our operations during the fiscal year ended March 31, 2000, compared to cash used of approximately $3,737,000 during the year ended March 31, 1999. The decrease was primarily due to decreased selling, general and administrative expenses.

         We used approximately $2,284,000 in our investing activities in the year ended March 31, 2000, compared to approximately $13,000 in the year ended March 31, 1999. The increase in investing activities is related primarily to an investment in IP.Com and loans provided to IXS.Net and T-Rex made by us during the fiscal year 2000.

         The cash inflows from financing activities during the year ended March 31, 2000 were generated primarily from the cash received from the exercise of stock options and warrants of approximately $5,640,000, a bridge loan obtained from Terremark of $1,125,000 and the repayment of an advance made to Hebei Equipment of $500,000.

         During the year ended March 31, 2000, we issued 3,858,346 shares of our common stock upon conversion of 29.8 outstanding shares of our Series E convertible preferred stock.

         During the year ended March 31, 2000, we issued 3,296,408 shares of our common stock as a result of the exercise of certain employee stock options and stock warrants. In connection with services performed, we issued 20,000 shares of our common stock to members of our Board of Directors and we issued a total of 180,000 shares of our common stock to certain of our officers as stock awards pursuant to their employment agreements. We also issued 210,525 shares of our common stock upon settlement of a legal proceeding filed against us by a former stockholder.

         We anticipate that our cash and cash equivalents should be adequate to finance our operating requirements for the current fiscal year. However, in the event that we expand our operations, we will need additional financing to develop the same. Although we believe that financing is available to us, there can be no assurance that we will be able to obtain the same, or if available, that the terms will be acceptable to us.

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board has issued a new standard SFAS No. 133, "Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after July 1, 1999. Our management has not yet completed the analysis of the impact that would have on our financial statements and has not yet adopted this standard.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We have not entered into any financial instruments for trading or hedging purposes.

         We are not exposed to fluctuations in foreign currencies relative to the U.S. dollar, as our revenues, costs, assets and liabilities are, for the most part, denominated in local currencies. The results of operations of our subsidiaries were as reported in their local currencies.

         Our carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses is a reasonable approximation of their fair value.

         Economic, interest rates and other conditions greatly impact the real estate market. It is possible that our operations will not generate income sufficient to meet our operating expenses or will generate income and capital appreciation, if any, at a rate less than that anticipated or available through comparable real estate or other investments.

         The real estate industry is cyclical and affected by changes in general and local economic and other conditions including employment levels, demographic considerations, availability of financing, interest rate levels, consumer confidence and real estate demand. In addition, developers are subject to various risks, many of them outside their control including competitive overbuilding, availability and cost of property, materials and labor, adverse weather conditions which can cause delays in construction schedules, cost overruns, changes in government regulations pertaining to building standards or environmental matters, increases in real estate taxes and other local government fees and acts of God, such as hurricanes and floods.

         We cannot predict whether interest rates will be at levels attractive to prospective tenants or buyers and any increase in interest rates could affect our business adversely.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements required by this Item 8 are attached to hereto as Exhibit (a)(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On April 28, 2000, Terremark merged with and into AmTec, Inc. AmTec was the surviving corporation in this merger and its name was changed to Terremark Worldwide, Inc.

         Prior to the transaction with Terremark, Deloitte & Touche LLP was engaged by AmTec to perform the March 31, 2000 audit of AmTec, Inc. As a result of the transaction with Terremark, PricewaterhouseCoopers, LLP was engaged by Terremark Worldwide as its principal accountants to audit the Terremark Worldwide financial statements for the year ending March 31, 2001. The engagement of PricewaterhouseCoopers was made effective April 28, 2000.

         The decision to change independent accountants was not recommended or approved by AmTec's board of directors or the audit committee of its board of directors. However, the decision to retain one independent accounting firm was made by the board of directors of Terremark Worldwide on April 28, 2000.

         Deloitte & Touche LLP was engaged to audit AmTec's March 31, 2000 financial statements. During AmTec's two most recent fiscal years ended March 31, 2000, there were no disagreements between management and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused Deloitte & Touche LLP to make reference to the subject matter of the disagreement in connection with its report. In addition, the financial statements of AmTec for such periods contained no adverse opinion or disclaimers of opinion, and were not qualified or modified in any way. Also, during this same period there were no reportable events as defined or listed in Item 304 of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Our executive officers and directors, and their ages as of May 15, 2000, are as follows:

              NAME                  AGE                               PRINCIPAL POSITION
             ------                 ----                              ------------------
Manuel D. Medina...............      47    Chairman of the Board, President and Chief Executive Officer
Joseph R. Wright, Jr...........      61    Vice Chairman of the Board and President of Terremark Communications
                                           Group, Inc.
Joel A. Schleicher.............      47    Director
Marvin S. Rosen................      58    Director
Kenneth I. Starr...............      51    Director
Timothy Elwes..................      64    Director
Miguel J. Rosenfeld............      50    Director
Clifford J. Preminger..........      48    Director
Brian K. Goodkind..............      42    Executive Vice President and General Counsel
Irving A. Padron, Jr...........      29    Senior Vice President and Chief Financial Officer
Edward P. Jacobsen.............      44    President of Terremark Construction Services, Inc.
Michael L. Katz................      50    President and Chief Operating Officer of Terremark Real Estate Group, Inc.
William J. Biondi..............      54    President of Terremark Management Services, Inc., Terremark Realty,
                                           Inc., and Terremark Financial Services, Inc.
Aviva D. Budd..................      59    Senior Vice President of Business Development and President of
                                           Terremark Northeast, Inc.

         Manuel D. Medina has served as our Chairman of the Board, President and Chief Executive Officer since April 28, 2000, the date of our merger, and as that of Terremark since its founding in 1982. In addition, Mr. Medina is a managing partner of Communications Investors Group, the holder of AmTec Series G preferred stock. Mr. Medina has been a director of Fusion Telecommunications International since December 14, 1998. Before founding Terremark, Mr. Medina, a certified public accountant, worked with PricewaterhouseCoopers LLP. Subsequently, he established and operated an independent financial and real estate consulting company. Mr. Medina earned a Bachelors of Science degree in Accounting from Florida Atlantic University in 1974.

         Joseph R. Wright, Jr. has served as our Vice Chairman of the Board as well as the President of Terremark Communications Group since April 28, 2000. Prior to that, Mr. Wright served as AmTec's Chairman of the Board since May 1995, Chief Executive Officer since March 1996 and President since May 1996. Mr. Wright also served as Chairman of the Board of GRC International, Inc. a U.S. public company that provides technical information technology support to government and private entities from 1996 to 2000. He is also Co-Chairman of Baker & Taylor Holdings, Inc., an international book and video distribution company, and Vice Chairman of Jefferson Consulting Group, a Washington D.C. consulting firm. From 1989 to 1994, Mr. Wright served as Executive Vice President, Vice Chairman and Director of W.R. Grace & Co., an international chemicals and health care company, President of Grace Energy Corporation and Chairman of Grace Environmental Company. From 1982 to 1989, Mr. Wright held the positions of Director and Deputy Director of the Office of Management and Budget, The White House, and was a member of President Reagan's cabinet. Before 1982, he served as Deputy Secretary, United States Department of Commerce, President of Citicorp Retail Services and Retail Consumer Services, held posts in the United States Department of Agriculture and the United States Department of Commerce, and was Vice President and Partner of Booz Allen & Hamilton, a management consulting firm. Mr. Wright also serves on the Boards of Directors of PanAm Sat corporation, Fusion Telecommunications International, Inc., Cereus Technology Partners, RealMed Corporation and serves on the AT&T Government Markets Advisory Board. He is a former member of the President's Export Council and a former member of the Board of Directors of Travelers, Harcourt Brace Janovich, and Hampton University.

         Joel A. Schleicher has served as a member of our board of directors since August 1999. Mr. Schleicher has been President and Chief Executive Officer for Exp@nets since June of 1998. Exp@nets is a leading nationwide provider of networked communication solutions to business. His previous communications industry experience started as the Chief Operating Officer, President and director of Nextel Communications, Inc. from 1989 to 1995 and subsequently with ProCommunications, Inc. from 1996 to 1997. He has been a member of the board of directors of NovAtel, Inc., a global GPS provider, since 1997, Fusion Telecommunications, an international long distance service provider, since 1998, and TechTronic Industries, a Hong Kong based manufacturer of consumer appliances, since 1998. Before Nextel, Mr. Schleicher spent 10 years in the consumer durables and energy sectors of industry and four years with KPMG Peat Marwick in various capacities. He is a graduate of the Carlson School of the University of Minnesota.

         Marvin S. Rosen has served as a member of our board of directors since March 1999. Mr. Rosen is a co-founder of Fusion Telecommunications International and has served as its Vice Chairman since December 1998. Mr. Rosen is a principal shareholder and member of the executive committee of Greenberg Traurig, P.A., an international law firm. From September 1995 through January 1997, Mr. Rosen served as the Finance Chairman of the Democratic National Committee. Mr. Rosen currently serves on the Board of Directors of the Children's Health Fund (New York City), since 1994, the Robert F. Kennedy Memorial, since 1995, Bio-Medical Disposal, Inc., since 1998 and Fusion Telecommunications International, Inc., since 1997, where he has also been Vice-Chairman since December 1998. Mr. Rosen received his Bachelor of Science degree in Commerce from the University of Virginia, his LL.B. from Dickinson School of Law and his LL.M. in Corporations from New York University Law School.

         Kenneth I. Starr has served as a member of our board of directors since April 28, 2000. Mr. Starr has also served as the Chairman and Chief Executive Officer of Starr & Company, a New York City-based accounting and business management firm, since he founded this firm in 1986.

         Timothy Elwes served as a member of our board of directors since April 28, 2000. Mr. Elwes has also served as member of the board of directors of Timothy Elwes & Partners Ltd., a financial services company, from May 1978 until October 1994, the business of which was merged into Fidux Trust Co. Ltd. in December 1995. Mr. Elwes is a director of Fidux Trust Co. Ltd. He is also a non-executive director of Partridge Fine Arts plc, a public company since 1989. He has served as a director of Makecater Ltd., a property-developing company, since 1995. Since 1989 he has served as a director of Tagring Ltd., a financial services company.

         Miguel J. Rosenfeld has served as a member of our board of directors since April 28, 2000 and has also served as a Senior Vice President of Delia Feallo Productions, Inc. since November 1991, where he was responsible for the development of soap opera productions in Latin America. From January 1995 until May 1998, he was the Director of Affiliates and Cable for Latin America for Protele, a division of Televisa International LLC. From December 1984 until September 1998, he was a sales manager for Capitalvision International Corporation. Mr. Rosenfeld holds a Bachelors degree in Administration from the University of Buenos Aires which he earned in 1975.

         Clifford J. Preminger served as a member of our board of directors since June 2000. Mr. Preminger is the president of T-Rex Developers, and co-founded Telecom Realty Partners, LLC. He is also a founding partner of the Washington, D.C. law firm of Preminger & Glazer, a boutique practice specializing in corporate and large-scale commercial real estate transactions on a national basis. In addition, he is actively engaged in the operation and management of start-up and operating companies engaged in diverse lines of business. Prior to joining Preminger & Glazer, Mr. Preminger served as President and Chief Operating Officer of Seafield Center, Inc., a recognized leader in providing Drug and Alcohol Rehabilitation Services throughout the United States and was a partner in the law firm Kaye, Scholer, Fierman, Hays & Handler. Mr. Preminger is also a founder of Service USA, a national mortgage banking field service company, and Fusion International Telecommunications, Inc., an international long distance reseller. He presently serves on the Board of Directors of Service USA, Nuthena, and The Washington

Woodworking Company. Mr. Preminger received a B.A. from the Maxwell School of Citizenship and Public Affairs of Syracuse University and a J.D. from Case Western Reserve University.

         Brian K. Goodkind has served as our Executive Vice President and General Counsel since April 28, 2000. Prior to that, since April 1998, Mr. Goodkind served as the Vice-Chairman, Executive Vice President, and General Counsel to Terremark. In this capacity, Mr. Goodkind oversaw the operations, office management, risk management, development of systems, human resources, and legal matters for Terremark. Mr. Goodkind has been a member of the Florida Bar since 1982, and was in private practice for 16 years, specializing in commercial litigation, employment law, international transactions and real estate. His experience includes over 11 years, from 1986 until 1998, as one of two founding partners of a seventy-attorney full-service law firm, for which he served as managing partner for over five years. Mr. Goodkind received his Bachelor of Arts degree from the University of Alabama and his J.D. from the University of Florida.

         Irving A. Padron, Jr. has served as our Senior Vice President and Chief Financial Officer since April 28, 2000. Prior to that, beginning in 1997, Mr. Padron served as the Senior Vice President and Chief Financial Officer of Terremark. From 1992 until joining Terremark, Mr. Padron was a Manager with KPMG Peat Marwick's financial service practice in Miami, Florida, focusing on the development of that firm's real estate practice. His experience also includes providing audit and consulting services to multinational manufacturing, retailing and distribution clients as well as to international banks. Mr Padron holds a Certified Public Accountant License and is a licensed real estate sales person in the State of Florida.

         Edward P. Jacobsen has served as President of Terremark Construction Services, Inc. since 1991, where he administers all construction operations for the company. This role includes research and analysis of potential development opportunities, as well as feasibility, construction, and budget analysis. Mr. Jacobsen joined Terremark in 1991 to help establish offices and manage post-war construction projects in Kuwait and Saudi Arabia. In 1993, he returned to Terremark's corporate headquarters in Miami to assume managerial responsibility of all development, construction, and property management operations. Mr. Jacobsen holds licenses as a professional engineer, general contractor, and real estate salesperson in the State of Florida.

         Michael L. Katz has served as the President and Chief Operating Officer of Terremark Real Estate Group, Inc. since April 28, 2000. Prior to that, Mr. Katz served as the President and Chief Operating Officer of Terremark Group, Inc., the predecessor to Terremark Real Estate Group. Mr. Katz has had primary responsibility for supervising all operations of Terremark Group and all its subsidiaries since 1998. Mr. Katz co-founded KB Commercial and served as its Chairman from 1987 to 1997. KB Commercial provided a full range of real estate services, primarily focused on asset management and all of its discipline for its institutional clients. Mr. Katz has been a member of the Florida Bar since 1974. Mr. Katz received his Bachelor of Arts degree from the University of Maryland and his J.D. from the University of Florida.

         William J. Biondi has served as the President of Terremark Management Services, Inc., Terremark Realty, Inc., and Terremark Financial Services, Inc. since April 28, 2000. Mr. Biondi joined the senior management of Terremark Group upon the merger of Terremark with KB Commercial Real Estate Group in 1998. As President of Terremark Management Services, Inc., Terremark Realty, Inc., and Terremark Financial Services, Inc., Mr. Biondi has overseen the management, brokerage, and leasing activities of these three divisions, as well as being responsible for business generation. Mr. Biondi has over 25 years of commercial real estate experience covering all aspects of office building development, rehabilitation, sales, leasing and day-to-day portfolio management in the South Florida marketplace. The positions he has held have included President, CEO and Co-founder of Clark-Biondi Company, President and CEO of Grubb & Ellis of Florida, and President and CEO of KB Commercial Real Estate Group.

         Aviva D. Budd has served as President of Terremark Northeast, Inc. since April, 1999. From April 1997 until April 1999, Ms. Budd was a Senior Vice President of U.S. Realty Advisors, L.L.C. From February 1995 until April 1997, Ms. Budd served as Principal Investment Officer for real estate for Combined Retirement and Trust Funds of the State of Connecticut. Ms. Budd has also served as Senior Vice President of Business Development since June 23, 2000. Ms. Budd received her Bachelor of Arts degree from the University of Connecticut and her J.D. from Harvard Law School.

         EMPLOYMENT AGREEMENTS

         Mr. Wright has entered into a one year employment contract with us to serve as President and Vice Chairman of Terremark Communications Group, Inc. The agreement provides for an annual base salary of $250,000 and a surrender by him of options to purchase two million shares of the common stock at $3 per share and of options to purchase one million shares of common stock at $0.35 per share. We have also entered into employment agreements with Manuel D. Medina, Brian K. Goodkind, Irving I. Padron, Jr., Michael L. Katz, Edward P. Jacobson, William J. Biondi and Aviva D. Budd.



ITEM 11. EXECUTIVE COMPENSATION.

         Incorporated by reference from the Registrant's 2000 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated by reference from the Registrant's 2000 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated by reference from the Registrant's 2000 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) 1. and 2. The financial statements listed in the accompanying Table of Contents to Consolidated Financial Statements and Financial Statement Schedule at page F-1 herein are filed as part of this report.

                  3. The exhibits listed in the Exhibit Index are filed with or incorporated by reference as part of this report.

         (b) No Reports on Form 8-K were filed by us during the fourth quarter of the fiscal year ended March 31, 2000.

         (c) The following exhibits, which are furnished with this Annual Report or incorporated herein by reference, are filed as a part of this Annual Report.

EXHIBIT
NUMBER                           EXHIBIT DESCRIPTION
------                           -------------------

2.1 Agreement for Sale of Assets by and between ITV Communications, Inc. and Netmatics, Inc., dated January 11, 1996, and Promissory Note and Security Agreement dated January 16, 1996(1)
2.2 Agreement of Merger between AVIC Group International, Inc., a Colorado corporation, with and into AVIC Group International, Inc., a Delaware corporation dated July 10, 1996(4)
2.3 Agreement and Plan of Merger by and between Terremark Holdings, Inc. and AmTec, Inc., dated as of November 24, 1999, as amended by that certain Amendment to Agreement and Plan of Merger, dated as of
         February 11, 2000(7)
3.1 Amendments to Certificate of Incorporation of the Company dated June 7, 1996 and June 10, 1996 (5)
3.2      Restated Certificate of Incorporation of the Company (3)
3.3 Certificate of Ownership and Merger Merging China Telecommunications and Technologies, Inc. into the Company(6)
3.4 Certificate of Merger of Terremark Holdings, Inc. with and into AmTec, Inc. (8)
3.5      Restated Bylaws of the Company (8)
4.1 Certificate of Designations of Preferences of Series G Convertible Preferred Stock of the Company (8)
4.2      Specimen Common Stock Certificate (6)
10.1     1995 Stock Option Plan (2)
10.2     1996 Stock Option Plan (2)
10.3 Real Property lease between Lexreal Associates and the Company dated May 8, 1995 (2)
10.4 Form of Indemnification Agreement for directors and officers of the Company (4)
10.5     Form of Employment Agreement
10.6     Employment Agreement with Joseph R. Wright
21       Subsidiaries of the Company
27       Financial Data Schedule

---------------

(1) Previously filed as part of the Company's Current Report on Form 8-K dated January 19, 1996.
(2) Previously filed as part of the Company's Transition Report on Form 10-KSB for the transition period from October 1, 1994 to March 31, 1995.
(3) Previously filed as part of the Company's Current Report on Form 8-K dated March 6, 1997.
(4) Previously filed as part of the Company's Definitive Proxy Statement dated April 18, 1996.
(5) Previously filed as part of the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996.

(6) Previously filed as part of the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.
(7) Previously filed as part of the Company's Definitive Proxy Statement filed on March 24, 2000.
(8) Previously filed as part of the Company's Registration Statement on Form S-3 filed on May 15, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of June, 2000.

                                       Terremark Worldwide, Inc.


                                       By:  /s/ Manuel D. Medina
                                            -------------------------
                                            Manuel D. Medina,
                                            Chairman of the Board, President
                                            and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                          Title                                                  Date
---------                          -----                                                  ----
/s/ Manuel D. Medina           Chairman of the Board, President and                   June 29, 2000
-------------------------          Chief Executive Officer
Manuel D. Medina                 (principal executive officer)

/s/ Joseph R. Wright Jr.
-------------------------                  Director                                   June 29, 2000
Joseph R. Wright Jr.


-------------------------                  Director                                   June   , 2000
Joel A. Schleicher

/s/ Marvin S. Rosen
-------------------------                  Director                                   June 29, 2000
Marvin S. Rosen

/s/ Kenneth L. Starr
-------------------------                  Director                                   June 29, 2000
Kenneth L. Starr

/s/ Timothy Elwes
-------------------------                  Director                                   June 29, 2000
Timothy Elwes

/s/ Miguel J. Rosenfeld
-------------------------                  Director                                   June 29, 2000
Miguel J. Rosenfeld

/s/ Clifford J. Preminger
-------------------------                  Director                                   June 29, 2000
Clifford J. Preminger

/s/ Irving A. Padron, Jr.
-------------------------    Senior Vice President and Chief Financial Officer        June 29, 2000
Irving A. Padron, Jr.          (principal financial and accounting officer)


FINANCIAL STATEMENTS
TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                                                    PAGE
                                                                                                    ----
AMTEC, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS' REPORT                                                                          F-2

FINANCIAL STATEMENTS FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998:

   Consolidated Balance Sheets                                                                        F-3
   Consolidated Statements of Operations                                                              F-4
   Consolidated Statements of Stockholders' Equity (Deficit)                                       F-5 - F-6
   Consolidated Statements of Cash Flows                                                           F-7 - F-9
   Notes to Consolidated Financial Statements                                                     F-10 - F-25

HEBEI UNITED TELECOMMUNICATIONS EQUIPMENT CO., LTD.

INDEPENDENT AUDITORS' REPORT                                                                         F-26

FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
 FOR THE PERIOD FROM APRIL 29, 1997, (DATE OF ESTABLISHMENT) TO
 DECEMBER 31, 1997

   Balance Sheets                                                                                    F-27
   Statements of Operations                                                                          F-28
   Statements of Investors' Equity                                                                   F-29
   Statements of Cash Flows                                                                          F-30
   Notes to Financial Statements                                                                  F-31 - F-36

HEBEI UNITED TELECOMMUNICATIONS ENGINEERING CO., LTD.

INDEPENDENT AUDITORS' REPORT                                                                         F-37

FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

   Balance Sheets                                                                                    F-38
   Statements of Operations                                                                          F-39
   Statements of Investors' Equity (Deficit)                                                         F-40
   Statements of Cash Flows                                                                          F-41
   Notes to Financial Statements                                                                  F-42 - F-49

     INDEPENDENT AUDITORS' REPORT

     To the Board of Directors and Stockholders of AmTec, Inc.
     New York, New York

     We have audited the accompanying consolidated balance sheets of AmTec, Inc. and subsidiaries (the "Company") as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 12 to the consolidated financial statements, on April 28, 2000, the Company merged with Terremark Holdings, Inc. and changed its name to Terremark Worldwide, Inc.

     DELOITTE & TOUCHE LLP

     New York, New York
     June 22, 2000

AMTEC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------


                                                                         MARCH 31, 2000     MARCH 31, 1999
                                                                         --------------     --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                               $  3,838,064       $  2,093,141
  Prepaid expenses and other current assets                                     62,264             38,805
                                                                          ------------       ------------
           Total current assets                                              3,900,328          2,131,946

  Investments in and advances to unconsolidated subsidiary                   1,828,209          2,496,480
  Investments in affiliate                                                     370,988                 --
  Property, plant and equipment, net                                            51,823             96,926
  Loans receivable                                                           1,215,602                 --
  Office lease deposit and other assets                                        122,558             55,733
                                                                          ------------       ------------
TOTAL ASSETS                                                              $  7,489,508       $  4,781,085
                                                                          ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

  Accounts payable                                                        $    402,228       $    439,195
  Accrued expenses                                                             739,136            528,548
  Loan payable                                                               1,125,000                 --
                                                                          ------------       ------------
TOTAL CURRENT LIABILITIES                                                    2,266,364            967,743
                                                                          ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  Preferred Stock: authorized 10,000,000 shares:
    Series E Convertible Preferred Stock: $.001 par value; 74 shares issued, 0 and 29.8 shares outstanding at March 31, 2000 and
    March 31, 1999, respectively                                                    --                  1
    Series G Convertible Preferred Stock: $.001 par value; 20
    shares issued and outstanding at March 31, 2000 and March 31,
    1999, respectively                                                               1                  1
  Common stock: $.001 par value, authorized 100,000,000 shares;
    38,232,000 and 30,736,721 issued and outstanding at March 31,
    2000 and March 31,1999, respectively                                        38,232             30,737
  Additional paid-in capital                                                43,281,315         36,947,244
  Accumulated deficit                                                      (38,570,829)       (33,646,491)
  Warrants                                                                     474,425            481,850
                                                                          ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                                                   5,223,144          3,813,342
                                                                          ------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                  $  7,489,508       $  4,781,085
                                                                          ============       ============




See notes to consolidated financial statements.

AMTEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                               YEAR ENDED MARCH 31,
                                                              --------------------------------------------------
                                                                  2000               1999                1998
                                                              ------------       ------------       ------------
REVENUES                                                      $         --       $         --       $         --
                                                              ------------       ------------       ------------

EXPENSES

  General and administrative                                     4,350,107          4,649,770          4,282,614
  Amortization of stock options granted to non-employees                --            459,374            459,374
                                                              ------------       ------------       ------------
LOSS FROM OPERATIONS                                            (4.350,107)        (5,109,144)        (4,741,988)
                                                              ------------       ------------       ------------

OTHER (EXPENSE) INCOME:
  Other - net                                                       93,917            (85,161)           (54,733)
                                                              ------------       ------------       ------------
           Total other expense                                      93,917            (85,161)           (54,733)
                                                              ------------       ------------       ------------

LOSS BEFORE EQUITY IN LOSSES OF
   UNCONSOLIDATED SUBSIDIARY AND AFFILIATE                      (4,256,190)        (5,194,305)        (4,796,721)

Equity income from (losses of) unconsolidated subsidiary           380,356           (385,139)          (606,647)
Equity in losses of affiliate                                     (698,242)                --                 --
                                                              ------------       ------------       ------------

NET LOSS
                                                                (4,574,076)        (5,579,444)        (5,403,368)

PREFERRED STOCK DIVIDENDS                                          350,262            672,457          1,398,686
                                                              ------------       ------------       ------------

LOSS APPLICABLE TO COMMON SHAREHOLDERS                        $ (4,924,338)      $ (6,251,901)      $ (6,802,054)
                                                              ============       ============       ============

BASIC AND DILUTED LOSS PER COMMON SHARE                       $      (0.15)      $      (0.23)      $      (0.23)
                                                              ============       ============       ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                      33,960,017         27,495,213         29,843,712
                                                              ============       ============       ============




See notes to consolidated financial statements.

AMTEC, INC. AND SUBSIDIARIES
YEARS ENDED MARCH 31, 2000, 1999 AND 1998
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------


                                                                                    Series A                   Series C
                                                  Common Stock                  Preferred Stock             Preferred Stock
                                           -----------------------------       ------------------      ------------------------
                                              Shares            Amount         Shares    Amount         Shares       Amount
                                           -----------        ----------       ------   ---------      --------    ------------

BALANCE, March 31, 1997                       31,257,921    $     31,258       1,524,178  $  1,524          --    $         --

Advance to joint venture partner                      --              --              --        --          --              --
Allocation of non-refundable deposit
  from former affiliate                               --              --              --        --          --              --
Buyback of Series C preferred stock                   --              --              --        --         (31)             --
Cancellation of common stock                 (12,727,909)        (12,728)             --        --          --              --
Cancellation of Series A preferred                    --              --      (1,524,178)   (1,524)         --              --
Cancellation of Warrants                              --              --              --        --          --              --
Common shares issued for directors fees           40,000              40              --        --          --              --
Common shares issued for services                 23,233              23              --        --          --              --
Common stock investment agreement - net
  of cancellation                              1,019,465           1,019              --        --          --              --
Conversion of Series C shares to common
  stock                                        4,507,639           4,508              --        --        (219)             (1)
Conversion of Series D shares to common
  stock                                        2,236,507           2,237              --        --          --              --
Conversion of Series E shares to common
  stock                                          106,646             107              --        --          --              --
Cumulative foreign currency exchange loss             --              --              --        --          --              --
Deferred financing costs, net of
  amortization                                        --              --              --        --          --              --
Exercise of employee stock options                69,000              69              --        --          --              --
Issuance of Series C preferred stock                  --              --              --        --         250               1
Issuance of Series E preferred stock                  --              --              --        --          --              --
Net loss                                              --              --              --        --          --              --
Other                                                 --              --              --        --          --              --
Preferred stock dividends                             --              --              --        --          --              --
Stock options issued to third party                   --              --              --        --          --              --
Tweedia loan cancellation                             --              --              --        --          --              --
                                            ------------    ------------    ------------ ---------  ----------    ------------

BALANCE, March 31, 1998                       26,532,502          26,533              --        --          --              --

Cancellation of common stocks investment
  agreement                                   (1,019,465)         (1,019)             --        --          --              --
Cancellation of shareholders loans and
  accrual interest                                    --              --              --        --          --              --
Cancellation of Stock options issued to
  third party                                         --              --              --        --          --              --
Cancellation of Warrants                              --              --              --        --          --              --
Common Shares buyback                           (330,800)           (331)             --        --          --              --
Conversion of Series E shares to common
  stock                                        5,554,484           5,554              --        --          --              --
Cumulative foreign currency exchange loss             --              --              --        --          --              --
Issuance of Series G preferred stock                  --              --              --        --          --              --
Issuance of Warrants                                  --              --              --        --          --              --
Net loss                                              --              --              --        --          --              --
Options issued for services rendered                  --              --              --        --          --              --
Preferred Shares buyback                              --              --              --        --          --              --
Preferred stock dividends                             --              --              --        --          --              --
                                            ------------    ------------    ------------ ---------  ----------    ------------

BALANCE, March 31, 1999                       30,736,721          30,737              --        --          --              --

Common shares as stocks awards                   180,000             180              --        --          --              --
Common  shares buyback                           (70,000)            (70)             --        --          --              --
Common shares issued for directors fees           20,000              20              --        --          --              --
Common shares issued for settlement of
  claim                                          210,525             211              --        --          --              --
Conversion of Series E shares to common
  stock                                        3,858,346           3,858              --        --          --              --
Exercise of stock options and warrants         3,296,408           3,296              --        --          --              --
Net loss                                              --              --              --        --          --              --
Preferred stock dividends                             --              --              --        --          --              --
                                            ------------    ------------    ------------ ---------  ----------    ------------

BALANCE, March 31, 2000                       38,232,000    $     38,232              --  $     --          --    $         --
                                            ============    ============    ============ =========  ==========    ============





                                                       SERIES D                        SERIES E                     SERIES G
                                                    PREFERRED STOCK                 PREFERRED STOCK               PREFERRED STOCK
                                               ---------------------           ---------------------           -------------------
                                               SHARES       AMOUNT             SHARES       AMOUNT             SHARES      AMOUNT
                                               -------     ---------           -------     ---------           -------     -------

BALANCE, March 31, 1997                           150    $          1              --    $         --              --   $      --

Advance to joint venture partner                   --              --              --              --              --          --
Allocation of non-refundable deposit
  from former affiliate                            --              --              --              --              --          --
Buyback of Series C preferred stock                --              --              --              --              --          --
Cancellation of common stock                       --              --              --              --              --          --
Cancellation of Series A preferred                 --              --              --              --              --          --
Cancellation of Warrants                           --              --              --              --              --          --
Common shares issued for directors fees            --              --              --              --              --          --
Common shares issued for services                  --              --              --              --              --          --
Common stock investment agreement - net
  of cancellation                                  --              --              --              --              --          --
Conversion of Series C shares to common
  stock                                            --              --              --              --              --          --
Conversion of Series D shares to common
  stock                                          (150)             (1)             --              --              --          --
Conversion of Series E shares to common
  stock                                            --              --              (1)             --              --          --
Cumulative foreign currency exchange loss          --              --              --              --              --          --
Deferred financing costs, net of
  amortization                                     --              --              --              --              --          --
Exercise of employee stock options                 --              --              --              --              --          --
Issuance of Series C preferred stock               --              --              --              --              --          --
Issuance of Series E preferred stock               --              --              74               1              --          --
Net loss                                           --              --              --              --              --          --
Other                                              --              --              --              --              --          --
Preferred stock dividends                          --              --              --              --              --          --
Stock options issued to third party                --              --              --              --              --          --
Tweedia loan cancellation                          --              --              --              --              --          --
                                         ------------    ------------    ------------    ------------    ------------   ---------

BALANCE, March 31, 1998                            --              --              73               1              --          --

Cancellation of common stocks investment
  agreement                                        --              --              --              --              --          --
Cancellation of shareholders loans and
  accrual interest                                 --              --              --              --              --          --
Cancellation of Stock options issued to
  third party                                      --              --              --              --              --          --
Cancellation of Warrants                           --              --              --              --              --          --
Common Shares buyback                              --              --              --              --              --          --
Conversion of Series E shares to common
  stock                                            --              --             (40)             --              --          --
Cumulative foreign currency exchange loss          --              --              --              --              --          --
Issuance of Series G preferred stock               --              --              --              --              20           1
Issuance of Warrants                               --              --              --              --              --          --
Net loss                                           --              --              --              --              --          --
Options issued for services rendered               --              --              --              --              --          --
Preferred Shares buyback                           --              --              (3)             --              --          --
Preferred stock dividends                          --              --              --              --              --          --
                                         ------------    ------------    ------------    ------------    ------------   ---------

BALANCE, March 31, 1999                            --              --              30               1              20           1

Common shares as stocks awards                     --              --              --              --              --          --
Common  shares buyback                             --              --              --              --              --          --
Common shares issued for directors fees            --              --              --              --              --          --
Common shares issued for settlement of
  claim                                            --              --              --              --              --          --
Conversion of Series E shares to common
  stock                                            --              --             (30)             (1)             --          --
Exercise of stock options and warrants             --              --              --              --              --          --
Net loss                                           --              --              --              --              --          --
Preferred stock dividends                          --              --              --              --              --          --
                                         ------------    ------------    ------------    ------------    ------------   ---------

BALANCE, March 31, 2000                            --    $         --              --    $         --              20   $       1
                                         ============    ============    ============    ============    ============   =========






See notes to financial statements

AMTEC, INC. AND SUBSIDIARIES
YEARS ENDED MARCH 31, 2000, 1999 AND 1998
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)  CONTINUED
--------------------------------------------------------------------------------

                                                       ADDITIONAL                      EQUIPMENT       DEFERRED
                                                        PAID-IN       ACCUMULATED      PURCHASE         OPTION
                                         WARRANTS       CAPITAL         DEFICIT         DEPOSIT          COSTS          TOTAL
                                        -----------   -----------    -------------- -------------- ----------------- -------------

BALANCE, March 31, 1997                  $  479,500   $ 25,200,877    $(20,592,536)   $ (4,572,536)   $         --    $    548,088
Advance to joint venture partner                 --       (540,000)             --              --              --        (540,000)
Allocation of non-refundable deposit
  from former affiliate                          --        850,000              --              --              --         850,000
Buyback of Series C preferred stock              --       (406,100)             --              --              --        (406,100)
Cancellation of common stock                     --         12,728              --              --              --              --
Cancellation of Series A preferred               --     (4,571,012)             --       4,572,536              --              --
Cancellation of Warrants                   (147,000)            --              --              --              --        (147,000)
Common shares issued for directors fees          --         84,960              --              --              --          85,000
Common shares issued for services
  rendered                                       --         66,934              --              --              --          66,958
Common stock investment agreement - net
  of cancellation                                --         (1,019)             --              --              --              --
Conversion of Series C shares to common
  stock                                          --         (4,508)             --              --              --              --
Conversion of Series D shares to common
  stock                                          --        129,673              --              --              --         131,909
Conversion of Series E shares to common
  stock                                          --           (107)             --              --              --              --
Cumulative foreign currency exchange loss        --          1,844              --              --              --           1,844
Deferred financing costs, net of
  amortization                              161,450       (229,415)             --              --              --         (67,965)
Exercise of employee stock options               --         34,681              --              --              --          34,750
Issuance of Series C preferred stock             --      2,499,999              --              --              --       2,500,000
Issuance of Series E preferred stock             --      6,759,000              --              --              --       6,759,001
Net loss                                         --             --      (5,403,368)             --              --      (5,403,368)
Other                                            --           (580)             --              --              --            (580)
Preferred stock dividends                        --      1,398,686      (1,398,686)             --              --              --
Stock options issued to third party              --      1,837,500              --              --      (1,378,125)        459,375
Tweedia loan cancellation                        --         25,000              --              --              --          25,000
                                         ----------   ------------    ------------    ------------    ------------    ------------

BALANCE, March 31, 1998                     493,950     33,149,142     (27,394,590)             --      (1,378,125)      4,896,911

Cancellation of common stocks investment
  agreement                                      --          1,019              --              --              --              --
Cancellation of shareholders loans and
  accrual interest                               --      2,359,621              --              --              --       2,359,621
Cancellation of Stock options issued to
  third party                                    --       (918,751)             --              --       1,378,125         459,374
Cancellation of Warrants                   (222,500)       222,500              --              --              --              --
Common Shares buyback                            --       (383,052)             --              --              --        (383,383)
Conversion of Series E shares to common
  stock                                          --        138,821              --              --              --         144,375
Cumulative foreign currency exchange loss        --           (613)             --              --              --            (613)
Issuance of Series G preferred stock             --      2,000,000              --              --              --       2,000,001
Issuance of Warrants                        210,400       (210,400)             --              --              --              --
Net loss                                         --             --      (5,579,444)             --              --      (5,579,444)
Options issued for services rendered             --         16,500              --              --              --          16,500
Preferred Shares buyback                         --       (100,000)             --              --              --        (100,000)
Preferred stock dividends                        --        672,457        (672,457)             --              --              --
                                         ----------   ------------    ------------    ------------    ------------    ------------

BALANCE, March 31, 1999                     481,850     36,947,244     (33,646,491)             --              --       3,813,342

Common shares as stocks awards                   --        157,320              --              --              --         157,500
Common shares buyback                            --        (88,563)             --              --              --         (88,633)
Common shares issued for directors fees          --         24,980              --              --              --          25,000
Common shares issued for settlement of
  claim                                          --        249,789              --              --              --         250,000
Conversion of Series E shares to common
  stock                                          --         (3,857)             --              --              --              --
Exercise of stock options and warrants       (7,425)     5,644,140              --              --              --       5,640,011
Net loss                                         --             --      (4,574,076)             --              --      (4,574,076)
Preferred stock dividends                        --        350,262        (350,262)             --              --              --
                                         ----------   ------------    ------------    ------------    ------------    ------------
BALANCE, March 31, 2000                  $  474,425   $ 43,281,315    $(38,570,829)   $         --    $         --    $  5,223,144
                                         ==========   ============    ============    ============    ============    ============

See notes to financial statements

AMTEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                               YEAR ENDED MARCH 31,
                                                                    -----------------------------------------
                                                                       2000            1999           1998
                                                                    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $(4,574,076)   $(5,579,444)   $(5,403,368)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Amortization of deferred option cost                                     --        459,375        459,375
    Depreciation                                                         45,111         55,250         43,432
    Provision for impairment of investment                              356,347
    Loss from abandoned assets                                               --             --         87,441
    (Loss)Gain from sale of assets                                         (508)           137             --
    Issuance of common stock in connection with Series E buyback
      transaction                                                            --        144,375             --
    Issuance of common stock and options for directors' fees and
      professional services rendered                                     25,000         16,500        151,957
    Equity in losses (income from) of unconsolidated subsidiary        (380,356)       385,139        606,647
    Equity in losses of affiliated company                              698,242             --             --
    (Increase) decrease in:
      Accounts receivable                                                    --        114,661       (114,661)
      Prepaid expenses and other current assets                         (23,459)        69,277         63,839
      Advances to unconsolidated subsidiary                             192,280
      Office lease deposit and other assets                             (66,825)        56,867         (1,100)
    Increase (decrease) in:
      Accounts payable and accrued expenses                             581,115        540,917        293,027
      Loans payable - stockholders                                           --             --       (111,000)
                                                                    -----------    -----------    -----------
           Net cash used in operating activities                     (3,147,129)    (3,736,946)    (3,924,411)
                                                                    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in Netmatics                                                  --             --        (87,441)
    Purchase of property and equipment                                       --        (13,427)       (29,212)
    Investment in unconsolidated subsidiary                          (1,069,230)            --       (276,000)
    Loan receivable                                                  (1,215,602)            --             --
    Proceeds from sale of assets                                            500            250             --
                                                                    -----------    -----------    -----------
           Net cash used in investing activities                     (2,284,332)       (13,177)      (392,653)
                                                                    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Warrants issued for services rendered                                     --             --       (215,546)
   Buyback common stock                                                 (88,633)      (383,383)            --
   Buyback Series E convertible preferred stock                              --       (100,000)            --
   Loans payable to stockholders                                             --             --         25,000
   Loans payable to Terremark                                         1,125,000             --             --
   Repayment from(advance to) unconsolidated subsidiary                 500,000      2,191,985     (3,724,000)
   Proceeds from sale of common stock                                        --             --        166,659
   Proceeds from sale of Series C convertible preferred stock                --             --      2,093,900
   Proceeds from sale of Series E convertible preferred stock                --             --      6,759,000
   Proceeds from sale of Series G convertible preferred stock                --      2,000,000             --
   Exercise of options and warrants                                   5,640,017             --             --
                                                                    -----------    -----------    -----------
             Net cash provided by financing activities                7,176,384      3,708,602      5,105,013
                                                                    -----------    -----------    -----------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                 1,744,923        (41,521)       787,949
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          2,093,141      2,134,662      1,346,713
                                                                    -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                              $ 3,838,064    $ 2,093,141    $ 2,134,662
                                                                    ===========    ===========    ===========

See notes to consolidated financial statements.

AMTEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED MARCH 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


1.    SUPPLEMENTAL CASH INFORMATION:

      No interest or income taxes were paid during fiscal 2000, 1999 and 1998.

2.    NONCASH FINANCING ACTIVITIES:

      FISCAL 2000

      29.8 shares of Series E Convertible Preferred Stock were converted into 3,858,346 shares of Common Stock.

      A total of 180,000 shares of Common Stock were issued to certain officers of the Company as stock awards pursuant to their employment agreements, and a total of 20,000 shares of its Common Stock were issued to certain of its directors as compensation.

      On June 18, 1999, the Company and Jacqueline B. Brandwynne reached a settlement in principle of the legal proceedings filed against the Company on April 15, 1996. In September 1999, the Company gave Ms. Brandwynne and her attorney a total of 210,525 shares of Common Stock with a value of $250,000 pursuant to the settlement agreement.

      FISCAL 1999

      Shareholder loans payable of $1,452,553 and related accrued interest of $907,068 were cancelled and credited to Additional Paid-In Capital.

      The Company paid a dividend in-kind of $210,400 as part of the issuance of Series G Preferred Stock.

      40.4 shares of Series E Convertible Preferred Stock were converted into 5,554,424 shares of common stock.

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

      FISCAL 1998

      150 shares of Series D Convertible Preferred Stock were converted into 2,236,507 shares of common stock.

AMTEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED MARCH 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


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

      See notes to consolidated financial statements.

AMTEC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


1.    DESCRIPTION OF BUSINESS

      AmTec, Inc., ("the Company") through its majority-owned subsidiary in the People's Republic of China ("PRC") provides value-added telecommunications services in the Far East and was involved in providing financing and assistance in building telecommunications networks for third parties in the PRC. Additionally, the Company through its 50% joint venture, IP.Com, provides value-added telecommunication services, including telephony and data, to Asia.

      During fiscal 1998 the Company organized two wholly-owned subsidiaries, one a Bermuda company and the other a British Virgin Island company. There was no activity in either company during the years ended March 31, 2000, 1999 and 1998.

      As discussed in Note 12, on April 28, 2000, the Company acquired Terremark Holdings, Inc. ("Terremark") in a transaction expected to be accounted for as a reverse acquisition in which the Company is the legal acquirer and Terremark is the accounting acquirer. The Company changed its name to Terremark Worldwide, Inc on April 28, 2000.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

      EQUITY METHOD OF ACCOUNTING - The Company accounts for its subsidiary Hebei United Telecommunications Equipment Co., Ltd. and subsidiary ("Hebei Equipment") (a limited life Sino-foreign joint venture) using the equity method of accounting, as minority shareholders of Hebei Equipment have substantive participating rights under the joint venture contract. The Company reports its investment in Hebei Equipment under the caption, "Investment in and advances to unconsolidated subsidiary". Under the equity method, the investment is carried at cost of acquisition, plus the Company's equity in undistributed earnings or losses since acquisition. Equity in the losses of the unconsolidated subsidiary is recognized according to the Company's percentage ownership in the unconsolidated subsidiary until the Company's contributed capital has been fully depleted. Reserves are provided where management determines that the investment or equity in earnings is not realizable. The Company has used its ownership percentage of 70% for purposes of calculating the share of earnings of its unconsolidated subsidiary, Hebei Equipment. Hebei Equipment owns 51% of Hebei United Telecommunications Engineering Company, Ltd. ("Hebei Engineering"). Hebei Equipment also accounts for its investment in Hebei Engineering by using the equity method of accounting as minority shareholders of Hebei Engineering have substantive participating rights under the joint venture contract. The summary financial information of Hebei Equipment and Hebei Engineering are included in Note 3 to the financial statements.

      The Company owns 50% of IP.Com, LLC and accounts for its investment using the equity method of accounting. The summary financial information of IP.Com, LLC are included in Note 4 to the financial statements. The Company reports its investment in IP.Com, LLC under the caption "Investment in affiliate".

      DIFFERENCE IN YEAR END - The Company's share of equity in losses of Hebei Equipment included in the consolidated financial statements are as of and for the years ended December 31, 1999, 1998 and 1997, Hebei Equipment's year-end. Since inception the Company has had a March 31 year-end. The Company maintained this year-end even though its subsidiaries have a calendar year-end so that delays in receiving information from China would not cause problems for the Company in meeting its reporting deadlines. However, the Company does monitor events in the lag period and, where appropriate, would disclose the occurrence of any significant event during such lag period. All companies established under PRC law are required to have a December 31 fiscal year-end date. Hebei Equipment and Hebei Engineering are equity joint venture companies established under PRC law.

      MANAGEMENT ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

      RECLASSIFICATION - Certain amounts in the prior years financial statements have been reclassified to conform with the current year presentations.

      CASH AND CASH EQUIVALENTS - For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

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

      LONG-LIVED ASSETS - The Company evaluates long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. When such events occur, the Company measures impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss. The impairment loss, if determined, would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company determined that, as of March 31, 2000 and 1999, there had been no impairment in the carrying value of the long-lived assets.

      INCOME TAXES - Deferred income taxes are provided for using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities. The tax consequences of those differences are classified as current or non-current based upon the classification of the related assets or liabilities in the financial statements. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of, the deferred tax assets will not be realized.

      DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, loan receivable, accounts payable, loan payable and accrued expenses approximates fair value because of the immediate short-term maturity of these financial instruments.

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

      SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION - SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments, in each case to the corresponding amounts in the general purpose financial statements. The Company adopted SFAS 131 during the fiscal year 1999 and since the Company only invests in telecommunication networks, no other reportable segments were reported in the financial statements.

      NEW ACCOUNTING STANDARD NOT YET ADOPTED - The Financial Accounting Standards Board has issued SFAS No. 133, "Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after July 1, 1999. Management has not yet completed the analysis of the impact this will have on the financial statements of the Company.

3.    INVESTMENT IN AND ADVANCE TO UNCONSOLIDATED SUBSIDIARY

      The Company conducts its operations in the PRC through a Sino Foreign Joint Venture ("SFJV"). The Company invested $2.1 million and holds a 70% interest in Hebei United Telecommunications Equipment Company Limited ("Hebei Equipment"), a SFJV with a wholly-owned subsidiary of the Electronics Industry Department of Hebei Province. Hebei Equipment, in turn, held a 51% interest in Hebei United Telecommunications Engineering Company Limited ("Hebei Engineering"), a joint venture with NTT International ("NTTI") and Itochu Corp. Both the Company's investments in the joint venture were accounted for by the equity method of accounting because minority shareholders of Hebei Equipment and Hebei Engineering have substantive participating rights under the provision of the Joint Venture contracts.

      The following summarizes the total equity investment by the Company in Hebei Equipment as of March 31, 2000 and 1999:

                                                                   2000            1999
                                                                -----------    -----------
      Investment in unconsolidated subsidiary                   $ 2,100,000    $ 2,100,000
      Less: Accumulative share of equity losses                    (753,179)    (1,133,535)
            Valuation allowance for investment                     (356,347)            --
                                                                -----------    -----------
                                                                    990,474        966,465
      Add: Accumulative advances to unconsolidated subsidiary       837,735      1,530,015
                                                                -----------    -----------
      Investment in and advanced to unconsolidated subsidiary   $ 1,828,209    $ 2,496,480
                                                                ===========    ===========


      Hebei Equipment held a 51% interest in Hebei Engineering, which was involved in developing GSM networks in the ten largest cities in Hebei Province, PRC for China United Communications Company ("Unicom"). Since the fall of 1998, the government of the PRC has taken a number of actions that have changed the legal environment in which the Company operates in China, including the requirement that Unicom terminate or revise its agreements with foreign invested companies. Consequently, Unicom terminated Hebei Engineering's cash flow sharing and technical services agreement. With the termination of that agreement, Hebei Engineering was liquidated in December 1999 and the Company's joint venture interests in six cellular networks in Hebei Province have been transferred to Unicom. As a result of the termination of the agreement, Hebei Engineering did not record any network revenue for the year ended December 31, 1999. As of January 24, 2000, Hebei Equipment received approximately $817,000 as a result of the liquidation of Hebei Engineering. While Hebei Engineering's operation had been terminated, Hebei Equipment has tried to negotiate to continue an ongoing participation in these networks. Hebei Equipment is also engaged in the development of Internet Protocol related businesses. The Company is currently pursuing the liquidation of Hebei Equipment.

      The following summarized the major activities of Hebei Equipment and Hebei Engineering prior to its liquidation:

A.    HEBEI ENGINEERING'S INVESTMENT IN GSM NETWORKS

      Hebei Engineering had borrowed approximately $33,560,000 to purchase equipment which was contributed to Unicom to construct the GSM networks in Hebei Province and had received the right to receive future cash flow. The GSM networks were being built pursuant to a 15-year Project Cooperation Contract. Terms of the Project Cooperation contract included the following:

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

      Each year, Hebei Engineering would transfer ownership of assets to Unicom equal in value to the Distributable Cash Flow received up to 60% of the assets in any one year. The maximum amount of assets transferred could not exceed 90% of the assets until termination of the Project Cooperation Contract.

      Upon the termination of the contract the remaining 10% of the network assets would be assigned to Unicom without any further consideration.

      Hebei Engineering would receive 78% of the Distributable Cash Flow after transfer of all the assets for the remainder of the 15-year period.

      Under PRC law, foreign investment entities, such as Hebei Engineering, are not permitted to own or operate telecommunications networks. Substantially all of the Hebei Engineering's revenues were derived from contractual arrangements for the sharing of cash flow from network operations rather than from ownership or operation of the networks. Hebei Engineering had recorded its investment (GSM Construction Costs) as a right to receive future cash flow at cost and amortized its cost of these rights based upon the greater of the amount computed using (a) the ratio that current gross revenues from the GSM networks to the total of current and anticipated future gross revenues from the GSM networks or (b) the straight-line method over 15 years which was the remaining estimated economic life of the GSM networks at the inception of this investment.

      Income from the GSM Networks was recognized at the time when Hebei Engineering could estimate or calculate the portion of its Distributable Cash Flow from the Networks. Unicom commenced operation of the GSM Networks in February 1997.

      B. SUMMARY FINANCIAL INFORMATION FOR THE UNCONSOLIDATED SUBSIDIARY

      The following tables represent summary financial information of the Company's subsidiary, Hebei Equipment, and its indirect subsidiary, Hebei Engineering, as of and for the years ended December 31, 1999 and 1998:

                                         HEBEI               HEBEI
                                       EQUIPMENT           EQUIPMENT
                                         1999                1998
                                      -----------         -----------
      Revenues                        $        --         $        --
                                      ===========         ===========
      Net (loss) income               $   543,365         $  (548,806)
                                      ===========         ===========

      Current assets                  $ 1,819,490         $ 2,698,980
      Non-current assets                  852,644              46,904
                                      -----------         -----------
      Total assets                    $ 2,672,134         $ 2,745,884
                                      ===========         ===========
      Current liabilities             $   910,797         $ 1,530,994
      Non-current liabilities                  --                  --
                                      -----------         -----------
      Total liabilities               $   910,797         $ 1,530,994
                                      ===========         ===========

                                          HEBEI                HEBEI
                                        EQUIPMENT            EQUIPMENT
                                           1999                1998
                                        ---------            ---------

      Revenues                        $         --         $    781,745
                                      ============         ============
      Net (loss) income               $  2,286,824         $ (1,729,431)
                                      ============         ============

      Current assets                  $  1,606,065         $  3,755,416
      Non-current assets                        --           29,605,048
                                      ------------         ------------
      Total assets                    $  1,606,065         $ 33,360,464
                                      ============         ============

      Current liabilities             $         --         $  5,385,717
      Non-current liabilities                   --           28,653,783
                                      ------------         ------------
      Total liabilities               $         --         $ 34,039,500
                                      ============         ============

4.    INVESTMENT IN AFFILIATE

      On April 28, 1999, the Company formed a joint venture, IP.Com, with Fusion Telecommunications International, Inc. ("Fusion"), a private facilities-based, multinational long-distance company. Fusion's current service offerings include voice and data, switched and dedicated, domestic and international long-distance and domestic and international prepaid calling cards, provided through a network of owned and leased facilities, leased lines and resale agreements.

      The joint venture provides value-added telecommunication services, including telephony and data, to Asia. Utilizing the Company's established presence in China and Fusion's telecommunications franchise, the companies plan to expand the service offerings of the joint venture to include a fully integrated Internet protocol based network to provide voice and fax services.

      The following table represents summary financial information of the Company's investment in IP.Com for the year ended March 31, 2000:

      Revenues                   $ 2,353,400
                                 ===========
      Net loss                   $(1,396,484)
                                 ===========
      Current assets             $   299,782
      Non-current assets           1,216,551
                                 -----------
      Total assets               $ 1,516,333
                                 ===========
      Current liabilities          $ 608,851
      Non-current liabilities        154,169
                                 -----------
      Total liabilities            $ 763,020
                                 ===========

      The Company owns 50% of IP.Com and accounts for its investment using the equity method of accounting. IP.Com began it's operations in September 1999 and the Company's share of its equity loss was $698,242 for the year ended March 31, 2000.

5.    LOAN RECEIVABLE

      During May 1999, the Company formed a three-way alliance with Fusion and IXS.NET, a private IP fax service provider, to develop IP fax services to Asia. IXS.NET purchases network and transmission services from established carriers at discounted prices and resells the services to its customers. As of March 31, 2000, the Company advanced $750,000 to IXS.NET. The loan receivable represents a convertible debt investment made by the Company in IXS.NET. The loan bears a bank reference interest rate plus 4% (13% as of March 31, 2000) payable upon defaults. The Company and Fusion have made an equal convertible debt investment into IXS.NET and the Company has an option to acquire up to 50% of IXS.NET.

      On March 7, 2000, the Company entered into a Services and Loan Agreement with Telecom Routing Exchange Developers, Inc.,("T-REX"), the wholly-owned subsidiary of Terremark. T-REX's business is to provide operational support and development expertise in exchange for fees and a minority interest in profits to entities involved in acquiring, developing, renovating, managing and operating real property used as telecommunications routing exchange facilities. The Company agreed to provide certain support and consulting services for T-REX and to provide a working capital loan in the aggregate amount of $300,000. During the year ended March 31, 2000, the Company charged T-REX a $15,602 service fee and loaned them $300,000 for working capital. The loan bears 10% interest per annum.

      On January 24, 2000, the Company agreed to lend up to $150,000 to a subsidiary of Fusion, Fusion Asia, LLC, under a note which is convertible into 50% of the equity of Fusion Asia. As of March 31, 2000, the Company advanced $150,000 to Fusion Asia.

6.       PROPERTY AND EQUIPMENT

      Property and equipment consists of the following as of March 31, 2000 and 1999:

                                                 2000              1999
                                                --------         --------

      Furniture, fixtures and equipment         $205,858         $208,277
      Leasehold improvements                      18,009           18,009
      Computer software                           15,385           15,385
                                                --------         --------
                                                 239,252          241,671
      Less accumulated depreciation              187,429          144,745
                                                --------         --------
                                                $ 51,823         $ 96,926
                                                ========         ========

      Depreciation expense for fiscal years ended March 31, 2000, 1999 and 1998 was $45,111, $55,250 and $43,432 respectively.

7.    COMMITMENTS AND CONTINGENCIES

      LEASES - The Company leases a facility for its corporate and operations offices under a lease agreement which expires in fiscal year 2001. Minimum annual rental commitments under this lease for the year ending March 31, 2001 is $55,733.

      Rent expense for fiscal years ended March 31, 2000, 1999 and 1998 was $236,867, $356,357 and $337,763 respectively.

      EMPLOYMENT AGREEMENTS - As of March 31, 2000, the Company has entered into employment agreements with two officers expiring through January 2001 with aggregate annual salaries of $400,000. Those agreements were replaced with new employment agreements as of April 28, 2000, as a result of the merger with Terremark (see Note 12).

      LITIGATION - A first amended complaint, dated April 15, 1996, was filed against the Company, ITV, and other parties, including certain of the Company's officers, directors and principal stockholders, by Jacqueline Brandwynne, a stockholder of the Company. The complaint, filed in the Superior Court of California, County of Los Angeles, alleges fraud, misrepresentation and breach of contract with respect to the sale of 666,667 shares of ITV stock for $1,000,000 prior to the completion of the Reorganization Agreement between the Company and ITV (the "Reorganization Agreement") in February 1995, in connection with which the shares of ITV were exchanged on a two for one basis for shares of the Company. The complaint seeks rescission of the transaction and damages of no less than $1,000,000. The complaint also alleges a claim in connection with an alleged oral employment agreement for 125,000 options to purchase shares of the Company's Common Stock at an exercise price of $0.35 per share and the right to purchase additional shares of Common Stock at $1.00 per share, plus other benefits, including a salary of no less than $130,000.

      On June 18, 1999, the Company and Jacqueline B. Brandwynne reached a settlement in principle of the legal proceedings. In September 1999, the Company agreed to pay Ms. Brandwynne and her attorney, a total of 210,525 in the Company's Common Stock valued at $250,000 pursuant to the settlement agreement.

      During 1998, the Company entered into an agreement to acquire an investment in a cable television network venture located in Hunan Province, PRC, from United International Holdings or UIH. The Company terminated the agreement because, among other reasons, it believes the closing had not occurred by December 31, 1999 through no fault of the Company. On December 30, 1999, UIH had indicated that it was ready to close the agreement. Should UIH seek judicial relief to require the Company to close, its superior financial resources could limit the Company's ability to defend management of the Company. The Company believes that it had clear rights to terminate the agreement. However, any unfavorable outcome resulting from this termination could have a material effect on the financial statements.

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

      Chinese laws and regulations have prohibited foreign investors and foreign invested enterprises from owning or operating telecommunication networks in China. Since the fall of 1998, the Chinese government has taken a number of actions which have changed the legal environment in which the Company is operating in China, such as:

      o  preparing a new telecommunications law not yet issued; and
      o  seeking admission to the World Trade Organization.

      The result of these actions is difficult to predict since negotiations with relevant parties are ongoing and political uncertainties exist in China. Among other possibilities:

      o the Company may be unable to convert returns of or on its investment it receives, if any, to U.S. currency or repatriate funds from China;
      o the new telecommunications law may facilitate entry into telecommunications businesses in China by national and international entities and increase competition; and
      o WTO accession will require China to abide by certain rules which assures foreign investors minimum direct ownership percentages in licensed telecommunications operators and may foster competition from Chinese or foreign telecommunications operators or investors.

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

8.    STOCKHOLDERS' EQUITY

      CANCELLATION OF LOANS PAYABLE TO SHAREHOLDERS - In fiscal 1999, loans payable and accrued interest in the amount of $2,359,621 were cancelled and credited to Additional Paid-In Capital account.

      CANCELLATION OF CERTAIN SHARES OF COMMON STOCK - On December 8, 1997, the Company reduced its outstanding common stock and credited its Additional Paid-in Capital $12,728 as a result of canceling 12,727,909 shares of its common stock and 318,182 options to purchase its common stock issued to Tweedia International, Ltd. The cancellation was based on a determination that the full purchase price for the shares was never paid. The 12,727,909 canceled shares represented approximately thirty-eight percent of the total number of the Company's common shares outstanding prior to the cancellation of such shares.

      REPURCHASE OF COMMON STOCK - On September 14, 1998 the Company announced its intention to purchase up to $1 million of its Common Stock on the open market. As of March 31, 1999, the Company had purchased 330,800 shares under this program for a total cost of approximately $383,383. During fiscal 2000, the Company purchased additional 70,000 shares for a total cost of approximately $88,633. All the common stock repurchased were cancelled as of March 31, 2000.

      SALE OF COMMON STOCK - During fiscal 1998, 69,000 common shares were issued in connection with the exercise of certain employee stock options. Proceeds from this issuance aggregated $34,750. The Company did not sell any common shares during fiscal 1999. During fiscal 2000, 3,296,408 common shares were issued in connection with the exercise of certain employee stock options and stock warrants. Proceeds from this issuance aggregated $5,640,017.

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

      SERIES C CONVERTIBLE PREFERRED STOCK - In June 1997, the Company completed a $2,500,000 offering of its Series C Convertible Preferred Stock ("Series C Preferred"). The offering consisted of 250 shares of Series C Preferred at $10,000 per share and entitled the holder to cumulative dividends at an annual rate of 8% per annum per share. The dividends were payable quarterly in shares of Common Stock or, in cash in connection with any payment pursuant to a Conversion Default at the election of the Company's board of directors. Such Series C shares were converted at conversion rates equal to the lowest trading price of the Company's common stock during the 30 business days immediately preceding each conversion date. During fiscal 1998, 219 outstanding Series C shares were converted into 4,507,639 common shares. In addition, the Company repurchased for consideration of $406,100 and retired 31 Series C shares. In connection with the discount for the above conversion, the Company credited Additional Paid-in Capital $260,784 and charged preferred dividends in an equal amount.

      SERIES D CONVERTIBLE PREFERRED STOCK - In March 1997, the Company completed a $1,500,000 offering of its Series D Convertible Preferred Stock ("Series D Preferred"). The offering consisted of 150 shares of Series D Preferred at $10,000 per share and warrants to purchase common stock of the Company. The holder was entitled to cumulative dividends at the annual rate of 8% per annum per share, payable quarterly in shares of Common Stock or, in cash in connection with any payment pursuant to a Conversion Default at the election of the Company's board of directors. During fiscal 1998, the Series D Preferred was converted into common stock of the Company at a conversion rate equal to the lowest trading price of the Company's common stock during the 30 days preceding each conversion date. In addition, the Series D Preferred shareholders converted their warrants into common stock at prices aggregating $131,909. Such Series D Preferred and warrants conversions aggregated 2,236,507 shares. In connection with the discount for the above conversion, the Company credited Additional Paid-in Capital $48,677 and charged preferred dividends in an equal amount.

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

      On November 10, 1998, 38.5 shares of the Company's Series E Preferred were acquired from an investment fund by the Company and investors known to the Company. As a result of this transaction, the Company bought back 3.08 shares of its Series E Preferred for $100,000. All of the Series E Preferred repurchased by the Company, which have 53,655 warrants attached, were retired and cancelled on January 20, 1999. 35.42 of the Series E Preferred bought by other investors were converted to Common Stocks on November 11, 1998. In connection to the conversion, the investors entered into a non-binding agreement to hold the converted Common Stock for a specified period of time. An additional 141,680 shares of Common Stock was issued to the investors with respect to the agreement and $144,375 was charged to expense in the statement of operations.

      The Company registered 13,832,792 shares of common stock on January 16, 1998, to cover the common stock issuable to the Series E Holders upon conversion of their Series E shares and exercise of their warrants. As of March 31, 2000, all 70.92 shares (74 shares net of 3.08 shares bought back by the Company) of the Series E Preferred Stock were converted into 9,519,416 shares of the Company's common stock.

      SERIES G CONVERTIBLE PREFERRED STOCK - In March 1999, the Company completed a $2,000,000 offering of its Series G Convertible Preferred Stock ("Series G Preferred"). The offering consisted of 20 shares of Series G Preferred at $100,000 per share and Warrants to purchase Common Stock of the Company. Each Warrant entitled the holder to purchase one share of Common Stock at a fixed exercise price of $1.25 per share. The Company allocated $210,400 for the Warrants issued using the Black-Scholes valuation model. The value allocated to the Series G Preferred was

      $1,789,600. In connection with the discount on the Series G Preferred, the Company credited $210,400 to Additional Paid-in Capital and charged preferred dividends for an equal amount.

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

      None of the Series G Preferred was converted into common stock up to March 31, 2000.

      STOCK WARRANTS -During fiscal 1998, the Company issued Warrants to purchase 326,171 shares of the Company's Common Stock to the Placement Agent as fees for services in connection with the placement of the Series E Preferred described above. These Warrants have an exercise price of $2.475 per share and expire on October 22, 2002. The Company has assigned a value of $161,450 to these Warrants.

      During fiscal 1998, the Company rescinded an agreement it entered into in July 1996 with an investment banking firm in which such firm was to act as a financial advisor to the Company. As part of this rescission the Company canceled Warrants to purchase 200,000 shares of the Company's common stock. Professional fees and Warrants were reduced by $147,000 to reflect this cancellation.

      In connection with a financial services agreement which was cancelled during fiscal 1999, the Company issued 600,000 Warrants to an investment banking firm, 300,000 of which vested at the time the agreement was entered into and 300,000 which were to vest when such firm had raised a minimum of $10 million. During fiscal 1997, with respect to the vested 300,000 Warrants, the Company recorded $222,500 in professional fees which management determined to be the fair value of the Warrants. The Warrants were not exercised and were subsequently cancelled during fiscal 1999. The value of such Warrants was credited to Additional Paid-In Capital upon cancellation.

      During fiscal 1999, the Company issued 600,000 Warrants to purchase the Company's Common Stock at a fixed exercise price of $1.25 per share. The Warrants were issued in connection with the Company's issuance of Series G Preferred (see Series G Convertible Preferred Stock above).

      During fiscal 2000, the Company received $3,067,908 from the exercise of Warrants to purchase 1,009,533 shares of Common Stock of the Company.

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

      STOCK OPTIONS - The Company has adopted two stock option plans which were The Company, Inc. 1995 Stock Plan and The Company, Inc. 1996 Stock Option Plan. Under those plans, incentive and nonqualified options and stock appreciation rights may be granted to employees, officers, directors, and consultants of the Company. There are 12,500,000 shares of common stock reserved for issuance under these plans. The exercise price of the options are determined by the board of directors, but in the case of an incentive stock option, the exercise price may not be less than 100% of the fair market value on the date of grant. Options vest over periods not to exceed ten years.

      A summary of the status of all of the Company's stock options issued as of March 31, 2000, 1999 and 1998 and changes during the years then ended is presented below:

                                          MARCH 31, 2000              MARCH 31, 1999              MARCH 31, 1998
                                   ----------------------------  ---------------------------  -------------------------
                                                      WEIGHTED                     WEIGHTED                   WEIGHTED
                                                      AVERAGE                      AVERAGE                    AVERAGE
                                                      EXERCISE                     EXERCISE                   EXERCISE
                                       NUMBER          PRICE         NUMBER         PRICE         NUMBER       PRICE
                                       ------          -----         ------         -----         ------       -----

      Outstanding at beginning
        of year                       9,987,602    $     1.43     12,460,102   $        1.42     7,905,000    $   1.40
      Granted                           413,500          1.38        527,500            1.14     4,624,102        2.55
      Exercised                      (2,286,875)         1.12             --              --       (69,000)       0.35
      Expired                          (265,727)         1.27             --              --           --
      Cancelled                              --                   (3,000,000)           3.06           --
                                      ---------                   ----------                     ---------
      Outstanding at end of year      7,848,500    $     1.53      9,987,602   $        1.43    12,460,102    $   1.42
                                      =========    ==========     ==========   =============     =========    ========

      Options exercisable at
        end of year                   7,650,250    $     1.54      9,111,994   $        1.46     7,671,102    $   1.28
                                      =========    ==========     ==========   =============     =========    ========

      Weighted average fair value
        of options granted during
        the year                    $      1.03              $          0.19                   $      0.53
                                      =========                   ==========                     =========

      The above options include options granted to the Hebei Provincial Government during fiscal 1998 to acquire 3,000,000 shares of the Company's common stock at a price of $3.0625 per share. These options, which vest 25% every six months from the date of grant, were cancelled during fiscal 1999. In connection with granting these options, $1,837,500 was recorded as a charge to Deferred Option Cost and a corresponding credit was made to Additional Paid-in Capital. During the quarter ended December 31, 1998, the Company cancelled these options granted. Deferred Option Cost of $918,751 was amortized through the cancellation date of these options. The unamortized Deferred Option Cost up to the date of cancellation was charged to Additional Paid-in Capital.

      The Company followed the guidelines under SFAS No. 123 to determine the fair value of options at the date of grant. The value was determined using an adjusted Black-Scholes option pricing model. The Black-Scholes model is generally accepted as appropriate primarily for short-term, exchange-traded options. As of March 31, 1999, the Company's management had determined that the longer term options it has issued did not have the liquidity of an exchange traded option and where the underlying common stock was not highly liquid (as is the case with the Company's Common Stock), the Black-Scholes formula needs to be adjusted, especially in reference to the volatility measurement used. The Company's stock was thinly traded, averaging around 100,000 shares per day, and cannot be considered highly liquid. For the purpose of valuing the Company's options, which could have up to a ten year life, the following assumptions were used, where the volatility measurement was based on management's expectations and judgement:

         Risk-free rate             4.69 - 5.64%
         Volatility                 20-23%
         Expected Life              3 - 5 years
         Expected Dividends         0%

      As of March 31, 2000, the Company determined the fair value of options at the date of grant using a Black-Scholes option pricing model. The Company abandoned the adjustments made to the model in fiscal 1998 and 1999 as trading volume of the Company's common stocks improved. For the purpose of valuing the Company's options, which can have up to a ten-year life, the following assumptions were used:

         Risk-free rate             5.27 - 6.4%
         Volatility                 80-105%
         Expected Life              5 years
         Expected Dividends         0%

      The following table summarizes information about options outstanding at March 31, 2000:

                                             AVERAGE                     NUMBER
      RANGE OF           NUMBER             REMAINING      AVERAGE     EXERCISABLE          AVERAGE
      EXERCISE         OUTSTANDING        CONTRACTUAL      EXERCISE      OPTIONS            EXERCISE
       PRICES           AT 3/31/00        LIFE (YEARS)      PRICE       AT 3/31/00            PRICE
      ---------        -----------        ------------     --------    -----------          --------
      $0.35-0.50         3,525,000             5.12          0.350     3,525,000             0.350
       0.51-1.00           225,000             8.65          0.867       125,000             0.861
       1.01-1.50         1,043,500             7.29          1.359       945,250             1.370
       1.51-2.00            25,000             8.70          1.819        25,000             1.819
       2.01-3.00         3,017,500             6.01          2.998     3,017,500             2.998
       3.01-4.00            12,500            10.00          4.000        12,500             4.000
                         ---------                                     ---------
                         7,848,500                                     7,650,250
                         =========                                     =========


      The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related Interpretations in accounting for its employee options. Accordingly, no compensation cost has been recognized with respect to such awards. Had compensation cost for the Company's stock option plans been determined consistent with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net earnings and earnings per share would have approximated the pro forma amounts indicated below:

                                                       Year ended March 31,
                                                 ---------------------------------
                                                       2000              1999
                                                 --------------     --------------
      Net loss applicable to common shares -
        as reported                              $  (4,924,338)     $  (6,251,901)
                                                 =============      =============
      Net loss - pro forma                       $  (5,312,517)     $  (6,812,194)
                                                 =============      =============
      Loss per common share - as reported        $       (0.15)     $       (0.23)
                                                 =============      =============
      Loss per common share - pro forma          $       (0.16)     $       (0.25)
                                                 =============      =============


9.    LOAN PAYABLE

      During the quarter ended December 31, 1999, Terremark agreed to provide the Company with collateralized bridge financing up to $1.5 million, to meet the Company's short-term capital requirements and working capital needs. The bridge loan bears 10% annual interest and will become immediately due and payable if the merger agreement (see Note 12) is not approved by the Company's stockholders. Additionally, if the merger does not close by July 1, 2000, the Company is obligated to repay, if any, the outstanding balance on the bridge loan. As of March 31, 2000, the Company has obtained approximately $1,125,000 under this facility. The Company has collateralized the bridge financing by pledging all of its tangible and intangible assets to secure the bridge loan. The loan was fully repaid in April 2000.

10.   INCOME TAXES

      As of March 31, 2000, the Company has federal net operating loss carry forwards of approximately $12,900,000 through 2020. In considering previous years stock issuance and the merger with Terremark (see Note
      12) using these losses to offset future profits may be subject to limitation under Section 382 of the Internal Revenue Code if it is determined that an ownership change has occurred in connection with the stock issuance and the merger.

      Significant components of the Company's deferred assets and tax liabilities for federal income taxes consist of the following:

                                                            YEAR ENDED MARCH 31,
                                                      ------------------------------
                                                           2000               1999
                                                      ------------      ------------
      Deferred tax assets:
        Net operating loss carried forwards           $  5,964,942      $  4,125,593
        Start-up and other costs                         6,623,557         6,623,557
        Research credit                                    266,000           266,000
        Other                                              164,401                --
                                                      ------------      ------------
      Total deferred tax assets                         13,018,900        11,015,150

      Valuation allowance for deferred tax assets      (13,018,900)      (11,015,150)
                                                      ------------      ------------
      Net deferred tax assets                         $         --      $         --
                                                      ============      ============



      A valuation allowance has been provided equal to the amount of the deferred tax assets, as management of the company does not believe that it is more likely than not that the deferred tax assets will be realized. The net change in the valuation allowance for the years ended March 31, 2000 and 1999 was an increase of $2,003,750 and $1,326,887, respectively.

11.   UNCOMPLETED TRANSACTIONS

      During fiscal 1999, the Company signed an agreement with a subsidiary of Global TeleSystems, Inc. ("GTS"), under which that subsidiary of GTS would acquire approximately 5.9 million shares of the Company's common stock and the Company would acquire GTS's 75% interest in a Shanghai-based joint venture. This joint venture hold the rights to a majority share of the cash flow generated by Shanghai VSAT Network Systems (SVC), the premier satellite-based telecommunications network operator in China. The Company has terminated the agreement because, among other reasons, necessary governmental approvals were not granted. GTS has agreed to the termination.

      During fiscal 1999, the Company entered into an agreement to acquire an investment in a cable television network venture located in Hunan province, PRC, from United International Holdings ("UIH"). The Company has terminated the agreement because, among other reasons, believes the closing had not occurred by December 31, 1999 through no fault of the Company. The Company believes that it had clear rights to terminate the agreement.

12.   SUBSEQUENT EVENTS

      On November 24, 1999, the Company signed a definitive merger agreement with Terremark, a privately held, full service real estate and development company based in Miami, Florida. Terremark has been engaged in the development, construction, sale, leasing, management and financing of various real estate projects since 1982. Terremark has provided these services to private and institutional investors, as well as for its own account. The real estate projects with which Terremark has been involved have included retail, high rise office complexes, mixed-use projects, condominiums, condominium hotels, and governmental assisted housing. Terremark is also involved in a number of ancillary businesses which complement its core development operations. Specifically, Terremark engages in brokering financial services, property management, construction, construction management, condominium hotel management, residential sales and commercial leasing and brokerage, and advisory services.

      Pursuant to the merger agreement, Terremark will merge with and into AmTec with AmTec as the surviving company. Under the terms of the proposed transaction, the Company will acquire all existing Terremark's net assets, including real estate, development projects, management and construction contracts and brokerage operations. Concurrent with the signing of the merger agreement, the Company entered into a stock purchase agreement with Vistagreen Holdings (Bahamas), Ltd., a Bahamian international business company, Moraine Investments, Inc., a British Virgin Islands company and Paradise Stream (Bahamas) Limited, a Bahamian international business company. These parties with whom the Company has entered into the stock purchase agreement will be collectively referred to as Vistagreen. Under the stock purchase agreement, the Company will sell to Vistagreen 68,520,236 shares of outstanding shares of common stock of the combined company, representing 35% of the outstanding common stock of the combined company on a fully diluted basis, after giving effect to the merger. Both the merger and stock purchase transactions are subject to satisfaction of certain conditions and approval from the Company's shareholders.

      On April 28, 2000, after approval by AmTec's shareholders, AmTec completed its merger with Terremark. Pursuant to this merger, the Company changed its name from AmTec, Inc. to Terremark Worldwide, Inc. The Company intends to account for the merger as a reverse acquisition.

      The reverse acquisition will be accounted for as a purchase business combination in which Terremark is the accounting acquirer and the Company is the legal acquirer. As a result of the reverse acquisition, the financial statements on a prospective basis will be that of the accounting acquirer (Terremark), while the net assets of the legal acquirer (the Company) will be revalued and the purchase price will be allocated to the assets acquired and liabilities assumed.

      On May 31, 2000, the Company acquired Telecom Routing Exchange Developers, also known as "T-Rex Developers," a facilities provider to the telecommunications industry. T-Rex Developers develops new facilities and converts existing properties for use as telecommunications routing exchanges. Telecommunications routing exchanges are facilities used by telecommunications companies to house their switches and provide leasable space for internet service providers, content providers, co-location companies and other similar tenants. T-Rex Developers is the exclusive real estate service provider for Telecom Partners, an entity in which the founders of T-Rex Developers have an interest. Telecom Partners presently owns four properties, one located in each of Boca Raton, Florida, Cleveland, Ohio, Hartford, Connecticut, and Miami, Florida.

      On May 9, 2000, the Company announced that it had reached agreement to acquire Post Shell Technology Contractors, Inc. The Company expects to close this transaction in June 2000. Post Shell Technology Contractors is a 17 year old Miami company which has performed general contracting services for complex construction projects, including telecommunications facilities.

      INDEPENDENT AUDITORS' REPORT



      TO THE BOARD OF DIRECTORS OF
      HEBEI UNITED TELECOMMUNICATIONS EQUIPMENT CO., LTD.

      We have audited the accompanying balance sheets of Hebei United Telecommunications Equipment Co., Ltd. as of December 31, 1999 and 1998 and the related statements of operations, investors' equity and cash flows for the years ended December 31, 1999, 1998 and the period from April 29, 1997 (date of establishment) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such financial statements present fairly, in all material respects, the financial position of Hebei United Telecommunications Equipment Co., Ltd. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and the period from April 29, 1997 (date of establishment) to December 31, 1997 in conformity with accounting principles generally accepted in the United States of America.

      Deloitte Touche Tohmatsu
      Beijing, People's Republic of China
      May 26, 2000

HEBEI UNITED TELECOMMUNICATIONS EQUIPMENT CO., LTD.
BALANCE SHEETS
DECEMBER 31, 1999 AND 1998


                                                                 December 31,
                                                  -------------------------------------------
                                                         1999                    1998
                                                  --------------------     ------------------
                                                          RMB                     RMB
      ASSETS

      Current Assets:
                       Cash and cash equivalents          12,823,655           16,232,535
                       Other receivables                   2,239,904            6,169,000
                                                         -----------          -----------
                      Total current assets                15,063,559           22,401,535

      Property and equipment, net                            340,334              389,305

      Investment in a Joint Venture                        6,718,705                   --
                                                         -----------          -----------
      Total Assets                                        22,122,598           22,790,840
                                                         ===========          ===========


      LIABILITIES AND
           INVESTORS' EQUITY

      Current Liabilities:
                       Amount due to an investor           7,446,402           12,656,909
                       Other payables                         94,084               50,340
                                                         -----------          -----------
                   Total current liabilities               7,540,486           12,707,249
                                                         -----------          -----------
      Total Liabilities                                    7,540,486           12,707,249
                                                         -----------          -----------

      Investors' equity:
                       Capital contribution               24,923,218           24,923,218
                       Accumulated deficit               (10,341,106)         (14,839,627)
                                                         -----------          -----------
                      Total Investors' equity             14,582,112           10,083,591
                                                         -----------          -----------
      Total Liabilities and Investors' Equity             22,122,598           22,790,840
                                                         ===========          ===========


      See notes to financial statements

HEBEI UNITED TELECOMMUNICATIONS EQUIPMENT CO., LTD.
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND THE PERIOD APRIL 29, 1997 (DATE OF ESTABLISHMENT) TO DECEMBER 31, 1997

                                                                                                     APRIL 29, 1997
                                                                                                        (DATE OF
                                                           YEAR ENDED           YEAR ENDED          ESTABLISHMENT) TO
                                                          DECEMBER 31,         DECEMBER 31,            DECEMBER 31,
                                                              1999                 1998                    1997
                                                        -----------------    -----------------    ---------------------
                                                              RMB                  RMB                    RMB
      General and administrative expenses                    (2,643,904)         (1,508,326)            (758,658)

      Other (expense) income:
            Operation set up expense                                 --                  --           (2,000,000)
            Equity in income (loss) of Joint Venture          6,718,705          (4,383,750)          (8,347,533)
            Exchange loss                                            --                  --              (24,680)
            Interest income                                     423,720           1,336,978              846,342
                                                             ----------          ----------          -----------
      Net income (loss)                                       4,498,521          (4,555,098)         (10,284,529)
                                                             ==========          ==========          ===========


See notes to financial statements

HEBEI UNITED TELECOMMUNICATIONS EQUIPMENT CO., LTD.
STATEMENTS OF INVESTORS' EQUITY
DECEMBER 31, 1999, 1998 AND 1997

                                          CAPITAL               ACCUMULATED
                                        CONTRIBUTION              DEFICIT                 TOTAL
                                      -----------------      ------------------   ----------------------
                                            RMB                     RMB                    RMB
      Capital contribution                  24,923,218                     --              24,923,218

      Net loss                                      --            (10,284,529)            (10,284,529)
                                            ----------            -----------             -----------

      Balance, December 31, 1997            24,923,218            (10,284,529)             14,638,689

      Net loss                                      --             (4,555,098)             (4,555,098)
                                            ----------            -----------             -----------

      Balance, December 31, 1998            24,923,218            (14,839,627)             10,083,591

      Net income                                    --              4,498,521               4,498,521
                                            ----------            -----------             -----------

      Balance, December 31, 1999            24,923,218            (10,341,106)             14,582,112
                                            ==========            ===========             ===========


See notes to financial statements

HEBEI UNITED TELECOMMUNICATIONS EQUIPMENT CO., LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND THE PERIOD APRIL 29, 1997 (DATE OF ESTABLISHMENT) TO DECEMBER 31, 1997

                                                                                                       APRIL 29, 1997
                                                                                                          (DATE OF
                                                                   YEAR ENDED         YEAR ENDED      ESTABLISHMENT) TO
                                                                  DECEMBER 31,       DECEMBER 31,        DECEMBER 31,
                                                                      1999               1998                1997
                                                                -----------------   ---------------- --------------------
      Cash flows from operating activities:
          Net income (loss)                                          4,498,521           (4,555,098)         (10,284,529)
          Adjustments to reconcile net income to net cash
             provided by operating activities:
          Depreciation                                                  97,171               95,981               37,928
          Loss on disposal of equipment                                     --               10,944                   --
          Equity in (income) loss of a joint venture                (6,718,705)           4,383,750            8,347,533
          Changes in assets and liabilities:
            Other receivables                                        3,929,096           (5,066,247)          (1,102,753)
            Amount due to an investor                               (5,210,507)         (18,151,722)          30,808,631
            Other payables                                              43,744               17,415               32,925
                                                                   -----------          -----------          -----------
      Net cash (used) provided by operating activities              (3,360,680)         (23,264,977)          27,839,735
                                                                   -----------          -----------          -----------
      Cash flows from investing activities:
          Additions of property and equipment                          (48,200)              (2,800)            (531,358)
                                                                   -----------          -----------          -----------
      Cash used in investing activities                                (48,200)              (2,800)            (531,358)
                                                                   -----------          -----------          -----------
      Cash flow from financing activities:
          Capital contribution                                              --                   --           12,191,935
                                                                   -----------          -----------          -----------
      Cash provided by financing activities                                 --                   --           12,191,935
                                                                   -----------          -----------          -----------
      Net (decrease) increase in cash and cash equivalents          (3,408,880)         (23,267,777)          39,500,312
      Cash and cash equivalents, beginning of period                16,232,535           39,500,312                   --
                                                                   -----------          -----------          -----------
      Cash and cash equivalents, end of period                      12,823,655           16,232,535           39,500,312
                                                                   ===========          ===========          ===========

Supplemental disclosures of cash flow information:

Non-cash transactions:

During the period ended December 31, 1997, DEVELOPMENT CO. and CATCH contributed their interest in a Joint Venture valued at RMB12,731,283 into the Company as capital contribution.




See notes to financial statements

HEBEI UNITED TELECOMMUNICATIONS EQUIPMENT CO., LTD.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 1999, 1998 AND THE PERIOD APRIL 29, 1997 (DATE OF ESTABLISHMENT) TO DECEMBER 31, 1997

1.    ORGANIZATION

      Hebei United Telecommunications Equipment Co., Ltd. ("the Company") was established on April 29, 1997 as a limited liability joint venture company in the People's Republic of China ("PRC"). The period of operation is twenty years. The registered capital of the Company was US$3 million, of which 60.8% (US$ 1.824 million) was contributed by AmTec, Inc. (formerly known as AVIC Group International, Inc.), 9.2% (US$276,000) by CATCH Telecommunication Co., Ltd. (the "CATCH") and 30% (US$900,000) by Hebei United Telecommunications Development Co., Ltd. (the "DEVELOPMENT CO.") . On November 7, 1997, CATCH agreed to transfer its interest in the Company to AmTec, Inc. Subsequent to the transfer (which occurred on November 30, 1997), AmTec, Inc. owns 70% (US$2.1 million) and DEVELOPMENT CO. owns 30% (US$900,000) of the Company's registered capital. The Company's major activity to date is an investment in a Chinese joint venture which was mainly engaged in the development and construction of telecommunication systems, and providing related technical consulting and repair services. The Chinese joint venture was in the process of dissolution as of December 31, 1999 and the Company received the final distribution on dissolution of the Chinese joint venture on January 19, 2000.

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

      INVESTMENT IN JOINT VENTURE - The Company had owned 51% interest in Hebei United Telecommunications Engineering Company, Ltd. ("Hebei Engineering") up to January 20, 2000 Hebei Engineering was dissolved. The Company accounts for its investment using the equity method of accounting as the minority shareholders of Hebei Engineering have substantive participating rights under the joint venture contract. Under the equity method, the investment is carried at cost of acquisition, plus the Company's equity in undistributed earnings or losses since acquisition. Equity in the losses of the unconsolidated subsidiary is recognized according to the Company's percentage ownership in the unconsolidated subsidiary until the Company's contributed capital has been fully depleted. The Company's investment in Hebei Engineering has been fully offset by its share of losses up to December 31, 1998. Hebei Engineering was dissolved on January 20, 2000 and the Company received approximately RMB6.7 million final distribution on January 19, 2000.

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

      SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION - SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments, in each case to the corresponding amounts in the general purpose financial statements. The Company adopted SFAS 131 during the year and since the Company only invested in the Hebei Engineering, no other reportable segments were reported in the financial statements.

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

      USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosures of contingent assets and liabilities in the financial statements and recorded amounts of revenue and expenses during the period. Actual results could differ from these estimates.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of cash and cash equivalents, other receivables, other payables, and amount due to an investor approximate fair value because of the short maturity of these instruments.

      NEW ACCOUNTING STANDARD NOT YET ADOPTED - The Financial Accounting Standards Board has issued a new standard SFAS No. 133, "Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after July 1, 1999. Management has not yet completed the analysis of the impact this would have on the financial statements of the Company and has not yet adopted this standard.

4.    OPERATION SET UP EXPENSE

      Amount represents payment to CATCH for services provided in connection with the formation of the Company.

5.    INCOME TAX

      The statutory income tax rate of the Company is 33%. There is no provision for the income taxes during the years ended December 31, 1999 and 1998 and the period from April 29, 1997 (date of establishment) to December 31, 1997 as the Company has no assessable profits during the relevant periods.

      Deferred tax assets of RMB1,260,872, RMB695,754 and RMB639,209 existed as at the end of 1999, 1998 and 1997 respectively, arising from temporary differences. A valuation allowance has been made for the full amount of the deferred tax assets since it is considered more likely than not that all of the deferred assets will not be realized.

      Deferred tax assets are composed of the following:

                                  December 31, 1999        December 31, 1998
                                  -------------------     --------------------

      Operation set up expense            686,400               660,000
      Organization expenses               563,648                20,948
      Exchange gain/loss                    8,009                 8,144
      Other                                 2,815                 6,662
      Valuation allowance              (1,260,872)             (695,754)
                                       ----------              --------
                                               --                    --
                                       ==========              ========

6.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                     DECEMBER 31,
                                              ----------------------------
                                                 1999              1998
                                              ----------        ----------
                                                 RMB               RMB

      At cost:
      Furniture, fixtures and equipment          225,358         222,358
      Motor vehicles                             342,600         297,400
                                                 -------         -------
                                                 567,958         519,758
      Less: Accumulated depreciation             227,624         130,453
                                                 -------         -------
                                                 340,334         389,305
                                                 =======         =======
      All assets are located in the PRC

7.    INVESTMENT IN A JOINT VENTURE

      The Company holds a 51% interest in Hebei Engineering, which is developing GSM networks in the ten largest cities in Hebei Province, PRC. Nippon Telegraph and Telephone International, Inc. ("NTT") and Itochu Corporation hold the remaining 49% interest in Hebei Engineering.

      The Company's investments in the joint venture was accounted for by the equity method of accounting because minority shareholders of Hebei Engineering have substantive participating rights under the provision of the Joint Venture contracts. (See Note 3).

                                                        DECEMBER 31,
                                                ------------------------------
                                                   1999                1998
                                                ----------         ------------
                                                   RMB                 RMB

      Cost                                      12,731,283           12,731,283
      Less: Accumulative share of losses        (6,012,578)         (12,731,283)
                                               -----------          -----------
                                                 6,718,705                   --
                                               ===========          ===========


      Hebei Engineering was a Sino-foreign equity joint venture established on January 31, 1996 in the PRC. The period of operation was 25 years. The registered capital of Hebei Engineering is US$ 3 million and was mainly engaged in the development and construction of telecommunication systems, and providing related technical consulting services. Hebei Engineering was in the process of dissolution as of December 31, 1999 and Unicom had terminated Hebei Engineering's cash flow sharing and technical services agreement. As a result of the termination of the agreement, Hebei Engineering did not record any networks revenue during the year ended December 31, 1999. The Company received a distribution of approximately RMB 6.7 million on January 19, 2000.

      Summarized balance sheets of Hebei Engineering as of December 31, 1999 and 1998 and summarized statements of operations for the years ended December 31, 1999 and 1998 and for the period April 29, 1997 (date of establishment) to December 31, 1997 are as follows:


        BALANCE SHEET
                                                                       DECEMBER 31,
                                                         -------------------------------------
                                                              1999                 1998
                                                         ---------------     -----------------
                                                              RMB                      RMB
      ASSETS

      Current Assets:                                      13,296,613            31,169,950

      Other assets                                                 --             5,336,274

      Investment in GSM network                                    --           240,385,622
                                                          -----------          ------------
      Total Assets                                         13,296,613           276,891,846
                                                          ===========          ============

      LIABILITIES AND INVESTORS' EQUITY (DEFICIT)

      Current liabilities                                          --            44,701,454

      Long-term Liabilities:                                       --           237,826,398
                                                          -----------          ------------
      Total Liabilities                                            --           282,527,852
                                                          -----------          ------------
      Investors' equity (deficit):                         13,296,613            (5,636,006)
                                                          -----------          ------------
      Total Liabilities and Investors' Equity              13,296,613           276,891,846
                                                          ===========          ============

      STATEMENT OF OPERATIONS

                                                           YEAR ENDED             YEAR ENDED
                                                       DECEMBER 31, 1999       DECEMBER 31, 1998
                                                       -----------------       -----------------
                                                              RMB                      RMB

      Net revenue from GSM network                                 --             6,488,482

      Total expenses                                      (13,704,002)          (22,726,394)
                                                          -----------          ------------

      Net loss from operations                            (13,704,002)          (16,237,912)

      Gain on sale of GSM networks                         51,254,175                    --

      Total other income (loss) net                       (18,617,554)            1,883,636
                                                          -----------          ------------

      Net income (loss)                                    18,932,619           (14,354,276)
                                                          ===========          ============


8.    AMOUNT DUE TO AN INVESTOR

      Amount due to an investor represents funds advanced to the Company by AmTec, Inc. These amounts are interest free and payable on demand.

9.    CAPITAL CONTRIBUTION

                                               DECEMBER 31, 1999 AND 1998
                                           ---------------------------------
                                              OWNERSHIP             RMB

        Capital contributed by:

        DEVELOPMENT CO.                              30%           7,480,150
        AmTec Inc.                                   70%          17,443,068
                                           --------------    ---------------
                                                    100%          24,923,218
                                           =============     ===============

10.   COMMITMENTS

      The Company leases certain buildings under operating leases, which expire through 2000. Rental expense under these operating leases was RMB17,640 in 1999, RMB100,128 in 1998 and RMB62,580 in 1997.

      The aggregate minimum operating lease commitments under all non-cancellable leases at December 31, 1999, require payment of RMB51,400 in 2000.

11.   RETIREMENT BENEFITS

      The Company's employees are entitled to a retirement pension calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to these retired staff. The Company is required to make contributions to the state retirement plan at rates ranging from 18% to 20% of the adjusted monthly basic salaries of the current employees. The expense of such arrangements to the Company was insignificant for the periods presented. The Company is not obligated under any other post-retirement plans and post-employment benefits are not significant.

    INDEPENDENT AUDITORS' REPORT



    TO THE BOARD OF DIRECTORS OF
    HEBEI UNITED TELECOMMUNICATIONS ENGINEERING CO., LTD.

    We have audited the accompanying balance sheets of Hebei United Telecommunications Engineering Co., Ltd. as of December 31, 1999 and 1998 and the related statements of operations, investors' equity (deficit) and cashflows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such financial statements present fairly, in all material respects, the financial position of Hebei United Telecommunications Engineering Co., Ltd. as of December 31, 1999 and 1998, the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with accounting principles generally accepted in the United States of America.

    Deloitte Touche Tohmatsu
    Beijing, People's Republic of China
    May 26, 2000

HEBEI UNITED TELECOMMUNICATIONS ENGINEERING CO., LTD.
BALANCE SHEETS
DECEMBER 31, 1999 AND 1998


                                                            DECEMBER 31, 1999      DECEMBER 31, 1998
                                                           -------------------    -------------------
      ASSETS

      Current Assets:
               Cash and cash equivalents                          13,296,613            23,869,946
               Accounts receivable                                        --             6,829,981
               Other receivables                                          --               470,023
                                                                ------------          ------------
                      Total current assets                        13,296,613            31,169,950

      Property and equipment, net                                         --             5,273,129

      Deferred assets                                                     --                63,145

      Investment in GSM network, net                                      --           240,385,622
                                                                ------------          ------------
             Total Assets                                         13,296,613           276,891,846
                                                                ============          ============


      LIABILITIES AND INVESTORS' EQUITY

      Current Liabilities:
               Amount due to investors                                    --               844,392
               Other payables                                             --            10,675,770
               Accrued expenses                                           --                66,492
               Long term loans due within one year                        --            33,114,800
                                                                ------------          ------------
                   Total current liabilities                              --            44,701,454
                                                                ------------          ------------

      Long-term Liabilities:
               Long-term loans                                            --           230,313,434
               Other payables                                             --             7,512,964
                                                                ------------          ------------
                                                                          --           237,826,398
                                                                ------------          ------------
             Total Liabilities                                            --           282,527,852
                                                                ------------          ------------

      Investors' equity (deficit):
               Capital contribution                               24,963,300            24,963,300
               Capital reserve                                        (4,800)               (4,800)
               Accumulated deficit                               (11,661,887)          (30,594,506)
                                                                ------------          ------------
                      Total investors' equity (deficit)           13,296,613            (5,636,006)
                                                                ------------          ------------
      Total Liabilities and Investors' Equity (Deficit)           13,296,613           276,891,846
                                                                ============          ============


See notes to financial statements

HEBEI UNITED TELECOMMUNICATIONS ENGINEERING CO., LTD.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                             YEAR ENDED             YEAR ENDED             YEAR ENDED
                                                         DECEMBER 31, 1999       DECEMBER 31, 1998      DECEMBER 31, 1997
                                                         -------------------     ------------------    --------------------
      Net revenue from GSM network                                    --               6,488,482              1,706,499
                                                             -----------             -----------            -----------
      Expenses:
           General and administrative expenses                (2,018,590)             (2,694,259)            (2,222,446)
           Amortization of GSM network                       (11,685,412)            (20,032,135)           (18,125,794)
                                                             -----------             -----------            -----------
      Total expenses                                         (13,704,002)            (22,726,394)           (20,348,240)
                                                             -----------             -----------            -----------

      Net loss from operations                               (13,704,002)            (16,237,912)           (18,641,741)
                                                             -----------             -----------            -----------

      Other income (expenses):
           Rental income, net                                    153,428                 461,784                736,965
           Other income, net                                          --                      --                250,000
           Interest income                                     1,488,134               1,266,668              1,328,727
           Gain on sale of GSM network                        51,254,175                      --                     --
           Exchange gain (loss)                                 (161,595)                233,713                (41,663)
           Interest expense                                  (17,931,179)                (78,529)                    --
           Loss on disposal of equipment and other assets     (2,166,342)                     --                     --
                                                             -----------             -----------            -----------
      Total other income                                      32,636,621               1,883,636              2,274,029
                                                             -----------             -----------            -----------
      Net income (loss)                                       18,932,619             (14,354,276)           (16,367,712)
                                                             ===========             ===========            ===========


See notes to financial statements

HEBEI UNITED TELECOMMUNICATIONS ENGINEERING CO., LTD.
STATEMENTS OF INVESTORS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                ACCUMULATED
                                                                                (DEFICIT)
                                        CAPITAL           CAPITAL                RETAINED
                                      CONTRIBUTION        RESERVE                EARNINGS               TOTAL
                                    ----------------- ----------------       -----------------    -----------------
Balance, January 1, 1997               24,963,300         (4,800)                   127,482           25,085,982

Net loss                                       --             --                (16,367,712)         (16,367,712)
                                       ----------         ------                -----------          -----------

Balances, December 31, 1997            24,963,300         (4,800)               (16,240,230)           8,718,270

Net loss                                       --             --                (14,354,276)         (14,354,276)
                                       ----------         ------                -----------          -----------

Balances, December 31, 1998            24,963,300         (4,800)               (30,594,506)          (5,636,006)

Net income                                     --             --                 18,932,619           18,932,619
                                       ----------         ------                -----------          -----------

Balances, December 31, 1999            24,963,300         (4,800)               (11,661,887)         (13,296,613)
                                       ==========         ======                ===========          ===========


See notes to financial statements

HEBEI UNITED TELECOMMUNICATIONS ENGINEERING CO., LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                   YEAR ENDED         YEAR ENDED       YEAR ENDED
                                                                  DECEMBER 31,        DECEMBER 31,     DECEMBER 31,
                                                                     1999                1998             1997
                                                                 ------------       ------------       -----------
Cash flows from operating activities:
   Net income (loss)                                               18,932,619        (14,354,276)      (16,367,712)
   Adjustments  to reconcile  net income (loss) to net cash
     provided by operating activities:
   Bad debt                                                            55,500                 --                --
   Loss on disposal of equipment and other assets                   2,166,342              6,043             9,407
   Gain on disposal of GSM networks                               (51,254,175)                --                --
   Depreciation                                                       328,734            501,745           358,278
   Amortization of investment in GSM network                       11,685,412         20,032,135        18,125,794
   Changes in assets and liabilities:
     Accounts receivable                                            6,829,981         (6,829,981)               --
     Other receivables                                                414,523            484,325          (869,654)
     Other payables                                               (19,033,126)           364,203           369,218
     Accrued expenses                                                 (66,492)            13,772            28,160
                                                                 ------------       ------------       -----------
Net cash (used in)  provided by operating activities              (29,940,682)           217,966         1,653,491
                                                                 ------------       ------------       -----------
Cash flows from investing activities:
   Short-term investment                                                   --                 --           270,300
   Additions to property and equipment                                     --                 --        (3,113,736)
   Proceeds from disposal of equipment                              2,841,198              2,200                --
   Purchases of deferred assets                                            --             (5,900)           (8,500)
   Proceeds from disposal of GSM networks                         279,954,385                 --                --
   Investment in GSM network                                               --       (103,234,659)      (69,144,541)
                                                                 ------------       ------------       -----------
Net cash provided by (used in) investing activities               282,795,583       (103,238,359)      (71,996,477)
                                                                 ------------       ------------       -----------
Cash flow from financing activities:
   Loans borrowed                                                          --        107,211,434        66,238,400
   Repayment of loans                                            (263,428,234)        (9,600,000)               --
                                                                 ------------       ------------       -----------
Net cash (used in) provided by financing activities              (263,428,234)        97,611,434        66,238,400
                                                                 ------------       ------------       -----------
Net decrease in cash and cash equivalents                         (10,573,333)        (5,408,959)       (4,104,586)
Cash and cash equivalents, beginning of period                     23,869,946         29,278,905        33,383,491
                                                                 ------------       ------------       -----------
Cash and cash equivalents, end of period                           13,296,613         23,869,946        29,278,905
                                                                 ============       ============       ===========
Supplemental disclosures of cash flow information:
   Interest paid                                                   24,263,705         20,602,968         8,144,426
                                                                 ============       ============       ===========


See notes to financial statements

HEBEI UNITED TELECOMMUNICATIONS ENGINEERING CO., LTD.
NOTES TO FINANCIAL STATEMENTS

1.    GENERAL

      Hebei United Telecommunications Engineering Co., Ltd. ("the Company") was established on January 31, 1996 as a limited liability joint venture company in the People's Republic of China ("PRC"). The period of operation is 25 years. The registered capital of the Company is US$ 3 million, of which 51% (US$1.53 million) was contributed by Hebei United Telecommunications Equipment Co., Ltd.("EQUIPMENT CO."), and 49% (US$ 1.47 million) by NTT International Inc. ("NTT"). On October 18, 1996, NTT agreed to transfer 19.6% of the capital in the Company to Itochu Corporation ("ITOCHU") with effect from December 27, 1996. Subsequent to the transfer, EQUIPMENT CO. owned 51% (US$1.53 million), NTT owned 29.4% (US$882,000) and ITOCHU owned 19.6% (US$588,000) of the Company's registered capital. The Company was mainly engaged in developing and assisting in construction of telecommunication systems, and providing related technical consulting services.

      The Company had invested approximately RMB253 million in the construction of GSM telecommunications network (the "GSM network") in Hebei Province of the PRC. The GSM network was built pursuant to a 15-year Project Cooperation Contract with China United Communications Company ("UNICOM"), the operator of the GSM network. Terms of the contract include the following:

      Initially, UNICOM will own 30% of the assets while the Company will own 70% of the assets. Both parties agree to distribute the profit according to the "Distributable Cash Flow" (as defined) with 22% going to UNICOM and 78% going to the Company. Each year, the Company will transfer assets equal in value to the Distributable Cash Flow received up to 60% of the assets. The maximum amount of assets transferred will not exceed 90% of the assets until termination of Cooperation Contract. Upon the termination of the contract the remaining 10% of the network assets shall be assigned to UNICOM without any further consideration. The Company will continue to receive 78% of the Distributable Cash Flow after transfer of the assets for the remainder of the 15-year period.

      Under PRC law, foreign investment enterprises, such as the Company, are not permitted to own or operate telecommunications networks. Substantially all of the Company's revenues are derived from contractual arrangements for the sharing of cash flow from network operations rather than from ownership or operation of the network. The Company recorded its investment(GSM Construction Costs) at cost and amortized it over the remaining life of the project. Income from the GSM network is recognized at the time when the Company can estimate or calculate the portion of its Distributable Cash Flow from the network. UNICOM commenced operation of the GSM network in February 1997.

      On August 9, 1999, the Company and UNICOM entered into an agreement to terminate the Project Cooperation Contract. According to the agreement, the Company would transfer the GSM network to UNICOM and UNICOM would pay RMB287million to the Company as cost of transferring the GSM network, settlement of the Company's prior year revenue and compensation for terminating the cooperation. On August 18, 1999 the Company commenced a liquidation process which was completed on December 6, 1999. The final distribution to investors happened in January 2000 and the business license of the Company was formally cancelled on January 20, 2000.

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

      The principal adjustments made to conform to the statutory financial statements of the Company to US GAAP mainly included the following:

      o  Adjustment to write off organization expenses
      o  Adjustment to write off exchange loss and gain

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

       Land and buildings                                         20 years
       Furniture, fixtures and equipment                          5 years
       Motor vehicles                                             5 years

      LONG LIVED ASSETS - The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. When such events occur, the Company measures impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss. The impairment loss, if determined, would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the assets. The Company has liquidated all the assets as of December 31, 1999.

      INVESTMENT IN GSM NETWORKS - Investment in GSM network is stated at cost less amortization. The investment in GSM network is amortized on a straight-line basis over the remaining life of the project cooperation agreement between the Company and UNICOM. The investment in GSM telecommunication networks was sold to UNICOM pursuant to a termination agreement with UNICOM effected August 9, 1999. An amount of approximately RMB279 million was received by the Company as proceeds from the sale of the investment resulting in a gain of approximately RMB 52 million.

      CAPITALIZATION OF BORROWING COSTS - Borrowing costs directly attributable to the acquisition, construction or production of qualifying assets, i.e. assets that necessarily take a substantial period of time to get ready for their intended use or sale, are capitalized as part of the cost of those assets. Capitalization of such borrowing costs ceases when the assets are substantially ready for their intended use or sale. Investment income earned from the temporary investment of specific borrowings pending their expenditure on qualifying assets is deducted from borrowing costs capitalized.

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

      USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosures of contingent assets and liabilities in the financial statements and recorded amounts of revenue and expenses during the period. Actual results could differ from these estimates.

      COMPREHENSIVE INCOME - Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" establishes new rules for reporting and display of comprehensive income and its components. The Company has no items of other comprehensive income and the net loss reported in the statement of operations is equivalent to the total comprehensive loss.

      SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION - In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement requires the reporting of profit and loss, specific revenue and expense items, and assets for reportable segments. It also requires the reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments, in each case to the corresponding amounts in the general purpose financial statements. The Company adopted SFAS 131 during the year and since the Company only invested in the GSM networks, no other reportable segments were reported in the financial statements.

      NEW ACCOUNTING STANDARD NOT YET ADOPTED - The Financial Accounting Standards Board has issued a new standard SFAS No. 133, "Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after July 1, 1999. Management has not yet completed the analysis of the impact this would have on the financial statements of the Company and has not adopted this standard.

      4. INCOME TAX

      The statutory income tax rate of the Company is 33%. There is no provision for the income taxes during the years ended December 31, 1999 and 1998, as the Company did not have any assessable income for the relevant periods.

      Deferred tax assets of RMB10,096,188 and RMB5,359,276 existed as at the end of 1998 and 1997 arising from temporary differences. A valuation allowance has been made for the full amount of the deferred tax assets since it is considered more likely than not that all of the deferred assets will not be realized.

      No provision for deferred taxation has been made in the financial statements for the year ended December 31, 1999 as no significant temporary differences arose during the period and no significant deferred tax assets and liabilities existed at the relevant balance sheet date.

      Deferred tax assets are composed of the following:

                                      DECEMBER 31, 1999    DECEMBER 31, 1998
                                     ------------------    -----------------
                                                    RMB                  RMB

      Amortization of GSM networks                   --           12,592,117
      Organization expenses                          --              218,310
      Exchange gain/loss                             --               (9,895)
      GSM networks revenue                           --           (2,704,344)
      Valuation allowance                            --          (10,096,188)
                                            -----------          -----------
                                                     --                   --
                                            ===========          ===========

      5. PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                         DECEMBER 31, 1999     DECEMBER 31, 1998
                                                        -------------------    ------------------
                                                                 RMB                  RMB
        At cost:
        Land and buildings                                          --             4,629,909
        Furniture, fixtures and equipment                           --               641,751
        Motor vehicles                                              --               973,738
                                                             ---------            ----------
                                                                    --             6,245,398
        Less: accumulated depreciation                              --              (972,269)
                                                             ---------            ----------
                                                                    --             5,273,129
                                                             =========            ==========


      All assets were located in the PRC before they were disposed in the course of dissolution. As of December 31, 1999, all assets have been disposed.

6.       INVESTMENT IN GSM NETWORKS


                                                         DECEMBER 31, 1999     DECEMBER 31, 1998
                                                        -------------------    ------------------
                                                                 RMB                  RMB
      Cost of investment                                            --              278,543,551

      Less: accumulated amortization                                --              (38,157,929)
                                                            ----------             ------------
                                                                    --              240,385,622
                                                            ==========             ============


      Investment represents investment in GSM telecommunication network in Hebei Province, the PRC. The GSM network was built pursuant to a 15-year agreement with UNICOM commencing in February, 1996. UNICOM commenced operation of the GSM networks in February 1997. The investment was amortized on a straight-line basis over the remaining 12-year life of the agreement commencing from the operation of the networks to the date of its disposal.

      The investment in GSM telecommunication networks was sold to UNICOM pursuant to a termination agreement with UNICOM effected August 9, 1999 for RMB279 million. The amount was received in two payments on August 10 and October 11, 1999.

      7. RELATED PARTY TRANSACTIONS

            COMPANY NAME                    DECEMBER 31, 1999    DECEMBER 31, 1998
     ---------------------------            -----------------    -----------------
                                                    RMB                RMB

      Amount due to NTT                               --             512,300
      Amount due to ITOCHU                            --             332,092
                                                    ----            --------
                           Total                      --             844,392
                                                    ====            ========

        Guarantee fees paid to NTT and ITOCHU are as follows:

        COMPANY NAME                            1999             1998            1997
        --------------------------------   --------------    ------------    ------------
        Amount paid to NTT                     1,447,514       1,541,283       2,167,260
        Amount paid to ITOCHU                    874,006         755,081         467,482
                                           --------------    ------------    ------------
                             Total             2,321,520       2,296,364       2,634,742
                                           ==============    ============    ============


8.    OTHER PAYABLES

      The Company has acquired a digital microwave system under deferred payment terms with final installments payable in 2001. The liabilities are guaranteed by NTT .

                                                    DECEMBER 31, 1999       DECEMBER 31, 1998
                                                   ---------------------    ------------------
                                                           RMB                     RMB
        Liabilities payable:
          1999                                                   --                 3,756,482
          2000                                                   --                 3,756,482
          2001                                                   --                 3,756,482
                                                   ---------------------    -------------------
                                                                 --                11,269,446
        Less: Liabilities due within one year
           (included in other payables)                          --                 3,756,482
                                                   ---------------------    -------------------
        Long-term payables                                       --                 7,512,964
                                                   =====================    ===================

      All above liabilities have been paid off as of December 31, 1999.

9.    LONG-TERM LOANS

      Scheduled repayments for the long-term loans are as follows:

                                                   December 31, 1999      December 31, 1998
                                                  --------------------    ------------------
                                                         RMB                     RMB
         Liabilities payable:
         1999                                                  --                   33,114,800
         2000                                                  --                   66,229,600
         2001                                                  --                   98,218,496
         2002                                                  --                   43,281,044
         2003                                                  --                   22,584,294
                                                  --------------------    ---------------------
                                                               --                  263,428,234
         Less: Liabilities due within one year                 --                   33,114,800
                                                  --------------------    ---------------------
                                                               --                  230,313,434
                                                  ====================    =====================

      On August 5, 1996, the Company was granted a long-term loan facility of US$ 20,000,000 by the Bank of Tokyo-Mitsubishi, Ltd. Beijing Branch at an annual interest rate of 6.82%. The Company has utilized US$20,000,000 (RMB165,574,000) as of December 31, 1998. Interest is payable on the outstanding balance six months after the date of the agreement, every six months thereafter, and at maturity. The principal is payable in five equal, consecutive, semiannual installments, each in an amount of US$4,000,000 commencing on the third anniversary of the date of the agreement.

      On July 10, 1998, the Company was granted a long term loan facility of US$5,000,000 by the Bank of Tokyo-Mitsubishi, Ltd. Beijing Branch with an annual interest rate equals to the funding rate plus 0.625%. The Company has utilized US$5,000,000 (RMB41,393,500) as of December 31, 1998.
      Interest is payable on the outstanding balance on February 5, 1999, every six months thereafter, and at maturity. The principal is payable in four equal, consecutive, semiannual installments, each in an amount of US$1,250,000 commencing on the fifth interest payment date.

      On September 30, 1998, the Company was granted a long term loan facility of US$6,820,000 by the Bank of Tokyo-Mitsubishi, Ltd. Beijing Branch with an annual interest rate equals to the funding rate plus 0.75%. The Company has utilized US$ 6,820,000 (RMB56,460,824) as of December 31, 1998.
      Interest is payable on the outstanding balance on February 5, 1999, every six months thereafter, and at maturity. The principal is payable in five equal, consecutive, semiannual installments, each in the amount of US$1,364,000 commencing on the sixth interest payment date.

      All the obligations of the Company under the above agreements are guaranteed 60% by NTT International Corporation and 40% by ITOCHU. All such obligations had been paid off as of December 31, 1999.

10.   CAPITAL CONTRIBUTION

                                                       DECEMBER 31, 1999 AND DECEMBER 31, 1998
                                                       ---------------------------------------
                                                         OWNERSHIP                RMB
                                                       ---------------     -------------------
              Capital contributed by:

              EQUIPMENT CO.                                    51.00%            12,731,283
              NTT                                              29.40%             7,339,210
              ITOCHU                                           19.60%             4,892,807
                                                       ---------------     -----------------
                                                              100.00%            24,963,300
                                                       ===============     =================


11.   EMPLOYEE RETIREMENT BENEFITS AND POST-RETIREMENT BENEFIT

      The Company's retired employees are entitled to a retirement pension calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to these retired staff. The Company is required to make contributions to the state retirement plan at rates ranging from 18% to 20% in 1997, 1998 and the period from January 1, 1999 to December 6, 1999 of the adjusted monthly basic salaries of the current employees. The expense of such arrangements to the Company was insignificant in all the periods presented. The Company is not obligated under any other post-retirement plans and post employment benefits are insignificant.