Form 10-Q
period 2000-06-30
TERREMARK WORLDWIDE INC
filed 2000-08-14
CIK 912890

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2000.

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act

         For the transition period from ____________ to ____________.

                         COMMISSION FILE NUMBER: 0-22520

                            TERREMARK WORLDWIDE, INC.
------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             DELAWARE                                  52-1981922
 -------------------------------          ------------------------------------
 (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                             2601 S. BAYSHORE DRIVE
                              MIAMI, FLORIDA 33133
           ----------------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

                                 (305) 856-3200
           ----------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                  AmTec, Inc.
           ----------------------------------------------------------
                          (Former Name of Registrant)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         THE REGISTRANT HAD 199,672,179 SHARES OF COMMON STOCK, $0.001 PAR VALUE, OUTSTANDING AS OF AUGUST 10, 2000.

                            TERREMARK WORLDWIDE, INC.

                                      INDEX

                                                                                      PAGE NO.
                                                                                      --------
PART I.   FINANCIAL INFORMATION

          ITEM 1.  Financial Statements.........................................          2

          Consolidated Balance Sheets as of June 30, 2000 (unaudited)...........          2

          Consolidated Statements of Operations for the Three Months Ended June
          30, 2000 and 1999 (unaudited).........................................          3

          Consolidated Statements of Stockholders' Equity for the Three Months
          Ended June 30, 2000 (unaudited).......................................          4

          Consolidated Statements of Cash Flows for the Three Months Ended June
          30, 2000 and 1999 (unaudited).........................................          5

          Notes to Consolidated Financial Statements (unaudited)................          6

          ITEM  2.  Management's  Discussion and Analysis of Financial Condition
          and Results of Operations.............................................         25

PART II.  OTHER INFORMATION

          ITEM 1.  Legal Proceedings............................................         31
          ITEM 2.  Changes in Securities and Use of Proceeds....................         31
          ITEM 4.  Submission of Matters to a Vote of Security Holders..........         31
          ITEM 5.  Other Information............................................         31
          ITEM 6.  Exhibits and Reports on Form 8-K.............................         32
          SIGNATURES............................................................         33




                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2000 AND MARCH 31, 2000 AND
FOR THE THREE-MONTH PERIODS ENDED
JUNE 30, 2000 AND 1999

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------


                                                                           JUNE 30,           MARCH 31,
                                                                             2000               2000
                                                                       -----------------   ----------------
                                                                         (UNAUDITED)
             ASSETS

Real estate inventories                                                  $  11,873,046       $  11,797,306
Cash and cash equivalents                                                   11,281,823           3,391,977
Restricted cash                                                                 74,427             506,776
Accounts receivable                                                          3,868,042             777,307
Investment in affiliate                                                      1,289,000                  --
Investments in unconsolidated entities                                       6,003,799                  --
Option agreements                                                            8,900,000                  --
Notes receivable                                                             3,146,554           2,755,413
Furniture and equipment, net of accumulated depreciation
    of $199,348 and $133,943, respectively                                   1,225,322           1,010,735
Other assets                                                                 2,171,584           1,977,373
Identifiable intangible assets and goodwill, net of accumulated
    amortization of $1,489,611 and $-0-, respectively                       58,224,918                  --
Real estate held for sale                                                           --          55,781,259
                                                                         -------------       -------------
      Total assets                                                       $ 108,058,515       $  77,998,146
                                                                         =============       =============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                            $   5,881,961       $  72,784,079
Trade payable and other liabilities                                          6,128,362           4,083,039
Interest payable                                                               143,098              72,914
Tenant and customer deposits                                                     3,080             458,962
Deferred revenue                                                               122,459             122,721
                                                                         -------------       -------------
                                                                            12,278,960          77,521,715
                                                                         -------------       -------------


Convertible preferred stock: $1 par value, -0- and 4,176,693 shares
    authorized, issued and outstanding at June 30, 2000 and                         --           4,176,693
    March 31, 2000, respectively

Series G convertible preferred stock: $.001 par value, 20 and -0-
    shares authorized, issued and outsanding at June 30, 2000
    and March 31, 2000, respectively                                                 1                  --
Common stock: $.001 par value, 300,000,000 shares authorized;
    196,574,179 and 70,685,845 shares issued and outstanding at
    June 30, 2000 and March 31, 2000, respectively                             196,574              70,686
Paid in capital                                                            111,118,305           7,954,010
Retained deficit                                                           (17,222,363)        (11,724,958)
Warrants                                                                     1,687,038                  --

Commitments and contingencies (Note 13)
                                                                         -------------       -------------
                                                                            95,779,555             476,431
                                                                         -------------       -------------
      Total liabilities and stockholders' equity                         $ 108,058,515       $  77,998,146
                                                                         =============       =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------




                                                         FOR THE THREE MONTHS ENDED
                                                                 JUNE 30,
                                                    ---------------------------------
                                                         2000              1999
                                                    -------------       -------------
                                                                (unaudited)
Revenues
    Real estate sales                               $     654,475       $   4,681,566
    Commission income                                     332,781             121,884
    Development fees                                      340,000             331,667
    Management fees                                       354,891             255,010
    Construction fees                                     142,635              84,822
                                                    -------------       -------------
        Operating revenues                              1,824,782           5,474,949
                                                    -------------       -------------
Expenses
    Cost of real estate sold                              541,479           3,541,575
    Construction expenses                                 126,337              57,271
    General and administrative expenses                 3,267,073           1,857,956
    Sales and marketing expenses                          799,704             568,528
    Depreciation and amortization                       1,594,072              17,340
                                                    -------------       -------------
        Operating expenses                              6,328,665           6,042,670
                                                    -------------       -------------
    (Loss) income from operations                      (4,503,883)           (567,721)
                                                    -------------       -------------
Other income (expense)
    Equity in losses of affiliate                        (173,555)                 --
    Interest income                                       163,257               4,475
    Interest expense                                     (245,466)           (231,375)
    Other (expense) income                               (702,952)             59,940
    Dividend on preferred stock                           (34,806)           (104,417)
                                                    -------------       -------------
        Total other expense                              (993,522)           (271,377)
                                                    -------------       -------------
    Net loss                                        $  (5,497,405)      $    (839,098)
                                                    =============       =============
    Basic and diluted loss per common share         $       (0.04)      $       (0.01)
                                                    =============       =============
    Weighted average common shares outstanding        152,996,230          70,685,845
                                                    =============       =============







                 The accompanying notes are an integral part of
                    these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------



                                                                     STOCKHOLDERS' EQUITY
                                    ----------------------------------------------------------------------------------------
                                                          COMMMON STOCK
                                                         PAR VALUE $.001
                                                     --------------------------     ADDITIONAL
                                       PREFERRED         ISSUED                       PAID-IN                     RETAINED
                                         STOCK           SHARES        AMOUNT         CAPITAL      WARRANTS        DEFICIT
                                    ------------     -----------   ------------   ------------   ------------   ------------
Balance at March 31, 2000           $  4,176,693      70,685,845   $     70,686   $  7,954,010   $         --   $(11,724,958)

Effect of AmTec merger:
    Conversion of preferred stock     (4,176,693)      7,853,985          7,854      4,168,839

    Assumption of AmTec equity                 1      38,232,000         38,232     46,923,840      1,687,038

Sale of common stock                                  68,722,349         68,722     28,054,203

Common stock issued in
    acquisitions                                      11,000,000         11,000     23,919,000

Exercise of stock options                                 80,000             80         98,413

Net loss                                                                                                          (5,497,405)
                                    ------------     -----------   ------------   ------------   ------------   ------------
Balance at June 30, 2000            $          1     196,574,179   $    196,574   $111,118,305   $  1,687,038   $(17,222,363)
                                    ============     ===========   ============   ============   ============   ============




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                                                        FOR THE THREE MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                       ------------------------------
                                                                                           2000              1999
                                                                                       ------------       -----------
                                                                                       (UNAUDITED)
Cash flows from operating activities:
    Net loss                                                                           $ (5,497,405)      $  (839,098)
    Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities
        Depreciation                                                                         61,433            17,340
        Amortization of loan costs to interest expense                                       38,902            31,865
        Amortization of capital lease                                                         5,583                --
        Amortization of intangible assets and goodwill                                    1,527,056                --
        (Increase) decrease in:
           Real estate inventories:
             Additions to real estate inventories                                          (527,750)         (926,986)
             Capitalized interest and real estate taxes                                     (73,963)               --
             Cost of real estate inventories conveyed                                       525,973         3,541,562
           Restricted cash                                                                  462,349            29,176
           Accounts receivable                                                             (527,393)          100,251
           Notes receivable                                                                (391,141)           28,403
           Other assets                                                                    (524,909)          (23,386)
        (Decrease) increase in:
           Trade payable and other liabilities                                           (2,002,118)          143,407
           Customer deposits                                                                     --           (72,600)
           Interest payable                                                                  70,184           129,937
           Tenant and customer deposits                                                    (455,882)               --
           Deferred revenue                                                                    (262)               --
                                                                                       ------------       -----------
    Net cash (used in) provided by operating activities                                  (7,309,343)        2,159,871
                                                                                       ------------       -----------
Cash flows from investing activities:
    Purchase of fixed assets                                                               (131,654)          (30,302)
    Investments in unconsolidated entities                                               (3,829,065)               --
    Proceeds from sale of Terremark Centre                                               55,781,259                --
    Cash acquired in acquisitions                                                         2,064,273                --
                                                                                       ------------       -----------
             Net cash provided by (used in) investing activities                         53,884,813           (30,302)
                                                                                       ------------       -----------
Cash flows from financing activities:
    New borrowings                                                                        1,500,000                --
    Payments on loans                                                                   (68,407,042)       (1,752,344)
    Exercise of stock options                                                                98,492                --
    Sale of common stock                                                                 28,122,926                --
                                                                                       ------------       -----------
             Net cash used in financing activities                                      (38,685,624)       (1,752,344)
                                                                                       ------------       -----------
               Net increase in cash                                                       7,889,846           377,225

Cash and cash equivalents at beginning of period                                          3,391,977         2,808,033
                                                                                       ------------       -----------
Cash and cash equivalents at end of period                                             $ 11,281,823       $ 3,185,258
                                                                                       ============       ===========

SUPPLEMENTAL DISCLOSURE:

Interest paid (net of amount capitalized)                                              $    175,282       $    69,573
                                                                                       ============       ===========
Taxes paid                                                                             $         --       $        --
                                                                                       ============       ===========


TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
-------------------------------------------------------------------------------


1.    BUSINESS AND ORGANIZATION

      Terremark Worldwide, Inc. and its subsidiaries (the "Company" or "TWW"), are engaged in telecom services, telecom facilities management and real estate services. The Company was founded in 1982. On April 28, 2000, the predecessor to the Company, Terremark Holdings, Inc. ("THI"), completed a reverse merger with AmTec, Inc. ("AmTec"), a public company. Historical information of the surviving company is that of THI.

      Through an equity investment and other alliances, the Company provides long distance international telecommunication services, including telephony and data, to Asia and develops Internet Protocol (IP) fax services in Hong Kong, Guangdong Province of the People's Republic of China and Taiwan.

      The Company has combined its expertise in telecommunications and real estate operations by developing and managing facilities used by large telecommunications companies and internet service providers to house equipment and operate their business. Through its 80% owned subsidiary, Coloconnection, Inc., the Company plans to lease certain space within these telecommunications facilities for build-out and sub-leasing to smaller carriers, internet service providers and web hosting companies.

      The Company's traditional commercial and mixed use development activities include concept development, acquisition of land, project design, equity and financing arrangement, construction, sales and leasing. Under various service agreements, the Company currently manages commercial and residential property. Management activities include operations, maintenance, leasing and brokerage services. The Company also develops and sells condominiums and condominium hotels under its Fortune House concept. Fortune House allows owners of condominium units to participate in a hotel-style rental program while not in residence.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A summary of the significant accounting principles and practices used by the Company in preparing its consolidated financial statements follows.

      BASIS OF FINANCIAL STATEMENT PRESENTATION

      The consolidated financial statements at June 30, 2000 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. All of the adjustments are of a normal recurring nature. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results for the entire year ending March 31, 2001. The comparative balances of March 31, 2000 were derived from the Company's annual financial statements which were subject to an independent audit.

      The Company's consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries and an 80% owned subsidiary. All significant intercompany balances and transactions are eliminated in consolidation.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
-------------------------------------------------------------------------------


      USE OF ESTIMATES

      The Company prepares its financial statements in conformity with generally accepted accounting principles. These principles require management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      RECLASSIFICATIONS

      Certain reclassifications have been made to the prior periods' financial statements to conform with current presentation.

      COMPREHENSIVE INCOME

      The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. At June 30, 2000 and 1999, the Company had no comprehensive income.

      REVENUE AND PROFIT RECOGNITION

      Revenues from construction and development activities are recognized on a completed contract basis. The related profit is recognized in full when collectibility of the sale price is reasonably assured and the earnings process is substantially complete. Revenues and expenses related to the leasing, management, and financing activities are recognized at the time service is provided.

      LOSS PER SHARE

      The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("EPS"). Basic EPS equals net income divided by the number of weighted average common shares. Diluted EPS includes potentially dilutive securities such as stock options and convertible securities. The effect of shares issuable upon exercise of convertible preferred stock, warrants and stock options is anti-dilutive, therefore diluted earnings per share is not presented in a comparative format.

      REAL ESTATE INVENTORIES AND COST OF REAL ESTATE SOLD

      Real estate inventories consist of completed condominiums and condominiums under development. Real estate inventories, including capitalized interest and real estate taxes, are carried at the lower of cost or fair value determined by evaluation of individual projects. Acquisition, development and other indirect costs related to acquisition and development of real estate projects are capitalized. Interest and real estate taxes incurred relating to the construction of condominiums are capitalized during the active development period. The capitalized costs are relieved from inventory on the relative sales value method for each project as the related revenue is recognized.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
-------------------------------------------------------------------------------


      The Company subcontracts construction to third parties and the construction contracts require subcontractors to repair or replace deficiencies related to their trade.

      Whenever events or circumstances indicate that the carrying value of the real estate inventories may not be recoverable, impairment losses are recorded and the related assets are adjusted to their estimated fair market value, less selling costs.

      CASH, CASH EQUIVALENTS AND RESTRICTED CASH

      The Company considers all amounts held in highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash balances maintained in the operating and interest-bearing money market accounts at the Company's banks. Restricted cash includes escrowed cash balances for tenant security and customer purchase deposits.

      ALLOWANCE FOR UNCOLLECTIBLE RECEIVABLES

      Management regularly evaluates factors affecting collectibility of receivable balances. Management believes all accounts at June 30, 2000 and March 31, 2000 are collectible, therefore, no allowance for uncollectible receivables is maintained.

      INVESTMENT IN AFFILIATE

      The Company accounts for its investment in 50% owned subsidiary IP.Com, LLC using the equity method of accounting, as minority shareholders have substantive participating rights under the joint venture contract. Under the equity method, the investment is carried at cost of acquisition, plus the Company's equity in undistributed earnings or losses since acquisition. The excess of the purchase price over the Company's proportionate ownership interest in identifiable net assets of IP.Com is amortized on a straight-line method over a period of five years. Reserves are provided where management determines that the investment or equity in earnings is not realizable. The Company is currently evaluating its strategic alternatives for IP.Com's operations.

      INVESTMENTS IN UNCONSOLIDATED ENTITIES

      The Company accounts for its investments in telecommunications facilities using the cost method of accounting. Under the cost method, the investment is carried at cost of acquisition.

      The Company intends to liquidate its investment in Hebei Equipment and accordingly carries this investment at liquidation value. Reserves are provided where management determines that the net carrying amount of an investment may not be recoverable.

      OPTION AGREEMENTS

      Option agreements are carried at the lower of cost or fair market value and represent options to acquire up to 50% ownership interests in certain telecommunications entities.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
-------------------------------------------------------------------------------


      FURNITURE AND EQUIPMENT, NET

      Furniture and equipment, net includes acquired assets and those accounted for under a capital lease. Purchased assets are recorded at cost and depreciated on the straight-line method over their estimated remaining useful lives. Capital leased assets are recorded at the net present value of minimum lease payments and are depreciated on the straight-line method over the term of the lease, as follows:

           Computer software                                   3 years
           Furniture, fixtures and equipment                   5 years
           Leasehold improvements                              5 years
           Capital lease assets                              3-5 years

      INTANGIBLE ASSETS AND GOODWILL

      Identifiable intangible assets consist primarily of certain rights, customer relationships and contracts. The identifiable intangible assets are amortized on the straight-line method over periods ranging from one to five years. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in conjunction with business acquisitions and is amortized on the straight-line basis over a five year period. (See Note 3.)

      LONG LIVED ASSETS

      The Company evaluates long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. When such events occur, the Company measures impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from the use of the assets and their estimated remaining lives. Impairment reserves are provided for the excess of the carrying amount of an asset exceeds the fair market value of the asset. The Company determined that, as of June 30, 2000 and March 31, 2000, there had been no impairment in the carrying value of its long-lived assets.

      NEW ACCOUNTING STANDARDS NOT YET ADOPTED

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. The Company has no derivative instruments.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
-------------------------------------------------------------------------------


3.    ACQUISITIONS

      AMTEC, INC.

      On April 28, 2000, THI merged with and into AmTec, a publicly traded international telecommunications and services company, pursuant to an agreement dated November 24, 1999 and approved by the stockholders of AmTec on April 28, 2000 ("AmTec merger"). As a result of the merger, each share of THI common stock was converted into approximately 63 shares of TWW common stock. The stockholders' equity in the historical financial statements reflects this conversion as if it had occurred at the beginning of each period.

      The AmTec merger was accounted for using the purchase method of accounting, with THI treated as the acquirer for accounting purposes. As a result, the assets and liabilities of THI are recorded at historical values and the assets and liabilities of AmTec are recorded at their estimated fair values at the date of the merger. The purchase price was based on market capitalization of AmTec using the average closing price of $0.99 per AmTec common share for a period immediately before and after the proposed announcement on November 9, 1999 of the AmTec merger plus certain merger related costs.

      The following unaudited condensed results of operations for the three months ended June 30, 2000 and 1999 were prepared assuming the merger occurred on April 1, 2000 and 1999, respectively.

                                                      FOR THE THEE MONTHS ENDED
                                                               JUNE 30,
                                                   -----------------------------
                                                       2000              1999
                                                   -----------       -----------

         Revenue                                   $ 1,825,000       $ 5,475,000
         Net loss                                  $(6,343,000)      $(3,500,000)
         Basic and diluted net loss per share      $     (0.04)       $    (0.02)

      The amounts for the three months ended June 30, 2000 include AmTec's actual results for the period April 1, 2000 to April 28, 2000. The amounts for the three months ended June 30, 1999 include AmTec's actual results for the three months ended June 30, 1999. In preparing the pro forma information, various assumptions were made. This information is not necessarily indicative of what would have occurred had these transactions occurred as of April 1, 2000 and 1999, nor is it indicative of the results of future combined operations.

      TELECOM ROUTING EXCHANGE DEVELOPERS, INC.

      On May 31, 2000, the Company acquired Telecom Routing Exchange Developers, Inc. ("T-Rex"), a corporation holding rights to develop and manage facilities catering to the telecommunications industry, in exchange for eight million shares of common stock. Since the Company was a non-public entity at the time the AmTec merger was announced and the terms were conditional on the consummation of the AmTec merger, the purchase price was based on the closing price of the Company's common stock of $1.94 per common share on the acquisition date. The effect of this transaction on the Company's consolidated financial statements was not material.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
-------------------------------------------------------------------------------


      POST SHELL TECHNOLOGY CONTRACTORS, INC.

      On June 23, 2000, the Company acquired all of the outstanding stock of Post Shell Technology Contractors, Inc. ("Post Shell"), a provider of construction services, in exchange for three million shares of common stock. The acquisition was accounted for using the purchase method of accounting. The purchase price was based on the market capitalization of the Company using an average closing price of $2.81 per common share for a period immediately before and after the announcement of the acquisition on June 26, 2000. The effect of this transaction on the Company's consolidated financial statements was not material.

      Acquisitions during the three month period ended June 30, 2000 are summarized as follows:

                                                                    AMTEC             T-REX         POST SHELL
                                                                  -----------      -----------      -----------
         Assets:
             Cash and cash equivalents                            $ 1,508,803      $   248,210      $   307,260
             Restricted cash                                               --           30,000               --
             Accounts receivable                                           --          238,322        2,325,020
             Investments and option agreements                     12,228,209          172,970               --
             Notes receivable                                         344,438               --               --
             Furniture and equipment                                   48,355           46,038           55,556
             Other assets                                             279,143           61,275           17,785
             Identifiable intangible assets                                --       15,785,558        1,283,000
             Goodwill                                              35,519,223               --        7,126,748
                                                                  -----------      -----------      -----------
               Total assets assumed                               $49,928,171      $16,582,373      $11,115,369
                                                                  -----------      -----------      -----------
         Liabilities
             Notes payable                                        $        --      $        --      $     4,924
             Trade payable and other liabilities                      479,060        1,082,373        2,680,445
                                                                  -----------      -----------      -----------
               Total liabilities assumed                              479,060        1,082,373        2,685,369

         Equity assumed                                            48,649,111               --               --
         Issuance of common stock                                          --       15,500,000        8,430,000
         Estimated merger costs                                       800,000               --               --
                                                                  -----------      -----------      -----------
                                                                  $49,928,171      $16,582,373      $11,115,369
                                                                  -----------      -----------      -----------


      Some allocations are based on studies and valuations which are being finalized. Management does not believe that the final purchase price allocation will produce materially different results than those reflected herein.

4.    INVESTMENTS IN UNCONSOLIDATED ENTITIES

      The Company has a 70% ownership interest in Hebei Equipment. Since the Company intends to dispose of its interest, the investment is carried at its estimated $1,828,000 liquidation value.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
-------------------------------------------------------------------------------


      In April 2000, the Company purchased, for $3.5 million, a 26.9% ownership interest in Boca Technology Center, LLC, an entity formed for the purpose of acquiring and operating the property formerly known as Blue Lake Technology Center, a 1,770,000 square foot mixed use facility in Boca Raton, Florida.

      In March 2000, the Company purchased, for $447,930, a 19.8% membership interest in Cleveland Technology Center, LLC, an entity formed for the purpose of acquiring and operating the property formerly known as The Cleveland Technology Center, a 475,000 square foot mixed use facility in Cleveland, Ohio.

5.    OPTION AGREEMENTS

      The Company has an option to acquire up to 50% ownership interest in IXS.NET, a private IP fax service provider in Asia. The Company valued this option at $2.4 million in the AmTec merger. The Company has an option to acquire 30% of a newly formed entity which intends to provide value-added telecommunications services in China. The Company valued this option at $6.5 million in the AmTec merger.

6.    REAL ESTATE HELD FOR SALE

      In April 2000, the Company sold its real estate held for sale, Terremark Centre, for approximately $58.8 million, and certain assets and liabilities related to the building were transferred to the purchaser at closing. No gain or loss was recognized on its sale. The cash proceeds were used to repay approximately $55.8 million in related debt.

7.    REAL ESTATE INVENTORIES

      Real estate inventories are summarized as follows:

                                              JUNE 30,            MARCH 31,
                                                2000                2000
                                          ------------------  ----------------
                                             (UNAUDITED)

      Work in progress                         $  9,162,340      $  8,566,697
      Completed inventories                       2,710,706         3,230,609
                                          ------------------  ----------------
                                               $ 11,873,046      $ 11,797,306
                                          ==================  ================

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
-------------------------------------------------------------------------------


8.    OTHER ASSETS

      Other assets consist of the following:

                                                                         JUNE 30,            MARCH 31,
                                                                           2000                 2000
                                                                     ------------------  -------------------
                                                                        (UNAUDITED)
        Prepaid expenses and other                                           $ 979,788          $ 1,057,340
        Loan costs, net of accumulated
           amortization of $1,203,980 and $1,095,595                           260,561              368,946
        Prepaid investment costs                                               830,802              410,591
        Reimbursable construction costs and other expenses                     100,433              140,496
                                                                     ------------------  -------------------
                                                                           $ 2,171,584          $ 1,977,373
                                                                     ==================  ===================

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
-------------------------------------------------------------------------------


9.    NOTES RECEIVABLE

      Notes receivable consist of the following:

                                                                                JUNE 30,            MARCH 31,
                                                                                  2000                 2000
                                                                           -------------------  -------------------
                                                                              (UNAUDITED)
      $3,000,000 million line of credit to Spectrum Telecommunications Corp.,
      $2,500,000 and $1,000,000 principal outstanding at June 30, 2000 and
      March 31, 2000, respectively, interest accrues
      annually at 10%.                                                            $ 2,544,520          $ 1,002,740

      Notes receivable from AmTec, Inc.,
      $1,125,000 principal, interest accrues annually at 10%.
      Interest and principal due July 1, 2000.                                             --            1,162,705

      Note receivable from a corporation, $200,000 principal, interest accrues
      annually at 8%.  Interest and principal due upon demand.                        224,636              220,647

      Note receivable from a corporation, $360,000 principal collateralized by second lien on condominium units, interest accrues annually at 9%.
      Interest and principal due August 27, 2002.                                     377,398              369,321
                                                                           -------------------  -------------------

                                                                                 $  3,146,554         $  2,755,413
                                                                           ===================  ===================

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
-------------------------------------------------------------------------------


10.   NOTES PAYABLE

      Notes payable consist of the following:

                                                                                          JUNE 30,         MARCH 31,
                                                                                           2000               2000
                                                                                         -----------      -----------
                                                                                        (UNAUDITED)
         Note payable to a commercial lender, collateralized by a first mortgage on real estate. Principal payable in installments as condominium units are sold. Interest accrues at prime, payable through an interest reserve
         Principal and unpaid interest due November 2000, with an option for two
         six month extensions. Guaranteed by a shareholder                               $ 2,106,558      $ 2,681,998

         Note payable to a corporation in seventy-five monthly
         installments of principal and interest beginning
         January 1, 1999.  Interest accrues at 9.5%                                          270,554          272,397

         $7.5 million and $15 million, respectively, line of credit facility with a financial institution, collateralized by a first mortgage on real estate
         Interest accrues at 1% over prime, payable monthly. Outstanding balance
         and unpaid accrued interest due March 6, 2001                                     1,999,925       14,631,700

         Balloon note payable to a corporation, interest accrues
         at 15%.  Principal and interest due April 18, 2002                                1,500,000               --

         Note payable to a financial institution, collateralized by a first mortgage on Terremark Centre and all future rents of the property
         Principal and interest payable monthly based on a 20-year amortization at
         7.74% until May 15, 2001 and at an adjustable rate thereafter. Remaining principal and interest due the earlier of
         demand or May 15, 2006                                                                   --       28,100,084

         Notes payable to a corporation, collateralized by the partnership interests of Terremark Centre, Ltd. Principal, together with the greater of (a) all accrued and unpaid interest at a rate of 7%, beginning December
         22, 1999 or (b) a minimum interest payment of $1,000,000, due upon
         sale of Terremark Centre                                                                 --       27,097,900

         Other                                                                                 4,924               --
                                                                                         -----------      -----------
                                                                                         $ 5,881,961      $72,784,079
                                                                                         ===========      ===========

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
-------------------------------------------------------------------------------


      In June 2000, the Company amended its $15 million line of credit with a financial institution to reduce the maximum amount to $7.5 million. Additionally, in July 2000, the Company obtained a $750,000 letter of credit under its line of credit collateralizing a lease for additional office space. As of June 30, 2000, approximately $4.75 million was available for funding under the Company's line of credit.

      On July 25, 2000, the Company borrowed $7.5 million from an individual secured by a first mortgage on certain real estate inventories. The loan accrues interest at 12.0% per annum payable monthly and matures on March 1, 2001. In conjunction with this new loan, the Company cancelled its $7.5 million line of credit with a financial institution.

      Interest expense of $245,466 and $199,510, net of amounts capitalized to real estate inventories totaling $115,002 and $-0-, was recognized during the three months ended June 30, 2000 and 1999, respectively.

      The future maturities through June 30 for each of the following five years and thereafter of the Company's borrowings as of June 30, 2000 are as follows:

                     2001                    $4,134,701
                     2002                     1,525,606
                     2003                        28,148
                     2004                        30,941
                     2005                        34,012
                     Thereafter                 128,553
                                             ----------
                     Total                   $5,881,961
                                             ==========


11.   CHANGES TO STOCKHOLDERS' EQUITY

      In addition to acquisitions effectuated through common stock transactions, the Company entered into the following equity transactions:

      COMMON STOCK

      The Company sold 68,722,349 shares of common stock to a third party for approximately $28.1 million. The third party was the previous owner of Terremark Centre.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
-------------------------------------------------------------------------------


      CONVERTIBLE PREFERRED STOCK

      On March 31, 1999, the holders of $3,597,474 of debt and $579,219 in accrued interest payable converted their debt and the accrued interest into 4,176,693 shares of convertible preferred stock. The $1 par value preferred stock has a 10% cumulative preferred dividend, payable annually commencing March 31, 2000. During April 2000, the preferred stock was acquired by certain members of the Company's management. Upon consummation of the AmTec merger, the preferred shares were converted into 7,853,985 shares of the Company's common stock.

      SERIES G CONVERTIBLE PREFERRED STOCK

      The Company assumed AmTec's 20 outstanding shares of Series G convertible preferred stock ("Series G Preferred") in the AmTec merger, which do not bear dividends. Conversion of the Series G Preferred into common stock is based on the issue price plus an 8% per annum non-compounding premium, divided by the lesser of: (a) $1.50 per Series G Preferred share or (b) the closing price of the Company's common stock, as reported on the American Stock Exchange, on the business day immediately preceding the conversion.

      The Series G Preferred also has a stated liquidation preference value of $100,000 per share plus 8% in-kind dividends since March 1999, the date of issuance. The holders have no voting rights except with respect to matters that affect rights related to the Series G Preferred.

      STOCK WARRANTS

      In conjunction with the AmTec merger, the Company assumed 3,036,981 warrants to acquire common stock at prices ranging from $1.25 to $3.31 per share. The Company has assigned a value of $1,687,038 to the warrants. No warrants were exercised subsequent to the AmTec merger through June 30, 2000.

      STOCK OPTIONS

      In conjunction with the AmTec merger, the Company adopted two stock option plans, which were the 1995 and 1996 stock option plans, and assumed all outstanding stock options. On June 23, 2000, the Board of Directors of the Company adopted, subject to stockholder approval, the 2000 stock option plan. Prior to the AmTec merger, the Company did not have a plan. Incentive and nonqualified options and stock appreciation rights may be granted to employees, officers, directors, and consultants of the Company. There are 12,500,000 shares of common stock reserved for issuance under the 1995 and 1996 plans and 5,000,000 under the 2000 plan. The exercise price of the options are determined by the board of directors, but in the case of an incentive stock option, the exercise price may not be less than 100% of the fair market value at the time of grant. Options vest over periods not to exceed ten years.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
-------------------------------------------------------------------------------


      A summary of the status of all of the Company's stock options issued as of June 30, 2000 and changes during the quarter then ended is presented below:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                                      EXERCISE
                                                        NUMBER         PRICE
                                                      -----------    ----------

         Outstanding at beginning of period                   --       $  --
         Assumed in merger                             7,848,500        1.53
         Granted                                       3,406,099        3.26
         Exercised                                       (80,000)       1.23
                                                     -----------
         Outstanding at end of period                 11,174,599       $2.04
                                                     ===========       =====
         Options exercisable at end of period          7,570,250       $1.54
                                                     -----------       =====
         Weighted average fair value of options
          granted during the period                   $     2.89
                                                     ===========


      The Company has followed the guidelines under SFAS No. 123 to determine the fair value of options at the date of grant. The value was determined using an adjusted Black-Scholes option pricing model, which is generally accepted as appropriate primarily for short-term, exchange-traded options. For the purpose of valuing the Company's options, the following assumptions were used:

           Risk-free rate                                    5.27 - 6.56%
           Volatility                                        80-135%
           Expected Life                                     5 years
           Expected Dividends                                0%

      The following table summarizes information about options outstanding at June 30, 2000:

                                                           AVERAGE                                NUMBER
                                       NUMBER             REMAINING          AVERAGE           EXERCISABLE
        RANGE OF                   OUTSTANDING AT        CONTRACTUAL         EXERCISE           OPTIONS AT
     EXERCISE PRICES                JUNE 30, 2000        LIFE (YEARS)         PRICE           JUNE 30, 2000
     ---------------                -------------        ------------         -----           -------------
      $0.35 - 0.50                     3,525,000               4.86         $  0.350              3,525,000
      $0.51-1.00                         217,500               8.49            0.870                117,500
      $1.01-1.50                         978,500               7.36            1.369                880,250
      $1.51-2.00                          17,500               8.81            1.821                 17,500
      $2.01-3.00                       3,017,500               6.19            2.998              3,017,500
      $3.01-4.00                       3,418,599               9.84            3.201                 12,500
                                      ----------                                                  ---------
                                      11,174,599                                                  7,570,250
                                      ==========                                                  =========


TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
-------------------------------------------------------------------------------


      The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its employee options. Accordingly, no compensation cost has been recognized with respect to such awards. Had compensation cost for the Company's stock option plans been determined consistent with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share for the quarter ended June 30, 2000, would have approximated the pro forma amounts indicated below:

         Net loss applicable to common shares - as reported      $  (5,497,405)
                                                                 =============
         Net loss applicable to common shares - proforma         $  (6,363,096)
                                                                 =============
         Loss per common share - as reported                     $       (0.04)
                                                                 =============
         Loss per common share - proforma                        $       (0.04)
                                                                 =============

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
-------------------------------------------------------------------------------


12.   INCOME TAXES

      The deferred tax provision consists of income taxes relating to differences between the tax bases of assets and liabilities and their financial reporting amounts.

                                                                  JUNE 30,          MARCH 31,
                                                                    2000              2000
                                                            ------------------  -----------------
                                                               (UNAUDITED)
         Deferred tax assets:
           Charitable contributions                            $    200,355       $   199,704
           Deferred revenue (percentage of completion vs
              completed contract)                                   316,742           315,292
           Capitalized start-up costs                             6,292,379                --
           Equity basis in foreign investment                       164,401                --
           Allowances and other                                     166,938           166,938
           Net operating loss carryforwards                      10,666,406         2,745,673
           Tax credits                                              511,780           245,780
                                                               ------------       -----------
         Total deferred tax assets                               18,319,001         3,673,387
                                                               ------------       -----------
         Valuation allowance                                    (18,200,323)       (3,553,499)
                                                               ------------       -----------

         Deferred tax liability:
           Excess of book basis over tax basis on real
              estate investment                                    (109,758)         (109,758)
           Other                                                     (8,920)          (10,130)
                                                               ------------       -----------
         Total deferred tax liability                              (118,678)         (119,888)

         Net deferred tax asset                                $         --       $        --
                                                               ============       ===========

      The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has established a valuation allowance against deferred tax assets of $18,200,323 and $3,553,499 as of June 30, 2000 and March 31, 2000,
      respectively since the Company has a history of operating losses and in the near term does not expect taxable income. Accordingly, the deferred liability deferred tax asset will likely not be realized.

      As of June 30, 2000, the Company had federal and state net operating loss carryforwards of approximately $25.0 million, which begin to expire in 2011. The utilization of the net operating losses generated prior to the AmTec merger may be limited by the Internal Revenue Code.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
-------------------------------------------------------------------------------


      The reconciliation between the statutory income tax rate and the effective income tax rate on pre-tax income (loss) is as follows:

                                                                  FOR THE THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                  ---------------------------
                                                                      2000         1999
                                                                      ----         -----
         Rate reconciliation
         Statutory rate                                              (34.0)%        34.0 %
         State income taxes, net of federal income tax benefit        (2.9)%         3.0 %
         Other permanent differences                                   9.3 %          --
         Increase (decrease) in valuation allowance                   27.6 %       (37.0)%
                                                                    ------        ------
         Effective tax rate                                            0.0 %         0.0 %
                                                                    ======        ======


13.   COMMITMENTS AND CONTINGENCIES

      LEASING ACTIVITIES

      The Company leases space for its property management operations, office equipment and furniture under operating leases. Certain equipment is also leased under a capital lease, which is summarized as follows:

                                                                           JUNE 30,             MARCH 31,
                                                            TERM             2000                 2000
                                                         -----------   ------------------   ------------------
                                                                          (UNAUDITED)

      Furniture and equipment                             5 years             $  111,654           $  111,654
      Computers and other equipment                       3 years                216,412              216,412
                                                                       ------------------   ------------------
                                                                                 328,066              328,066
      Less:  accumulated amortization                                             74,045               68,462
                                                                       ------------------   ------------------
      Net capitalized leased asset                                            $  254,021           $  259,604
                                                                       ==================   ==================


TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
-------------------------------------------------------------------------------


      At June 30, 2000, future minimum lease payments through June 30 of each of the following five years and thereafter under non-cancellable operating and capital leases having a remaining term in excess of one year are as follows:

                                                                          CAPITAL            OPERATING
                                                                          LEASES               LEASES
                                                                     ------------------  -------------------
      2001                                                                  $  109,208           $  806,621
      2002                                                                     109,208            1,090,952
      2003                                                                      43,662            1,059,975
      2004                                                                       2,334            1,033,150
      2005                                                                       2,334              922,830
      Thereafter                                                                    --            3,508,470
                                                                     ------------------  -------------------
        Total minimum lease payments                                           266,746         $  8,421,998
                                                                                         ===================
        Amount representing interest                                            31,358
                                                                     ------------------
           Present value of net minimum lease payments                      $  235,388
                                                                     ==================


      Operating lease expense amounted to $177,721 and $10,148 for the three months ended June 30, 2000 and 1999, respectively.

      LITIGATION

      The Company is a defendant in various lawsuits arising in the ordinary course of business. Management, after consultation with its legal counsel, believes its positions to be meritorious. However, in the event that decisions are adverse, management does not believe the outcome of these matters would have a material effect on the consolidated financial statements.

      CONTINGENT PROFIT

      In conjunction with the sale in August 1998 of its interest in certain real estate, the Company entered into an agreement with the buyer wherein the Company is entitled to an additional contingent payment of $2.75 million plus a 10% cumulative return on the payment. The fee is due when the buyer has recovered its invested capital plus a 10% return. The Company also has a right to share in additional funds distributed above these returns. While the Company has recognized the gain from the sale, it has not recognized any income under the contingent payment provisions as of June 30, 2000.

      OTHER

      The Company has unconditionally guaranteed payment of a first mortgage on inventory sold in December 1999. As of June 30, 2000, $740,000 is outstanding under the mortgage.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
-------------------------------------------------------------------------------


14.   RELATED PARTY TRANSACTIONS

      Due to the nature of the following relationships, the terms of the respective agreements might not be the same as those that would result from transactions among wholly unrelated parties. All significant related party transactions require approval by the Company's board of directors.

      MANAGEMENT FEES

      Certain officers and executives of the Company own partnership interests in two office buildings. The Company provides management services to both partnerships for a fee. Management fees earned totaled $28,515 and $32,303 for the three month periods ended June 30, 2000 and 1999, respectively.

      During the three month periods ended June 30, 2000 and 1999, the Company provided management services to the Fortune House Condominium Association. The Company recorded as income $12,500, respectively, relating to the services performed.

15.   INFORMATION ABOUT THE COMPANY'S OPERATING SEGMENTS

      The Company has three reportable business segments, real estate services, telecom facilities management and telecom services. The real estate services segment develops, constructs and sells condominiums and engages in construction, development and management of other real estate projects. The telecom facilities management segment develops, manages and leases facilities catering primarily to the telecommunications industry. The telecom services segment represents investments related to telecommunications entities. The Company's reportable segments are strategic business operations that offer different products and services. They are managed separately because each business requires different expertise and marketing strategies.

      The accounting policies of the segments are the same as those described in significant accounting policies. Revenues generated among segments are recorded at rates similar to those recorded in third-party transactions. Transfers of assets and liabilities between segments are recorded at cost. The Company evaluates performance based on the segment's net operating results. The following presents information about reportable segments.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
-------------------------------------------------------------------------------



                                                                     TELECOM
         FOR THE THREE MONTHS ENDED       REAL ESTATE               FACILITIES               TELECOM
         JUNE 30, 2000                     SERVICES                 MANAGEMENT               SERVICES                     TOTAL
         --------------------------        --------                 ----------               --------                     -----
         Revenue                         $  1,749,375             $     75,407             $         --             $   1,824,782
         Loss from operations              (1,494,424)                (791,260)              (2,218,199)               (4,503,883)
         Net loss                          (2,411,048)                (791,260)              (2,295,097)               (5,497,405)

         1999
         ---------------------------
         Revenue                         $  5,474,949             $         --             $         --             $   5,474,949
         Loss from operations                (567,721)                      --                       --                  (567,721)
         Net loss                            (839,098)                      --                       --                  (839,098)

         ASSETS, AS OF
         ---------------------------
         June 30, 2000                   $ 31,767,866             $ 20,446,221             $ 55,844,428             $ 108,058,515
         March 31, 2000                    77,998,146                       --                       --                77,998,146


16.   SUBSEQUENT EVENT

      In August 2000, the Company acquired 80% of Spectrum Telecommunications Corp. ("Spectrum") common stock in exchange for (a) three million shares of the Company's common stock and (b) forgiveness of the outstanding balance due under the Company's line of credit to Spectrum. The Company has a further option for a period of 18 months from the date of exercise of the first option to acquire the balance of Spectrum's capital stock in exchange for $10 million or 1,500,000 shares of Fusion Telecommunications International, Inc. common stock. The Company does not currently own any Fusion shares. As of June 30, 2000, the Company had advanced $2.5 million to Spectrum under the line of credit.

                                     * * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the information contained in our Consolidated Financial Statements and elsewhere in this filing. The information is intended to facilitate an understanding and assessment of significant changes and trends related to our financial condition and results of operations.

         This report and other written reports and oral statements made from time to time by us may contain so-called "forward looking statements", all of which are subject to risks and uncertainties. You can identify these forward-looking statements by the use of words such as "expects", "plans", "will", "estimates", "forecasts", "projects" and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and development programs. You must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward-looking statements. Factors that might cause such a difference include, without limitation, relationships with the Company's partners, political instability in countries in which the Company does business, the Company's ability to obtain proper funding for its business plan, decline in demand for the Company's services or products, the effect of general economic conditions generally, factors affecting real estate development or telecommunications and other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings. These factors also could include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

OVERVIEW

         We are engaged in telecom services, telecom facilities management and real estate services. We were founded in 1982. On April 28, 2000, Terremark Holdings, Inc. completed a reverse merger with AmTec, Inc., a public company. Historical information of the surviving company is that of Terremark Holdings, Inc.

         Through an equity investment and other alliances, we provide long distance international telecommunication services, including telephony and data, to Asia and develop Internet Protocol (IP) fax services in Hong Kong, Guangdong Province and Taiwan.

         We have combined our expertise in telecommunications and real estate operations by developing and managing facilities used by telecommunications companies and internet service providers to house equipment and operate their business. Through our 80% owned subsidiary, ColoConnection, Inc., we plan to lease certain space within these facilities for build-out and sub-leasing to smaller carriers, Internet providers and web hosting companies.

         Our traditional commercial and mixed use development activities include concept development, acquisition of land, project design, equity and financing arrangement, construction, sales and leasing. We also develop and sell condominiums and condominium hotels under its Fortune House concept. Fortune House allows individual owners of condominium units to participate in a hotel-style rental program while not in residence.

         Under various service agreements, we currently manage commercial and residential property. Management activities include operations, maintenance, leasing and brokerage services.

         Real estate inventories consist of completed condominiums and condominiums under development. Real estate inventories, including capitalized interest and real estate taxes, are carried at the lower of cost or fair value determined by evaluation of individual projects. Acquisition, development and other indirect costs related to acquisition and development of real estate projects are capitalized. Interest and real estate taxes incurred relating to the construction of condominiums are capitalized during the active development period. The capitalized costs are relieved from inventory on the relative sales value method for each project as the related revenue is recognized. Real estate inventories do not include sales and marketing costs or the carrying costs of completed condominium units held for sale, which are expensed as incurred.

         Revenues from construction and development activities are recognized on a completed contract basis. The related profit is recognized in full when collectibility of the sale price is reasonably assured and the earnings process is substantially complete. Revenues and expenses related to the leasing, management, and financing activities are recognized at the time service is provided.

         Identifiable intangible assets consist primarily of certain rights, customer relationships and contracts. The identifiable intangible assets are amortized on the straight-line method over periods ranging from one to five years. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in conjunction with business acquisitions and is amortized on the straight-line basis over a five year period.

SUBSEQUENT EVENT

      In August 2000, we acquired 80% of Spectrum Telecommunications Corp. ("Spectrum") common stock in exchange for three million shares of our outstanding stock and forgiveness of the outstanding balance due under Spectrum's line of credit from us. Spectrum is a Miami, Florida based provider of telecommunications services with operations in Argentina, Brazil and Peru.


RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the percentage which certain items of income and expenditures bear to total revenue:

                                                 THREE MONTHS ENDED JUNE 30,
                                                ----------------------------
                                                   2000            1999
                                                  -------          -----

REVENUES:
Real estate sales.......................             35.9%          85.5%
Commission income.......................             18.2            2.2
Development fees........................             18.6            6.1
Management fees.........................             19.5            4.7
Construction fees.......................              7.8            1.5
                                                  -------          -----
    Operating Revenues..................              100            100

OPERATING EXPENSES:
Cost of real estate sold................             29.7           64.7
Construction expenses...................              6.9            1.0
General and administrative expenses.....            179.0           33.9
Sales and marketing expenses............             43.8           10.4
Depreciation and amortization expenses..             87.4            0.3
                                                  -------          -----
    Total Operating Expenses............            346.8          110.3

OPERATING INCOME                                   (246.8)         (10.3)




         Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

      REVENUE. Revenue from real estate sales decreased $4 million, or 85.1%, from $4.7 million for the three months ended June 30, 1999 to $0.7 million for the three months ended June 30, 2000. Revenue for the three months ended June 30, 1999 is attributable to the sale of 24 condominium units. Only three units were sold during the comparable period in 2000. The decrease resulted from fewer units being available for sale. Commission income earned from lease signings increased $211,000 or 173.0%, from $122,000 for the three months ended June 30, 1999 to $333,000 for the three months ended June 30, 2000, due to the timing of lease renewals. Management fees charged with respect to the management of commercial and residential property increased $100,000, or 39.2%, from $255,000 for the three months ended June 30, 1999 to $355,000 for the three months ended June 30, 2000. The increase is a result of the acquisition of various office and telecom building management contracts. Construction fees increased $58,000, or 68.2%, from $85,000 for the three months ended June 30, 1999 to $143,000 for the three months ended June 30, 2000. The increase is attributable to the increase in the number of third party construction projects being managed. Dividends on redeemable preferred stock was $104,417 for the three months ended June 30, 1999 compared to $35,000 for the three months ended June 30, 2000. The preferred stock was converted to shares of our common stock on April 28, 2000. No revenues are realized in either period from our telecom facilities management or telecom services segments.

      COST OF REAL ESTATE SOLD. Cost of real estate sold decreased by $3.0 million, or 85.7%, from $3.5 million for the three months ended June 30, 1999 to $0.5 million for the three months ended June 30, 2000, which is attributable to the decrease in condominium units sold.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 73.7% from approximately $1.9 million for the three months ended

June 30, 1999 to approximately $3.3 million for the three months ended June 30, 2000. This increase is attributable to additional operating expenses related to AmTec and T-Rex operations subsequent to their acquisition.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses increased from $569,000 for the three months ended June 30, 1999 to $800,000 for the three months ended June 30, 2000, representing an increase of 40.6%. Sales and marketing expenses were incurred in connection with the promotion of sales of condominium units. For the three months ended June 30, 1999, Terremark was marketing one condominium project compared to two during the three months ended June 30, 2000.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased from $17,000 for the three months ended June 30, 1999 to $1.6 million for the three months ended June 30, 2000. The increase resulted primarily from amortization of intangible assets associated with the merger with AmTec and the acquisition of both T-Rex and Post Shell.

         INTEREST INCOME. Interest income increased from $4,000 for the three months ended June 30, 1999 to $163,000 for the three months ended June 30, 2000, due to an increase of approximately $28.1 million in cash resulting from the sale of approximately 68.7 million common shares.

         OTHER INCOME. Other income decreased from $60,000 for the three months ended June 30, 1999 to $(703,000) for the three months ended June 30, 2000. This decrease is primarily the result of operating costs, including interest expense, associated with Terremark Centre, prior to sale. These costs are considered non-recurring.

         NET LOSS. Overall net loss increased from $(839,000) for the three months ended June 30, 1999 to $(5.5) million for the three months ended June 30, 2000. This was primarily due to the decrease in net revenues from the sale of condominiums, amortization of identifiable intangibles and goodwill and the additional operating expenses related to AmTec and T-Rex operations subsequent to their acquisition.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows provided by operations for the three months ended June 30, 1999 was $2.2 million compared to cash used in operations of $6.9 million for the three months ended June 30, 2000, a decrease of $9.1 million. The decrease in cash flows resulted primarily from the net loss.

         Cash flows used in investing activities for the three months ended June 30, 1999 was $30,000 compared to $53.5 million provided by investing activities for the three months ended June 30, 2000, an increase in cash flow of $53.5 million. Cash flows from investing activities increased primarily due to the sale of Terremark Centre accounted for as real estate held for sale.

         Cash flows used in financing activities for the three months ended
June 30, 1999 was $1.8 million compared to cash flows used by financing activities of $38.7 million for the three months ended June 30, 2000, an increase of $36.9 million. The increase resulted primarily from the repayment of debt of approximately $68.4 million, partially offset by $28.1 million provided from the sale of common stock.

         In April 2000, the Company purchased, for $3.5 million, a 26.9% ownership interest in Boca Technology Center, LLC, an entity formed for the purpose of acquiring and operating the property formerly known as Blue Lake Technology Center, a 1,770,000 square foot mixed use facility in Boca Raton, Florida.

         In March 2000, the Company purchased, for $447,930, a 19.8% membership interest in Cleveland Technology Center, LLC, an entity formed for the purpose of acquiring and operating the property formerly known as The Cleveland Technology Center, a 475,000 square foot mixed use facility in Cleveland, Ohio.

         Historically, we have met our capital requirements primarily through debt financing and operating cash flow. Debt financing primarily includes the following three loans: (1) loan from a commercial lender, secured by a first mortgage on real estate which has been reduced from $5.6 million at June 30,1999 to $2.1 million at June 30, 2000; (2) a $7.5 million line of credit from a commercial lender, secured by a first mortgage on real estate with approximately $2.0 million outstanding at June 30, 2000; (3) an unsecured loan from a corporation with a balance at June 30, 2000 of approximately $1.5 million.

         On July 25, 2000, we borrowed $7.5 million from an individual secured by a first mortgage on certain real estate inventory. The loan accrues interest at 12.0% per annum, payable monthly and matures on March 1, 2001. In conjunction with the new loan, we cancelled our $7.5 million line of credit with a financial institution and are actively negotiating to reinstate the line of credit on an unsecured basis.

         We believe that our cash and cash equivalents, borrowing capacity and access to other financing sources will be adequate to meet our anticipated short-term and long-term liquidity requirements, including scheduled debt repayments and capital expenditures.

         In conjunction with our recent acquisitions, we have assumed operating lease commitments and other debt obligations. We may need to raise additional funds or obtain third party financing to support our expansion and development activities. Although we believe that financing is available, there can be no assurance that we will be able to obtain the same, or if available, that the terms will be acceptable.

INFLATION

         The general rate of inflation in the United States has been insignificant over the past several years and has not had a material impact on our results of operations. As we expand international operations, inflation rates in those countries could impact our results of operations.

MARKET RISK

         We have not entered into any financial instruments for trading or hedging purposes.

         We are not exposed to fluctuations in foreign currencies relative to the U.S. dollar. As we expand international operations, we anticipate we will be exposed to such fluctuations. We may enter into hedging instruments to mitigate any potential exposure.

         The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses is a reasonable approximation of their fair value,

         Economic, interest rates and other conditions greatly impact the real estate market. It is possible that our operations will not generate income sufficient to meet our operating expenses or will generate income and capital appreciation, if any, at a rate less than that anticipated or available through comparable real estate or other investments.

         The real estate industry is cyclical and affected by changes in general and local economic and other conditions including employment levels, demographic considerations, availability of financing, interest rate levels, consumer confidence and real estate demand. In addition, developers are subject to various risks, many of them outside their control including competitive overbuilding, availability and cost of property, materials and labor, adverse weather conditions which cause delays in construction schedules, cost overruns, changes in government regulations pertaining to building standards or environmental matters, increase in real estate taxes and other local government fees and acts of God, such as hurricanes and floods.

         We cannot predict whether interest rates will be at levels attractive to prospective tenants or buyers and any increase in interest rates could affect our business adversely.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FASB 133), "Accounting for Derivative Instruments and Hedging Activities," which becomes effective and is required to be adopted in years beginning after June 15, 2000. FASB 133 requires all derivatives to be recorded in the balance sheet at fair value. FASB 133 establishes the accounting procedures for hedges that will affect the timing of recognition and the manner in which hedging gains and losses are recognized in Terremark's financial statements. Derivatives that are not hedges must be adjusted to fair value through income. If derivatives are hedges, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or will be recognized in other comprehensive income until the hedged item is recognized in earnings. Terremark has no derivative instruments.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         As part of the merger between AmTec, Inc. and Terremark Holdings, Inc., a total of 78,308,842 of our common shares were issued to the holders of Terremark common stock. In addition, pursuant to a stock purchase agreement, Vistagreen Holdings (Bahamas), Ltd., Paradise Stream (Bahamas) Limited and Moraine Investments, Inc. purchased a total of 68,520,236 of our common shares for $28.1 million. The transactions were completed on April 28, 2000. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

         On May 31, 2000, the Company issued 8 million shares of Common Stock in exchange for the assets and assumption of liabilities of Telecom Routing Exchange Developers, Inc. The shares were issued pursuant to
         Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

         On June 22, 2000, the Company issued 3 million shares of Common Stock in exchange for the outstanding shares of Post Shell Technology Contractors, Inc. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On April 28, 2000, a special meeting of the stockholders of the Company was held to approve the merger of Terremark Holdings, Inc. with and into AmTec, Inc. and the sale of shares to Vistagreen pursuant to a Stock Purchase Agreement. Set forth below are the number of votes cast for and against the proposal, together with the number of abstentions and broker non votes with respect to merger and the Stock Purchase Agreement.

         Merger:
                                                       Abstentions and
           For                      Against            Broker Non Votes
           ---                      -------            ----------------

        21,206,599                  67,053                  54,610

        Stock Purchase Agreement:
                                                       Abstentions and
           For                      Against            Broker Non Votes
           ---                      -------            ----------------

        21,184,344                  76,326                  67,592


ITEM 5.  OTHER INFORMATION.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  27.1     Financial Data Schedule

         (b)      Reports of Form 8-K:

                  The Company filed a form 8-K for the change in the Company's certifying accountant on May 3, 2000. No financial statements of the Company were included with the 8-K.

                  The Company filed a form 8-K for the change in control of the Company on May 15, 2000. Financial statements and pro forma financial statements were included with the 8-K.

                  The Company filed a form 8-K for the entering into a contract to acquire 80% of Spectrum Telecommunications Corp. in exchange for shares of the Company on June 30, 2000. No financial statements of the Company were included with the 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Terremark Worldwide, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            TERREMARK WORLDWIDE, INC.

DATE:  August 14, 2000            By: /s/ MANUEL D. MEDINA
                                     ------------------------------------------
                                      Manuel D. Medina, Chairman of the Board,
                                      Chief Executive Officer
                                      (Principal Executive Officer)

DATE:  August 14, 2000            By: /s/ IRVING A. PADRON
                                     ------------------------------------------
                                      Irving A. Padron, Chief Financial Officer
                                      (Principal Financial Officer)