Form 10-Q
period 2000-09-30
TERREMARK WORLDWIDE INC
filed 2000-11-14
CIK 912890

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
   FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                        COMMISSION FILE NUMBER: 0-22520

                           TERREMARK WORLDWIDE, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                           52-1981922
(State or Other Jurisdiction of  (I.R.S. Employer Identification No.)
Incorporation or Organization)

                             2601 S. BAYSHORE DRIVE
                              MIAMI, FLORIDA 33133
             (Address of Principal Executive Offices and Zip Code)

                                 (305) 856-3200
              (Registrant's Telephone Number, Including Area Code)

                                  AMTEC, INC.
                          (Former Name of Registrant)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]     No  [ ]

     The registrant had 200,372,179 shares of common stock, $0.001 par value, outstanding as of November 10, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           TERREMARK WORLDWIDE, INC.

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I    FINANCIAL INFORMATION.......................................      2

          ITEM 1.  Financial Statements...............................      2

          Condensed Consolidated Balance Sheets as of September 30,
          2000 (unaudited) and March 31, 2000.........................      2

          Condensed Consolidated Statements of Operations for the
          Three and Six Months Ended September 30, 2000 and 1999
          (unaudited).................................................      3

          Condensed Consolidated Statement of Changes in Stockholders'
          Equity for the Six Months Ended September 30, 2000
          (unaudited).................................................      4

          Condensed Consolidated Statements of Cash Flows for the Six
          Months Ended September 30, 2000 and 1999 (unaudited)........      5

          Notes to Condensed Consolidated Financial Statements
          (unaudited).................................................      6

          ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................     14

PART II   OTHER INFORMATION...........................................     22

          ITEM 2.  Changes in Securities and Use of Proceeds..........     22

          ITEM 4.  Submission of Matters to a Vote of Security
          Holders.....................................................     22

          ITEM 6.  Exhibits and Reports on Form 8-K...................     23

          SIGNATURES..................................................     24

                        PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,    MARCH 31,
                                                                  2000           2000
                                                              -------------   -----------
                                                               (UNAUDITED)
                                         ASSETS
Cash and cash equivalents...................................  $  5,291,282    $ 3,391,977
Restricted cash.............................................        30,000        506,776
Accounts receivable.........................................     1,719,146        777,307
Contracts receivable........................................     4,161,538             --
Real estate inventories.....................................    12,779,042     11,797,306
Investment in affiliates....................................     1,564,555             --
Investments in unconsolidated entities......................     6,050,249             --
Notes receivable............................................       869,013      2,755,413
Property, plant and equipment, net of accumulated
  depreciation of $557,402 and $133,943, respectively.......     8,985,614      1,010,735
Other assets................................................     5,930,379      1,977,373
Identifiable intangible assets and goodwill, net of
  accumulated amortization of $5,175,594 and $-0-,
  respectively..............................................    83,614,533             --
Real estate held for sale...................................            --     55,781,259
                                                              ------------    -----------
          Total assets......................................  $130,995,351    $77,998,146
                                                              ============    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable...............................................  $ 17,539,361    $72,784,079
Trade payables..............................................    11,465,742      4,083,039
Capital lease obligations and other liabilities.............     2,861,247        581,683
Interest payable............................................       656,494         72,914
                                                              ------------    -----------
          Total liabilities.................................    32,522,844     77,521,715
                                                              ------------    -----------
Minority interest...........................................       274,745
Convertible preferred stock: $1 par value, -0- and 4,176,693
  shares authorized, issued and outstanding, respectively...            --      4,176,693
Series G convertible preferred stock: $.001 par value, 20
  and -0- shares authorized, issued and outstanding,
  respectively..............................................             1             --
Common stock: $.001 par value, 300,000,000 shares
  authorized; 200,372,179 and 70,685,845 shares issued and
  outstanding, respectively.................................       200,372         70,686
Paid in capital.............................................   125,292,429      7,954,010
Retained deficit............................................   (28,958,419)   (11,724,958)
Common stock warrants.......................................     1,665,398             --
Accumulated other comprehensive income......................        (2,019)            --
Commitments and contingencies (Note 8)
                                                              ------------    -----------
          Total stockholders' equity........................    98,197,762        476,431
                                                              ------------    -----------
          Total liabilities and stockholders' equity........  $130,995,351    $77,998,146
                                                              ============    ===========

   The accompanying notes are an integral part of these interim consolidated financial statements.

                   TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                        FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                        ---------------------------   ----------------------------
                                            2000           1999           2000            1999
                                        ------------    -----------   -------------    -----------
                                                (UNAUDITED)                   (UNAUDITED)
Revenues
  Telecom services....................  $    500,699    $        --   $    500,699     $        --
  Real estate sales...................     1,061,067      3,435,227      1,715,542       8,116,793
  Commission income...................       536,777          8,197        869,558         130,081
  Development and construction fees...       510,890        351,667        867,188         683,334
  Management fees.....................       571,677        385,232        926,568         640,242
  Construction contracts..............     5,315,802          5,782      5,442,139          90,604
                                        ------------    -----------   ------------     -----------
       Operating revenues.............     8,496,912      4,186,105     10,321,694       9,661,054
                                        ------------    -----------   ------------     -----------
Expenses
  Cost of telecom services............       658,930             --        658,930              --
  Cost of real estate sold............       893,017      3,541,313      1,434,496       7,082,888
  Construction contract expenses......     4,956,987             --      5,083,324          57,271
  General and administrative
     expenses.........................     8,824,069        687,811     12,091,142       2,545,767
  Sales and marketing expenses........     1,493,597        421,472      2,293,301         990,000
  Depreciation and amortization.......     4,006,011         23,160      5,600,083          40,500
                                        ------------    -----------   ------------     -----------
       Operating expenses.............    20,832,611      4,673,756     27,161,276      10,716,426
                                        ------------    -----------   ------------     -----------
  Loss from operations................   (12,335,699)      (487,651)   (16,839,582)     (1,055,372)
                                        ------------    -----------   ------------     -----------
Other income (expense)
  Equity in losses of affiliate.......       (30,194)            --       (203,749)             --
  Interest income.....................       164,245         95,221        327,502          99,696
  Interest expense....................       (91,720)      (187,441)      (337,186)       (418,816)
  Other (expense) income..............       356,751         29,463       (346,201)         89,403
  Dividend on preferred stock.........            --       (104,418)       (34,806)       (208,835)
  Minority interest...................       200,561             --        200,561              --
                                        ------------    -----------   ------------     -----------
          Total other income
            (expense).................       599,643       (167,175)      (393,879)       (438,552)
                                        ------------    -----------   ------------     -----------
  Loss before income taxes............   (11,736,056)      (654,826)   (17,233,461)     (1,493,924)
Income taxes
  Current tax expense.................            --             --             --              --
  Deferred tax expense................            --             --             --              --
                                        ------------    -----------   ------------     -----------
          Total income tax expense....            --             --             --              --
                                        ------------    -----------   ------------     -----------
  Net loss............................  $(11,736,056)   $  (654,826)  $(17,233,461)    $(1,493,924)
                                        ============    ===========   ============     ===========
  Basic and diluted loss per common
     share............................  $      (0.06)   $     (0.01)  $      (0.10)    $     (0.02)
                                        ============    ===========   ============     ===========
  Weighted average common shares
     outstanding......................   198,806,847     70,685,845    176,721,613      70,685,845
                                        ============    ===========   ============     ===========

   The accompanying notes are an integral part of these interim consolidated financial statements.

                   TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                       STOCKHOLDERS' EQUITY
                                  ----------------------------------------------------------------------------------------------
                                                    COMMON STOCK
                                                  PAR VALUE $.001                                    ACCUMULATED
                                               ----------------------    ADDITIONAL      COMMON         OTHER
                                  PREFERRED      ISSUED                   PAID-IN        STOCK      COMPREHENSIVE     RETAINED
                                    STOCK        SHARES       AMOUNT      CAPITAL       WARRANTS       INCOME         DEFICIT
                                  ----------   -----------   --------   ------------   ----------   -------------   ------------
Balance at March 31, 2000.......  $4,176,693    70,685,845   $ 70,686   $  7,954,010   $       --      $    --      $(11,724,958)
Effect of AmTec merger:
  Conversion of preferred
    stock.......................  (4,176,693)    7,853,985      7,854      4,168,839           --           --                --
  Assumption of AmTec equity....           1    38,289,500     38,289     46,923,782    1,687,038           --                --
Sale of common stock............          --    68,722,349     68,722     28,054,203           --           --                --
Common stock issued in
  acquisitions..................          --    14,412,500     14,413     37,531,045           --           --                --
Exercise of warrants............          --        54,000         54        190,161      (21,640)          --                --
Exercise of stock options.......          --       354,000        354        470,389           --           --                --
Foreign currency translation....          --            --         --             --           --       (2,019)               --
Net loss........................          --            --         --             --           --           --       (17,233,461)
                                  ----------   -----------   --------   ------------   ----------      -------      ------------
Balance at September 30, 2000
  (unaudited)...................  $        1   200,372,179   $200,372   $125,292,429   $1,665,398      $(2,019)     $(28,958,419)
                                  ==========   ===========   ========   ============   ==========      =======      ============

   The accompanying notes are an integral part of these interim consolidated financial statements.

                   TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE SIX MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------    -----------
                                                                      (UNAUDITED)
Cash flows from operating activities:
  Net loss..................................................  $(17,233,461)   $(1,493,924)
  Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities
     Depreciation...........................................       308,191         29,335
     Amortization of loan costs to interest expense.........       102,514         63,729
     Amortization of capital lease..........................        22,688         11,165
     Amortization of intangible assets and goodwill.........     5,269,204             --
     Minority interest in loss of subsidiary................       274,745             --
     Equity in losses of affiliate..........................       203,749             --
     Foreign currency translation...........................        (2,019)            --
     (Increase) decrease in:
       Real estate inventories:
          Additions to real estate inventories..............    (1,779,741)      (851,417)
          Capitalized interest and real estate taxes........      (472,481)        (1,485)
          Cost of real estate inventories sold..............     1,270,486      6,476,288
       Restricted cash......................................       506,776          2,074
       Accounts receivable..................................     2,338,117       (211,758)
       Contracts receivable.................................    (4,161,538)            --
       Notes receivable.....................................       883,660        118,484
       Other assets.........................................    (3,057,637)         7,857
     Increase (decrease) in:
       Trade payable and other liabilities..................     1,885,034       (683,272)
       Interest payable.....................................       583,580        187,349
                                                              ------------    -----------
          Net cash (used in) provided by operating
            activities......................................   (13,058,133)     3,654,425
                                                              ------------    -----------
Cash flows from investing activities:
  Purchase of fixed assets..................................    (2,585,326)       (46,558)
  Investment in affiliate...................................      (361,914)            --
  Investment in unconsolidated entities.....................    (4,049,070)            --
  Proceeds from sale of Terremark Centre....................    55,781,259             --
  Cash acquired in acquisitions.............................     2,368,273             --
                                                              ------------    -----------
          Net cash provided by (used in) investing
            activities......................................    51,153,222        (46,558)
                                                              ============    ===========
Cash flows from financing activities:
  New borrowings............................................    10,262,403      2,230,000
  Payments on loans.........................................   (75,220,430)    (4,373,059)
  Exercise of stock options.................................       470,743             --
  Sale of common stock......................................    28,122,925             --
  Warrants..................................................       168,575             --
  Cash overdraft............................................            --        (44,704)
                                                              ------------    -----------
          Net cash used in financing activities.............   (36,195,784)    (2,187,763)
                                                              ------------    -----------
          Net increase in cash..............................     1,899,305      1,420,104
Cash and cash equivalents at beginning of period............     3,391,977      2,808,033
                                                              ------------    -----------
Cash and cash equivalents at end of period..................  $  5,291,282    $ 4,228,137
                                                              ============    ===========
SUPPLEMENTAL DISCLOSURE:
Interest paid (net of amount capitalized)...................  $    312,320    $   418,816
                                                              ============    ===========
Taxes paid..................................................  $         --    $        --
                                                              ============    ===========
Assets acquired under capital lease.........................  $     71,778    $    93,970
                                                              ============    ===========

See Note 2 in the accompanying notes for additional discussion of non-cash acquisitions.

   The accompanying notes are an integral part of these interim consolidated financial statements.

                   TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     A summary of the significant accounting principles and practices used by the Company in preparing its consolidated financial statements follows.

BASIS OF FINANCIAL STATEMENT PRESENTATION

     These condensed consolidated financial statements as of September 30, 2000 and March 31, 2000, and for the three and six month periods ended September 30, 2000 and 1999 are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of Terremark Worldwide, Inc. and its subsidiaries (collectively, "Terremark" or the "Company"). These statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. All adjustments are of a normal recurring nature. The results of operations for the six months ended September 30, 2000 are not necessarily indicative of the results for the entire year ending September 30, 2000. The comparative balances of March 31, 2000 were derived from the Company's annual financial statements, which were subject to an independent audit. These statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements included in Terremark's Amendment No. 1 to Form S-3 (File No. 333-37060) as of June 30, 2000 and March 31, 2000 and for the three-month periods ended June 30, 2000 and 1999 as filed with the SEC on September 1, 2000. Results of operations for the interim periods are not necessarily indicative of results for the entire fiscal year.

     The Company's consolidated financial statements include the accounts of the Company's wholly and majority-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior periods' financial statements to conform to current presentation.

REVENUE AND PROFIT RECOGNITION

     Revenues from telecommunication services are recognized as services are provided.

     Revenues from telecom facilities management are recognized as earned.

     Revenues from construction contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. This method is used because management considers cost incurred to be the best measure of progress on these contracts. The average duration of a construction contract is 1-2 years.

     Contract costs include all direct material and labor costs and indirect costs related to contract performance such as indirect labor, supplies, tools, repairs and depreciation. General and administrative costs are charged to expense as incurred.

     Provisions for estimated losses on uncompleted contracts are made in the period in which losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions can be reasonably estimated. Accordingly, it is possible that

                   TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES the Company's current estimates relating to completion cost and profitability of its uncompleted contract will vary from actual results.

     Billings in excess of costs and estimated earnings on uncompleted contracts are classified as other liabilities and represent billings in excess of revenues recognized.

OTHER COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1,1998. Accordingly, gains and losses on translation of accounts of the Company's non-U.S. operations are accumulated and reported as a component of accumulated other comprehensive income in stockholders' equity. At September 30, 2000 and 1999, the Company had an other comprehensive loss of $2,019 and $0, respectively.

2. ACQUISITIONS:

AMTEC, INC.

     On April 28, 2000, the predecessor to the Company, Terremark Holdings, Inc.
(THI) merged with and into AmTec, Inc., a publicly traded international telecommunications and services company, pursuant to an agreement dated November 24, 1999 and approved by the stockholders of AmTec on April 28, 2000 ("AmTec merger"). As a result of the merger, each share of THI common stock was converted into approximately 63 shares of the Company's common stock. The stockholders' equity in the historical financial statements reflects this conversion as if it had occurred at the beginning of each period.

     The AmTec merger was accounted for using the purchase method of accounting, with THI treated as the acquirer for accounting purposes. As a result, the assets and liabilities of THI are recorded at historical values and the assets and liabilities of AmTec are recorded at their estimated fair values at the date of the merger. The purchase price was based on market capitalization of AmTec using $0.99 per AmTec common share, the average closing price of AmTec shares, for a period immediately before and after the proposed announcement on November 9, 1999 of the AmTec merger, plus certain merger related costs.

     The following unaudited condensed results of operations for the six months ended September 30, 2000 and 1999 were prepared assuming the merger occurred on April 1, 2000 and 1999, respectively.

                                                            FOR THE SIX MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                           ---------------------------
                                                               2000           1999
                                                           ------------    -----------
Revenue..................................................  $ 10,322,000    $ 9,661,000
Net loss.................................................  $(18,080,000)   $(8,167,000)
Basic and diluted net loss per share.....................  $      (0.09)   $     (0.05)

     The amounts for the six months ended September 30, 2000 include AmTec's actual results for the period April 1, 2000 to April 28, 2000. The amounts for the six months ended September 30, 1999 include AmTec's actual results for the six months ended September 30, 1999. In preparing the pro forma information, various assumptions were made. This information is not necessarily indicative of what would have occurred had these transactions occurred as of April 1, 2000 and 1999, nor is it indicative of the results of future combined operations.

OTHER ACQUISITIONS

     During the quarter ended September 30, 2000, the Company acquired three businesses. The Company accounted for each acquisition as a purchase. When consideration included common stock, its value was determined using the average closing price of the Company's stock for a period immediately before and after

                   TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES each acquisition's announcement. The effect of each acquisition individually and in the aggregate on the Company's consolidated financial statements was not material. The acquisitions are as follows:

  Spectrum Telecommunications

     On August 9, 2000, the Company acquired an 80% ownership interest in Spectrum Telecommunications, Inc. ("Spectrum") through issuing 3.0 million shares of common stock. Spectrum is a provider of telecommunication services in Latin America. As part of the Spectrum acquisition, the Company has an option to acquire the remaining 20% of Spectrum.

  IXS.NET

     On August 14, 2000, the Company acquired 100% of IXS.NET ("IXS"), a private IP fax services provider in Asia, by issuing 412,500 shares of common stock and transferring a 7.55% ownership interest in the Company's subsidiary, Asia Connect.

  Asia Connect

     In September 2000, the Company completed its acquisition of a controlling interest in Asia Connect L.L.C. (Asia Connect). Asia Connect is developing unified messaging services in Asia. At September 30, 2000 the Company owned 92.45% of Asia Connect.

     Acquisitions during the three-month period ended September 30, 2000 are summarized as follows:

                                                   SPECTRUM       IXS.NET     ASIA CONNECT
                                                  -----------   -----------   ------------
Assets:
  Cash and cash equivalents.....................  $   247,130   $    26,945   $    29,925
  Accounts receivable...........................      531,712       184,902            --
  Furniture and equipment.......................    5,352,923       161,694        55,866
  Other assets..................................      900,939        95,710       293,030
  Goodwill......................................   18,192,975     4,052,444     6,770,179
  Reclassification of options...................           --    (2,400,000)   (6,500,000)
                                                  -----------   -----------   -----------
          Total assets acquired.................  $25,225,679   $ 2,121,695   $   649,000
                                                  ===========   ===========   ===========
Liabilities
  Notes payable.................................  $10,531,229   $    29,896   $   150,000
  Trade payable and other liabilities...........    1,693,463       320,904            --
                                                  -----------   -----------   -----------
          Total liabilities assumed.............   12,224,692       350,800       150,000
  Minority interest.............................      475,306            --            --
Issuance of common stock........................   12,039,000     1,576,458            --
Estimated merger costs and other................      486,681       194,437       499,000
                                                  -----------   -----------   -----------
                                                  $25,225,679   $ 2,121,695   $   649,000
                                                  ===========   ===========   ===========

     Some allocations are based on studies and valuations, which are being finalized. Management does not believe that the final purchase price allocation will produce materially different results than those reflected herein.

                   TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

3. CONTRACTS RECEIVABLE:

     Contracts receivable consist of the following:

                                                              SEPTEMBER 30,   MARCH 31,
                                                                  2000          2000
                                                              -------------   ---------
                                                               (UNAUDITED)
Completed contracts.........................................   $  799,806     $     --
Contracts in progress.......................................    2,681,854           --
Retainage...................................................      709,878           --
                                                               ----------     --------
                                                                4,191,538           --
Less: allowance for doubtful collection.....................      (30,000)          --
                                                               ----------     --------
                                                               $4,161,538           --
                                                               ==========     ========

5. REAL ESTATE INVENTORIES:

     Real estate inventories consist of the following:

                                                              SEPTEMBER 30,    MARCH 31,
                                                                  2000           2000
                                                              -------------   -----------
                                                               (UNAUDITED)
Work in progress............................................   $10,685,892    $ 8,566,697
Completed inventories.......................................     2,093,150      3,230,609
                                                               -----------    -----------
                                                               $12,779,042    $11,797,306
                                                               ===========    ===========

5. OTHER ASSETS:

     Other assets consist of the following:

                                                              SEPTEMBER 30,   MARCH 31,
                                                                  2000           2000
                                                              -------------   ----------
                                                               (UNAUDITED)
Prepaid expenses and other..................................   $3,746,974     $1,057,340
Loan costs, net of accumulated amortization of $1,347,572
  and $1,095,595............................................      116,969        368,946
Prepaid investment costs....................................    1,638,436        410,591
Option agreement............................................      428,000
Reimbursable construction costs and other expenses..........           --        140,496
                                                               ----------     ----------
                                                               $5,930,379     $1,977,373
                                                               ==========     ==========

                   TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

6. NOTES RECEIVABLE:

     Notes receivable consist of the following:

                                                              SEPTEMBER 30,   MARCH 31,
                                                                  2000           2000
                                                              -------------   ----------
                                                               (UNAUDITED)
Note receivable from a corporation, $200,000 principal,
  interest accrues annually at 8%. Interest and principal
  due upon demand...........................................    $228,669      $  220,647
Note receivable from a corporation, $360,000 principal,
  collateralized by a second lien on condominium units,
  interest accrues annually at 9%. Interest and principal
  due August 27, 2002.......................................     385,565         369,321
Note receivable from a corporation, $254,194 principal,
  interest accrues daily at prime plus 1%. Interest and
  principal due October 10, 2000............................     254,779              --
$3,000,000 million line of credit to Spectrum
  Telecommunications Corp., $0 and $1,000,000 principal
  outstanding, respectively, interest accrues annually at
  10%.......................................................          --       1,002,740
Notes receivable from AmTec, Inc., $1,125,000 principal,
  interest accrues annually at 10%. Interest and principal
  due July 1, 2000..........................................          --       1,162,705
                                                                --------      ----------
                                                                $869,013      $2,755,413
                                                                ========      ==========

7. NOTES PAYABLE:

     Notes payable consist of the following:

                                                              SEPTEMBER 30,    MARCH 31,
                                                                  2000           2000
                                                              -------------   -----------
                                                               (UNAUDITED)
Note payable to a commercial lender, collateralized by a
  first mortgage on real estate. Principal payable in
  installments as condominium units are sold. Interest
  accrues at prime, payable through an interest reserve.
  Principal and unpaid interest due November 2000, with an
  option for two six month extensions. Guaranteed by a
  shareholder...............................................   $ 1,110,078    $ 2,681,998
Note payable to a corporation in seventy-five monthly
  installments of principal and interest beginning January
  1, 1999. Interest accrues at 9.5%.........................       263,032        272,397
Balloon note payable to a corporation, interest accrues at
  15%. Principal and interest due April 18, 2002............     1,500,000             --
Note payable to an individual, collateralized by a first
  mortgage on land , interest accrues at 12% and is payable
  monthly. Outstanding principal balance is due March 1,
  2001......................................................     7,500,000             --
Note payable to a vendor, collateralized by subscriber
  communication units and equipment interest accrues at
  LIBOR + 1%, principal and interest are payable in varying
  semiannual installments through October 2001..............       373,800             --

                   TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

                                                              SEPTEMBER 30,    MARCH 31,
                                                                  2000           2000
                                                              -------------   -----------
                                                               (UNAUDITED)
Note payable to a vendor, collateralized by
  telecommunications equipment and infrastructure, interest
  accrues at 7.5%, principal and interest are payable in
  varying installments through July 2004....................       746,908             --
Note payable to a vendor, collateralized by certain
  telecommunications equipment, interest accrues at 11%,
  interest and principal are payable monthly through
  November 2001.............................................       411,714             --
Note payable to a vendor, collateralized by certain ,
  telecommunication equipment, interest accrues at 11%,
  interest and principal are payable monthly through June
  2002......................................................     1,262,403             --
Notes payable to an individual, accrues interest at 8%, with
  principal and interest due monthly through March 2001.....       246,695             --
$2.25 million line of credit facility with a financial
  institution, collateralized by (1) certain assets and
  personal guarantees of a stockholder of the Company and
  certain executives of the Company and (2) a corporate
  guaranty. Interest accrues at 1% over prime, payable
  monthly, with principal balance due December 2000.........     2,250,000             --
Notes payable to individuals bearing interest at 8%, with
  principal and interest payable monthly through March
  2001......................................................       374,731             --
Notes payable to an executive of the Company, secured by
  certain investments held in escrow. Interest accrues at
  4.75% over prime, principal and interest due on demand. As of September 30, 2000, the Company had recorded interest
  payable of $349,905 to such executive.....................     1,500,000             --
$15 million line of credit facility with a financial
  institution, collateralized by a first mortgage on real
  estate. Interest accrues at 1% over prime, payable
  monthly. Line of credit reduced to $7.5 million in 2000
  and cancelled in July 2000................................            --     14,631,700
Notes payable to a financial institution, collateralized by
  a first mortgage on Terremark Centre and all future rents
  of the property. Principal and interest payable monthly
  based on a 20-year amortization at 7.74% until May 15,
  2001 and at an adjustable rate thereafter. Remaining
  principal and interest due the earlier of demand or May
  15, 2006..................................................            --     28,100,084
Notes payable to a corporation, collateralized by the
  partnership interests of Terremark Centre, Ltd. Principal, together with the greater of (a) all accrued and unpaid
  interest at a rate of 7%, beginning December 22, 1999 or
  (b) a minimum interest payment of $1,000,000, due upon
  sale of Terremark Centre..................................            --     27,097,900
                                                               -----------    -----------
                                                               $17,539,361    $72,784,079
                                                               ===========    ===========

     In the quarter ended September 30, 2000, the Company obtained a $5 million line of credit facility with a financial institution collateralized by the Company's assets. Interest accrues at 1% over prime, payable monthly. Outstanding balances and unpaid interest are due upon demand. During the quarter, the Company

                   TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES obtained two $750,000 letters of credit under this facility to collateralize two leases, one lease for additional office space and the other for a colocation site.

     Interest expense of $67,700 and $187,441, net of amounts capitalized to real estate inventories totaling $214,218 and $-0-, was recognized during the three months ended September 30, 2000 and 1999, respectively.

8. COMMITMENTS AND CONTINGENCIES:

     The Company has unconditionally guaranteed payment of a first mortgage on inventory sold in December 1999. As of September 30, 2000, $340,000 is outstanding under the mortgage.

     In September 2000, ColoConnection signed a 20-year lease for a 45,000 square foot facility in Santa Clara, California. This colocation facility, which is ColoConnection's first site, is currently being renovated and will provide finished space for multiple parties' telecommunications equipment. Upon completion this facility will contain more than 1,200 racks and is estimated to be operational in early calendar 2001. The Company has guaranteed ColoConnection's obligations under that lease.

9. RELATED PARTY TRANSACTIONS:

MANAGEMENT FEES

     Certain officers and executives of the Company own partnership interests in one and two office buildings in 2000 and 1999, respectively. The Company provides management and construction services to both partnerships for a fee. Management and construction fees earned totaled $91,132 and $128,090 for the six-month periods ended September 30, 2000 and 1999, respectively.

     During the six-month periods ended September 30, 2000 and 1999, the Company provided management services to the Fortune House Condominium Association. The Company recorded as income $25,000 for each period relating to the services performed.

     Certain employees of the Company own an office building in which the Company rents space. Rent paid to these employees totaled $22,500 and $0 for the six-month periods ending September 30, 2000 and 1999, respectively.

10. INFORMATION ABOUT THE COMPANY'S OPERATING SEGMENTS:

     The Company has three reportable business segments, telecom services, telecom facilities management and real estate services. The telecom services segment provides Internet and telecommunications infrastructure and managed services. The telecom facilities management segment develops, manages and leases facilities catering primarily to the telecommunications industry. The real estate services segment constructs, manages, develops, and arranges for financing of real estate projects. The Company's reportable segments are strategic business operations that offer different products and services. They are managed separately because each business requires different expertise and marketing strategies.

     The accounting policies of the segments are the same as those described in significant accounting policies. Revenues generated among segments are recorded at rates similar to those recorded in third-party transactions. Transfers of assets and liabilities between segments are recorded at cost. The Company evaluates

                   TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES performance based on the segment's net operating results. The following presents information about reportable segments.

                                                             TELECOM
FOR THE SIX MONTHS ENDED                       TELECOM     FACILITIES    REAL ESTATE
SEPTEMBER 30, 2000                            SERVICES     MANAGEMENT     SERVICES        TOTAL
------------------------                     -----------   -----------   -----------   ------------
Revenue....................................  $   500,699   $   416,743   $ 9,384,252   $ 10,321,694
Loss from operations.......................   (9,084,538)   (2,656,967)   (5,098,077)   (16,839,582)
Net loss...................................   (9,230,412)   (2,612,033)   (5,391,016)   (17,233,461)
1999
Revenue....................................           --            --   $ 9,661,054   $  9,661,054
Loss from operations.......................           --            --    (1,055,372)    (1,055,372)
Net loss...................................           --            --    (1,493,924)    (1,493,924)
ASSETS AS OF
September 30, 2000.........................  $71,264,988   $20,738,768   $38,991,595   $130,995,351
March 31, 2000.............................           --            --    77,998,146     77,998,146

11. SUBSEQUENT EVENTS:

     On October 9, 2000, the Company entered into a joint venture with an unrelated third party to construct and own the Technology Center of the Americas, where 120,000 sq. ft. will be devoted to the TerreNAP(SM) Data Center, housing the NAP of the Americas. On November 8, 2000, the joint venture obtained loans and equity investments totaling $109 million. The Company has guaranteed the bank loans in the amount of $60.7 million.

     On October 2, 2000, the Company entered into a lease in Miami, Florida, to house and operate an interim NAP of the Americas until the permanent NAP facility is completed in the Technology Center of the Americas. Completion of the permanent NAP of the Americas is expected in the second quarter of 2001.

                                   * * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the information contained in our Condensed Consolidated Financial Statements and elsewhere in this filing. The information is intended to facilitate an understanding and assessment of significant changes and trends related to our financial condition and results of operations.

     This report and other written reports and oral statements made from time to time by us may contain so-called "forward looking statements", all of which are subject to risks and uncertainties. You can identify these forward-looking statements by the use of words such as "expects", "plans", "will", "estimates", "forecasts", "projects" and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and development programs. You must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward-looking statements. Factors that might cause such a difference include, without limitation, relationships with our partners, political instability in countries in which we do business, our ability to obtain proper funding for our business plan, decline in demand for our services or products, the effect of general economic conditions, factors affecting the growth of the Internet, telecommunications and real estate development and other risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings. These factors could include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

     Actual events or results may differ materially from those discussed in the forward looking statements as a result of various factors, including, without limitation, the forward-looking statements and associated considerations and the risk factors section set forth in our Amendment No. 1 to Registration Statement on Form S-3 filed with the SEC on September 1, 2000.

OVERVIEW

     We are a multinational company that provides Internet and telecommunications infrastructure and managed services, as well as a full range of real estate services for traditional commercial and high-rise residential real estate. We were founded in 1982 and on April 28, 2000,Terremark Holdings, Inc. completed a reverse merger with AmTec, Inc., a public company. Contemporaneous with the reverse merger we changed our corporate name to Terremark Worldwide, Inc. and adopted "TWW" as our trading symbol. Historical information of the surviving company is that of Terremark Holdings, Inc.

CERTAIN RISK FACTORS

     Although we have experienced revenue growth in telecom service revenue and contract construction revenue in the recent period, this growth may not be indicative of our future operating results. Consequently, we believe that period-to-period comparisons of our results of operation are not necessarily meaningful and should not be relied upon as indicators of future performance. Many of the factors that could cause our quarterly operating results to fluctuate significantly in the future are beyond our control.

     We conduct business internationally. Accordingly, our future operating results could be materially adversely affected by a variety of factors, some of which are beyond our control, including currency exchange fluctuation, longer account receivable payment cycles and difficulty in collections, difficulty in managing operations, taxes, restrictions on repatriation of earnings, regulatory, political or economic conditions in a specific country or region, trade protection measures and other regulatory requirements.

     We believe that continued growth and profitability will require successful expansion of our international operations and therefore we have committed significant resources to such expansion. In order to successfully expand international sales in fiscal 2001 and subsequent periods, we must strengthen foreign operations and hire additional personnel. This will require significant management attention and financial resources and could materially adversely affect our operating results. To the extent that we are unable to effect these additions in a timely manner, our international growth, if any, will be limited, and our operating results could be materially adversely affected.

     Our telecommunications business is subject to a number of specific risks. Our customer service could suffer if we are unable to obtain satisfactory services from local communications providers. Technological advances may make our telecommunications operations obsolete. We need to obtain additional licenses and approvals in order to expand our services and enter new markets. Regulations of the People's Republic of China with respect to telecommunications, including the fact that Internet regulation in China is unclear, could also adversely impact our business. Certain of these factors are also applicable to our telecommunications business in Latin America.

     Economic, interest rates and other conditions greatly impact the real estate market. It is possible that our operations will not generate income sufficient to meet our operating expenses or will generate income and capital appreciation, if any, at a rate less than that anticipated or available through comparable real estate or other investments.

     The real estate industry is cyclical and affected by changes in general and local economic and other conditions including employment levels, demographic considerations, availability of financing, interest rate levels, consumer confidence and real estate demand. In addition, developers are subject to various risks, many of them outside their control including competitive overbuilding, availability and cost of property, materials and labor, adverse weather conditions that cause delays in construction schedules, cost overruns, changes in government regulations pertaining to building standards or environmental matters, increase in real estate taxes and other local government fees and acts of God, such as hurricanes and floods.

TELECOM SERVICES

     To capitalize on the growth of the Internet and the demand for connectivity, we are developing, and when completed will own and operate, the fifth Tier 1 Network Access Point in the U.S., which will be known as the "NAP of the Americas," a TerreNAP(SM) Data Center. The Nap of the Americas will be located in the Technology Center of the Americas, a facility that is currently under construction and which will be managed by one of our subsidiaries. Other Internet and telecommunications companies will have operations at the Technology Center of the Americas. We expect that the Technology Center of the Americas will be completed and the NAP of the Americas will be operational by the second 2001 calendar quarter.

     In September 2000, we retained Telcordia Technologies, Inc. to design and engineer the NAP of the Americas. The NAP of the Americas will provide a neutral connection point where carriers can establish public and private connections between and among their networks known as peering. In addition, the NAP of the Americas will provide colocation facilities and a full menu of related managed services, such as a network monitoring, caching, data back-up and off-site storage services, performance reporting services, load balancing services, network security services, and web hosting. We expect that the NAP of the Americas will be the primary channel of Internet traffic from Central and South America and the Caribbean to North America, Asia and Europe.

     In order to serve the current demands of carriers, on October 2, 2000, we entered into a short-term lease in Miami, Florida, for a temporary facility to house and operate an interim Network Access Point until the TerreNAP(SM) Data Center is completed.

     We plan to establish similar facilities offering integrated Internet and telecom services in Asia and Latin America. Specifically, we plan to deploy and operate geographically distributed, TerreNAP(SM) Data Centers.

     We have closed on and continue to look for acquisitions in both the Asian and Latin American markets that provide us with the customer base, licenses and, most importantly, the skilled management necessary to introduce Internet and telecommunications infrastructure and managed services, including TerreNAP(SM) Data Centers.

     With this goal in mind, we have formed Terremark Asia and through the acquisition of local providers, such as IXS.NET and Asia Connect, we currently offer value-added Internet Protocol services, including unified messaging services and fax over Internet Protocol, in the People's Republic of China, Hong Kong and Taiwan. IXS.NET is an Internet telephony service provider with operations in Hong Kong and Taiwan. On

October 16, 2000, we launched a unified messaging service in the People's Republic of China, which allows users to receive faxes, voice-mail and e-mail from any mobile or fixed-line phone or from a personal computer anywhere in the world.

     In August 2000, we formed Terremark Latin America and acquired 80% of Spectrum Communications Telecommunications Corp., a privately held, Miami-based provider of telecommunications services with operations in Brazil, Chile and Peru. We have an option, until February 2002, to acquire the remaining 20% of Spectrum. We currently provide international long distance telephony through Voice over Internet Protocol in Brazil and Peru. In Chile we offer basic telephony services via wireless technologies. We expect to commence telecommunications operations in Argentina by the end of calendar year 2000.

     Revenues from telecommunication services are recognized as services are provided.

TELECOM FACILITIES MANAGEMENT

     In North America, we have initially focused on infrastructure solutions, such as telecom hoteling and colocation services. This segment of our operations develops and manages facilities used by Internet companies and telecommunications service providers to house equipment and operate their business.

     In May 2000, we acquired Telecom Routing Exchange Developers, a developer and operator of secure commercial buildings that house telecommunications and Internet infrastructure, including switches, routers and servers. These facilities, known as telecom hotels, provide the unfinished space in which carriers, service providers, Internet Service Providers, Application Service Providers, colocation providers and e-commerce companies install their equipment to connect directly to high capacity fiber networks.

     On October 9, 2000, we entered into a joint venture with an unrelated third party to construct the Technology Center of the Americas, where 120,000 square feet will be devoted to our TerreNAP(SM) Data Center in Miami, the NAP of the Americas. On November 8, 2000, the joint venture obtained bank loans and equity investments totaling $109.0 million. We have guaranteed the bank loans in the amount of $60.7 million.

     Our 80% owned subsidiary, ColoConnection, Inc., will be a carrier-neutral provider of colocation facilities. Through this subsidiary, we plan to lease, design, build and operate facilities where Internet businesses place their equipment and their network facilities in order to privately interconnect with a choice of business partners and customers. ColoConnection plans to operate sites that are designed to facilitate each customer's connection to multiple carriers, Internet service and voice and data providers.

     In September 2000, ColoConnection signed a 20-year lease for a 45,000 square foot facility in Santa Clara, California. This colocation facility, which is ColoConnection's first site, is currently being renovated and will provide finished space for multiple parties' telecommunications equipment. Upon completion this facility will contain more than 1,200 racks and is estimated to be operational in early calendar 2001.

     Revenues from telecommunication facilities management are recognized as earned.

REAL ESTATE SERVICES

     Our traditional commercial and mixed-use development activities include concept development, acquisition of land, project design, equity and debt financing arrangement, construction, management, contract construction, property management, sales and leasing.

     During October 2000, we merged Terremark Construction Services, Inc. and Post-Shell Technology Contractors, Inc. to create a new company named Terremark Technology Contractors, Inc. Terremark Technology Contractors will construct state of the art buildings for the telecommunications industry.

     Revenues from construction contract activities are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. This method is used because management considers costs incurred to be the best measure of progress on these contracts. Contract costs include all direct material and labor costs and indirect costs related to contract performance such as indirect labor, supplies, tools, repairs and depreciation. General and administrative costs are charged to expense as incurred. The average duration of a construction contract is 1-2 years.

RESULTS OF OPERATIONS

  Six Months Ended September 30, 2000 Compared to Six Months Ended September 30, 1999

     Revenue. Total revenue grew $0.6 million, or 6.2%, to $10.3 million for the six months ended September 30, 2000 from $9.7 million for the six months ended September 30, 1999. Telecom service revenue was $0.5 million for the six months ended September 30, 2000. No revenue was recorded for the comparable period during 1999. The increase was attributable to our managed services offered in Latin America and Asia due to our acquisions of 80% of Spectrum Communications and 100% of IXS.NET. Revenue from real estate sales decreased $6.4 million, or 79%, from $8.1 million for the six months ended September 30, 1999 to $1.7 million for the six months ended September 30, 2000. Revenue for the six months ended September 30, 1999 is attributable to the sale of 40 condominium units. As a result of fewer units being available for sale, only eight units were sold during the comparable period in 2000. Commission income earned from lease signings increased $0.8 million, from $0.1 million for the six months ended September 30, 1999 to $0.9 million for the six months ended September 30, 2000, due to the timing of lease renewals. Management fees charged with respect to the management of telecom facilities, commercial and residential property increased $0.2 million from $0.7 million for the six months ended September 30, 1999 to $0.9 million for the six months ended September 30, 2000. The increase is a result of the acquisition of various telecom and commercial building management contracts. Contract construction revenue increased $5.3 million from $0.1 million for the six months ended September 30, 1999 to $5.4 million for the six months ended September 30, 2000. During 2000, we obtained 19 third party contract construction projects as a result of our acquisition of Post Shell Technology Contractors, Inc., now known as Terremark Technology Contractors Inc.

     Cost of Telecom Services. Cost of telecom services was $0.7 million for the six months ended September 30, 2000. No cost was recorded for the comparable period during 1999. The increase was attributable to our managed services offered in Latin America and Asia as a result of our acquisitions of Spectrum Communications and IXS. NET.

     Cost of Real Estate Sold. Cost of real estate sold decreased by $5.6 million, or 80.0%, from $7.0 million for the six months ended September 30, 1999 to $1.4 million for the six months ended September 30, 2000. The decrease is attributable to the decrease in the number of condominium units sold as a result of fewer units being available for sale.

     Contract Construction Expenses. Contract construction expenses increased to $5.1 million for the six months ended September 30, 2000 from $0.1 million for the six months ended September 30, 1999. This increase is attributable to an increase in the number of construction contracts in progress as a result of our acquisition of Post Shell Technology Contractors during the period and the percentage of completion of those projects. We do not currently anticipate any losses on any of the individual contracts.

     General and Administrative Expenses. During fiscal 2001, our focus has been on the integration of our acquisitions and establishing internal operations to support our Internet and telecom infrastructure services strategy. General and administrative expenses increased by $9.6 million from approximately $2.5 million for the six months ended September 30, 1999 to approximately $12.1 million for the six months ended September 30, 2000. This increase is directly attributable to our investment in personnel and corporate infrastructure and the related additional operating expenses resulting from the April 28, 2000 merger of AmTec and Terremark and the subsequent acquisitions of Telecom Routing Exchange Developers, Post Shell Technology Contractors, Spectrum Communications, Asia Connect and IXS.NET. We expect general and administrative expenses to increase as we continue to expand our operations.

     Sales and Marketing Expenses. Sales and marketing expenses increased $1.3 million or 130% for the six months ended September 30, 2000. The increase is principally due to the expenses that were incurred in connection with the promotion of the sale of Fortune House condominium units. During the six months ended September 30, 2000, we were marketing two projects, while in 1999, we were marketing only one condominium project.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased from $41,000 for the six months ended September 30, 1999 to $5.6 million for the six months ended September 30, 2000. The increase resulted primarily from amortization of intangible assets associated with the April 28, 2000 merger of AmTec and Terremark and subsequent the acquisitions of Telecom Routing Exchange Developers, Post Shell Technology Contractors, Spectrum Communications, Asia Connect and IXS.NET.

     Equity in Losses of Affiliate. Equity in losses of affiliate were $0.2 million for the six months ended September 30, 2000. No losses were recorded for the comparable period in 1999. Equity in losses in affiliate is derived from our equity investment in IP.com.

     Interest Expense. Interest expense decreased from $0.4 million for the six months ended September 30, 1999 to $0.3 million for the six months ended September 30, 2000 due to a decrease in the average debt balance outstanding.

     Interest Income. Interest income increased from $0.1 million for the six months ended September 30, 1999 to $0.3 million for the six months ended September 30, 2000, due to an increase in our average cash balances invested.

     Dividend on preferred stock. Dividends on our redeemable preferred stock were $0.2 million for the six months ended September 30, 1999 compared to $30,000 for the six months ended September 30, 2000. The preferred stock was converted to shares of our common stock on April 28, 2000.

     Net Loss. Overall net loss increased from $1.5 million for the six months ended September 30, 1999 to $17.2 million for the six months ended September 30, 2000 as a result of the factors discussed above. During fiscal 2001, our focus has been on the integration of our acquisitions and establishing internal operations to support our focus on Internet and telecom infrastructure services.

  Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Revenue. Total revenue grew $4.3 million, or 102.4%, from $4.2 million for the three months ended September 30, 1999 to $8.5 million for the three months ended September 30, 2000. Telecom service revenue was $0.5 million during the 2000 period. No revenue was recorded in the three months ended September 30, 1999. The increase is attributable to the growth of our telecommunications business as a result of our acquisitions of Spectrum Communications and IXS.NET. Revenue from real estate sales decreased $2.3 million, or 67.6%, from $3.4 million for the three months ended September 30, 1999 to $1.1 million for the three months ended September 30, 2000. Revenue for the three months ended September 30, 1999 is attributable to the sale of 27 condominium units. As a result of fewer units being available for sale, only five units were sold during the comparable period in 2000. Commission income earned from lease signings increased to $0.5 million from $8,000 for the three months ended September 30, 1999, due to the timing of lease renewals. Management fees charged with respect to the management of commercial and residential property increased $0.2 million, from $0.4 million for the three months ended September 30, 1999 to $0.6 million for the three months ended September 30, 2000 as a result of the acquisition of various telecom and office building management contracts. Construction contract revenue increased $5.3 million from $6,000 for the three months ended September 30, 1999 to $5.3 million for the three months ended September 30, 2000. The increase is attributable to the increase in the number of third party construction projects obtained as a result of our acquisition of Post Shell Technology Contractors.

     Cost of Telecom services. Cost of telecom services was $0.7 million for the three months ended September 30, 2000. No costs were recorded for the comparable period during 1999.

     Cost of Real Estate Sold. Cost of real estate sold decreased by $2.6 million, or 74.3%, from $3.5 million for the three months ended September 30, 1999 to $0.9 million for the three months ended September 30, 2000. The decrease is attributable to the decrease in condominium units sold as a result of fewer units being available for sale.

     Construction Contract Expenses. Construction contract expenses were $5.0 million for the three months ended September 30, 2000. No expenses were recorded for the comparable period in 1999. The increase in the

2000 period was attributable to the increase in the number of construction contracts in progress and the percentage of completion of those projects. During 2000, we obtained 19 third party construction projects as a result of our acquisition of Post Shell Technology Contractors. We do not currently anticipate any losses on any of the individual contracts.

     General and Administrative Expenses. During fiscal 2001, our focus has been on the integration of our acquisitions and establishing internal operations to support our focus on internet and telecom infrastructure services. General and administrative expenses increased by $8.7 million, from $0.7 million for the three months ended September 30, 1999 to approximately $8.8 million for the three months ended September 30, 2000. This increase is directly attributable to our investment in personnel and corporate infrastructure and the related additional operating expenses resulting from the April 28, 2000 merger of AmTec and Terremark and the subsequent acquisitions of Telecom Routing Exchange Developers, Post Shell Technology Contractors, Asia Connect, Spectrum Communications and IXS.Net. We expect general and administrative expenses to increase over time as we continue to expand our operations.

     Sales and Marketing Expenses. Sales and marketing expenses increased from $0.4 million for the three months ended September 30, 1999 to $1.5 million for the three months ended September 30, 2000. Sales and marketing expenses were incurred in connection with the promotion of sales of condominium units.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased from $23,000 for the three months ended September 30, 1999 to $4.0 million for the three months ended September 30, 2000. The increase resulted primarily from amortization of intangible assets associated with the April 28, 2000 merger of AmTec and Terremark, and the acquisitions of Telecom Routing Exchange Developers, Post Shell Technology Contractors, Spectrum Communications, Asia Connect and IXS.NET.

     Interest Expense. Interest expense decreased from $0.2 million for the three months ended September 30, 1999 to $0.1 million for the three months ended September 30, 2000 due to a decrease in the average debt balance outstanding.

     Interest Income. Interest income increased from $95,000 for the three months ended September 30, 1999 to $160,000 for the three months ended September 30, 2000, due to an increase in cash balances.

     Net Loss. Overall net loss increased from $0.7 million for the three months ended September 30, 1999 to $11.7 million for the three months ended September 30, 2000. The increase was primarily due to the decrease in net revenues from the sale of condominiums, amortization of identifiable intangibles and goodwill and the additional operating expenses related to AmTec, Telecom Routing Exchange Developers, Terremark Technology Contractors, Asia Connect, Spectrum Communications and IXS.NET operations subsequent to their acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows provided by operations for the six months ended September 30, 1999 was $3.6 million compared to cash used in operations of $13.1 million for the six months ended September 30, 2000, a decrease of $16.7 million. The decrease in cash flows resulted primarily from the net loss.

     Cash flows used in investing activities for the six months ended September 30, 1999 was $47,000 compared to $51.2 million provided by investing activities for the six months ended September 30, 2000, an increase in cash flow of $53.5 million. Cash flows from investing activities increased primarily due to the sale of Terremark Centre accounted for as real estate held for sale.

     In April 2000, we invested $3.5 million for a 26.9% ownership interest in Boca Technology Center, LLC, an entity formed for the purpose of acquiring and operating the T-Rex Technology Center @ Boca, a 1,770,000 square foot mixed use facility in Boca Raton, Florida.

     In March 2000, we purchased, for $447,930, a 19.8% membership interest in Cleveland Technology Center, LLC, an entity formed for the purpose of acquiring and operating the T-Rex Technology Center @ Cleveland, a 475,000 square foot telecom hotel facility in Cleveland, Ohio.

     Cash flows used in financing activities for the six months ended September 30, 1999 was $2.2 million compared to cash flows used by financing activities of $36.2 million for the six months ended September 30, 2000, an increase of $34.0 million. The increase in cash used in financing activities resulted primarily payments on loans of approximately $75.2 million, which is offset by $28.1 million provided from the sale of our common stock.

     Historically, we have met our capital requirements primarily through debt financing and operating cash flow. Debt financing primarily includes the following : (1) loan from a commercial lender, secured by a first mortgage on real estate that has been reduced from $2.7 million at March 31, 2000 to $1.1 million at September 30, 2000; (2) an unsecured loan from a corporation with a balance at September 30, 2000 of approximately $1.5 million; (3) various vendor financing arrangements, with various terms, secured by equipment totaling approximately $3.0 million; and (4) a $2.3 million line of credit secured by certain assets and personal guarantees of certain Terremark executives.

     On July 25, 2000, we borrowed $7.5 million from an individual secured by a first mortgage on a certain real estate inventory. The loan accrues interest at 12.0% per annum, payable monthly and matures on March 1, 2001. In conjunction with the new loan, we cancelled our $7.5 million line of credit with a financial institution.

     On September 13, 2000, we negotiated a line of credit with a financial institution, secured by our assets. Interest accrues at a floating rate of Prime + 1% on drawn balances, payable monthly. Outstanding balances and unpaid interest are due upon demand. At September 30, 2000, no amounts had been drawn on the line of credit. However, during the quarter, we obtained two $750,000 Letters of Credit under this facility to collateralize two leases, one for additional office space and the other for a colocation site.

     We believe that our cash and cash equivalents, borrowing capacity and access to other financing sources will be adequate to meet our anticipated short-term liquidity requirements, including scheduled debt repayments and capital expenditures. However, the actual timing of the capital expenditures has not been finalized and is dependent on a number of factors, including the availability of adequate financing.

     To facilitate our growth and to finance the launch or build-out of additional markets, we will consider obtaining financing from various sources, including additional vendor financing provided by equipment suppliers, project financing from commercial banks and international agencies, bank lines of credit and the sale of equity and debt securities. To the extent that we issue debt, our leverage and debt service obligations will increase. Although we believe that financing is available, there can be no assurance that we will be able to obtain the same, or if available, the terms will be acceptable. In conjunction with our recent acquisitions, we have assumed operating lease commitments, vendor financing agreements and other debt obligations.

     Our ability to make scheduled payments with respect to our indebtedness will depend upon, among other things, our ability to implement our business plan, and to expand our operations and to successfully develop our customer base in our target markets and our future operating performance. Each of these factors is, to a large extent, subject to economic, financial, competitive, and regulatory and other factors, many of which are beyond our control.

     As part of our business strategy, we intend to continue to evaluate potential acquisitions, joint ventures and strategic alliances in companies that own existing networks or companies that provide services that complement our existing businesses. Such acquisitions may also require financing, which nay not be available to us on acceptable terms.

INFLATION AND EXCHANGE RATES

     The general rate of inflation in the United States has been insignificant over the past several years and has not had a material impact on our results of operations. As we expand international operations, inflation and exchange rate variations may have substantial effects on our results of operations and financial condition. Generally, the effects of inflation in many Latin American countries, including Brazil, Peru and Chile and in Asia, have been offset in part by a devaluation of the local countries' currencies relative to the U.S. dollar. Nevertheless, the devaluation of each country's currency may have an adverse effect on us.

     A substantial portion of our purchases of capital equipment and interest on the related notes is payable in U.S. dollars. To date, we have not had significant foreign currency exposure with third parties and generally intend to pay them their services in U.S. dollars or in local currencies with a pricing adjustment that is structured to protect us against the risk of fluctuations in exchange rates. As a result, we have not entered into foreign currency hedging transactions. In the future, if third party foreign currency exposure increases, we may enter into hedging transactions in order to mitigate any related financial exposure. However, a portion of sales to our customers will be denominated in local currencies, and substantial or continued devaluation in such currencies relative to the U.S. dollar could have a negative effect on the ability of our customers to absorb the costs of devaluation. This could result in our customers seeking to renegotiate their contracts with us or, failing satisfactory renegotiation or defaulting on such contracts.

     The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses is a reasonable approximation of their fair value.

     We cannot predict whether interest rates will be at levels attractive to prospective tenants, buyers or customers and any increase in interest rates could affect our business adversely.

NEW ACCOUNTING PRONOUNCEMENTS

     In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FASB 133), "Accounting for Derivative Instruments and Hedging Activities," which becomes effective and is required to be adopted in years beginning after September 15, 2000. FASB 133 requires all derivatives to be recorded in the balance sheet at fair value. FASB 133 establishes the accounting procedures for hedges that will affect the timing of recognition and the manner in which hedging gains and losses are recognized in Terremark's financial statements. Derivatives that are not hedges must be adjusted to fair value through income. If derivatives are hedges, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or will be recognized in other comprehensive income until the hedged item is recognized in earnings. hawse have no derivative instruments.

     In December 1999, the SEC issued Staff Accounting Bulletin 101, or SAB 101, Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The adoption of SAB 101 did not have a material impact on our financial position and results of operations.

     In March 2000, the FASB issued Interpretation No. 44, or FIN 44, Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25. This Interpretation clarifies, the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain of the conclusions of FIN 44 covering events occurring during the period after December 15, 1998 or January 12, 2000 did not have a material effect on our financial position and results of operations. We do not expect that the adoption of the remaining conclusions will have a material effect on the financial position and results of operations.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On August 9, 2000, we issued 3,000,000 shares of Common Stock in exchange for 80% of the shares of Spectrum Telecommunications Corp. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

     On August 15, 2000, we acquired IXS.NET, a California-based Internet telephony service provider with operations primarily in the People's Republic of China, Taiwan and Hong Kong. We previously held IXS.NET debt convertible into 25% of that company's equity. IXS.NET has approximately 40 sales people throughout the People's Republic of China. In connection with the acquisition of IXS.NET, we issued 412,500 shares of our common stock to IXS.NET shareholders.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We held our 2000 Annual Meeting of Stockholders on September 21, 2000. The holders of 191,198,179 shares of stock were entitled to vote at the Annual Meeting.

     At our 2000 Annual Meeting of Stockholders, our stockholders met to consider and vote upon the following four proposals: (1) a proposal to elect our directors to hold office for a one year term or until their successors are elected and qualified; (2) a proposal to approve our 2000 Stock Option Plan; (3) a proposal to approve the Company's 2000 Directors Stock Option Plan; and (4) a proposal to ratify the reappointment of PricewaterhouseCoopers, LLP as our independent public accountants for the fiscal year ending March 31, 2001.

     PROPOSAL 1: The following individuals were elected as our Directors to hold office until their successors are elected and qualified.

                                                            FOR       AGAINST   WITHHELD
                                                        -----------   -------   --------
Manuel D. Medina......................................  173,974,867        --    254,920
Timothy Elwes.........................................  174,170,256        --     59,531
Clifford J. Preminger.................................  174,174,506        --     55,281
Marvin S. Rosen.......................................  174,174,506        --     55,681
Joel A. Schleicher....................................  174,169,956        --     59,831
Kenneth I. Starr......................................  174,174,406        --     55,381
Joseph R. Wright, Jr..................................  174,054,853        --    174,934

     PROPOSAL 2: The proposal to approve our 2000 Stock Option Plan was approved as follows:

    FOR       AGAINST    WITHHELD
-----------  ---------   --------
172,704,916  1,338,709   186,162

     PROPOSAL 3: The proposal to approve our 2000 Directors Stock Option Plan was approved as follows:

    FOR       AGAINST    WITHHELD
-----------  ---------   --------
172,462,586.. 1,576,456  190,745

     PROPOSAL 4: The proposal to ratify the reappointment of PricewaterhouseCoopers, LLP as our independent public accountants for the fiscal year ending March 31, 2001 was approved as follows:

    FOR       AGAINST    WITHHELD
-----------  ---------   --------
174,154,504..    34,731   40,552

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS:

  10.1   --   Employment Agreement by and between Terremark Holdings, Inc.
              and Manuel D. Medina, dated March 10, 2000.
  10.2   --   Employment Agreement by and between Terremark Holdings, Inc.
              and Brian K. Goodkind, dated March 10, 2000.
  10.3   --   Employment Agreement by and between Terremark Holdings, Inc.
              and Irving Padron, dated March 27, 2000.
  10.4   --   Employment Agreement by and between Terremark Holdings, Inc.
              and Michael Katz, dated March 10, 2000.
  10.5   --   Net Premises Lease by and between Rainbow Property
              Management, LLC and ColoConnection, Inc., dated September
              13, 2000.
  27.1   --   Financial Data Schedule

(B) REPORTS ON FORM 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Terremark Worldwide, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERREMARK WORLDWIDE, INC.

DATE: November 14, 2000                         By: /s/ MANUEL D. MEDINA
                                                -----------------------------------------------------
                                                    Manuel D. Medina, Chairman of the Board, Chief
                                                    Executive Officer (Principal Executive Officer)

DATE: November 14, 2000                         By: /s/ IRVING A. PADRON
                                                -----------------------------------------------------
                                                    Irving A. Padron, Chief Financial Officer
                                                    (Principal Financial Officer)