Form 10-Q
period 2000-12-31
TERREMARK WORLDWIDE INC
filed 2001-02-14
CIK 912890

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended December 31, 2000.

[ ]    Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act

          For the transition period from ____________ to ____________.


                         Commission file number: 0-22520

                            TERREMARK WORLDWIDE, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                 52-1981922
---------------------------------       --------------------------------------
 (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                             2601 S. Bayshore Drive
                              Miami, Florida 33133
             ------------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)


                                 (305) 856-3200
             ------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                   AmTec, Inc.
             ------------------------------------------------------
                           (Former Name of Registrant)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The registrant had 200,372,179 shares of common stock, $0.001 par value, outstanding as of February 10, 2001.

                            TERREMARK WORLDWIDE, INC.

                                      INDEX

                                                                                                        PAGE NO.
                                                                                                        --------
PART I.         FINANCIAL INFORMATION

                ITEM 1.    Financial Statements...............................................              2

                Condensed Consolidated Balance Sheets as of December 31, 2000 (unaudited) and               2
                March 31, 2000 ...............................................................

                Condensed Consolidated Statements of Operations for the Three and Nine Months
                Ended December 31, 2000 and 1999 (unaudited)..................................              3

                Condensed Consolidated Statement of Changes in Stockholders' Equity for the
                Nine Months Ended December 31, 2000 (unaudited)...............................              4

                Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                December 31, 2000 and 1999 (unaudited)........................................              5

                Notes to Condensed Consolidated Financial Statements (unaudited)..............              7

                ITEM 2.    Management's Discussion and Analysis of Financial Condition and
                           Results of Operations..............................................             18

PART II.        OTHER INFORMATION

                ITEM 2.    Changes in Securities and Use of Proceeds..........................             30

                ITEM 6.    Exhibits and Reports on Form 8-K...................................             30

                SIGNATURES....................................................................             31



                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               DECEMBER 31,      MARCH 31,
                                                                                   2000             2000
                                                                              --------------   --------------
                                                                               (UNAUDITED)
         ASSETS
Cash and cash equivalents                                                     $    5,095,960   $    3,391,977
Restricted cash                                                                      170,000          506,776
Accounts receivable                                                                4,027,653          777,307
Contracts receivable                                                               4,572,643               --
Real estate inventories                                                                   --       11,797,306
Investment in affiliates                                                           1,368,354               --
Investments in unconsolidated entities                                             6,122,576               --
Notes receivable                                                                     626,433        2,755,413
Property, plant and equipment, net of accumulated depreciation
   of $770,285 and $133,943, respectively                                         12,293,210        1,010,735
Other assets                                                                       4,128,783        1,977,373
Identifiable intangible assets and goodwill, net of accumulated
   amortization of $9,364,337 and $-0-, respectively                              75,270,612               --
Real estate held for sale                                                         12,996,677       55,781,259
                                                                              --------------   --------------
      TOTAL ASSETS                                                            $  126,672,901   $   77,998,146
                                                                              ==============   ==============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                                                                 $   16,755,163   $   72,784,079
Trade payables                                                                     9,370,071        4,083,039
Convertible debt                                                                   6,246,159               --
Capital lease obligations and other liabilities                                    9,795,746          581,683
Deferred revenue                                                                     403,736
Interest payable                                                                     484,328           72,914
                                                                              --------------   --------------
      TOTAL LIABILITIES                                                           43,055,203       77,521,715
                                                                              --------------   --------------

Minority interest                                                                     40,214
Convertible preferred stock: $1 par value, -0- and 4,176,693 shares
   authorized, issued and outstanding respectively                                        --        4,176,693

Series G convertible preferred stock: $.001 par value, 20 and -0-
   shares authorized, issued and outstanding, respectively                                 1               --
Common stock: $.001 par value, 300,000,000 shares authorized;
   200,372,179 and 70,685,845 shares issued and outstanding,
   respectively                                                                      200,372           70,686
Paid in capital                                                                  125,292,429        7,954,010
Retained deficit                                                                 (43,974,955)     (11,724,958)
Common stock warrants                                                              2,059,398               --
Accumulated other comprehensive income                                                   239               --
Commitments and contingencies (Note 9)
                                                                              --------------   --------------
      TOTAL STOCKHOLDERS' EQUITY                                                  83,577,484          476,431
                                                                              --------------   --------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  126,672,901   $   77,998,146
                                                                              ==============   ==============

          The accompanying notes are an integral part of these interim consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                                           DECEMBER 31,                      DECEMBER 31,
                                                                  -------------------------------   -------------------------------
                                                                       2000             1999             2000             1999
                                                                  --------------   --------------   --------------   --------------
                                                                            (UNAUDITED)                       (UNAUDITED)

Revenues
    Telecom services                                              $      647,935   $           --   $    1,148,634   $           --
    Real estate sales                                                  1,037,206        2,279,364        2,752,748       10,396,157
    Commission income                                                  2,795,183          440,095        3,664,741          570,176
    Development and construction fees                                  1,237,730          341,666        2,104,918        1,025,000
    Management fees                                                      707,747          365,837        1,634,315        1,006,079
    Construction contracts                                             8,691,092          358,852       14,133,231          392,185
                                                                  --------------   --------------   --------------   --------------
         Operating revenues                                           15,116,893        3,785,814       25,438,587       13,389,597
                                                                  --------------   --------------   --------------   --------------

Expenses
    Cost of telecom services                                           1,370,171               --        2,029,102               --
    Start up costs-telecom services                                    1,616,945               --        1,616,945               --
    Cost of real estate sold                                             700,076        1,695,550        2,134,572        8,778,438
    Construction contract expenses                                     7,644,200          321,832       12,727,524          321,832
    General and administrative expenses                                8,989,423        2,549,979       21,080,565        5,188,859
    Sales and marketing expenses                                         774,388          761,897        3,067,684        1,751,897
    Depreciation and amortization                                      4,542,887           22,630       10,142,970           63,130
                                                                  --------------   --------------   --------------   --------------
         Operating expenses                                           25,638,090        5,351,888       52,799,362       16,104,156
                                                                  --------------   --------------   --------------   --------------
    Loss from operations                                             (10,521,197)      (1,566,074)     (27,360,775)      (2,714,559)
                                                                  --------------   --------------   --------------   --------------

Other income (expense)
    Equity in losses of affiliate                                       (220,958)              --         (424,707)              --
    Interest income                                                      125,718           86,118          453,220          185,814
    Interest expense                                                    (174,529)        (194,662)        (511,715)        (613,478)
    Other (expense) income                                              (304,931)         (94,382)        (651,132)          (4,979)
    Dividend on preferred stock                                               --         (104,417)         (34,806)        (313,252)
    Minority interest                                                    234,535               --          435,096               --
    Impairment of identifiable intangible assets (Note 12)            (4,155,178)              --       (4,155,178)              --
                                                                  --------------   --------------   --------------   --------------
         Total other income (expense)                                 (4,495,343)        (307,343)      (4,889,222)        (745,895)
                                                                  --------------   --------------   --------------   --------------

    Loss before income taxes                                         (15,016,540)      (1,873,417)     (32,249,997)      (3,460,454)

 Income taxes
    Current tax expense                                                       --               --               --               --
    Deferred tax expense                                                      --               --               --               --
                                                                  --------------   --------------   --------------   --------------
       Total income tax expense                                               --               --               --               --
                                                                  --------------   --------------   --------------   --------------
    Net loss                                                      $  (15,016,540)  $   (1,873,417)  $  (32,249,997)  $   (3,460,454)
                                                                  ==============   ==============   ==============   ==============

    Basic and diluted loss per common share                       $        (0.07)  $        (0.03)  $        (0.17)  $        (0.05)
                                                                  ==============   ==============   ==============   ==============

    Weighted average common shares outstanding                       200,372,179       70,685,845      184,655,075       70,685,845
                                                                  ==============   ==============   ==============   ==============

          The accompanying notes are an integral part of these interim consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                            STOCKHOLDERS' EQUITY
                                          -----------------------------------------------------------------------------------------
                                                           COMMON STOCK
                                                          PAR VALUE $.001                                ACCUMULATED
                                                       ---------------------  ADDITIONAL     COMMON         OTHER
                                           PREFERRED     ISSUED                PAID-IN        STOCK     COMPREHENSIVE   RETAINED
                                            STOCK        SHARES      AMOUNT    CAPITAL       WARRANTS       INCOME       DEFICIT
                                          -----------  -----------  -------- ------------  ------------ -------------  ------------

Balance at March 31, 2000                 $ 4,176,693   70,685,845  $ 70,686 $  7,954,010  $         --     $   --     $(11,724,958)

Effect of AmTec merger:
   Conversion of preferred stock           (4,176,693)   7,853,985     7,854    4,168,839            --         --               --

   Assumption of AmTec equity                       1   38,289,500    38,289   46,923,782     1,687,038         --               --

Sale of common stock                               --   68,722,349    68,722   28,054,203            --         --               --

Common stock issued in
   acquisitions                                    --   14,412,500    14,413   37,531,045            --         --               --

Exercise of warrants                               --       54,000        54      190,161       (21,640)        --               --

Exercise of stock options                          --      354,000       354      470,389            --         --               --

Foreign currency translation                       --           --        --           --            --        239               --

Warrants issued                                                                                 394,000

Net loss                                           --           --        --           --            --         --      (32,249,997)
                                          -----------  -----------  -------- ------------  ------------     ------     ------------

Balance at December 31, 2000 (unaudited)  $         1  200,372,179  $200,372 $125,292,429  $  2,059,398     $  239     $(43,974,955)
                                          ===========  ===========  ======== ============  ============     ======     ============

          The accompanying notes are an integral part of these interim consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2000
(UNAUDITED)

                                                                          FOR THE NINE MONTHS ENDED
                                                                                DECEMBER 31,
                                                                         ---------------------------
                                                                             2000           1999
                                                                         ------------   ------------
                                                                                 (UNAUDITED)


Cash flows from operating activities:
   Net loss                                                              $(32,249,997)  $ (3,460,454)
   Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities
         Depreciation                                                         624,399   $     63,130
         Amortization of loan costs to interest expense                       119,086         95,594
         Amortization of capital lease                                         44,052             --
         Amortization of intangible assets and goodwill                     9,514,113             --
         Amortization of prepaid compensation                                  98,500             --
         Impairment of identifiable intangible asset                        4,155,178             --
         Write-down of Terremark Centre                                            --        150,000
         Minority interest in loss of subsidiary                               40,214             --
         Equity in losses of affiliate                                        424,707             --
         Foreign currency translation                                             239             --
         (Increase) decrease in:
            Real estate inventories                                        (1,199,371)     7,571,317
            Restricted cash                                                   366,776         13,134
            Accounts receivable                                                29,610       (133,377)
            Contracts receivable                                           (4,572,643)            --
            Notes receivable                                                1,126,240       (255,082)
            Other assets                                                     (977,113)      (475,564)
         Increase (decrease) in:
            Trade payable and other liabilities                             6,846,583       (331,427)
            Interest payable                                                  411,414        327,956
            Deferred revenue                                                  281,015       (100,000)
                                                                         ------------   ------------
               Net cash (used in) provided by operating activities        (14,916,998)     3,465,227
                                                                         ------------   ------------

Cash flows from investing activities:
   Purchase of fixed assets                                                (6,230,494)      (241,520)
   Investment in affiliate                                                   (442,837)            --
   Investment in unconsolidated entities                                   (4,121,397)            --
   Proceeds from sale of Terremark Centre                                  55,781,259             --
   Cash acquired in acquisitions                                            2,368,273         10,250
   Receivable from Amtec                                                           --     (1,125,000)
                                                                         ------------   ------------
               Net cash provided by (used in) investing activities         47,354,804     (1,356,270)
                                                                         ------------   ------------

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2000

                                                           FOR THE NINE MONTHS ENDED
                                                                  DECEMBER 31,
                                                          ----------------------------
                                                              2000            1999
                                                          ------------    ------------
                                                                  (UNAUDITED)

Cash flows from financing activities:
   New borrowings                                           13,762,403       2,230,000
   Payments on loans                                       (76,254,628)     (5,757,253)
   Convertible debt                                          2,996,159
   Exercise of stock options                                   470,743              --
   Sale of common stock                                     28,122,925              --
   Warrants                                                    168,575              --
                                                          ------------    ------------
             Net cash used in financing activities         (30,733,823)     (3,527,253)
                                                          ------------    ------------
                Net increase in cash                         1,703,983      (1,418,296)

Cash and cash equivalents at beginning of period             3,391,977       2,808,033
                                                          ------------    ------------

Cash and cash equivalents at end of period                $  5,095,960    $  1,389,737
                                                          ============    ============

SUPPLEMENTAL DISCLOSURE:

Interest paid (net of amount capitalized)                 $    678,382    $    329,698
                                                          ============    ============
Taxes paid                                                $         --    $      2,083
                                                          ============    ============
Assets acquired under capital lease                       $    435,338    $    194,934
                                                          ============    ============

Non-Cash transaction:

During the quarter ended December 31, 2000, the Company reclassified approximately $12,997,000 in real estate inventories to real estate held for sale.

During the quarter ended December 31, 2000, the Company reclassified approximately $3,250,000 from notes payable to convertible debt.

During the quarter ended December 31, 2000, the Company issued $394,000 in warrants to a third party in lieu of cash compensation for a one year consulting agreement.

              The accompanying notes are an integral part of these
                   interim consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         A summary of the significant accounting principles and practices used by the Company in preparing its consolidated financial statements follows.

         BASIS OF FINANCIAL STATEMENT PRESENTATION

         These condensed consolidated financial statements as of December 31, 2000 and March 31, 2000, and for the three and nine-month periods ended December 31, 2000 and 1999 are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of Terremark Worldwide, Inc. and its subsidiaries (collectively, "Terremark" or the "Company"). These statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. All adjustments are of a normal recurring nature. The results of operations for the nine months ended December 31, 2000 are not necessarily indicative of the results for the entire year ending March 31, 2001. These statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Consolidated Financial Statements included in Terremark's Amendment No. 1 to Form S-3 (File No. 333-37060) as of June 30, 2000 and March 31, 2000 and for the three-month periods ended June 30, 2000 and 1999 as filed with the SEC on September 1, 2000.

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

         Revenues from construction contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. This method is used because management considers cost incurred to be the best measure of progress on these contracts. The duration of a construction contract generally exceeds one year.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

         Contract costs include all direct material and labor costs and indirect costs related to contract performance such as indirect labor, supplies, tools, repairs and depreciation. General and administrative costs are charged to expense as incurred.

         Provisions for estimated losses on uncompleted contracts are made in the period in which losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions can be reasonably estimated. Accordingly, it is possible that the Company's current estimates relating to completion cost and profitability of its uncompleted contracts will vary from actual results.

         Billings in excess of costs and estimated earnings on uncompleted contracts are classified as other liabilities and represent billings in excess of revenues recognized.

         OTHER COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. Accordingly, gains and losses on translation of accounts of the Company's non-U.S. operations are accumulated and reported as a component of accumulated other comprehensive income in stockholders' equity. At December 31, 2000 and 1999, the Company had other comprehensive income of $239 and $0, respectively.

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

         The AmTec merger was accounted for using the purchase method of accounting, with THI treated as the acquirer for accounting purposes. As a result, the assets and liabilities of THI are recorded at historical values and the assets and liabilities of AmTec are recorded at their estimated fair values at the date of the merger. The purchase price was based on market capitalization of AmTec using $0.99 per AmTec common share, the average closing price of AmTec shares, for a period immediately before and after announcement on November 9, 1999 of the proposed merger, plus certain merger related costs.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

         The following unaudited condensed results of operations for the nine months ended December 31, 2000 and 1999 were prepared assuming the merger occurred on April 1, 2000 and 1999, respectively.

                                             FOR THE NINE MONTHS ENDED
                                                    DECEMBER 31,
                                           ------------------------------
                                               2000             1999
                                           -------------    -------------

Revenue                                    $  23,311,000    $  13,390,000
Net loss                                   $ (34,181,000)   $ (11,079,000)
Basic and diluted net loss per share       $       (0.16)   $       (0.06)

         The amounts for the nine months ended December 31, 2000 include AmTec's actual results for the period April 1, 2000 to April 28, 2000. The amounts for the nine months ended December 31, 1999 include AmTec's actual results for the nine months ended December 31, 1999. In preparing the pro forma information, various assumptions were made. This information is not necessarily indicative of what would have occurred had these transactions occurred on April 1, 2000 and 1999, nor is it indicative of the results of future combined operations.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

3.       CONTRACTS RECEIVABLE:

         Contracts receivable consist of the following:

                                                    DECEMBER 31,     MARCH 31,
                                                        2000            2000
                                                    ------------     ---------
                                                    (UNAUDITED)

         Completed contracts                        $    793,241        $ --
         Contracts in progress                         2,733,359          --
         Retainage                                     1,046,043          --
                                                    ------------        ----
                                                       4,572,643          --
         Less: allowance for doubtful
         collection                                           --          --
                                                    ------------        ----

                                                    $  4,572,643          --
                                                    ============        ====

4.       REAL ESTATE INVENTORIES:

         Real estate inventories consist of the following:

                                          DECEMBER 31,     MARCH 31,
                                              2000           2000
                                          ------------   ------------
                                          (UNAUDITED)

         Work in progress                 $         --   $  8,566,697
         Completed inventories                      --      3,230,609
                                          ------------   ------------

                                          $         --   $ 11,797,306
                                          ============   ============

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

5.       OTHER ASSETS:

         Other assets consist of the following:

                                                           December 31,     March 31,
                                                               2000           2000
                                                           ------------   ------------
                                                           (unaudited)

         Prepaid expenses and other                        $  2,791,639   $  1,057,340
         Loan costs, net of accumulated
           amortization of $106,215 and $1,095,595              173,072        368,946
         Prepaid investment costs                                              410,591
         Option agreement                                       428,000
         Reimbursable construction costs and
           other expenses                                       736,072        140,496
                                                           ------------   ------------
                                                           $  4,128,783   $  1,977,373
                                                           ============   ============

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

6.       NOTES RECEIVABLE:

         Notes receivable consist of the following:

                                                                       DECEMBER 31,   MARCH 31,
                                                                           2000          2000
                                                                       ------------  ------------
                                                                       (UNAUDITED)

         Note receivable from a corporation, $200,000
         principal, interest accrues annually at 8%.
         Interest and principal due upon demand.                        $  232,702   $    220,647

         Note receivable from a corporation, $360,000
         principal, collateralized by second lien on
         condominium units, interest accrues annually at 9%.
         Interest and principal due August 27, 2002.                       393,731        369,321

         $3,000,000 million line of credit to Spectrum
         Telecommunications Corp., $0 and $1,000,000 principal
         outstanding respectively, interest accrues annually at 10%.            --      1,002,740

         Notes receivable from AmTec, Inc., $0 and $1,125,000
         principal, outstanding, respectively interest accrues
         annually at 10%. Interest and principal due July 1, 2000.              --      1,162,705
                                                                        ----------   ------------

                                                                        $  626,433   $  2,755,413
                                                                        ==========   ============

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

7.       NOTES PAYABLE:

         Notes payable consist of the following:

                                                                             DECEMBER 31,    MARCH 31,
                                                                                 2000           2000
                                                                             ------------   ------------
                                                                             (UNAUDITED)

         Note payable to a commercial lender, collateralized by
         a first mortgage on real estate. Principal payable in
         installments as condominium units are sold. Interest
         accrues at prime, payable through an interest
         reserve. Principal and unpaid interest due
         May 2001, with an option for a six month
         extension. Guaranteed by a shareholder.                             $    395,118   $  2,681,998

         Note payable to a corporation in seventy-five monthly
         installments of principal and interest beginning
         January 1, 1999.  Interest accrues at 9.5%.                              257,233        272,397

         Note payable to an individual, collateralized by
         a first mortgage on land, interest accrues at 12%
         and is payable monthly. Principal due March 1, 2001.                   7,500,000             --

         Note payable to a vendor, collateralized by
         subscriber communication units and equipment
         interest accrues at LIBOR + 1%, principal
         and interest are payable in varying semiannual installments
         through October 2001.                                                    269,334             --

         Note payable to a vendor, collateralized by
         telecommunications equipment and infrastructure,
         Interest accrues at 7.5%, principal and interest are payable
         in varying installments through July 2004.                               443,644             --

         Note payable to a vendor, collateralized by certain
         telecommunications equipment. Interest accrues at 11%,
         principal and interest are due November 2001.                            590,570

         Note payable to a vendor, collateralized by certain
         telecommunication equipment, interest accrues at 10.5%,
         interest and principal are payable monthly
         from April 1, 2001 through December 2003.                                275,329             --

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

7.       NOTES PAYABLE (CONTINUED):

                                                                                                     2000           2000
                                                                                                 ------------   ------------
                                                                                                 (UNAUDITED)

         Note payable to a vendor, collateralized by certain telecommunications
         equipment, interest accrues at 11%, principal and interest are due June 2002.              1,104,811

         Notes payable to an individual, interest accrues at 8%, with principal and
         interest due monthly through March 2001.                                                     169,124             --

         $2.25 million line of credit facility with a financial institution, collateralized by (1) certain assets and personal guarantees of a stockholder of the Company and certain executives of the Company.
         Interest accrues at 1% over prime, payable monthly, with principal
         balance due June 2001.                                                                     2,250,000             --

         $5 million line of credit facility with a financial institution, collateralized by (1) certain assets of the Company and (2) a corporate guaranty. Interest accrues at 1% over prime, payable monthly, with
         principal balance due upon demand.                                                         3,500,000

         $15 million line of credit facility with a financial institution, collateralized by a first mortgage on real estate. Interest accrues at
         1% over prime, payable monthly. Line of credit reduced to $7.5 million
         in 2000 and cancelled in July 2000.                                                               --     14,631,700

         Notes payable to a financial institution, collateralized by a first mortgage on
         Terremark Centre and all future rents of the property. Principal and interest payable monthly based on a 20-year amortization at 7.74% until May 15, 2001 and
         at an adjustable rate thereafter.                                                                 --     28,100,084

         Notes payable to a corporation, collateralized by the partnership interests of
         Terremark Centre, Ltd. Principal, together with the greater of (a) all accrued and unpaid interest at a rate of 7%, beginning December 22, 1999 or (b) a
         minimum interest payment of $1,000,000, due upon sale of Terremark Centre.                        --     27,097,900
                                                                                                 ------------   ------------
                                                                                                 $ 16,755,163   $ 72,784,079
                                                                                                 ============   ============

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

         Interest expense of $174,529 and $194,662 net of amounts capitalized to real estate inventories totaling $145,747 and $0, was recognized during the three months ended December 31, 2000 and 1999, respectively.

8.       CONVERTIBLE DEBT

         On December 29, 2000 the Company closed on $6,246,159 of subordinated convertible debt. Interest accrues at 13% and is payable quarterly beginning March 31, 2001. Principal and unpaid interest are due on December 31, 2005. Each debenture is convertible into the Company's stock at 120% of the 20-day average trading price prior to the closing. Prepayment by the Company is permitted, but will entitle holders to warrants or a premium over their outstanding principal and interest based upon the following schedule:

                  YEAR        REDEMPTION PRICE
                  2001              105%
                  2002              104%
                  2003              103%
                  2004              102%
                  2005              100%

         Subsequent to December 31, 2000 the Company sold an additional $1,767,700 of convertible debt. Approximately 82.0% of the amount closed is payable to management and directors.

9.       COMMITMENTS AND CONTINGENCIES:

         The Company has unconditionally guaranteed payment of a first mortgage on inventory sold in December 1999. As of December 31,2000, $340,000 is outstanding under the mortgage.

         On October 2, 2000, the Company, entered into a short-term lease in Miami, Florida, for a temporary facility to house and operate an interim Network Access Point until the TerreNAP(SM) Data Center is completed.

         On October 16, 2000, the Company, signed a 20 year lease in the Technology Center of the Americas ("TECOTA"), in Miami, Florida, to house and operate the TerreNAP(SM) Data Center, a tier one Network Access Point. This facility is currently under construction and will provide a carrier neutral facility to facilitate Internet backbone interconnectivity (peering). Upon completion, the TerreNAP(SM) Data Center will contain approximately 120,000 square feet of raised floor space and is expected to be operational by the third calendar quarter of 2001.

         In November 2000, Technology Center of the Americas LLC, an entity that the Company has a 1% member interest in entered in to a $60.6 million construction note payable with a financial institution, which is secured by a first lien on TECOTA. Interest is payable monthly at the Citibank N.A. prime rate +1.5%, initially from the interest reserve and then from operations. The Company has unconditionally guaranteed the completion of TECOTA and the repayment of the loan.

10.      RELATED PARTY TRANSACTIONS:

         MANAGEMENT FEES

         Certain officers and executives of the Company owned partnership interests in one and two office buildings during the periods ending December 31, 2000 and 1999, respectively. The Company provides management and construction services to both partnerships for a fee. Management and

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

         construction fees earned totaled $100,735 and $216,295 for the nine-month periods ended December 31, 2000 and 1999, respectively.

         During the nine-month periods ended December 31, 2000 and 1999, the Company provided management services to the Fortune House Condominium Association. The Company recorded as income $37,500 for each period relating to the services performed.

         Certain employees of the Company own an office building in which the Company rents space. Rent paid to these employees totaled $33,837 and $0 for the nine-month periods ending December 31, 2000 and 1999, respectively.

11.      INFORMATION ABOUT THE COMPANY'S OPERATING SEGMENTS:

         As of December 31, 2000, the Company had three reportable business segments telecom services, telecom facilities management and real estate services. The telecom services segment provides Internet and telecommunications infrastructure and managed services. The telecom facilities management segment develops, manages and leases facilities catering primarily to the telecommunications industry. The real estate services segment constructs, develops, financing and manages real estate projects. The Company's reportable segments are strategic business operations that offer different products and services. They are managed separately because each business requires different expertise and marketing strategies.

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

                                                         TELECOM
FOR THE NINE MONTHS ENDED               TELECOM         FACILITIES     REAL ESTATE
DECEMBER 31,                            SERVICES        MANAGEMENT       SERVICES          TOTAL
-------------------------            --------------   --------------  --------------   -------------
2000
Revenue                              $   1,148,634    $   2,863,443   $   21,426,510   $  25,438,587
Loss from operations                   (18,273,354)      (2,809,727)      (6,277,694)    (27,360,775)
Net loss                               (18,410,857)      (6,902,237)      (6,936,903)    (32,249,997)

1999
Revenue                                         --               --   $   13,389,597   $  13,389,597
Loss from operations                            --               --       (2,714,599)     (2,714,599)
Net loss                                        --               --       (3,460,454)     (3,460,454)

ASSETS, AS OF
December 31, 2000                    $  62,675,481    $  21,778,715   $   42,218,705   $ 126,672,901
March 31, 2000                                  --               --       77,998,146      77,998,146

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

12.      SUBSEQUENT EVENTS:

         On January 12, 2001, the Company entered into an agreement to sell on February 23, 2001, certain of its telecom facilities management operations to MP Telecom, LLC ("MP"), an entity owned by certain officers and a director of the Company.

         Assets to be sold include all of the Company's equity ownership interests (including any rights to "promote" interests) in the T-Rex branded "Telecom Hotel" projects located in Cleveland, Ohio; Boca Raton, Florida; Hartford, Connecticut; Sterling, Virginia; and Chicago, Illinois, together with assets owned by Telecom Routing Exchange Developers, Inc., a wholly-owned subsidiary of the Company. As part of the transaction, the Company will retain its management rights relating to TECOTA, in which the NAP of the Americas will be located. The purchaser will convey to the Company its rights to promote and equity interests in TECOTA. The Company has conditionally transferred to the purchaser its rights under the TECOTA leasing agreement predicated on the purchaser meeting certain leasing goals, and will transfer the right to leasing commissions for TECOTA. As a result of these transactions, the Company will own 100% of the promote and 1.0% of the equity interests in TECOTA.

         As part of the transaction, MP will convey to the Company 1,400,000 shares of the Company's common stock, representing a portion of 8,000,000 shares issued by the Company to MP and its affiliates in conjunction with the Company's June 2000 T-Rex acquisition. MP will also convey its minority interest to the Company's co-location business. The Company will pay $900,000 to the purchaser in connection with the transaction. The principals of MP and various executive officers of the Company have mutually agreed that, until December 25, 2001, each group will limit, in the aggregate, the number of shares of the Company sold by them during any trading day.

         As a result of the pending transaction, the Company recognized an impairment of intangible assets of approximately $4,155,178 relating to management contracts to be sold for the period ended December 31, 2000.

         The Company has entered into a contract to sell Fortune House II, a proposed condominium/hotel project in Ft. Lauderdale Beach, Florida for $18.5 million. The purchaser has the right to cancel the contract without liability until March 7, 2001. In the event the purchaser does not cancel the contract, the Company anticipates closing on March 31, 2001.


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

OVERVIEW

         We are a multinational company that provides Internet Infrastructure and Managed Services. We were founded in 1982 and on April 28, 2000, Terremark Holdings, Inc. completed a reverse merger with AmTec, Inc., a public company. Contemporaneous with the reverse merger we changed our corporate name to Terremark Worldwide, Inc. and adopted "TWW" as our trading symbol. Historical information of the surviving company is that of Terremark Holdings, Inc .

         We are the owner and, when it is completed, will be the operator of the NAP of the Americas, the fifth Tier-1 Network Access Point ("NAP") in the world, and as a result, we have become an internationally recognized Internet infrastructure and managed services provider. Our strategy is to leverage our experience as the owner and operator of the NAP of the Americas by developing and operating TerreNAP(SM) Data Centers in Latin America and Asia. TERRENAP(SM) Data Centers provide peering, colocation and managed services to carriers, Internet service providers, other Internet companies and enterprises. The NAP of the Americas will be the premier TerreNAP(SM) Data Center and is located in Miami, Florida.

         During the quarter ended December 31, 2000, we continued to focus on this strategy, particularly on the operation of the interim NAP of the Americas and the development of the permanent NAP of the Americas, while evaluating all of our operations to ensure that they directly support that strategy. Our other operations traditionally have provided a full range of real estate services for traditional commercial and high-rise residential real estate. Our plan in connection with this review is to only retain non-core operations that generate positive cash flow or provide support services to our strategy.

TELECOM SERVICES

         To capitalize on the growth of the Internet and the demand for connectivity, we own, are developing, and when completed will operate, the fifth Tier 1 Network Access Point in the U.S., which will be known as the "NAP of the Americas" a TerreNAP(SM) Data Center. The NAP of the Americas will occupy 120,000 gross usable square feet of the Technology Center of the Americas (known as TECOTA), a 750,000 square foot facility currently under construction in downtown Miami and which will be managed by one of our subsidiaries. Our lease for the NAP expires in 2020. Other Internet and telecommunications companies will have operations at the Technology Center of the Americas. We expect that the Technology Center of the Americas will be completed, and the NAP of the Americas will be operational by the third calendar quarter of 2001.

          To be successful in today's environment, a Tier-1 NAP must have the backing of key industry players. Terremark was selected to own and operate the NAP of the Americas by a consortium of over 90 entities, which include some of the top telecommunications industry members, such as AT&T, Global Crossing, Level 3 Communications, Cable & Wireless, 360 Networks, Sprint, FPL FiberNet, NetRail, PanAmSat, Williams Communications and EPIK Communications.

         The NAP of the Americas will provide a neutral connection point where carriers can establish public and private connections between and among their networks, which is known as peering. The NAP of the Americas also provides premium-class space where Internet businesses, telecommunications providers and enterprises place their equipment and their network facilities in order to be close to the peering connections that take place at the NAP. This is known as colocation. In addition, the NAP of the Americas will provide a full menu of related managed services, such as a network monitoring, caching, data back-up and off-site storage services, performance reporting services, load balancing services, network security services, and web hosting. We expect that the NAP of the Americas will be the primary channel of Internet traffic from Central and South America and the Caribbean to North America, Asia and Europe.

         We have contracted Telcordia Technologies, Inc., which was instrumental in the design and operation of two of the other four Tier-1 NAPs in the world, and which is a wholly owned subsidiary of SAIC, to work together with us to enable the design and operations of the NAP of the Americas. Key support that we have and will continue to receive from Telcordia include: recommendations on the peering technology to be deployed in the NAP, design and implementation of key business processes, market and product strategy, and resources used to set-up and operate the interim NAP facility. Our long-term strategy is to continue to work with Telcordia and leverage their expertise and resources to enable our in-house personnel to obtain the knowledge required to operate the NAP and deploy TERRENAP(SM) Data Centers. On December 30, 2000, we launched operations of the interim NAP of the Americas on the basis of a short-term lease. The interim facility, which has has been live and operational since that date, and is staffed 24-hours a day, seven days a week, is providing connectivity to global carriers, ISPs, new technology entrants and members of the NAP of the Americas consortium. The interim NAP of the Americas uses the same peering architecture that will be used at the permanent NAP.

         We intend to use this technology, the knowledge gained through our long-term relationship with Telcordia, our 20 years of experience dealing with Latin America and Asia, and the expertise of our employees, many of whom were formerly executives with GTE, Nortel, AT&T and Global Crossing, for example, to roll out additional TerreNAP(SM) Data Centers across Latin America and Asia.

         As part of our expansion of TerreNAP(SM) Data Centers into emerging markets, on December 8, 2000, we opened our first Asia-based TerreNAP(SM) Data Center in Beijing, China. This facility, called TerreNAP(SM) Beijing, is a partnership with BroadOnline, a wholly Chinese owned networking services provider. It is located where the fiber networks in Northern China connect with domestic and international Internet gateways and is one of the fastest, and most reliable connections to the Internet available in China. TerreNAP(SM) Beijing is one of the only China-based data centers with Tier-1, direct access to the Internet backbone. We plan to open similar facilities in other Chinese cities in the future.

         In August 2000, we formed Terremark Latin America and acquired 80% of Spectrum Communications Telecommunications Corp., a privately held, Miami-based provider of telecommunications services with operations in Brazil, Chile and Peru. We have an option, until February 2002, to acquire the remaining 20% of Spectrum. We currently provide international long distance telephony through Voice over Internet Protocol in Brazil and Peru. In Chile, we offer basic telephony services via wireless technologies. Local management of these operations is currently reviewing the potential for TerreNAP Data Centers in these markets.

         On December 20, 2000, we entered into a Research and Development Agreement with Florida International University ("FIU") to work together, through FIU's Telecommunications and Information Technology Institute, on research and development projects. FIU and we will use FIU's AMPATH network to study current and emerging Internet and telecommunications technologies, including Internet Protocol Version 6, Quality of Service, multicasting and optical switching. These projects will enable us to study advanced network technologies before they are introduced into production networks.

         As part of the Research and Development Agreement, the NAP of the Americas will serve as the home of the AMPATH Network and South Florida's Internet2 GigaPoP. The aim of AMPATH, a project developed by FIU, is to interconnect the research and education networks in South America, Central America, the Caribbean, Mexico and other countries to U.S. and non-U.S. research and education networks via the Internet2 Abilene network.

         Revenues from telecommunication services are recognized as services are provided.

TELECOM FACILITIES MANAGEMENT

         In North America, our telecom facilities management segment initially focused on infrastructure solutions, such as telecom hoteling and colocation services. This segment of our operations developed and managed facilities used by Internet companies and telecommunications service providers to house equipment and operate their business.

         On November 8, 2000, we purchased a 0.5% member interest in a third party joint venture to construct the TECOTA. As a result of our efforts, that venture obtained $48 million of equity and $61 million of construction financing to complete this project. We have guaranteed the bank loans in the amount of $61 million.

         In connection with our stated plan of reviewing non-core operations, we determined that the development of telecom hotels, while an attractive opportunity, was not consistent with the development and operation of the NAP of the Americas and of TerreNAP(SM) Data Centers in emerging markets. On January 12, 2001, we signed an agreement to sell certain of our telecom facilities management operations on February 23, 2001, to MP Telecom, LLC ("MP"), an entity owned by certain officers and a director of the Company. As part of the transaction, the officers resigned from our management team and Clifford Preminger resigned from our Board. We will retain our rights relating to the management of TECOTA, home of the NAP of the Americas and have conditionally transferred to MP rights under the related leasing agreement, predicated on MP meeting certain leasing goals. MP will convey to us its rights to certain promote and equity interests in TECOTA. Because of these transactions, we will own 100% of the promote and 1.0% of the equity interests in TECOTA.

         Assets to be sold include the "T-Rex" name, as well as all of our equity ownership interests (including any rights to "promote" interests) in the T-Rex branded "Telecom Hotel" projects located in Cleveland, Ohio; Boca Raton, Florida; Hartford, Connecticut; Sterling, Virginia; and Chicago, Illinois, together with all of the assets owned by Telecom Routing Exchange Developers, Inc., and our wholly owned subsidiaries.

         As part of the transaction, MP will also convey to us a total of 1,400,000 shares of our common stock, representing a portion of the 8,000,000 shares we issued to MP and its affiliates in conjunction with our June 2000 acquisition of Telecom Routing Exchange Developers, Inc. MP will also convey to us its rights to our colocation business. We also will pay $900,000 to MP in connection with the transaction. The principals of MP and various of our executive officers have mutually agreed that, until December 25, 2001, each group will limit, in the aggregate, the number of our shares sold by them during any trading day.

         In September 2000, ColoConnection, our majority-owned subsidiary signed a 20-year lease for a 45,000 square foot facility in Santa Clara, California which we have guaranteed. This colocation facility is currently being renovated and will provide finished space for multiple parties' telecommunications equipment. In connection with our stated plan of reviewing non-core operations, we are actively marketing the sale of this entity.

         Revenues from telecommunication facilities management are recognized as earned.

REAL ESTATE SERVICES

         Our management has over 20 years experience in concept development, acquisition of land, project design, equity and debt financing arrangement, construction, management, contract construction, property management, sales and leasing. We believe our experience provides us with a competitive advantage in developing and operating the NAP of the Americas and TerreNAP(SM) Data Centers. As part of our new strategy, we intend to refocus this segment of our operations to support the development and operation of TerreNAP(SM) Data Centers.

         During October 2000, we merged Post-Shell Technology Contractors, Inc. into Terremark Construction Services, Inc. and changed the name of the combined entity to Terremark Technology Contractors, Inc. Terremark Technology Contractors will direct its activities to build outs for the telecommunications industry. Revenues from construction contract activities are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. This method is used because management considers costs incurred to be the best measure of progress on these contracts. Contract costs include all direct material and labor costs and indirect costs related to contract performance such as indirect labor, supplies, tools, repairs and depreciation. General and administrative costs are charged to expense as incurred. Generally the duration of a construction contract exceeds one year.

CERTAIN RISK FACTORS

         The nature of our operations changed as a result of the April 28, 2000 merger between AmTec, Inc. and Terremark Holdings, Inc. Our operations continue to evolve as we develop our Internet infrastructure and managed services business. We began offering Internet Infrastructure and managed services in 2000. Due to our short operating history, our business model is still evolving. Consequently, we believe that period-to-period comparisons of our results of operation may not be necessarily meaningful and should not be relied upon as indicators of future performance. We have experienced revenue growth in the recent period, but this growth may not be indicative of our future operating results. Many of the factors that could cause our quarterly operating results to fluctuate significantly in the future are beyond our control. We believe that we will continue to experience net losses on a quarterly and annual basis for the foreseeable future. We may also use significant amounts of cash and/or equity to acquire complementary businesses, products, services or technologies.

         The market for Internet infrastructure services has only recently begun to develop, is evolving rapidly and likely will be characterized by an increasing number of market entrants. There is significant uncertainty regarding whether this market ultimately will prove to be viable or, if it becomes viable, that it will grow. Our future growth, if any, will be dependent on the willingness of carriers to peer and collocate within our facilities, enterprises to outsource the system and network management of their mission-critical Internet operations and our ability to market our services in a cost-effective manner to a sufficiently large number of those potential customers. There can be no assurance that the market for our services will develop, that our services will be adopted or that businesses, organizations or consumers will use the Internet for commerce and communication. If this market fails to develop, or develops more slowly than expected, or if our services do not achieve market acceptance, our business, results of operations and financial condition would be materially and adversely affected.

         We intend to allocate our financial resources to activities that are consistent with our strategy of developing and operating TerreNAP(SM) Data Centers, including the NAP of the Americas. We have therefore implemented a policy of reducing expenditures in areas that are not consistent with that objective. However, the development of the NAP of the Americas and other TerreNAP(SM) Data Centers will require substantial capital resources. We are exploring various alternatives, including the raising of debt and equity both in private and public markets and obtaining financing from our vendors. In the event that we are unsuccessful in obtaining sufficient financial resourses to permit us to fully implement our proposed plans, we will consider various alternatives, including possible joint ventures and reducing the scale or deferring implementation of proposed projects. However, there is no assurance that we will have the funds necessary to complete any TerreNAP(SM) Data Center.

         The expansion of our operations through the opening of additional TerreNAP(SM) Data Centers in emerging markets is our core strategy. To expand successfully, we must be able to assess markets, locate and secure new TerreNAP(SM) Data Center sites, install hardware, software and other equipment in and develop TerreNAP(SM) Data Center facilities, and attract carriers, Internet service providers and other customers to the new locations. To manage this expansion effectively, we must continue to improve our operational and financial systems and expand, train and manage our employee base and build a menu of managed services. We anticipate continuing to make significant investments in the NAP of the Americas and new TerreNAP(SM) Data Centers and network infrastructure, product development, sales and marketing programs and personnel. Our inability to establish additional TerreNAP(SM) Data Centers or effectively manage our expansion would have a material adverse effect upon our business. Furthermore, if we were to become unable to leverage third-party products in our services offerings, our product development costs could increase significantly. Finally, several of our customers are emerging growth companies that may have negative cash flows, and there is the possibility that we will not be able to collect receivables on a timely basis.

         The deployment of our TerreNAP(SM) Data Center strategy will require us to expend substantial resources for leases and/or purchase of real estate, significant improvements of facilities, purchase of complementary businesses, assets and equipment, implementation of multiple telecommunications connections and hiring of network, administrative, customer support and sales and marketing personnel. In general, we expect that it may take us a significant period of time to select the appropriate location for a new TerreNAP(SM) Data Center, construct the necessary facilities, install equipment and telecommunications infrastructure and hire operations and sales personnel. The failure to generate sufficient cash flows or to raise sufficient funds may require us to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities, making it difficult for us to generate additional revenue and to respond to competitive pressures.

         Expenditures commence well before a TerreNAP(SM) Data Center opens, and it may take an extended period for us to approach break-even capacity utilization. As a result, we expect that individual TerreNAP(SM) Data Centers may experience losses for a period of time from the commencement of their operations. If we do not attract customers to new TerreNAP(SM) Data Centers in a timely manner, or at all, our business would be materially adversely affected. Growth in the number of our TerreNAP(SM) Data Centers is likely to increase the amount and duration of losses.

         We expect to make additional significant investments in sales and marketing and the development of new services as part of our expansion strategy. We will incur further expenses from sales personnel hired to test market our services in markets where there is no TerreNAP(SM) Data Center. In addition, we typically experience a lengthy sales cycle for our services, particularly given the importance to customers of securing Internet connectivity for mission-critical operations and the need to educate certain customers regarding TerreNAP(SM) Data Centers, and benefits of colocation and Internet connectivity services. The rate of growth in our customer base and the length of the sales cycle for our services may cause significant adverse results to our business, and our financial condition would be materially and adversely affected. Due to the typically lengthy sales cycle for our services, our expenses may occur prior to customer commitments for our services. There can be no assurance that the increase in our sales and marketing efforts will result in increased sales of our services.

         Our success is substantially dependent on the continued growth of our customer base and the retention of our customers. Our ability to attract new customers will depend on a variety of factors, including the willingness of carriers to peer at our facilities, the willingness of businesses to outsource their mission-critical Internet operations, the reliability and cost-effectiveness of our services and our ability to effectively market such services. We intend to develop alternative distribution and lead generation relationships with potential channel partners. Any failure by us to develop these relationships could materially and adversely impact our ability to generate increased revenues, which would have a material adverse effect on our business, results of operations and financial condition.

         We depend on a limited number of third party suppliers for key components of our infrastructure, and the loss of one or more suppliers may slow our growth or cause us to lose customers. For example, the flywheel electrical generators that we use for power backup at the NAP of the Americas and the routers used as part of our peering infrastructure, that, are available only from sole or limited sources in the quantities and quality demanded by us. We purchase these components and technology assistance pursuant to short term agreements with our infrastructure contractors. We do not carry inventories of components and we have no guaranteed supply or service arrangements with any of these vendors. Any failure to obtain required products or services on a timely basis, at an acceptable cost would impede the growth of our business, causing our financial condition to be materially and adversely affected. In addition, any failure of our suppliers to provide products or components that comply with evolving Internet standards, would materially and adversely affect our business, results of operations and financial condition.

         We will need to accomplish a number of objectives in order to successfully complete the development of the permanent NAP of the Americas facility, on a timely basis or at all, including obtaining necessary permits and approvals, passing required inspections, and hiring necessary contractors, builders, electricians, architects and designers. The successful development of the facility will require careful management of various risks associated with significant construction projects, including construction delay, cost estimation errors or overruns, equipment and material delays or shortages, inability to obtain necessary permits on a timely basis and other factors, many of which are beyond our control. Our inability to establish the planned NAP of the Americas facility or to effectively manage its expansion would have a material adverse effect upon our business, results of operations and financial condition. Furthermore, the interim NAP of the Americas facility and, if completed, the permanent NAP of the Americas facility will result in substantial expenses. If revenue levels do not increase sufficiently to offset these new expenses, our operating results will be materially adversely impacted in future periods.

         We conduct business internationally. Accordingly, our future operating results could be materially adversely affected by a variety of factors, some of which are beyond our control, including currency exchange fluctuation, longer accounts receivable payment cycles and difficulty in collections, and in managing operations, taxes, restrictions on repatriation of earnings, regulatory, political or economic conditions in a specific country or region, trade protection measures and other regulatory requirements.

         We need to obtain additional licenses and approvals in order to expand our services and enter new markets. Proposed or actual regulations with respect to the Internet could also adversely impact our business. In addition, in order to be successful in emerging markets, we must be able to differentiate ourselves from our competition through our service offerings. There is no assurance that we will successfully differentiate ourselves or that the market will accept our services, or that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these services. If we incur increased costs or are unable, for technical or other reasons, to develop and introduce new services or enhance existing services in a timely manner, or our products or services do not achieve market acceptance in a timely manner or at all, our business, results of operations and financial condition could be materially adversely affected.

         Economic, interest rates and other conditions greatly impact our business. It is possible that our operations will not generate income sufficient to meet our operating expenses or will generate income and capital appreciation, if any, at a rate less than that anticipated or available through comparable real estate or other investments.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

         REVENUE. Total revenue grew $11.3 million, or 298%, from $3.8 million for the three months ended December 31, 1999 to $15.1 million for the three months ended December 31, 2000. Telecom service revenue was $0.6 million during the 2000 period. No telecom service revenue was recorded in the three months ended December 31, 1999. The increase in telecommunications revenue is attributable to the growth of our telecommunications business as a result of our acquisition of Spectrum Communications and IXS.NET. Revenue from real estate sales decreased $1.3 million, or 57%, from $2.3 million for the three months ended December 31, 1999 to $1 million for the three months ended December 31, 2000. Revenue for the three months ended December 31, 1999 is attributable to the sale of eight condominium units. As a result of fewer units being available for sale, only four units were sold during the comparable period in 2000. Commission income earned from lease signings increased to $2.8 million from $.4 million for the three months ended December 31, 1999, due primarily to commissions earned from our telecom facilities management operations. Since we anticipate selling the related operations in February 2001, leasing commissions are expected to decrease in future periods. Management fees charged with respect to the management of commercial and residential property increased $0.3 million, from $0.4 million for the three months December 31, 1999 to $0.7 million for the three months ended December 31, 2000 as a result of the acquisition of various telecom and office building management contracts. Construction contract revenue increased $8.3 million from $0.4 million for the three months ended December 31, 1999 to $8.7 million for the three months ended December 31, 2000. The increase is attributable to the increase in the number of third party construction projects obtained as a result of our acquisition of Post Shell Technology Contractors. During 2000, we obtained 19 third party construction projects as a result of our acquisition of Post Shell Technology Contractors. We do not currently anticipate any losses on any of the individual contracts.

         COST OF TELECOM SERVICES. Cost of telecom services was $1.4 million for the three months ended December 31, 2000. No costs were recorded for the comparable period during 1999.

         START-UP COSTS TELECOM SERVICES. Start-up costs of telecom services were $1.6 million for the three months ended December 31, 2000. No cost was recorded for the comparable period during 1999. The increase was attributable to costs associated with the design of the interim NAP.

         COST OF REAL ESTATE SOLD. Cost of real estate sold decreased by $1 million, or 58.8%, from $1.7 million for the three months ended December 31, 1999 to $0.7 million for the three months ended December 31, 2000. The decrease is attributable to the decrease in condominium units sold as a result of fewer units being available for sale.

         CONSTRUCTION CONTRACT EXPENSES. Construction contract expenses were $7.6 million for the three months ended December 31,2000 compared to $0.3 million for the three months ended December 31, 1999. The increase in the 2000 period was attributable to the increase in the number of construction contracts in progress and the percentage of completion of those projects.

         GENERAL AND ADMINISTRATIVE EXPENSES. During fiscal 2000, our focus has been on the integration of our acquisitions and establishing internal operations to support Internet and telecom infrastructure services. General and administrative expenses increased by $6.4 million, from $2.6 for the three months ended December 31, 1999 to $9.0 million for the three months ended December 31, 2000. This increase is attributable to the additional operating expenses resulting from the acquisitions of Telecom Routing Exchange Developers, Post Shell Technology Contractors, Spectrum Communications, Asia Connect and IXS.NET. Although we are currently attempting to reduce expenses in activities not directly related to our core strategy, we expect general and administrative expenses relating to the development of the TerreNAP(SM) Data Centers to increase over time as we continue to expand our operations.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased from $23,000 for the three months ended December 31, 1999 to $4.5 million for the three months ended December 31, 2000. The increase resulted primarily from amortization of intangible assets associated with the April 28, 2000 merger of AmTec and Terremark, and the acquisitions of Telecom Routing Exchange Developers, Post Shell Technology Contractors, Spectrum Communications, Asia Connect and IXS.NET.

         INTEREST INCOME. Interest income increased from $86,000 for the three months ended December 31, 1999 to $0.1 million for the three months ended December 31, 2000, due to an increase in cash balances.

         DIVIDENDS. Dividends on redeemable preferred stock were $0.1 million for the three months ended December 31, 1999. No dividends were paid in the 2000 period. The preferred stock was converted to shares of our common stock on April 28, 2000.

          IMPAIRMENT OF INTANGIBLE ASSETS. As a result of our agreement to sell certain telecom facilities management operations, we recognized a $4,155,178 impairment of intangible assets relating to management contracts to be sold.

         NET LOSS. Overall net loss increased from $(1.9) million for the three months ended December 31, 1999 to $(15.0) million for the three months ended December 31, 2000. The increase was primarily due to the decrease in net revenues from the sale of condominiums, start-up costs for the interim NAP, amortization of identifiable intangibles and goodwill and the additional operating expenses related to AmTec, Telecom Routing Exchange Developers, Terremark Technology Contractors, Asia Connect, Spectrum Communications and IXS.NET, subsequent to their acquisition.

NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1999

         REVENUE. Total revenue grew $12.0 million, or 90%, to $25.4 million for the nine months ended December 31, 2000 from $13.4 million for the nine months ended December 31, 1999. Telecom service revenue was $1.1 million for the nine months ended December 31, 2000. No telecom service revenue was recorded for the comparable period during 1999. The increase was attributable to our telecom and managed services offered in Latin America and Asia due to our acquisions of 80% of Spectrum Communications and 100% of IXS.NET. Revenue from real estate sales decreased $7.6 million, or 74%, from $10.4 million for the nine months ended December 31, 1999 to $2.8 million for the nine months ended December 31, 2000. Revenue for the nine months ended December 31, 1999 is attributable to the sale of 45 condominium units. As a result of fewer units being available for sale, only twelve units were sold during the comparable period in 2000. Commission income earned from lease signings at telecom facilities, commercial and residential property increased $3.1 million, from $0.6 million for the nine months ended December 31, 1999 to $3.7 million for the nine months ended December 31, 2000, due primarily to commissions earned from our telecom facilities management operations. Since we anticipate selling the related operations in February 2001, leasing commissions are expected to decrease in future periods. Management fees charged with respect to the management of telecom facilities, commercial and residential property increased $0.6 million, or 62%, from $1.0 million for the nine months ended December 31, 1999 to $1.6 million for the nine months ended December 31, 2000. The increase is a result of the acquisition of various telecom and commercial building management contracts. Contract construction revenue increased $13.7 million; from $0.4 million for the nine months ended December 31, 1999 to $14.1 million for the nine months ended December 31, 2000. During 2000, we obtained 19 third party contract construction projects as a result of our acquisition of Post Shell Technology Contractors, Inc., now known as Terremark Technology Contractors Inc.

         COST OF TELECOM SERVICES. Cost of telecom services was $2.0 million for the nine months ended December 31, 2000. No cost was recorded for the comparable period during 1999. The increase was attributable to our telecom and managed services offered in Latin America and Asia as a result of our acquisitions of Spectrum Communications and IXS. NET.

         START- UP COSTS - TELECOM SERVICES. Start-up costs of telecom services were $1.6 million for the nine months ended December 31, 2000. No cost was recorded for the comparable period during 1999. The increase was attributable to costs associated with the design of the interim NAP Facility.

         COST OF REAL ESTATE SOLD. Cost of real estate sold decreased by $6.6 million, or 75.7%, from $8.8 million for the nine months ended December 31, 1999 to $2.1 million for the nine months ended December 31, 2000. The decrease is attributable to the decrease in the number of condominium units sold as a result of fewer units being available for sale.

         CONTRACT CONSTRUCTION EXPENSES. Contract construction expenses increased $12.4 million from $0.3 million for the nine months ended December 31, 1999 to $12.7 million for the nine months ended December 31, 2000. This increase is attributable to an increase in the number of construction contracts in progress as a result of our acquisition of Post Shell Technology Contractors during the period and the percentage of completion of those projects. We do not currently anticipate any losses on any of the individual contracts.

         GENERAL AND ADMINISTRATIVE EXPENSES. During fiscal 2001, our focus has been on the integration of our acquisitions and establishing internal operations to support our Internet and telecom infrastructure services strategy. General and administrative expenses increased by $15.8 million from approximately $5.2 million for the nine months ended December 31, 1999 to $21.0 million for the nine months ended December 31, 2000. This increase is directly attributable to our investment in personnel and corporate infrastructure and the related additional operating expenses resulting from the April 28, 2000 merger of AmTec and Terremark and the subsequent acquisitions of Telecom Routing Exchange Developers, Post Shell Technology Contractors, Spectrum Communications, Asia Connect and IXS.NET. Although we are currently attempting to reduce expenses in activities not directly related to our core strategy, we expect general and administrative expenses relating to the development of the TerreNAP(SM) Data Centers to increase over time as we continue to expand our operations.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses increased $1.3 million or 75.1% for the nine months ended December 31, 2000. The increase is principally due to the expenses that were incurred in connection with the promotion of the sale of Fortune House condominium units during the six months ending September 30, 2000. In November 2000, this project was placed for sale and all retail sales and marketing efforts were terminated. For the first six months of 2000, we were marketing two projects, while in 1999; we were marketing only one condominium project.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased from $63,000 for the nine months ended December 31, 1999 to $10.1 million for the nine months ended December 31, 2000. The increase resulted primarily from amortization of intangible assets associated with the April 28, 2000 merger of AmTec and Terremark and the acquisitions of Telecom Routing Exchange Developers, Post Shell Technology Contractors, Spectrum Communications, Asia Connect and IXS.NET.

         EQUITY IN LOSSES OF AFFILIATE. Equity in losses of affiliate was $0.4 million for the nine months ended December 31, 2000. No losses were recorded for the comparable period in 1999. Equity in losses of affiliate is derived from our equity investment in IP.com.

         INTEREST EXPENSE. Interest expense decreased from $0.6 for the nine months ended December 31, 1999 to $0.5 million for the nine months ended December 31, 2000 due to a decrease in the average debt balance outstanding.

         INTEREST INCOME. Interest income increased from $0.2 million for the nine months ended December 31, 1999 to $.5 million for the nine months ended December 31, 2000, due to an increase in our average cash balances invested.

         DIVIDENDS ON PREFERRED STOCK. Dividends on our redeemable preferred stock were $0.3 million for the nine months ended December 31, 1999 compared to $35,000 for the nine months ended December 31, 2000. On April 28, 2000, the preferred stock was converted to shares of our common stock.

         IMPAIRMENT OF INTANGIBLE ASSETS. As a result of our agreement to sell certain telecom facilities management operations, we recognized a $4,155,178 impairment of intangible assets relating to management contracts to be sold.

         NET LOSS. Overall net loss increased from $3.5 million for the nine months ended December 31, 1999 to $32.2 million for the nine months ended December 31, 2000 as a result of the factors discussed above. During fiscal 2000, our focus has been on the integration of our acquisitions and establishing internal operations to support our focus on Internet and telecom infrastructure services.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used by operations for the nine months ended December 31, 2000 was $14.9 million compared to cash provided by operations of $3.5 million for the nine months ended December 31, 1999, a decrease of $18.4 million. The decrease in cash flows resulted primarily from the net loss.

         Cash provided by investing for the nine months ended December 31, 2000 was $47.4 million compared to cash used in investing activities of $1.4 million for the nine months ended December 31, 2000, an increase in cash of $48.8 million. Cash from investing activities increased primarily due to the sale of Terremark Centre accounted for as real estate held for sale. Cash was used in investing activities as follows:

         o In April 2000, we invested $3.5 million for a 27.3% ownership interest in Boca Technology Center, LLC.

         o In March 2000, we purchased, for $447,930, a 19.8% membership interest in Cleveland Technology Center, LLC.

         o In November 2000, we purchased, for $202,000, a 0.5% membership interest in Technology Center of the Americas, LLC.

         Cash used in financing activities for the nine months ended December 31, 1999 was $3.5 million compared to cash used in financing activities of $30.7 million for the nine months ended December 31, 2000, an increase of $27.2 million. The increase in cash used in financing activities resulted primarily from payments on loans of approximately $76.2 million, which is offset by $28.1 million provided from the sale of our common stock and $13.8 of new borrowings.

         Historically, we have met our capital requirements primarily through debt financing and operating cash flow. Debt financing primarily includes the following: (1) various vendor financing arrangements, with various terms, secured by equipment totaling approximately $2.7 million at December 31, 2000;
(2) a line of credit secured by certain assets and personal guarantees of certain Terremark executives with a balance of $2.3 million at December 31, 2000; (3) a $5.0 million line of credit secured by certain assets, with $3.5 million drawn on the line at December 31, 2000. Interest accrues at a floating rate of Prime + 1% on drawn balances, payable monthly; (4) loan from a commercial lender, secured by a first mortgage on real estate that has been reduced from $2.7 million at March 31, 2000 to $0.4 million at December 31, 2000; and (5) a $7.5 million first mortgage from an individual secured by certain real estate held for sale which matures on March 1, 2001 and accrues interest at 12.0% per annum payable monthly.

         On December 29, 2000, we issued $6,246,159 in principal amount of subordinated convertible debt. Interest accrues at 13%, is payable quarterly beginning March 31, 2001, and matures on December 31, 2005. Each debenture is convertible into shares of our common stock at 120% of the 20-day average trading price prior to its issuance. We are permitted to prepay the debentures, which will entitle holders to warrants or a premium over their outstanding principal based upon the following schedule:

                    YEAR               REDEMPTION PRICE
                    ----               ----------------
                    2001                      105%
                    2002                      104%
                    2003                      103%
                    2004                      102%
                    2005                      100%


         Subsequent to December 31, 2000, we sold an additional $1,767,700 of convertible debt. Approximately 82.0% of the total amount sold is payable to our management and directors.

         On November 8, 2000, as a result of our efforts, the Technology Center of the Americas, LLC obtained $48 million of equity and $61 million of construction financing to complete TECOTA. We have guaranteed the bank loans in the amount of $61 million and the timely completion of TECOTA's construction. Set forth below is certain financial information of Technology Center of the Americas, LLC as of December 31, 2000:

         Construction in Progress                             $32,709,000
         Accounts Payable and Accrued Expenses                $12,589,000
         Debt                                                          --
         Members' Equity                                      $48,404,000

         We have entered into a contract to sell Fortune House II, a proposed condominium/hotel project in Ft. Lauderdale Beach, Florida for $18.5 million. The purchaser has the right to cancel the contract without liability until March 7, 2001. In the event the purchaser does not cancel the contract, we anticipate closing on March 31, 2001.

         We believe that our cash and cash equivalents, borrowing capacity and access to other financing sources will be adequate to meet our anticipated short-term liquidity requirements, including scheduled debt repayments and capital expenditures.


         In conjunction with our recent acquisitions, we have assumed operating lease commitments, vendor financing agreements and other debt obligations. As part of our business strategy, we intend to continue to evaluate potential acquisitions, joint ventures and strategic alliances in companies that own existing networks or companies that provide services that complement our existing businesses. Such acquisitions may also require financing, which may not be available to us on acceptable terms.

         We intend to allocate our financial resources to activities which are consistent with our strategy of developing and operating TerreNAP(SM) Data Centers, including the NAP of the Americas. We have therefore implemented a policy of reducing expenditures in areas which are not consistent with that objective. However, the development of the NAP of the Americas and other TerreNAP(SM) Data Centers will require substantial capital resources. We are exploring various alternatives including the raising of debt and equity both in private and public markets and obtaining financing from our vendors. In the event that we are unsuccessful in obtaining sufficient financial resources to permit us to fully implement our proposed plans, we will consider various alternatives, including possible joint ventures and reducing the scale or deferring the implementation of proposed projects.

INFLATION AND EXCHANGE RATES

         The general rate of inflation in the United States has been insignificant over the past several years and has not had a material impact on our results of operations. As we expand international operations, inflation and exchange rate variations may have substantial effects on our results of operations and financial condition. Generally, the effects of inflation in many Latin American countries, including Brazil, Peru and Chile and in Asia have been offset in part by a devaluation of the local countries' currencies relative to the U.S. dollar. Nevertheless, the devaluation of each country's currency may have an adverse effect on us.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FASB 133), "Accounting for Derivative Instruments and Hedging Activities," which becomes effective and is required to be adopted in years beginning after September 15, 2000. FASB 133 requires all derivatives to be recorded in the balance sheet at fair value. FASB 133 establishes the accounting procedures for hedges that will affect the timing of recognition and the manner in which hedging gains and losses are recognized in Terremark's financial statements. Derivatives that are not hedges must be adjusted to fair value through income. If derivatives are hedges, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or will be recognized in other comprehensive income until the hedged item is recognized in earnings. We do not believe the adoption of FASB 133 will have a material impact on our financial position and results of operations.

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

            In March 2000, the FASB issued Interpretation No. 44, or FIN 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. This Interpretation clarifies, the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain of the conclusions of FIN 44 covering events occurring during the period after December 15, 1998 or January 12, 2000 did not have a material effect on our financial position and results of operations. We do not expect that the adoption of the remaining conclusions will have a material effect on our financial position and results of operations.

                           PART II. OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

On November 8, 2000, the Company issued warrants to purchase 250,000 shares of the Company's common stock at an exercise price per share of $2.76. The warrants expire November 7, 2008. The issuance of the warrants was exempt form the registration requirements of the Securities Act of 1933,as amended (the "Act") as the warrants were issued to accredited individuals pursuant to Regulation D as promulgated under the act.

On December 29, 2000, the Company sold $6,246,159 in principal amount of 13% Subordinated Convertible Debentures due December 31, 2005. Each debenture is convertible (in multiples of $50,000) at a price per share equal to 120% of the average market price of the Company's common stock for the twenty (20) trading days preceding the date the debenture is purchased. The conversion price for the debentures sold on December 29, 2000 was $1.5468. The debentures are convertible at any time, but shares issued upon conversion may not be sold or transferred prior to December 31, 2001. The Company may prepay the debentures at any time on 15 days' notice. Upon prepayment, the Holder may request repayment either: (i) at a premium (5% in 2001 decreasing to 0% in 2005); or (ii) at par with warrants to purchase shares of the Company's common stock in an amount equal to 10% of the principal repaid exercisable at the conversion price. The holder may call the debentures, with no premium or warrants, during the month of January 2003. Conversion rights cease on notice of election to call.

The offer and sale of the debentures were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act") as the debentures were sold to accredited investors pursuant to Regulation D and to non-United States persons in offshore transactions pursuant to Regulation S each as promulgated under the Act.

As of February 13, 2001, an additional $ 1,767,700 in principal amount of the debentures had been sold.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)     Exhibits:

                      4.1 Form of 13% Subordinated Convertible Debenture, due December 31, 2005.

                      4.2 Form of Warrant for the Purchase of Shares of Common Stock.

              (b)     Reports on Form 8-K:

                  The Company filed a Form 8-K with respect to its private placement of 13% subordinated convertible debentures on December 1, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Terremark Worldwide, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERREMARK WORLDWIDE, INC.


DATE:  February 14, 2001           By: /s/ Manuel D. Medina
                                       ----------------------------------------
                                        Manuel D. Medina, Chairman of the Board,
                                        Chief Executive Officer (Principal
                                        Executive Officer)

DATE:  February 14, 2001           By:/s/ Irving A. Padron
                                       ----------------------------------------
                                        Irving A. Padron, Chief Financial
                                        Officer (Principal Financial Officer)