Form 10-K
period 2001-03-31
TERREMARK WORLDWIDE INC
filed 2001-07-16
CIK 912890

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the fiscal year ended March 31, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _______________ to _______________

                         Commission file number 0-22520

                            TERREMARK WORLDWIDE, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                                    52-1981922
-----------------------------------------------          ---------------------
(State or Other Jurisdiction of Incorporation              (I.R.S. Employer
               or Organization)                           Identification No.)

                  2601 S. BAYSHORE DRIVE, MIAMI, FLORIDA 33133
-------------------------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

Registrant's telephone number, including area code:    (305) 856-3200

Securities registered pursuant to Section 12(b) of the Act:

        COMMON STOCK, PAR VALUE $0.001 PER SHARE AMERICAN STOCK EXCHANGE
-------------------------------------------------------------------------------
             (Title of Class) (Name of Exchange on Which Registered)

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                 -----------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (17CFR 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON JULY 9, 2001, BASED UPON THE CLOSING MARKET PRICE OF THE REGISTRANT'S VOTING STOCK ON THE AMERICAN STOCK EXCHANGE ON JULY 9, 2001, WAS APPROXIMATELY $276,918,829.

         THE REGISTRANT HAD 199,222,179 SHARES OF COMMON STOCK, $0.001 PAR VALUE, OUTSTANDING AS OF JULY 9, 2001.

                                TABLE OF CONTENTS

                                                                                                              PAGE NO.
                                                                                                              --------
PART I............................................................................................................2
   ITEM 1.        BUSINESS........................................................................................2
   ITEM 2.        PROPERTIES.....................................................................................10
   ITEM 3.        LEGAL PROCEEDINGS..............................................................................10
   ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................10

PART II..........................................................................................................10
   ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................10
   ITEM 6.        SELECTED FINANCIAL DATA........................................................................12
   ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........12
   ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................21
   ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................21
   ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURE...........21

PART III.........................................................................................................22
   ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................22
   ITEM 11.       EXECUTIVE COMPENSATION.........................................................................24
   ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................25
   ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................26

PART IV

   ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...............................26
   SIGNATURES....................................................................................................27


                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

         We are a multinational company that provides Internet infrastructure and managed services. We are the owner and operator of the NAP of the Americas, the fifth Tier-1 Network Access Point in the world, and as a result, we have become an internationally recognized Internet infrastructure and managed services provider. The NAP of the Americas, the first TerreNAP(SM) Data Center, and the only carrier-neutral Tier-1 NAP, is located in Miami, Florida and provides peering, colocation and managed services to carriers, Internet service providers, other Internet companies and enterprises.

         We were founded in 1982. On April 28, 2000, Terremark Holdings, Inc. completed a reverse merger with AmTec, Inc., a public company. Contemporaneous with the reverse merger we changed our corporate name to Terremark Worldwide, Inc. and adopted "TWW" as our trading symbol on the American Stock Exchange. Historical information of the surviving company is that of Terremark Holdings, Inc.

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

STRATEGY

         With miles of fiber optic cable laid, looped and recently put into service around South America and the Caribbean, Internet and telecommunications industry leaders joined together to create the NAP of the Americas Consortium, with the goal of promoting the creation of the world's fifth Tier-1 tier-one NAP in Florida. In September 2000, we were selected to own and operate the NAP of the Americas by that Consortium, whose members currently consist of over 100 entities, including AT&T, Global Crossing, Level 3 Communications, Cable & Wireless, Sprint, FPL FiberNet, PanAmSat, Williams Communications and EPIK Communications. Since that time, the Consortium's role has transitioned to one of an advisory group and a prospective customer base. In light of this unique relationship, we have agreed with the Consortium that we will not price discriminate, will maintain open access to all customers and will remain carrier neutral.

         The NAP of the Americas provides a neutral connection point where carriers can establish bilateral and multilateral connections between and among their networks, a process known as peering, and purchase capacity from each other. The NAP of the Americas also provides premium-class space where carriers, Internet Service Providers, Application Service Providers, content providers, Internet businesses, telecommunications providers and enterprises house their equipment and their network facilities in order to be close to the peering connections that take place at the NAP. This is known as colocation. In addition, the NAP of the Americas provides a menu of related managed services, such as a meet-me rooms, advanced network monitoring and management, and performance monitoring. We expect that the NAP of the Americas will be a primary channel of Internet traffic from Central and South America and the Caribbean to North America, Asia and Europe.

         Our strategy is to leverage our experience as the owner and operator of the NAP of the Americas to develop and operate TerreNAP(SM) Data Centers in Latin America and Asia. TerreNAP(SM) Data Centers will provide peering, colocation and managed services to carriers, Internet service providers, other Internet companies and enterprises. We intend to use our 20 years of experience in dealing with Latin America and Asia, the know-how gained through our relationship with Telcordia, and the expertise of our employees, many of whom were formerly executives with GTE, Nortel, AT&T, BellSouth and Telcordia, for example, to roll out additional TerreNAP(SM) Data Centers across Latin America and Asia. To implement our strategy and meet our current obligations we will need additional capital as more fully discussed in Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations.

OPERATIONAL STRUCTURE

         Our data center business is divided into three main operating units:
NAP of the Americas, Terremark Latin America and Terremark Asia. The role of these units is to develop the TerreNAP brand of data centers in their respective regions. The NAP of the Americas, our flagship unit, houses all of the operations relating to the NAP of the Americas facility in Miami, Florida, and serves as the operational template for the TerreNAP Data Centers that Terremark Latin America and Terremark Asia plan to deploy in their geographic regions.

THE NAP OF THE AMERICAS

         A Tier-1 Network Access Point is one of several major Internet interconnection points that serve to tie together Internet access providers. Originally, four Tier-1 NAPs, in New York, Washington, D.C., Chicago, and San Francisco, were created and supported by the National Science Foundation as part of the transition from the original United States government-financed Internet to a commercially operated Internet. The NAP of the Americas is the fifth Tier-1 NAP. It is the only one designed and built from the ground up as a carrier-neutral facility that offers access to myriad connectivity options, bilateral and multilateral peering, colocation and managed services, and which routes Internet traffic between the Americas, the Caribbean, Europe and Africa.

         The NAP of the Americas, as a tenant, occupies 120,000 net usable square feet of the Technology Center of the Americas (known as TECOTA), a 750,000 square foot telecommunications hotel recently constructed in downtown Miami. TECOTA, managed by one of our subsidiaries, is located in an area of numerous telecommunications carrier facilities, fiber loops, international cable landings and multiple power grids. Our lease with TECOTA expires in 2020. The NAP of the Americas, which received its temporary certificate of occupancy and became operational on June 29, 2001, is expected to be completed during the third calendar quarter of 2001.

     TECHNOLOGY

         The NAP of the AmericasSM has been designed to handle several times more bandwidth than any of the existing Tier-1 NAPs and has been further designed for additional scalability, utilizing advanced networking standards. In order for data to travel over the Internet, it must be subdivided into small parts, or "packets," whose size and configuration is predefined by the Internet Protocol standard. The peering network architecture of the NAP of the Americas has the capacity to transmit up to 12 Terabytes of these data packets per second. On December 30, 2000, we launched the operation of the interim NAP of the Americas. The interim facility, which has been live and operational since that date and has been staffed 24-hours a day, seven days a week, is currently being transitioned into the permanent NAP of the Americas. The interim NAP of the Americas uses the same basic configuration for its peering network architecture that is being used at the permanent NAP.

         The architecture of the NAP is a layered infrastructure based on Ethernet technology, which helps ensure predictable, highly reliable operation with virtually unlimited scalability. Switched Ethernet allows us to establish Virtual Local Area Networks so that our customers can rapidly configure their own private multiparty peering arrangements. In addition, Ethernet technologies have a proven track record for performance, reliability, robust scalability and operational maturity that permits the NAP to expand beyond a single facility, to allow peering between providers at several sites without performance penalty.

         Telcordia Technologies, Inc., a wholly owned subsidiary of SAIC, is the design and engineering consultant for the peering network and the operating methods and procedures for two of the other Tier-1 NAPs, has worked together with us on the design and operation of the NAP of the Americas. Our strategy is to continue to work with Telcordia Technologies and leverage their expertise and resources to enable our in-house personnel to obtain the knowledge required to operate the NAP and deploy additional TerreNAP(SM) Data Centers in emerging markets.

NETWORK SERVICES TEAM

         The role of the Network Services team is to provide network design and engineering, provisioning, operational control and real time monitoring and support to NAP of the Americas customers, 24 hours a day, 7 days a week, 365 days a year, by means of a Network Operations Center, or NOC. Network design and engineering staff work with our customers to address any specific engineering issues associated with installing equipment and network connectivity at our facilities. Our Network Operations group is responsible for monitoring all circuits, network and service center equipment, including routers, servers, and physical layer security services under the direct management control of the NOC. The NOC operates under the International Standards Organization (ISO) Model for Network Management, a widely accepted telecommunications industry standard, and its responsibilities include:

         o Remotely configuring and/or controlling specific network elements to provide connectivity;

         o  Receiving health and status reports from all network elements;

         o Conducting preliminary troubleshooting and determining resolution or dispatching;

         o  Providing fault detection, diagnostics, isolation and restoration;

         o  Responding to alarms generated by the monitoring tools;

         o Resolving error and exception messages generated by network elements;

         o  Opening service tickets to track system events;

         o Reviewing tickets for scheduled work (scheduled and preventative maintenance);

         o  Documenting network events via ticket notes; and

         o Providing updates to other organizations, e.g. Customer Care Center, Accounting/Billing.

         In light of the importance of Network Services to the success of the NAP of the Americas, as of March 31, 2001, we had 19 employees in Network Services. As of June 30, 2001 that group has grown to 52 employees. Our staff has worked in key network operations positions at such companies as BellSouth Communications, Exodus Communication, Level3 Communications, Williams Communications, Nortel Networks, WorldComm, Motorola, General Electric, AT&T, Alcatel, EDS, and Citrix Systems.

     GLOBAL SALES TEAM

         We sell our services through an experienced sales force, which is compensated, in part, through a quota-based program. We will continue to use our direct sales force to sell directly to global and domestic carriers, members of the Consortium, as well as telecom companies that utilize Tier-1 NAP connectivity and Internet Data Center services. We plan to sell to other market segments through indirect distribution channels, including our reseller program. As of March 31, 2001, we had 22 employees in our Global Sales Team, of whom 15 focus on direct sales, and 7 on technical sales support. As of June 30, our Global Sales Team had grown to 25 employees by hiring an additional 3 employees to the technical sales support team.

         The Direct Sales team is divided into three regional groups responsible for the European, the Global/Domestic and the Latin America Regions, respectively. While our primary focus in each Region is the Tier 1 carriers, each Region may be further subdivided into local markets and market segments, depending on the maturity of the region. For example, our Latin America Region is subdivided into three markets - Brazil, Mexico and the Southern Cone - with a focus on two segments - International Local Exchange Carriers and Internet Service Providers. In the Global/Domestic and European Regions, we are focusing on the Local Exchange Carrier, Competitive Local Exchange Carrier, Content Provider, International Local Exchange Carrier and Internet Service Provider market segments. All sales managers have direct experience in their assigned regions and speak at least one of the primary languages in their market area.

         Our sales strategy has a deliberate, phased approach to obtain new customers:

         Phase I is to establish the critical mass of customer connectivity and Tier-1 status for the NAP of the Americas. With 32 customer contracts as of July 9, 2001 for the NAP of the Americas, including many of the Tier-1 carriers, we have successfully launched this Phase, which we anticipate completing during the second quarter of fiscal year 2002.

         Phase II is focused on selling colocation space by: (i) marketing to the service divisions of the large Tier-1 carriers to expand their presence in the NAP; (ii) targeting the Internet Service Providers, Application Service Providers and content providers; and (iii) selling to Tier-2 carriers in Latin America and Europe that rely on the Tier-1 carriers for access and services. We anticipate commencing this Phase during second quarter of fiscal year 2002.

         Phase III will focus on selling managed services in two ways: (i) under the TerreNAP brand to our customers; and (ii) on a wholesale basis for our customers when they provide an integrated set of managed services to their customers. We anticipate commencing this Phase during second quarter of fiscal year 2002, in parallel with Phase II.

         Our Technical Sales Support Team directly supports our Regional Sales Teams, providing technical consulting and solutions to our prospective customers. Technical Sales Support representatives are primarily used to establish technical relationships ensuring broader support and to position us at multiple levels inside our customers' organization. Additionally, the Technical Sales Support Team prepare proposals, develop technical sales documents, and attend sales calls to answer technical questions presented by our customers.

         In addition to our direct sales efforts, subsequent to March 31, 2001, we implemented a reseller program with companies that are customers of the NAP of the Americas. We believe that this reseller program will allow us to greatly enhance our reach in the marketplace as it allows our customers to bundle NAP of the Americas services and space as part of their service offerings to their customers.

     SERVICES

         We currently offer the following core services through the NAP of the
Americas:

         o PEERING SERVICES: The NAP provides a peering service called Exchange Point Service, which is designed to facilitate both bilateral and multilateral peering among customers. Peering is the exchange of Internet traffic among service providers. Our customers' data is carried exclusively to those parties identified by our customers as their peering partners through this service.

         o COLOCATION SERVICES: The NAP of the Americas provides the physical environment necessary to keep customers' Internet and telecommunications equipment up and running 24 hours a day, 7 days a week. This facility is custom designed to exceed local industry standards for electrical and environmental systems. In addition, it offers a wide range of physical security features, including state-of-the-art biometric scanners, man traps, smoke detection, fire suppression systems, motion sensors, secured access, video camera surveillance and security breach alarms. High levels of reliability are achieved through a number of redundant subsystems including power and fiber trunks from multiple sources.

         MANAGED SERVICES: Managed services are designed to support a customer's mission-critical needs. The NAP of the Americas' managed services currently include:

         o MEET-ME-ROOMS - All fiber optic cable enters the NAP of the Americas via conduits that terminate in specific locations called "meet-me" rooms. The NAP of the Americas owns and manages these "meet-me" rooms, so they are carrier-neutral, designed with full scalability, and provisioned with advanced optical cross-connect systems to facilitate increasing levels of connectivity.

         o NETWORK MONITORING - We will monitor a customer's network to ensure the ongoing availability and performance of their servers, networks and applications. Our customers use this service to monitor their network infrastructure, their customers networks, past and present network performance, and project future network utilization.

         o PERFORMANCE MONITORING - Our Network Operations Center (NOC) staff is able to monitor our customers' equipment and networks for performance related issues, providing our customers with updates through e-mail or viewable website access. This allows our customers to know all the details of their networks performance without having to maintain and manage their own 24/7 facility, yet still have the security and experience of a world class NOC.

         o NETWORK SECURITY - The NAP of the Americas will have advanced security services through our relationship with SAIC. Our staff will verify existing customer procedures, network topology, permissions and access controls, hardware, software, and utilities. We will then provide managed intrusion detection services to protect our customers' network elements from attack on a 24/7basis.

         o SMART HANDS - The NAP of the Americas offers on-call and subscription-based services that provide on-site technical support on a billable basis to our customers.

         o ENGINEERING SERVICES - The NAP of the Americas offers its customers full-service facility and equipment design and engineering services, including any structural, mechanical, electrical and network systems required by our telecommunications customers.

         During fiscal year 2002, the NAP of the Americas' managed services are excepted to include: Security and Firewall Services; Billing Platform Services; Network Storage and backup Services; Bandwidth Measuring Services; Content Distribution Services; and Disaster Recovery Services. We also expect to add other services as demand and technology dictate.

     CUSTOMERS

         As of July 9, 2001, we had 32 signed binding revenue generating contracts with customers for the NAP for terms ranging from 3 to 20 years. The more than 100 members of the Consortium, as well as telecommunication operators, Internet service providers, educational institutions, Application Service Providers, and content providers, represent principal potential customers for the services provided by the NAP of the Americas.

TERREMARK LATIN AMERICA

         In August 2000, we formed Terremark Latin America and acquired 80% of Spectrum Communications Telecommunications Corp., a privately held, Miami-based provider of telecommunications services with operations in Brazil, Chile and Peru. In January 2000, we exercised our option to acquire the remaining 20% of Spectrum. Spectrum provided international long distance telephony through Voice over Internet Protocol in Brazil and Peru, and basic telephony services via wireless technologies in Chile. As part of our decision to concentrate on our TerreNAP Data Center strategy, in the quarter ended March 31, 2001, we advised our partners in Brazil, Chile and Peru of our desire to exit those respective businesses. Subsequent to March 31, 2001, we sold our interest in the Brazil and Chile operations to our local partners, and our interest in Peru to a third party.

         Today we have operations in Brazil and Argentina, with core management teams in place. Each group has two specific responsibilities: (i) work with the Global Sales team to market NAP of the Americas services to regional customers who need to peer and colocate at the NAP of the Americas; and (ii) prepare for the deployment of TerreNAP Data Centers in their markets, including market research and analysis, site selection and developing relations with local customers and agencies.

TERREMARK ASIA

         We formed Terremark Asia through the acquisition of local providers, such as IXS.NET and Asia Connect, have established relationships with local partners by offering value-added Internet Protocol services, including unified messaging services and fax over Internet Protocol, in the People's

Republic of China, Hong Kong and Taiwan. In May 2001, as part of our plan to focus on TerreNAP Data Centers, we sold the fax over Internet Protocol business to the management of that company, which assumed the operating expenses of that business and relieved us any future liabilities. On October 16, 2000, we launched a unified messaging service in the People's Republic of China, which allows users to receive faxes, voice-mail and e-mail from any mobile or fixed-line phone or from a personal computer anywhere in the world. While a technological success, the unified messaging service did not meet our new criteria for core businesses. Therefore, in May 2001, we redeployed the base hardware for that service, which constituted our largest investment for that venture at the NAP of the Americas.

         As part of our analysis of our China business, and our strategy of deploying TerreNAP(SM) Data Centers into emerging markets, on December 8, 2000, we opened our first Asia-based TerreNAP(SM) Data Center in Beijing, China. This 4000 square foot facility, called TerreNAP(SM) Beijing, is a partnership between us and BroadOnline, a wholly Chinese owned networking services provider. TerreNAP(SM) Beijing is located within China Telecom's Beijing Inter-exchange Center, a central hub where the fiber networks in Northern China connect with domestic and international Internet gateways.

RESEARCH AND DEVELOPMENT

         On December 20, 2000, we entered into a Research and Development Agreement with Florida International University to work together, through Florida International University's Telecommunications and Information Technology Institute, on research and development projects. We will use FIU's AMPATH network to study current and emerging Internet and telecommunications technologies, including Internet Protocol Version 6, quality of service, multicasting and optical switching. These projects will enable us to study advanced network technologies before introduction into production networks. As part of the Research and Development Agreement, the NAP of the Americas will serve as the home of the AMPATH Network and South Florida's Internet2 GigaPOP. The goal of FIU's project AMPATH is to interconnect research and education networks in South America, Central America, the Caribbean, Mexico and other countries to United States and non-United States research and education networks via the Internet2 Abilene network.

COMPETITION

         The market for Internet infrastructure services is extremely competitive and subject to rapid technological change. Many companies have announced that they will begin to provide or plan to expand their service offerings to compete with our services. We expect to encounter increased competition in the future due to increased consolidation and the development of strategic alliances in the industry. In addition, we will compete with foreign service providers as we expand internationally and as these service providers increasingly compete in the United States market. The principal competitive factors in our market include:

         o  Ability to deliver services when requested by the customer;

         o Internet system engineering and other professional services expertise;

         o  Customer service;

         o  Network capability, reliability, quality of service and scalability;

         o  Variety of managed services offered;

         o Access to network resources, including circuits, equipment and interconnection capacity to other networks;

         o  Broad geographic presence;

         o  Price;

         o  Ability to maintain and expand distribution channels;

         o  Brand name recognition;

         o  Timing of introductions of new services;

         o  Network security;

         o  Financial resources; and

         o  Customer base.

         Our current and potential competitors include: providers of data center services; global, regional and local telecommunications companies and Regional Bell Operating Companies; and information technology outsourcing firms. Some of our competitors, particularly the global telecommunications companies that have begun, or intend to begin, providing data center services, have substantially greater resources, more customers, longer operating histories, greater name recognition, and may have more established relationships in the industry than we do. As a result, these competitors may be able to develop and expand their Internet infrastructure services faster, devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than we can. In addition, these competitors have entered and will likely continue to enter into business relationships to provide additional services that compete with the services we provide.

         We believe our market is likely to consolidate in the near future, which could result in increased price and other competition. Some of our competitors may be able to provide customers with additional benefits relating to the customer's Internet system and network management solutions, including reduced local and long distance communications costs, which could reduce the overall costs of their services relative to ours. We may not be able to offset the effects of any price reductions.

         As we expand our operations in markets outside the United States, we will also encounter new competitors and competitive environments. Our foreign competitors may enjoy a government-sponsored monopoly on telecommunications services essential to our business, and will generally have a better understanding of their local industry and longer working relationships with local infrastructure providers.

         We believe that we have certain competitive advantages. We are recognized by industry members as one of five (5) owners/operators of a Tier-1 NAP in the United States. None of the other four Tier-1 NAPs offer Class A1+ space immediately adjacent to the peering point as well as managed services. In addition, we are the only carrier-neutral NAP. Nevertheless, there are few substantial barriers to entry to the colocation and managed services market, and we expect to face additional competition from existing competitors and new market entrants in the future.

TELECOM FACILITIES MANAGEMENT

         In North America, we previously emphasized infrastructure solutions, such as telecom hoteling and colocation services. This segment of our operations developed and managed facilities used by Internet companies and telecommunications service providers to house equipment and their business operations.

         In May 2000, we acquired Telecom Routing Exchange Developers (also known as T-Rex Developers), a developer and manager of commercial buildings that house telecommunications and Internet infrastructure, including switches, routers and servers. These facilities, known as telecom hotels, provide the unfinished space in which carriers, service providers, Internet service providers, application service providers, colocation providers and e-commerce companies install their equipment to connect directly to high capacity fiber networks. Because of that transaction, we were able to begin development of TECOTA.

         On November 8, 2000, we purchased a 0.5% general partnership interest in a third party joint venture to construct the TECOTA building. That venture obtained $48.0 million in partnership equity and $61.0 million in construction financing to complete this project. As is common for complex development projects, we guaranteed the construction financing.

         In connection with our stated plan of reviewing non-core operations, we determined that development of telecom hotels was not core to the development and operation of the NAP of the Americas and of TerreNAP(SM) Data Centers in emerging markets. On February 23, 2001, we sold certain of our telecom facilities management operations to MP Telecom, LLC, an entity owned by certain of our officers and a director. As part of the transaction, those officers resigned from our management team and Clifford Preminger resigned from our board of directors. We retained our rights relating to the TECOTA, home of the NAP of the Americas. MP Telecom in turn conveyed to us its rights to its contingent profit and equity interests in TECOTA, including all management and leasing agreements and the right to leasing commissions for TECOTA. Because of these transactions, we now own 100% of the contingent profit, and 0.84% of the equity interests in TECOTA. Assets sold to MP Telecom included the "T-Rex" name, and all interests in the T-Rex branded "Telecom Hotel" projects located in

Cleveland, Ohio; Boca Raton, Florida; Hartford, Connecticut; Sterling, Virginia; and Chicago, Illinois, together with all of the assets owned by Telecom Routing Exchange Developers, Inc., and its wholly owned subsidiaries.

         As part of the transaction, MP Telecom also conveyed to us a total of 1,400,000 shares of our common stock, representing a portion of the 8,000,000 shares we issued to MP Telecom and its affiliates in conjunction with our acquisition, in June 2000, of certain of the assets sold to MP Telecom in this transaction. MP Telecom also conveyed to us its rights to our colocation business. We also paid $900,000 to MP Telecom in connection with the transaction. The principals of MP Telecom and various of our executive officers have mutually agreed that, until December 25, 2001, each group will limit, in the aggregate, the number of our shares sold by them during any trading day.

         In September 2000, ColoConnection, our wholly-owned subsidiary signed a 20-year lease for a 43,000 square foot facility in Santa Clara, California which we have guaranteed. This colocation facility has been finished to provide space for multiple parties' telecommunications equipment, and will be operational in the second quarter of fiscal 2002. In connection with our stated plan of reviewing non-core operations, we are currently evaluating whether this facility can be integrated into our core TerreNAP Data Center strategy or whether this entity should be sold.

REAL ESTATE SERVICES

         Our management has over 20 years experience in concept development, acquisition of land, project design, equity and debt financing arrangement, construction, management, contract construction, property management, sales and leasing, which we believe provides us with a competitive advantage in developing and operating the NAP of the Americas and TerreNAP(SM) Data Centers. As part of our strategic plan, we have refocused this segment of our operations to support the development and operation of TerreNAP(SM) Data Centers.

         During October 2000, we merged Post-Shell Technology Contractors, Inc. into Terremark Construction Services, Inc. and changed the name of the combined entity to Terremark Technology Contractors, Inc. Terremark Technology Contractors will direct its activities towards our internal building plan and leasehold build outs for the telecommunications industry. In February 2001, we sold for $4.75 million our rights, including the entitlement to a contingent payment and related preferred return, under agreements entered into in conjunction with a hotel development project in Miami, Florida, along with a profit interest in another development in Miami, Florida.

         We have entered into a contract to sell Fortune House II, a proposed condominium/hotel project in Ft. Lauderdale Beach, Florida for $17.2 million. We anticipate the sale closing to occur on July 25, 2001. In connection with the sale, $11.5 million of notes payable will be paid off, and we expect to receive net cash proceeds of $3.2 million.

EMPLOYEES

         As of June 30, 2001, we had 209 full-time employees in the United States and 24 full-time employees in emerging markets.

         Our employees are not represented by a labor union and are not covered by a collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 2. PROPERTIES.

         Our corporate headquarters are located at 2601 S. Bayshore Drive, Miami, Florida 33133. In fiscal 2001, we paid annual rent of $396,000. We also maintain smaller offices in downtown Miami, Coral Gables, and South Miami, Florida and New York. We also maintain temporary sales and construction offices. We believe that our current space is adequate for our expected growth in the next year.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of our stockholders during the quarter ended March 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


COMMON STOCK AND PREFERRED STOCK INFORMATION

         Our common stock, par value $.001 per share, is quoted under the symbol "TWW" on the American Stock Exchange. As of March 31, 2001, our authorized capital stock consisted of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of July 9, 2001, 199,222,179 shares of common stock were outstanding, 20 shares of our series G convertible preferred stock were outstanding and held by one holder of record and 294 shares of our series H convertible preferred stock were outstanding and held by one holder of record. We believe we have in excess of 6,400 beneficial owners of our common stock.

         The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock on the American Stock Exchange. American Stock Exchange quotations are based on actual transactions and not bid prices.

            FISCAL YEAR 2000                                                   PRICES
            ----------------                               ---------------------------------------------
             QUARTER ENDED                                 HIGH                                     LOW
             -------------                                 ----                                     ---
         June 30, 1999                                    $1.4375                                 $1.2500
         September 31, 1999                                2.0625                                  1.0625
         December 31, 1999                                 2.3750                                   .8750
         March 31, 2000                                    5.9375                                  1.8125


            FISCAL YEAR 2001                                                   PRICES
            ----------------                               ---------------------------------------------
             QUARTER ENDED                                 HIGH                                     LOW
             -------------                                 ----                                     ---
         June 30, 2000                                    $4.9375                                 $4.2500
         September 31, 2000                                2.9500                                  2.5500
         December 31, 2000                                 0.9000                                  0.6500
         March 31, 2001                                    2.5000                                  1.8000

DIVIDEND POLICY

         We have never paid cash dividends on our common stock and do not plan to pay cash dividends in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

RECENT SALES OF UNREGISTERED SECURITIES

         On May 14, 2001, we sold 294 shares of our Series H Convertible Preferred Stock to a third party for $500,000. The Series H Convertible Preferred Stock accrues dividends when, as and if declared by the Board at an annual rate of $102.00 per share and has preference over dividends paid on common stock. The dividends are payable, in our sole discretion, in cash or additional shares of Series H Convertible Preferred Stock. Each share of Series H Convertible Preferred Stock is convertible at any time at the holder's election into 1,000 shares of common stock.

         We may at any time redeem any or all outstanding shares of Series H Convertible Preferred Stock at the original purchase price plus accrued but unpaid dividends. Commencing on the earlier of June 1, 2005 and the date on which the Service Agreement, dated as of May 14, 2001, between us and that third party is terminated, the holders of a majority of the outstanding shares of Series H Convertible Preferred Stock can cause us to redeem all, but not less than all, of the outstanding shares of Series H Convertible Preferred Stock at the original purchase price plus accrued but unpaid dividends.

         Holders of Series H Convertible Preferred Stock are entitled to one vote for each share of common stock into which their shares of Series H Convertible Preferred Stock are convertible and shall vote with the common stock on all matters, except as otherwise required by law. The consent of holders of more than 50% of the outstanding shares of Series H Convertible Preferred Stock is required to alter or change the powers, preferences of special rights of the Series H Convertible Preferred Stock.

         The offer and sale of the Series H Convertible Preferred Stock were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act") as the Series H Convertible Preferred Stock was sold to accredited investors pursuant to Regulation D as promulgated under the Act.

ITEM 6. SELECTED FINANCIAL DATA.

          The selected financial statement data set forth below has been derived from our financial statements, which have been audited by our independent certified public accountants. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

                                                                               TWELVE MONTHS
                                                                              ENDED MARCH 31,
                                                                (Dollars in Thousands except per Share Data)
                                                        -----------------------------------------------------------
                                                           2001           2000         1999        1998        1997
                                                        ---------         ----         ----        ----        ----
Results of operations:
Total revenue .......................................     $40,147      $15,930      $44,456     $37,632      $2,629
Total cost of sales .................................      23,705        9,422       31,148      22,667         742
Other expenses ......................................      37,815       12,541       12,684      13,869       1,925
(Loss) income from continuing operations ............     (21,373)      (6,033)         624       1,096         (38)
Loss - discontinued operations ......................     (82,627)          --           --          --          --
Net (loss) income ...................................   $(104,000)     $(6,033)        $624      $1,096        $(38)
 (Loss) income  from continuing operations per common
   share ............................................      $(0.11)      $(0.09)       $0.01       $0.02          --
Loss - discontinued operations per common share .....      $(0.44)          --           --          --          --
Net (loss) income per common share ..................      $(0.55)      $(0.09)       $0.01       $0.02          --

Financial condition:
Real estate inventory ...............................          --      $11,797      $12,888     $33,311      $9,483
Total assets ........................................     $78,069      $77,998      $17,598     $42,931     $15,258
Long term obligations(1) ............................     $17,189      $28,632       $8,731     $32,081     $11,928
Shareholders' equity (2) ............................     $11,163         $476       $6,510      $1,709        $612

-----------------------
(1)  Long term obligations includes debt and capitalized lease obligations.
(2) Stockholders equity as of March 31, 2000 and 1999 includes approximately $4,777 in convertible preferred stock.

         The quarterly selected financial statement data set forth below has been derived from our unaudited financial statements. The information should be read in conjunction with those financial statements and our Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

                                                                                Three Months Ended
                                                                   (Dollars in Thousands except per Share Data)
                                                       -----------------------------------------------------------------------
                                                       June 30, 2000   September 30, 2000   December 31, 2000   March 31, 2001
                                                       -------------   ------------------   -----------------   --------------
Results of operations(1):
Total revenue .....................................      $  1,825           $  7,996           $ 14,469           $ 15,857
Total cost of sales ...............................           668              5,850              8,344              8,843
Other expenses ....................................         4,359              6,947             13,578             12,931
Loss from continuing operations ...................        (3,202)            (4,801)            (7,453)            (5,917)
Loss - discontinued operations ....................        (2,295)            (6,935)            (7,564)           (65,833)
Net loss ..........................................        (5,497)           (11,736)           (15,017)           (71,750)
Loss from continuing operations
  per common share ................................      $  (0.04)          $  (0.06)          $  (0.07)          $  (0.03)
Loss - discontinued operations per common share....            --                 --                 --           $  (0.33)
Net loss per common share .........................      $  (0.04)          $  (0.06)          $  (0.07)          $  (0.36)

                                                                                  Three Months Ended
                                                                   (Dollars in Thousands except per Share Data)
                                                       -----------------------------------------------------------------------
                                                       June 30, 1999   September 30, 1999   December 31, 1999   March 31, 2000
                                                       -------------   ------------------   -----------------   --------------
Results of operations(2):
Total revenue .....................................      $  5,475           $  4,186           $  3,786           $  2,483
Total cost of sales ...............................         3,599              3,541              2,018                264
Other expenses ....................................         2,715              1,300              3,641              4,885
Net loss...........................................      $   (839)          $   (655)          $ (1,873)          $ (2,666)
Net loss per common share..........................      $  (0.01)          $  (0.01)          $  (0.03)          $  (0.04)

-----------------------
(1) Summary financial statement data includes discontinued operations as a separate component of net loss as compared to amounts previously reported in Form 10-Q.
(2) The financial information for the quarters ended June 30, 1999, September 30, 1999, December 31, 1999 and March 31, 2000, is that of Terremark Holdings, Inc., the predecessor entity. The periods subsequent to April 28, 2000 represent that of the merged Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of results of operations and financial condition is based upon and should be read in conjunction with our Consolidated Financial Statements and Notes thereto, the Selected Financial Data and other financial data appearing elsewhere in this report.

OVERVIEW

         We are a multinational company that provides Internet infrastructure and managed services. We were founded in 1982 and on April 28, 2000, Terremark Holdings, Inc. completed a reverse merger with AmTec, Inc., a public company. Contemporaneous with the reverse merger, we changed our corporate name to Terremark Worldwide, Inc. and adopted "TWW" as our trading symbol. Historical information of the surviving company is that of Terremark Holdings, Inc.

         The reverse acquisition was accounted for as a purchase business combination in which Terremark is the accounting acquirer and AmTec was the legal acquirer. As a result of the reverse acquisition, our financial statements on an ongoing basis are of the accounting acquirer, Terremark. The net assets of the legal acquirer, AmTec, were revalued and the purchase price allocated to the assets acquired and liabilities assumed.

         We incurred $21,373,251 of losses from continuing operations and a net loss of $103,999,662 for the year ended March 31, 2001. These losses were primarily the result of sold and discontinued operations and start-up costs associated with the NAP of the Americas. We expect that we will need a significant infusion of cash to fund retained business operations and planned expansion during the current fiscal year. To complete the NAP of the Americas and fund existing operations through March 2001, our business plan indicates we will need approximately $60.0 million in debt or equity financing exclusive of interest costs, thereon. Failure to obtain adequate financing will result in liquidity problems and will require us to curtail planned expansion of TerreNAP Data Centers and current operations. As a result of these matters, substantial doubt exists about our ability to continue as a going concern. Our plans regarding this uncertainty are presented in Liquidity and Capital Resources.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2001 AS COMPARED TO THE YEAR ENDED MARCH 31, 2000

         REVENUE. Total revenue grew $24.8 million, or 160.9%, to $ 40.1 million for the year ended March 31, 2001 from $15.4 million for the year ended March 31, 2000.

         Data Center revenue was $0.3 million for the year ended March 31, 2001. No data center revenue was recorded for the previous comparable period. The increase was attributable to our peering and colocation services offered at the interim NAP. We expect data center revenues to increase in future periods as customers set up their operations in the NAP of the Americas. Future data center revenues will be derived from peering, colocation and managed services.

         Revenue from real estate sales decreased $8.2 million, or 75.0%, from $11.0 million for the year ended March 31, 2000 to $2.8 million for the year ended March 31, 2001. Revenue for the year ended March 31, 2000 is attributable to the sale of 45 condominium units. As a result of fewer units being available for sale, only twelve units were sold in the year ended March 31, 2001.

         Development, commission and construction fees increased approximately $9.9 million during the year ended March 31, 2001 as compared to the year ended March 31, 2000. This increase resulted from increases of $4.0 million in commissions from lease signings, primarily related to telecom facilities under management, $1.1 million in management fees earned related to management of telecom, commercial and residential properties and $4.75 million related to the sale of certain rights under agreements entered into in conjunction with a hotel development project. Since we sold a large portion of our telecom facilities management operations in February 2001, related leasing commissions and management fees are expected to decrease in future periods.

         Contract construction revenue increased $21.7 million; from $0.7 million for the year ended March 31, 2000 to $22.4 million for the year ended March 31, 2001. During 2001, we obtained 19 third party contract construction projects as a result of our acquisition of Post Shell Technology Contractors, Inc., now known as Terremark Technology Contractors Inc. As of March 31, 2001, we had 7 construction contracts in process.

         DATA CENTER OPERATIONS - Data center operations expenses were $1.2 million for the year ended March 31, 2001. No cost was recorded for the comparable period ended March 31, 2000. The increase was attributable to costs associated with the operations of the interim NAP Facility which became operational in December 2000. We expect that data center operations costs will increase in the future as customers set up their operations in the NAP of the Americas.

          START-UP COSTS - DATA CENTERS. Start-up costs of data centers were $6.5 million for the year ended March 31, 2001. No costs were recorded for the comparable period during 2000. The increase was attributable to costs associated with the interim NAP Facility and the NAP of the Americas.

         COST OF REAL ESTATE SOLD. Cost of real estate sold decreased by $6.7 million, or 75.9%, from $8.8 million for the year ended March 31, 2000 to $2.1 million for the year ended March 31, 2001. The decrease is primarily attributable to the decrease in the number of condominium units sold as a result of fewer units being available for sale.

         CONTRACT CONSTRUCTION EXPENSES. Contract construction expenses increased $19.8 million from $0.5 million for the year ended March 31, 2000 to $20.3 million for the year ended March 31, 2001. This increase is attributable to an increase in the number of construction contracts in progress as a result of our acquisition of Post Shell Technology Contractors during the period and the percentage of completion of those projects. We do not currently anticipate any losses on any of the individual contracts.

         GENERAL AND ADMINISTRATIVE EXPENSES. During fiscal 2001, our efforts included the integration of our acquisitions and establishing internal operations to support our Internet and telecom infrastructure services strategy. General and administrative expenses increased by $12.0 million from approximately $7.9 million for the year ended March 31, 2000 to $19.9 million for the year ended March 31, 2001. This increase is attributable to our investment in personnel and corporate infrastructure and the related additional operating expenses resulting from the acquisitions of Telecom Routing Exchange Developers and Post Shell Technology Contractors. Although we are currently attempting to reduce expenses in activities not related to our core strategy, we expect general and administrative expenses relating to TerreNAP(SM) Data Centers to continue increasing over time as we continue to expand our operations.

          SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased $0.2 million or 5.6% for the year ended March 31, 2001. The decrease is principally due to the decrease of marketing expenses associated with the sale of real estate offset by the increase in marketing expenses associated with marketing the new merged company and TerreNAP Data Centers including NAP of the Americas. During the year ended March 31, 2000, expenses were incurred in connection with the promotion of the sale of two Fortune House condominium projects. During the year ended March 31,2001, all sales and marketing efforts were terminated in the Fortune House projects.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased from $81,000 for the year ended March 31, 2000 to $3.3 million for the year ended March 31, 2001. The increase resulted primarily from amortization of intangible assets associated the acquisitions of Telecom Routing Exchange Developers and Post Shell Technology Contractors.

         INTEREST EXPENSE. Interest expense increased from $0.8 million for the year ended March 31, 2000 to $1.1 million for the year ended March 31, 2000 primarily due to the issuance of our convertible debentures.

         INTEREST INCOME. Interest income increased from $0.2 million for the year ended March 31, 2000 to $.5 million for the year ended March 31, 2001 due to an increase in our average invested cash balances.

         DIVIDENDS ON PREFERRED STOCK. Dividends on our convertible preferred stock were $0.4 million for the year ended March 31, 2000 compared to $35,000 for the year ended March 31, 2001. On April 28, 2000, the preferred stock was converted to shares of our common stock.

         IMPAIRMENT OF LONG-LIVED ASSETS. During the year ended March 31, 2000, we recorded a $0.4 million impairment related to real estate held. As a result of our agreement to sell certain telecom facilities management operations during the third quarter of the year ended March 31, 2001, we recognized a $4.1 million impairment of intangible assets which were subsequently sold during the following quarter.

         NET LOSS FROM CONTINUING OPERATIONS. Net loss from continuing operations increased from $6.0 million for the year ended March 31, 2000 to $21.4 million for the year ended March 31, 2001 as a result of the factors discussed above. During the year ended March 31, 2001, our activities were directed towards the integration of our acquisitions and establishing internal operations to support Internet and telecom infrastructure services.

      LOSS FROM DISCONTINUED OPERATIONS AND LOSS ON DISPOSITION OF DISCONTINUED OPERATIONS. In March 2001, we implemented our plan to dispose of certain acquired businesses whose operations reflect Internet faxing, unified messaging and telephony services. These operations were acquired earlier in the year ended March 31, 2001 in association with the AmTec, Spectrum Communications, IXS.Net and Asia Connect acquisitions. Since the operations represent a class of customer and a major line of business, the results of these activities and estimated loss on disposal are accounted for as discontinued operations. The loss on disposition of discontinued operations of $61.1 million includes the write-off of $54,381,681 in goodwill. For the year ended March 31, 2001, discontinued operations had $1,760,640 of total revenues and a loss of $11,346,447, net of $10,153,140 in goodwill amortization.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2000 AS COMPARED TO THE YEAR ENDED MARCH 31, 1999

           REVENUE. Revenue from real estate sales decreased $31.0 million, or 73.8%, from $42.0 million in 1999 to $11.0 million in 2000. 1999 revenue of $42.0 million from real estate sales is attributable to the sale of 223 condominium units while 2000 revenue of $11.0 million is attributable to the sale of 54 condominium units.

         Commission income earned from lease signings increased $200,000, or 20.0%, from $1.0 million in 1999 to $1.2 million in 2000 due to the timing of lease renewals.

         Development fees increased $720,000, or 115.2%, from $625,000 in 1999 to $1.35 million in 2000. The increase is due to the signing of development agreements in 2000.

         Management fees charged with respect to the management of commercial and residential property increased $301,000, or 39.2%, from $768,000 in fiscal 1999 to $1.1 million in 2000. The increase is a result of the acquisition of various office building management contracts.

         Construction fees of $749,000 in 2000 pertained to the management of various construction projects. Terremark did not generate any construction fees in 1999.

         COST OF REAL ESTATE SOLD. Cost of real estate sold decreased by $22.2 million, or 71.4%, from $31.1 million for the year ended March 1999 to $8.9 million for the year ended March 2000, which is attributable to the decrease in condominium unit sales. The decrease in gross margin as percentage of sales revenue from 25.9% in 1999 to 19.4% in 2000 is mainly attributable to reduced margins on the final sell-out of certain condominium units.

          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $1.9 million, or 31.5%, from approximately $6.0 million in 1999 to approximately $7.9 million in 2000. This increase is attributable primarily to increased costs related to hospitality and management services.

         SALES AND MARKETING EXPENSES. Sales and Marketing Expenses decreased from $5.5 million in 1999 compared to $2.9 million in 2000, representing a decrease of $2.6 million, or 46.5%. Sales and marketing expenses were used to promote sales of condominium units.

         DEPRECIATION EXPENSE. Depreciation expense increased from $50,000 to $81,000, an increase of 62.0%, which resulted from the increase in furniture and computer equipment.

         INTEREST INCOME. Interest income decreased $41,000, or 15.6%, in 2000, from $263,000 in 1999 to $222,000 in 2000, due to a decrease in cash balances.

         INTEREST EXPENSE, NET OF CAPITALIZED INTEREST. Interest expense decreased $695,000, or 46.3%, in 2000, from $1.5 million in 1999 to $805,000 in
2000, due to a decrease in debt financing used to fund the completion of a condominium project in 1999.

         OTHER (EXPENSE) INCOME. Other (expense) income decreased in 2000, from income of $167,000 in 1999 to expense of $69,000 in 2000. This decrease is a result of the net operating loss associated with carrying costs of real estate held for sale.

         DIVIDEND ON PREFERRED STOCK. Dividend on convertible preferred stock was $417,669 in fiscal 2000. The preferred stock was issued on March 31, 1999.

         NET (LOSS) INCOME. Overall net income was down $5.4 million, or 43.1%, from $624,000 in 1999 to $(6.0) million in 2000. This was due to the decrease in real estate revenue and increase in general and administrative expenses in 2000 as compared to 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in continuing operations for the year ended March 31, 2001 was approximately $6.3 million compared to cash used in operations of $7.4 million for the year ended March 31, 2000, a decrease of $1.1 million. Cash used in discontinued operations amounted to $22.2 million for the year ended March 31, 2001. In the aggregate, cash used in operating activities was $28.6 million and $7.4 million for the years ended March 31, 2001 and 2000, respectively.

         Cash provided by investing activities for the year ended March 31, 2001 was $28.6 million compared to cash used in investing activities of $735,000 for the year ended March 31, 2000, an increase of $29.4 million. Cash from investing activities increased primarily due to proceeds received from the sale of Terremark Centre of $55.8 million, offset by $24.4 million of cash used for the purchase of property and equipment primarily related to the NAP of the Americas and our facility in Santa Clara, California.

         Cash provided by financing activities for the year ended March 31, 2001 was $2.1 million compared to cash provided by financing activities of $8.7 million for the year ended March 31, 2000, a decrease of $6.6 million. The increase in cash used in financing activities resulted primarily from payments on loans of approximately $73.6 million, including approximately $55.2 million in debt associated with Terremark Centre and $14.6 million related to a cancelled line of credit. We also obtained $28.1 million from the sale of our common stock, $17.9 million of new borrowings and $17.0 million of construction payables relating to the NAP of the Americas and our facility in Santa Clara, California.

         We incurred $21.4 million of losses from continuing operations and a net loss of $104.0 million for the year ended March 31, 2001. These losses were primarily the result of sold and discontinued operations and start-up costs associated with the NAP of the Americas. We expect that we will need a significant infusion of cash to fund retained business operations and planned expansion during the next fiscal year. To complete the NAP of the Americas and to fund existing operations during fiscal year 2002, we will need approximately $60.0 million in debt or equity financing, exclusive of interest costs thereon. Approximately $55 million of these funds will be used to fund the build-out and working capital of the NAP of the Americas. Expectations of cash needs are based on certain assumptions, the most significant being the signing of additional customer contracts at NAP of the Americas during fiscal year 2002. The Company has identified additional potential customers and is actively marketing to them available services in the NAP of the Americas. The Company's plan is predicated on obtaining additional new customer contacts through March 31, 2002, which on an annual basis would generate revenues of approximately $45.0 million.

         We intend to allocate our financial resources to activities which are consistent with our strategy of developing and operating TerreNAP(SM) Data Centers, including the NAP of the Americas. We have therefore implemented a policy of reducing expenditures in areas that are not consistent with that objective. However, the development of the NAP of the Americas and other TerreNAP(SM) Data Centers will require substantial capital resources. We have assumed operating lease commitments, vendor financing agreements and other debt obligations. As part of our business strategy, we intend to continue to evaluate potential acquisitions, joint ventures and strategic alliances in or with companies that provide services or operations that complement our existing businesses. Such acquisitions may also require financing, which may not be available to us on acceptable terms.

         Historically, we have funded operations and investing activities primarily through short term and long term debt and equity transactions. During fiscal 2001 we sold common stock to the Vistagreen group for $28.1 million and $687,000 in stock options and warrants were exercised. Debt financing as of March 31, 2001 primarily includes the following:

         (1) $2.7 million under various vendor financing arrangements, with various terms, secured by equipment;

         (2) $1.75 million under a loan from a commercial bank secured by certain assets and personal guarantees of some of our executives;

         (3) $3.5 million drawn down on a $5.0 million line of credit secured by certain assets , interest accrues at a floating rate of Prime + 1% on drawn balances, payable monthly;

         (4) $0.5 million loan from a commercial lender, secured by a first mortgage on real estate;

         (5) $7.5 million first mortgage from an individual secured by certain real estate held for sale which matures on November 10, 2001 and accrues interest at 12.0% per annum payable monthly (this debt will be repaid with a portion of the proceeds from the anticipated sale of our Fortune House II project); and

         (6) $15.9 million in principal amount of subordinated convertible debt issued during the year ended March 31, 2001. Interest accrues at 13%, and is payable quarterly beginning March 31, 2001. The debt matures on December 31, 2005 and is convertible into shares of our common stock at 120% of the 20-day average trading price prior to its closing. We are permitted to prepay the debentures, which will entitle holders to warrants or a premium over their outstanding principal declining from 105% in 2001 at the rate of 1% per year.

         Subsequent to March 31, 2001 we entered into the following financing arrangements:

         (1)   $9.8 million of additional convertible debt was issued.

         (2) $10.0 million was borrowed from a shareholder and officer in June 2001. The loan is unsecured and is due on September 30, 2001. Interest accrues at 12% and is due monthly;

         (3) $4.6 million was borrowed in June 2001, secured by a second mortgage on certain real estate. This debt is due upon the sale of the Fortune House II project;

         (4) $0.5 million was raised from the issuance of 294 of our Series H preferred stock in May 2001; and

         (5) $1.5 million of bridge financing was borrowed from some members of our executive management team.



          In addition to our operating commitments, we have made significant guarantees. The Technology Center of the Americas, LLC, where the NAP of the Americas is located, obtained $48.0 million of equity and $61.0 million of construction financing to fund the construction of TECOTA during September 2000. We have guaranteed the bank loans in the amount of $61.0 million and the timely completion of TECOTA's construction.

         As of March 31, 2001, TECOTA had accounts payable and accrued expenses of $6.0 million and construction related debt of $5.2 million. Currently we do not expect to fund any amounts under our guarantee.

 Our plan to increase liquidity includes refinancing of the Technology Center of the Americas' construction note payable to remove our guarantee, thereby increasing our potential borrowing capacity, the sale of non-core assets, entering into strategic relationships, asset based financing and the potential sale of additional debt or equity securities sufficient to fund our 2002 business plan. There can be no assurance that such financing will be available to us. Further, any additional equity financing may be dilutive to existing shareholders.

         We have commenced a number of initiatives to improve liquidity including:

         o Discussions with creditors to restructure currently due construction payables into longer term promissory notes.

         o Negotiating a contract to sell Fortune House II, a proposed condominium/hotel project in Ft. Lauderdale Beach, Florida for $17.2 million. Upon closing, scheduled for July 25, 2001, $11.5 million of notes payable will be repaid, and we expect to receive net cash proceeds of $3.2 million.

         o Discussions with financial institutions and corporate entities to provide financing.



         Failure to obtain adequate sources of debt or equity will result in liquidity problems and will require us to curtail planned expansion of TerreNAP Data Centers and current operations. Management is unable to assure that its efforts described above will be successful. As a result of these matters, substantial doubt exists about the our ability to continue as a going concern.

CERTAIN RISK FACTORS

         Although it is not possible to predict or identify all such factors, they may include those listed below, which should not be considered an exhaustive statement of all potential risks and uncertainties:

         The nature of our operations changed subsequent to our April 28, 2000 merger with AmTec, Inc. Our operations continue to evolve as we develop our Internet infrastructure and managed services business. We began offering Internet infrastructure and managed services in 2000. Due to our short operating history, our business model is still evolving. Consequently, we believe that period-to-period comparisons of our results of operation may not be necessarily meaningful and should not be relied upon as indicators of future performance. We have experienced revenue growth in the recent period, but this growth may not be indicative of our future operating results. Many of the factors that could cause our operating results to fluctuate significantly in the future are beyond our control. We believe that we will continue to experience net losses on a quarterly and annual basis for the foreseeable future. We may also use significant amounts of cash and/or equity to acquire complementary businesses, products, services or technologies.

         The market for Internet infrastructure services has only recently begun to develop, is evolving rapidly and likely will be characterized by an increasing number of market entrants. There is significant uncertainty regarding whether this market ultimately will prove to be viable or, if it becomes viable, that it will grow. Our future growth, if any, will be dependent on the willingness of carriers to peer and collocate within our facilities, enterprises to outsource the system and network management of their mission-critical Internet operations and our ability to market our services in a cost-effective manner to a sufficiently large number of those potential customers. There can be no assurance that the market for our services will develop, that our services will be adopted or that businesses, organizations or consumers will use the

Internet for commerce and communication. If this market fails to develop, or develops more slowly than expected, or if the our services do not achieve market acceptance, our business, results of operations and financial condition would be materially and adversely affected.

         We intend to allocate our financial resources to activities that are consistent with our strategy of developing and operating TerreNAP(SM) Data Centers, including the NAP of the Americas. We have therefore implemented a policy of reducing expenditures in areas that are not consistent with that objective. However, the development of the NAP of the Americas and other TerreNAP(SM) Data Centers will require substantial capital resources. We are exploring various alternatives, including the raising of debt and equity both in private and public markets and obtaining financing from our vendors. In the event that we are unsuccessful in obtaining sufficient financial resources to permit us to fully implement our proposed plans, we will consider various alternatives, including possible joint ventures and reducing the scale or deferring implementation of proposed projects. However, there is no assurance that we will have the funds necessary to discharge our obligations associated with developing the NAP of the Americas or any other TerreNAP(SM) Data Center.

         The expansion of our operations through the opening of additional TerreNAP(SM) Data Centers in emerging markets is part of our strategy. To expand successfully, we must be able to assess markets, locate and secure new TerreNAP(SM) Data Center sites, install hardware, software and other equipment in and develop TerreNAP(SM) Data Center facilities, and attract carriers, Internet service providers and other customers to the new locations. To manage this expansion effectively, we must continue to improve our operational and financial systems and expand, train and manage our employee base and build a menu of managed services. We anticipate continuing to make significant investments in the NAP of the Americas and new TerreNAP(SM) Data Centers and network infrastructure, product development, sales and marketing programs and personnel. Our inability to establish additional TerreNAP(SM) Data Centers or effectively manage our expansion would have a material adverse effect upon our business. Furthermore, if we were to become unable to continue leveraging third-party products in our services offerings, our product development costs could increase significantly. Finally, several of our customers are emerging growth companies that may have negative cash flows, and there is the possibility that we will not be able to collect receivables on a timely basis.

         The deployment of our TerreNAP(SM) Data Center strategy will require us to expend substantial resources for leases , the purchase of real estate, improvements of facilities, purchase of complementary businesses, assets and equipment, implementation of multiple telecommunications connections and hiring of network, administrative, customer support and sales and marketing personnel. In general, we expect that it may take us a significant period of time to select the appropriate location for a new TerreNAP(SM) Data Center, construct the necessary facilities, install equipment and telecommunications infrastructure and hire operations and sales personnel. The failure to generate sufficient cash flows or to raise sufficient funds may require us to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities, making it difficult for us to generate additional revenue and to respond to competitive pressures.

         Expenditures commence well before a TerreNAP(SM) Data Center opens, and it may take an extended period for us to approach break-even capacity utilization. As a result, we expect that individual TerreNAP(SM) Data Centers will experience losses for more than one year from the time they are opened. If we do not attract customers to new TerreNAP(SM) Data Centers in a timely manner, or at all, our business would be materially adversely affected. Growth in the number of our TerreNAP(SM) Data Centers is likely to increase the amount and duration of losses.

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

         We depend on a limited number of third party suppliers for key components of our infrastructure, and the loss of one or more suppliers may slow our growth or cause us to lose customers. For example, the flywheel electrical generators that we use for power backup at the NAP of the Americas and the routers used as part of our peering infrastructure, that, are available only from sole or limited sources in the quantities and quality demanded by us. We purchase these components and technology assistance pursuant to short term agreements with our infrastructure contractors. We do not carry inventories of components and we have no guaranteed supply or service arrangements with any of these vendors. Any failure to obtain required products or services on a timely basis, at an acceptable cost would impede the growth of our business, causing our financial condition to be materially and adversely affected. In addition, any failure of our suppliers to provide products or components that comply with evolving Internet standards, would materially and adversely affect our business, results of operations and financial condition..

         We will need to accomplish a number of objectives in order to successfully complete the development of the permanent NAP of the Americas facility, on a timely basis or at all, including obtaining necessary permits and approvals, passing required inspections and successfully commissioning the facility. The successful development of the facility will require careful management of various risks associated with significant construction projects, including construction delay, cost estimation errors or overruns, equipment and material delays or shortages, inability to obtain necessary permits on a timely basis and other factors, many of which are beyond our control. Our inability to complete the planned NAP of the Americas facility or to effectively manage its expansion would have a material adverse effect upon our business, results of operations and financial condition. Furthermore, the NAP of the Americas facility will result in substantial expenses. If revenue levels do not increase sufficiently to offset these new expenses, our operating results will be materially adversely impacted in future periods.

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

            To date, we have funded our operations through private debt and equity offerings. In addition, as described elsewhere in this report, we have altered our business plan to scale back our growth to reduce our cash needs and to achieve profitability at an earlier stage than was possible under our previous business plan. However, because we have not yet achieved positive cash flow status for our operations, we will continue to require capital support until we are cash flow positive. Because of the NAP of the Americas is critical to our business strategy, we do not believe that we can alter our business plan sufficiently to achieve profitability without raising substantial additional capital.

         Our consolidated financial statements as of March 31, 2001 have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our independent auditors have issued a report dated July 9, 2001 stating that our recurring operating losses, negative cash flows, and liquidity deficit, combined with our current lack of credit facilities, raise substantial doubt as to our ability to continue as a going concern. Investors in our securities should review carefully our financial statements and the report of our independent accountants thereon. Our ability to continue as a going concern is dependent on several factors, including our ability to raise additional capital. There can be no assurance that any financing will be available through bank borrowings, debt or equity issuances, vendor lines of credit, or otherwise, on acceptable terms or at all. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution both in terms of their percentage interest in the Company and the net book value per share of common stock. While we are actively seeking strategic solutions to our funding issue, there can be no assurance that we will be able to continue as a going concern.

         Economic, interest rates and other conditions greatly impact our business. It is possible that our operations will not generate income sufficient to meet our operating expenses or will generate income and capital appreciation, if any, at a rate less than that anticipated or available through comparable real estate or other investments.

NEW ACCOUNTING PRONOUNCEMENTS

         On June 29, 2001, the FASB approved its proposed Statements of Financial Accounting Standards No. 141 (FAS 141), BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. FAS 141 requires that all business combinations subsequent to June 30, 2001 be accounted for under the purchase method of accounting. FAS 142 requires cessation of goodwill amortization and periodic evaluation of the goodwill carrying value. The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001. Early adoption of FAS 142 is permitted for the Company if it implements the Statement during its next fiscal quarter. The Company currently is amortizing goodwill over five years and has not determined if it is going to early adopt FAS 142.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On April 28, 2000, Terremark Holdings, Inc. merged with and into AmTec, Inc. AmTec was the surviving corporation in this merger and its name was changed to Terremark Worldwide, Inc.

         Prior to this transaction, Deloitte & Touche LLP was engaged by AmTec to perform the March 31, 2000 audit of AmTec, Inc. As a result of the transaction with Terremark Holdings, PricewaterhouseCoopers, LLP was engaged by us as our principal accountants to audit our financial statements for the year ended March 31, 2001. The engagement of PricewaterhouseCoopers was made effective April 28, 2000.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Our executive officers and directors, and their ages as of May 15, 2001, are as follows:

      NAME                      AGE                   PRINCIPAL POSITION
      ----                      ---                   ------------------
Manuel D. Medina                 48      Chairman of the Board, President and Chief Executive Officer
Joseph R. Wright, Jr.            62      Vice Chairman of the Board
Guillermo Amore                  63      Director
Timothy Elwes                    65      Director
Jose Maria Figueres-Olsen        46      Director
Marvin S. Rosen                  59      Director
Miguel J. Rosenfeld              51      Director
Joel A. Schleicher               48      Director
Kenneth I. Starr                 52      Director
Brian K. Goodkind                43      Executive Vice President and Chief Operating Officer


         Manuel D. Medina has served as our Chairman of the Board, President and Chief Executive Officer since April 28, 2000, the date of our merger, and as that of Terremark since its founding in 1982. In addition, Mr. Medina is a managing partner of Communications Investors Group, the holder of the Series G preferred stock. Mr. Medina has been a director of Fusion Telecommunications International since December 14, 1998. Before founding Terremark, Mr. Medina, a certified public accountant, worked with PricewaterhouseCoopers LLP. Subsequently, he established and operated an independent financial and real estate consulting company. Mr. Medina earned a Bachelors of Science degree in Accounting from Florida Atlantic University in 1974.

         Joseph R. Wright, Jr. has served as our Vice Chairman of the Board since April 28, 2000. Prior to that, Mr. Wright served as Chairman of the Board from May 1995 to April 2000. Mr. Wright also served as Chairman of the Board of GRC International, Inc. a United States public company that provides technical information technology support to government and private entities from 1996 to 2000. He is also Co-Chairman of Baker & Taylor Holdings, Inc., an international book and video distribution company, and Vice Chairman of Jefferson Consulting Group, a Washington D.C. consulting firm. From 1989 to 1994, Mr. Wright served as Executive Vice President, Vice Chairman and Director of W.R. Grace & Co., an international chemicals and health care company, President of Grace Energy Corporation and Chairman of Grace Environmental Company. From 1982 to 1989, Mr. Wright held the positions of Director and Deputy Director of the Office of Management and Budget, The White House, and was a member of President Reagan's cabinet. Before 1982, he served as Deputy Secretary, United States Department of Commerce, President of Citicorp Retail Services and Retail Consumer Services, held posts in the United States Department of Agriculture and the United States Department of Commerce, and was Vice President and Partner of Booz Allen & Hamilton, a management consulting firm. Mr. Wright also serves on the Boards of Directors of PanAm Sat corporation, Fusion Telecommunications International, Inc., Cereus Technology Partners, RealMed Corporation and serves on the AT&T Government Markets Advisory Board. He is a former member of the President's Export Council and a former member of the Board of Directors of Travelers, Harcourt Brace Janovich, and Hampton University.

         Guillermo Amore has served as a member of our board of directors since February 2001. From August 2000 to February 2001, Mr. Amore served as the President and Chief Operating Officer of our wholly-owned subsidiary, Terremark Latin America, Inc., prior to which, he served as Chairman and Chief Executive Officer of Spectrum Telecommunications Corporation until its acquisition. Mr. Amore has nearly 35 years of telecommunications experience, much of it focused on the developing markets of Latin America and the Caribbean. During his tenure at GTE Corporation he built an extensive network of contacts in the region. These contacts served him well in business development and regulatory affairs during his stewardship of Grupo Isacell S.A. of Mexico and of Spectrum Telecommunications. Mr. Amore holds an MBA from Harvard University and a Bachelors degree in Science in Electrical Engineering from Pontificia Universidad Javeriana, Colombia.

         Timothy Elwes has served as a member of our board of directors since April 2000. Mr. Elwes has also served as member of the board of directors of Timothy Elwes & Partners Ltd., a financial services company, from May 1978 until October 1994, the business of which was merged into Fidux Trust Co. Ltd. in December 1995. Mr. Elwes is a director of Fidux Trust Co. Ltd. He is also a non-executive director of Partridge Fine Arts plc, a public company since 1989. He has served as a director of Makecater Ltd., a property-developing company, since 1995. Since 1989 he has served as a director of Tagring Ltd., a financial services company.

         Jose Maria Figueres-Olsen has served as a member of our board of directors since October 2000. Mr. Figueres-Olsen is the former President of Costa Rica, serving as the head of state of his native country from 1994 to 1998, during which he made sustainable development the cornerstone of his administration and led his country into the digital economy through the implementation of several IT programs and the attraction of foreign investment including Intel. Since leaving office, President Figueres-Olsen has served as a Director of the Digital Nations Consortium, launched by the MIT Media Lab to develop a new generation of technologies and applications that enable people to design, create, and learn new ways to become more active participants in developing societies. President Figueres-Olsen also serves on the Board of Directors of the World Resources Institute, the World Wildlife Fund, the Stockholm Environment Institute, and Leadership in Environment and Development. President Figueres-Olsen holds a degree in Industrial Engineering from the United States Military Academy at West Point and a Masters degree in Public Administration (Mason Fellow) from the John F. Kennedy School of Government at Harvard University.

         Marvin S. Rosen has served as a member of our board of directors since April 2000. Mr. Rosen is a co-founder of Fusion Telecommunications International and has served as its Vice Chairman since December 1998. From September 1995 through January 1997, Mr. Rosen served as the Finance Chairman of the Democratic National Committee. Mr. Rosen currently serves on the Board of Directors of the Children's Health Fund (New York City), since 1994, the Robert F. Kennedy Memorial, since 1995, Bio-Medical Disposal, Inc., since 1998 and Fusion Telecommunications International, Inc., since 1997, where he has also been Vice-Chairman since December 1998. Mr. Rosen received his Bachelor of Science degree in Commerce from the University of Virginia, his LL.B. from Dickinson School of Law and his LL.M. in Corporations from New York University Law School.

         Miguel J. Rosenfeld has served as a member of our board of directors since April 2000. Since November 1991, he has also served as a Senior Vice President of Delia Feallo Productions, Inc., where he has been responsible for the development of soap opera productions in Latin America. From January 1995 until May 1998, he was the Director of Affiliates and Cable for Latin America for Protele, a division of Televisa International LLC. From December 1984 until September 1998, he was a sales manager for Capitalvision International Corporation. Mr. Rosenfeld holds a Bachelors degree in Administration from the University of Buenos Aires which he earned in 1975.

         Joel A. Schleicher has served as a member of our board of directors since April 2000. Mr. Schleicher has been President and Chief Executive Officer for Exp@nets since June 1998. Exp@nets is a leading nationwide provider of networked communication solutions to business. His previous communications industry experience started as the Chief Operating Officer, President and director of Nextel Communications, Inc. from 1989 to 1995 and subsequently with ProCommunications, Inc. from 1996 to 1997. He has been a member of the board of directors of NovAtel, Inc., a global GPS provider, since 1997, Fusion Telecommunications, an international long distance service provider, since 1998, and TechTronic Industries, a Hong Kong based manufacturer of consumer appliances, since 1998. Before Nextel, Mr. Schleicher spent 10 years in the consumer durables and energy sectors of industry and four years with KPMG Peat Marwick in various capacities. He is a graduate of the Carlson School of the University of Minnesota.

         Kenneth I. Starr has served as a member of our board of directors since April 2000. Mr. Starr has also served as the Chairman and Chief Executive Officer of Starr & Company, a New York City-based accounting and business management firm, since he founded this firm in 1986.

         Brian K. Goodkind has served as our Executive Vice President and Chief Operating Officer since April 2000. Prior to that, since April 1998, Mr. Goodkind served as the Vice-Chairman, Executive Vice President, and General Counsel to Terremark. In this capacity, Mr. Goodkind oversaw the operations, risk management, systems development, and legal matters for Terremark. Mr. Goodkind has been a member of the Florida Bar since 1982, and was in private practice for 16 years, specializing in commercial litigation, employment law, international transactions and real estate. His experience includes over 11 years, from 1986 to 1998, as one of two founding partners of a seventy-attorney full-service law firm, for which he served as managing partner for over five years. Mr. Goodkind received his Bachelor of Arts degree from the University of Alabama and his J.D. from the University of Florida.

EMPLOYMENT AGREEMENTS

         We have entered into employment agreements with Manuel D. Medina, Joseph R. Wright Jr. and Brian K. Goodkind.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

         Based solely on our review of the copies of the forms furnished to us and written representations of the reporting persons, we believe that during the fiscal year ended March 31, 2001 all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except: (i) Clifford J. Preminger filed a Form 3 on February 12, 2001 which Form 3 should have been filed no later than May 10, 2000; (ii) Vistagreen Holdings (Bahamas) Limited filed a Form 3 on April 16, 2001 which Form 3 should have been filed no later than May 10, 2000; (iii) Paradise Stream (Bahamas) Limited filed a Form 4 on June 11, 2001 reporting the transfer of an aggregate of 200,000 shares which Form 4 should have been filed no later than February 10, 2001; and (iv) Marvin S. Rosen filed a Form 4 on June 11, 2001 reporting the purchase of an aggregate of $75,000 of convertible debentures during March 2001 which Form 4 should have been filed no later than April 10, 2001.

ITEM 11. EXECUTIVE COMPENSATION.

         The following tables set forth certain information concerning compensation for the fiscal years ended March 31, 2001, 2000 and 1999 of our executive officers, including the Chief Executive Officer and four executive officers whose total annual salary and bonus exceeded $100,000, for the fiscal year ended March 31, 2001.

                          LONG TERM COMPENSATION AWARDS

   NAME AND PRINCIPAL                                                  OTHER ANNUAL        STOCK        OPTIONS SARS
        POSITION             YEAR       SALARY ($)       BONUS($)      COMPENSATION      AWARDS($)          (#)
   -------------------       ----       ----------       --------      ------------      ---------      -------------
Manuel D. Medina             2001        $350,000
Chairman of the Board &      2000        $350,000
President                    1999        $350,000

Joseph R. Wright             2001        $250,000
Vice Chairman &              2000        $285,000                       35,000 (1)         87,500         200,000
President TerreNap Data      1999        $483,333                       35,000 (1)
Centers, Inc.

Brian K. Goodkind            2001        $250,000                                                         150,000
Chief Operating              2000        $250,000
Officer & Executive Vice     1999        $250,000
President

Michael L. Katz              2001        $250,000                                                         150,000
President TerreNAP           2000        $250,000
Services, Inc.               1999        $250,000

William J. Biondi            2001        $250,000                                                         150,000
President Terremark          2000        $250,000
Realty, Inc.                 1999        $250,000


--------------
(1) During fiscal 1999 and 2000, we paid approximately $30,000 per year on behalf of Mr. Wright for certain personal tax and accounting services rendered by third parties for Mr. Wright.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table shows the amount of common stock beneficially owned as of July 9, 2001, by (i) each of our directors, (ii) each of our executive officers named in the Summary Compensation Table, (iii) all of our directors and executive officers as a group and (iv) each person known by us to beneficially own more than 5% of our outstanding common stock. Unless otherwise provided, the address of each holder is c/o Terremark Worldwide, Inc., 2601 S. Bayshore Drive, Miami, Florida 33133. As of July 9, 2001, there were 199,222,179 shares of our common stock outstanding.

                                                    AMOUNT AND NATURE OF       PERCENTAGE OF OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER              BENEFICIAL OWNERSHIP(1)         COMMON SHARES OWNED
------------------------------------              -----------------------         -------------------
Manuel D. Medina ......................                 32,197,913(2)                      16.16%
Guillermo Amore .......................                  1,216,807(3)                      *
Brian K. Goodkind .....................                  2,518,693(4)                      *
Timothy Cyprian George Elwes ..........                          0                             0
Jose Maria Figueres-Olsen .............                    100,000                         *
Marvin S. Rosen .......................                  1,217,150(5)                      *
Miguel J. Rosenfeld ...................                  1,286,709(6)                      *
Joel A. Schleicher ....................                     50,000                         *
Kenneth J. Starr ......................                    100,000                         *
Joseph R. Wright, Jr ..................                    492,500                         *
Vistagreen Holdings (Bahamas)
   Limited ............................                 31,909,128(7)                      16.02%
Paradise Stream (Bahamas)
   Limited ............................                 25,000,000(8)                      12.55%
TCO Company Limited ...................                 34,094,139(9)                      17.11%
All directors and executive officers as
   a group (10 persons) ...............                 39,179,772                         19.39%

---------------
*    Represents less than 1%.

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from July 9, 2001 upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person, but not those held by any other person, and that are exercisable within 60 days from the applicable date have been exercised.

(2) These include shares to which the holder has sole voting and investment power or shares such power with his spouse.

(3) Includes 1,131,807 shares of common stock underlying convertible debentures which are exercisable within 60 days from July 9, 2001.

(4) Includes 150,000 stock options and 98,892 shares of common stock underlying convertible debentures which are exercisable within 60 days from July 9, 2001.

(5) Includes 305,810 stock options exercisable within 60 days from July 9, 2001.

(6) Includes 100,000 stock options which are exercisable within 60 days from July 9, 2001. Includes 1,186,709 shares of common stock underlying convertible debentures which are exercisable within 60 days from July 9, 2001which are owned indirectly by Mr. Rosenfeld.

(7) Vistagreen Holdings (Bahamas) Limited, Charlotte House, Charlotte Street, P.O. Box N-65, Nassau Bahamas, is the beneficial owner of 31,909,128 shares of our common stock.

(8) Paradise Stream Holdings (Bahamas) Limited, Charlotte House, Charlotte Street, P.O. Box N-65, Nassau Bahamas, is the beneficial owner of 25,000,000 shares of our common stock.

(9) TCO Company Limited, Charlotte House, Charlotte Street, P.O. Box N-65, Nassau Bahamas. As reported in this holder's Schedule 13D, and any amendments thereto, filed with the Securities Exchange Commission on June 18, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Medina, our Chairman, President and Chief Executive Officer is a member of the board of directors of Fusion and, through his interest in a general partnership, owns approximately 695,500 shares of Fusion common stock, along with options and warrants. There are also interlocking directors between us and Fusion. The interlocking directors consist of Messrs. Medina, Rosen, Schleicher and Wright.

         Prior to the merger, some of our officers and directors owned partnership interests in One Merrick Way and Galloway Medical Associates, Ltd., which owns Alhambra Center and Galloway Medical Park, respectively. We provided management services to both partnerships for a fee. These management fees totaled $35,000, for the year ended March 31, 2001. During the fiscal 2000 year, Terremark also provided management services to the Fortune House Condominium Association and recorded as income $54,000 relating to services performed.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) 1 and 2. The financial statements listed in the accompanying Table of Contents to Consolidated Financial Statements and Financial Statement Schedule on page F-1 herein are filed as part of this report.

             3. The exhibits listed in the Exhibit Index are filed with or incorporated by reference as part of this report.

         (b) The following Report was filed on Form 8-K during the fourth quarter of the fiscal year ended March 31, 2001:

         The Company filed a Form 8-K with respect to completion of the sale of certain of its telecom facilities management operations to MP Telecom, LLC, pursuant to an agreement dated January 12, 2001.

         (c) The following exhibits, which are furnished with this Annual Report or incorporated herein by reference, are filed as part of this Annual Report.

EXHIBIT NUMBER         EXHIBIT DESCRIPTION
--------------         -------------------

     2.1 Agreement for Sale of Assets by and between ITV Communications, Inc. and Netmatics, Inc., dated January 11, 1996, and Promissory Note and Security Agreement dated January 16, 1996 (1)

     2.2 Agreement of Merger between AVIC Group International, Inc., a Colorado corporation, with and into AVIC Group International, Inc., a Delaware corporation dated July 10, 1996 (2)

     2.3 Agreement and Plan of Merger by and between Terremark Holdings, Inc. and AmTec, Inc., dated as of November 24, 1999, as amended by that certain Amendment to Agreement and Plan of Merger, dated as of February 11, 2000 (3)

     2.4 Letter agreement dated January 12, 2001 among MP Telecom, LLC, Terremark Worldwide, Inc., Clifford J. Preminger, Thomas M. Mulroy and Manuel Medina (4)

     3.1 Certificate of Merger of Terremark Holdings, Inc. with and into AmTec, Inc. (5)

     3.2               Restated Certificate of Incorporation of the Company (5)

     3.3               Restated Bylaws of the Company (5)

     3.4 Certificate of Designations of Preferences of Series G Convertible Preferred Stock of the Company (5)

     3.5 Certificate of Designations of Preferences of Series H Convertible Preferred Stock of the Company

     4.2               Specimen Stock Certificate (1)

EXHIBIT NUMBER         EXHIBIT DESCRIPTION
--------------         -------------------

     4.3               Form of 13% Subordinated Convertible Debenture, due
                       December 31, 2005 (6)

     4.4               Form of Warrant for the Purchase of Shares of Common
                       Stock (6)

     10.1              1995 Stock Option Plan (7)

     10.2              1996 Stock Option Plan (7)

     10.3 Real Property Lease between Lexreal Associates and the Company dated May 8, 1995 (7)

     10.4 Form of Indemnification Agreement for directors and officers of the Company (2)

     10.5              Employment Agreement with Joseph R. Wright(8)

     10.6              Employment Agreement with Manuel Medina

     10.7              Employment Agreement with Brian Goodkind (9)

     10.8              Employment Agreement with Irving Padron Jr. (10)

     10.9              Employment Agreement with Michael Katz (11)

     21                Subsidiaries of the Company

----------------

(1) Previously filed as part of the Company's Current Report on Form 8-K dated March 6, 1997.

(2) Previously filed as part of the Company's Definitive Proxy Statement filed on April 18, 1996.

(3) Previously filed as part of the Company's Definitive Proxy Statement filed on March 24, 2000.

(4) Previously filed as part of the Company's Current Report on Form 8-K dated February 28, 2001.

(5) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 filed May 15, 2000.

(6) Previously filed as part of the Company's Quarterly Report on Form 10-Q filed on February 14, 2001.

(7) Previously filed as part of the Company's Transition Report on Form 10-KSB for the transition period from October 1, 1994 to March 31, 1995.

(8) Previously filed as exhibit 10.6 to the Company's Annual Report on Form 10-KSB filed June 29, 2000.

(9) Previously filed as exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2000.

(10) Previously filed as exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2000.

(11) Previously filed as exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of July 2001.

                                     Terremark Worldwide, Inc.


                                     By:  /s/ MANUEL D. MEDINA
                                        --------------------------------------
                                         Manuel D. Medina, Chairman of the
                                         Board, President and Chief Executive
                                         Officer

                                     By: /s/ JOSE A. SEGRERA
                                        --------------------------------------
                                         Acting  Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                SIGNATURE                                        TITLE                                 DATE
                ---------                                        -----                                 ----
   /s/ MANUEL D. MEDINA                          Chairman of the Board, President and              July 13,2001
 -------------------------------------                  Chief Executive Officer
 Manuel D. Medina                                    (principal executive officer)


   /s/ JOSEPH R. WRIGHT, JR.                                   Director                            July 13,2001
 -------------------------------------
 Joseph R. Wright, Jr.

   /s/ JOEL A. SCHLEICHER                                      Director                            July 13,2001
 -------------------------------------
 Joel A. Schleicher

   /s/ MARVIN S. ROSEN                                         Director                            July 13,2001
 -------------------------------------
 Marvin S. Rosen

   /s/ KENNETH I. STARR                                        Director                            July 13,2001
 -------------------------------------
 Kenneth I. Starr

   /s/ TIMOTHY ELWES                                           Director                            July 13,2001
 -------------------------------------
 Timothy Elwes

   /s/ MIGUEL J. ROSENFELD                                     Director                            July 13,2001
 -------------------------------------
 Miguel J. Rosenfeld

   /s/ JOSE MARIA FIGUERES-OLSEN                               Director                            July 13,2001
 -------------------------------------
 Jose Maria Figueres-Olsen

   /s/ JOSE A. SEGRERA                         Acting Chief Financial Officer (principal           July 13,2001
 -------------------------------------             financial and accounting officer)
 Jose A. Segrera

   /s/ GUILLERMO AMORE                                         Director                            July 13,2001
 -------------------------------------
 Guillermo Amore



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Shareholders of Terremark Worldwide, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Terremark Worldwide, Inc. and its subsidiaries at March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net liquidity deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP
Fort Lauderdale, Florida
July 9, 2001

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                     MARCH 31,
                                                                         ---------------------------------
                                                                              2001                2000
                                                                         -------------       -------------
             ASSETS
Cash and cash equivalents                                                $   5,574,687       $   3,391,977
Restricted cash                                                                 32,039             506,776
Accounts receivable                                                          2,871,119             777,307
Contracts receivable                                                         4,637,916                  --
Real estate inventories                                                             --          11,797,306
Investment in TECOTA                                                           489,855                  --
Notes receivable                                                               601,721           2,755,413
Property and equipment, net                                                 25,065,989           1,010,735
Other assets                                                                 2,221,858           1,977,373
Identifiable intangible assets and goodwill, net of accumulated
    amortization of $2,849,018 and $0, respectively                         23,712,737                  --
Real estate held for sale                                                   12,860,657          55,781,259
                                                                         -------------       -------------
      TOTAL ASSETS                                                       $  78,068,578       $  77,998,146
                                                                         =============       =============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                            $  13,680,843       $  72,784,079
Construction payables - leasehold improvements                              16,960,452                  --
Trade payables and other liabilities                                        17,100,365           4,664,722
Convertible debt                                                            15,855,382                  --
Deferred revenue                                                               284,693                  --
Interest payable                                                               323,153              72,914
Net liabilities of discontinued operations (Note 5)                          2,700,847                  --
                                                                         -------------       -------------
      TOTAL LIABILITIES                                                     66,905,735          77,521,715
                                                                         -------------       -------------

Convertible preferred stock: $1 par value, -0- and 4,176,693 shares
    authorized, issued and outstanding, respectively                                --           4,176,693
Series G convertible preferred stock: $.001 par value, 20 and -0-
    shares authorized, issued and outstanding, respectively                          1                  --
Common stock: $.001 par value, 300,000,000 shares authorized;
    200,507,179 and 70,685,845 shares issued, of which
    1,400,000 and -0- shares are held in treasury,
    respectively                                                               200,507              70,686
Paid in capital                                                            125,339,544           7,954,010
Retained deficit                                                          (115,724,620)        (11,724,958)
Common stock warrants                                                        2,059,398                  --
Common stock options                                                         1,716,138                  --
Less cost of shares of common stock in treasury                             (2,428,125)                 --
Commitments and contingencies (Note 16)
                                                                         -------------       -------------
      TOTAL STOCKHOLDERS' EQUITY                                            11,162,843             476,431
                                                                         -------------       -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  78,068,578       $  77,998,146
                                                                         =============       =============




        The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                  FOR THE TWELVE MONTHS ENDED MARCH 31,
                                                         ----------------------------------------------------
                                                              2001                2000                1999
                                                         -------------       -------------       -------------
 Revenues
    Data center                                          $     252,906       $          --       $          --
    Real estate sales                                        2,752,748          11,008,332          42,041,391
    Development, commission and construction fees           12,484,272           2,563,647           1,646,560
    Management fees                                          2,212,326           1,069,176             768,161
    Construction contracts                                  22,445,156             749,262                  --
                                                         -------------       -------------       -------------
        Operating revenues                                  40,147,408          15,390,417          44,456,112
                                                         -------------       -------------       -------------
Expenses
    Data center operations                                   1,223,112                  --                  --
    Start up costs - data centers                            6,507,517                  --                  --
    Cost of real estate sold                                 2,134,572           8,867,641          31,147,530
    Construction contract expenses                          20,347,165             554,610                  --
    General and administrative                              19,929,438           7,917,793           6,091,519
    Sales and marketing                                      2,768,890           2,933,125           5,479,561
    Depreciation and amortization                            3,257,292              81,264              50,012
                                                         -------------       -------------       -------------
        Operating expenses                                  56,167,986          20,354,433          42,768,622
                                                         -------------       -------------       -------------
    (Loss) income from operations                          (16,020,578)         (4,964,016)          1,687,490
                                                         -------------       -------------       -------------
Other income (expense)
    Interest income                                            505,743             222,062             263,179
    Interest expense                                        (1,097,683)           (804,785)         (1,493,539)
    Other (expense) income                                    (570,749)            374,803             167,056
    Dividend on preferred stock                                (34,806)           (417,669)                 --
    Impairment of long-lived assets                         (4,155,178)           (443,627)                 --
                                                         -------------       -------------       -------------
        Total other expense                                 (5,352,673)         (1,069,216)         (1,063,304)
                                                         -------------       -------------       -------------
    (Loss) income from continuing operations before
     income taxes                                          (21,373,251)         (6,033,232)            624,186

Income taxes
    Current tax expense                                             --                  --                  --
    Deferred tax                                                    --                  --                  --
                                                         -------------       -------------       -------------
      Total income tax expense                                      --                  --                  --
                                                         -------------       -------------       -------------
    (Loss) income from continuing operations               (21,373,251)         (6,033,232)            624,186
                                                         -------------       -------------       -------------
Loss from discontinued operations, net of income
 taxes of $-0-                                             (21,499,587)                 --                  --

Loss on disposition of discontinued operations,
 net of income taxes of $-0-                               (61,126,824)                 --                  --
                                                         -------------       -------------       -------------
    Net (loss) income                                    $(103,999,662)      $  (6,033,232)      $     624,186
                                                         =============       =============       =============
Basic and diluted (loss) earnings per common share:
    Continuing operations                                $        (.11)      $        (.09)      $         .01
    Discontinued operations                                       (.44)                 --                  --
                                                         -------------       -------------       -------------
    Net (loss) income                                    $        (.55)      $        (.09)      $         .01
                                                         =============       =============       =============
Weighted average common shares outstanding                 188,550,498          70,685,845          70,685,845
                                                         =============       =============       =============




        The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                                STOCKHOLDERS' EQUITY
                                    --------------------------------------------------------------------------------
                                                            COMMON STOCK
                                                           PAR VALUE $.001
                                                     ----------------------------      ADDITIONAL       COMMON
                                      PREFERRED          ISSUED                         PAID-IN          STOCK
                                        STOCK            SHARES          AMOUNT         CAPITAL         WARRANTS
                                    -------------    -------------   -------------   -------------   -------------
Balance at March 31, 1998           $          --       70,685,845   $      70,686   $   7,954,010   $          --

Preferred stock issued in
    conversion of
    debt (4,176,693
    shares $1/share)                    4,176,693               --              --              --              --
Net income                                     --               --              --              --              --
                                    -------------    -------------   -------------   -------------   -------------

Balance at March 31, 1999               4,176,693       70,685,845          70,686       7,954,010              --

Net loss                                       --               --              --              --              --
                                    -------------    -------------   -------------   -------------   -------------
Balance at March 31, 2000               4,176,693       70,685,845          70,686       7,954,010              --

Effect of AmTec merger:
    conversion of preferred stock      (4,176,693)       7,853,985           7,854       4,168,839              --
    assumption of AmTec equity                  1       38,289,500          38,289      46,923,782       1,687,038
Sale of common stock                           --       68,722,349          68,722      28,054,203              --
Common stock issued in
    acquisitions                               --       14,412,500          14,413      37,531,045              --
Exercise of warrants                           --           54,000              54         190,161         (21,640)
Exercise of stock options                      --          489,000             489         517,504              --
Warrants issued                                --               --              --              --         394,000
Stock options issued                           --               --              --              --              --
Treasury stock acquisitions                    --               --              --              --              --
Net loss                                       --               --              --              --              --
                                    -------------    -------------   -------------   -------------   -------------
Balance at March 31, 2001                       1    $ 200,507,179   $     200,507   $ 125,339,544   $   2,059,398
                                    =============    =============   =============   =============   =============






                                                  STOCKHOLDERS' EQUITY
                                    ------------------------------------------------


                                         COMMON
                                         STOCK         TREASURY          RETAINED
                                         OPTIONS         STOCK            DEFICIT
                                      -------------   -------------    -------------
Balance at March 31, 1998             $          --   $          --    $  (6,315,912)

Preferred stock issued in
    conversion of
    debt (4,176,693
    shares $1/share)                             --              --               --
Net income                                       --              --          624,186
                                      -------------   -------------    -------------

Balance at March 31, 1999                        --              --       (5,691,726)

Net loss                                         --              --       (6,033,232)
                                      -------------   -------------    -------------
Balance at March 31, 2000                        --              --      (11,724,958)

Effect of AmTec merger:
    conversion of preferred stock                --              --               --
    assumption of AmTec equity                   --              --               --
Sale of common stock                             --              --               --
Common stock issued in
    acquisitions                                 --              --               --
Exercise of warrants                             --              --               --
Exercise of stock options                        --              --               --
Warrants issued                                  --              --               --
Stock options issued                      1,716,138              --               --
Treasury stock acquisitions                      --      (2,428,125)              --
Net loss                                         --              --     (103,999,662)
                                      -------------   -------------    -------------
Balance at March 31, 2001             $   1,716,138   $  (2,428,125)   $(115,724,620)
                                      =============   =============    =============





        The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                               FOR THE TWELVE MONTHS ENDED
                                                                                       MARCH 31,
                                                                    -----------------------------------------------
                                                                         2001             2000             1999
                                                                    -------------    -------------    -------------
Cash flows from operating activities:
    Net (loss) income                                               $(103,999,662)   $  (6,033,232)   $     624,186
    Adjustments to reconcile net (loss) income to net cash
      (used in) provided by operating activities
        Discontinued operations                                        82,626,411               --               --
        Depreciation and amortization of capital leases                   408,274           81,264           50,012
        Amortization of intangible assets and goodwill                  2,849,018               --               --
        Amortization of loan costs to interest expense                    132,481          137,749          118,362
        Amortization of prepaid compensation                              164,167               --               --
        Write off of bad debt                                                  --               --           71,472
        Impairment of long-lived assets                                 4,155,178          443,627               --
        (Increase) decrease in:
           Real estate inventories                                     (1,063,351)         929,786       20,422,734
           Restricted cash                                                504,737         (212,335)         (14,317)
           Accounts receivable                                         (3,982,744)         164,172         (598,887)
           Contracts receivable                                        (2,312,896)              --               --
           Shareholder receivable                                              --               --          548,795
           Notes receivable                                             1,809,254       (2,418,363)         387,592
           Other assets                                                  (315,198)        (263,702)         973,703
        Increase (decrease) in:
           Trade payable and other liabilities                          9,463,524           79,562       (4,223,874)
           Interest payable                                               250,239         (351,312)      (2,286,367)
           Deferred revenue                                               284,693           22,721         (217,934)
           Net liabilities of discontinued operations                   2,700,847               --               --
                                                                    -------------    -------------    -------------
             Net cash (used in) provided by continuing operations      (6,325,028)      (7,420,063)      15,855,477
             Net cash used in discontinued operations                 (22,236,555)              --               --
                                                                    -------------    -------------    -------------
             Net cash (used in) provided by operating activities      (28,561,583)      (7,420,063)      15,855,477
                                                                    -------------    -------------    -------------
Cash flows from investing activities:
    Purchase and development of property and equipment                (24,412,720)        (745,409)        (194,496)
    Cash paid in dispositions                                            (900,000)              --               --
    Investment in unconsolidated entities, net                         (4,202,004)              --               --
    Proceeds from sale of real estate held for sale                    55,781,259               --               --
    Cash acquired in acquisitions                                       2,368,273           10,250               --
                                                                    -------------    -------------    -------------
             Net cash provided by (used in) investing activities       28,634,808         (735,159)        (194,496)
                                                                    -------------    -------------    -------------
Cash flows from financing activities:
    Construction payables - leasehold improvements                     16,960,452               --               --
    New borrowings                                                     17,947,892       17,861,701       18,136,761
    Payments on loans                                                 (73,563,352)      (9,122,535)     (37,410,591)
    Convertible debt                                                   11,955,000               --               --
    Exercise of stock options                                             517,993               --               --
    Sale of common stock                                               28,122,925               --               --
    Exercise of warrants                                                  168,575               --               --
    Cash overdraft                                                             --               --           44,704
                                                                    -------------    -------------    -------------
             Net cash (used in) provided by financing activities        2,109,485        8,739,166      (19,229,126)
                                                                    -------------    -------------    -------------
               Net increase (decrease) in cash                          2,182,710          583,944       (3,568,145)

Cash and cash equivalents at beginning of year                          3,391,977        2,808,033        6,376,178
                                                                    -------------    -------------    -------------
Cash and cash equivalents at end of year                            $   5,574,687    $   3,391,977    $   2,808,033
                                                                    =============    =============    =============



        The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE:

                                                           FOR THE TWELVE MONTHS ENDED
                                                                   MARCH 31,
                                                     ------------------------------------------
                                                         2001            2000            1999
                                                     ----------      ----------      ----------
      Interest paid (net of amount capitalized)      $  178,718      $  366,707      $  990,245
      Taxes paid                                             --              --         320,375
      Assets acquired under capital leases            1,578,882         216,412         111,654



During the year ended March 31, 2001, the Company reclassified approximately $12,860,657 in real estate inventories to real estate held for sale.

During the year ended March 31, 2001, the Company reclassified approximately $3,900,382 from notes and accounts payable to convertible debt.

During the year ended March 31, 2001, the Company issued $394,000 in warrants to a third party in lieu of cash compensation for a one year consulting agreement.

See Notes 4 and 5 in the accompanying notes for additional discussion of non-cash acquisitions and dispositions.










        The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------


1.     BUSINESS AND ORGANIZATION

       Terremark Worldwide, Inc. and its subsidiaries (the "Company") is a multinational corporation that provides Internet infrastructure and managed services. It is the owner and operator of the NAP of the Americas, the fifth Tier-1 Network Access Point ("NAP") in the world. The Company's strategy is to leverage its experience as the owner and operator of the NAP of the Americas by developing and operating TerreNAPSM Data Centers in Latin America and Asia. TerreNAPSM Data Centers provide peering, colocation and managed services to carriers, Internet service providers, other Internet companies and enterprises. The NAP of the Americas in Miami, Florida, which at March 31, 2001 is under construction, will be the premier TerreNAPSM Data Center.

       On April 28, 2000, the predecessor to the Company, Terremark Holdings, Inc. ("THI"), which was founded in 1982, completed a reverse merger with AmTec Inc. ("AmTec"). AmTec's operations consisted of equity investments and other alliances that provided long distance international telecommunications services, including telephony and data in Asia, and Internet Protocol ("IP") fax services in Hong Kong, Guangdong Province of the People's Republic of China and Taiwan. Historical information of the surviving company is that of THI.

       In addition to the AmTec merger, the Company made five additional acquisitions (Note 3) during the first two quarters of the year ended March 31, 2001. These acquisitions expanded the Company's operations, as a complement to AmTec's and the Company's historical businesses, to include providing: 1) IP fax services and unified messaging services in Asia, 2) telephony services in South America, 3) development expertise for telecommunications facilities, and 4) telecommunications facilities construction services.

       Changes in business conditions, including market changes in the telecommunications industry and the availability of debt and equity financing vehicles to fund other business expansion, caused the Company during the third quarter of the year ended March 31, 2001 to redefine its strategy to focus on TerreNAP Data Centers, and begin implementing a plan to exit all lines of business not directly related to that strategy. Lines of business discontinued include IP fax services, unified messaging services, and telephony. Key components of the Company's strategy are to complete the NAP of the Americas, and roll out similar data centers in Latin America and Asia under the TerreNAP brand. Consequently, subsequent to year-end, the Company continues to divest of identified operations that were part of the acquisitions made during the year ended March 31, 2001, and wind up components of its traditional real estate development business (Notes 4 and 5).

2.     LIQUIDITY

       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred $21,373,251 of losses from continuing operations and a net loss of $103,999,662 for the year ended March 31, 2001. These losses were primarily the result of sold and discontinued operations and start-up costs associated with the NAP of the Americas. Additionally, a substantial portion of the Company's obligations are due prior to March 31, 2002.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------


       Management expects the Company will need a significant infusion of cash to fund retained business operations and planned expansion during the year ended March 31, 2002. To support existing operations through the year ended March 31, 2002, as of July 9, 2001, the Company believes it will need approximately $60.0 million in debt or equity financing, exclusive of interest costs thereon. These expectations are based on certain assumptions, the most significant being the signing of additional customer contracts at NAP of the Americas. The Company has identified additional potential customers and is actively marketing to them available services in the NAP of the Americas. The Company's plan is predicated on obtaining additional customer contracts through March 31, 2002, which on an annual basis will generate revenues of approximately $45.0 million. The Company's failure to obtain adequate financing and meet its plan will result in liquidity problems and require the Company to curtail its planned expansion of TerreNAP Data Centers and current operations. As a result of these matters, substantial doubt exists about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       The Company's plan to fund its current obligations and fund activities necessary to complete NAP of the Americas and current operations is based upon obtaining additional debt and equity financing. The plan includes entering into strategic relationships, sale of Fortune House II (Note
       19), and restructuring construction payables currently due. Debt financing from businesses, individuals and financial institutions is also being pursued. The Company is attempting to refinance the Technology Center of the Americas' construction note payable in order to remove its guarantee. There can be no assurance that the Company's plan will be adequately implemented even if sufficient funds are obtained. Further, any additional equity financing if obtained may be dilutive to existing stockholders.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A summary of significant accounting principles and practices used by the Company in preparing its consolidated financial statements follows.

      The Company's consolidated financial statements include the accounts of the Company's wholly owned subsidiaries. All significant inter-company balances and transactions are eliminated in consolidation.

      Certain acquired businesses whose operations reflect IP fax, unified messaging and telephony services were approved for disposition during March 2001. Since the operations represent a class of customer and a major line of business as contemplated in Accounting Principles Board Opinion 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), their operations are accounted for as discontinued operations. Included in discontinued operations are AmTec's, Spectrum's, Asia Connect's and IXS.NET's businesses. In addition, disposal of certain activities not representing an operating segment as contemplated under APB 30 are accounted for in current operations.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------


       USE OF ESTIMATES

       The Company prepares its financial statements in conformity with generally accepted accounting principles. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include loss on disposition of discontinued operations.

       RECLASSIFICATIONS

       Certain reclassifications have been made to the prior periods' financial statements to conform with current presentation.

       OTHER COMPREHENSIVE INCOME

       The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Accordingly, gains and losses on translation of accounts of the Company's non-U.S. operations are accumulated and reported as a component of accumulated other comprehensive income in stockholders' equity. At March 31, 2001 and 2000, the Company had no comprehensive income

       NEW ACCOUNTING STANDARDS

       On June 29, 2001, the FASB approved its proposed Statements of Financial Accounting Standards No. 141 (FAS 141), BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. FAS 141 requires that all business combinations subsequent to June 30, 2001 be accounted for under the purchase method of accounting. FAS 142 requires cessation of goodwill amortization and periodic evaluation of the goodwill carrying value. The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001. Early adoption of FAS 142 is permitted for the Company if it implements the Statement during its next fiscal quarter. The Company currently is amortizing goodwill over five years and has not determined if it is going to early adopt FAS 142.

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. The Company has no derivative instruments.

       LOSS PER SHARE

       The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings per share ("EPS") equals net income divided by the number of weighted average common shares. Diluted EPS includes potentially dilutive securities such as stock options and convertible securities. The effect of shares issuable upon exercise of

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------


       convertible preferred stock, warrants and stock options is anti-dilutive, therefore diluted earnings per share is not presented in a comparative format.

       REVENUE AND PROFIT RECOGNITION

       Revenues from data centers and telecom facilities management are recognized at the time services are provided.

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

       Revenues from development, commission and construction fees are recognized when earned.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------


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

      ALLOWANCE FOR UNCOLLECTIBLE RECEIVABLES

      Management regularly evaluates factors affecting collectibility of receivable balances. Management believes all accounts at March 31, 2001 and 2000 are collectible, therefore, no allowance for uncollectible receivables is maintained.

      PROPERTY AND EQUIPMENT, NET

      Property and equipment, net includes acquired assets and those accounted for under a capital lease. Purchased assets are recorded at cost and depreciated on the straight-line method over their estimated remaining useful lives. Capital leased assets are recorded at the net present value of minimum lease payments and are depreciated on the straight-line method over the term of the lease, as follows:

           Leasehold improvements                                5 years
           Computer software                                     3 years
           Furniture, fixtures and equipment                     5 years
           Capital lease assets                                 3-5 years

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------


      long-lived asset to the estimated undiscounted future cash flows expected to result from the use of the assets and their estimated remaining lives. Impairment reserves are provided for the excess of the carrying amount of an asset exceeds the fair market value of the asset.

      CONSTRUCTION PAYABLES - LEASEHOLD IMPROVEMENTS

      Construction payables - leasehold improvements includes liabilities related to construction of NAP of the Americas and a colocation facility in Santa Clara, California.

      TRADE PAYABLES AND OTHER LIABILITIES

      Trade payables and other liabilities includes liabilities incurred during the normal course of business.

4.    ACQUISITIONS

      AMTEC, INC.

      On April 28, 2000, the predecessor to the Company, Terremark Holdings, Inc. (THI) merged with and into AmTec, Inc., a publicly traded international telecommunications and services company. As a result of the merger, each share of THI common stock was converted into approximately 63 shares of the Company's common stock. The stockholders' equity in the historical financial statements reflects this conversion as if it had occurred at the beginning of each period.

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

      The following unaudited condensed results of operations for the twelve months ended March 31, 2001 and 2000 were prepared assuming the merger occurred on April 1, 2000 and 1999, respectively, and assumes AmTec's operations are a part of continuing operations.

                                                   FOR THE TWELVE MONTHS ENDED
                                                             MARCH 31,
                                                ---------------------------------
                                                     2001                2000
                                                -------------       -------------
      Revenue                                   $  40,147,000       $  15,390,000
      Net loss                                  $(106,030,000)      $ (17,868,000)
      Basic and diluted net loss per share      $       (0.47)      $       (0.07)


TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------


      The amounts for the twelve months ended March 31, 2001 include AmTec's actual results for the period April 1, 2000 to April 28, 2000. The amounts for the twelve months ended March 31, 2000 include AmTec's actual results for the twelve months ended March 31, 2000. In preparing the pro forma information, various assumptions were made. This information is not necessarily indicative of what would have occurred had these transactions occurred on April 1, 2000 and 1999, nor is it indicative of the results of future combined operations.

      OTHER ACQUISITIONS

      During the year ended March 31, 2001, the Company acquired five businesses. The Company accounted for each acquisition as a purchase. When consideration included common stock, its value was determined using the average closing price of the Company's stock for a period immediately before and after each acquisition's announcement. The effect of each acquisition individually and in the aggregate on the Company's consolidated financial statements was not material. The acquisitions are as follows:

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

      SPECTRUM TELECOMMUNICATIONS

      On August 9, 2000, the Company acquired an 80% ownership interest in Spectrum Telecommunications, Inc. ("Spectrum") through issuing three million shares of common stock. Spectrum was a provider of telecommunication services in Latin America. On February 16, 2001, the Company acquired for $100 the remaining 20% ownership interest.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------


      IXS.NET

      On August 14, 2000, the Company acquired 100% of IXS.Net ("IXS"), a private IP fax services provider in Asia, by issuing 412,500 shares of common stock and transferring a 7.55% ownership interest in the Company's subsidiary, Asia Connect L.L.C.

      ASIA CONNECT L.L.C.

      On September 1, 2000, the Company completed its acquisition of a controlling interest in Asia Connect L.L.C. (Asia Connect). Asia Connect was developing unified messaging services in Asia. The Company had a 92.45% interest in Asia Connect.

      Acquisitions during the twelve months ended March 31, 2001 are summarized as follows:


                                           AMTEC         T-REX       POST SHELL   SPECTRUM        IXS.NET      ASIA CONNECT
                                        -----------   -----------   -----------   -----------   -----------    -------------
      Assets:
          Cash and cash equivalents     $ 1,508,803   $   248,210   $   307,260   $   247,130   $    26,945    $    29,925
          Restricted cash                        --        30,000            --            --            --             --
          Accounts and contracts
           receivable                            --       238,322     2,325,020       531,712       184,902             --
          Investments and option
           agreements                    12,228,209       172,970            --            --            --             --
          Reclassification of option             --            --            --            --    (2,400,000)    (6,500,000)
          Notes receivable                  344,438            --            --            --            --             --
          Furniture and equipment            48,355        46,038        55,556     5,352,923       161,694         55,866
          Other assets                      279,143        61,275        17,785       900,939        95,710        293,030
          Identifiable intangible
           assets                                --    15,785,558     1,283,000            --            --             --
          Goodwill                       35,519,223            --     7,126,748    18,252,975     4,543,194      6,770,179
                                        -----------   -----------   -----------   -----------   -----------    -----------
            Total assets acquired       $49,928,171   $16,582,373   $11,115,369   $25,285,679   $ 2,612,445    $   649,000
                                        ===========   ===========   ===========   ===========   ===========    ===========
      Liabilities

          Notes payable                 $        --   $        --   $     4,924   $10,531,229   $    29,896    $   150,000
          Trade payable and other
           liabilities                      479,060     1,082,373     2,680,445     1,693,463       320,904             --
                                        -----------   -----------   -----------   -----------   -----------    -----------
            Total liabilities assumed       479,060     1,082,373     2,685,369    12,224,692       350,800        150,000

          Minority interest                      --            --            --       475,306            --             --

      Equity assumed                     48,649,111            --            --            --            --             --
      Issuance of common stock                   --    15,500,000     8,430,000    12,039,000     1,576,457             --
      Merger and acquisition costs          800,000            --            --       546,681       685,188        499,000
                                        -----------   -----------   -----------   -----------   -----------    -----------
                                        $49,928,171   $16,582,373   $11,115,369   $25,285,679   $ 2,612,445    $   649,000
                                        ===========   ===========   ===========   ===========   ===========    ===========


TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------


5.    DISPOSITIONS

      SALE OF TELECOM FACILITIES MANAGEMENT OPERATIONS

      On February 23, 2001, the Company sold certain of its telecom facilities management operations to MP Telecom, LLC ("MP"), an entity owned by certain officers and a director of the Company.

      Assets sold include all of the Company's equity ownership interests (including any rights to contingent profit) in the T-Rex branded "Telecom Hotel" together with assets owned by Telecom Routing Exchange Developers, Inc., a wholly owned subsidiary of the Company. As part of the transaction, the Company retained its management rights for The Technology Center of the Americas ("TECOTA"), in which the NAP of the Americas will be located. The purchaser conveyed to the Company its rights to the contingent profit and equity interests in TECOTA. As a result of these transactions, at March 31, 2001, the Company owns 100% of the contingent profit and .84% of the equity interests in TECOTA.

      As part of the transaction, MP conveyed to the Company 1,400,000 shares of the Company's common stock, representing a portion of 8,000,000 shares issued to MP and its affiliates in conjunction with the T-Rex acquisition. MP also conveyed its minority interest in the Company's co-location business. The Company paid $900,000 to the purchaser in connection with the transaction. The principals of MP and certain Company officers have agreed, until December 25, 2001, to limit the aggregate number of Company shares sold by them during any trading day.

      During the quarter ended December 31, 2000, the Company recognized an impairment of intangible assets of $4,155,178 in contemplation of the transaction with MP, which closed during the quarter ended March 31, 2001.

      DISCONTINUED OPERATIONS

       In March 2001, the Company implemented its plan to dispose of certain acquired businesses whose operations reflect IP fax, unified messaging and telephony services. Since the operations represent a class of customer and a major line of business as contemplated in APB 30, the results of these activities and estimated loss on disposal are accounted for as discontinued operations.

      As of March 31, 2001 $2,245,896 in assets, exclusive of goodwill, had been disposed. Remaining assets to be disposed amounted to $6,390,009. Subsequent to March 31, 2001, these assets became subject to sales contracts with proceeds aggregating $500,000 in cash and assumption of approximately $1,740,838 in liabilities. The loss on disposition of discontinued operations includes the write-off of $54,381,681 in goodwill. For the year ended March 31, 2001, discontinued operations had $1,760,640 of total revenues and a loss of $11,346,447, net of $10,153,140 in goodwill amortization. The net liabilities for discontinued operations primarily represents trade payables as of March 31, 2001 which will remain an obligation of the Company. In addition, the Company at March 31, 2001 guaranteed approximately $550,000 in debt related to discontinued operations.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------


      OTHER

      In February 2001, the Company sold for $4,750,000 certain rights, including the entitlement to a contingent payment and related preferred return, under agreements entered into in conjunction with a hotel development project in Miami, Florida. These proceeds are included in development, commission and construction fees.

6.    CONTRACTS RECEIVABLE

      Contracts receivable consist of the following:

                                                           MARCH 31,
                                                      ---------------------
                                                         2001       2000
                                                      ----------   --------

      Completed contracts                             $  939,312   $     --
      Contracts in progress                            2,543,489         --
      Retainage                                        1,155,115
                                                      ----------   --------
                                                      $4,637,916   $     --
                                                      ==========   =========

7.    REAL ESTATE HELD FOR SALE

      Real estate held for sale is summarized as follows:

                                                            MARCH 31,
                                                    -------------------------
                                                        2001          2000
                                                    -----------   -----------
      Fortune House II land and improvements        $11,668,090   $        --
      Fortune House I completed condominium units     1,192,567            --
      Terremark Centre                                       --    55,781,259
                                                    -----------   -----------
                                                    $12,860,657   $55,781,259
                                                    ===========   ===========



      On December 22, 1999, the Company acquired for approximately $56.0 million all partnership interests of Terremark Centre, Ltd. ("TCL"). TCL is a single purpose entity and fee simple owner of a 294,000 square foot 21 story Class A office building and 16 townhouses, located in Coconut Grove, Florida. The acquisition was financed through assumption of a first mortgage of approximately $28.3 million and issuance of approximately $27.1 million in purchase money notes to the sellers. In April 2000, the Company sold its interests for approximately $58.8 million. No gain or loss was recognized on this sale. The cash proceeds were used to repay approximately $55.8 million in related debt.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------


8.    REAL ESTATE INVENTORIES

      Real estate inventories are summarized as follows:

                                                 MARCH 31,
                                          ----------------------
                                            2001          2000
                                          --------   -----------

      Work in progress                    $     --   $ 8,566,697
      Completed inventories                     --     3,230,609
                                          --------   -----------
                                          $     --   $11,797,306
                                          ========   ===========


9.    PROPERTY AND EQUIPMENT, NET

      Property and equipment, net consist of the following:

                                                MARCH 31,
                                      ----------------------------
                                          2001            2000
                                      ------------    ------------

      Leasehold improvements          $  1,217,608    $    426,085
      Furniture and equipment            3,433,806         718,593
                                      ------------    ------------
                                         4,651,414       1,144,678
      Less accumulated depreciation       (542,217)       (133,943)
                                      ------------    ------------
                                         4,109,197       1,010,735
      Construction in process           20,956,792              --
                                      ------------    ------------
                                      $ 25,065,989    $  1,010,735
                                      ============    ============


      Construction in process primarily includes costs related to construction of NAP of the Americas and a colocation facility in Santa Clara, California.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------


10.   OTHER ASSETS

      Other assets consist of the following:

                                                                  MARCH 31,
                                                           -----------------------
                                                               2001         2000
                                                           ----------   ----------
      Prepaid expenses and other                           $2,091,073   $1,057,340
      Loan costs, net of accumulated
        amortization of $1,228,076 and $1,095,595,
        respectively                                          130,785      368,946
      Prepaid investment costs                                     --      410,591
      Reimbursable construction costs and other expenses           --      140,496
                                                           ----------   ----------
                                                           $2,221,858   $1,977,373
                                                           ==========   ==========


      Loan costs, principally loan origination and related fees, are deferred and amortized as interest expense over the life of the respective loan using the straight-line method, which approximates the effective interest method.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------


11.   NOTES RECEIVABLE

      Notes receivable consist of the following:

                                                                                           MARCH 31,
                                                                                   -------------------------
                                                                                       2001            2000
                                                                                   ----------   -------------
      Note receivable from a corporation, $200,000 principal, interest accrues annually at 8% interest and principal due
      upon demand                                                                  $  200,000   $     220,647

      Note receivable from a corporation, $360,000 principal, collateralized by second lien on condominium units, interest accrues annually at 9% interest
      and principal due August 27, 2002                                               401,721         369,321

      $3,000,000 line of credit to Spectrum Telecommunications
      Corp., $0 and $1,000,000 principal outstanding,
      respectively, interest accrues annually at 10%                                       --       1,002,740

      Notes receivable from AmTec, Inc., $0 and $1,125,000
      principal outstanding, respectively, interest accrues
      annually at 10%.  Interest and principal due July 1, 2000                            --       1,162,705
                                                                                   ----------   -------------
                                                                                   $  601,721   $   2,755,413
                                                                                   ==========   =============

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------


12.   NOTES PAYABLE

      Notes payable consist of the following:

                                                                                   MARCH 31,
                                                                           -------------------------
                                                                               2001          2000
                                                                           -----------   -----------
      Note payable to an individual, collateralized by a
      first mortgage on land, interest accrues at 12% and is
      payable monthly.  Principal due November 10, 2001                    $ 7,500,000   $        --

      $5 million line of credit facility with a financial institution, collateralized by (1) certain assets of the Company and (2) a corporate guaranty. Interest accrues at 1% over prime, payable
      monthly, with principal balance due upon demand                        3,500,000            --

      Note payable to a financial institution, collateralized by certain assets and personal guarantees of a stockholder and certain executives of the Company. Interest accrues at 1% over prime,
      payable monthly, with principal balance due December 2001              1,750,000            --

      Note payable to a commercial lender, collateralized by a first mortgage on real estate. Principal payable in installments as condominium units are sold. Interest accrues at prime, payable through an interest reserve. Principal and unpaid interest due
      November 2001, with an option for a six month extension
      Guaranteed by a stockholder                                              534,378     2,681,998

      Note payable to a corporation in seventy-five monthly
      installments of principal and interest beginning
      January 1, 1999.  Interest accrues at 9.5%                               249,326       272,397

      Notes payable to individuals, interest accrues at 8%,
      with principal and interest due monthly through
      March 2001                                                               147,139            --

      Notes payable to a financial institution, collateralized
      by a first mortgage on Terremark Centre and all future
      rents of the property.  Principal and interest payable
      monthly based on a 20-year amortization at 7.74%                              --    28,100,084


TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------



                                                                                    MARCH 31,
                                                                          --------------------------
                                                                               2001          2000
                                                                          ------------   -----------
      Notes payable to a corporation, collateralized by the partnership interests of Terremark Centre, Ltd. Principal, together with the greater of (a) all accrued and unpaid interest at a rate of 7%, beginning December 22, 1999 or (b) a minimum interest payment of
      $1,000,000, due upon sale of Terremark Centre                                 --    27,097,900

      $15 million line of credit facility with a financial
      institution, collateralized by a first mortgage on real
      estate.  Interest accrues at 1% over prime, payable
      monthly.  Line of credit reduced to $7.5 million
      in 2000 and cancelled in July 2000                                            --    14,631,700
                                                                          ------------   -----------
                                                                          $ 13,680,843   $72,784,079
                                                                          ============   ===========



      The Company's $5 million line of credit with a financial institution allows for the issuance of letters of credit. At March 31, 2001, the Company had two stand-by letters of credit totaling $1,500,000 related to deposits for leased space. Therefore, the line of credit was fully utilized.

      Interest expense of $1,097,683, $804,785 and $1,493,539, net of amounts capitalized to real estate inventories totaling $605,332 and $41,038 and $1,657,948 was recognized in fiscal years 2001, 2000 and 1999.

      The future maturities through March 31 for each of the following five years and thereafter of the Company's borrowings as of March 31, 2001 are as follows:

      2002                              $13,317,662
      2003                                  907,148
      2004                                   30,699
      2005                                   33,746
      2006                                   37,095
      Thereafter                             94,455
                                        ------------
            Total                       $14,420,805
                                        ============

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------


13.   CONVERTIBLE DEBT

      During the year ended March 31, 2001, the Company issued $15,855,382 of subordinated convertible debt. Interest accrues at 13% and is payable quarterly beginning March 31, 2001. The debt matures on December 31, 2005. The debt is convertible into the Company's stock at 120% of the 20-day average trading price prior to the closing. Prepayment by the Company is permitted, but will entitle holders to warrants or a premium over their outstanding principal and interest based upon the following schedule:

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

      Subsequent to March 31, 2001 the Company sold an additional $9,792,318 of convertible debt. Approximately 28.0% of the amount sold is payable to management and directors.

14.   CHANGES TO STOCKHOLDERS' EQUITY

      In addition to acquisitions effectuated through common stock transactions, the Company entered into the following equity transactions:

      COMMON STOCK

      In conjunction with the AmTec merger, the Company sold 68,722,349 shares of common stock to a third party for approximately $28.1 million. The third party was the previous owner of Terremark Centre.

      CONVERTIBLE PREFERRED STOCK

      At March 31, 2000, the Company had 4,176,693 shares of convertible preferred stock outstanding. The $1 par value preferred stock had a 10% cumulative preferred dividend, payable annually commencing March 31, 2000. During April 2000, the preferred stock was acquired by certain members of the Company's management. Upon consummation of the AmTec merger, the preferred shares were converted into 7,853,985 shares of the Company's common stock.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------


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

      STOCK WARRANTS

      In conjunction with the AmTec merger, the Company assumed 3,036,981 warrants to acquire common stock at prices ranging from $1.25 to $3.31 per share. The Company has assigned a value of $1,687,038 to the warrants which expire in June 2001 through March 2004.

      In November 2000, the Company issued 250,000 warrants to acquire common stock at $2.76 per share in payment for services provided. The Company has assigned a value of $394,000 to the warrants which expire in 2008.

      STOCK OPTIONS

      In conjunction with the AmTec merger, the Company adopted two stock option plans, which were the 1995 and 1996 stock option plans, and assumed all outstanding stock options. On June 23, 2000, the Board of Directors of the Company adopted the 2000 stock option plan. Prior to the AmTec merger, the Company did not have a plan. Incentive and nonqualified options and stock appreciation rights may be granted to employees, officers, directors, and consultants of the Company. There are 12,500,000 shares of common stock reserved for issuance under the 1995 and 1996 plans and 5,000,000 under the 2000 plan. The exercise price of the options are determined by the board of directors, but in the case of an incentive stock option, the exercise price may not be less than 100% of the fair market value at the time of grant. Options vest over periods not to exceed ten years.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------


      A summary of the status of all of the Company's stock options issued as of March 31, 2001 and changes during the year is presented below:

                                                                  WEIGHTED
                                                                  AVERAGE
                                                                  EXERCISE
                                                NUMBER              PRICE
                                             -----------          ---------

      Outstanding beginning of year                   --            $  --
      Assumed in merger                        5,077,000             1.24
      Granted                                  6,468,326             1.48
      Expired/Terminated                        (157,500)            3.19
      Exercised                                 (489,000)            1.06
                                             -----------            -----
      Outstanding at end of period            10,898,826            $2.31
                                             ===========            =====
      Options exercisable at end of period     4,588,000            $1.26
                                             ===========            =====
      Weighted average fair value of
       options granted during period         $      2.63
                                             ===========

      The Company has followed the guidelines under SFAS No. 123 to determine the fair value of options at the date of grant. The fair value of the options at the date of grant was determined using an adjusted Black-Scholes option pricing model, which is generally accepted as appropriate primarily for short-term, exchange-traded options. For the purpose of valuing the Company's options, the following assumptions were used:

           Risk-free rate                                4.64% - 6.41%
           Volatility                                    80%-139%
           Expected life                                 5 years
           Expected dividends                            0%

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------




      The following table summarizes information about options outstanding at March 31, 2001:

                                                      AVERAGE                               NUMBER
      RANGE OF                                       REMAINING         AVERAGE           EXERCISABLE
      EXERCISE               OUTSTANDING AT         CONTRACTUAL        EXERCISE           OPTIONS AT
      PRICES                 MARCH 31, 2001         LIFE (YEARS)        PRICE           MARCH 31, 2001
      ------------------  ---------------------   -----------------  -------------  -----------------------
      $0.35 - 0.50                   2,390,000                 4.1        $  0.35                2,390,000
      $0.51-1.00                       223,500                 7.7           0.87                  217,500
      $1.01-1.50                     1,235,500                 7.5           1.37                  704,500
      $1.51-2.00                       808,374                 9.7           1.82                   17,500
      $2.01-3.00                     1,167,000                 5.2           2.90                1,146,000
      $3.01-5.00                     5,074,452                 9.2           3.94                  112,500
                          ---------------------                                     -----------------------
                                    10,898,826                                                   4,588,000
                          =====================                                     =======================


      The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its employee options. Accordingly, no compensation cost has been recognized with respect to such awards. Had compensation cost for the Company's stock option plans been determined consistent with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share for the year ended March 31, 2001, would have approximated the pro forma amounts indicated below:

Net loss applicable to common shares - as reported             $ (103,999,662)
                                                               ==============
    Net loss applicable to common shares - proforma            $ (106,477,216)
                                                               ==============
    Loss per common share - as reported                            $    (0.55)
                                                               ==============
    Loss per common share - proforma                               $    (0.56)
                                                               ==============

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------


15.   INCOME TAXES

      The deferred tax provision consists of income taxes relating to differences between the tax bases of assets and liabilities and their financial reporting amounts.

                                                                  MARCH 31,
                                                        -----------------------------
                                                              2001            2000
                                                         ------------    ------------
      Deferred tax assets:
        Charitable contributions                         $    231,393    $    199,704
        Deferred revenue (percentage of completion vs.
           completed contract)                                322,191         315,292
        Capitalized start-up costs                          3,073,793              --
        Equity basis in foreign investment                         --              --
        Allowances and other                                  166,938         166,938
        Net operating loss carryforwards                    6,619,344       2,745,673
        Net operating loss carryforwards retained
           from discontinued operations                    17,280,709              --
        Tax credits                                           245,780         245,780
                                                         ------------    ------------
      Total deferred tax assets                            27,940,148       3,673,387
                                                         ------------    ------------
      Valuation allowance                                 (27,687,376)     (3,553,499)
                                                         ------------    ------------
      Deferred tax liability:
        Excess of book basis over tax basis on real
           estate investment                                 (252,166)       (109,758)
        Other                                                    (606)        (10,130)
                                                         ------------    ------------
      Total deferred tax liability                           (252,772)       (119,888)
                                                         ------------    ------------
      Net deferred tax asset                             $         --    $         --
                                                         ============    ============


      The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has established a valuation allowance against deferred tax assets of $27,687,376 and $3,553,499 as of March 31, 2001 and 2000, respectively, since the Company has a history of operating losses and in the near term does not expect taxable income. Accordingly, the deferred tax asset will likely not be realized. The Company's federal and state net operating loss carryforwards begin to expire in 2011. Utilization of the net operating losses generated prior to the AmTec merger may be limited by the Internal Revenue Code.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------


      The reconciliation between the statutory income tax rate and the effective income tax rate on pre-tax (loss) income is as follows:

                                                             FOR THE YEAR ENDED
                                                                  MARCH 31,
                                                              -----------------
                                                               2001     2000
                                                              ------   ------

      Rate reconciliation

      Statutory rate                                           (34.0)%  (34.0)%
      State income taxes, net of federal income tax benefit     (3.4)%   (3.3)%
      Other permanent differences                                4.7 %    2.7 %
      Increase (decrease) in valuation allowance                32.7 %   36.4 %
                                                                ------   ------
      Effective tax rate                                           0 %    1.8 %
                                                                ======   ======


16.   COMMITMENTS AND CONTINGENCIES

      LEASING ACTIVITIES

      The Company leases space for its property management operations, office equipment and furniture under operating leases. Certain equipment is also leased under a capital lease, which are included in leasehold improvements, furniture and equipment.

      Operating lease expense amounted to $1,284,604, $72,833 and $37,565 for the years ended March 31, 2001, 2000 and 1999, respectively.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------




      At March 31, 2001, future minimum lease payments for each of the following five years and thereafter under non-cancellable operating and capital leases having a remaining term in excess of one year are as follows:

                                                               CAPITAL            OPERATING
                                                               LEASES               LEASES
                                                             ---------------  -------------------
      2002                                                       $  942,533         $  3,918,822
      2003                                                          259,317            2,711,780
      2004                                                           49,146            2,678,673
      2005                                                               --            2,719,467
      2006                                                               --            2,344,612
      Thereafter                                                         --           31,197,015
                                                             ---------------  -------------------

        Total minimum lease payments                              1,250,996         $ 45,570,369
                                                                              ===================
        Amount representing interest                                167,107
                                                             ---------------

           Present value of net minimum lease payments         $  1,083,889
                                                             ===============


      LITIGATION

      The Company is a defendant in various lawsuits arising in the ordinary course of business. Management, after consultation with its legal counsel, believes its positions to be meritorious. However, in the event that decisions are adverse, management does not believe the outcome of these matters would have a material effect on the consolidated financial statements.

      OTHER

      In September 2000, the Company signed a 20-year lease for a 45,000 square foot facility in Santa Clara, California. This facility is currently being renovated to provide space for multiple parties' telecommunications equipment.

      In October 2000, the Company signed a 20 year lease in TECOTA to house and operate the NAP of the Americas, a tier one Network Access Point. This facility is currently under construction and will provide a carrier neutral facility with Internet backbone interconnectivity.

      In October 2000, the Company, entered into a short-term lease in Miami, Florida, for a temporary facility to house and operate the interim NAP of the Americas until the permanent NAP is completed.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------


      In November 2000, Technology Center of the Americas LLC, an entity in wich the Company has a .84% member interest, entered in to a $60.6 million construction note payable with a financial institution, which is secured by a first lien on TECOTA. Interest is payable monthly at the Citibank N.A. prime rate plus 1.5%, initially from the interest reserve and then from operations. The Company has unconditionally guaranteed the completion of TECOTA and the repayment of the loan. The Company has entered into an agreement to provide construction and management services to TECOTA for fees. For the year ended March 31, 2001, the Company earned approximately $1,369,000 in related fees.

17.   RELATED PARTY TRANSACTIONS

      Due to the nature of the following relationships, the terms of the respective agreements might not be the same as those that would result from transactions among wholly unrelated parties. All significant related party transactions require approval by the Company's board of directors.

      The Company provides management and construction services to partnerships where certain officers own an interest. Management and construction fees earned totaled $102,348, $119,416 and $243,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

18.   INFORMATION ABOUT THE COMPANY'S OPERATING SEGMENTS

      As of March 31, 2001, the Company had three reportable business segments, data center operations, telecom facilities management and real estate services. The data center operations segment provides Tier 1 NAP, Internet and telecommunications infrastructure and managed services in a data center environment. The telecom facilities management segment develops, manages and leases facilities catering primarily to the telecommunications industry. The real estate services segment constructs, develops, finances and manages real estate projects. The Company's reportable segments are strategic business operations that offer different products and services. They are managed separately because each business requires different expertise and marketing strategies.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------


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


                                                                                   DISCONTINUED
                                                     TELECOM                       OPERATIONS -
      FOR THE YEAR ENDED          DATA CENTER       FACILITIES     REAL ESTATE       TELECOM
      MARCH 31,                    OPERATIONS       MANAGEMENT       SERVICES        SERVICES           TOTAL
      -------------------------  ---------------  --------------- --------------- ---------------  ----------------
      2001
      -------------------------
      Revenue                        $  252,906      $ 2,863,443     $37,031,059        $     --      $ 40,147,408
      Loss from operations           (9,158,888)      (4,178,548)     (3,258,293)             --       (16,595,729)
      Net loss                       (9,219,416)      (8,383,329)     (3,770,506)    (82,626,411)     (103,999,662)

      2000
      -------------------------
      Revenue                                --               --     $15,390,417        $     --      $ 15,390,417
      Loss from operations                   --               --      (4,964,016)             --        (4,964,016)
      Net loss                               --               --      (6,033,232)             --        (6,033,232)

      1999
      -------------------------
      Revenue                                --               --     $44,456,112        $     --      $ 44,456,112
      Loss from operations                   --               --       1,687,490              --         1,687,490
      Net loss                               --               --         624,186              --           624,186

      ASSETS, AS OF MARCH 31,
      -------------------------
      2001                         $ 19,310,184      $24,910,377     $33,848,017        $     --      $ 78,068,578
      2000                                   --               --      77,998,146              --        77,998,146


19.   SUBSEQUENT EVENTS

      In April 2001, the Company entered into certain capital lease agreements with a third party for equipment related to the NAP of the Americas. The lease terms are for 48 months, and the aggregate gross related assets total $2,710,737. The Company paid a 20% down payment at lease signing and future minimum fixed lease obligations, excluding taxes, insurance and other costs payable directly by the Company total $2,175,309.

      In May 2001, the Company issued 294 shares of Series H Convertible Preferred Stock to a vendor for $500,000 under an agreement to issue up to 5,882 Series H shares. The preferred stock issued allows for a preferential annual dividend of $102 per share and is initially convertible into 294,000 shares of common stock. The preferred stock is redeemable at $1,700 per share plus any unpaid dividends at the request of the holder on the earlier of June 1, 2005 or termination of a certain services agreement between the Company the holder.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------


      In June 2001, the Company borrowed $4,600,000 from a financial institution. The loan is secured by a second mortgage on the land and improvements known as Fortune House II, a proposed condominium/hotel project in Fort Lauderdale, Florida, and is due on November 10, 2001. Interest accrues at prime plus 2% and is due monthly. The Company has entered into a contract to sell Fortune House II for $17.2 million and anticipates closing in July 2001.

      In June 2001, the Company borrowed $10,000,000 from a shareholder and officer. The loan is unsecured and is due on September 30, 2001. Interest accrues at 12% and is due September 30, 2001 and at maturity.

      In July 2001, the Company borrowed $1.5 million from certain members of the executive management team.

                                    * * * * *