Form 10-Q
period 2001-06-30
TERREMARK WORLDWIDE INC
filed 2001-08-14
CIK 912890

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

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE EXCHANGE ACT

        FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                            COMMISSION FILE NUMBER: 0-22520

                               TERREMARK WORLDWIDE, INC.
                 (Exact Name of Registrant as Specified in Its Charter)

                      DELAWARE                                              52-1981922
-----------------------------------------------------  -----------------------------------------------------
           (State or Other Jurisdiction of                     (I.R.S. Employer Identification No.)
           Incorporation or Organization)

                             2601 S. BAYSHORE DRIVE
                              MIAMI, FLORIDA 33133
    ------------------------------------------------------------------------
             (Address of Principal Executive Offices and Zip Code)

                                 (305) 856-3200
    ------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

             THE REGISTRANT HAD 200,662,179 SHARES OF COMMON STOCK,
              $0.001 PAR VALUE, OUTSTANDING AS OF AUGUST 13, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           TERREMARK WORLDWIDE, INC.

                                     INDEX

                                                                         PAGE NO.
                                                                         --------
PART I     FINANCIAL INFORMATION

           ITEM 1. Financial Statements................................      2

           Condensed Consolidated Balance Sheets as of June 30, 2001
             (unaudited) and
             March 31, 2001............................................      2
           Condensed Consolidated Statements of Operations for the
             Three Months Ended
             June 30, 2001 and 2000 (unaudited)........................      3
           Condensed Consolidated Statement of Changes in Stockholder's
             Equity for the Three Months Ended June 30, 2001
             (unaudited)...............................................      4
           Condensed Consolidated Statements of Cash Flows for the
             Three Months Ended June 30, 2001 and 2000 (unaudited).....      5
           Notes to Condensed Consolidated Financial Statements
             (unaudited)...............................................      6

           ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................     10

PART II    OTHER INFORMATION

           ITEM 2. Changes in Securities and Use of Proceeds...........     16

           ITEM 4. Submission of Matters to a Vote of Security
             Holders...................................................     16

           ITEM 6. Exhibits and Reports on Form 8-K....................     16

           SIGNATURES..................................................     17

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001

                   TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30,       MARCH 31,
                                                                  2001           2001
                                                              ------------   -------------
                                                              (UNAUDITED)
ASSETS
Cash and cash equivalents...................................  $    166,694   $   5,574,687
Restricted cash.............................................            --          32,039
Accounts receivable.........................................     2,598,553       2,871,119
Contracts receivable........................................     4,489,919       4,637,916
Investment in TECOTA, at cost...............................       489,855         489,855
Notes receivable............................................       650,434         601,721
Property and equipment, net.................................    60,320,597      25,065,989
Other assets................................................     2,110,416       2,221,858
Identifiable intangible assets and goodwill, net of
  accumulated amortization of $1,693,950 and $1,226,529,
  respectively..............................................    23,245,316      23,712,737
Real estate held for sale...................................    12,467,409      12,860,657
                                                              ------------   -------------
          TOTAL ASSETS......................................  $106,539,193   $  78,068,578
                                                              ============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable...............................................  $ 28,784,334   $  13,680,843
Construction payables -- property and equipment.............    30,577,313      16,960,452
Trade payables and other liabilities........................    18,277,163      17,100,365
Convertible debt............................................    22,105,382      15,855,382
Deferred revenue............................................       253,068         284,693
Interest payable............................................     1,077,848         323,153
Net liabilities of discontinued operations..................     1,738,501       2,700,847
                                                              ------------   -------------
          Total liabilities.................................   102,813,609      66,905,735
                                                              ------------   -------------
Series H redeemable convertible preferred stock: $.001 par
  value, 294 and -0- shares authorized, issued and
  outstanding, respectively.................................       500,000              --
                                                              ------------   -------------
Series G convertible preferred stock: $.001 par value, 20
  authorized, issued and outstanding........................             1               1
Common stock: $.001 par value, 300,000,000 shares
  authorized; 200,622,179 and 200,507,179 shares issued, of
  which 1,400,000 shares are held in treasury,
  respectively..............................................       200,622         200,507
Paid in capital.............................................   125,379,679     125,339,544
Retained deficit............................................  (123,702,129)   (115,724,620)
Common stock warrants.......................................     2,059,398       2,059,398
Common stock options........................................     1,716,138       1,716,138
Less cost of shares of common stock in treasury.............    (2,428,125)     (2,428,125)
Commitments and contingencies (Note 10)
                                                              ------------   -------------
          TOTAL STOCKHOLDERS' EQUITY........................     3,225,584      11,162,843
                                                              ------------   -------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $106,539,193   $  78,068,578
                                                              ============   =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  FOR THE THREE MONTHS
                                                                      ENDED JUNE 30
                                                              -----------------------------
                                                                   2001            2000
                                                              --------------   ------------
                                                                       (UNAUDITED)
Revenues
  Data center...............................................   $    227,945    $         --
  Real estate sales.........................................        533,093         654,475
  Development, commission and construction fees.............        790,221         815,416
  Management fees...........................................        412,544         354,891
  Construction contracts....................................      3,723,001              --
                                                               ------------    ------------
     Operating revenues.....................................      5,686,804       1,824,782
                                                               ------------    ------------
Expenses
  Data center operations....................................        882,076              --
  Start-up costs -- data centers............................      2,898,299              --
  Start-up costs -- telecom facilities......................        484,828              --
  Cost of real estate sold..................................        426,480         541,479
  Construction contract expenses............................      2,796,607         126,337
  General and administrative................................      4,148,353       2,334,076
  Sales and marketing.......................................        479,823         739,389
  Depreciation and amortization.............................        568,276         369,185
                                                               ------------    ------------
     Operating expenses.....................................     12,684,742       4,110,466
                                                               ------------    ------------
  Loss from operations......................................     (6,997,938)     (2,285,684)
Other income (expense)
  Interest income...........................................         46,858          65,553
  Interest expense..........................................     (1,054,199)       (245,227)
  Other income (expense)....................................         32,020        (702,144)
  Dividend on preferred stock...............................         (4,250)        (34,806)
                                                               ------------    ------------
          Total other expense...............................       (979,571)       (916,624)
                                                               ------------    ------------
  Loss from continuing operations before income taxes.......     (7,977,509)     (3,202,308)
Income taxes
  Current tax expense.......................................             --              --
  Deferred tax..............................................             --              --
                                                               ------------    ------------
     Total income tax expense...............................             --              --
                                                               ------------    ------------
  Loss from continuing operations...........................     (7,977,509)     (3,202,308)
                                                               ------------    ------------
Loss from discontinued operations, net of income taxes of
  $-0-......................................................             --      (2,295,097)
                                                               ------------    ------------
  Net loss..................................................   $ (7,977,509)   $ (5,497,405)
                                                               ============    ============
Basic and diluted loss per common share:
  Continuing operations.....................................   $       (.04)   $       (.02)
  Discontinued operations...................................             --            (.02)
                                                               ------------    ------------
  Net loss..................................................   $       (.04)   $       (.04)
                                                               ------------    ------------
Weighted average common shares outstanding..................    200,609,542     152,996,230
                                                               ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                  STOCKHOLDERS' EQUITY
                        ---------------------------------------------------------------------------------------------------------
                                         COMMON STOCK
                                       PAR VALUE $.001
                                    ----------------------    ADDITIONAL      COMMON       COMMON
                        PREFERRED     ISSUED                   PAID-IN        STOCK        STOCK       TREASURY       RETAINED
                          STOCK       SHARES       AMOUNT      CAPITAL       WARRANTS     OPTIONS        STOCK         DEFICIT
                        ---------   -----------   --------   ------------   ----------   ----------   -----------   -------------
Balance at March 31,
  2001................  $      1    200,507,179   $200,507   $125,339,544   $2,059,398   $1,716,138   $(2,428,125)  $(115,724,620)
Exercise of stock
  options.............                  115,000        115         40,135
Net loss..............        --             --         --             --           --           --            --      (7,977,509)
                        --------    -----------   --------   ------------   ----------   ----------   -----------   -------------
Balance at June 30,
  2001 (unaudited)....  $      1    200,622,179   $200,622   $125,379,679   $2,059,398   $1,716,138   $(2,428,125)  $(123,702,129)
                        ========    ===========   ========   ============   ==========   ==========   ===========   =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE THREE MONTHS ENDED
                                                                       JUNE 30,
                                                              ---------------------------
                                                                  2001           2000
                                                              ------------   ------------
                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $ (7,977,509)  $ (5,497,405)
  Adjustments to reconcile net loss to net cash used in
     operating activities Discontinued operations...........            --      2,295,097
       Depreciation and amortization of capital leases......       100,855         63,548
       Amortization of intangible assets and goodwill.......       467,421        305,637
       Amortization of loan costs to interest expense.......       175,591         38,902
       Amortization of prepaid compensation.................        98,500             --
       (Increase) decrease in:
          Real estate inventories...........................            --        (75,740)
          Restricted cash...................................        32,039        462,349
          Accounts receivable...............................       272,566       (526,321)
          Contracts receivable..............................       147,997             --
          Notes receivable..................................       (48,713)      (391,141)
          Other assets......................................      (162,649)       196,681
       Increase (decrease) in:
          Trade payable and other liabilities...............    (1,743,484)    (2,526,915)
          Interest payable..................................       754,695         70,184
          Deferred revenue..................................       (31,625)          (262)
          Net assets/liabilities of discontinued
             operations.....................................      (962,346)      (696,992)
                                                              ------------   ------------
            Net cash used in continuing operations..........    (8,876,662)    (6,282,378)
            Net cash used in discontinued operations........            --     (1,074,668)
                                                              ------------   ------------
            Net cash used in operating activities...........    (8,876,662)    (7,357,046)
                                                              ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................   (32,435,181)       (83,951)
  Investment in unconsolidated entities, net................            --     (3,829,065)
  Proceeds from sale of real estate held for sale...........       393,248     55,781,259
  Cash acquired in acquisitions.............................            --      2,064,273
                                                              ------------   ------------
            Net cash (used in) provided by investing
                activities..................................   (32,041,933)    53,932,516
                                                              ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Construction payables -- property and equipment...........    13,616,861
  New borrowings............................................    15,539,121      1,500,000
  Payments on loans.........................................      (435,630)   (68,407,042)
  Convertible debt..........................................     6,250,000             --
  Exercise of stock options.................................        40,250         98,492
  Sale of common stock......................................            --     28,122,926
  Sale of preferred stock...................................       500,000             --
                                                              ------------   ------------
            Net cash provided by (used in) financing
                activities..................................    35,510,602    (38,685,624)
                                                              ------------   ------------
            Net increase (decrease) in cash.................    (5,407,993)     7,889,846
Cash and cash equivalents at beginning of period............     5,574,687      3,391,977
                                                              ------------   ------------
Cash and cash equivalents at end of period..................  $    166,694   $ 11,281,823
                                                              ============   ============
SUPPLEMENTAL DISCLOSURE:
  Interest paid (net of amount capitalized).................  $    184,510   $     69,573
  Taxes paid................................................            --             --
  Non-cash portion of assets acquired under capital
     leases.................................................  $  2,920,282             --

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001

1. BUSINESS AND ORGANIZATION

     Terremark Worldwide, Inc. and its subsidiaries (the "Company") is a multinational corporation that facilitates Internet connectivity, and provides Internet infrastructure and managed services. It is the owner and operator of the NAP of the Americas, the fifth Tier-1 Network Access Point ("NAP") in the world. The Company's strategy is to leverage its experience as the owner and operator of the NAP of the Americas by developing and operating TerreNAPSM Data Centers in Latin America and Asia. TerreNAPSM Data Centers provide peering, colocation and managed services to carriers, Internet service providers, other Internet companies and enterprises. The NAP of the Americas in Miami, Florida, will be the premier TerreNAPSM Data Center.

2. LIQUIDITY

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $7,977,509 for the quarter ended June 30, 2001. This loss was primarily the result of establishing internal operations to support Internet and telecom infrastructure services and start-up costs associated with the NAP of the Americas. To fund completion of the NAP of the Americas and existing operations during the balance of fiscal year 2002, the Company believes it will need approximately $55.0 million in debt or equity financing, exclusive of interest costs thereon. Approximately $50.0 million of these funds would be used to fund the build-out and working capital of the NAP of the Americas. These expectations are based upon certain assumptions, the most significant being the signing of additional customer contracts at NAP of the Americas during fiscal 2002. The Company's plan is predicated on obtaining additional new customer contracts, which on an annual basis would generate revenues of approximately $45.0 million.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for complete annual financial statements. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair presentation of the results for the interim periods presented. Operating results for the quarter ended June 30, 2001 may not be indicative of the results that may be expected for the year ending March 31, 2002. Amounts as of March 31, 2001, included in the condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date.

     These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2001.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior periods' financial statements to conform with current presentation.

                   TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NEW ACCOUNTING STANDARDS

     On June 29, 2001, the FASB approved its proposed Statements of Financial Accounting Standards No. 141 (FAS 141), Business Combinations, and No. 142 (FAS
142), Goodwill and Other Intangible Assets. FAS 141 requires that all business combinations subsequent to June 30, 2001 be accounted for under the purchase method of accounting. FAS 142 requires cessation of goodwill amortization and periodic evaluation of the goodwill carrying value. The provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt FAS 142 at the beginning of its fiscal year ending March 31, 2003.

4. CONTRACTS RECEIVABLE

     Contracts receivable consist of the following:

                                                               JUNE 30,     MARCH 31,
                                                                 2001          2001
                                                              -----------   ----------
                                                              (UNAUDITED)
Completed contracts.........................................  $  287,802    $  939,312
Contracts in progress.......................................   3,748,161     2,543,489
Retainage...................................................     453,956     1,155,115
                                                              ----------    ----------
                                                              $4,489,919    $4,637,916
                                                              ==========    ==========

5. REAL ESTATE HELD FOR SALE

     Real estate held for sale is summarized as follows:

                                                               JUNE 30,      MARCH 31,
                                                                 2001          2001
                                                              -----------   -----------
                                                              (UNAUDITED)
Fortune House II land and improvements......................  $11,668,090   $11,668,090
Fortune House I completed condominium units.................      799,319     1,192,567
                                                              -----------   -----------
                                                              $12,467,409   $12,860,657
                                                              ===========   ===========

     In July 2001, the Company sold Fortune House II (Note 12).

6. PROPERTY AND EQUIPMENT, NET

     Property and equipment, net consist of the following:

                                                               JUNE 30,      MARCH 31,
                                                                 2001          2001
                                                              -----------   -----------
                                                              (UNAUDITED)
Leasehold improvements......................................  $ 1,217,608   $ 1,217,608
Furniture and equipment.....................................    3,744,119     3,433,806
                                                              -----------   -----------
                                                                4,961,727     4,651,414
Less accumulated depreciation...............................     (643,072)     (542,217)
                                                              -----------   -----------
                                                                4,318,655     4,109,197
Construction in process.....................................   56,001,942    20,956,792
                                                              -----------   -----------
                                                              $60,320,597   $25,065,989
                                                              ===========   ===========

     Construction in process primarily includes costs related to construction of the NAP of the Americas and a colocation facility in Santa Clara, California. For accounting purposes, assets relating to the NAP of the Americas were placed in service on July 1, 2001.

                   TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

7. NOTES PAYABLE

     Notes payable consist of the following:

                                                               JUNE 30,      MARCH 31,
                                                                 2001          2001
                                                               --------     -----------
                                                              (UNAUDITED)
Unsecured note payable to a shareholder, interest accrues at
  12% and is payable monthly. Principal due September 30,
  2001......................................................  $10,000,000   $        --
Note payable to an individual, collateralized by a first
  mortgage on land, interest accrues at 12% and is payable
  monthly. Principal due November 10, 2001. In July 2001,
  this note was repaid......................................    7,500,000     7,500,000
Note payable to a financial institution, collateralized by a second mortgage on land, interest accrues a prime + 2% and is payable monthly. Principal due November 10 2001. In
  July 2001, this note was repaid...........................    4,600,000            --
$5 million line of credit facility with a financial
  institution, collateralized by certain assets of the
  Company and a corporate guaranty. Interest accrues at 1%
  over prime, payable monthly, with principal balance due
  upon demand...............................................    3,500,000     3,500,000
Note payable to a financial institution, collateralized by
  certain assets and personal guarantees of a stockholder
  and certain executives of the Company. Interest accrues at
  1% over prime, payable monthly, with principal balance due
  December 2001.............................................    1,750,000     1,750,000
Unsecured notes payable to certain executives of the
  Company, interest accrues at 13%. Principal and interest
  due September 30, 2001....................................      930,000            --
Note payable to a commercial lender, collateralized by a
  first mortgage on real estate. Principal payable in
  installments as condominium units are sold. Interest
  accrues at prime, payable through an interest reserve.
  Principal and unpaid interest due November 2001, with an
  option for a six month extension. Guaranteed by a
  stockholder...............................................      123,979       534,378
Unsecured note payable to a corporation in seventy-five
  monthly installments of principal and interest beginning
  January 1, 1999. Interest accrues at 9.5%.................      241,084       249,326
Unsecured notes payable to individuals, interest accrues at
  8%, with interest due monthly. Principal due on demand....      139,271       147,139
                                                              -----------   -----------
                                                              $28,784,334   $13,680,843
                                                              ===========   ===========

8. CONVERTIBLE DEBT

     During the quarter ended June 30, 2001, the Company issued $6,250,000 of additional subordinated convertible debt. Interest accrues at 13% and is payable quarterly. The debt matures on December 31, 2005 and is convertible into the Company's stock at 120% of the 20-day average trading price prior to the closing. Prepayment by the Company is permitted, but will entitle holders to warrants or a premium over their outstanding principal and interest declining from 105% in 2001 at a rate of 1% per year. Subsequent to June 30, 2001, the Company sold an additional $3,500,000 of convertible debt.

                   TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

9. REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In May 2001, the Company issued 294 shares of Series H redeemable convertible preferred stock for $500,000. The preferred stock allows for a preferential annual dividend of $102 per share and is initially convertible into 294,000 shares of common stock. The preferred stock is redeemable at $1,700 per share plus any unpaid dividends at the request of the holder on the earlier of June 1, 2005 or termination of a service agreement between the Company the holder.

10. COMMITMENTS AND CONTINGENCIES

     In April 2001, the Company entered into capital lease agreements with third parties for equipment related to the NAP of the Americas. Generally, the lease terms are for 48 months, and the aggregate gross related assets total $3,455,710. Future minimum fixed lease obligations, excluding taxes, insurance and other costs payable directly by the Company total $2,920,282 and are included in trade payables and other liabilities.

11. INFORMATION ABOUT THE COMPANY'S OPERATING SEGMENTS

     As of June 30, 2001, the Company had three reportable business segments, data center operations, telecom facilities management and real estate services. The data center operations segment provides Tier 1 NAP, Internet and telecommunications infrastructure and managed services in a data center environment. The telecom facilities management segment develops, manages and leases facilities catering primarily to the telecommunications industry. The real estate services segment constructs, develops, finances and manages real estate projects. The Company's reportable segments are strategic business operations that offer different products and services. They are managed separately because each business requires different expertise and marketing strategies.

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

                                                           TELECOM
                                           DATA CENTER   FACILITIES    REAL ESTATE   DISCONTINUED     TELECOM
                                           OPERATIONS    MANAGEMENT     SERVICES     OPERATIONS       SERVICES
                                           -----------   -----------   -----------   ------------   ------------
FOR THE THREE MONTHS ENDED JUNE 30, 2001
Revenue..................................  $   227,945   $        --   $14,581,866   $        --    $ 14,809,811
(Loss) income from operations............   (6,968,870)     (593,503)      564,435            --      (6,997,938)
Net (loss) income........................   (7,415,895)     (857,400)      295,786            --      (7,977,509)

2000
Revenue..................................           --        75,407   $ 1,749,375   $        --    $  1,824,782
Loss from operations.....................           --      (791,260)   (1,494,424)           --      (2,285,684)
Net loss.................................           --      (791,260)   (2,411,048)   (2,295,097)     (5,497,405)

ASSETS, AS OF
June 30, 2001............................  $48,597,986   $28,732,681   $29,208,527   $        --    $106,539,194
March 31, 2001...........................   19,310,184    24,910,377    33,848,017            --      78,068,578

12. SUBSEQUENT EVENTS

     In July 2001, the Company sold Fortune House II for $17.2 million and repaid approximately $12.1 million in related notes payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the information contained in our annual report on Form 10-K, and our unaudited Condensed Consolidated Financial Statements. The information is intended to facilitate an understanding and assessment of significant changes and trends related to our financial condition and results of operations.

     This report and other written reports and oral statements made from time to time by us may contain so-called "forward looking statements", all of which are subject to risks and uncertainties. You can identify these forward-looking statements by the use of words such as "expects", "plans", "will", "estimates", "forecasts", "projects" and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and development programs. You must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward-looking statements. Factors that might cause such a difference include, without limitation, relationships with our partners, political instability in countries in which we do business, our ability to obtain proper funding for our business plan, decline in demand for our services or products, the effect of general economic conditions, factors affecting the growth of the Internet, telecommunications and other risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings. These factors could include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

     Actual events or results may differ materially from those discussed in the forward looking statements as a result of various factors, including, without limitation, the forward-looking statements and associated considerations and the risk factors set forth in our annual report on Form 10-K for the year ended March 31, 2001.

OVERVIEW

     We are a multinational company that facilitates Internet connectivity and provides Internet infrastructure and managed services. We are the owner and operator of the NAP of the Americas, the fifth Tier-1 Network Access Point in the world, and as a result, we have become an internationally recognized Internet infrastructure and managed services provider. The NAP of the Americas, the first TerreNAP(SM) Data Center, and the only carrier-neutral Tier-1 NAP, is located in Miami, Florida and provides peering, colocation and managed services to carriers, Internet service providers, other Internet companies and enterprises.

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

     The NAP of the Americas provides a neutral connection point where carriers can establish bilateral and multilateral connections between and among their networks, a process known as peering, and purchase capacity from each other. The NAP of the Americas also provides premium-class space where carriers, Internet Service Providers, Application Service Providers, content providers, Internet businesses, telecommunications providers and enterprises house their equipment and their network facilities in order to be close to the peering connections that take place at the NAP. This is known as colocation. In addition, the NAP of the Americas provides a menu of related managed services, such as a meet-me room, advanced network monitoring and management, and performance monitoring. We expect that the NAP of the Americas will be a primary channel of Internet traffic from Central and South America and the Caribbean to North America, Asia and Europe.

     Our strategy is to leverage our experience as the owner and operator of the NAP of the Americas to develop and operate TerreNAP(SM) Data Centers in Latin America and Asia. TerreNAP(SM) Data Centers will provide peering, colocation and managed services to carriers, Internet service providers, other Internet companies and enterprises. We intend to use our 20 years of experience in dealing with Latin America and Asia, the know-how gained through our designing engineering, building and operating the NAP of the Americas and the expertise of our employees, many of whom were formerly executives with GTE, Nortel, AT&T, BellSouth and Telcordia, for example, to roll out additional TerreNAP(SM) Data Centers across Latin America and Asia. To implement our strategy and meet our current obligations we will need additional capital as more fully discussed in Results of Operations and Liquidity and Capital Resources.

RESULTS OF OPERATIONS

  Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     Revenue. Total revenue grew $3.9 million, to $5.7 million for the three months ended June 30, 2001 from $1.8 million for the three months ended June 30, 2000.

     Data center revenue was $0.2 million for three months ended June 30, 2001. No revenue was recorded for the comparable period during 2000. The increase was attributable to our peering and colocation services offered at the interim NAP. We expect data center revenues to increase in future periods as customers set up their operations in the NAP of the Americas. Future data center revenues will be derived from peering, colocation and managed services.

     Revenue from real estate sales decreased $0.1 million, or 18.6%, from $0.6 million for the three months ended June 30, 2000 to $0.5 million for three months ended June 30, 2001. Revenue for the three months ended June 30, 2000 is attributable to the sale of three condominium units. Only two units were sold during the comparable period in 2001.

     Development, commission and construction fees decreased approximately $25,000, or 3.1% from $815,000 for the three months ended June 30, 2000 to $790,000 for the three months ended June 30, 2001. This decrease resulted from a decrease in development and construction fees earned of $182,000, offset by an increase of $157,000 in commissions from lease signings.

     Management fees earned increased approximately $58,000 or 16.2%, from $355,000 for the three months ended June 30, 2000 to $413,000 for the three months ended June 30, 2001. Management fees relate to management of telecom, commercial and residential properties.

     Contract construction revenue was $3.7 million for the three months ended June 30, 2001. As of June 30, 2001, we had eight construction contracts in process, resulting from our acquisition of Post Shell Technology Contractors, Inc., now known as Terremark Technology Contractors Inc. No similar revenue was recorded for the same period of the previous year.

     Data Center Operations. Data center operations expense was $0.8 million for three months ended June 30, 2001. No cost was recorded for the comparable period during 2000. The increase was attributable to costs associated with the operations of the interim NAP facility that became operational in December 2000. We expect that data center operation expenses will increase in the future as our customers utilize the NAP of the Americas.

     Start-Up Costs-Data Centers. Start-up costs-data centers was approximately $2.9 million for three months ended June 30, 2001. No cost was recorded for the comparable period during 2000. The increase was attributable to costs associated with the NAP of the Americas.

     Start-Up Costs-Telecom Facilities. Start-up costs of telecom facilities was approximately $0.5 million for three months ended June 30, 2001. No cost was recorded for the comparable period during 2000. The increase was attributable to costs associated with our colocation facility in Santa Clara, California.

     Cost of Real Estate Sold. Cost of real estate sold decreased by $0.1 million, or 21.2%, from $0.5 million for the three months ended June 30, 2000 to $0.4 million for the three months ended June 30, 2001. The decrease is attributable to the decrease in the number of condominium units sold.

     Contract Construction Expense. Contract construction expense was $2.8 million for the three months ended June 30, 2001, as compared to $126,000 for the same period of the previous year. This $2.7 million increase relates to construction contracts resulting from our acquisition of Post Shell Technology Contractors during the period and the percentage of completion of those projects. We do not currently anticipate any losses on any of the individual contracts.

     General and Administrative Expenses. During the three months ended June 30, 2001, our efforts included establishing internal operations to support our Internet and telecom infrastructure services strategy. General and administrative expenses increased by $1.8 million or 77.7% from approximately $2.3 million for the three months ended June 30, 2000 to $4.1 million for the three months ended June 30, 2001. This increase is attributable to our investment in personnel and corporate infrastructure. We expect general and administrative expenses relating to TerreNAP(SM) Data Centers to continue to increase as we continue to expand our operations.

     Sales and Marketing Expenses. Sales and marketing expenses decreased $0.3 million, or 35.1% for the three months ended June 30, 2001. The decrease is principally due to the decrease of marketing expenses associated with the sale of real estate offset by the increase in marketing expenses associated with marketing the TerreNAP Data Centers including NAP of the Americas.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased from $0.4 million for the three months ended June 30, 2000 to $0.6 million for the three months ended June 30, 2001. The increase resulted primarily from the amortization during the quarter ended June 30, 2001 of intangible assets associated the acquisition of Post Shell Technology Contractors at the end of the three months ended June 30, 2000.

     Interest Expense. Interest expense increased from $0.2 million for the three months ended June 30, 2000 to $1.1 million for three months ended June 30, 2001, due to an increase in the average debt balance outstanding, resulting primarily from $22.1 million in additional convertible debt and a $10.0 million loan from a shareholder.

     Interest Income. Interest income decreased from $66,000 for the three months ended June 30, 2000 to $47,000 for three months ended June 30, 2001, due to a decrease in our average cash balances invested.

     Other Income (Expense). Other income (expense) increased $734,000, from ($702,000) for the three months ended June 30, 2000 to $32,000 for the three months ended June 30, 2001. This increase is primarily the result of operating costs incurred in the quarter ended June 30, 2000 associated with Terremark Centre prior to its sale.

     Net Loss From Continuing Operations. Net loss from continuing operations increased from $3.2 million for the three months ended June 30, 2000 to $8.0 million for the three months ended June 30, 2001 as a result of the factors discussed above. In general, during the quarter ended June 30, 2001, our activities were directed towards establishing internal operations to support Internet and telecom infrastructure services.

     Loss From Discontinued Operations. Net loss from discontinued operations of $2.3 million recorded for the three months ended June 30, 2000 reflects the loss from operations related to the AmTec acquisition, which were discontinued as part of our disposal of certain acquired businesses. Since the operations represented a major line of business, the results of these activities were reclassified in the prior year statements and accounted for as discontinued operations. No similar loss occurred in the quarter ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in continuing operations for the quarter ended June 30, 2001 was approximately $8.9 million compared to cash used in operations of $6.3 million for the three months ended June 30, 2000, an increase of $2.6 million. This increase was primarily the result of increased losses. Cash used in discontinued operations amounted to $1.1 million for the three months ended June 30, 2000. There were no similar losses for the three months ended June 30, 2001. In the aggregate, cash used in operating activities was $8.9 million and $7.4 million for the three months ended June 30, 2001 and 2000, respectively.

     Cash used in investing activities for the three months ended June 30, 2001 was $32.0 million compared to cash provided by in investing activities of $53.9 million for the three months ended June 30, 2000, a $85.9 million decrease in cash flow. Cash provided by investing activities for the three months ended June 30, 2000 resulted primarily from $55.8 million in proceeds from the sale of Terremark Centre. Cash used in investing activities for the three months ended June 30, 2001 resulted primarily from $32.4 million of cash used for the purchase of property and equipment primarily related to the NAP of the Americas which was financed by vendors and new borrowings.

     Cash provided by financing activities for the three months ended June 30, 2001 was $35.5 million compared to cash used in financing activities of $38.7 million for the three months ended June 30, 2000, an increase in net cash flow of $74.2 million. Cash used in financing activities for the three months ended June 30, 2000 resulted primarily from payments on loans of approximately $68.4 million, including approximately $55.2 million in debt associated with Terremark Centre and $12.6 million related to a cancelled line of credit, partly offset by $28.1 million provided by the sale of our common stock. Cash provided by financing activities for the three months ended June 30, 2001 resulted primarily from $21.8 million of new borrowings and convertible debt and $13.6 million of construction payables primarily relating to the NAP of the Americas.

     We incurred a net loss of $8.0 million from continuing operations for the three months ended June 30, 2001. This loss was primarily the result of establishing internal operations to support Internet and telecom infrastructure services and start-up costs associated with the NAP of the Americas. We expect that we will need a significant infusion of cash to fund retained business operations and planned expansion during the remainder of this fiscal year. To complete the NAP of the Americas and to fund existing operations during fiscal year 2002, we expect that we currently need approximately $55.0 million in debt or equity financing, exclusive of interest costs thereon. Approximately $50.0 million of these funds would be used to fund the build-out and working capital of the NAP of the Americas. Expectations of cash needs are based on certain assumptions, the most significant being the signing of additional customer contracts at the NAP of the Americas during fiscal year 2002. We have identified additional potential customers and are actively marketing to them available services in the NAP of the Americas. Our plan is predicated on obtaining additional new customer contracts through March 31, 2002, which on an annual basis would generate revenues of approximately $45.0 million. There can be no assurance that our marketing efforts will result in profitable contracts.

     Historically, we have funded operations and investing activities primarily through short term and long term debt and equity transactions. Debt financing as of June 30, 2001 primarily includes the following:

          (1) $22.1 million in principal amount of our 13% Subordinated Convertible Debentures due December 31, 2005. Interest is payable quarterly beginning March 31, 2001. The debt is convertible into shares of our common stock at 120% of the 20-day average trading price prior to its closing. We are permitted to prepay the debentures, which will entitle holders to warrants or a premium over their outstanding principal and interest declining from 105% in 2001 at the rate of 1% per year;

          (2) $10 million of short-term financing borrowed from a shareholder and officer;

          (3) $7.5 million first mortgage from an individual secured by certain real estate held for sale which matures on November 10, 2001 and accrues interest at 12.0% per annum payable monthly. This debt was repaid on July 28, 2001 from the proceeds of the sale of our Fortune House II project;

          (4) $4.6 million was borrowed in June 2001, secured by a second mortgage on certain real estate. This debt was repaid on July 28, 2001 from the proceeds of the sale of our Fortune House II project;

          (5) $3.5 million drawn down on a $5.0 million line of credit secured by certain assets, interest accrues at a floating rate of Prime plus 1% on drawn balances, payable monthly;

          (6) $2.9 million under various vendor-financing arrangements, with various terms, secured by equipment;

          (7) $1.75 million under a loan from a commercial bank secured by certain assets and personal guarantees of some of our executives;

          (8) $0.9 million of short-term financing was borrowed from certain members of our executive management team.

     Subsequent to June 30, 2001 we entered into the following financing arrangements:

          (1) $3.5 million of additional 13% Convertible Subordinated Debentures were issued; and

          (2) $0.6 million of short-term financing was borrowed from certain members of our executive management team.

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

     Our annual consolidated financial statements as of March 31, 2001 were prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our independent auditors have issued a report dated July 9, 2001 stating that our recurring operating losses, and negative cash flows, and retained deficit, combined with our current lack of credit facilities raise substantial doubt as to our ability to continue as a going concern. Investors in our securities should review carefully our March 31, 2001 consolidated financial statements and the report of our independent accountants thereon in conjunction with this quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934. Our ability to continue as a going concern is dependent on several factors, including our ability to raise additional capital and our ability to improve our operations. There can be no assurance that any financing will be available through bank borrowings, debt or equity issuances, vendor lines of credit, or otherwise, on acceptable terms or at all. While we are actively seeking strategic solutions to our funding issue, there can be no assurance that we will be able to continue as a going concern.

     We intend to allocate our financial resources to activities, which are consistent with our strategy of developing and operating TerreNAP(SM) Data Centers, including the NAP of the Americas. We have therefore implemented a policy of reducing expenditures in areas that are not consistent with that objective. However, the development of the NAP of the Americas and other TerreNAP(SM) Data Centers will require substantial capital resources. As part of our business strategy, we intend to continue to evaluate potential acquisitions, joint ventures and strategic alliances in or with companies that provide services or operations that complement our existing businesses. Such acquisitions may also require financing, which may not be available to us on acceptable terms.

     As of June 30, 2001, TECOTA had accounts payable and accrued expenses of $7.4 million and construction related debt of $16.5 million. We do not expect to fund any amounts under our guarantee.

     Our plan to increase liquidity includes asset based financing, refinancing or restructuring of the Technology Center of the Americas' construction note payable to remove our guarantee, thereby increasing our potential borrowing capacity, entering into strategic relationships and the potential sale of additional debt or equity securities sufficient to fund our 2002 business plan. There can be no assurance that such financing will be available to us. Further, any additional equity financing may be dilutive to existing shareholders.

     We have commenced a number of initiatives to improve liquidity including:

          - Discussions with creditors to restructure currently due construction payables into longer term promissory notes.

          - Discussions with financial institutions and corporate entities to provide asset based financing

     Failure to obtain adequate sources of debt or equity will result in liquidity problems and will require us to curtail planned expansion of TerreNAP Data Centers(SM) and current operations. Management is unable to assure that its efforts described above will be successful. As a result of these matters, substantial doubt exists about our ability to continue as a going concern.

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

NEW ACCOUNTING PRONOUNCEMENTS

     On June 29, 2001, the FASB approved its proposed Statements of Financial Accounting Standards No. 141 (FAS 141), BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. FAS 141 requires that all business combinations subsequent to June 30, 2001 be accounted for under the purchase method of accounting. FAS 142 requires cessation of goodwill amortization and periodic evaluation of the goodwill carrying value. The provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001. We will adopt FAS 142 at the beginning of our fiscal year ending March 31, 2003.

                          PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

     During the three months ended June 30, 2001, we sold $6,250,000 in principal amount of our 13% Subordinated Convertible Debentures due December 31, 2005. Each debenture is convertible (in multiples of $50,000) at a price per share equal to 120% of the average market price of the Company's common stock for the twenty (20) trading days preceding the date the debenture was purchased. The debentures are convertible at any time, but shares issued upon conversion may not be sold or transferred prior to December 31, 2001. We may prepay the debentures at any time on 15 days' notice. Upon prepayment, the Holder may request repayment either: (i) at a premium (5% in 2001 decreasing to 0% in 2005); or (ii) at par with warrants to purchase shares of our common stock in an amount equal to 10% of the principal repaid exercisable at the conversion price. The holder may call the debentures, with no premium or warrants, during the month of January 2003. Conversion rights cease on notice of election to call.

     Subsequent to June 30, 2001, an additional $ 3,500,000 in principal amount of the debentures had been sold.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our stockholders during the quarter ended June 30, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

     None.

     (b) Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Terremark Worldwide, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TERREMARK WORLDWIDE, INC

Date: August 14, 2001                                  By: /s/ MANUEL D. MEDINA
                                                       -----------------------------------------------------
                                                           Manuel D. Medina,
                                                           Chairman of the Board, Chief Executive Officer
                                                           (Principal Executive Officer)

Date: August 14, 2001                                  By: /s/ JOSE A. SEGRERA
                                                       -----------------------------------------------------
                                                           Jose A. Segrera,
                                                           Acting Chief Financial Officer
                                                           (Principal Accounting Officer)