Form 10-Q
period 2001-09-30
TERREMARK WORLDWIDE INC
filed 2001-11-14
CIK 912890

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001







    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE EXCHANGE ACT



             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 0-22520

                             ---------------------

                           TERREMARK WORLDWIDE, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                                      52-1981922
       (State or Other Jurisdiction of              (I.R.S. Employer Identification No.)
        Incorporation or Organization)

            2601 S. BAYSHORE DRIVE                                 33133
                MIAMI, FLORIDA                                   (Zip Code)
   (Address of Principal Executive Offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (305) 856-3200

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     The registrant had 199,222,179 shares of common stock, $0.001 par value, outstanding as of November 13, 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           TERREMARK WORLDWIDE, INC.

                                     INDEX

                                                                           PAGE
                                                                           NO.
                                                                           ----
                        PART I.  FINANCIAL INFORMATION
Item 1.      Financial Statements........................................    2
             Condensed Consolidated Balance Sheets as of September 30,
             2001 (unaudited) and March 31, 2001.........................    2
             Condensed Consolidated Statements of Operations for the
             Three and Six Months Ended September 30, 2001 and 2000
             (unaudited).................................................    3
             Condensed Consolidated Statement of Changes in Stockholder's
             Equity for the Six Months Ended September 30, 2001
             (unaudited).................................................    4
             Condensed Consolidated Statements of Cash Flows for the Six
             Months Ended September 30, 2001 and 2000 (unaudited)........    5
             Notes to Condensed Consolidated Financial Statements
             (unaudited).................................................    6
Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................   11
                          PART II.  OTHER INFORMATION
Item 2.      Changes in Securities and Use of Proceeds...................   21
Item 6.      Exhibits and Reports on Form 8-K............................   21
Signatures...............................................................   22

                         PART I.  FINANCIAL INFORMATION
                   TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
ITEM 1.  FINANCIAL STATEMENTS.

                                                              SEPTEMBER 30,
                                                                  2001        MARCH 31, 2001
                                                              -------------   --------------
                                                               (UNAUDITED)
                                           ASSETS
Cash and cash equivalents...................................  $  5,686,965    $   5,574,687
Restricted cash.............................................       750,000           32,039
Accounts receivable.........................................     2,515,694        2,871,119
Contracts receivable........................................     1,614,092        4,637,916
Property and equipment, net.................................    62,953,332       25,065,989
Investment in TECOTA, at cost...............................       489,855          489,855
Note receivable -- related party (Note 7)...................     5,000,000               --
Other assets................................................     3,013,855        2,823,579
Identifiable intangible assets and goodwill, net of
  accumulated amortization of $2,705,664 and $1,226,529,
  respectively..............................................    22,233,602       23,712,737
Real estate held for sale...................................       379,009       12,860,657
                                                              ------------    -------------
     TOTAL ASSETS...........................................  $104,636,404    $  78,068,578
                                                              ============    =============
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable...............................................  $ 44,842,435    $  13,680,843
Construction payables -- property and equipment.............    24,268,262       16,960,452
Trade payables and other liabilities........................     9,876,691       16,016,521
Capital lease obligations...................................     4,733,105        1,083,844
Convertible debt............................................    26,635,746       15,855,382
Deferred revenue............................................       235,574          284,693
Interest payable............................................     1,440,124          323,153
Net liabilities of discontinued operations..................     1,287,566        2,700,847
                                                              ------------    -------------
     TOTAL LIABILITIES......................................   113,319,503       66,905,735
                                                              ------------    -------------
Series H redeemable convertible preferred stock: $.001 par
  value, 294 and -0- shares authorized, issued and
  outstanding, respectively.................................       500,000               --
                                                              ------------    -------------
Series G convertible preferred stock: $.001 par value, 20
  shares authorized, issued and outstanding.................             1                1
Common stock: $.001 par value, 300,000,000 shares
  authorized; 200,622,179 and 200,507,179 shares issued, of
  which 1,400,000 shares are held in treasury,
  respectively..............................................       200,622          200,507
Paid in capital.............................................   125,379,679      125,339,544
Retained deficit............................................  (137,039,396)    (115,724,620)
Common stock warrants.......................................     3,154,473        2,059,398
Common stock options........................................     1,549,647        1,716,138
Less cost of shares of common stock in treasury.............    (2,428,125)      (2,428,125)
Commitments and contingencies (Note 9)
                                                              ------------    -------------
     TOTAL STOCKHOLDERS' (DEFICIT) EQUITY...................    (9,183,099)      11,162,843
                                                              ------------    -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............  $104,636,404    $  78,068,578
                                                              ============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                   TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     FOR THE SIX MONTHS           FOR THE THREE MONTHS
                                                     ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                 ---------------------------   ---------------------------
                                                     2001           2000           2001           2000
                                                 ------------   ------------   ------------   ------------
                                                         (UNAUDITED)                   (UNAUDITED)
Revenues
  Data center..................................  $    621,453   $         --   $    393,508   $         --
  Real estate sales............................            --      1,715,542             --      1,061,067
  Development, commission and construction
    fees.......................................     1,934,917      1,736,746      1,144,696        921,330
  Management fees..............................       818,202        926,568        405,658        571,677
  Construction contracts.......................     6,175,679      5,442,139      2,452,678      5,442,139
                                                 ------------   ------------   ------------   ------------
    Operating revenues.........................     9,550,251      9,820,995      4,396,540      7,996,213
                                                 ------------   ------------   ------------   ------------
Expenses
  Data center and telecom facilities
    operations.................................     4,049,144             --      3,167,068             --
  Start-up costs -- data centers and telecom
    facilities.................................     3,383,127             --             --             --
  Cost of real estate sold.....................            --      1,434,496             --        893,017
  Construction contract expenses...............     4,711,854      5,083,324      1,915,247      4,956,987
  General and administrative...................     8,901,385      7,617,482      4,753,031      5,283,406
  Sales and marketing..........................     1,878,287      1,749,666      1,398,464      1,010,277
  Depreciation and amortization................     2,617,024      1,691,071      2,048,748      1,321,886
  Impairment of leasehold improvements.........     6,462,315             --      6,462,315             --
                                                 ------------   ------------   ------------   ------------
    Operating expenses.........................    32,003,136     17,576,039     19,744,873     13,465,573
                                                 ------------   ------------   ------------   ------------
Loss from operations...........................   (22,452,885)    (7,755,044)   (15,348,333)    (5,469,360)
                                                 ------------   ------------   ------------   ------------
Other income (expense)
  Interest income..............................        79,769        295,540         32,911        229,987
  Interest expense.............................    (3,318,755)      (337,186)    (2,264,556)       (91,959)
  Other income (expense).......................       400,209       (171,553)       368,188        530,591
  Dividend on preferred stock..................       (11,747)       (34,806)        (7,497)            --
  Gain on sale of real estate held for sale....     3,988,633             --      3,882,020             --
                                                 ------------   ------------   ------------   ------------
    Total other income (expense)...............     1,138,109       (248,005)     2,011,066        668,619
                                                 ------------   ------------   ------------   ------------
Loss from continuing operations before income
  taxes........................................   (21,314,776)    (8,003,049)   (13,337,267)    (4,800,741)
Income taxes...................................            --             --             --             --
                                                 ------------   ------------   ------------   ------------
    Loss from continuing operations............   (21,314,776)    (8,003,049)   (13,337,267)    (4,800,741)
                                                 ------------   ------------   ------------   ------------
Loss from discontinued operations, net of
  income taxes of $-0-.........................            --     (9,230,412)            --     (6,935,315)
                                                 ------------   ------------   ------------   ------------
  Net loss.....................................  $(21,314,776)  $(17,233,461)  $(13,337,267)  $(11,736,056)
                                                 ============   ============   ============   ============
Basic and diluted loss per common share:
  Continuing operations........................  $       (.11)  $       (.05)  $       (.07)  $       (.03)
  Discontinued operations......................            --           (.05)            --           (.03)
                                                 ------------   ------------   ------------   ------------
  Net loss.....................................  $       (.11)  $       (.10)  $       (.07)  $       (.06)
                                                 ============   ============   ============   ============
Weighted average common shares outstanding.....   200,622,179    176,721,613    200,622,179    198,806,847
                                                 ============   ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                 STOCKHOLDERS' EQUITY
                       ---------------------------------------------------------------------------------------------------------
                                        COMMON STOCK
                                      PAR VALUE $.001
                                   ----------------------    ADDITIONAL      COMMON       COMMON
                       PREFERRED     ISSUED                   PAID-IN        STOCK        STOCK       TREASURY       RETAINED
                         STOCK       SHARES       AMOUNT      CAPITAL       WARRANTS     OPTIONS        STOCK         DEFICIT
                       ---------   -----------   --------   ------------   ----------   ----------   -----------   -------------
Balance at March 31,
  2001...............     $1       200,507,179   $200,507   $125,339,544   $2,059,398   $1,716,138   $(2,428,125)  $(115,724,620)
Exercise of stock
  options............                  115,000        115         40,135
Forfeiture of stock
  options............     --                --         --             --           --     (166,491)           --              --
Warrants issued......     --                --         --             --    1,095,075           --            --              --
Net loss.............     --                --         --             --           --           --            --     (21,314,776)
                          --       -----------   --------   ------------   ----------   ----------   -----------   -------------
Balance at September
  30, 2001
  (unaudited)........     $1       200,622,179   $200,622   $125,379,679   $3,154,473   $1,549,647   $(2,428,125)  $(137,039,396)
                          ==       ===========   ========   ============   ==========   ==========   ===========   =============

  The accompanying notes are an integral part of these consolidated financial statements.

                   TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE SIX MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ---------------------------
                                                                  2001           2000
                                                              ------------   ------------
                                                                      (UNAUDITED)
Cash flows from operating activities:
  Net loss..................................................  $(21,314,776)  $(17,233,461)
  Adjustments to reconcile net loss to net cash used in
    operating activities
    Discontinued operations.................................            --      9,230,412
    Depreciation and amortization of capital leases.........     1,137,889        330,879
    Amortization of intangible assets and goodwill..........     1,479,135      1,663,158
    Amortization of loan costs to interest expense..........       645,425        102,514
    Amortization of prepaid compensation and other..........        70,401             --
    Gain on sale of real estate held for sale...............    (3,988,633)            --
    Loss on sale of property and equipment..................       252,317             --
    Impairment of leasehold improvements....................     6,462,315             --
    (Increase) decrease in:
      Real estate inventories...............................            --       (981,736)
      Restricted cash.......................................      (717,961)       506,776
      Accounts receivable...................................       355,425      2,338,117
      Contracts receivable..................................     3,023,824     (4,161,538)
      Other assets..........................................      (647,668)    (2,173,977)
    Increase (decrease) in:
      Trade payable and other liabilities...................    (6,133,417)     1,692,974
      Interest payable......................................     1,116,971        583,580
      Deferred revenue......................................       (49,119)       192,060
      Net liabilities of discontinued operations............    (1,413,281)    (3,434,009)
                                                              ------------   ------------
        Net cash used in continuing operations..............   (19,721,153)   (11,344,251)
        Net cash used in discontinued operations............            --     (2,075,796)
                                                              ------------   ------------
        Net cash used in operating activities...............   (19,721,153)   (13,420,047)
                                                              ------------   ------------
Cash flows from investing activities:
  Purchase of property and equipment........................   (40,805,952)    (2,585,326)
  Investment in unconsolidated entities, net................            --     (4,049,070)
  Proceeds from sale of real estate held for sale...........    16,470,281     55,781,259
  Proceeds from sale of property and equipment..............        30,000             --
  Note receivable -- related party..........................    (5,000,000)            --
  Cash acquired in acquisitions.............................            --      2,368,273
                                                              ------------   ------------
        Net cash (used in) provided by investing
        activities..........................................   (29,305,671)    51,515,136
                                                              ------------   ------------
Cash flows from financing activities:
  Construction payables -- property and equipment...........     7,307,810             --
  New borrowings............................................    57,449,704     10,262,403
  Payments on loans.........................................   (26,288,112)   (75,220,430)
  Issuance of convertible debt..............................    10,773,951             --
  Capital lease obligations.................................      (644,501)            --
  Exercise of stock options.................................        40,250        470,743
  Sale of common stock......................................            --     28,122,925
  Issuance of warrants......................................            --        168,575
  Sale of preferred stock...................................       500,000             --
                                                              ------------   ------------
        Net cash provided by (used in) financing
        activities..........................................    49,139,102    (36,195,784)
                                                              ------------   ------------
        Net increase in cash................................       112,278      1,899,305
Cash and cash equivalents at beginning of period............     5,574,687      3,391,977
                                                              ------------   ------------
Cash and cash equivalents at end of period..................  $  5,686,965   $  5,291,282
                                                              ============   ============
  SUPPLEMENTAL DISCLOSURE:
  Interest paid (net of amount capitalized).................  $  2,282,103   $    313,320
  Taxes paid................................................            --             --
  Non-cash portion of assets acquired under capital
    leases..................................................     4,293,762         71,778

During the quarter ended September 30, 2001, the Company issued $1,095,075 in warrants to third parties in lieu of cash payments for assets and interest.

  The accompanying notes are an integral part of these consolidated financial statements.

                   TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

1.  BUSINESS AND ORGANIZATION

     Terremark Worldwide, Inc. and its subsidiaries (the "Company") is a multinational corporation that provides Internet infrastructure and managed services. It is the owner and operator of the NAP of the Americas, the fifth Tier-1 Network Access Point ("NAP") in the world. The Company's strategy is to leverage its experience as the owner and operator of the NAP of the Americas by developing and operating TerreNAP(SM) Data Centers in Latin America. TerreNAP(SM) Data Centers provide peering, colocation and managed services to carriers, Internet Service Providers, other Internet companies and enterprises. The NAP of the Americas in Miami, Florida, which was operational on July 1, 2001, will be the premier TerreNAP(SM) Data Center.

2.  LIQUIDITY

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a stockholders' deficit of $9,183,099 at September 30, 2001 and incurred a net loss of $21,314,776 for the six months then ended. This loss primarily reflects establishment of internal operations to support Internet and telecom infrastructure services and start-up costs associated with the NAP of the Americas, impairment of the Company's colocation facility in Santa Clara, California and interest expense on debt. To fund completion of the NAP of the Americas and existing operations during the balance of fiscal year 2002, the Company believes it will need approximately $20.0 million in debt or equity financing, exclusive of interest costs thereon. The majority of these funds would be used to fund the build-out and working capital of the NAP of the Americas. These expectations are based upon certain assumptions, the most significant being the signing of additional customer contracts at the NAP of the Americas during fiscal 2002. The Company's plan for the balance of 2002 fiscal year is predicated on obtaining customer contracts, which on an annual basis would generate revenues of approximately $20.0 million.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for complete annual financial statements. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair presentation of the results for the interim periods presented. Operating results for the quarter ended September 30, 2001 may not be indicative of the results that may be expected for the year ending March 31, 2002. Amounts as of March 31, 2001, included in the condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date.

     These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

 DATA CENTER REVENUES

     Data center revenues currently consist of monthly recurring fees for colocation, power circuit and peering services and non-recurring installation fees. Revenues from colocation, power circuit and peering services are billed and recognized ratably over the period of usage. Non-recurring installation fees are deferred and recognized ratably over the term of the related contract.

                   TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

  RECLASSIFICATIONS

     Certain reclassifications have been made to the prior periods' financial statements to conform with current presentation.

  NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 141 (FASB 141), Business Combinations, and Statement of Financial Accounting Standards No. 142 (FASB 142), Goodwill and Other Intangible Assets. FASB 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FASB 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The provisions of FASB 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt FASB 142 at the beginning of its fiscal year ending March 31, 2003.

     In August 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 144 (FASB 144), Accounting for the Impairment or Disposal of Long-Lived Assets. FASB 144 supercedes FASB 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business. FASB 144 retains the requirements of FASB 121 for recognition and measurement of an impairment loss on long-lived assets, and establishes a single accounting model for all long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of FASB 144 are effective for fiscal years beginning after December 15, 2001. The Company will adopt FASB 144 at the beginning of its fiscal year ending March 31, 2003.

4.  CONTRACTS RECEIVABLE

     Contracts receivable consist of the following:

                                                              SEPTEMBER 30,   MARCH 31,
                                                                  2001           2001
                                                              -------------   ----------
                                                               (UNAUDITED)
Completed contracts.........................................   $  321,209     $  939,312
Contracts in progress.......................................      902,285      2,543,489
Retainage...................................................      390,598      1,155,115
                                                               ----------     ----------
                                                               $1,614,092     $4,637,916
                                                               ==========     ==========

5.  REAL ESTATE HELD FOR SALE

     Real estate held for sale is summarized as follows:

                                                             SEPTEMBER 30,    MARCH 31,
                                                                 2001           2001
                                                             -------------   -----------
                                                              (UNAUDITED)
Fortune House II land and improvements.....................    $     --      $11,668,090
Fortune House I completed condominium units................     379,009        1,192,567
                                                               --------      -----------
                                                               $379,009      $12,860,657
                                                               ========      ===========

                   TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

     In July 2001, the Company sold for $17.2 million Fortune House II, a proposed condominium/hotel project in Ft. Lauderdale, Florida. In connection with the sale, the Company repaid approximately $12.1 million in related notes payable and recorded a gain of approximately $3.9 million.

6.  PROPERTY AND EQUIPMENT, NET

     Property and equipment, net consist of the following:

                                                             SEPTEMBER 30,    MARCH 31,
                                                                 2001           2001
                                                             -------------   -----------
                                                              (UNAUDITED)
Leasehold improvements.....................................   $48,107,190    $ 1,217,608
Furniture and equipment....................................    13,156,842      3,433,806
                                                              -----------    -----------
                                                               61,264,032      4,651,414
Less accumulated depreciation and amortization.............    (1,610,995)      (542,217)
                                                              -----------    -----------
                                                               59,653,037      4,109,197
Construction in process....................................            --     20,956,792
Equipment held for installation............................     3,300,295             --
                                                              -----------    -----------
                                                              $62,953,332    $25,065,989
                                                              ===========    ===========

     Property and equipment, net includes $57,537,972 and $4,000,000 in assets related to the NAP of the Americas and a colocation facility in Santa Clara, California, respectively, at September 30, 2001. During the three months ended September 30, 2001, the Company recorded a $6,462,315 impairment charge to the colocation facility's leasehold improvements based on an option to purchase the facility granted to one of its vendors. No decision has been made as to whether the facility will be sold or held for use.

     In the three months ended September 30, 2001, the Company reached final agreement with a vendor regarding amounts due. In connection with this agreement, the Company recorded $1,082,120 and $267,880 reductions in data center operations and leasehold improvements, respectively.

7.  NOTES PAYABLE AND NOTE RECEIVABLE -- RELATED PARTY

     Notes payable consist of the following:

                                                             SEPTEMBER 30,    MARCH 31,
                                                                 2001           2001
                                                             -------------   -----------
                                                              (UNAUDITED)
Note payable to a financial institution, collateralized
primarily by substantially all assets of the NAP of the
Americas and a personal guaranty of the Chief Executive
Officer. Interest accrues at 9.25%, payable monthly, with
principal balance due March 5, 2003. Maturity date may be
extended for two nine-month periods subject to certain
conditions (see discussion below)..........................   $41,340,000    $        --
Note payable to a financial institution, collateralized by
certain assets and personal guarantees of the Chief
Executive Officer and certain executives. Interest accrues
at 1% over prime, payable monthly, with principal balance
due December 2001..........................................     1,625,000      1,750,000
Unsecured notes payable to certain executives and directors
of the Company, interest accrues at 13%. Principal and
interest due December 31, 2001.............................     1,500,000             --

                   TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

                                                             SEPTEMBER 30,    MARCH 31,
                                                                 2001           2001
                                                             -------------   -----------
                                                              (UNAUDITED)
Unsecured note payable to a corporation in seventy-five
monthly installments of principal and interest beginning
January 1, 1999. Interest accrues at 9.5%..................       238,993        249,326
Unsecured notes payable to individuals, interest accrues at
8%, with interest due monthly. Principal due on demand.....       138,442        147,139
Note payable to an individual, collateralized by a first
mortgage on land, interest accrues at 12% and is payable
monthly. Principal due November 10, 2001...................            --      7,500,000
$5 million line of credit facility with a financial
institution, collateralized by certain assets of the
Company. Interest accrues at 1% over prime, payable
monthly, with principal balance due upon demand............            --      3,500,000
Note payable to a commercial lender, collateralized by a
first mortgage on real estate. Principal payable in
installments as condominium units are sold. Interest
accrues at prime, payable through an interest reserve.
Principal and unpaid interest due November 2001, with an
option for a six month extension Guaranteed by the Chief
Executive Officer..........................................            --        534,378
                                                              -----------    -----------
                                                              $44,842,435    $13,680,843
                                                              ===========    ===========

     On September 5, 2001, the Company closed on a $48.0 million loan. At closing, the total amount of the loan was disbursed except for approximately $6.6 million that was held as an interest reserve. Through June 2002, the interest reserve will be disbursed monthly as interest payments are made. Subsequently, the reserve will be similarly disbursed, provided the NAP of the Americas achieves $33.0 million in annualized revenues. The proceeds of the loan have primarily been used to refinance $13.5 million of the Company's short-term debt and fund the NAP of the Americas build-out costs. The loan is primarily secured by a first lien position on the assets of the Company's subsidiary, NAP of the Americas, Inc., and allows for up to a $25.6 million junior lien position on the assets. As a condition to the loan, Manuel D. Medina, the Company's Chief Executive Officer, was required to provide a personal guaranty, provide a $5.0 million certificate of deposit to the bank as collateral on certain personal loans that Mr. Medina has with the bank and commit to repay those personal loans by December 31, 2001.

     On September 5, 2001 and in consideration of Mr. Medina's agreements with respect to the loan, the Company entered into an amended and restated employment agreement with Mr. Medina. Under the terms of the agreement, the Company has agreed to indemnify Mr. Medina from any personal liability related to his guarantees of the Company's debt, use commercially reasonable efforts to relieve Mr. Medina of all his guarantees of the Company's debt, provide $6.5 million of cash collateral to the bank should Mr. Medina be unable to repay the personal loans by December 31, 2001 and provide a $5.0 million loan to Mr. Medina for as long as his guarantees of the Company's debt exist.

     In connection with Mr. Medina's amended and restated employment agreement, during September 2001, the Company issued a loan in the amount of $5.0 million to Mr. Medina. The loan is non-interest bearing and matures when Mr. Medina's existing guarantees of the Company's debt are relieved.

8.  CONVERTIBLE DEBT

     During the quarter ended September 30, 2001, the Company issued $4,530,364 of additional subordinated convertible debt. Interest accrues at 13% and is payable quarterly. The debt matures on December 31,

                   TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

2005 and is convertible into the Company's stock at 120% of the 20-day average trading price prior to the closing. Prepayment by the Company is permitted, but will entitle holders to warrants or a premium over their outstanding principal and interest declining from 105% in 2001 at a rate of 1% per year.

9.  COMMITMENTS AND CONTINGENCIES

     In September 2001, the Company reduced from approximately $60.6 million to $9.5 million its guaranty of Technology Center of the Americas LLC construction financing.

10.  INFORMATION ABOUT THE COMPANY'S OPERATING SEGMENTS

     As of September 30, 2001, the Company had three reportable business segments, data center operations, telecom facilities management and real estate services. The data center operations segment provides Tier 1 NAP, Internet and telecommunications infrastructure and managed services in a data center environment. The telecom facilities management segment develops, manages and leases facilities catering primarily to the telecommunications industry. The real estate services segment constructs, develops, finances and manages real estate projects. The Company's reportable segments are strategic business operations that offer different products and services. They are managed separately because each business requires different expertise and marketing strategies.

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

                                                                       DISCONTINUED
                                             TELECOM                   OPERATIONS --
FOR THE SIX MONTHS          DATA CENTER    FACILITIES    REAL ESTATE      TELECOM
ENDED SEPTEMBER 30,          OPERATIONS    MANAGEMENT     SERVICES       SERVICES         TOTAL
-------------------         ------------   -----------   -----------   -------------   ------------
2001
Revenue...................  $    621,453   $        --   $ 8,928,798    $        --    $  9,550,251
Loss from operations......   (12,827,506)   (8,055,909)   (1,569,470)            --     (22,452,885)
Net loss..................   (14,562,194)   (8,425,443)    1,672,861             --     (21,314,776)
2000
Revenue...................            --       416,743   $ 9,404,252    $        --    $  9,820,995
Loss from operations......            --    (2,656,967)   (5,098,077)            --      (7,755,044)
Net loss..................            --    (2,612,033)   (5,391,016)    (9,230,412)    (17,233,461)
ASSETS, AS OF
September 30, 2001........  $ 61,333,352   $24,953,017   $18,350,035    $        --    $104,636,404
March 31, 2001............    19,310,184    24,910,377    33,848,017             --      78,068,578

                                   * * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the information contained in our Annual Report on Form 10-K, our Condensed Consolidated Financial Statements and elsewhere in this filing. The information is intended to facilitate an understanding and assessment of significant changes and trends related to our financial condition and results of operations.

     This report and other written reports and oral statements made from time to time by us may contain so-called "forward-looking statements", all of which are subject to risks and uncertainties. You can identify these forward-looking statements by the use of words such as "expects", "plans", "will", "estimates", "forecasts", "projects" and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and development programs. You must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward-looking statements. No forward-looking statement can be guaranteed and actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the risk factors set forth in our Annual Report on Form 10-K for the year ended March 31, 2001.

     Factors that might cause such a difference include, without limitation, our ability to obtain proper funding for our business plan, decline in demand for our services or products, the effect of general economic conditions, factors affecting the growth of the Internet, political instability in countries in which we do business, telecommunications and other risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings. These factors could include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not.

  OVERVIEW

     We are a multinational company that facilitates Internet connectivity and provides Internet infrastructure and managed services. We are the owner and operator of the NAP of the Americas, the fifth Tier-1 Network Access Point in the world, and as a result, we have become an internationally recognized Internet infrastructure and managed services provider. The NAP of the Americas, the first TerreNAP(SM) Data Center, and the only carrier-neutral Tier-1 Network Access Point, or NAP, is located in Miami, Florida and provides peering, colocation and managed services to carriers, Internet service providers, other Internet companies and enterprises.

     With miles of fiber optic cable laid, looped and recently put into service around South America and the Caribbean, Internet and telecommunications industry leaders joined together to create the NAP of the Americas Consortium, with the goal of promoting the creation of the world's fifth Tier-1 NAP in Florida. In September 2000, we were selected to own and operate the NAP of the Americas by that consortium, whose members currently consist of over 100 entities, including AT&T, Global Crossing, Level 3 Communications, Cable & Wireless, Sprint, FPL FiberNet, PanAmSat, Williams Communications and EPIK Communications. Since that time, the consortium's role has transitioned to one of an advisory group and a prospective customer base.

     The NAP of the Americas provides a neutral connection point where telecommunications carriers can establish bilateral and multilateral connections between and among their networks, a process known as peering, and purchase capacity from each other. The NAP of the Americas also provides premium-class space where carriers, Internet Service Providers, Application Service Providers, content providers, Internet businesses, telecommunications providers and enterprises house their equipment and their network facilities in order to be close to the peering connections that take place at the NAP. This is known as colocation. In addition, the NAP of the Americas provides a menu of related managed services, such as a meet-point rooms, advanced network monitoring and management, and performance monitoring. We expect that the NAP of the Americas will be a primary channel of Internet traffic from Central and South America and the Caribbean to North America, Asia and Europe.

     We were founded in 1982. On April 28, 2000, Terremark Holdings, Inc. completed a reverse merger with AmTec, Inc., a public company. Contemporaneous with the reverse merger we changed our corporate name to Terremark Worldwide, Inc. and adopted "TWW" as our trading symbol on the American Stock Exchange. Historical information of the surviving company is that of Terremark Holdings, Inc.

  STRATEGY

     Our strategy is to leverage our experience as the owner and operator of the NAP of the Americas to develop and operate TerreNAP(SM) Data Centers, primarily in Latin America, and in Asia as opportunities arise. TerreNAP(SM) Data Centers will provide peering, colocation and managed services to carriers, Internet Service Providers, other Internet companies and enterprises. We intend to use our 20 years of experience in dealing with Latin America and Asia, the know-how gained through our designing, engineering, building and operating the NAP of the Americas and the expertise of our employees, many of whom were formerly executives with GTE, Nortel, AT&T, BellSouth and Telcordia, for example, to roll out additional TerreNAP(SM) Data Centers in our target markets. To implement our strategy and meet our current obligations we will need additional capital as more fully discussed in Results of Operations and Liquidity and Capital Resources.

     Our sales strategy has a deliberate, phased approach to obtain new customers:

     Phase I was to establish the critical mass of customer connectivity and Tier-1 status for the NAP of the Americas. With 43 customer contracts as of September 30, 2001 for the NAP of the Americas, including many of the Tier-1 carriers, we successfully completed this Phase during the second quarter of fiscal year 2002.

     Phase II is focused on selling colocation space:

     - by marketing to the service divisions of the large Tier-1 carriers to expand their presence in the NAP;

     - by targeting Internet Service Providers, Application Service Providers and content providers;

     - by selling to Tier-2 carriers in Latin America and Europe that rely on the Tier-1 carriers for access and services; and

     - by addressing the needs of large Latin American enterprises.

We commenced this Phase during the second quarter of fiscal year 2002.

     Phase III is focused on selling managed services to our customers both under the TerreNAP brand and on a wholesale basis when they provide an integrated set of managed services to their customers. We commenced this Phase during the third quarter of fiscal year 2002, which will proceed in parallel with Phase II.

SERVICES

     Core Services: We currently offer the following core services through the NAP of the Americas:

     - Peering Services: The NAP provides a peering service called Exchange Point Service, which is designed to facilitate both bilateral and multilateral peering among customers. Peering is the exchange of Internet traffic among service providers.

     - Colocation Services: The NAP of the Americas provides the physical environment necessary to keep a customer's Internet and telecommunications equipment up and running 24 hours a day, 7 days a week. This facility is custom designed to exceed industry standards for electrical and environmental systems. In addition, it offers a wide range of physical security features, including state-of-the-art biometric scanners, man traps, smoke detection, fire suppression systems, motion sensors, secured access, video camera surveillance and security breach alarms. High levels of reliability are achieved through a number of redundant subsystems including power and fiber trunks from multiple sources.

     Managed Services: Managed services are designed to support a customer's mission-critical needs. The NAP of the Americas' managed services currently include:

     - Power Circuit Services -- The NAP of the Americas provides clean, reliable AC and DC power circuit services to our customers. The NAP's design guarantees 100% availability of power to systems installed at the NAP, allowing us to perform normal maintenance activities at any component level without planned or unplanned outages occurring. The redundancy of our AC power systems, which generate clean, computer-grade electricity, also feed our centralized and distributed 48 volt DC systems, giving our customers a large choice in power sources at high reliability levels.

     - Meet-Point Rooms -- All fiber optic cable that enters the NAP of the Americas enters via conduits that terminate in specific locations called "meet-point" rooms. The NAP of the Americas owns and manages these "meet-point" rooms, so they are carrier-neutral, designed with full scalability, and provisioned with advanced optical cross-connect systems to facilitate increasing levels of connectivity.

     - Network Monitoring -- We can monitor a customer's network to ensure the ongoing availability and performance of their servers, networks and applications. Our customers use this service to monitor their network infrastructure, their customers' networks, past and present network performance, and project future network utilization.

     - Performance Monitoring -- Our Network Operations Center (NOC) staff is able to monitor our customers' equipment and networks for performance related issues, providing our customers with updates through e-mail or viewable website access. This allows our customers to know all the details of their networks' performance without having to maintain and manage their own 24/7 facility, yet still have the security and experience of a world class NOC.

     - Network Security -- The NAP of the Americas staff can verify existing customer procedures, network topology, permissions and access controls, hardware, software, and utilities. We can then provide managed intrusion detection services to protect our customers' network elements from attack on a 24 hours a day, 7 days a week, 365 days a year basis.

     - Smart Hands -- The NAP of the Americas offers on-call and subscription-based services that provide on-site technical support on a billable basis to our customers.

     - Engineering Services -- The NAP of the Americas offers customers full-service facility and equipment design and engineering services, including any structural, mechanical, electrical and network systems required by our telecommunications customers.

     During the next twelve months, the NAP of the Americas' managed services are expected to include: Security and Firewall Services; Billing Platform Services; Network Storage Services; Bandwidth Measuring Services; Content Distribution Services; and Disaster Recovery Services. We also expect to add other services as demand and technology dictate.

CUSTOMERS

     As of November 13, 2001, we had 51 signed binding customers contracts with an average term of five years. These contracts are expected to generate aggregate contract revenue of approximately $43.0 million for the NAP. The more than 100 members of the consortium, as well as telecommunication operators, Internet Service Providers, educational institutions, Application Service Providers, and content providers, represent principal potential customers for the services provided by the NAP of the Americas.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     The NAP of the Americas was considered operational as of July 1, 2001. Therefore no start-up costs are reflected for the three months ended September 30, 2001.

     Revenue. Total revenue decreased by $3.6 million, or 45.0%, to $4.4 million for the three months ended September 30, 2001 from $8.0 million for the three months ended September 30, 2000.

     Data center revenue was $0.4 million for the three months ended September 30, 2001. No data center revenue was recorded for the comparable period during 2000. The increase was attributable to our peering and colocation services offered at the NAP. We expect data center revenue to increase in future periods as customers continue to set up their operations in the NAP of the Americas. Future data center revenue will be derived from peering, colocation and managed services.

     Revenue from real estate sales was $1.1 million for the three months ended September 30, 2000 and is attributable to the sale of five condominium units. For the three months ended September 30, 2001, revenue from two condominium units sold is recorded as gain on the sale of real estate held for sale.

     Development, commission and construction fees increased approximately $0.2 million, or 24.2%, from $0.9 million for the three months ended September 30, 2000 to $1.1 million for the three months ended September 30, 2001. This increase resulted from an increase in development and construction fees earned of $91,000, and an increase of $6,000 in commissions from lease signings from managed buildings.

     Management fees earned decreased approximately $0.2 million, or 29.0%, from $0.6 million for the three months ended September 30, 2000 to $0.4 million for the three months ended September 30, 2001. Management fees relate to management of telecom, commercial and residential properties.

     Construction contract revenue was $2.5 million for the three months ended September 30, 2001 as compared to $5.4 million for the three months ended September 30, 2000. The decrease is a result of the number of contracts in process. During the September 30, 2001 period we had four construction contracts in process compared to 19 during the September 30, 2000 period.

     Data Center and Telecom Facilities Operations. Data center operations expense was $3.2 million for the three months ended September 30, 2001. No cost was recorded for the comparable period during 2000. The increase was attributable to costs associated with the operations of the NAP of the Americas. The significant components of these expenses include -- rent expense, operations personnel, electricity and chilled water costs and security services. With the exception of electricity and chilled water costs, the majority of these expenses are fixed in nature. We expect that our costs of electricity and chilled water and costs related to new managed services will increase in the future as more customers set up their operations in the NAP of the Americas.

     Cost of Real Estate Sold. Cost of real estate sold was $0.9 million for the three months ended September 30, 2000. For the three months ended September 30, 2001, the cost of real estate sold was included in calculating the gain for real estate held for sale.

     Construction Contract Expenses. Construction contract expenses were $1.9 million for the three months ended September 30, 2001 as compared to $5.0 million for the three months ended September 30, 2000. The decrease is a result of the number of contracts in process. During the September 30, 2001 period, we had four construction contracts in process compared to 19 during the September 30, 2000 period. We do not currently anticipate any losses on any of the individual contracts.

     General and Administrative Expenses. General and administrative expenses decreased by $0.5 million, or 10.0%, from approximately $5.3 million for the three months ended September 30, 2000 to $4.8 million for the three months ended September 30, 2001. This decrease is attributable to the decrease in our investment in personnel and corporate infrastructure related to non core assets. The significant components of these expenses include personnel, insurance, office expenses and professional fees. During the three months ended September 30, 2001, our efforts included establishing internal operations to support our Internet and telecom infrastructure services strategy. We expect general and administrative expenses directly relating to TerreNAP(SM) Data Centers to increase over time as we continue to expand our operations.

     Sales and Marketing Expenses. Sales and marketing expenses increased $0.4 million, or 38.4%, for the three months ended September 30, 2001. The increase is principally due to the decrease of marketing expenses associated with the sale of real estate partially offset by the increase in marketing expenses associated with marketing the TerreNAP(SM) Data Centers including NAP of the Americas.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased from $1.3 million for the three months ended September 30, 2000 to $2.0 million for the three months ended September 30, 2001. The increase resulted primarily from the depreciation of the equipment used in the NAP of the Americas, which was placed in service on July 1, 2001. Therefore, no similar expenses were recorded for the comparable period during 2000.

     Interest Expense. Interest expense increased from $0.1 million for the three months ended September 30, 2000 to $2.3 million for the three months ended September 30, 2001 due to an increase in the average debt balance outstanding.

     Interest Income. Interest income decreased from $0.2 million for the three months ended September 30, 2000 to $0.03 million for the three months ended September 30, 2001, due to a decrease in our average cash balances invested.

     Other Income (Expense). Other income (expense) decreased from $0.5 million for the three months ended September 30, 2000 to $0.4 million for the three months ended September 30, 2001 due primarily to income earned from our hospitality operations.

     Gain on the Sale of Real Estate Held for Sale. In July 2001, we sold Fortune House II for $17.2 million and recorded a gain of $3.9 million. During the three months ended September 30, 2001, we sold two condominium units and recorded a net gain of $0.03 million.

     Impairment of Leasehold Improvements. During the three months ended September 30, 2001, in accordance with SFAS No. 121, we evaluated the carrying value of our leasehold improvements. Our Santa Clara facility was impaired due to a decline in the technology sector and general economic conditions. We have issued an option to purchase our interest at a price less than its carrying value. Accordingly we recorded an impairment charge of $6.5 million and adjusted the basis of the related asset to reflect the option. The alternatives for this facility are to lease it, to sell our leasehold interest or the third party to exercise their option.

     Net Loss from Continuing Operations. Net loss from continuing operations increased from $4.8 million for the three months ended September 30, 2000 to $13.3 million for the three months ended September 30, 2001. This increase was primarily due to the data center operations costs and the impairment of our Santa Clara facility.

     Net Loss from Discontinued Operations. The net loss from discontinued operations recorded for the three months ended September 30, 2000 of $6.9 million reflects the losses from operations related to the AmTec and other acquisitions, the operations of which were subsequently discontinued.

  SIX MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2000

     Revenue. Total revenue decreased $0.3 million, or 2.8%, to $9.5 million for the six months ended September 30, 2001 from $9.8 million for the six months ended September 30, 2000.

     Data center revenue was $0.6 million for the six months ended September 30, 2001. No data center revenue was recorded for the comparable period during 2000. The increase was attributable to our peering and colocation services offered at the NAP. We expect data center revenue to increase in future periods as customers continue to set up their operations in the NAP of the Americas. Future data center revenue will be derived from peering, colocation and managed services.

     Revenue from real estate sales was $1.7 million for the six months ended September 30, 2000 and was attributable to the sale of eight condominium units. The revenue from the four condominium units sold during the six months ended September 30, 2001 is recorded as gain on the sale of real estate held for sale.

     Development, commission and construction fees increased approximately $0.2 million, or 11.4%, from $1.7 million for the six months ended September 30, 2000 to $1.9 million for the six months ended September 30, 2001. This increase resulted from an increase in development and construction fees earned.

     Management fees earned decreased approximately $0.1 million, or 11.7%, from $0.9 million for the six months ended September 30, 2000 to $0.8 million for the six months ended September 30, 2001. Management fees relate to management of telecom, commercial and residential properties.

     Construction contract revenue was $6.2 million for the six months ended September 30, 2001 as compared to $5.4 million for the six months ended September 30, 2000. The increase is attributable to the inclusion of six months of operations of Post Shell Technology Contractors in the 2001 period as compared to approximately three months during the 2000 period, partially offset by the decrease in the number of contracts in 2001 as compared to 2000.

     Data Center and Telecom Facilities Operations Expense. Data center and telecom facilities operations expense was $4.0 million for the six months ended September 30, 2001. No cost was recorded for the comparable period during 2000. The increase was attributable to costs associated with the operations of the NAP of the Americas facility. The significant components of these expenses include -- rent expense, operations personnel, electricity and chilled water costs and security services. With the exception of electricity and chilled water costs, the majority of these expenses are fixed in nature. We expect that our costs of electricity and chilled water and costs related to new managed services will increase in the future as more customers set up their operations in the NAP of the Americas.

     Start-Up Costs Data Center and Telecom Facilities. Start-up costs for our NAP of the Americas in Miami, Florida, and our colocation facility in Santa Clara, California was approximately $2.9 million and $0.5 million, for the six months ended September 30, 2001, respectively. No cost was recorded for the comparable period during 2000.

     Cost of Real Estate Sold. Cost of real estate sold was $1.4 million for the six months ended September 30, 2000. The cost of real estate sold during the six months ended September 30, 2001 is included in calculating the gain for real estate held for sale.

     Construction Contract Expenses. Construction contract expenses were $4.7 million for the six months ended September 30, 2001 as compared to $5.1 million for the six months ended September 30, 2000. The decrease is a result of the number of contracts in process and the stage of completion of those projects. During the September 30, 2001 period, we had four construction contracts in process compared to 19 during the September 30, 2000 period. These costs are related to construction contracts resulting from our acquisition of Post Shell Technology Contractors during the period and the percentage of completion of those projects. We do not currently anticipate any losses on any of the individual contracts.

     General and Administrative Expenses. During the six months ended September 30, 2001, our efforts included establishing internal operations to support our Internet and telecom infrastructure services strategy. General and administrative expenses increased by $1.3 million, or 16.9%, from approximately $7.6 million for the six months ended September 30, 2000 to $8.9 million for the six months ended September 30, 2001. This increase is attributable to our investment in personnel and corporate infrastructure. The significant components of these expenses include personnel, insurance, office expenses and professional fees. We expect general and administrative expenses directly relating to TerreNAP(SM) Data Centers to continue increasing over time as we continue to expand our operations.

     Sales and Marketing Expenses. Sales and marketing expenses increased $0.1 million, or 7.4%, for the six months ended September 30, 2001. The increase is principally due to the decrease of marketing expenses associated with the sale of real estate offset by the increase in marketing expenses associated with marketing the TerreNAP Data Centers including NAP of the Americas.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased from $1.7 million for the six months ended September 30, 2000 to $2.6 million for the six months ended September 30, 2001. The increase resulted primarily from the depreciation of the equipment used in the NAP of the Americas, which was placed in service on July 1, 2001. Therefore, no similar expenses were recorded for the comparable period during 2000.

     Interest Expense. Interest expense increased from $0.3 million for the six months ended September 30, 2000 to $3.3 million for the six months ended September 30, 2001 due to an increase in our average debt balance outstanding.

     Interest Income. Interest income decreased from $0.3 million for the six months ended September 30, 2000 to $0.08 million for the six months ended September 30, 2001, due to a decrease in our average cash balances invested.

     Gain on the Sale of Real Estate Held for Sale. In July 2001, we sold Fortune House II for $17.2 million and recorded a gain of $3.9 million. During the six months ended September 30, 2001 we sold four condominium units and recorded a net gain of $0.1 million.

     Impairment of Leasehold Improvements. During the six months ended September 30, 2001, in accordance with SFAS No. 121, we evaluated the carrying value of our leasehold improvements. Our Santa Clara facility was impaired due to a decline in the technology sector and general economic conditions. We have issued an option to purchase our interest at a price less than its carrying value. Accordingly we recorded an impairment charge of $6.5 million and adjusted the basis of the related asset to reflect the option. The alternatives for this facility are to lease it, to sell our leasehold interest or the third party to exercise their option.

     Net Loss From Continuing Operations. Net loss from continuing operations increased from $8.0 million for the six months ended September 30, 2000 to $21.3 million for the six months ended September 30, 2001. This increase was due to the data center and telecom facilities start-up costs incurred in the first quarter of 2002, the costs incurred since the opening of data center operations on July 1, 2001, the impairment of the Santa Clara facility and additional interest on debt.

     Net Loss From Discontinued Operations. The net loss from discontinued operations of $9.2 million recorded for the six months ended September 30, 2000 reflects the losses from operations related to the AmTec and other acquisitions, the operations of which were subsequently discontinued.

     Liquidity and Capital Resources. Cash used in continuing operations for the six months ended September 30, 2001 was approximately $19.7 million compared to cash used in operations of $11.3 million for the six months ended September 30, 2000. This increase was primarily the result of increased losses of approximately $4.1 million. Cash used in discontinued operations amounted to $2.1 million for the six months ended September 30, 2000. There were no similar losses for the six months ended September 30, 2001. In the aggregate, cash used in operating activities was $19.7 million and $13.4 million for the six months ended September 30, 2001 and 2000, respectively.

     Cash used in investing activities for the six months ended September 30, 2001 was $29.3 million compared to cash provided by in investing activities of $51.5 million for the six months ended September 30, 2000. Cash provided by investing activities for the six months ended September 30, 2000 resulted primarily from the sale of Terremark Centre for $55.8 million. Cash used in investing activities for the six months ended September 30, 2001 resulted primarily from $40.8 million of cash used for the purchase of property and equipment related to the NAP of the Americas and our colocation facility in Santa Clara, California.

     Cash provided by financing activities for the six months ended September 30, 2001 was $49.1 million compared to cash used in financing activities of $36.2 million for the six months ended September 30, 2000. Cash used in financing activities for the six months ended September 30, 2000 resulted primarily from payments on loans of approximately $75.2 million, including approximately $55.2 million in debt associated with Terremark Centre and $14.6 million related to a cancelled line of credit, partly offset by $28.1 million provided by the sale of our common stock. Cash provided by financing activities for the six months ended September 30, 2001 resulted primarily from $68.2 million of new borrowings and convertible debt and $7.3 million of construction payables relating to the NAP of the Americas and our colocation facility in Santa Clara, California.

     Our consolidated financial statements as of March 31, 2001 have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our independent auditors have issued a report dated July 9, 2001 stating that our recurring operating losses, and negative cash flows, and stockholders' deficit, combined with our current lack of credit facilities raise substantial doubt as to our ability to continue as a going concern. Investors in our securities should review carefully our March 31, 2001 consolidated financial statements and the report of our independent accountants thereon. Our ability to continue as a going concern is dependent on several factors, including our ability to raise additional capital and our ability to improve our operations. There can be no assurance that any financing will be available through bank borrowings, debt or equity issuances, vendor lines of credit, or otherwise, on acceptable terms or at all. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution both in terms of their percentage interest in the Company and the net book value per share of common stock. While we are actively seeking strategic solutions to our funding issue, there can be no assurance that we will be able to continue as a going concern.

     We incurred a net loss of $21.3 million from continuing operations for the six months ended September 30, 2001. This loss primarily reflects establishment of internal operations to support Internet and telecom infrastructure services and start-up costs associated with the NAP of the Americas, impairment of the Company's colocation facility in Santa Clara, California and interest expense on debt. We expect that we will need a significant infusion of cash to fund retained business operations and planned expansion during the remainder of this fiscal year. To complete the NAP of the Americas and to fund existing operations during fiscal year 2002, we will need approximately $20.0 million in debt or equity financing, exclusive of interest costs thereon. These funds would be used to fund the build-out and working capital of the NAP of the Americas. Expectations of cash needs are based on certain assumptions, the most significant being the signing of additional customer contracts at the NAP of the Americas during fiscal year 2002. We have identified additional potential customers and are actively marketing to them available services in the NAP of the Americas. Our plan for the balance of the fiscal year ending March 31, 2002 is predicated on obtaining customer contacts, which on an annual basis would generate revenues of approximately $20.0 million.

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

     In the quarter ended September 30, 2001, we met our liquidity needs primarily through obtaining additional asset based financing. We continue to have current liquidity needs to support repayment of our construction and other payables and support operations. Our plan to increase liquidity includes additional asset based mezzanine financing, equity funding, entering into strategic relationships, renegotiating currently due construction payables into larger term obligations, and the potential sale of additional debt or equity securities sufficient to fund our 2002 business plan. There can be no assurance that such financing will be available to us. Our ability to obtain financing may be adversely affected by future declines in the technology sector and general economic conditions. Further, any additional equity financing may be dilutive to existing shareholders.

     On September 5, 2001, we closed on a $48.0 million credit facility with a bank. The credit facility bears interest at an annual rate of 9.25%, interest is paid monthly and the principal balloons in 18 months. We have the option to exercise two nine-month extension periods each at a cost of 0.5% of the principal balance outstanding and a principal repayment of $2.5 million. During each period under extension, a $250,000 monthly principal repayment plus interest is due. At closing, the total amount of the credit facility was disbursed except for approximately $6.6 million that has been held as an interest reserve. For the first nine months after the closing of the loan, the reserve may be drawn down on a monthly basis as interest payments are made. Thereafter, the reserve may be drawn down only if the NAP of the Americas achieves annualized revenues of at least $33.0 million. The proceeds of the credit facility have been used to (i) refinance $13.5 million of our short-term debt and (ii) fund the NAP of the Americas build-out costs. The credit facility is secured by all of our assets and all of our stock in certain of our subsidiaries. The credit facility allows for up to a $25.6 million junior lien position on the assets of our subsidiary the NAP of the Americas, Inc. As a condition to the credit facility, Manuel D. Medina, our Chief Executive Officer, was required to (i) provide a personal guarantee of the credit facility, (ii) provide a $5.0 million certificate of deposit to the bank as collateral on certain personal loans that Mr. Medina has with the bank and (iii) commit to repay those personal loans by December 31, 2001.

     On September 5, 2001, in consideration of Mr. Medina's personal requirements under the credit facility, we entered into an amended and restated employment agreement with Mr. Medina. Under the terms of the amended and restated employment agreement we will: indemnify Mr. Medina from any personal liability related to his guarantees of any of our debt, use commercially reasonable efforts to relieve Mr. Medina of all his guarantees of our debt, provide $6.5 million of cash collateral to the bank should Mr. Medina be unable to repay the personal loans by December 31, 2001, and provide a $5.0 million loan to Mr. Medina for as long as his guarantees of our debt exist. Additionally, as long as Mr. Medina's guarantees of our debt exist, we have agreed to nominate Mr. Medina as the management representative on the our Board of Directors and not remove Mr. Medina, unless for good cause, or remove any of our officers without Mr. Medina's consent. There was no change in the amount or timing of Mr. Medina's cash or non-cash compensation.

     In connection with Mr. Medina's amended and restated employment agreement, during September 2001, we issued a loan in the amount of $5.0 million to Mr. Medina. The loan is non-interest bearing and matures when Mr. Medina's existing guarantees of our debt are relieved.

     Historically, we have funded operations and investing activities primarily through short term and long-term debt and equity transactions. Debt financing as of September 30, 2001 primarily includes the following:

          (1) $26.6 million in principal amount of subordinated convertible debt issued. Interest accrues at 13%, and is payable quarterly beginning March 31, 2001. The debt matures on December 31, 2005 and is convertible into shares of our common stock at 120% of the 20-day average trading price prior to its closing. We are permitted to prepay the debentures, which will entitle holders to warrants or a premium over their outstanding principal declining from 105% in 2001 at the rate of 1% per year;

          (2) $48.0 million loan from a commercial bank secured by certain assets and personal guarantees of some of our executives (as of September 30, 2001 approximately $41.3 million had been drawn on this facility);

          (3) $4.7 million under various capital lease arrangements, with various terms, secured by equipment;

          (4) $1.6 million under a loan from a commercial bank secured by certain assets and personal guarantees of some of our executives; and

          (5) $1.5 million of short term financing was borrowed from certain members of our executive management team.

     Subsequent to September 30, 2001, we obtained $0.85 million of short term financing from certain of our officers and directors.

     In addition to our operating commitments, we have made certain guarantees. The Technology Center of the Americas, LLC, ("TECOTA") where the NAP of the Americas is located, obtained $48.0 million of equity and $61.0 million of construction financing to fund the construction of TECOTA during September 2000. During September 2001, our guaranty of such construction financing was reduced from approximately $60.6 million to $9.5 million.

     As of September 30, 2001, TECOTA had accounts payable and accrued expenses of $3.1 million and construction related debt of $28.6 million. Currently we do not expect to fund any amounts under our guarantee.

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

NEW ACCOUNTING PRONOUNCEMENTS

     On June 29, 2001, the FASB approved its proposed Statements of Financial Accounting Standards No. 141 (FASB 141), BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. FASB 141 requires that all business combinations subsequent to June 30, 2001 be accounted for under the purchase method of accounting. FASB 142 requires cessation of goodwill amortization and periodic evaluation of the goodwill carrying value. The provisions of FASB 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt FASB 142 at the beginning of its fiscal year ending March 31, 2002.

     In August 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 144 (FASB 144), Accounting for the Impairment or Disposal of Long-Lived Assets. FASB 144 supercedes FASB 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business. FASB 144 retains the requirements of FASB 121 for recognition and measurement of an impairment loss on long-lived assets, and establishes a single accounting model for all long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of FASB 144 are effective for fiscal years beginning after December 15, 2001. The Company will adopt FASB 144 at the beginning of its fiscal year ending March 31, 2003.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On September 5, 2001, we issued warrants to purchase 750,000 shares of common stock to a third party in connection with a modification of the terms of our obligations to such third party for services performed. The warrants are exercisable at $0.77 per share and expire September 2006.

     On March 22, 2001, we issued warrants to purchase 300,000 shares of common stock to a third party for services performed. The warrants are exercisable at $2.00 per share and expire March 2006.

     On June 12, 2001, we issued warrants to purchase an aggregate of 100,000 shares of common stock to third parties for services performed. The warrants are exercisable at $1.72 per share and expire June 2011.

     On June 12, 2001, we issued warrants to purchase 50,000 shares of common stock to a third party for services performed. The warrants are exercisable at $1.72 per share and expire June 2002.

     On June 26, 2001, we issued warrants to purchase 25,000 shares of common stock to a third party for services performed. The warrants are exercisable at $2.00 per share and expire June 2003.

     All of the warrants were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

     During the three months ended September 30, 2001, we sold $4,530,364 in principal amount of our 13% Subordinated Convertible Debentures due December 31, 2005. Each debenture is convertible (in multiples of $50,000) at a price per share equal to 120% of the average market price of our common stock for the twenty (20) trading days preceding the date the debenture was purchased. The debentures are convertible at any time, but shares issued upon conversion may not be sold or transferred prior to December 31, 2001. We may prepay the debentures at any time on 15 days' notice. Upon prepayment, the Holder may request repayment either: (i) at a premium (5% in 2001 decreasing to 0% in 2005); or (ii) at par with warrants to purchase shares of common stock in an amount equal to 10% of the principal repaid exercisable at the conversion price. The holder may call the debentures, with no premium or warrants, during the month of January 2003. Conversion rights cease on notice of election to call.

     The offer and sale of the debentures were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act") as the debentures were sold to accredited investors pursuant to Regulation D and to non-United States persons in offshore transactions pursuant to Regulation S each as promulgated under the Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

        10.1 -- Amendment to Employment Agreement with Manuel D. Medina.

        10.2 -- Amended and Restated Credit Agreement with Ocean Bank.

     (b) Reports on Form 8-K:

        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Terremark Worldwide, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TERREMARK WORLDWIDE, INC.

                                          By:     /s/ MANUEL D. MEDINA
                                            ------------------------------------
                                                     Manuel D. Medina,
                                                Chairman of the Board, Chief
                                                      Executive Officer

Date: November 14, 2001

                                          By:      /s/ JOSE A. SEGRERA
                                            ------------------------------------
                                                      Jose A. Segrera
                                                  Chief Financial Officer

Date: November 14, 2001