Form 10-Q
period 2001-12-31
TERREMARK WORLDWIDE INC
filed 2002-02-14
CIK 912890

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2001.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to .

Commission file number: 0-22520

Terremark Worldwide, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-1981922
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2601 S. Bayshore Drive

Miami, Florida 33133
(Address of Principal Executive Offices and Zip Code)

(305) 856-3200

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

      The registrant had 199,222,179 shares of common stock, $0.001 par value, outstanding as of February 1, 2002.

TERREMARK WORLDWIDE, INC.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

TERREMARK WORLDWIDE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2001	2001

	(Unaudited)
ASSETS
Cash and cash equivalents	$1,920,960	$5,574,687
Restricted cash	757,573	32,039
Accounts receivable	2,658,947	2,871,119
Contracts receivable	712,401	4,637,916
Property and equipment, net	65,991,542	25,065,989
Investment in TECOTA, at cost	489,855	489,855
Note receivable — related party (Note 7)	5,000,000	—
Other assets	2,741,012	2,823,579
Identifiable intangible assets and goodwill, net of accumulated amortization of $3,717,380 and $1,226,529, respectively	21,221,886	23,712,737
Real estate held for sale	130,857	12,860,657

Total assets	$101,625,033	$78,068,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$52,963,190	$13,680,843
Construction payables — property and equipment (Note 8)	25,562,925	16,960,452
Trade payables and other liabilities	8,800,871	16,016,521
Capital lease obligations	4,431,665	1,083,844
Convertible debt (Note 9)	27,647,700	15,855,382
Deferred revenue	1,050,486	284,693
Interest payable	1,274,341	323,153
Net liabilities of discontinued operations	1,523,258	2,700,847

Total liabilities	123,254,436	66,905,735

Series H redeemable convertible preferred stock: $.001 par value, 294 and -0-shares authorized, issued and outstanding, respectively	500,000	—

Series G convertible preferred stock: $.001 par value, 20 shares authorized, issued and outstanding	1	1
Common stock: $.001 par value, 300,000,000 shares authorized; 200,622,179 and 200,507,179 shares issued, of which 1,400,000 shares are held in treasury, respectively	200,622	200,507
Paid in capital	125,379,679	125,339,544
Retained deficit	(149,644,841)	(115,724,620)
Common stock warrants	2,813,614	2,059,398
Common stock options	1,549,647	1,716,138
Less cost of shares of common stock in treasury	(2,428,125)	(2,428,125)
Commitments and contingencies

Total stockholders’ (deficit) equity	(22,129,403)	11,162,843

Total liabilities and stockholders’ equity	$101,625,033	$78,068,578

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended		For the Three Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
Revenues
Data center	$1,299,174	$—	$677,721	$—
Real estate sales	—	2,752,748	—	1,037,206
Development, commission and construction fees	2,758,456	5,769,659	823,539	4,032,913
Management fees	1,061,515	1,634,315	243,313	707,747
Construction contracts	6,175,679	14,133,231	—	8,691,092

Operating revenues	11,294,824	24,289,953	1,744,573	14,468,958

Expenses
Data center and telecom facilities operations	8,068,283	—	4,019,139	—
Start-up costs — data centers and telecom facilities	3,383,127	1,616,945	—	1,616,945
Cost of real estate sold	—	2,134,572	—	700,076
Construction contract expenses	5,014,962	12,727,524	303,108	7,644,200
General and administrative	11,962,334	13,552,458	3,060,949	5,934,976
Sales and marketing	2,833,889	2,266,496	955,602	516,830
Depreciation and amortization	4,880,394	2,696,324	2,263,370	1,005,253
Impairment of leasehold improvements	6,462,315	4,155,178		4,155,178

Operating expenses	42,605,304	39,149,497	10,602,168	21,573,458

Loss from operations	(31,310,480)	(14,859,544)	(8,857,595)	(7,104,500)

Other income (expense)
Interest income	86,225	402,895	6,456	107,355
Interest expense	(6,442,876)	(511,715)	(3,124,121)	(174,529)
Other income (expense)	(328,431)	(452,914)	(728,640)	(281,361)
Dividend on preferred stock	(19,244)	(34,806)	(7,497)	—
Gain on sale of real estate held for sale	4,094,585	—	105,952	—

Total other expense	(2,609,741)	(596,540)	(3,747,850)	(348,535)

Loss from continuing operations before income taxes	(33,920,221)	(15,456,084)	(12,605,445)	(7,453,035)
Income taxes	—	—	—	—

Loss from continuing operations	(33,920,221)	(15,456,084)	(12,605,445)	(7,453,035)

Loss from discontinued operations, net of income taxes of $-0-	—	(16,793,913)	—	(7,563,501)

Net loss	$(33,920,221)	$(32,249,997)	$(12,605,445)	$(15,016,536)

Basic and diluted loss per common share:
Continuing operations	$(.17)	$(.08)	$(.06)	$(.03)
Discontinued operations	—	(.09)	—	(.04)

Net loss	$(.17)	$(.17)	$(.06)	$(.07)

Weighted average common shares outstanding	199,217,997	184,655,075	199,222,179	200,372,179

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Stockholders’ Equity

		Common Stock
		Par Value $.001
				Additional	Common	Common
	Preferred	Issued		Paid-in	Stock	Stock	Treasury	Retained
	Stock	Shares	Amount	Capital	Warrants	Options	Stock	Deficit

Balance at March 31, 2001	$1	200,507,179	$200,507	$125,339,544	$2,059,398	$1,716,138	$(2,428,125)	$(115,724,620)
Exercise of stock options		115,000	115	40,135
Forfeiture of stock options	—	—	—	—	—	(166,491)	—	—
Warrants issued	—	—	—	—	754,216	—	—	—
Net loss	—	—	—	—	—	—	—	(33,920,221)

Balance at December 31, 2001 (unaudited)	$1	200,622,179	$200,622	$125,379,679	$2,813,614	$1,549,647	$(2,428,125)	$(149,644,841)

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	December 31,

	2001	2000

	(Unaudited)
Cash flows from operating activities:
Net loss	$(33,920,221)	$(32,249,997)
Adjustments to reconcile net loss to net cash used in operating activities
Discontinued operations	—	16,793,913
Depreciation and amortization of capital leases	2,389,543	668,451
Amortization of intangible assets and goodwill	2,490,851	2,067,467
Amortization of loan costs to interest expense	1,221,154	119,086
Amortization of prepaid compensation and other	70,401	98,500
Gain on sale of real estate held for sale	(4,094,585)	—
Loss on sale of property and equipment	98,521	—
Impairment of long-lived assets	6,462,315	4,155,178
(Increase) decrease in:
Real estate inventories	—	(1,199,371)
Restricted cash	(725,534)	366,776
Accounts receivable	212,172	29,610
Contracts receivable	3,925,515	(4,572,643)
Other assets	(950,554)	149,127
Increase (decrease) in:
Trade payable and other liabilities	(7,215,648)	6,846,583
Interest payable	957,601	411,414
Deferred revenue	765,793	281,015
Net assets/liabilities of discontinued operations	(1,177,589)	(3,473,645)

Net cash used in continuing operations	(29,490,265)	(9,508,536)
Net cash used in discontinued operations	—	(5,851,299)

Net cash used in operating activities	(29,490,265)	(15,359,835)

Cash flows from investing activities:
Purchase of property and equipment	(45,270,927)	(6,230,494)
Investment in unconsolidated entities, net	—	(4,121,397)
Proceeds from sale of real estate held for sale	16,824,385	55,781,259
Proceeds from sale of property and equipment	30,000	—
Note receivable — related party	(5,000,000)	—
Cash acquired in acquisitions	—	2,368,273

Net cash (used in) provided by investing activities	(33,416,542)	47,797,641

Cash flows from financing activities:
Construction payables — property and equipment	8,602,473	—
New borrowings	65,703,991	13,762,403
Payments on loans	(26,421,644)	(76,254,628)
Convertible debt	11,773,951	2,996,159
Capital lease obligations	(945,941)	—
Exercise of stock options	40,250	470,743
Sale of common stock	—	28,122,925
Warrants	—	168,575
Sale of preferred stock	500,000	—

Net cash provided by (used in) financing activities	59,253,080	(30,733,823)

Net (decrease) increase in cash	(3,653,727)	1,703,983
Cash and cash equivalents at beginning of period	5,574,687	3,391,977

Cash and cash equivalents at end of period	$1,920,960	$5,095,960

Supplemental Disclosure:
Interest paid (net of amount capitalized)	$5,491,688	$678,382
Taxes paid	—	—
Non-cash portion of assets acquired under capital leases	4,293,762	435,338

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

1.     Business and Organization

      Terremark Worldwide, Inc. and its subsidiaries (the “Company”) is a multinational corporation that provides Internet infrastructure and managed services. It is the owner and operator of the NAP of the Americas, the fifth Tier-1 Network Access Point (“NAP”) in the world. The NAP of the Americas in Miami, Florida, was fully placed in service on July 1, 2001. The Company’s strategy is to leverage its experience as the owner and operator of the NAP of the Americas by developing and operating TerreNAPSM Data Centers in Latin America. TerreNAPSM Data Centers will provide peering, colocation and managed services to carriers, Internet service providers, other Internet companies and enterprises.

2.     Liquidity

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a stockholder’s deficit of $22,129,403 at December 31, 2001 and incurred a net loss of $33,920,221 for the nine months then ended. This loss primarily reflects establishment of internal operations to support Internet and telecom infrastructure services and start-up costs associated with the NAP of the Americas, impairment of the Company’s colocation facility in Santa Clara, California and interest expense on debt. To fund existing operations during the balance of fiscal year 2002, the Company believes it will need approximately $20 million to $25 million in debt or equity financing, exclusive of interest costs thereon. The majority of these funds would be used to fund the build-out and working capital of the NAP of the Americas. These expectations are based upon certain assumptions, the most significant being the signing of additional customer contracts at NAP of the Americas. The Company’s plan is predicated on obtaining additional new customer contracts during 2002, which on an annual basis would generate revenues of approximately $33 million.

3.     Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for complete annual financial statements. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair presentation of the results for the interim periods presented. Operating results for the quarter ended December 31, 2001 may not be indicative of the results that may be expected for the year ending March 31, 2002. Amounts as of March 31, 2001, included in the condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date.

      These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2001.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

      Certain reclassifications have been made to the prior periods’ financial statements to conform with current presentation.

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

      In August 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 144 (FASB 144), Accounting for the Impairment or Disposal of Long-Lived Assets. FASB 144 supercedes FASB 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business. FASB 144 retains the requirements of FASB 121 for recognition and measurement of an impairment loss on long-lived assets, and establishes a single accounting model for all long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of FAS 144 are effective for fiscal years beginning after December 15, 2001. The Company will adopt FAS 144 at the beginning of its fiscal year ending March 31, 2003.

4.     Contracts Receivable

      Contracts receivable consist of the following:

	December 31,	March 31,
	2001	2001

	(Unaudited)
Completed contracts	$712,401	$939,312
Contracts in progress	—	2,543,489
Retainage	—	1,155,115

	$712,401	$4,637,916

5.     Real Estate Held for Sale

      Real estate held for sale is summarized as follows:

	December 31,	March 31,
	2001	2001

	(Unaudited)
Fortune House II land and improvements	$—	$11,668,090
Fortune House I completed condominium units	130,857	1,192,567

	$130,857	$12,860,657

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Property and Equipment, net

      Property and equipment, net consist of the following:

	December 31,	March 31,
	2001	2001

	(Unaudited)
Leasehold improvements	$53,334,103	$1,217,608
Furniture and equipment	14,875,266	3,433,806

	68,209,369	4,651,414
Less accumulated depreciation and amortization	(2,708,853)	(542,217)

	65,500,516	4,109,197
Construction in process	—	20,956,792
Equipment held for installation	491,026	—

	$65,991,542	$25,065,989

Property and equipment, net includes $60,616,442 and $4,030,533 in assets related to the NAP of the Americas and a colocation facility in Santa Clara, California, respectively, at December 31, 2001. We are currently working on leasing the facility in Santa Clara, California, or selling our leasehold interest.

7.     Notes Payable

      Notes payable consist of the following:

	December 31,	March 31,
	2001	2001

	(Unaudited)
Note payable to a financial institution, collateralized primarily by substantially all assets of the NAP of the Americas and a personal guaranty of the Chief Executive Officer. Interest accrues at 9.25%, payable monthly, with principal balance due March 5, 2003. Maturity date may be extended for two nine-month periods subject to certain conditions	$42,644,583	$—
Unsecured note payable to certain directors and a shareholder of the Company. Interest accrues at 8.25%, with principal installments of $150,000 and interest due quarterly commencing March 31, 2002 and maturing on June 23, 2003.	3,500,000	—
Unsecured notes payable to corporations, interest accrues at 15%. Principal and interest due January 2003	1,599,704	—
Note payable to a financial institution, collateralized by certain assets and personal guarantees of the Chief Executive Officer and certain executives of the Company. Interest accrues at 1% over prime, payable monthly, with principal balance due December 31, 2001.	1,500,000	1,750,000
Unsecured notes payable to certain executives and directors of the Company and third party corporations, interest accrues at 13%. Principal and interest due March 31, 2002.	2,100,000	—
Unsecured note payable to individual, interest accrues at 15%. Principal and interest due May 2002.	1,000,000	—
Unsecured note payable to executive officer. Interest accrues at 7.5%, payable monthly, with principal installments of $50,000 due on a quarterly basis with the first such payment being due and payable on June 26, 2002.	250,000

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	March 31,
	2001	2001

	(Unaudited)
Unsecured note payable to a corporation in seventy-five monthly installments of principal and interest beginning January 1, 1999. Interest accrues at 9.5%	230,461	249,326
Unsecured notes payable to individuals, interest accrues at 8%, with interest due monthly. Principal due on demand	138,442	147,139
Note payable to an individual, collateralized by a first mortgage on land, interest accrues at 12% and is payable monthly. Principal due November 10, 2001.	—	7,500,000
$5 million line of credit facility with a financial institution, collateralized by certain assets of the Company. Interest accrues at 1% over prime, payable monthly, with principal balance due upon demand	—	3,500,000
Note payable to a commercial lender, collateralized by a first mortgage on real estate. Principal payable in installments as condominium units are sold. Interest accrues at prime, payable through an interest reserve. Principal and unpaid interest due November 2001, with an option for a six month extension. Guaranteed by the Chief Executive Officer	—	534,378

	$52,963,190	$13,680,843

      On September 5, 2001, the Company closed on a $48.0 million loan. The credit facility bears interest at an annual rate of 9.25%, interest is paid monthly and the principal balloons in 18 months. The Company has the option to exercise two nine-month extension periods each at a cost of 0.5% of the principal balance outstanding and a principal repayment of $2.5 million. During each period under extension, a $250,000 monthly principal repayment plus interest is due. At closing, the total amount of the loan was disbursed except for approximately $6.6 million that was held as an interest reserve. Through June 2002, the interest reserve will be disbursed monthly as interest payments are made. Subsequently, the reserve will be similarly disbursed, provided the NAP of the Americas achieves $33.0 million in annualized revenues. The proceeds of the loan have primarily been used to refinance $13.5 million of the Company’s short-term debt and fund the NAP of the Americas build-out costs. The loan is primarily secured by a first lien position on the assets of the Company’s subsidiary, NAP of the Americas, Inc., and allows for up to a $25.0 million junior lien position on the assets. As a condition to the loan, Manuel D. Medina, the Company’s Chief Executive Officer, was required to provide a personal guaranty, provide a $5.0 million certificate of deposit to the bank as collateral on certain personal loans that Mr. Medina has with the bank and commit to repay those personal loans by December 31, 2001. As of February 13, 2002, Mr. Medina had repaid part of those personal loans and he and the bank have extended the repayment of the remaining balance until July 1, 2002.

      On September 5, 2001 and in consideration of Mr. Medina’s agreements with respect to the loan, the Company entered into an amended and restated employment agreement with Mr. Medina. Under the terms of the agreement, the Company has agreed to indemnify Mr. Medina from any personal liability related to his guarantees of the Company’s debt, use commercially reasonable efforts to relieve Mr. Medina of all his guarantees of the Company’s debt, provide $6.5 million of cash collateral to the bank should Mr. Medina be unable to repay the personal loans by July 1, 2002 and provide a $5.0 million loan to Mr. Medina for as long as his guarantees of the Company’s debt exist.

      In connection with Mr. Medina’s amended and restated employment agreement, during September 2001, the Company issued a loan in the amount of $5.0 million to Mr. Medina. The loan is non-interest bearing and matures when Mr. Medina’s existing guarantees of the Company’s debt are relieved.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company negotiated an extension of the payment date from December 31, 2001 to repay the $1.5 million principal on a note payable to a financial institution through December 31, 2002.

8.     Construction Payables — Property and Equipment

      Construction payables include approximately $24 million of amounts due under promissory notes maturing from May 2002 through November 2002 bearing interest at annual rates ranging from 8.5 to 18 percent.

9.     Convertible Debt

      During the quarter ended December 31, 2001, the Company issued $1,000,000 of additional subordinated convertible debt. Interest accrues at 13% and is payable quarterly. The debt matures on August 30, 2004 and is convertible into the Company’s stock at 125% of the 30-day average trading price prior to the closing. Prepayment by the Company is permitted, but will entitle holders to warrants or a premium over their outstanding principal and interest declining from 105% in 2001 at a rate of 1% per year.

      Subsequent to December 31, 2001, we issued $1.25 million of additional subordinated convertible debt.

      In February 2002, the Company paid approximately $889,000 in interest that was due on December 31, 2001, pursuant to the terms of its 13% Convertible Debentures sold during 2001.

10.     Information about the Company’s Operating Segments

      As of December 31, 2001, the Company had three reportable business segments, data center operations, telecom facilities management and real estate services. The data center operations segment provides Tier 1 NAP, Internet and telecommunications infrastructure and managed services in a data center environment. The telecom facilities management segment develops, manages and leases facilities catering primarily to the telecommunications industry. The real estate services segment constructs, develops, finances and manages real estate projects. The Company’s reportable segments are strategic business operations that offer different products and services. They are managed separately because each business requires different expertise and marketing strategies.

      The accounting policies of the segments are the same as those described in significant accounting policies. Revenues generated among segments are recorded at rates similar to those recorded in third-party transactions. Transfers of assets and liabilities between segments are recorded at cost. The Company evaluates performance based on the segment’s net operating results. The following presents information about reportable segments.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Discontinued
		Telecom		Operations —
For the Nine Months	Data Center	Facilities	Real Estate	Telecom
Ended December 31,	Operations	Management	Services	Services	Total

2001
Revenue	$1,299,174	$—	$9,995,650	$—	$11,294,824
Loss from operations	(18,948,758)	(9,621,680)	(2,740,042)	—	(31,310,480)
Net (loss) income	(22,569,949)	(10,853,574)	(496,698)	—	(33,920,221)
2000
Revenue	—	2,863,443	$21,426,510	$—	$24,289,953
Loss from operations	(1,616,945)	(6,964,905)	(6,277,694)	—	(14,859,544)
Net loss	(1,616,945)	(6,902,237)	(6,936,902)	(16,793,913)	(32,249,997)
Assets, as of
December 31, 2001	$67,990,716	$21,987,877	$11,646,440	$—	$101,625,033
March 31, 2001	19,310,184	24,910,377	33,848,017	—	78,068,578

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended March 31, 2001, our Condensed Consolidated Financial Statements and elsewhere in this filing. The information is intended to facilitate an understanding and assessment of significant changes and trends related to our financial condition and results of operations.

      This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are indicated by words or phrases such as “anticipate,” “projects,” “management believes,” “Terremark believes,” “intends,” “expects,” and similar words or phrases. Such forward-looking statements are subject to certain risks, uncertainties or assumptions and may be affected by certain other factors. These factors are set forth in our Form 10-K for the year ended March 31, 2001 and include, but are not limited to:

•	Our ability to obtain the funds necessary to discharge our obligations associated with our strategy of developing and operating TerreNAPSM Data Centers, including the NAP of the Americas.

•	Our recurring operating losses, negative cash flows, and liquidity deficit, combined with our current lack of credit facilities, which raise substantial doubt as to our ability to continue as a going concern.

•	The rapidly evolving market for Internet infrastructure services, which is likely to be characterized by an increasing number of market entrants.

•	Our ability to establish additional TerreNAPSM Data Centers or effectively manage our expansion.

•	Our ability to attract customers to our new TerreNAPSM Data Centers.

•	The continued growth of our customer base and the retention of our customers.

•	Our relationships with third party suppliers for key components of our infrastructure.

•	System security risks.

•	Government regulation and legal uncertainties.

•	The numerous risks associated with international operations.

•	Our ability to obtain the licenses and approvals necessary in order to expand our services and enter new markets.

Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements of Terremark Worldwide may vary materially from any future results, performance or achievements expressed or implied by the forward-looking statements.

      All subsequent written and oral forward-looking statements attributable to Terremark Worldwide or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Readers are cautioned not to place undue reliance on forward-looking statements. Terremark Worldwide undertakes no obligation to publicly revise any forward-looking statements to reflect events or circumstances that arise after the filing of this Form 10-Q.

Overview

      We are a multinational company that facilitates Internet connectivity and provides Internet infrastructure and managed services. We are the owner and operator of the NAP of the Americas, the fifth Tier-1 Network Access Point in the world, and as a result, we have become an internationally recognized Internet infrastructure and managed services provider. The NAP of the Americas, the first TerreNAPSM Data Center, and the only carrier-neutral Tier-1 Network Access Point, or NAP, is located in Miami, Florida and provides peering, colocation and managed services to carriers, Internet service providers, and other Internet companies and enterprises.

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

      We were founded in 1982. On April 28, 2000, Terremark Holdings, Inc. completed a reverse merger with AmTec, Inc., a public company. Contemporaneous with the reverse merger we changed our corporate name to Terremark Worldwide, Inc. and adopted “TWW” as our trading symbol on the American Stock Exchange. Historical information of the surviving company is that of Terremark Holdings, Inc.

Strategy

      Our strategy is to leverage our experience as the owner and operator of the NAP of the Americas to develop and operate TerreNAPSM Data Centers, primarily in Latin America. TerreNAPSM Data Centers will provide peering, colocation and managed services to carriers, Internet Service Providers, other Internet companies and enterprises. We intend to use our 20 years of experience in dealing with Latin America, the know-how gained through our designing, engineering, building and operating the NAP of the Americas and the expertise of our employees, many of whom were formerly executives with GTE, Nortel, AT&T, BellSouth and Telcordia, for example, to roll out additional TerreNAPSM Data Centers in our target markets. To implement our strategy and meet our current obligations we will need additional capital as more fully discussed in Results of Operations and Liquidity and Capital Resources.

      Our sales strategy has a deliberate, approach to obtain new customers:

      First, we established the critical mass of customer connectivity and Tier-1 status for the NAP of the Americas. We successfully completed this phase during the second quarter of fiscal year 2002.

      Starting in the second quarter of fiscal year 2002, we focused on selling colocation space:

•	by marketing to the service divisions of the large Tier-1 carriers to expand their presence in the NAP;

•	by targeting Internet Service Providers, Application Service Providers and content providers;

•	by selling to Tier-2 carriers in Latin America and Europe that rely on the Tier-1 carriers for access and services; and

•	by addressing the needs of large Latin American enterprises.

      During the third quarter of fiscal year 2002, we were focused on leveraging our engineering and operations expertise to provide network and systems provisioning and operations services. We intend to continue introducing new services based on customer demand.

Services

      We currently offer the following core services through the NAP of the Americas:

      Peering Services: The NAP provides a peering service called Exchange Point Service, which is designed to facilitate both bilateral and multilateral peering among customers. Peering is the exchange of Internet traffic among service providers.

      Colocation Services: The NAP of the Americas provides the physical environment necessary to keep a customer’s Internet and telecommunications equipment up and running 24 hours a day, 7 days a week. This facility is custom designed to exceed industry standards for electrical and environmental systems. In addition, it offers a wide range of physical security features, including state-of-the-art biometric scanners, man traps, smoke detection, fire suppression systems, motion sensors, secured access, video camera surveillance and security breach alarms. High levels of reliability are achieved through a number of redundant subsystems including power and fiber trunks from multiple sources.

      Managed Services: The NAP of the Americas is rapidly becoming one of the primary distribution points in the world for network-based services. Our managed services are designed to support our customers’ mission-critical needs that focus on producing faster network response times. The NAP of the Americas currently offers the following managed services:

•	TerreNAP SM Back Up — Backup and disaster protection service that provides our customers with scheduled backup of live data, and protection from loss of data due to catastrophic disaster, human error, software corruption, hardware malfunction and corporate data center environmental failures.

•	TerreNAP SM Engineering Services — The NAP of the Americas offers full-service facility and equipment design and engineering services, including structural, mechanical, electrical and network systems, all provided by our staff of industry certified engineers.

•	TerreNAP SM Installation Services — The NAP’s Installation Services Specialists provide basic installation of our customers’ equipment. This service reduces our customers’ implementation times, and increases the productivity of our customers’ technical personnel, by avoiding costly downtime due to lack of materials and equipment management and project coordination.

•	TerreNAP SM Meet-Point-Rooms (MPR’s) — We own and manage the two carrier-neutral, and fully scalable “Meet-Point-Rooms” (MPR’s) at the NAP of the Americas. We have provisioned each MPR with advanced optical cross-connect systems that support leading-edge telecommunications services such as bandwidth trading and optical wavelength service provisioning.

•	TerreNAP SM Power Circuit Services — The NAP of the Americas provides clean, reliable AC and DC power circuit services to our customers. The NAP’s design guarantees 100% availability of power, allowing us to perform routine maintenance activities at any component level without planned or unplanned outages. The redundancy of our AC power systems, which generate clean, computer-grade electricity, also feed our centralized and distributed 48 volt DC systems, giving our customers a large choice in power sources at the highest reliability levels.

•	TerreNAP SM Reference Timing — The NAP of the Americas offers a fully redundant managed timing reference source from our Datum NetSync Plus® SSU-2000 Rubidium system for delivering DS1/E1 synchronization and Network Time Protocol (NTP). This service allows our customers to save on equipment costs, installation times and maintenance of our customers’ network timing reference by using our on-site Stratum source.

•	TerreNAP SM Remote Hands Assistance — TerreNAP Remote Hands assists customers that need to remotely access their equipment to perform simple trouble-shooting or minor maintenance tasks on a 24x7X365 basis that do not require tools or equipment. TerreNAP Remote Hands services are available on demand or per contract.

•	TerreNAP SM Smart Hands Assistance — TerreNAPSM Smart Hands enhances the TerreNAPSM Remote Hands service with more complex remote assistance using industry certified engineers for troubleshooting and maintenance.

•	TerreNAP SM Storage, TerreNAP SM Enhanced Storage — We provide managed storage services that enable our customers to achieve higher levels of application availability, system reliability, data security, and storage scalability at a fraction of the cost and time of typical deployments.

      We intend to offer the following managed services:

•	TerreNAP SM Application Management Services — The NAP of the Americas plans to provide application management services that maintains customer systems across multiple platforms, monitoring our customers’ systems, respond to changes, and optimize our customers’ diverse environment.

•	TerreNAP SM Bandwidth Measurement — The NAP of the Americas plans to provide neutral, third-party monitoring, measurement and reporting of network throughput, latency and availability, allowing our customers to forecast future network needs as well as validate current demand and service level achievement.

•	TerreNAP SM Caching — The NAP of the Americas plans to offer our customers the storage of their most frequently requested information and web content closer to the end user, minimizing latency, reducing the load of hosting a site on existing servers, and providing a more reliable and less expensive solution when compared to mirror sites on a separate server.

•	TerreNAP SM Customer Warehouse Exchange — The NAP of the Americas plans to streamline our customers’ implementation process by managing the delivery of our customers’ material and equipment. We intend to provide temporary storage, inventory control and damage notification until our customers’ orders are 100% delivered.

•	TerreNAP SM Load Balancing — Customers with a high volume of traffic may call for TerreNAP Load Balancing to manage the workload between two or more computers.

•	TerreNAP SM Managed Hosting — Through TerreNAP Managed Hosting services, we plan to provide the hardware, operating systems, applications and administration, in a fully managed environment, for Network Service Providers and enterprise customers to host web sites, corporate Intranets, etc.

•	TerreNAP SM Network Monitoring — This service would allow the NAP of the Americas systems to monitor our customers’ networks to ensure the ongoing availability and performance of their routers, servers, networks and applications. Our customers will be able to monitor their network infrastructure, their customers’ networks, past and present network performance, and to project future network utilization.

•	TerreNAP SM Network Reporting — The NAP of the Americas plans to provide business and technical level views of service quality, enabling customers to analyze trends, calculate averages, and evaluate the health of their networks. TerreNAP Network Reporting will allow our customers to leverage historical data collected from vital systems and multi-vendor system agents residing on servers, and network devices to determine how efficiently applications and systems are running, assess whether critical resources are available, and identify capacity planning initiatives.

•	TerreNAP SM Network Security — The NAP of the Americas staff plans to be able to verify existing customer procedures, network topology, permissions and access controls, hardware, software, and utilities, including intrusion detection services to protect our customers’ network elements on a 24/7 basis.

•	TerreNAP SM Optical Cross-connect (OCX) — The TerreNAP Optical Cross-connect (OCX) and grooming platform is designed to deliver maximum efficiency, reducing our customers’ capital expenditures for optical hardware and delivery times for their network capacity. Cross-connect capacity ranges from optical-to-optical or optical-to-electrical with capacity ranges from OC-192 to DS-1.

      These services are designed to support the mission critical needs of network-based systems, supplying performance monitoring and systems management, and providing mission-critical IP infrastructure and managed services. We plan to continue developing other services as customer demand and technological advances dictate.

Customers

      As of February 13, 2001, we had 61 signed binding customers contracts with an average term of five years. These contracts are expected to generate aggregate contract revenue of approximately $50.4 million for the NAP.

Results of Operations

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

      The NAP of the Americas was considered operational as of July 1, 2001.

      Revenue. Consistent with our transition from a real estate company to an Internet infrastructure and managed services company, we completed the majority of our real estate projects on June 30, 2001. As a result of the multiple factors impacting our entry into our new business, our total revenue decreased by $12.8 million, or 87.9%, to $1.7 million for the three months ended December 31, 2001 from $14.5 million for the three months ended December 31, 2000.

      Data center revenue was $0.7 million for the three months ended December 31, 2001. No data center revenue was recorded for the comparable period during 2000. The increase was attributable to our peering and colocation services offered at the NAP. We expect data center revenue to increase in future periods as customers continue to set up their operations in the NAP of the Americas. Future data center revenue will be derived from peering, colocation and managed services.

      Revenue from real estate sales was $1.0 million for the three months ended December 31, 2000 and is attributable to the sale of four condominium units. For the three months ended December 31, 2001, we sold one condominium unit for $0.2 million. The net gain for this sale is recorded as gain on the sale of real estate held for sale.

      Development, commission and construction fees decreased approximately $3.2 million, or 79.6%, from $4.0 million for the three months ended December 31, 2000 to $0.8 million for the three months ended December 31, 2001. This decrease resulted from a decrease in development and construction fees earned of $.7 million and decrease of $2.5 million in commissions from lease signings primarily resulting from a decrease in commissions from telecom facilities management operations.

      Management fees earned decreased approximately $0. 5 million, or 65.6%, from $0.7 million for the three months ended December 31, 2000 to $0.2 million for the three months ended December 31, 2001. Management fees relate to management of telecom, commercial and residential properties.

      No construction contract revenue was recorded for the three months ended December 31, 2001 as compared to $8.7 million for the three months ended December 31, 2000. The decrease is a result of the number of contracts in process. During the December 31, 2001 period we had one construction contract in process compared to 19 during the December 31, 2000 period.

      Data Center and Telecom Facilities Operations. Data center operations expense was $4.0 million for the three months ended December 31, 2001. No cost was recorded for the comparable period during 2000. The increase was attributable to costs associated with the operations of the NAP of the Americas. The significant components of these expenses include — rent expense, operations personnel, electricity and chilled water costs and security services. With the exception of electricity and chilled water costs, the majority of these expenses are fixed in nature. We expect that our costs of electricity and chilled water and costs related to new managed services will increase in the future as more customers set up their operations in the NAP of the Americas.

      Cost of Real Estate Sold. Cost of real estate sold was $0.7 million for the three months ended December 31, 2000. For the three months ended December 31, 2001, the cost of real estate sold was included in calculating the gain for real estate held for sale.

      Construction Contract Expenses. Construction contract expenses were $0.3 million for the three months ended December 31, 2001 as compared to $7.6 million for the three months ended December 31, 2000. The decrease is a result of the number of contracts in process. During the December 31, 2001 period, we had one construction contract in process compared to 19 during the December 31, 2000 period. We do not currently anticipate any losses on any of the individual contracts.

      General and Administrative Expenses. General and administrative expenses decreased by $2.9 million, or 48.4%, from approximately $5.9 million for the three months ended December 31, 2000 to $3.0 million for the three months ended December 31, 2001. This decrease is attributable to the decrease in our investment in personnel and corporate infrastructure related to non-core assets. The significant components of these expenses include personnel, insurance, office expenses and professional fees. The expenses incurred during the three months ended December 31, 2001 reflect the fixed base of general and administrative expenses needed to support our current operations.

      Sales and Marketing Expenses. Sales and marketing expenses increased $0.4 million, or 84.9%, for the three months ended December 31, 2001. The increase is principally due to the increase in marketing expenses associated with marketing the TerreNAPSM Data Centers, including the NAP of the Americas.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased from $1.0 million for the three months ended December 31, 2000 to $2.3 million for the three months ended December 31, 2001. The increase resulted primarily from the depreciation of the equipment used in the NAP of the Americas, which was placed in service on July 1, 2001. Therefore, no similar expenses were recorded for the comparable period during 2000.

      Interest Expense. Interest expense increased from $0.2 million for the three months ended December 31, 2000 to $3.1 million for the three months ended December 31, 2001 due to an increase in the average debt balance outstanding.

      Interest Income. Interest income decreased from $0.1 million for the three months ended December 31, 2000 to $6,000 for the three months ended December 31, 2001, due to a decrease in our average cash balances invested.

      Other Income (Expense). Other income (expense) decreased from $(0.3) million for the three months ended December 31, 2000 to $(0.7) million for the three months ended December 31, 2001 due primarily to non-core operations.

      Gain on the Sale of Real Estate Held for Sale. During the three months ended December 31, 2001, we sold one condominium unit and recorded a net gain of $0.1 million.

      Net Loss from Continuing Operations. Net loss from continuing operations increased from $7.5 million for the three months ended December 31, 2000 to $12.6 million for the three months ended December 31, 2001. This increase was primarily due to the increase in interest expense of $3.0 million and increase in depreciation and amortization of $1.2 million.

      Net Loss from Discontinued Operations. The net loss from discontinued operations recorded for the three months ended December 31, 2000 of $7.6 million reflects the losses from operations related to the AmTec and other acquisitions, the operations of which were subsequently discontinued.

Nine Months Ended December 31, 2001 Compared to Nine Months Ended December 31, 2000

      Revenue. Total revenue decreased $13.0 million, or 53.5%, to $11.3 million for the nine months ended December 31, 2001 from $24.3 million for the nine months ended December 31, 2000.

      Data center revenue was $1.3 million for the nine months ended December 31, 2001. No data center revenue was recorded for the comparable period during 2000. The increase was attributable to our peering and colocation services offered at the NAP. We expect data center revenue to increase in future periods as customers continue to set up their operations in the NAP of the Americas. Future data center revenue will be derived from peering, colocation and managed services.

      Revenue from real estate sales was $2.8 million for the nine months ended December 31, 2000 and was attributable to the sale of twelve condominium units. The net revenue from the five condominium units sold during the nine months ended December 31, 2001 is recorded as gain on the sale of real estate held for sale.

      Development, commission and construction fees decreased approximately $3.0 million, or 52.2%, from $5.8 million for the nine months ended December 31, 2000 to $2.8 million for the nine months ended December 31, 2001. This decrease resulted from a decrease in development, commission and construction fees earned primarily resulting from a decrease in commissions from telecom facilities management operations.

      Management fees earned decreased approximately $0.6 million, or 35.0%, from $1.6 million for the nine months ended December 31, 2000 to $1.0 million for the nine months ended December 31, 2001. Management fees relate to management of telecom, commercial and residential properties.

      Construction contract revenue was $6.2 million for the nine months ended December 31, 2001 as compared to $14.1 million for the nine months ended December 31, 2000. The decrease is attributable to the decrease in the number of contracts in 2001 as compared to 2000.

      Data Center and Telecom Facilities Operations Expense. Data center and telecom facilities operations expense was $8.1 million for the nine months ended December 31, 2001. No cost was recorded for the comparable period during 2000. The increase was attributable to costs associated with the operations of the NAP of the Americas facility. The significant components of these expenses include — rent expense, operations personnel, electricity and chilled water costs and security services. With the exception of electricity and chilled water costs, the majority of these expenses are fixed in nature. We expect that our costs of electricity and chilled water and costs related to new managed services will increase in the future as more customers set up their operations in the NAP of the Americas.

      Start-Up Costs Data Center and Telecom Facilities. Start-up costs for our NAP of the Americas in Miami, Florida, and our colocation facility in Santa Clara, California were approximately $2.9 million and $0.5 million, for the nine months ended December 31, 2001 as compared to $1.6 million for the nine months ended December 31, 2000. The increase was attributable to costs associated with the operations of the NAP of the Americas facility.

      Cost of Real Estate Sold. Cost of real estate sold was $2.1 million for the nine months ended December 31, 2000. The cost of real estate sold during the nine months ended December 31, 2001 is included in calculating the gain for real estate held for sale.

      Construction Contract Expenses. Construction contract expenses were $5.0 million for the nine months ended December 31, 2001 as compared to $12.7 million for the nine months ended December 31, 2000. The decrease is a result of the number of contracts in process and the stage of completion of those projects. During the December 31, 2001 period, we had four construction contracts in process compared to 19 during the December 31, 2000 period. These costs are related to construction contracts resulting from our acquisition of Post Shell Technology Contractors. We do not currently anticipate any losses on any of the individual contracts.

      General and Administrative Expenses. During the nine months ended December 31, 2001, our efforts included establishing internal operations to support our Internet and telecom infrastructure services strategy. General and administrative expenses decreased by $1.6 million, or 11.7%, from approximately $13.6 million for the nine months ended December 31, 2000 to $12.0 million for the nine months ended December 31, 2001. This decrease is attributable to the decrease in our investment in personnel and corporate infrastructure related to non-core assets. The significant components of these expenses include personnel, insurance, office expenses and professional fees.

      Sales and Marketing Expenses. Sales and marketing expenses increased $0.5 million, or 25%, for the nine months ended December 31, 2001. The increase is principally due to the increase in marketing expenses associated with marketing the TerreNAPSM Data Centers including NAP of the Americas partially offset by the decrease of marketing expenses associated with the sale of real estate.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased from $2.7 million for the nine months ended December 31, 2000 to $4.9 million for the nine months ended December 31, 2001. The increase resulted primarily from the depreciation of the equipment used in the NAP of the Americas, which was placed in service on July 1, 2001. Therefore, no similar expenses were recorded for the comparable period during 2000.

      Impairment of Leasehold Improvements. During the nine months ended December 31, 2001, in accordance with SFAS No. 121, we evaluated the carrying value of our leasehold improvements. Our Santa Clara facility was impaired due to a decline in the technology sector and general economic conditions.

Accordingly, we recorded an impairment charge of $6.5 million and a basis adjustment to the related asset. We are currently working on leasing the facility or selling our leasehold interest. As a result of our agreement to sell certain telecom facilities management operations, during the nine months ended December 31, 2000 we recognized a $4.2 million impairment of intangible assets relating to management contracts sold.

      Interest Expense. Interest expense increased from $0.5 million for the nine months ended December 31, 2000 to $6.4 million for the nine months ended December 31, 2001 due to an increase in our average debt balance outstanding.

      Interest Income. Interest income decreased from $0.4 million for the nine months ended December 31, 2000 to $0.01 million for the nine months ended December 31, 2001, due to a decrease in our average cash balances invested.

      Gain on the Sale of Real Estate Held for Sale. In July 2001, we sold Fortune House II for $17.2 million and recorded a gain of $3.9 million. During the nine months ended December 31, 2001 we sold five condominium units and recorded a net gain of $0.2 million.

      Net Loss From Continuing Operations. Net loss from continuing operations increased from $15.5 million for the nine months ended December 31, 2000 to $34.0 million for the nine months ended December 31, 2001. This increase was primarily due to the data center and telecom facilities start-up costs incurred in the first quarter of fiscal year 2002, the costs incurred since the opening of data center operations on July 1, 2001, the impairment of the Santa Clara facility and additional interest on debt.

      Net Loss From Discontinued Operations. The net loss from discontinued operations of $16.8 million recorded for the nine months ended December 31, 2000 reflects the losses from operations related to the AmTec and other acquisitions, the operations of which were subsequently discontinued.

Liquidity and Capital Resources

      Cash used in continuing operations for the nine months ended December 31, 2001 was approximately $29.5 million compared to cash used in continuing operations of $9.5 million for the nine months ended December 31, 2000. This increase was primarily the result of the net loss. Cash used in discontinued operations amounted to $5.9 million for the nine months ended December 31, 2000. No cash used in discontinued operations was recorded for the nine months ended December 31, 2001. In the aggregate, cash used in operating activities was $29.5 million and $15.4 million for the nine months ended December 31, 2001 and 2000, respectively.

      Cash used in investing activities for the nine months ended December 31, 2001 was $33.4 million compared to cash provided by investing activities of $47.8 million for the nine months ended December 31, 2000. Cash used in investing activities for the nine months ended December 31, 2001 resulted primarily from $45.2 million of cash used for the purchase of property and equipment related to the NAP of the Americas and our colocation facility in Santa Clara, California. Cash provided by investing activities for the nine months ended December 31, 2000 resulted primarily from the sale of Terremark Centre for $55.8 million.

      Cash provided by financing activities for the nine months ended December 31, 2001 was $59.3 million compared to cash used in financing activities of $30.7 million for the nine months ended December 31, 2000. Cash provided by financing activities for the nine months ended December 31, 2001 resulted primarily from $77.5 million of new borrowings and convertible debt and $8.6 million of construction payables relating to the NAP of the Americas and our colocation facility in Santa Clara, California. Cash used in financing activities for the nine months ended December 31, 2000 resulted primarily from payments on loans of approximately $76.2 million, including approximately $55.2 million in debt associated with Terremark Centre and $14.6 million related to a cancelled line of credit, partly offset by $28.1 million provided by the sale of our common stock.

      Our consolidated financial statements as of March 31, 2001 have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our independent auditors have issued a report dated July 9, 2001 stating that our recurring operating losses, and negative cash flows, and stockholders’ deficit, combined with our current lack of credit facilities raise substantial doubt as to our ability to continue as a going concern. Investors in our securities should review carefully our March 31, 2001 consolidated financial statements and the report of our independent accountants thereon. Our ability to continue as a going concern is dependent on several factors, including our ability to raise additional capital and our ability to improve our operations. There can be no assurance that any financing will be available through bank borrowings, debt or equity issuances, vendor lines of credit, or otherwise, on acceptable terms or at all. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution both in terms of their percentage interest in the Company and the net book value per share of common stock. While we are actively seeking strategic solutions to our funding issue, there can be no assurance that we will be able to continue as a going concern.

      We incurred a net loss of $34.0 million from continuing operations for the nine months ended December 31, 2001. This loss primarily reflects start-up costs associated with the NAP of the Americas, impairment of the Company’s colocation facility in Santa Clara, California and interest expense on debt. We expect that we will need a significant infusion of cash to fund retained business operations and planned expansion during the remainder of this calendar year. To complete the NAP of the Americas and to fund existing operations during calendar year 2002, we will need approximately $20 million to $25 million in debt or equity financing, exclusive of interest costs thereon. These funds would be used to fund the build-out and working capital of the NAP of the Americas. Expectations of cash needs are based on certain assumptions, the most significant being the signing of additional customer contracts at the NAP of the Americas during 2002. We have identified additional potential customers and are actively marketing to them available services in the NAP of the Americas. Our plan for the balance of 2002 is predicated on obtaining new customer contracts, which on an annual basis would generate revenues of approximately $33 million.

      We intend to allocate our financial resources to activities that are consistent with our strategy of developing and operating TerreNAPSM Data Centers, including the NAP of the Americas. However, the development of the NAP of the Americas and other TerreNAPSM Data Centers will require substantial capital resources. As part of our business strategy, we intend to continue to evaluate potential acquisitions, joint ventures and strategic alliances in or with companies that provide services or operations that complement our existing businesses. Such acquisitions may also require financing, which may not be available to us on acceptable terms.

      In the quarter ended December 31, 2001, we met our liquidity needs primarily through obtaining additional debt financing. We continue to have current liquidity needs to support repayment of our construction and other payables and support operations. Our plan to increase liquidity includes additional asset based mezzanine financing, equity funding, entering into strategic relationships, and the potential sale of additional debt or equity securities sufficient to fund our 2002 business plan. There can be no assurance that such financing will be available to us. Our ability to obtain financing may be adversely affected by future declines in the technology sector and general economic conditions. Further, any additional equity financing may be dilutive to existing shareholders.

      On September 5, 2001, we closed on a $48.0 million credit facility with a bank. The credit facility bears interest at an annual rate of 9.25%, interest is paid monthly and the principal balloons in 18 months. We have the option to exercise two nine-month extension periods each at a cost of 0.5% of the principal balance outstanding and a principal repayment of $2.5 million. During each period under extension, a $250,000 monthly principal repayment plus interest is due. At closing, the total amount of the credit facility was disbursed except for approximately $6.6 million that has been held as an interest reserve. For the first nine months after the closing of the loan, the reserve may be drawn down on a monthly basis as interest payments are made. Thereafter, the reserve may be drawn down only if the NAP of the Americas achieves annualized revenues of at least $33.0 million. The proceeds of the credit facility have been used to (i) refinance $13.5 million of our short-term debt and (ii) fund the NAP of the Americas build-out costs. The credit facility is secured by all of our assets and all of our stock in certain of our subsidiaries. The credit facility allows for up to a $25.0 million junior lien position on the assets of our subsidiary the NAP of the Americas, Inc. As a condition to the credit facility, Manuel D. Medina, our Chief Executive Officer, was required to

(i) provide a personal guarantee of the credit facility, (ii) provide a $5.0 million certificate of deposit to the bank as collateral on certain personal loans that Mr. Medina has with the bank and (iii) commit to repay those personal loans by December 31, 2001. As of February 13, 2002, Mr. Medina had repaid part of those personal loans and he and the bank have extended the repayment of the remaining balance until July 1, 2002.

      On September 5, 2001, in consideration of Mr. Medina’s personal requirements under the credit facility, we entered into an amended and restated employment agreement with Mr. Medina. Under the terms of the amended and restated employment agreement we will: indemnify Mr. Medina from any personal liability related to his guarantees of any of our debt, use commercially reasonable efforts to relieve Mr. Medina of all his guarantees of our debt, provide $6.5 million of cash collateral to the bank should Mr. Medina be unable to repay the personal loans by July 1, 2002, and provide a $5.0 million loan to Mr. Medina for as long as his guarantees of our debt exist. Additionally, as long as Mr. Medina’s guarantees of our debt exist, we have agreed to nominate Mr. Medina as the management representative on the our Board of Directors and not remove Mr. Medina, unless for good cause, or remove any of our officers without Mr. Medina’s consent. There was no change in the amount or timing of Mr. Medina’s cash or non-cash compensation.

      In connection with Mr. Medina’s amended and restated employment agreement, during September 2001, we issued a loan in the amount of $5.0 million to Mr. Medina. The loan is non-interest bearing and matures when Mr. Medina’s existing guarantees of our debt are relieved.

      Historically, we have funded operations and investing activities primarily through short term and long-term debt and equity transactions. Debt financing as of December 31, 2001 primarily includes the following:

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

(2) $1.0 million in principal amount of subordinated convertible debt issued. Interest accrues at 13%, and is payable quarterly beginning December 31, 2001. The debt matures on August 30, 2004 and is convertible into shares of our common stock at 125% of the 30-day average trading price prior to its closing. We are permitted to prepay the debentures, which will entitle holders to warrants or a premium over their outstanding principal declining from 105% in 2001 at the rate of 1% per year;

(3) $48.0 million loan from a commercial bank secured by certain assets and personal guarantees of some of our executives (as of December 31, 2001 approximately $42.6 million had been drawn on this facility; the undrawn portion represents an interest reserve);

(4) $4.4 million under various capital lease arrangements, with various terms, secured by equipment;

(5) $1.5 million under a loan from a commercial bank secured by certain assets and personal guarantees of some of our executives; and

(6) $5.0 million of short term financing was borrowed from certain directors and members of our executive management team.

(7) $3.2 million of other short-term debt.

      Subsequent to December 31, 2001, we issued $1.25 million of additional subordinated convertible debt.

      In addition to our operating commitments, we have made certain guarantees. The Technology Center of the Americas, LLC, (“TECOTA”) where the NAP of the Americas is located, obtained $48.0 million of equity and $61.0 million of construction financing to fund the construction of TECOTA during November 2000. During September 2001, our guaranty of such construction financing was reduced from approximately $60.6 million to $9.5 million.

      As of December 31, 2001, TECOTA had accounts payable and accrued expenses of $2.0 million and construction related debt of $32.5 million. We do not expect to fund any amounts under our guarantee.

      In February 2002, we paid approximately $889,000 in interest that was due on December 31, 2001, pursuant to the terms of our 13% Convertible Debentures sold during 2001.

      We negotiated an extension of the payment date from December 31, 2001 to repay the $1.5 million principal on a note payable to a financial institution through December 31, 2002.

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

      In August 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 144 (FASB 144), Accounting for the Impairment or Disposal of Long-Lived Assets. FASB 144 supercedes FASB 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business. FASB 144 retains the requirements of FASB 121 for recognition and measurement of an impairment loss on long-lived assets, and establishes a single accounting model for all long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of FASB 144 are effective for fiscal years beginning after December 15, 2001. The Company will adopt FASB 144 at the beginning of its fiscal year ending March 31, 2003.

Significant Accounting Policy

      The Company’s accounting policies include review of its assets for impairment on a periodic basis. There could be, based on results of future operations, additional impairments to tangible and intangible assets.

PART II.  OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds

      On October 19, 2001, we issued options to purchase 100,000 shares of common stock to each member of our Board of Directors. The exercise price of the options is $0.67 per share. The options are exercisable immediately. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

      During the six months ended September 30, 2001, we issued warrants to purchase 750,000 shares of common stock and warrants to purchase 68,000 shares of common stock at exercise prices of $0.77 and $1.72, respectively, to a third party for services performed. On December 12, 2001, we repriced these warrants to $0.61 per share. These warrants expire December 11, 2006. The warrants were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

Item 4.     Submission of Matters to a Vote of Security Holders

      We held our 2001 Annual Meeting of Stockholders on October 19, 2001. The holders of 199,222,179 shares of stock were entitled to vote at the Annual Meeting.

      PROPOSAL 1: The following individuals were elected as Directors of the Company to hold office until their successors are elected and qualified.

	FOR	AGAINST	WITHHELD

Manuel D. Medina	179,723,320	0	232,597
Guillermo Amore	179,869,512	0	86,405
Timothy Elwes	179,869,412	0	86,505
Jose Maria Figueres-Olsen	179,869,412	0	86,505
Marvin S. Rosen	179,866,112	0	89,805
Miguel Rosenfeld	179,869,412	0	86,505
Joel A. Schleicher	179,869,312	0	86,505
Kenneth I. Starr	179,866,912	0	89,015
Joseph R. Wright, Jr.	179,868,712	0	87,205

      PROPOSAL 2: The proposal to ratify the reappointment of PricewaterhouseCoopers, LLP as the Company’s independent public accountants for the fiscal year ending March 31, 2002 was approved as follows:

FOR	AGAINST	WITHHELD
179,619,247	318,320	18,350

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits:

      None.

      (b) Reports on Form 8-K:

      None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Terremark Worldwide, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERREMARK WORLDWIDE, INC.

By:	/s/ MANUEL D. MEDINA

Manuel D. Medina
Chairman of the Board,
Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2002

By:	/s/ JOSÉ A. SEGRERA

José A. Segrera
Chief Financial Officer
(Principal Financial Officer)

Date: February 14, 2002