Form 10-K
period 2002-03-31
TERREMARK WORLDWIDE INC
filed 2002-07-15
CIK 912890

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended March 31, 2002

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the transition period from                 to

Commission file number 0-22520

TERREMARK WORLDWIDE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	52-1981922 (I.R.S. Employer Identification No.)

2601 S. Bayshore Drive, Miami, Florida 33133

(Address of Principal Executive Offices, Including Zip Code)

     Registrant’s telephone number, including area code: (305) 856-3200

      Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	American Stock Exchange
(Title of Class)	(Name of Exchange on Which Registered)

      Securities registered pursuant to Section 12(g) of the Act:

NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17CFR 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant on July 8, 2002, based upon the closing market price of the registrant’s voting stock on the American Stock Exchange on July 8, 2002, was approximately $78,909,552.

      The registrant had 204,482,250 shares of common stock, $0.001 par value, outstanding as of July 8, 2002.

PART I

ITEM 1. BUSINESS.

      This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are indicated by words or phrases such as “anticipate,” “projects, “ “management believes,” “Terremark believes,” “intends,” “expects,” and similar words or phrases. These forward-looking statements are subject to risks, uncertainties or assumptions and may be affected by other factors. Some of these factors are set forth herein.

Overview

      We are an internationally recognized multinational facilitator of Internet connectivity and provider of Internet infrastructure and managed services. We are the owner and operator of the NAP of the Americas, the fifth Tier-1 Network Access Point in the world. The NAP of the Americas, the first TerreNAP(SM) Data Center, and the only carrier-neutral Tier-1 Network Access Point, or NAP, is located in Miami, Florida and provides peering, colocation and managed services to carriers, Internet service providers, and other Internet companies and enterprises.

      The NAP of the Americas provides a neutral connection point where telecommunications carriers can establish connections between and among their networks to exchange Internet traffic either on a settlement-free basis (a process known as “peering”) or for a fee (known as “transit”), and can purchase capacity from each other. The NAP of the Americas also provides premium-class space where carriers, Internet Service Providers, Application Service Providers, content providers, Internet businesses, telecommunications providers and enterprises house their equipment and their network facilities in order to be close to the traffic exchange connections that take place at the NAP. This is known as colocation. In addition, the NAP of the Americas provides a menu of related managed services, such as a meet-point rooms, power management, and managed router services. We believe that the NAP of the Americas is becoming a primary channel of Internet traffic from Central and South America and the Caribbean to North America and Europe.

      We were founded in 1982. On April 28, 2000, Terremark Holdings, Inc. completed a reverse merger with AmTec, Inc., a public company. Contemporaneous with the reverse merger we changed our corporate name to Terremark Worldwide, Inc. and adopted “TWW” as our trading symbol on the American Stock Exchange. Historical information of the surviving company is that of Terremark Holdings, Inc.

Industry

      Network Access Points are locations where two or more networks meet to interconnect and exchange Internet traffic (traffic of data, voice, images, video and all forms of digital telecommunications), much like air carriers meet at airports to exchange passengers and cargo. Instead of airlines and transportation companies, however, participation in NAPs comes from telecommunications carriers, ISPs and large telecommunications and Internet users in general. Tier-1 NAPs are large centers that access and distribute Internet traffic and, following the airport analogy, operate much like large, international airport passenger and cargo transportation terminals or “hubs.”

      When this exchange of Internet traffic is done settlement-free, the process is known as “peering” because “peers” transfer like amounts of Internet traffic. When the exchange of Internet traffic is done for a fee, it is known as “transit.” In either case, facilitating this exchange of Internet traffic is the primary service offered by all NAPs, which we will refer to collectively in this Annual Report as “peering.”

      All five of the existing Tier-1 NAPs are in the United States. The first four were built in the early 1990’s to serve the northern part of the country, from East Coast to West Coast, and are located in New York, Washington, Chicago and San Francisco. These NAPs were built with sponsorship from the National Science Foundation in order to promote Internet development and used the existing infrastructures of telecommunication companies, to which ownership of the NAPs was eventually transferred. These four Tier-1 NAPs offer only peering services.

      We own and operate the fifth Tier-1 NAP, which is known as the NAP of the Americas, and is located in Miami, Florida. While the NAP of the Americas also offers peering services, it is the only one of the five Tier-1 NAPs that enables customers to “colocate” equipment next to each other, and provides customers with other managed services. Using the airport analogy again, at the NAP of the Americas Internet traffic is exchanged, redirected to different destinations, and several managed services are provided, similar to what happens in air terminals with the provision of fuel, maintenance, spare parts, food, etc. This activity among the multiple participants at the NAP of the Americas creates a critical mass of customers and makes up a real and virtual market in which everyone can buy from and sell to each other and in which, in a unique manner, buyers and sellers, as captive customers, share the same facilities and services.

      During the past year, the telecommunications and Internet infrastructure industry has come under economic and commercial pressure to restructure and reduce costs. While this uncertain environment has presented us with certain challenges that are more fully set forth below, it is important to highlight some of the positive effects that the current industry situation has had on the growth of the NAP of the Americas. For example, as many telecom and Internet companies have been forced to reduce their overhead, the market of talented employees available to us has increased. As a result, we have been able to build a very robust Network Services Team, thereby reducing our reliance on third party vendors and consultants. These employees form the outsourcing core of a proprietary knowledge base that is enhanced by daily interactions with our customers providing us with insights into our customer issues so that we can present them with targeted, value added solutions.

      Another positive side effect of the industry downturn is that many telecommunications carriers discontinued plans to build their own data centers to provide high quality colocation space for their customers. This retrenchment, however, did not reduce their need to present their customers with competitive offerings that include highly conditioned, carrier-grade colocation facilities. Consequently, the NAP of the Americas has become an attractive solution for these telecommunications carriers because we built the facility specifically to address the needs of the most demanding telecommunications and enterprise customers. Although our significant investment in the NAP of the Americas has placed burdens on our financial resources, we believe that our strategy will be successful as our customers turn to us as an alternative to making these expenditures themselves.

Strategy

      The NAP of the Americas represents a new and unique breed of Internet infrastructure business. It is neither a traditional data center, nor a traditional NAP. It combines exchange point services (to facilitate peering), carrier-grade colocation space and managed services. Our strategy is to leverage our experience as the owner and operator of the NAP of the Americas to develop and operate TerreNAP(SM) Data Centers, primarily in Europe and Latin America. TerreNAP(SM) Data Centers provide exchange point services (for peering or transit), colocation and managed services to carriers, Internet Service Providers, other Internet companies and enterprises. We intend to use our 20 years of experience in dealing with Latin America, the know-how gained through our designing, engineering, building and operating the NAP of the Americas and the expertise of our employees, many of whom were formerly executives with GTE, Nortel, AT&T, BellSouth and Telcordia, for example, to roll out additional TerreNAP(SM) Data Centers in our target markets.

      The NAP of the Americas provides the following value proposition to its customers:

•	Carrier-neutrality: Tier-1 telecommunications carriers are willing to colocate their equipment within our facility because they know that we will not give preference to any individual or group of customers.

•	Connectivity: The NAP’s connectivity allows our customers to access the NAP through almost any provider they choose, because virtually all significant network providers are present at the NAP.

•	“Zero-Mile” Access: Because the NAP of the Americas provides carrier-grade colocation space directly adjacent to the peering point, there is minimal distance between the peering point and customers’ equipment, which reduces points of failure and cost and increases efficiency.

•	The NAP’s Service Level Agreements: The NAP guarantees 100% power availability and environmental stability at a level of reliability unmatched by other facilities.

•	Lower Costs And Increased Efficiency: The combination of these attributes helps our customers reduce their total costs of providing services to their customers by eliminating local loop charges to connect their facility to the peering point, backhaul charges to and from connecting points, and the cost of redundancy to mitigate risks associated with increased points of failure along these routes.

      We expect that TerreNAP Data Centers that we deploy in Latin America and Europe will reflect these same characteristics.

      In February 2002, we entered into an agreement with Fundacao de Amparo a Pesquisa do Estado de São Paulo, the research foundation for the State of Sao Paulo, to operate and manage Brazil’s premier NAP created by FAPESP, which we have renamed the NAP do Brasil. Pursuant to the twenty year agreement, FAPESP turned over the exchange point to Terremark, which we will enhance and intend to move to new facilities modeled after the operational design of the NAP of the Americas within the next 12 months. FAPESP will receive 6% of the revenue generated by the enhanced NAP do Brazil for the first five years of operation, 5% during the following five years, and 1% during the last ten years. The term may be extended for an additional ten-year period, during which FAPESP would again receive 1% of revenues.

      In June 2002, we entered into an exclusive agreement with the Comunidad Autonoma de Madrid to develop and operate carrier-neutral network access points in Spain. As part of that agreement the parties formed NAP de las Americas — Madrid S.A. to own and operate carrier-neutral NAPs in Spain, modeled after the NAP of the Americas. The shareholders in this new company are the Instituto Madrileno de Desarrollo — IMADE, the Camara Oficial de Comercio e Industria de Madrid, Red Electrica Telecomunicaciones, S.A., Telvent Desarrollos S.A., a subsidiary of Abengoa S.A., and Centro de Transportes de Coslada, S.A. At the time the NAP de las Americas — Madrid S.A. was formed we owned 1% of its equity, which we subsequently increased to 10%. We also have the option to purchase up to another 30% of the shares owned by the Comunidad and the Camara at cost, plus LIBOR. We will provide the technical and operational know-how for the development of an interim NAP which should be operational during the summer of 2002. Based on our expertise in designing, engineering, constructing and operating Tier-1 carrier-neutral NAPs, we will work with NAP de Las Americas — Madrid S.A. to select a permanent site, design the Madrid NAP and operate the business going forward.

      When these facilities are operational, we will have TerreNAP Data Centers at the major crossroads of Internet traffic. Miami, the home of the NAP of the Americas, is ranked by Telegeography in its Packet Geography 2002 as the No.1 International Internet Hub City for Latin America and the Caribbean; Sao Paulo, where Terremark’s NAP do Brasil is located, is ranked No. 2; and Madrid is the 11th of the Top 50 International Internet Hub Cities in the world. The Madrid NAP will also benefit from Madrid’s strategic geographic location by serving as an Internet gateway to the European Union, North Africa and the Americas.

      We continue to explore other locations and have additionally targeted Mexico as another prospective hub city in Latin America for expansion.

  Our Model

      To implement our strategy and meet our current obligations we will need additional capital as more fully discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” In an effort to limit the additional capital required, our business model for expansion is best compared to that of a management company model in the hospitality industry. The model contemplates that a local in-country partner would own and fund the development and build-out of the location (the real estate company) where the TerreNAP Data Center will be located. The facility will ideally be a ground-up development built to the exacting specifications required for a top level NAP (as is the case in Miami), but it may be located in an existing building that is retrofitted to conform to the those specifications. We intend to control the operations of the NAP and be the primary tenant in our partners’ building under a long-term lease.

Services

      We currently offer the following core services through the NAP of the Americas:

Exchange Point Service: The NAP provides a service called Exchange Point Service, which is designed to facilitate both bilateral and multilateral peering, as well as the purchase of transit, among customers.

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

Managed Services: The NAP of the Americas is rapidly becoming one of the primary distribution points in the world for network-based services. Our managed services are designed to support our customers’ mission-critical needs that focus on producing faster network response times. The NAP of the Americas currently offers the following managed services:

•	TerreNAP(SM) Engineering Services — The NAP of the Americas offers full-service facility and equipment design and engineering services, including structural, mechanical, electrical and network systems, all provided by our staff of industry certified engineers.

•	TerreNAP(SM) Installation Services — The NAP’s Installation Services Specialists provide basic installation of our customers’ equipment. This service reduces our customers’ implementation times, and increases the productivity of our customers’ technical personnel, by avoiding costly downtime due to lack of materials and equipment management and project coordination.

•	TerreNAP(SM) Managed Router Service — The NAP’s Managed Router Service leverages the value of network choice among the world’s largest carriers and ISPs located at the NAP of the Americas through configuration of Border Gateway Protocol (BGP) and the management of necessary hardware. This allows customers to optimize their network performance and reliability.

•	TerreNAP(SM) Meet-Point-Rooms (MPRs) — We own and manage the two carrier-neutral, and fully scalable “Meet-Point-Rooms” (MPRs) at the NAP of the Americas. We have provisioned each MPR with advanced optical cross-connect systems that support leading-edge telecommunications services such as optical wavelength service provisioning.

•	TerreNAP(SM) Power Circuit Services — The NAP of the Americas provides clean, reliable AC and DC power circuit services to our customers. The NAP’s design guarantees 100% availability of power, allowing us to perform routine maintenance activities at any component level without planned or unplanned outages. Our redundant AC power systems, which generate clean, computer-grade electricity, also feed our centralized and distributed 48 volt DC systems, giving our customers a large choice in power sources at the highest reliability levels.

•	TerreNAP(SM) Reference Timing — The NAP of the Americas offers a fully redundant managed timing reference source from our Datum NetSync Plus® SSU-2000 Rubidium system for delivering DS1/E1 synchronization and Network Time Protocol (NTP). This service allows our customers to save on equipment costs, installation times and maintenance of our customers’ network timing reference by using our on-site Stratum source.

•	TerreNAP(SM) Remote Hands Assistance — TerreNAP Remote Hands assists customers that need to remotely access their equipment to perform simple trouble-shooting or minor maintenance tasks on a 24x7x365 basis that do not require tools or equipment. TerreNAP Remote Hands services are available on demand or per contract.

•	TerreNAP(SM) Smart Hands Assistance — TerreNAP(SM) Smart Hands enhances the TerreNAP(SM) Remote Hands service with more complex remote assistance using industry certified engineers for troubleshooting and maintenance.

These services are designed to support the mission critical needs of network-based systems, supplying performance monitoring and systems management, and providing mission-critical IP infrastructure and managed services. We plan to continue developing other services as customer demand and technological advances dictate.

     Customers

      As of June 28, 2002, we have signed customer contracts that represent approximately $12 million of annualized recurring revenue with an average term of five years. This committed annual recurring amount typically includes revenue from colocation, peering and power services. However, it excludes revenue from managed services, which we expect will continue to increase as a percentage of total revenue. No customer accounted for more than 10% of Data Center revenues for the year ended March 31, 2002.

     Sales

      Our sales strategy has a deliberate approach to obtain new customers. We established the critical mass of customer connectivity and Tier-1 status for the NAP of the Americas. We accomplished this by signing contracts with the Tier-1 telecommunications carriers and ISPs that account for the majority of the world’s Internet fiber backbone. This created the critical mass of connectivity that differentiates the NAP of the Americas from other facilities that offer a limited choice of carriers. While we successfully completed this phase during the second quarter of fiscal year 2002, we have continued to add carrier customers to our portfolio to ensure the best possible selection of connectivity for our current and future customers.

      With the NAP of the Americas positioned as the major connectivity point in the Southern United States and Latin America, in the third quarter of fiscal year 2002, we started focusing on selling our colocation space. Specifically, we marketed to the service divisions of the large Tier-1 carriers to expand their presence in the NAP, working with these groups to promote the NAP of the Americas to their customer base. In addition we have targeted Internet Service Providers, Application Service Providers and content providers as these companies often require a significant amount of connectivity and colocation space. We also sell our colocation services to Tier-2 carriers in Latin America and Europe that rely on Tier-1 carriers for access and services. Finally, we have developed offerings that address the needs of large enterprises that benefit from colocating their information systems in a secure facility with access to multiple carriers. We believe that this approach has been very successful, particularly when viewed in the context of the current capital restrictions and poor economic conditions that our target market is experiencing.

      During the third quarter of fiscal year 2002, we also focused on leveraging our engineering and operations expertise to provide a targeted portfolio of managed services, particularly network and systems provisioning and operations services. This program has been successful, and a number of customers have entered into exclusive service agreements that call for our staff to provide all needed managed services for their equipment at the NAP of the Americas, including engineering, installation and on-going operations. We intend to continue introducing new services based on customer demand.

      To execute our sales strategy, we have a staff of experienced sales executives divided into a new sales group and a customer support group. The new sales group is focused on establishing new customer relationships, and the customer support group works with our existing customers to better understand how we can add value to their operations at NAP of the Americas and ensure customer satisfaction.

      We also have an indirect sales channel that includes resellers and agents, as well as a referral program that broadens the sales opportunities of our team. Through these programs, our sales force leverages the unique relationships with our carrier customers, allowing us unprecedented access to their customer base and target markets, and providing us with the opportunity to expand our reach through creative wholesale relationships. Many of our carrier customers requested that we establish this program so they could bundle their core services with the NAP of the Americas’ managed services portfolio to provide a best-in-class solution for the end customer. In addition, these programs enable us to distribute carrier-provided services to other providers, thereby cross-selling our services with theirs. Our objective is to create a critical mass of TerreNAP services and those provided by other service providers, including our customers, which will enhance the value of the NAP of the Americas to all who have a presence there.

Competition

      The market for Internet infrastructure services is extremely competitive and subject to rapid technological change. Many companies have announced that they will begin to provide or plan to expand their service offerings to compete with our services. We expect to encounter increased competition in the future due to increased consolidation and the development of strategic alliances in the industry. In addition, we will compete with foreign service providers as we expand internationally and as these service providers increasingly compete in the United States market. The principal competitive factors in our market include:

•	Ability to deliver services when requested by the customer;

•	Internet system engineering and other professional services expertise;

•	Customer service;

•	Network capability, reliability, quality of service and scalability;

•	Variety of managed services offered;

•	Access to network resources, including circuits, equipment and interconnection capacity to other networks;

•	Broad geographic presence;

•	Price;

•	Ability to maintain and expand distribution channels;

•	Brand name recognition;

•	Timing of introductions of new services;

•	Physical and network security;

•	Financial resources; and

•	Customer base.

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

      We believe our market is likely to consolidate in the near future, which could result in increased price and other competition. Some of our competitors may be able to provide customers with additional benefits relating to the customer’s Internet system and network management solutions, including reduced local and long distance communications costs, which could reduce the overall costs of their services relative to ours. We may not be able to offset the effects of any price reductions.

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

      We believe that we have certain competitive advantages. We are one of only five owners/operators of a Tier-1 NAP in the U.S. None of the other Tier-1 NAPs offer Class A1+ space immediately adjacent to the peering point as well as managed services. In addition, we are the only carrier-neutral Tier-1 NAP. Nevertheless, there are few substantial barriers to entry to the colocation and managed services market, and we expect to face additional competition from existing competitors and new market entrants in the future.

Employees

      As of June 28, 2002, we had 133 full-time employees in the United States and 4 full-time employees in emerging markets.

      Our employees are not represented by a labor union and are not covered by a collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 2. PROPERTIES.

      Our corporate headquarters are located at 2601 S. Bayshore Drive, Miami, Florida 33133. In fiscal year 2002, we paid annual rent of approximately $495,000. We also maintain smaller offices in downtown Miami, Florida and Sao Paulo, Brazil. The lease terms range from five to twenty years. We also maintain temporary construction offices. We believe that our current space is adequate for our expected growth in the next year.

ITEM 3. LEGAL PROCEEDINGS.

      We are, from time to time, involved as defendants in litigation relating to claims arising out of our operations in the normal course of business. These claims against us are generally covered by insurance. We are not currently subject to any litigation which singularly or in the aggregate could reasonably be expected to have a material adverse effect on our financial conditions or results of operations. We also engage as plaintiffs in a small number of collection lawsuits.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of our stockholders during the quarter ended March 31, 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Common Stock and Preferred Stock Information

      Our common stock, par value $.001 per share, is quoted under the symbol “TWW” on the American Stock Exchange. Our authorized capital stock consists of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of July 8, 2002, 204,482,250 shares of common stock were outstanding, 20 shares of our series G convertible preferred stock were outstanding and held by one holder of record and 294 shares of our series H convertible preferred stock were outstanding and held by one holder of record. We believe we have in excess of 8,800 beneficial owners of our common stock.

      The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock on the American Stock Exchange. Quotations are based on actual transactions and not bid prices.

	Prices
Fiscal Year 2001
Quarter Ended	High	Low

June 30, 2000	$4.9375	$4.2500
September 30, 2000	2.9500	2.5500
December 31, 2000	0.9000	0.6500
March 31, 2001	2.5000	1.8000

	Prices
Fiscal Year 2002
Quarter Ended	High	Low

June 30, 2001	$2.3000	$1.4000
September 30, 2001	1.6500	0.4500
December 31, 2001	0.9000	0.4700
March 31, 2002	0.7400	0.2200

Dividend Policy

      We have never paid cash dividends on our common stock and do not plan to pay cash dividends in the foreseeable future. In accordance with a credit facility agreement with a financial institution we may not pay cash or stock dividends, without the written consent of the financial institution. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources.”

Recent Sales of Unregistered Securities

      In May 2002, we sold 10 million shares of our common stock for $7.5 million to a group that includes two of our directors, representing a premium to market.

      In June 2002, we sold 5 million shares of our common stock to a Spanish company for $5 million. The number of shares sold pursuant to this transaction will be adjusted if: (i) on October 31, 2002 we have failed to materially meet certain cash flow projections or open an interim NAP in Madrid; or (ii) any time during the next 12 months we issue common stock at less than $1.00 per share. At the time of the transaction we owned 1% of the Spanish company’s equity, which we increased to 10% subsequent to the transaction.

      These offers and sales of our common stock were exempt from the registration requirements of the Securities Act of 1933, as amended as the common stock was sold to accredited investors pursuant to Regulation D and to non-United States persons in offshore transactions pursuant to Regulation S.

ITEM 6. SELECTED FINANCIAL DATA.

      The selected financial statement data set forth below has been derived from our financial statements, which have been audited by our independent certified public accountants. The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

	Twelve Months Ended March 31,

	2002	2001	2000	1999	1998

	(Dollars in Thousands except per Share Data)
Results of operations:
Total revenue	$15,872	$40,147	$15,390	$44,456	$37,632
Total cost of sales	18,628	23,705	9,422	31,148	22,667
Other expenses	54,616	37,815	12,001	12,684	13,869
(Loss) income from continuing operations	(57,372)	(21,373)	(6,033)	624	1,096
Loss — discontinued operations	—	(82,627)	—	—	—
Net (loss) income	$(57,372)	$(104,000)	$(6,033)	$624	$1096
(Loss) income from continuing operations per common share	$(0.29)	$(0.11)	$(0.09)	$0.01	$0.02
Loss — discontinued operations per common share	—	$(0.44)	—	—	—
Net (loss) income per common share	$(0.29)	$(0.55)	$(0.09)	$0.01	$0.02
Financial condition:
Real estate inventory	—	—	$11,797	$12,888	$33,311
Total assets	$81,024	$78,069	$77,998	$17,598	$42,931
Long term obligations(1)	$35,919	$16,462	$28,632	$8,731	$32,081
Stockholders’ (deficit) equity(2)	$(49,276)	$11,163	$476	$6,510	$1,709

(1)	Long term obligations includes convertible debt, notes payable, less current portion and capital lease obligations, less current portion.
(2)	Stockholders equity as of March 31, 2000 and 1999 includes approximately $4,777 in convertible preferred stock.

      The quarterly selected financial statement data set forth below has been derived from our unaudited financial statements. The information should be read in conjunction with those financial statements and our Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

	Three Months Ended

	March 31, 2002	December 31, 2001	September 30, 2001	June 30, 2001

	(Dollars in Thousands except per Share Data)
Results of operations:
Total revenue	$4,576	$1,745	$4,397	$5,154
Total cost of sales	5,545	4,322	5,082	3,679
Other expenses	22,483	10,028	12,651	9,454
Net loss	(23,452)	(12,605)	(13,336)	(7,979)
Net loss per common share	$(0.12)	$(0.06)	$(0.07)	$(0.04)

	Three Months Ended

	March 31, 2001	December 31, 2000	September 30, 2000	June 30, 2000

	(Dollars in Thousands except per Share Data)
Results of operations (1):
Total revenue	$15,857	$14,469	$7,996	$1,825
Total cost of sales	8,843	8,344	5,850	668
Other expenses	12,931	13,578	6,947	4,359
Loss from continuing operations	(5,917)	(7,453)	(4,801)	(3,202)
Loss — discontinued operations	(65,833)	(7,564)	(6,935)	(2,295)
Net loss	(71,750)	(15,017)	(11,736)	(5,497)
Loss from continuing operations per common share	$(0.04)	$(0.07)	$(0.06)	$(0.04)
Loss — discontinued operations per common share	$(0.34)	$—	$—	$—
Net loss per common share	$(0.38)	$(0.07)	$(0.06)	$(0.04)

(1)	Summary financial statement data includes discontinued operations as a separate component of net loss as compared to amounts previously reported in Form 10-Q.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion of results of operations and financial condition is based upon and should be read in conjunction with our Consolidated Financial Statements and Notes thereto, the Selected Financial Data and other financial data appearing elsewhere in this report.

Overview

      We are an internationally recognized multinational facilitator of Internet connectivity and provider of Internet infrastructure and managed services. We are the owner and operator of the NAP of the Americas, the fifth Tier-1 Network Access Point in the world. The NAP of the Americas, the first TerreNAP(SM) Data Center, and the only carrier-neutral Tier-1 Network Access Point, or NAP, is located in Miami, Florida and provides peering, colocation and managed services to carriers, Internet service providers, and other Internet companies and enterprises.

      The NAP of the Americas provides a neutral connection point where telecommunications carriers can establish bilateral and multilateral connections between and among their networks, a process known as peering, and purchase capacity from each other. The NAP of the Americas also provides premium-class space where carriers, Internet Service Providers, Application Service Providers, content providers, Internet businesses, telecommunications providers and enterprises house their equipment and their network facilities in order to be close to the peering connections that take place at the NAP. This is known as colocation. In addition, the NAP of the Americas provides a menu of related managed services, such as meet-point rooms. We expect that the NAP of the Americas will be a primary channel of Internet traffic from Central and South America and the Caribbean to North America and Europe.

      As a result of changes in our business conditions, including market changes in the telecommunications industry and the lack of debt and equity financing vehicles to fund other business expansion during the third quarter of the year ended March 31, 2001, we began to redefine and focus our TerreNAP Data Center strategy, and began implementing a plan to exit all lines of business not directly related to this strategy. Lines of business discontinued include IP fax services, unified messaging services, and telephony. As of March 31, 2002, we have completed our exit of lines of business not related to our TerreNAP Data Center strategy. This change in focus has impacted the composition of the financial revenues for the years ending March 31, 2002 and March 31, 2001.

      We were founded in 1982. On April 28, 2000, Terremark Holdings, Inc. completed a reverse merger with AmTec, Inc., a public company. Contemporaneous with the reverse merger we changed our corporate name to Terremark Worldwide, Inc. and adopted “TWW” as our trading symbol on the American Stock Exchange. Historical information of the surviving company is that of Terremark Holdings, Inc.

     Critical Accounting Policies and Estimates

      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses Terremark Worldwide Inc.’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenues and collectibility of receivables, income taxes, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Management believes the following significant accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	Revenue recognition and allowance for bad debts;

•	Accounting for income taxes;

•	Accounting for property and equipment; and

•	Impairment of long-lived assets and long-lived assets to be disposed of.

      Revenue Recognition and Allowance for Bad Debts. Revenue is recognized as service is provided when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. In addition, an allowance is provided for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments for those customers that we had expected to collect the revenues. If the financial condition of our customers were to deteriorate or if they become insolvent, resulting in an impairment of their ability to make payments, allowances for doubtful accounts may be required, which would decrease net income in the period the determination was made. Management specifically analyzes accounts receivable and analyzes current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of our allowances.

      Data center revenues currently consist of monthly recurring fees for colocation and exchange point services and non-recurring installation fees and managed services fees. Revenues from colocation and exchange point services are billed and recognized ratably over the period of usage. Installation fees are deferred and recognized ratably over the term of the related contract. Managed services fees are recognized in the period in which the services were provided.

      Revenues from real estate sales are recognized at the time of delivery to the customer. Revenues from development, commission and construction fees are recognized when earned.

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

      Provisions for estimated losses on uncompleted contracts are made in the period in which losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions can be reasonably estimated. Accordingly, it is possible that our current estimates relating to completion cost and profitability of our uncompleted contracts will vary from actual results.

      Accounting for Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce tax assets to the amounts expected to be realized.

      We currently have provided for a full valuation allowance against our net deferred tax assets. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance and based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Should we determine that we would be able to realize our deferred tax assets in the foreseeable future, an adjustment to the deferred tax assets would increase net income in the period the determinations were made.

      Accounting for Property and Equipment. Property and equipment, net includes acquired assets and those accounted for under capital leases. Purchased assets are recorded at cost and capital leased assets are recorded at the net present value of minimum lease payments. Property and equipment are depreciated on the straight-line method over their estimated remaining useful lives, which are generally five to twenty years for leasehold improvements, three years for computer software and five years for furniture, fixtures and equipment.

      Should management determine that the actual useful lives of property and equipment placed into service are less than originally anticipated, or if any of our property and equipment was deemed to have incurred an impairment, additional depreciation or an impairment charge would be required, which would decrease net income in the period the determination was made. Conversely, should management determine that the actual useful lives of our property and equipment placed into service was greater than originally anticipated, less depreciation may be required, which would increase net income in the period the determination was made.

      Impairment of Long-lived Assets and Long-lived Assets to be Disposed of. In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, we evaluate long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. When these events occur, we determine if there is impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If an impairment is indicated, an impairment charge is provided for the excess of the carrying amount of the asset over its fair value and would decrease net income in the period determination was made.

      Changes in business conditions in the telecommunications industry and resulting decline in related construction projects caused us to perform an impairment analysis during the year ended March 31, 2002 of our goodwill acquired in the Post Shell acquisition. Based on this analysis, we determined that the asset, which is included in our real estate segment, was impaired by $3,190,000. We believe that the remaining $2,315,336 in Post Shell goodwill is recoverable through future related cash flows.

      Changes in business conditions in the telecommunications industry and resulting decline in related real estate leasing activities caused us to perform an impairment analysis during the year ended March 31, 2002 of the promote interests in TECOTA which we acquired in the telecom facilities management operations sale. Based on this analysis, we determined that the asset, which is included in our real estate segment, was impaired by $3,800,000. We believe that the remaining $904,964 in TECOTA promote interests is recoverable through future related cash flows.

      During the three months ended September 30, 2001, we recorded a $6,462,315 impairment charge related to our colocation facility in Santa Clara, California, based on an option to purchase the facility granted to one of our vendors. Subsequent expiration of the option and continued decline in related colocation industry activities caused us in the quarter ended March 31, 2002 to change our classification for the facility to “held for sale”. As a result, we recorded an additional $5,521,355 impairment. These charges are included in our telecom facilities management segment, have fully impaired the related assets and include approximately $1,530,000 in expected carrying and selling costs.

Results of Operations for the Year Ended March 31, 2002 as Compared to the Year Ended March 31, 2001

      Revenue. Total revenue decreased $24.3 million, or 60.5%, to $ 15.9 million for the year ended March 31, 2002 from $40.1 million for the year ended March 31, 2001, reflecting our exit of the real estate development business.

      Data center revenue increased $3.0 million, or 1,171%, to $3.2 million for the year ended March 31, 2002 from $0.3 million for the year ended March 31, 2001. The increase was attributable to our peering, colocation and managed services offered at the NAP, which became operational on July 2001. The data center revenue in the prior year was derived from our peering and colocation services offered at the interim NAP which became operational in December 2000. We expect data center revenues to increase in future periods as customers set up their operations in the NAP of the Americas. Future data center revenues will be derived from peering, colocation and managed services.

      Revenue from real estate sales was $2.8 million for the year ended March 31, 2001, and was attributable to the sale of twelve condominium units. The net revenue from the last six condominium units sold during the year ended March 31, 2002 is recorded as a gain on the sale of real estate held for sale.

      Development, commission and construction fees decreased approximately $9.3 million during the year ended March 31, 2002 as compared to the year ended March 31, 2001. This decrease resulted from a decrease in development, commission and construction fees earned primarily resulting from a decrease in commissions from telecom facilities management operations. Since we sold a large portion of our telecom facilities management operations in February 2001, related leasing commissions and management fees have decreased.

      Contract construction revenue decreased $14.2 million, from $22.4 million for the year ended March 31, 2001 to $8.3 million for the year ended March 31, 2002. The decrease is attributable to the reduction in the number of contracts in 2002 as compared to 2001. During the year ended March 31, 2002, we completed two contracts and as of March 31, 2002, we had five construction contracts in process. During the year ended March 31, 2001, we completed twelve contracts and as of March 31, 2001, we had seven contracts in process.

      Data Center Operations. Data center operations expenses increased $10.0 million for the year ended March 31, 2002 from $1.2 million for the year ended March 31, 2001. The increase was attributable to costs associated with the operations of the NAP of the Americas facility which became operational in July 2001. The data center operations expense in the prior year was derived from operations of the interim NAP facility, which became operational in December 2000. Data center operations consist mainly of rent, operations personnel, electricity, chilled water and security services. With the exception of electricity and chilled water, the majority of these expenses are fixed in nature. We expect that our costs of electricity and chilled water costs will increase in the future as more customers utilize the NAP of the Americas.

      Start-up Costs — Data Centers. Start-up costs for the year ended March 31, 2002 primarily relate to the NAP of the Americas in Miami, Florida, and were approximately $3.4 million as compared to $6.5 million for the year ended March 31, 2001. Start-up costs in the previous year relate to the NAP of the Americas and the interim NAP facility.

      Contract Construction Expenses. Contract construction expenses decreased $12.9 million from $20.3 million for the year ended March 31, 2001 to $7.4 million for the year ended March 31, 2002. This decrease is a result of the number of contracts in process, stage of completion and dollar amount of those projects. We do not currently anticipate any losses on any of the individual contracts.

      General and Administrative Expenses. During fiscal year 2002, our efforts included establishing internal operations to support our Internet infrastructure services strategy. General and administrative expenses decreased by $4.4 million from approximately $19.9 million for the year ended March 31, 2001 to $15.6 million for the year ended March 31, 2002. This decrease is attributable to the decrease in our investment in personnel and corporate infrastructure related to non-core assets. The significant components of these expenses include personnel, insurance, office expenses and professional fees. In addition, during the year ended March 31, 2002, we implemented several cost-savings initiatives, including staff reductions and an overall decrease in discretionary spending.

      Sales and Marketing Expenses. Sales and marketing expenses increased $0.9 million, or 30.8%, for the year ended March 31, 2002 as compared to the previous fiscal year. The increase is principally due to marketing the TerreNAP Data Centers including NAP of the Americas, partially offset by the decrease in marketing expenses associated with the sale of real estate.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased from $3.3 million for the year ended March 31, 2001 to $7.3 million for the year ended March 31, 2002. The increase resulted primarily from the depreciation of the leasehold improvements and equipment used in the NAP of the Americas, which was placed in service on July 1, 2001. Therefore, no similar expenses were recorded for the comparable period during 2001.

      Impairment of Long-lived Assets. During the year ended March 31, 2002, in accordance with SFAS No. 121, we evaluated the carrying value of our leasehold improvements related to our colocation facility in Santa Clara and our goodwill related to Post Shell and our TECOTA promote interests. Our investment in our Santa Clara facility was impaired due to a decline in the technology sector and general economic conditions. Accordingly, we recorded an impairment charge of approximately $12.0 million. We are currently attempting to sell our leasehold interest and terminate our obligation under the lease. In addition, changes in business conditions in the telecommunications industry and resulting decline in related construction projects caused us to record an impairment to Post Shell’s goodwill of approximately $3.2 million. Furthermore, the decline in real estate leasing activities caused us to record an impairment of $3.8 million to the TECOTA promote interests. As a result of our agreement to sell certain telecom facilities management operations, during the year ended March 31, 2001, we recognized a $4.2 million impairment of intangible assets relating to management contracts sold.

      Interest Income. Interest income decreased from $0.5 million for the year ended March 31, 2001 to $0.1 million for the year ended March 31, 2002 due to a decrease in our average cash balances invested and a decline in short-term interest rates.

      Interest Expense. Interest expense increased from $1.1 million for the year ended March 31, 2001 to $9.8 million for the year ended March 31, 2002 due to an increase in our average debt balance outstanding.

      Gain On the Sale of Real Estate Held for Sale. During the year ended March 31, 2002, we sold Fortune House II for $17.2 million and recorded a gain of $3.9 million. We also sold six condominium units and recorded a net gain of $0.3 million.

      Net Loss From Continuing Operations. Net loss from continuing operations increased from $21.4 million for the year ended March 31, 2001 to $57.4 million for the year ended March 31, 2002. This increase was primarily due to non-cash items, which include impairment of long-lived assets of approximately $19 million, and depreciation and amortization expense of approximately $7.3 million. Also contributing to the loss were interest expense of approximately $9.7 million and $14.6 million of expenses generated from the start-up and operations of the NAP of the Americas.

      Loss From Discontinued Operations and Loss on Disposition of Discontinued Operations. In March 2001, we implemented our plan to dispose of acquired businesses whose operations reflect Internet faxing, unified messaging and telephony services. These operations were acquired earlier in the year ended March 31, 2001 in association with the AmTec, Spectrum Communication, IXS.Net and Asia Connect acquisitions. Since the operations represent a class of customer and a major line of business, the results of these activities and estimated loss on disposal are accounted for as discontinued operations. The loss on disposition of discontinued operations of $61.1 million includes write-off of approximately $54.4 million in goodwill. For the year ended March 31, 2001, discontinued operations had $1.8 million of total revenues and a loss of $11.4 million, net of $10.2 million in goodwill amortization. For the year ended March 31, 2002 there were no losses from discontinued operations or loss on disposition of discontinued operations.

Results of Operations for the Year Ended March 31, 2001 as Compared to the Year Ended March 31, 2000

      Revenue. Total revenue grew $24.8 million, or 160.9%, to $40.1 million for the year ended March 31, 2001 from $15.4 million for the year ended March 31, 2000.

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

      Revenue from real estate sales decreased $8.2 million, or 75.0% from $11.0 million for the year ended March 31, 2000 to $2.8 million for the year ended March 31, 2001. Revenue for the year ended March 31, 2000 is attributable to the sale of 45 condominium units. As a result of fewer units being available for sale, only twelve units were sold in the year ended March 31, 2001.

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

      Contract construction revenue increased $21.7 million, from $0.7 million for the year ended March 31, 2000 to $22.4 million for the year ended March 31, 2001. During 2001, we obtained 19 third party contract construction projects as a result of our acquisition of Post Shell Technology Contractors, Inc., now known as Terremark Technology Contractors Inc. As of March 31, 2001, we had seven construction contracts in process.

      Data Center Operations. Data center operation expenses were $1.2 million for the year ended March 31, 2001. No cost was recorded for the year ended March 31, 2000. The increase was attributable to costs associated with the operations of the interim NAP Facility which became operational in December 2000. We expect that data center operations costs will increase in the future as customers set up their operations in the NAP of the Americas.

      Start-Up Costs — Data Centers. Start-up costs of data centers were $6.5 million for the year ended March 31, 2001. No costs were recorded for the comparable period during 2000. The increase was attributable to costs associated with the interim NAP Facility and the NAP of the Americas.

      Cost of Real Estate Sold. Cost of real estate sold decreased by $6.7 million, or 75.9%, from $8.8 million for the year ended March 31, 2000 to $2.1 million for the year ended March 31, 2001. The decrease is primarily attributable to the decrease in the number of condominium units sold as a result of fewer units being available for sale.

      Contract Construction Expenses. Contract construction expenses increased $19.8 million from $0.5 million for the year ended March 31, 2000 to $20.3 million for the year ended March 31, 2001. This increase is attributable to an increase in the number of construction contracts in progress as a result of our acquisition of Post Shell Technology Contractors during the period and the percentages of completion of those projects. We do not currently anticipate any losses on any of the individual contracts.

      General and Administrative Expenses. During fiscal 2001, our efforts included the integration of our acquisitions and establishing internal operations to support our Internet and telecom infrastructure services strategy. General and administrative expenses increased by $12.0 million from approximately $7.9 million for the year ended March 31, 2000 to $19.9 million for the year ended March 31, 2001. This increase is attributable to our investment in personnel and corporate infrastructure and the related additional operating expenses resulting from the acquisitions of Telecom Routing Exchange Developers, Post Shell Technology Contractors, IXS.Net and Asia Connect. Although we are currently attempting to reduce expenses in activities not related to our core strategy, we expect general and administrative expenses relating to TerreNAP Data Center to continue increasing over time as we continue to expand our operations.

      Sales and Marketing Expenses. Sales and marketing expenses decreased $0.2 million, or 5.6%, for the year ended March 31, 2001. The decrease is principally due to the decrease of marketing expenses associated with the sale of real estate offset by the increase in marketing expenses associated with marketing the new merged company and TerreNAP Data Centers including NAP of the Americas. During the year ended March 31, 2000, expenses were incurred in connection with the promotion of the sale of two Fortune House condominium projects. During the year ended March 31, 2001, all sales and marketing efforts were terminated in the Fortune House projects.

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

      Interest Income. Interest income increased from $0.2 million for the year ended March 31, 2000 to $0.5 million for the year ended March 31, 2001 due to an increase in our average invested cash balances.

      Interest Expense. Interest expense increased from $0.8 million for the year ended March 31, 2000 to $1.1 million for the year ended March 31, 2001 primarily due to the issuance of our convertible debentures.

      Dividends On Preferred Stock. Dividends on our redeemable preferred stock were $0.4 million for the year ended March 31, 2000 compared to $35,000 for the year ended March 31, 2001. On April 28, 2000, the preferred stock was converted to shares of our common stock.

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

      Loss From Discontinued Operations and Loss on Disposition of Discontinued Operations. In March 2001, we implemented our plan to dispose of certain acquired businesses whose operations reflect Internet faxing, unified messaging and telephony services. These operations were acquired earlier in the year ended March 31, 2001 in association with the AmTec, Spectrum Communication, IXS.Net and Asia Connect acquisitions. Since the operations represent a class of customer and a major line of business, the results of these activities and estimated loss on disposal are accounted for as discontinued operations. The loss on disposition of discontinued operations of $61.1 million includes the write-off of $54.4 million in goodwill. For the year ended March 31, 2001, discontinued operations had $1.8 million of total revenues and a loss of $11.3 million, net of $10.2 million in goodwill amortization.

Liquidity and Capital Resources

      Cash used in continuing operations for the year ended March 31, 2002 was approximately $36.4 million compared to cash used in operations of $6.3 million for the year ended March 31, 2001, an increase of $30.1 million. This increase was primarily the result of our net loss. Cash used in discontinued operations amounted to $22.2 million for the year ended March 31, 2001. No cash used in discontinued operations was recorded for the year ended March 31, 2002. In the aggregate, cash used in operating activities was $36.4 million and $28.6 million for the years ended March 31, 2002 and 2001, respectively.

      Cash used in investing activities for the year ended March 31, 2002 was $28.7 million compared to cash provided by investing activities of $28.6 million for the year ended March 31, 2001. For the year ended March 31, 2002, cash of $45.8 million was used primarily for the purchase of property and equipment related to the NAP of the Americas and our colocation facility in Santa Clara, California. For the year ended March 31, 2001, cash provided by investing activities was primarily composed of proceeds from the sale of Terremark Centre for $55.8 million, offset by $24.4 million of cash primarily used for the purchase of property and equipment primarily related to the NAP of the Americas and our facility in Santa Clara, California.

      Cash provided by financing activities for the year ended March 31, 2002 was $59.9 million compared to cash provided by financing activities of $2.1 million for the year ended March 31, 2001, an increase of $57.8 million. The increase in cash provided by financing activities resulted primarily from $81.8 million of new borrowings and issuance of convertible debt and $9.3 million of construction payables relating to the NAP of the Americas and our colocation facility in Santa Clara, California partially offset by loan payments of $26.5 million. Cash provided by financing activities for the year ended March 31, 2001 resulted primarily from payments on loans of approximately $73.6 million, including repayment of approximately $55.2 million in debt associated with Terremark Centre and repayment of approximately $14.6 million related to a cancelled line of credit, partly offset by $28.1 million provided by the sale of our common stock.

      During fiscal year 2003, $93.1 million of our liabilities, including notes, construction and other trade payables will come due. We had a net working capital deficit of approximately $89.0 million and stockholder’s deficit of approximately $49.3 million at March 31, 2002 and incurred a net loss of approximately $57.4 million for the twelve months then ended. This loss is the result of:

•	non-cash items, including impairment charges of long-lived assets of approximately $19.0 million, and depreciation and amortization expense of approximately $7.3 million;

•	interest expense of approximately $9.7 million;

•	approximately $14.6 million of expenses generated from the start-up and operations of the NAP of the Americas; and

•	not generating sufficient revenue during the year to support the increase in infrastructure.

      During the year ended March 31, 2002, we met our liquidity needs primarily through obtaining additional debt financing and the issuance of equity interests. Some of our debt financing was either provided by or guaranteed by a principle executive officer. We also successfully shut down or disposed of our remaining non-core operations and implemented a series of expense reductions. We expect that we will need an infusion of cash to fund our business operations during the next fiscal year. Our current liquidity needs are primarily related to repayment of our construction payables, other payables and debt and to support operations. We have developed a plan to continue operating through the year ended March 31, 2003. Actual funding requirements are dependent upon our ability to meet expectations and will be significantly impacted if some or all of the following assumptions, which underly the expectations are not met:

•	signing of additional customer contracts at NAP of the Americas;

•	restructuring of $23.7 million of construction payables into long term payables or equity or a combination thereof;

•	exercise of our option to sell our common stock to a financial institution resulting in $10.2 million in additional equity;

•	no funding under any of our guarantees; and

•	restructuring of our $48 million credit facility, as discussed below.

      We have identified additional potential customers and are actively marketing to them available services in the NAP of the Americas. Our plan is predicated on obtaining additional customer contracts by March 31, 2003, which on an annual basis will generate revenues of approximately $20 million. We have also been pursuing and continue to seek sources of additional debt and equity financing. We are actively engaged in discussions with certain vendors to restructure the terms of our construction payable obligations. Our failure to obtain adequate terms from creditors and additional debt or equity financing and meet this plan will result in liquidity problems and require us to curtail, in whole or in part, current operations. There can be no assurances that our plan will be adequately implemented in the time frame contemplated, even if such funds are obtained. Further, any additional equity financing if obtained, will be dilutive to existing stockholders. As a result of these matters, substantial doubt exists about our ability to continue as a going concern.

      Our plan to increase liquidity includes additional equity funding, entering into strategic relationships, and the potential sale of additional debt securities sufficient to fund our 2003 business plan. There can be no assurance that such financing will be available to us. Our ability to obtain financing may be adversely affected by future declines in the technology sector and general economic conditions.

      We intend to allocate our financial resources to activities that are consistent with our strategy of developing and operating TerreNAP Data Centers, including the NAP of the Americas. However, the development of the NAP of the Americas and other TerreNAP Data Centers will require substantial capital resources. As part of our business strategy, we intend to continue to evaluate potential acquisitions, joint ventures and strategic alliances in or with companies that provide services or operations that complement our existing businesses. These acquisitions may also require financing, which may not be available to us on acceptable terms.

Debt and Equity Activity

      In June 2002, we entered into an exclusive agreement with the Comunidad Autonoma de Madrid to develop and operate carrier-neutral network access points (NAPs) in Spain. As part of that agreement the parties formed NAP de las Americas — Madrid S.A. for the purpose of owning and operating carrier-neutral Tier-1 NAPs in Spain and of which we own 10%. We contributed approximately $250,000 towards the capitalization of NAP de las Americas — Madrid S.A. to obtain the 10% interest. The shareholders in this new company are the Instituto Madrileno de Desarrollo — IMADE, the Camara Oficial de Comercio e Industria de Madrid, Red Electrica Telecomunicaciones, S.A., Telvent Desarrollos S.A., a subsidiary of Abengoa S.A., and Centro de Transportes de Coslada, S.A. In June 2002, the NAP de las Americas — Madrid purchased 5 million shares of our common stock at $1.00 per share. We also have the option to purchase up to another 30% of the NAP de las Americas — Madrid shares owned by the Comunidad and the Camara at the initial capitalization value, plus LIBOR.

      In May 2002, we received a $1.5 million short-term loan at 10% interest from our Chief Executive Officer.

      In April 2002, we entered into a Put and Warrant purchase agreement with an international financial institution. Under the agreement, we have an option to put up to $10.2 million in aggregate value of our shares of common stock, at a per share value equivalent to 86.6% of the closing price of the stock on the day the option is exercised. The amount of shares that we put to the financial institution is limited to 9.9% of our then outstanding common stock. Upon the exercise of the option, we will issue and grant to the financial institution three call warrants that grant the financial institution the right to purchase additional shares in an aggregate amount equal to 20% of the shares sold to the institution under the option. The strike price for the first call warrant is equal to the market price of our share price on the option exercise date. The strike price of the second call warrant will be at a 15% premium of our share price on the option exercise date. The strike price of the last call warrant will be at a 15% discount of our share price on the option exercise date. All three call warrants have a six month term. The option expires during October 2002. If the option expires without exercise, we are required to pay $500,000 in fees.

      In April 2002, we received a binding commitment from two directors and some of our shareholders for the purchase of $7.5 million of common stock at $0.75 per share. In May 2002, the transaction was completed by receiving $3.6 million in cash and the conversion of $3.9 million in short term promissory notes to equity. In March 2002, we received $950,000 in cash related to the future stock sale. As of March 31, 2002, this cash receipt was recorded as common stock subscriptions.

      On September 5, 2001, we closed on a $48.0 million credit facility with a bank. The credit facility bears interest at an annual rate of 9.25%, interest is paid monthly and the principal balloons in March 2003. To obtain the loan, we paid a $720,000 commitment fee. We have the option to exercise two nine-month extension periods, subject to some conditions, each for a fee of 0.5% of the principal balance outstanding together with a principal repayment of $2.5 million. During each extension period, a $250,000 monthly principal repayment plus interest is due. At closing, the total amount of the credit facility was disbursed except for approximately $6.6 million that has been held as an interest reserve available to us through June 2002. For the first nine months after the closing of the loan, the reserve has been drawn down on a monthly basis to make interest payments. Subsequently, we will pay interest through cash on hand. The proceeds of the credit facility were primarily used to:

•	repay a $10 million short-term loan from Manuel D. Medina, our Chief Executive Officer, the proceeds of which we had used to fund the build out of the NAP of the Americas (he, in turn, used the $10 million to repay a personal $10 million short-term loan from the bank);

•	repay $3.5 million of debt that we owed to the bank under a line of credit personally guaranteed by Mr. Medina;

•	pay $1.2 million in loan costs related to the $48 million credit facility (including the $720,000 commitment fee); and

•	fund the NAP of Americas build out costs.

      The credit facility is secured by all of our assets and all of our stock in certain of our subsidiaries. The credit facility allows for up to a $25.0 million junior lien position on the assets of our NAP of the Americas, Inc. subsidiary. Mr. Medina has personally guaranteed the $48 million credit facility.

      During July 2002, we reached an agreement in principle to amend the credit facility. Under the amended terms, the initial maturity date has been extended to September 2003 and we have the option to exercise two six-month extension periods each at a cost of 0.5% of the principal balance outstanding together with a principal repayment of $2.5 million. The annual interest rate has been reduced to 7.50% and we will commence making monthly interest payments in July 2002. All other material provisions of the credit facility will remain unchanged. This amendment will be binding upon execution of the documents modifying the terms and conditions of the credit facility, which we expect to complete in July 2002. The credit facility is classified as current in our financial statements.

      In addition to his personal guarantee of the credit facility, and in order for us to obtain the facility, the bank further required that Mr. Medina, prior to the bank disbursing funds under the credit facility (i) provide a $5.0 million certificate of deposit to the bank as collateral on certain personal loans that Mr. Medina has with the bank and (ii) commit to accelerate the maturity date of those personal loans to December 31, 2001.

Subsequent to September 2001, Mr. Medina and the bank changed the maturity date on the personal loans, first to December 31, 2001 and later to July 1, 2002. Mr. Medina also agreed to subordinate debt that we owe to Mr. Medina in the event of our default under the credit facility. Mr. Medina has repaid part of those personal loans to the bank through liquidation of the $5.0 million certificate of deposit in January 2002 leaving an outstanding principal balance of approximately $5.4 million and he intends to exercise his right under such personal loan agreements to extend their maturity date from July 1, 2002 to December 31, 2002.

      On September 5, 2001, in consideration of Mr. Medina agreeing to repay his indebtedness to the bank earlier than otherwise required, pledging the certificate of deposit to the bank and personally guaranteeing the $48 million credit facility and approximately $21 million of construction payables, we entered into an amended and restated employment agreement with him. Under the terms of the amended and restated employment agreement we will indemnify Mr. Medina from any personal liability related to his guarantees of any of our debt, use commercially reasonable efforts to relieve Mr. Medina of all his guarantees of our debt, provide up to $6.5 million of cash collateral to the bank should Mr. Medina be unable to repay the personal loans when due and provide a non interest-bearing $5.0 million loan to Mr. Medina for as long as his guarantees of our debt exist. If the promissory note becomes in default, we have the right of offset against all amounts payable by us to Mr. Medina, the aggregate of which is approximately $2.2 million as of March 31, 2002. The note is shown as an adjustment to equity. Additionally, as long as Mr. Medina’s guarantees of our debt exist, we have agreed to nominate Mr. Medina to our Board of Directors and not remove Mr. Medina, unless for good cause, or remove any of our officers without Mr. Medina’s consent. There was no change in the amount or timing of Mr. Medina’s cash or non-cash compensation in connection with these agreements, nor did Mr. Medina receive any guarantee fee or other fees in connection with his guaranteeing our indebtedness. We do not anticipate funding the $6.5 million of cash collateral.

      The $48 million credit facility and the loan to Mr. Medina have been approved by our Board of Directors.

      In July 2002, the terms of Mr. Medina’s $5.0 million non-interest bearing note were amended. As amended, the note has a maturity date of December 5, 2004 and bears interest subsequent to September 5, 2002 at the applicable federal rate. Interest is due in bi-annual installments. On a quarterly basis, we will review the collectibility of this note. As of July 9, 2002, we owed Mr. Medina approximately $3.7 million. For so long as the $5.0 million note from Mr. Medina is outstanding we have the right to withhold payment to Mr. Medina of $1,375,000 in our convertible debt held by him.

      Our debt financing as of March 31, 2002 primarily includes the following:

•	$26.4 million in principal amount of subordinated convertible debt issued. Interest accrues at 13%, and is payable quarterly beginning March 31, 2001. The debt matures on December 31, 2005 and is convertible into shares of our common stock at $1.87 weighted average conversion price. We are permitted to prepay the debentures, which will entitle holders to warrants or a premium over their outstanding principal declining from 105% in 2001 at the rate of 1% per year;

•	$4.3 million in principal amount of subordinated convertible debt issued. Interest accrues at 13.125%, and is payable quarterly beginning December 31, 2001. The debt matures on August 30, 2004 and is convertible into shares of our common stock at a $0.66 weighted average conversion price We are permitted to prepay the debentures;

•	$48.0 million loan from a commercial bank referred to above (as of March 31, 2002 approximately $43.3 million is outstanding);

•	$4.2 million under various capital lease arrangements, with various terms, secured by equipment;

•	$1.4 million under a loan from a commercial bank secured by certain assets and personal guarantees of a director and certain of our shareholders. The note payable matured as of December 2001. During the year ended March 31, 2002, we made principal reductions on this loan of $375,000 and are currently working with the lender to extend amounts due;

•	$7.5 million of short term financing borrowed from related parties, including certain directors, shareholders and members of our executive management team; and

•	$1.8 million of other short-term debt.

      Subsequent to March 31, 2002, we paid approximately $951,000 in interest that was due on our subordinated convertible debt on March 31, 2002. Subsequent to June 30, 2002, we paid approximately $1,000,000 in interest that was due on our subordinated convertible debt on June 30, 2002.

Guarantees and Commitments

      In addition to our operating commitments, we have made certain guarantees. The Technology Center of the Americas, LLC, (“TECOTA”) where the NAP of the Americas is located, obtained $48.0 million of equity and $61.0 million of construction financing to fund the construction of TECOTA during November 2000. During September 2001, our guaranty of the construction financing was reduced from approximately $60.6 million to $9.5 million. As of March 31, 2002, TECOTA had accounts payable and accrued expenses of $0.8 million and debt of $33.5 million. We do not expect to fund any amounts under our guarantee.

      We lease space for our operations, office equipment and furniture under non-cancelable operating leases. Some equipment is also leased under a capital lease, which are included in leasehold improvements, furniture and equipment. The following represents the minimum future operating and capital lease payments for these commitments, as well as the combined aggregate maturities for all of our debt as of March 31, 2002:

	Capital lease	Operating	Notes	Convertible
	obligations	leases	payable(1)	debt	Total

2003	2,354,263	4,511,232	50,752,209	—	57,617,704
2004	1,436,317	4,625,268	2,998,000	—	9,059,585
2005	1,072,257	4,729,065	48,000	4,250,000	10,099,322
2006	—	4,420,167	48,000	26,405,000	30,873,167
2007	—	4,662,561	34,091	—	4,696,652
Thereafter	—	87,354,638	—	—	87,354,638

	4,862,837	110,302,931	53,880,300	30,655,000	199,701,068

(1)	Included in the 2003 notes payable is $43.3 million credit facility with a bank. Although this facility matures during March 2003, we have the option to exercise two nine-month extension periods each at a cost of 0.5% of the principal balance outstanding and a principal repayment of $2.5 million. During each extension period, a $250,000 monthly principal repayment plus interest is due.

Risk Factors

      You should carefully consider the risks described below and the other information in this annual report. Our business, financial condition or operating results could be seriously harmed if any of these risks materialize. The trading price of our common stock may also decline due to any of these risks.

      The deployment of our TerreNAP(SM) Data Center strategy will require us to expend substantial resources for leases, improvements of facilities, purchase of complementary businesses, assets and equipment, implementation of multiple telecommunications connections and hiring of network, administrative, customer support and sales and marketing personnel. In general, we expect that it may take us a significant period of time to select the appropriate location for a new TerreNAP(SM) Data Center, construct the necessary facilities, install equipment and telecommunications infrastructure and hire operations and sales personnel. The failure to generate sufficient cash flows or to raise sufficient funds may require us to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities, making it difficult for us to generate additional revenue and to respond to competitive pressures.

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

      To date, we have funded our operations through private debt and equity offerings. However, because we have not yet achieved positive cash flow from our operations, we will continue to require capital support until we are cash flow positive.

      Our consolidated financial statements as of fiscal year-end March 31, 2002 have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our independent auditors have issued a report dated July 12, 2002 stating that our recurring operating losses, negative cash flows, and liquidity deficit, combined with our current lack of credit facilities, raise substantial doubt as to our ability to continue as a going concern. Investors in our securities should review carefully our financial statements and the report of our independent accountants thereon. Our ability to continue as a going concern is dependent on several factors, including our ability to raise additional debt and capital. There can be no assurance that any financing will be available through bank borrowings, debt or equity issuances, vendor lines of credit, or otherwise, on acceptable terms or at all. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution both in terms of their percentage interest in the Company and the net book value per share of common stock. While we are actively seeking strategic solutions to our funding issues, there can be no assurance that we will be able to continue as a going concern.

      The nature of our operations changed subsequent to our April 28, 2000 merger with AmTec, Inc. Our operations continue to evolve as we develop our Internet infrastructure and managed services business. We began offering Internet infrastructure and managed services in 2001. Due to our short operating history, our business model is still evolving. Consequently, we believe that period-to-period comparisons of our results of operation may not be necessarily meaningful and should not be relied upon as indicators of future performance. We have experienced revenue growth in the recent period, but this growth may not be indicative of our future operating results. Many of the factors that could cause our operating results to fluctuate significantly in the future are beyond our control. We believe that we will continue to experience net losses on a quarterly and annual basis for the foreseeable future. We may also use significant amounts of cash and/or equity to acquire complementary businesses, products, services or technologies.

      The market for Internet infrastructure services has only recently begun to develop, is evolving rapidly and likely will be characterized by an increasing number of market entrants. There is significant uncertainty regarding whether this market ultimately will prove to be viable or, if it becomes viable, that it will grow. Our future growth, if any, will be dependent on the willingness of carriers to peer and colocate within our facilities, enterprises to outsource the system and network management of their mission-critical Internet operations and our ability to market our services in a cost-effective manner to a sufficiently large number of those potential customers. There can be no assurance that the market for our services will develop, that our services will be adopted or that businesses, organizations or consumers will use the Internet for commerce and communication. If this market fails to develop, or develops more slowly than expected, or if the our services do not achieve market acceptance, our business, results of operations and financial condition would be materially and adversely affected.

      We intend to allocate our financial resources to activities that are consistent with our strategy of developing and operating TerreNAP(SM) Data Centers, including the NAP of the Americas. We have therefore implemented a policy of reducing expenditures in areas that are not consistent with that objective. However, the development of the NAP of the Americas and other TerreNAP(SM) Data Centers will require substantial capital resources. We are exploring various alternatives, including the raising of debt and equity both in private and public markets and obtaining financing from our vendors. In the event that we are unsuccessful in obtaining sufficient financial resources to permit us to fully implement our proposed plans, we will consider various alternatives, including possible joint ventures and reducing the scale or deferring implementation of proposed projects. However, there is no assurance that we will have the funds necessary to discharge our obligations associated with operating the NAP of the Americas or developing and operating other TerreNAP(SM) Data Centers.

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

      We expect to continue to make additional significant investments in sales and marketing and the development of new services as part of our expansion strategy. We will incur further expenses from sales personnel hired to test market our services in markets where there is no TerreNAP(SM) Data Center. In addition, we typically experience a lengthy sales cycle for our services, particularly given the importance to customers of securing Internet connectivity for mission-critical operations and the need to educate certain customers regarding TerreNAP(SM) Data Center, and benefits of colocation and Internet connectivity services. The rate of growth in our customer base and the length of the sales cycle for our services may cause significant adverse results to our business, and our financial condition would be materially and adversely affected. Due to the typically lengthy sales cycle for our services, our expenses may occur prior to customer commitments for our services. There can be no assurance that the increase in our sales and marketing efforts will result in increased sales of our services.

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

      The market for Internet infrastructure services is extremely competitive and subject to rapid technological change. Many companies have announced that they will begin to provide or plan to expand their service offerings to compete with our services. We expect to encounter increased competition in the future due to increased consolidation and the development of strategic alliances in the industry. In addition, we will compete with foreign service providers as we expand internationally and as these service providers increasingly compete in the United States market. The principal competitive factors in our market include:

•	Ability to deliver services when requested by the customer;

•	Internet system engineering and other professional services expertise;

•	Customer service;

•	Network capability, reliability, quality of service and scalability;

•	Variety of managed services offered;

•	Access to network resources, including circuits, equipment and interconnection capacity to other networks;

•	Broad geographic presence;

•	Price;

•	Ability to maintain and expand distribution channels;

•	Brand name recognition;

•	Timing of introductions of new services;

•	Physical and network security;

•	Financial resources; and

•	Customer base

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

      We believe our market is likely to consolidate in the near future, which could result in increased price and other competition. Some of our competitors may be able to provide customers with additional benefits relating to the customer’s Internet system and network management solutions, including reduced local and long distance communications costs, which could reduce the overall costs of their services relative to ours. We may not be able to offset the effects of any price reductions.

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

      We believe that we have certain competitive advantages but there are few barriers to entry. We are recognized by industry members as one of five owners/operators of Tier-1 NAP in the US. None of the other four Tier-1 NAPs offer Class A1+ space immediately adjacent to the peering point as well as managed services. In addition, we are the only carrier-neutral NAP. Nevertheless, there are few substantial barriers to entry to the colocation and managed services market, and we expect to face additional competition from existing competitors and new market entrants in the future.

      We are dependent on key personnel. We are highly dependent on the services of Manuel D. Medina, our Chairman. The loss of Mr. Medina could materially harm our business. Our potential growth and expansion and the merger and integration of separate businesses, are expected to place increased demands on our management skills and resources. We cannot assure you that we will be able to retain and attract skilled and experienced management. The failure to attract and retain personnel could materially harm our business and impair the price of our stock.

      If our shares are delisted from the American Stock Exchange, we may apply to have our shares quoted on Nasdaq’s Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. The Bulletin Board and the “pink sheets” are generally considered to be less efficient markets than the American Stock Exchange on which the shares are currently traded. In addition, if our shares are no longer listed on the American Stock Exchange or another national securities exchange in the United States, our shares may be subject to the “penny stock” regulations. If our shares are delisted from the American Stock Exchange, our stockholders could find it difficult to sell our stock and the price of our stock could be adversely affected.

      You should not expect to receive dividends on our common stock. We have not paid dividends on our common stock to date and have no plans for paying dividends on the common stock in the foreseeable future. We have certain obligations to pay dividends in kind, which may be paid, at our option, in common stock to holders of the Series G and Series H preferred shares. Except for those dividends on the shares of issued and outstanding preferred stock, and cash or in-kind dividends that we may pay on other preferred stock that may be issued in the future that require dividends, we intend to retain any earnings to pay for the expansion of our business. In addition, covenants in our financing agreements prohibit the payment of dividends.

      We could pay additional taxes because our operations are subject to various foreign taxes. We structure our operations based on assumptions about various tax laws, U.S. and international tax treaty developments, international currency exchange and capital repatriation laws and other relevant laws of a variety of non-U.S. jurisdictions. Taxing or other authorities might not reach the same conclusions we reach. We could suffer adverse tax and other financial consequences if our assumptions about these matters are incorrect or the relevant laws are changed or modified.

      Distributions and other payments from our subsidiaries and affiliates may be subject to foreign taxes, reducing our earnings. Distributions of earnings and other payments, including interest, we receive from our subsidiaries and affiliates may be subject to withholding taxes imposed by the jurisdictions in which these entities are formed or operating. These taxes would reduce the amount of after-tax cash we would receive from these entities.

      Our customer service could suffer if we are unable to obtain satisfactory services from local communications providers, which could adversely affect our ability to compete. We depend on local carriers to provide various communications services to us and to our customers. We have from time to time had delays in receiving these communications services. We may not be able to obtain these services on the scale and within the time required by us at an affordable cost, or at all. If adequate services are not provided, customer service could suffer as could our competitive position and financial results. Further these service providers could become competitors in the future.

      Recent terrorist activity in the United States and the military action to counter terrorism could adversely impact our business. The September 11, 2001 terrorist attacks in the United States, the ensuing declaration of war on terrorism and the continued threat of terrorist activity and other acts of war or hostility appear to be having an adverse effect on business, financial and general economic conditions in the U.S. These effects may, in turn, result in increased costs due to the need to provide enhanced security, which would have a material adverse effect on our business and results of operations. These circumstances may also adversely affect our ability to attract and retain customers, our ability to raise capital and the operation and maintenance of our NAP facilities.

      Our business could be harmed by prolonged electrical power outages or shortages, or increased costs of energy. Our NAP facilities are susceptible to regional costs of power, electrical power shortages and planned or unplanned power outages caused by these shortages. A power shortage may result in an increase of the cost of energy, which we may not be able to pass on to our customers. We attempt to limit exposure to system downtime by using backup generators and power supplies. Power outages, which last beyond our backup and alternative power arrangements, could harm our customers and our business.

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 141 (FASB 141), Business Combinations, and Statement of Financial Accounting Standards No. 142 (FASB 142), Goodwill and Other Intangible Assets. FASB 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FASB 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001. We will adopt FAS 142 at the beginning of the fiscal year ending March 31, 2003.

      In August 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 144 (FASB 144), Accounting for the Impairment or Disposal of Long-Lived Assets. FASB 144 supercedes FASB 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business. FASB 144 retains the requirements of FASB 121 for recognition and measurement of an impairment loss on long-lived assets, and establishes a single accounting model for all long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of FAS 144 are effective for fiscal years beginning after December 15, 2001. We will adopt FAS 144 at the beginning of the fiscal year ending March 31, 2003.

      We do not expect the adoption of FASB 141, FASB 142 or FASB 144 to have a material effect on our consolidated financial statements assuming we are a going concern. Had we continued amortizing our intangible assets, the annual amortization expense would have been approximately $3.3 million for the next four years.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      We have not entered into any financial instruments for trading or hedging purposes.

      Our carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses is a reasonable approximation of their fair value.

      Our exposure to market risk resulting from changes in interest rates relates primarily to our debt. An immediate 10% increase or decrease in current interest rates would furthermore not have a material impact to our debt obligations due to the fixed nature of our debt obligations. The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair market value of the fixed interest rate debt but does not impact our earnings or cash flows.

      To date, all of our recognized revenue has been denominated in U.S. dollars, generated mostly from customers in the U.S., and our exposure to foreign currency exchange rate fluctuations has been minimal. We expect that future revenues may be derived from customers outside of the U.S. and may be denominated in foreign currency. As a result, our operating results or cash flows may be impacted due to currency fluctuations relative to the U.S. dollar.

      Furthermore, to the extent we engage in international sales that are denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our services less competitive in the international markets. Although we will continue to monitor our exposure to currency fluctuations, and when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not adversely affect our financial results in the future.

      Some of our operating costs are subject to price fluctuations caused by the volatility of underlying commodity prices. The commodity most likely to have an impact on our results of operations in the event of significant price change is electricity. We are closely monitoring the cost of electricity. To the extent that electricity costs continue to rise, we are investigating opportunities to pass these additional power costs onto our customers that utilize this power. We do not employ forward contracts or other financial instruments to hedge commodity price risk.

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

      Deloitte & Touche LLP was engaged to audit AmTec’s March 31, 2000 financial statements. During AmTec’s two most recent fiscal years ended March 31, 2000, there were no disagreements between management and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused Deloitte & Touche LLP to make reference to the subject matter of the disagreement in connection with its report. In addition, the financial statements of AmTec for such periods contained no adverse opinion or disclaimers of opinion, and were not qualified or modified in any way. Also, during this same period there were no reportable events as defined or listed in Item 304 of Regulation S-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT.

      Our directors, executive officers and key employees and their ages as of June 26, 2002, are as follows:

Name	Age	Principal Position

Manuel D. Medina	49	Chairman of the Board, President and Chief Executive Officer
Joseph R. Wright, Jr.	63	Vice Chairman of the Board
Guillermo Amore	64	Director
Timothy Elwes	66	Director
Jose Maria Figueres-Olsen	47	Director
Marvin S. Rosen	60	Director
Miguel J. Rosenfeld	52	Director
Joel A. Schleicher	49	Director
Kenneth I. Starr	53	Director
Brian K. Goodkind	44	Executive Vice President and Chief Operating Officer
José A. Segrera	31	Senior Vice President and Chief Financial Officer
José E. González	41	Senior Vice President, General Counsel and Secretary

Name	Age	Principal Position

Key Employees
Monty Bannerman	47	Chief Technology Officer and Senior Vice President Corporate Strategy
Jamie Dos Santos	40	Senior Vice President Global Sales
Sandra B. Gonzalez-Levy	52	Senior Vice President Corporate Communications
Marvin Wheeler	47	Senior Vice President and General Manager NAP of the Americas

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

      Joseph R. Wright, Jr. has served as our Vice Chairman of the Board since April 28, 2000. Mr. Wright is currently the President & CEO of PanAmSat Corporation. Prior to that, Mr. Wright served as Chairman of the Board from May 1995 to April 2000. Mr. Wright also served as Chairman of the Board of GRC International, Inc. a United States public company that provides technical information technology support to government and private entities from 1996 to 2000. He is also Co-Chairman of Baker & Taylor Holdings, Inc., an international book and video distribution company, and Vice Chairman of Jefferson Consulting Group, a Washington D.C. consulting firm. From 1989 to 1994, Mr. Wright served as Executive Vice President, Vice Chairman and Director of W.R. Grace & Co., an international chemicals and health care company, President of Grace Energy Corporation and Chairman of Grace Environmental Company. From 1982 to 1989, Mr. Wright held the positions of Director and Deputy Director of the Office of Management and Budget, The White House, and was a member of President Reagan’s cabinet. Before 1982, he served as Deputy Secretary, United States Department of Commerce, President of Citicorp Retail Services and Retail Consumer Services, held posts in the United States Department of Agriculture and the United States Department of Commerce, and was Vice President and Partner of Booz Allen & Hamilton, a management consulting firm. Mr. Wright also serves on the Boards of Directors of PanAm Sat corporation, Fusion Telecommunications International, Inc., Cereus Technology Partners, RealMed Corporation and serves on the AT&T Government Markets Advisory Board. He is a former member of the President’s Export Council and a former member of the Board of Directors of Travelers, Harcourt Brace Janovich, and Hampton University.

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

      Marvin S. Rosen has served as a member of our board of directors since April 2000. Mr. Rosen is a co-founder of Fusion Telecommunications International and has served as its Vice Chairman since December 1998. From September 1995 through January 1997, Mr. Rosen served as the Finance Chairman of the Democratic National Committee. Mr. Rosen currently serves on the Board of Directors of the Children’s Health Fund (New York City), since 1994, the Robert F. Kennedy Memorial, since 1995, Bio-Medical Disposal, Inc., since 1998 and Fusion Telecommunications International, Inc., since 1997, where he has also been Vice-Chairman since December 1998. Mr. Rosen received his Bachelor of Science degree in Commerce from the University of Virginia, his LL.B. from Dickinson School of Law and his LL.M. in Corporations from New York University Law School.

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

      Brian K. Goodkind has served as our Executive Vice President and Chief Operating Officer since April 2000. From April 1998 until his election to these offices, Mr. Goodkind served as the Vice-Chairman, Executive Vice President, and General Counsel to Terremark. In these capacities, Mr. Goodkind oversaw the operations, risk management, systems development, and legal matters for Terremark. Mr. Goodkind has been a member of the Florida Bar since 1982, and was in private practice for 16 years, specializing in commercial litigation, employment law, international transactions and real estate. His experience includes over 11 years, from 1986 to 1998, as one of two founding partners of a seventy-attorney full-service law firm, of which he served as managing partner for over five years. Mr. Goodkind received his Bachelor of Arts degree from the University of Alabama and his Juris Doctor from the University of Florida.

      José A. Segrera has served as Senior Vice President and Chief Financial Officer since September 2001. Prior to joining Terremark, Mr. Segrera served as the interim chief financial officer of FirstCom Corporation, which recently merged into AT&T Latin America. From 1992 to 1997, Mr. Segrera was with the assurance practice at KPMG LLP; most recently as a manager. Mr. Segrera received his Bachelors in Business Administration and his Masters in Professional Accounting from the University of Miami.

      José E. González has served as Senior Vice President, General Counsel and Secretary since January 2001. Prior to joining Terremark, Mr. González served as the Vice President and Regional Counsel for Sunbeam Corporation, responsible for legal affairs throughout Canada, Latin America/Caribbean and Asia. From 1995 to 1998, Mr. González was Assistant General Counsel, International, responsible for the international legal affairs of Blockbuster Entertainment, a subsidiary of Viacom, Inc. From 1990 to 1995 Mr. González was a member of the General Counsel’s Office of the American Express Company, where he served as Regional Counsel for Latin America and the Caribbean. Mr. González received his Bachelors of Arts degree from Fordham University in 1982 and his Juris Doctor from Fordham University School of Law in 1985. He is a member of the Bar of the State of New York and certified to practice as in-house counsel by the Bar of the State of Florida.

      Monty Bannerman has served as our Chief Technology Officer and Senior Vice President Corporate Strategy since December 2000. In June 1997, Mr. Bannerman founded IXS.NET, a provider of IP telephony services in China, and DSP.NET, an ISP in the Bay Area. From December 1984 to June 1996, Mr. Bannerman was Vice President of Bell Canada International (BCI). Mr. Bannerman is a graduate of Mohawk College in Hamilton, Ontario where he earned a degree in Business Administration and Finance.

      Jamie Dos Santos has served as our Senior Vice President Global Sales since April 2001. From 1981 to 2001, Ms. Dos Santos worked with the Bell System. Ms. Dos Santos held various positions during her tenure with Telcordia/Bell Systems including Director of Professional Services Latin America, Regional Account Director starting her career as a Business Service Representative prior to divestiture. Ms. Dos Santos attended the University of Florida and Bellcore’s elite Technical training curriculum receiving various degrees in telecommunications.

      Sandra B. Gonzalez-Levy has served as our Senior Vice President Corporate Communications since July 2000. From January 1997 to June 2000, Mrs. Gonzalez-Levy was President and Chief Executive Officer of the Miami-Dade Community College Foundation, Inc. Mrs. Gonzalez-Levy was Group Senior Vice President and Public Relations Director with Barnett Bank, N.A. From 1980 to December 1996, she was with the Greater Miami Chamber of Commerce most recent as Senior Vice President, in charge of the International Economic Development and Hispanic Business Departments. Mrs. Gonzalez-Levy holds a Masters degree of Business Administration from Barry University.

      Marvin Wheeler has served as our Senior Vice President of Operations and General Manager of the NAP of the Americas since March 2001. From June 1978 to March 2000, Mr. Wheeler worked at BellSouth managing Data Center and WAN/LAN Operations in addition to directing some of the 24/7 operations centers in the Southeast United States. Mr. Wheeler graduated from the University of Florida, where he earned a degree in Business Administration with a concentration in marketing.

Employment Agreements

      We have entered into employment agreements with Manuel D. Medina, Brian K. Goodkind, José A. Segrera and José E. González.

ITEM 11.	EXECUTIVE COMPENSATION.

      The following tables set forth certain information concerning compensation for the fiscal years ended March 31, 2002, 2001 and 2000 of our executive officers, including the Chief Executive Officer and four executive officers whose total annual salary and bonus exceeded $100,000, for the fiscal year ended March 31, 2002.

LONG TERM COMPENSATION AWARDS

						Options
				Other Annual	Stock	SARs
Name and Principal Position	Year	Salary($)		Compensation	Awards($)	(#)

Manuel D. Medina	2002	$350,000				100,000
President & Chairman of the Board	2001	$350,000
	2000	$350,000

Joseph R. Wright, Jr.	2002	$100,000	(1)
Vice Chairman	2001	$250,000
	2000	$285,000		35,000 (2)	87,500	200,000

Brian K. Goodkind	2002	$250,000				150,000
Executive Vice President &	2001	$250,000				150,000
Chief Operating Officer	2000	$250,000

José A. Segrera	2002	$170,000				200,000
Senior Vice President &	2001	$150,000				150,000
Chief Financial Officer	2000	—

José E. González	2002	$175,000				200,000
Senior Vice President,	2001	$175,000				150,000
General Counsel & Secretary	2000	—

(1)	Pursuant to a one-year consulting agreement with the Company, whereby Mr. Wright receives $8,333 per month.
(2)	During fiscal year 2000, we paid approximately $30,000 per year on behalf of Mr. Wright for certain personal tax and accounting services rendered by third parties for Mr. Wright.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Owners

      The following table sets forth information regarding the beneficial ownership of shares of our common stock, as of June 28, 2002, by (i) each of our directors, (ii) each of our executive officers, (iii) by all of our directors and executive officers as a group and (iv) by each person that beneficially owns five percent or more of shares of common stock. Each person named in the table has sole voting and investment power with respect to all shares of common stock shown as beneficially owned, expect as otherwise set forth in the notes to the table. Unless otherwise provided, the address of each holder is c/o Terremark Worldwide, Inc., 2601 South Bayshore Drive, Miami, Florida 33133.

			Percentage of
			Outstanding
	Amount of Beneficial		Common Shares
Name and Address of Beneficial Owner	Ownership(1)		Owned

Directors and Executive Officers
Manuel D. Medina	33,302,190	(2)	16.2%
Joseph R. Wright, Jr.	4,257,017	(3)	2.0%
Guillermo Amore	3,669,928	(4)	1.8%
Marvin S. Rosen	1,286,151	(5)	*
Miguel J. Rosenfeld	383,463	(6)	*
Kenneth J. Starr	272,000	(7)	*
Brian K. Goodkind	262,843	(8)	*
Jose Maria Figueres-Olsen	234,000	(9)	*
Joel A. Schleicher	160,668	(10)	*
Timothy Elwes	134,000	(11)	*
José E. González	54,501	(12)	*
José A. Segrera	50,001	(12)	*
All directors and executive officers as a group (12 persons)	44,066,762		20.8%
5% Stockholders
Vistagreen Holdings (Bahamas Limited)	29,909,128	(13)	14.6%
Charlotte House Charlotte Street, PO Box N-65 Nassau Bahamas
Paradise Stream Delaware LLC	25,000,000	(13)	12.2%
c/o Corporate Service Company 2711 Centerville Road Suite 400 Wilmington, Delaware 19808-1645

*	Represents less than 1%.

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from June 28, 2002 upon the exercise of convertible debentures, options or warrants. Each beneficial owner’s percentage ownership is determined by assuming that convertible debentures, options and warrants that are held by that person, but not those held by any other person, and that are exercisable within 60 days from June 28, 2002 have been exercised.
(2)	Includes shares to which Mr. Medina has sole voting and investment power or shares voting and investment power with his spouse. Also includes 895,277 shares of common stock underlying convertible debentures and 134,000 shares of common stock underlying options.
(3)	Does not include 50,000 shares held in trust for the benefit of Mr. Wright’s grandchildren, with respect to which Mr. Wright disclaims any beneficial ownership. Includes 3,334,000 shares of common stock underlying options and 323,373 shares of common stock underlying warrants.

(4)	Includes 1,154,201 shares of common stock underlying convertible debentures which are held by a trust with respect to which Mr. Amore is a general partner and with respect to which holder disclaims any beneficial ownership except as to the extent of his pecuniary interest therein. Includes 4,000 shares owned by Mr. Amore’s brother, over which Mr. Amore has investment control and 134,000 shares of common stock underlying options. Includes 610,909 shares of common stock held by the same trust, with respect to which Mr. Amore disclaims beneficial ownership except to the extent of his pecuniary interest therein. Does not include 477,074 shares held in a trust for the benefit of Mr. Amore’s grandchildren, with respect to which holder disclaims any beneficial ownership therein.
(5)	Includes 205,810 shares of common stock underlying convertible debentures and 169,001 shares of common stock underlying options.
(6)	Includes 145,000 shares held indirectly by Mr. Rosenfeld and 134,000 shares of common stock underlying options. Does not include 49,189 shares held by Mr. Rosenfeld’s children and mother, with respect to which holder disclaims any beneficial ownership.
(7)	Includes 30,000 shares owned by Mr. Starr’s wife and 8,000 shares owned by Mr. Starr’s children. Also includes 100,000 shares of common stock underlying warrants and 134,000 shares of common stock underlying options.
(8)	Includes 80,843 shares of common stock underlying convertible debentures and 150,000 shares of common stock underlying options.
(9)	Includes shares to which Mr. Figueres-Olsen has sole voting and investment power or shares voting and investment power with his spouse and 134,000 shares of common stock underlying options.

(10)	Includes 160,668 shares of common stock underlying options.
(11)	Includes 134,000 shares of common stock underlying options.
(12)	Includes 50,001 shares of common stock underlying options.
(13)	The information set forth herein is based upon the most recent Schedule 13D (and any amendments thereto) filed with the SEC and, accordingly, may not reflect the owner’s respective holdings as of the date of this report.

Equity Compensation Plan Information

      This table summarizes share and exercise price information about our equity compensation plans as of March 31, 2002.

		Weighted average	Number of securities
		exercise price of	available for future
	Number of securities	outstanding options,	issuance under equity
Plan Category	to be issued	warrants and rights	compensation plans

Equity compensation plans approved by security holders	12,554,901	$1.9844	6,445,099
Equity compensation plans not approved by security holders	900,000	$0.6700	N/A

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In May 2002, we received a $1.5 million short-term loan at a 10% interest rate from Manuel D. Medina, our Chief Executive Officer.

      In April 2002, we received a binding commitment from a group that includes two of our directors — Guillermo Amore and Miguel Rosenfeld for the purchase of 10 million shares of common stock at $.75 per share. In May 2002, the transaction was completed by receiving $3.6 million in cash and the conversion of $3.9 million in short term promissory notes to equity.

      On September 5, 2001, we closed on a $48.0 million credit facility with a bank. In addition to Mr. Medina personally guaranteeing the credit facility, and in order for us to obtain the facility, the bank further required Mr. Medina to, prior to the bank disbursing funds under the credit facility, (i) provide a $5.0 million certificate of deposit to the bank as collateral for certain personal loans Mr. Medina has with the bank, and (ii) commit to accelerate the maturity date of those personal loans to December 31, 2001. Subsequent to September 2001, Mr. Medina and the bank changed the maturity date on the personal loans, first to December 31, 2001 and later to July 1, 2002. Mr. Medina also agreed to subordinate debt that we owed to Mr. Medina in the event of our default under the credit facility. Mr. Medina has repaid part of those personal loans to the bank through liquidation of the $5.0 million certificate of deposit in January 2002 leaving an outstanding principal balance of approximately $5.4 million and he intends to exercise his right under such personal loan agreements to extend their maturity date from July 1, 2002 to December 31, 2002.

      On September 5, 2001, in consideration of Mr. Medina agreeing to repay his indebtedness to the bank earlier than otherwise required, pledging the certificate of deposit to the bank and personally guaranteeing the $48 million credit facility and approximately $21 million of construction payables, we entered into an amended and restated employment agreement with him. Under the terms of the amended and restated employment agreement we will indemnify Mr. Medina from any personal liability related to his guarantees of any of our debt, use commercially reasonable efforts to relieve Mr. Medina of all his guarantees of our debt, provide up to $6.5 million of cash collateral to the bank should Mr. Medina be unable to repay the personal loans when due and provide a non interest-bearing $5.0 million loan to Mr. Medina for as long as his guarantees of our debt exist. If the promissory note becomes in default, we have the right of offset against all amounts payable by us to Mr. Medina, which is approximately $2.2 million as of March 31, 2002. The note is shown as an adjustment to equity. Additionally, as long as Mr. Medina’s guarantees of our debt exist, we have agreed to nominate Mr. Medina to our Board of Directors and not remove Mr. Medina, unless for good cause, or remove any of our officers without Mr. Medina’s consent. There was no change in the amount or timing of Mr. Medina’s cash or non-cash compensation in connection with these agreements, nor did Mr. Medina receive any guarantee fee or other fees in connection with his guaranteeing our indebtedness. We do not anticipate funding the $6.5 million of cash collateral.

      The $48 million credit facility and the promissory note from Mr. Medina have been approved by our Board of Directors.

      In July 2002, the terms of non-interest bearing note were amended. As amended, the note has a maturity date of December 5, 2004 and bears interest subsequent to September 5, 2002 at the applicable federal rate. Interest is due in bi-annual installments. On a quarterly basis, we will review the collectibility of this note. As of July 9, 2002, we owed Mr. Medina approximately $3.7 million. We have the right to withhold payment to Mr. Medina of $1,375,000 in amounts due.

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

      (b) No reports were filed on Form 8-K during the fourth quarter of the fiscal year ended March 31, 2001.

      (c) The following exhibits, which are furnished with this Annual Report or incorporated herein by reference, are filed as part of this Annual Report.

Exhibit
Number	Exhibit Description

2.1	Agreement for Sale of Assets by and between ITV Communications, Inc. and Netmatics, Inc., dated January 11, 1996, and Promissory Note and Security Agreement dated January 16, 1996(1)
2.2	Agreement of Merger between AVIC Group International, Inc., a Colorado corporation, with and into AVIC Group International, Inc., a Delaware corporation dated July 10, 1996(2)
2.3	Agreement and Plan of Merger by and between Terremark Holdings, Inc. and AmTec, Inc., dated as of November 24, 1999, as amended by that certain Amendment to Agreement and Plan of Merger, dated as of February 11, 2000(3)
2.4	Letter agreement dated January 12, 2001 among MP Telecom, LLC, Terremark Worldwide, Inc., Clifford J. Preminger, Thomas M. Mulroy and Manuel Medina(4)
3.1	Certificate of Merger of Terremark Holdings, Inc. with and into AmTec, Inc.(5)
3.2	Restated Certificate of Incorporation of the Company(5)
3.3	Restated Bylaws of the Company (5)
3.4	Certificate of Designations of Preferences of Series G Convertible Preferred Stock of the Company(5)
3.5	Certificate of Designations of Preferences of Series H Convertible Preferred Stock of the Company(6)
4.2	Specimen Stock Certificate(1)
4.3	Form of 13% Subordinated Convertible Debenture, due December 31, 2005(7)
4.4	Form of Warrant for the Purchase of Shares of Common Stock(8)
4.5	Form of 13.125% Subordinated Convertible Debenture, due August 30, 2004*
10.1	1995 Stock Option Plan(9)
10.2	1996 Stock Option Plan(9)
10.3	Real Property Lease between Lexreal Associates and the Company dated May 8, 1995(9)
10.4	Form of Indemnification Agreement for directors and officers of the Company(2)
10.5	Employment Agreement with Joseph R. Wright(10)
10.6	Employment Agreement with Manuel Medina(11)
10.7	Amendment to Employment Agreement with Manuel Medina(12)
10.8	Employment Agreement with Brian Goodkind(13)
10.9	Amended and Restated Credit Agreement between the Company and Ocean Bank, dated September 5, 2001(14)
10.10	$5 million Promissory Note from Manuel D. Medina to the Company dated September 5, 2001*
10.11	Share Purchase Agreement between the Company and NAP de Las Americas — Madrid, S. A. dated July 13, 2002*
10.12	Form of Promissory by Company to Officers or Directors*
10.13	Employment Agreement with José A. Segrera*
10.14	Employment Agreement with José E. González*
21	Subsidiaries of the Company*

*	Filed herewith.

(1)	Previously filed as part of the Company’s Current Report on Form 8-K dated March 6, 1997.
(2)	Previously filed as part of the Company’s Definitive Proxy Statement filed on April 18, 1996.
(3)	Previously filed as part of the Company’s Definitive Proxy Statement filed on March 24, 2000.
(4)	Previously filed as part of the Company’s Current Report on Form 8-K dated February 28, 2001.

(5)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3 filed May 15, 2000.
(6)	Previously filed as exhibit 3.5 to the Company’s Annual Report on Form 10-K filed on July 16, 2001.
(7)	Previously filed as exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2001.
(8)	Previously filed as exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2001.
(9)	Previously filed as part of the Company’s Transition Report on Form 10-KSB for the transition period from October 1, 1994 to March 31, 1995.

(10)	Previously filed as exhibit 10.6 to the Company’s Annual Report on Form 10-KSB filed June 29, 2000.
(11)	Previously filed as exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on July 16, 2001.
(12)	Previously filed as exhibit 10.1 to the Company’s Quarterly report on Form 10-Q filed on November 14, 2001.
(13)	Previously filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2000.
(14)	Previously filed as exhibit 10.2 to the Company’s Quarterly report on Form 10-Q filed on November 14, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of July 2002.

TERREMARK WORLDWIDE, INC.

By:	/s/ MANUEL D. MEDINA

Manuel D. Medina, Chairman of the Board, President and Chief Executive Officer

By:	/s/ JOSÉ A. SEGRERA

Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MANUEL D. MEDINA Manuel D. Medina	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	July 15, 2002
/s/ GUILLERMO AMORE Guillermo Amore	Director	July 15, 2002
/s/ TIMOTHY ELWES Timothy Elwes	Director	July 15, 2002
/s/ JOSÉ MARIA FIGUERES-OLSEN José Maria Figueres-Olsen	Director	July 15, 2002
/s/ MARVIN S. ROSEN Marvin S. Rosen	Director	July 15, 2002
/s/ MIGUEL J. ROSENFELD Miguel J. Rosenfeld	Director	July 15, 2002
/s/ JOEL A. SCHLEICHER Joel A. Schleicher	Director	July 15, 2002
/s/ KENNETH I. STARR Kenneth I. Starr	Director	July 15, 2002
/s/ JOSEPH R. WRIGHT, JR. Joseph R. Wright, Jr.	Director	July 15, 2002
/s/ JOSÉ A. SEGRERA José A. Segrerá	Chief Financial Officer	July 15, 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Terremark Worldwide, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ (deficit) equity and of cash flows present fairly, in all material respects, the financial position of Terremark Worldwide, Inc. and its subsidiaries at March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net liquidity deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP

Fort Lauderdale, Florida

July 12, 2002

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$283,078	$5,574,687
Restricted cash	757,573	32,039
Accounts receivable, net of allowance for doubtful accounts of $234,767 and $0, respectively	1,621,978	2,871,119
Contracts receivable	1,362,836	4,637,916
Real estate held for sale	—	12,860,657

Total current assets	4,025,465	25,976,418
Investments in TECOTA, at cost	489,855	489,855
Property and equipment, net	61,088,987	25,065,989
Other assets	2,199,454	2,823,579
Identifiable intangible assets and goodwill, net of accumulated amortization of $4,773,029 and $1,270,462, respectively	13,220,170	23,712,737

TOTAL ASSETS	$81,023,931	$78,068,578

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion notes payable (includes $4,250,000 and $-0- due to related parties)	$50,752,209	$13,317,662
Construction payables — property and equipment	26,250,729	16,960,452
Trade payables and other liabilities	10,240,698	16,016,521
Current portion of capital lease obligations	2,079,294	840,106
Interest payable	2,347,742	323,153
Net liabilities of discontinued operations	1,394,010	2,700,847

Total current liabilities	93,064,682	50,158,741
Convertible debt (includes $4,450,000 and $3,875,000 due to related parties)	30,655,000	15,855,382
Notes payable, less current portion (includes $2,950,000 and $-0- due to related parties)	3,128,091	363,181
Capital lease, less current portion	2,136,076	243,738
Deferred revenue	815,826	284,693

TOTAL LIABILITIES	129,799,675	66,905,735

Series H redeemable convertible preferred stock: $.001 par value, 294 and -0-shares authorized, issued and outstanding, respectively	500,000	—

Series G convertible preferred stock: $.001 par value, 20 and -0-shares authorized, issued and outstanding, respectively	1	1
Common stock: $.001 par value, 300,000,000 shares authorized; 200,882,250 and 200,507,179 shares issued, of which 1,400,000 shares are held in treasury, respectively	200,882	200,507
Paid in capital	125,652,119	125,339,544
Retained deficit	(173,096,835)	(115,724,620)
Common stock subscriptions	950,000	—
Common stock warrants	2,879,413	2,059,398
Common stock options	1,566,801	1,716,138
Less cost of shares of common stock in treasury	(2,428,125)	(2,428,125)
Note receivable — related party (Note 10)	(5,000,000)	—
Commitments and contingencies (Note 15)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(49,275,744)	11,162,843

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$81,023,931	$78,068,578

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended March 31,

	2002	2001	2000

Revenues
Data center	$3,215,897	$252,906	$—
Real estate sales	—	2,752,748	11,008,332
Development, commission and construction fees	3,218,330	12,484,272	2,563,647
Management fees	1,183,570	2,212,326	1,069,176
Construction contracts	8,254,687	22,445,156	749,262

Operating revenues	15,872,484	40,147,408	15,390,417

Expenses
Data center operations	11,230,513	1,223,112	—
Start up costs — data centers	3,383,127	6,507,517	—
Cost of real estate sold	—	2,134,572	8,867,641
Construction contract expenses	7,397,524	20,347,165	554,610
General and administrative	15,561,042	19,929,438	7,917,793
Sales and marketing	3,621,176	2,768,890	2,933,125
Depreciation and amortization	7,257,151	3,257,292	81,264
Impairment of long-lived assets	18,973,670	4,155,178	443,627

Operating expenses	67,424,203	60,323,164	20,798,060

Loss from operations	(51,551,719)	(20,175,756)	(5,407,643)

Other income (expense)
Interest income	97,237	505,743	222,062
Interest expense	(9,750,473)	(1,097,683)	(804,785)
Other (expense) income	(326,247)	(570,749)	374,803
Dividend on preferred stock	(26,741)	(34,806)	(417,669)
Gain on sale of real estate held for sale	4,185,728	—	—

Total other expense	(5,820,496)	(1,197,495)	(625,589)

Loss from continuing operations before income taxes	(57,372,215)	(21,373,251)	(6,033,232)
Income taxes
Current tax expense	—	—	—
Deferred tax	—	—	—

Total income tax expense	—	—	—

Loss from continuing operations	(57,372,215)	(21,373,251)	(6,033,232)

Loss from discontinued operations, net of income taxes of $-0-	—	(21,499,587)	—
Loss on disposition of discontinued operations, net of income taxes of $-0-	—	(61,126,824)	—

Net loss	$(57,372,215)	$(103,999,662)	$(6,033,232)

Basic and diluted (loss) earnings per common share:
Continuing operations	$(.29)	$(.11)	$(.09)
Discontinued operations	—	(.44)	—

Net loss	$(.29)	$(.55)	$(.09)

Weighted average common shares outstanding	199,243,146	188,550,498	70,685,845

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Stockholders’ Equity

		Common Stock
		Par Value $.001
				Additional		Common	Common
	Preferred	Issued		Paid-In	Stock	Stock	Stock	Treasury	Note Receivable-	Retained
	Stock	Shares	Amount	Capital	Subscriptions	Warrants	Options	Stock	Related Party	Deficit

Balance at March 31, 1999	$4,176,693	70,685,845	$70,686	$7,954,010	$—	$—	$—	$—	$—	$(5,691,726)
Net loss										(6,033,232)

Balance at March 31, 2000	4,176,693	70,685,845	70,686	7,954,010	—	—	—	—	—	(11,724,958)
Effect of AmTec merger:
Conversion of preferred stock	(4,176,693)	7,853,985	7,854	4,168,839	—	—	—	—	—	—
Assumption of AmTec equity	1	38,289,500	38,289	46,923,782	—	1,687,038	—	—	—	—
Sale of common stock	—	68,722,349	68,722	28,054,203	—	—	—	—	—	—
Common stock issued in acquisitions	—	14,412,500	14,413	37,531,045	—	—	—	—	—	—
Exercise of warrants	—	54,000	54	190,161	—	(21,640)	—	—	—	—
Exercise of stock options	—	489,000	489	517,504	—	—	—	—	—	—
Warrants issued	—	—	—	—	—	394,000	—	—	—	—
Stock options issued	—	—	—	—	—	—	1,716,138	—	—	—
Treasury stock acquisitions	—	—	—	—	—	—	—	(2,428,125)	—	—
Net loss	—	—	—	—	—	—	—	—	—	(103,999,662)

Balance at March 31, 2001	1	200,507,179	200,507	125,339,544	—	2,059,398	1,716,138	(2,428,125)	—	(115,724,620)
Exercise of stock options	—	115,000	115	40,135	—	—	—	—	—	—
Forfeiture of stock options	—	—	—	—	—	—	(169,337)	—	—	—
Warrants issued	—	—	—	—	—	849,015	—	—	—	—
Exercise of warrants	—	100,000	100	29,900	—	—	(29,000)	—	—	—
Stock options issued	—	—	—	—	—	—	20,000	—	—	—
Conversion of debt	—	160,071	160	242,540	—	—	—	—	—	—
Common stock subscriptions	—	—	—	—	950,000	—	—	—	—	—
Funding of note receivable-related party	—	—	—	—	—	—	—	—	(5,000,000)	—
Net loss	—	—	—	—	—	—	—	—	—	(57,372,215)

Balance at March 31, 2002	$1	200,882,250	$200,882	$125,652,119	$950,000	$2,879,413	$1,566,801	$(2,428,125)	$(5,000,000)	$(173,096,835)

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	March 31,

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(57,372,215)	$(103,999,662)	$(6,033,232)
Adjustments to reconcile net loss to net cash used in operating activities
Discontinued operations	—	82,626,411	—
Depreciation and amortization of capital leases	3,754,584	408,274	81,264
Amortization of intangible assets and goodwill	3,502,567	2,849,018	—
Amortization of loan costs to interest expense	1,097,922	132,481	137,749
Bad debt	234,767	—	—
Gain on sales of real estate held for sale	(4,185,728)	—	—
Loss on sale of property and equipment	373,369	—	—
Other, net	(44,167)	164,167	—
Impairment of long-lived assets	18,973,670	4,155,178	443,627
(Increase) decrease in:
Real estate inventories	—	(1,063,351)	929,786
Restricted cash	(725,534)	504,737	(212,335)
Accounts receivable	1,014,374	(3,982,744)	164,172
Contracts receivable	3,275,080	(2,312,896)	—
Notes receivable	—	1,809,254	(2,418,363)
Other assets	(285,764)	(315,198)	(263,702)
Increase (decrease) in:
Trade payable and other liabilities	(7,305,823)	9,463,524	79,562
Interest payable	2,024,589	250,239	(351,312)
Deferred revenue	531,133	284,693	22,721
Net liabilities of discontinued operations	(1,306,837)	2,700,847	—

Net cash used in continuing operations	(36,444,013)	(6,325,028)	(7,420,063)
Net cash used in discontinued operations	—	(22,236,555)	—

Net cash used in operating activities	(36,444,013)	(28,561,583)	(7,420,063)

Cash flows from investing activities:
Purchase and development of property and equipment	(45,785,047)	(24,412,720)	(745,409)
Cash paid in disposals	—	(900,000)	—
Investment in unconsolidated entities, net	—	(4,202,004)	—
Proceeds from sale of real estate held for sale	17,046,385	55,781,259	—
Proceeds from sale of property and equipment	30,000	—	—
Cash acquired in acquisitions	—	2,368,273	10,250

Net cash (used in) provided by investing activities	(28,708,662)	28,634,808	(735,159)

Cash flows from financing activities:
Construction payables — property and equipment	9,290,277	16,960,452	—
New borrowings	66,750,175	17,947,892	17,861,701
Note receivable — related party	(5,000,000)	—	—
Payments on loans	(26,550,718)	(73,563,352)	(9,122,535)
Convertible debt	15,042,318	11,955,000	—
Capital lease obligations	(1,162,236)	—	—
Exercise of stock options	40,250	517,993	—
Sale of common stock	—	28,122,925	—
Exercise of warrants	1,000	168,575	—
Cash received for common stock subscriptions	950,000	—	—
Sale of preferred stock	500,000	—	—

Net cash provided by financing activities	59,861,066	2,109,485	8,739,166

Net (decrease) increase in cash	(5,291,609)	2,182,710	583,944
Cash and cash equivalents at beginning of year	5,574,687	3,391,977	2,808,033

Cash and cash equivalents at end of year	$283,078	$5,574,687	$3,391,977

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL DISCLOSURE:

	For the Twelve Months Ended
	March 31,

	2002	2001	2000

Interest paid (net of amount capitalized)	$5,318,320	$178,718	366,707
Taxes paid	—	—	—
Non-cash portion of assets acquired under capital leases	4,293,762	1,578,882	216,412

      During the year ended March 31, 2002, the Company issued $849,015, net in warrants to third parties in lieu of cash payment primarily for assets and interest.

      During the year ended March 31, 2002, $29,000 in warrants was exercised and reclassified to equity.

      During the year ended March 31, 2002, $242,700 in convertible debt was converted and reclassified to equity.

      During the year ended March 31, 2001, the Company reclassified approximately $12,860,657 in real estate inventories to real estate held for sale.

      During the year ended March 31, 2001, the Company converted approximately $3,900,382 from notes and accounts payable to convertible debt.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

1. BUSINESS AND ORGANIZATION

      Terremark Worldwide, Inc. (together with its subsidiaries the “Company”) is a multinational corporation that provides Internet infrastructure and managed services. It is the owner and operator of the NAP of the Americas, the fifth Tier-1 Network Access Point (“NAP”) in the world. The NAP of the Americas in Miami, Florida, was fully placed in service on July 1, 2001. The Company’s strategy is to leverage its experience as the owner and operator of the NAP of the Americas by developing and operating TerreNAPSM Data Centers in Latin America and Europe. TerreNAPSM Data Centers provide peering, colocation and managed services to carriers, Internet service providers, other Internet companies and enterprises.

      On April 28, 2000, the predecessor to the Company, Terremark Holdings, Inc. (“THI”), which was founded in 1982, completed a reverse merger with AmTec Inc. (“AmTec”). AmTec’s operations consisted of equity investments and other alliances that provided long distance international telecommunications services, including telephony and data in Asia, and Internet Protocol (“IP”) fax services in Hong Kong, Guangdong Province of the People’s Republic of China and Taiwan. Historical information of the surviving company is that of THI.

      In addition to the AmTec merger, the Company made five additional acquisitions (Note 4) during the first two quarters of the year ended March 31, 2001. These acquisitions expanded the Company’s operations to include providing: 1) IP fax services and unified messaging services in Asia, 2) telephony services in South America, 3) development expertise for telecommunications facilities, and 4) telecommunications facilities construction services.

      Changes in business conditions, including market changes in the telecommunications industry and the availability of debt and equity financing vehicles to fund other business expansion, caused the Company during the third quarter of the year ended March 31, 2001 to redefine and focus on its TerreNAP Data Center strategy, and begin implementing a plan to exit all lines of business not directly related to that strategy. Lines of business discontinued include IP fax services, unified messaging services, and telephony (Note 5). As of March 31, 2002, the Company has completed its exit of lines of business not related to its TerreNAP Data Center strategy.

2. LIQUIDITY AND CAPITAL RESOURCES

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During fiscal year 2003, $93.1 million of the Company’s liabilities, including notes, construction and other trade payables will come due. The Company had a net working capital deficit of approximately $89.0 million and stockholder’s deficit of approximately $49.3 million at March 31, 2002 and incurred a net loss of approximately $57.4 million for the twelve months then ended. This loss is the result of:

•	non-cash items, including impairment charges of long-lived assets of approximately $19.0 million and depreciation and amortization expense of approximately $7.3 million;

•	interest expense of approximately $9.7 million;

•	approximately $14.6 million of expenses generated from the start-up and operations of the NAP of the Americas; and

•	not generating sufficient revenue during the year to support the increase in infrastructure.

      During the year ended March 31, 2002, the Company met its liquidity needs through obtaining additional debt financing and the issuance of equity interests and entering into arrangements with a principal executive officer to provide some guarantees and financing as discussed in Note 10. The Company also shut down or

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disposed of remaining non-core operations and implemented a series of expense reductions. Management expects the Company will need an infusion of cash to fund business operations during the year ended March 31, 2003. The Company’s liquidity needs are primarily related to repayment of construction payables and debt and to support operations. The Company has developed a plan to continue operating through the year ended March 31, 2003. Actual funding requirements are dependent upon management’s ability to meet its expectations and will be significantly impacted if some or all of the following assumptions, which underly the expectations are not met:

•	signing of additional customer contracts at NAP of the Americas;

•	restructuring of $23.7 million of construction payables into long term payables or equity or a combination thereof;

•	exercise of the Company’s option to sell its common stock to a financial institution resulting in $10.2 million in additional equity (Note 18);

•	no funding under any of the Company’s guarantees; and

•	restructuring of the Company’s $48 million credit facility (see Note 18).

      The Company has identified additional potential customers and is actively marketing to them available services in the NAP of the Americas. The Company’s plan is predicated on obtaining additional customer contracts through March 31, 2003, which on an annual basis will generate revenues of approximately $20 million. The Company has also been pursuing and continues to seek sources of additional debt and equity financing. The Company is actively engaged in discussions with certain vendors to restructure the terms of the Company’s construction payable obligations. The Company’s failure to obtain adequate terms from creditors and additional debt or equity financing and meet its plan will result in liquidity problems and require the Company to curtail in whole or in part current operations. There can be no assurances that the Company’s plan will be adequately implemented in the time frame contemplated, even if such funds are obtained. Further, any additional equity financing if obtained will be dilutive to existing stockholders. As a result of these matters, substantial doubt exists about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Our plan to increase liquidity includes additional equity funding, entering into strategic relationships, and the potential sale of additional debt securities sufficient to fund our 2003 business plan. There can be no assurance that such financing will be available to us. Our ability to obtain financing may be adversely affected by future declines in the technology sector and general economic conditions.

      We intend to allocate our financial resources to activities that are consistent with our strategy of developing and operating TerreNAP Data Centers, including the NAP of the Americas. However, the development of the NAP of the Americas and other TerreNAP Data Centers will require substantial capital resources. As part of our business strategy, we intend to continue to evaluate potential acquisitions, joint ventures and strategic alliances in or with companies that provide services or operations that complement our existing businesses. These acquisitions may also require financing, which may not be available to us on acceptable terms.

      The nature of the Company’s operations changed subsequent to the April 28, 2000 merger with AmTec, Inc. Its operations continue to evolve as it develops its Internet infrastructure and managed services business.

      The deployment of the Company’s TerreNAP Data Center strategy will require the Company to expend substantial resources for leases, assets, equipment and hiring of network, administrative, customer support and sales and marketing personnel. These expenditures commence well before a TerreNAP Data Center opens, and it may take an extended period for the Company to approach break-even. To date, the Company has funded its operations through private debt and equity offerings. However, because the Company has not yet

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

achieved positive cash flow from operations, the Company will continue to require capital support until it is cash flow positive. The Company intends to continue to allocate its financial resources to activities that are consistent with its expansion strategy, such as making additional significant investments in sales and marketing and the development of new services. The Company’s business could be adversely affected if it were unable to obtain necessary licenses and approvals in order to expand its services and enter new markets.

      The market for Internet infrastructure services has only recently begun to develop, is evolving rapidly and likely will be characterized by an increasing number of market entrants. The market for Internet infrastructure services is extremely competitive and subject to rapid technological change. Management believes that the Company has some competitive advantages. However, the market for Internet infrastructure services is characterized by few barriers to entry. Current and potential competitors include: providers of data center services; global, regional and local telecommunications companies and regional Bell operating companies; and information technology outsourcing firms. As the Company continues to expand operations in markets outside the United States, it will also encounter new competitors and competitive environments. The Company believes that the market for Internet infrastructure services is likely to consolidate in the near future, which could result in increased price and other competition.

      The Company’s strategy includes the expansion of operations through the opening of additional TerreNAP Data Centers. Some of the Company’s customers are emerging growth companies that may have negative cash flows and the Company may not be able to collect receivables on a timely basis. If the Company were unable to effectively manage its expansion it would have a material adverse effect on its business. The Company’s success is substantially dependent on the continued growth of its customer base and the retention of current customers. The Company’s customer service could suffer if it is unable to obtain satisfactory services from local communications providers. The loss of one or more of the Company’s suppliers may slow its growth or cause it to lose customers. The Company’s business could be harmed by prolonged electrical power outages, shortages or increased costs of energy. The Company’s success is also dependent on its Chairman, Manuel D. Medina.

      The Company conducts business internationally and its operations could be subject to various foreign taxes. Distributions and other payments from the Company’s subsidiaries and affiliates may also be subject to foreign taxes, reducing its earnings. The Company does not have any plans to pay dividends on its common stock and covenants in its financing agreements prohibit the payment of dividends. If the Company’s stock were to be delisted from the American Stock Exchange, its stockholders could find it difficult to sell the Company’s stock and the price of the Company’s stock could be adversely affected.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A summary of significant accounting principles and practices used by the Company in preparing its consolidated financial statements follows.

      The Company’s consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries. All significant inter-company balances and transactions are eliminated in consolidation.

      Certain businesses acquired during the year ended March 31, 2001 whose operations reflect IP fax, unified messaging and telephony services were approved for disposition during March 2001. Since the operations represent a class of customer and a major line of business as contemplated in Accounting Principles Board Opinion 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), their operations were accounted for as discontinued operations in the year ended March 31, 2001. Included in discontinued operations are AmTec’s, Spectrum’s, Asia Connect’s and IXS.NET’s businesses. In addition, disposal of certain activities not representing an operating segment as contemplated under APB 30 are accounted for in current operations.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of estimates

      The Company prepares its financial statements in conformity with accepted accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include revenue and costs related to construction contracts, impairment of long-lived assets, contingent liabilities and loss on disposition of discontinued operations.

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

      The Company does not expect the adoption of FASB 141, FASB 142 or FASB 144 to have a material effect on its consolidated financial statements assuming it continues as a going concern. Had the Company continued amortizing its intangible assets, the annual amortization expense would have been approximately $3.3 million through the year ended March 31, 2006.

Loss per share

      The Company has adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic earnings (loss) per share (“EPS”) equals net income (loss) divided by the number of weighted average common shares. Diluted EPS includes potentially dilutive securities such as stock options and convertible securities. The effect of shares issuable upon exercise of convertible preferred stock, warrants and stock options is anti-dilutive, therefore diluted (loss) earnings per share is not presented in a comparative format.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and profit recognition

      Revenue is recognized as service is provided when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from customers. If the Company determines that collection is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. Management specifically analyzes accounts receivable and analyzes current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of the Company’s reserves.

      Data center revenues currently consist of monthly recurring fees for colocation and exchange point services and non-recurring installation and managed services fees. Revenues from colocation and exchange point services are recognized ratably over the period of usage. Installation fees are deferred and recognized ratably over the term of the related contract. Managed services fees are recognized in the period in which the services are provided.

      Revenues from real estate sales are recognized at the time of delivery to the customer. Revenues from development, commission and construction fees are recognized when earned.

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

      Construction contract expenses costs include all direct material and labor costs and indirect costs related to contract performance such as indirect labor, supplies, tools, repairs, bad debt and depreciation.

      Provisions for estimated losses on uncompleted contracts are made in the period in which losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions can be reasonably estimated. Accordingly, it is possible that the Company’s current estimates relating to completion cost and profitability of its uncompleted contracts will vary from actual results.

Cash, cash equivalents and restricted cash

      The Company considers all amounts held in highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash balances maintained in the operating and interest-bearing money market accounts at the Company’s banks. Restricted cash at March 31, 2002 represents cash deposits with a financial institution collateralizing a $750,000 letter of credit issued to the lessor of the Company’s colocation facility in Santa Clara, California (Note 8). Restricted cash at March 31, 2001 represents customer purchase deposits.

Accounts Receivable

      The Company’s management regularly evaluates factors affecting collectibility of receivable balances. The Company estimates an allowance for doubtful accounts based upon the actual payment history of each individual customer. Consequently, an adverse change in the financial condition of a particular customer could affect the Company’s estimate of its bad debt.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment, net

      Property and equipment, net includes acquired assets and those accounted for under capital leases. Purchased assets are recorded at cost and capital leased assets are recorded at the net present value of minimum lease payments. Property and equipment are depreciated on the straight-line method over their estimated remaining useful lives, as follows:

Leasehold improvements	5 - 20 years
Computer software	3 years
Furniture, fixtures and equipment	5 years

Identifiable intangible assets and goodwill

      Identifiable intangible assets consist primarily of certain rights, customer relationships and contracts. The identifiable intangible assets are amortized on the straight-line method over periods ranging from one to five years. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in conjunction with business acquisitions and is amortized on the straight-line basis over a five year period. At March 31, 2002, identifiable intangible assets and goodwill consists of TECOTA promote interest of $904,964, NAP of the Americas intangible of $9,999,871 and Post Shell goodwill of $2,315,336.

Impairment of long-lived assets and long-lived assets to be disposed of

      In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Live Assets to Be Disposed Of, the Company evaluates long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. When such events occur, the Company determines if there is impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the asset. If an impairment is indicated, an impairment charge is provided for the excess of the carrying amount of the asset over its fair value. Accordingly, during the year ended March 31, 2002 and 2001, the Company recorded approximately $19.0 million and $4.2 million, respectively, in impairment charges (Notes 4, 5 and 8).

Trade payables and other liabilities

      Trade payables and other liabilities include liabilities incurred during the normal course of business.

4. ACQUISITIONS

AmTec, Inc.

      On April 28, 2000, the predecessor to the Company, Terremark Holdings, Inc. (THI) merged with and into AmTec, Inc., a publicly traded international telecommunications and services company. As a result of the merger, each share of THI common stock was converted into approximately 63 shares of the Company’s common stock. The stockholders’ equity in the historical financial statements reflects this conversion as if it had occurred at the beginning of each period.

      The AmTec merger was accounted for using the purchase method of accounting, with THI treated as the acquirer for accounting purposes. As a result, the assets and liabilities of THI are recorded at historical values and the assets and liabilities of AmTec was recorded at their estimated fair values at the date of the merger. The purchase price was based on market capitalization of AmTec using $0.99 per AmTec common share, the average closing price of AmTec shares, for a period immediately before and after announcement on November 9, 1999 of the proposed merger, plus merger related costs.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following unaudited condensed results of operations for the twelve months ended March 31, 2001 was prepared assuming the merger occurred on April 1, 2000, and assumes AmTec’s operations are a part of continuing operations.

Revenue	$40,147
Net loss	$(106,030,000)
Basic and diluted net loss per share	$(0.47)

      The amounts for the twelve months ended March 31, 2001 include AmTec’s actual results for the period April 1, 2000 to April 28, 2000. In preparing the pro forma information, various assumptions were made. This information is not necessarily indicative of what would have occurred had these transactions occurred on April 1, 2000 nor is it indicative of the results of future combined operations.

Other acquisitions

      During the year ended March 31, 2001, the Company acquired five businesses. The Company accounted for each acquisition as a purchase. When consideration included common stock, its value was determined using the average closing price of the Company’s stock for a period immediately before and after each acquisition’s announcement. The effect of each acquisition individually and in the aggregate on the Company’s consolidated financial statements was not material. The acquisitions are as follows:

Telecom Routing Exchange Developers, Inc.

      On May 31, 2000, the Company acquired Telecom Routing Exchange Developers, Inc. (“T-Rex”), a corporation holding rights to develop and manage facilities catering to the telecommunications industry, in exchange for eight million shares of common stock. Since the Company was a non-public entity at the time the AmTec merger was announced and the terms were conditional on the consummation of the AmTec merger, the purchase price was based on the closing price of the Company’s common stock of $1.94 per common share on the acquisition date.

Post Shell Technology Contractors, Inc.

      On June 23, 2000, the Company acquired all of the outstanding stock of Post Shell Technology Contractors, Inc. (“Post Shell”), a provider of construction services, in exchange for three million shares of common stock. The acquisition was accounted for using the purchase method of accounting. The purchase price was based on the market capitalization of the Company using an average closing price of $2.81 per common share for a period immediately before and after the announcement of the acquisition on June 26, 2000.

      Changes in business conditions in the telecommunications industry and resulting decline in related construction projects caused the Company to perform an impairment analysis during the year ended March 31, 2002 of its goodwill acquired in the Post Shell acquisition. Based on this analysis, the Company determined that the asset, which is included in its real estate segment, was impaired by approximately $3.2 million. The Company believes that the remaining amount of approximately $2.3 million in Post Shell goodwill is recoverable through future related cash flows.

Spectrum Telecommunications

      On August 9, 2000, the Company acquired an 80% ownership interest in Spectrum Telecommunications, Inc. (“Spectrum”) through issuing three million shares of common stock. Spectrum provides telecommunication services in Latin America. On February 16, 2001, the Company acquired for $100 the remaining 20% ownership interest.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

IXS.Net

      On August 14, 2000, the Company acquired 100% of IXS.Net (“IXS”), a private IP fax services provider in Asia, by issuing 412,500 shares of common stock and transferring a 7.55% ownership interest in the Company’s subsidiary, Asia Connect L.L.C.

Asia Connect L.L.C.

      On September 1, 2000, the Company completed its acquisition of a controlling interest in Asia Connect L.L.C. (Asia Connect). Asia Connect is developing unified messaging services in Asia. The Company had a 92.45% interest in Asia Connect.

      Acquisitions during the twelve months ended March 31, 2001 are summarized as follows:

	AmTec	T-Rex	Post Shell	Spectrum	IXS.NET	Asia Connect

Assets:
Cash and cash equivalents	$1,508,803	$248,210	$307,260	$247,130	$26,945	$29,925
Restricted cash	—	30,000	—	—	—	—
Accounts receivable	—	238,322	2,325,020	531,712	184,902	—
Investments and option agreements	12,228,209	172,970	—	—	—	—
Reclassification of option	—	—	—	—	(2,400,000)	(6,500,000)
Notes receivable	344,438	—	—	—	—	—
Furniture and equipment	48,355	46,038	55,556	5,352,923	161,694	55,866
Other assets	279,143	61,275	17,785	900,939	95,710	293,030
Identifiable intangible assets	—	15,785,558	1,283,000	—	—	—
Goodwill	35,519,223	—	7,126,748	18,252,975	4,543,194	6,770,179

Total assets acquired	$49,928,171	$16,582,373	$11,115,369	$25,285,679	$2,612,445	$649,000

Liabilities
Notes payable	$—	$—	$4,924	$10,531,229	$29,896	$150,000
Trade payable and other liabilities	479,060	1,082,373	2,680,445	1,693,463	320,904	—

Total liabilities assumed	479,060	1,082,373	2,685,369	12,224,692	350,800	150,000
Minority interest	—	—	—	475,306	—	—
Equity assumed	48,649,111	—	—	—	—	—
Issuance of common stock	—	15,500,000	8,430,000	12,039,000	1,576,457	—
Estimated merger costs and other	800,000	—	—	546,681	685,188	499,000

	$49,928,171	$16,582,373	$11,115,369	$25,285,679	$2,612,445	$649,000

5. DISPOSITIONS

Sale of telecom facilities management operations

      On February 23, 2001, the Company sold certain of its telecom facilities management operations to MP Telecom, LLC (“MP”), an entity owned by certain officers and a director of the Company.

      Assets sold include all of the Company’s equity ownership interests (including any rights to “promote” interests) in the T-Rex branded “Telecom Hotel” together with assets owned by Telecom Routing Exchange Developers, Inc., a wholly owned subsidiary of the Company. As part of the transaction, the Company retained its management rights for The Technology Center of the Americas (“TECOTA”), in which the NAP of the Americas is located. The purchaser conveyed to the Company its rights to the promote and equity interests in TECOTA. As a result of these transactions, at March 31, 2001, the Company owns 100% of the promote interest and .84% of the equity interests in TECOTA.

      As part of the transaction, MP conveyed to the Company 1,400,000 shares of the Company’s common stock, representing a portion of 8,000,000 shares issued to MP and its affiliates in conjunction with the T-Rex acquisition. MP also conveyed its minority interest in the Company’s co-location business. The Company paid

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$900,000 to the purchaser in connection with the transaction. The principals of MP and certain Company officers agreed to limit the aggregate number of Company shares sold by them during any trading day until December 25, 2001.

      During the quarter ended December 31, 2000, the Company recognized an impairment of intangible assets of $4,155,178 in contemplation of the transaction with MP, which closed during the quarter ended March 31, 2001.

      Changes in business conditions in the telecommunications industry and resulting decline in related real estate leasing activities caused the Company to perform an impairment analysis during the year ended March 31, 2002 of its promote interests in TECOTA acquired in the telecom facilities management operations sale. Based on this analysis, the Company determined that the asset, which is included in its real estate segment, was impaired by $3.8 million. The Company believes that the remaining $905,000 in TECOTA promote interests is recoverable through future related cash flows.

Discontinued operations

      In March 2001, the Company implemented its plan to dispose of certain acquired businesses whose operations reflect IP fax, unified messaging and telephony services. Since the operations represent a class of customer and a major line of business as contemplated in Accounting Principles Board Opinion 30, the results of these activities and estimated loss on disposal are accounted for as discontinued operations.

      As of March 31, 2001, $2,245,896 in assets, exclusive of goodwill, had been disposed. Remaining assets to be disposed amounted to $6,390,009. Subsequent to March 31, 2001, these assets were sold for proceeds aggregating $500,000 in cash and assumption of approximately $1,740,838 in liabilities. The loss on disposition of discontinued operations includes the write-off of $54,381,681 in goodwill. For the year ended March 31, 2001, discontinued operations had $1,760,640 of total revenues and a loss of $11,346,447, net of $10,153,140 in goodwill amortization. The net liabilities for discontinued operations at March 31, 2002 and 2001 primarily represent trade payables, which remain an obligation of the Company. In addition, the Company at March 31, 2002 and 2001 guaranteed approximately $550,000 in debt related to discontinued operations.

Other

      In February 2001, the Company sold for $4,750,000 certain rights, including the entitlement to a contingent payment and related preferred return, under agreements entered into in conjunction with a hotel development project in Miami, Florida. For the year ended March 31, 2001, these proceeds are included in development, commission and construction fees.

6. CONTRACTS RECEIVABLE

      Contracts receivable consist of the following:

	March 31,

	2002	2001

Completed contracts	$96,035	$939,312
Contracts in progress	1,214,167	2,543,489
Retainage	52,634	1,155,115

	$1,362,836	$4,637,916

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. REAL ESTATE HELD FOR SALE

      Real estate held for sale is summarized as follows:

	March 31,

	2002	2001

Fortune House II land and improvements	$—	$11,668,090
Fortune House I completed condominium units	—	1,192,567

	$—	$12,860,657

      On July 2001, the Company sold for $17.2 million Fortune House II, a proposed condominium/hotel project in Ft. Lauderdale, Florida. In connection with the sale, the Company repaid approximately $12.1 million in related notes payable and recorded a gain of approximately $3.9 million.

      On December 22, 1999, the Company acquired for approximately $56.0 million all partnership interests of Terremark Centre, Ltd. (“TCL”). TCL is a single purpose entity and fee simple owner of a 294,000 square foot 21 story Class A office building and 16 townhouses, located in Coconut Grove, Florida. The acquisition was financed through assumption of a first mortgage of approximately $28.3 million and issuance of approximately $27.1 million in purchase money notes to the sellers. In April 2000, the Company sold its interests for approximately $58.8 million. No gain or loss was recognized on this sale. The cash proceeds were used to repay approximately $55.8 million in related debt.

8. PROPERTY AND EQUIPMENT, NET

      Property and equipment, net consist of the following:

	March 31,

	2002	2001

Leasehold improvements	$51,173,835	$1,217,608
Furniture and equipment	13,249,020	3,433,806

	64,422,855	4,651,414
Less accumulated depreciation	(3,888,412)	(542,217)

	60,534,443	4,109,197
Construction in process	—	20,956,792
Equipment held for installation	554,544	—

	$61,088,987	$25,065,989

      Property and equipment, net includes approximately $60.0 million in assets related to the NAP of the Americas at March 31, 2002.

      During the three months ended September 30, 2001, the Company reached final agreement with a vendor regarding amounts due. As a result, the Company recorded approximately $1.0 million and $267,880 of reductions in data center operations expense and property and equipment, respectively.

      During the three months ended September 30, 2001, the Company recorded a $6,642,315 impairment charge to its colocation facility in Santa Clara, California, based on an option to purchase the facility granted to one of its vendors. Subsequent expiration of the option and continued decline in related colocation industry activities caused the Company in the quarter ended March 31, 2002 to change its strategy for the facility to held for sale. As a result, the Company recorded an additional $5,521,355 impairment charge. These charges are included in the telecom facilities management segment, have fully impaired the related assets and include approximately $1,530,000 in expected carrying and lease termination costs.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Construction in process at March 31, 2001 primarily includes costs related to the NAP of the Americas and the colocation facility in Santa Clara, California.

9. OTHER ASSETS

      Other assets consist of the following:

	March 31,

	2002	2001

Prepaid expenses and other	$1,278,433	$2,692,794
Loan costs, net of accumulated amortization of $618,163 and $1,228,076, respectively	921,021	130,785

	$2,199,454	$2,823,579

      Loan costs, principally loan origination and related fees, are deferred and amortized as interest expense over the life of the respective loan using the straight-line method, which approximates the effective interest method.

10. NOTES PAYABLE

      Notes payable consist of the following:

	March 31,

	2002	2001

Note payable to a financial institution, collateralized primarily by substantially all assets of the NAP of the Americas and a personal guaranty of the Chief Executive Officer. Interest accrues at 9.25%, payable monthly, with principal balance due March 2003. Maturity date may be extended for two nine-month periods subject to certain conditions (Note 18)	$43,293,333	$—
Unsecured note payable to certain directors and a shareholder of the Company. Interest accrues at 8.25%, with principal installments of $150,000 and interest due quarterly commencing March 31, 2002 and maturing on June 23, 2003.	3,500,000	—
Unsecured note payable to a corporation controlled by a shareholder, interest accrues at 15%. Principal and interest due in January 2003.	1,600,000	—
Note payable to a financial institution, collateralized by certain assets and personal guarantees of a director and certain shareholders of the Company. Interest accrues at 1% over prime, with principal and interest payments due monthly	1,375,000	1,750,000
Unsecured notes payable to certain executives and directors of the Company and third party corporations, interest accrues at 13%. Principal and interest due September 30, 2002 ($1,850,000 due to related parties).	2,100,000	—
Unsecured note payable to individual, interest accrues at 15%. Principal and interest due September 2002.	1,000,000	—

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,

	2002	2001

Unsecured note payable to the Chief Executive Officer. Interest accrues at 7.5%, payable monthly, with principal installments of $50,000 due on a quarterly basis commencing on June 26, 2002, and maturing on June 26, 2003.	250,000	—
Unsecured note payable to a corporation in seventy-five monthly installments of principal and interest beginning January 1, 1999. Interest accrues at 9.5%	226,092	249,326
Unsecured notes payable to individuals, interest accrues at 8%, with interest due monthly. Matured and currently due	138,442	147,139
Unsecured note payable to a corporation in 4 monthly installments of principal and interest beginning February 15, 2002. Interest accrues at 13%	285,190	—
Unsecured note payable to a corporation in 7 monthly installments of principal and interest beginning February 25, 2002. Interest accrues at 15%	72,243	—
Unsecured note payable to a corporation in 6 monthly installments of principal and interest beginning February 15, 2002. Interest accrues at 10%	40,000	—
Note payable to an individual, collateralized by a first mortgage on land, interest accrues at 12% and is payable monthly. Principal due November 10, 2001.	—	7,500,000
$5 million line of credit facility with a financial institution, collateralized by certain assets of the Company. Interest accrues at 1% over prime, payable monthly, with principal balance due upon demand	—	3,500,000
Note payable to a commercial lender, collateralized by a first mortgage on real estate. Principal payable in installments as condominium units are sold. Interest accrues at prime, payable through an interest reserve. Principal and unpaid interest due November 2001, with an option for a six month extension. Guaranteed by the Chief Executive Officer	—	534,378

	53,880,300	13,680,843
Less current portion of notes payable	50,752,209	13,317,662

Notes payable, less current portion	$3,128,091	$363,181

      On September 5, 2001, the Company closed on a $48 million loan. The credit facility bears interest at an annual rate of 9.25%, interest is paid monthly and the principal balloons in 12 months. To obtain the loan, the Company paid a $720,000 commitment fee to the lender. The Company has the option to exercise two nine-month extension periods, subject to certain conditions, each at a cost of 0.5% of the principal balance outstanding together with a principal repayment of $2.5 million. During each period under extension, a $250,000 monthly principal repayment plus interest is due. At closing, the total amount of the loan was disbursed except for approximately $6.6 million that was held as an interest reserve available to the Company through June 2002. Through June 2002, the interest reserve is disbursed monthly to make interest payments.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequently, the Company will pay interest through cash on hand. The proceeds of the credit facility were used to:

•	repay a $10 million short-term loan from Manuel D. Medina, the Company’s Chief Executive Officer, the proceeds of which the Company had used to fund the buildout of the NAP of the Americas (he, in turn, used the $10 million to repay a personal $10 million short-term loan from the bank);

•	repay $3.5 million of debt that the Company owed to the bank under a line of credit personally guaranteed by Mr. Medina;

•	pay $1.2 million in loan costs related to the $48 million credit facility (including the $720,000 commitment fee); and

•	fund the NAP of Americas build out costs.

      The credit facility is secured by all of the Company’s assets and allows for up to a $25.0 million junior lien position on the assets of our NAP of the Americas, Inc. subsidiary. Mr. Medina has personally guaranteed the $48 million credit facility.

      During July 2002, the Company reached an agreement in principle to amend its existing $48 million credit facility. Under the amended terms, the initial maturity date has been extended to September 2003 and the Company has the option to exercise two six-month extension periods each at a cost of 0.5% of the principal balance outstanding together with a principal repayment of $2.5 million. The annual interest rate has been reduced to 7.50% and the Company will commence making monthly interest payments in July 2002. All other material provisions of the credit facility will remain unchanged. This amendment will be binding upon execution of the documents modifying the terms and conditions of this credit facility, which the Company expects to complete in July 2002. The credit facility is classified as current.

      In addition to Mr. Medina’s personal guarantee of the credit facility, and in order to obtain the facility, the bank further required Mr. Medina, prior to the bank disbursing funds under the credit facility, to (i) provide $5.0 million certificate of deposit to the bank as collateral on certain personal loans that Mr. Medina has with the bank and (ii) commit to accelerate the maturity date of those personal loans to December 31, 2001. Subsequent to September 2001, Mr. Medina and the bank changed the maturity date on the personal loans, first to December 31, 2001 and later to July 1, 2002. In the event of the Company’s default under the credit facility Mr. Medina also agreed to subordinate debt that the Company owed to Mr. Medina. Mr. Medina has repaid part of those personal loans to the bank through liquidation of the 5.0 million certificate of deposit in January 2002 leaving an outstanding principal balance of approximately $5.4 million and he intends to exercise his right under such personal loan agreements to extend their maturity date from July 1, 2002 to December 31, 2002.

      On September 5, 2001 and in consideration of Mr. Medina’s agreeing to repay his indebtedness to the bank earlier than otherwise required, pledging the certificate of deposit to the bank and personally guaranteeing the $48 million credit facility and approximately $21 million of construction payables, the Company entered into an amended and restated employment agreement with him. Under the terms of the amended and restated employment agreement, the Company will indemnify Mr. Medina from any personal liability related to his guarantees of the Company’s debt, use commercially reasonable efforts to relieve Mr. Medina of all his guarantees of the Company’s debt, provide up to $6.5 million of cash collateral to the bank should Mr. Medina be unable to repay the personal loans when due and provide a non interest-bearing $5.0 million loan to Mr. Medina for as long as his guarantees of the Company’s debt exist. If the loan to Mr. Medina becomes in default, the Company has a right of offset against all amounts payable by the Company to Mr. Medina, the aggregate of which is approximately $2.2 million as of March 31, 2002. The note receivable from Mr. Medina is shown as an adjustment to equity. The $48 million credit facility and the note receivable from Mr. Medina have been approved by the Board of Directors.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A note issued by a subsidiary of the Company, and guaranteed by the Company is in default since it matured in December 2001. During the year ended March 31, 2002, the Company made principal payments on the loan reducing its balance to $1,375,000 at March 31, 2002. Although the lender has the right to call on the guarantee it has not done so and the Company and the lender are negotiating to extend the terms of repayment.

      During the year ended March 31, 2002, the Company’s $5 million line of credit with a financial institution was repaid and cancelled. The line of credit allowed for the issuance of letters of credit. At March 31, 2001, the Company had two stand-by letters of credit totaling $1.5 million related to deposits for leased space. Therefore, the line of credit was fully utilized.

      Interest expense of approximately $9.8 million, $1.1 million and $804,785, net of amounts capitalized to leasehold improvements and real estate inventories totaling $891,644, $605,332 and $41,038 was recognized in fiscal years 2002, 2001 and 2000, respectively.

      The future maturities through March 31 for each of the following five years and thereafter of the Company’s borrowings as of March 31, 2002 are as follows:

2003	$50,752,209
2004	2,998,000
2005	48,000
2006	48,000
2007	34,091
Thereafter	—

Total	$53,880,300

11. CONSTRUCTION PAYABLES — PROPERTY AND EQUIPMENT

      Construction payables include approximately $23 million of amounts due to two vendors under promissory notes maturing from October 2002 through December 2002 bearing interest at annual rates ranging from 8.5 to 10 percent. Approximately $21 million of the amounts due under the promissory notes are guaranteed by Mr. Medina. These amounts relate to construction of the NAP of the Americas and its colocation facility in Santa Clara, California. The Company has the option with a certain vendor to make a payment of $8.0 million and convert the remaining payable of approximately $9.0 million into the Company’s common stock. The option expires in October 2002. The conversion of the payable would be at the then current market value of the Company’s common stock.

12. CONVERTIBLE DEBT

      The Company issued approximately $10.5 million of 13% subordinated convertible debt during the year ended March 31, 2002 and approximately $15.9 million during the year ended March 31, 2001. The Company issued approximately $4.3 million of 13.125% subordinated convertible debt during the year ended March 31, 2002. The 13% debt matures on December 31, 2005 and the 13.125% debt matures on August 30, 2004. The debt is convertible into the Company’s stock at a weighted average conversion price of $1.87 and $0.66 for the convertible debt issued at 13% and 13.125%, respectively. Prepayment by the Company is permitted under

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

both debt instruments, but will entitle holders of the 13% subordinated debenture to warrants or a premium over their outstanding principal and interest based upon the following schedule:

Year	Redemption Price

2002	104%
2003	103%
2004	102%
2005	100%

      Subsequent to March 31, 2002, the Company paid approximately $951,000 in interest that was due on March 31, 2002. Subsequent to June 30, 2002, the Company paid approximately $1,000,000 in interest that was due on June 30, 2002.

13. CHANGES TO STOCKHOLDERS’ EQUITY

      In addition to acquisitions effectuated through common stock transactions, the Company entered into the following equity transactions:

Common stock

      On March 7, 2002, 100,000 warrants issued on March 1, 2002 at $0.01 per share were converted to 100,000 shares of common stock.

      On February 19, 2002, $242,700 of convertible debt was converted to 160,071 shares of common stock at $1.52 per share.

      In conjunction with the AmTec merger on April 28, 2000, the Company sold 68,722,349 shares of common stock to a third party for approximately $28.1 million.

Convertible preferred stock

      At March 31, 2000, the Company had 4,176,693 shares of convertible preferred stock outstanding. The $1 par value preferred stock had a 10% cumulative preferred dividend, payable annually commencing March 31, 2000. During April 2000, the preferred stock was acquired by certain members of the Company’s management. Upon consummation of the AmTec merger, the preferred shares were converted into 7,853,985 shares of the Company’s common stock.

Series H redeemable convertible preferred stock

      In May 2001, the Company issued 294 shares of Series H redeemable convertible preferred stock for $500,000. The preferred stock allows for a preferential annual dividend of $102 per share and is initially convertible into 294,000 shares of common stock. The preferred stock is redeemable at $1,700 per share plus any unpaid dividends at the request of the holder on the earlier of June 1, 2005 or termination of a service agreement between the Company and the holder.

Series G convertible preferred stock

      The Company assumed AmTec’s 20 outstanding shares of Series G convertible preferred stock (“Series G Preferred”) in the AmTec merger, which do not bear dividends. Conversion of the Series G Preferred into common stock is based on the issue price plus an 8% per annum non-compounding premium, divided by the lesser of: (a) $1.50 per Series G Preferred share or (b) the closing price of the Company’s common stock, as reported on the American Stock Exchange, on the business day immediately preceding the conversion. The Series G Preferred also has a stated liquidation preference value of $100,000 per share plus

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8% in-kind dividends since March 1999, the date of issuance. The holders have no voting rights except with respect to matters that affect rights related to the Series G Preferred.

Stock warrants

      The Company uses the Black-Scholes model to estimate the fair value of warrants at the date of grant.

      During the year ended March 31, 2002, the Company issued warrants to purchase 750,000 shares of common stock and warrants to purchase 68,000 shares of common stock at exercise prices of $0.77 and $1.72, respectively, to a third party for services performed. On March 20, 2002, these warrants were reissued at $0.01 per share with a $364,828 estimated value. These warrants expire June 2007.

      On June 26, 2001, the Company issued warrants with a $26,575 estimated value, to purchase 25,000 shares of common stock to a third party for services performed. The warrants are exercisable at $2.00 per share and expire June 2003.

      On June 12, 2001, the Company issued warrants with a $46,150 estimated value, to purchase 50,000 shares of common stock to a third party for services performed. The warrants are exercisable at $1.72 per share and expire June 2002.

      On June 12, 2001, the Company issued warrants with a $22,490 estimated value, to purchase 13,000 shares of common stock to a third party for services performed. The warrants are exercisable at $1.72 per share and expire June 2011.

      On June 12, 2001, the Company issued warrants to purchase 19,000 shares of common stock at an exercise price of $1.72, to a third party for services performed. On January 31, 2002, the Company reissued these warrants at $0.48 per share with a $7,942 estimated value. These warrants expire January 31, 2012.

      On March 22, 2001, the Company issued warrants with a $352,200 estimated value, to purchase 300,000 shares of common stock to a third party for services performed. The warrants are exercisable at $2.00 per share and expire March 2006.

      In conjunction with the AmTec merger, the Company assumed 3,036,981 warrants to acquire common stock at prices ranging from $1.25 to $3.31 per share. The Company assigned a value of $1,687,038 to the warrants, which expire in June 2001 through March 2004.

      In November 2000, the Company issued 250,000 warrants to acquire common stock at $2.76 per share in payment for services provided. The Company assigned a value of $394,000 to the warrants, which expire in 2008.

Stock options

      In conjunction with the AmTec merger, the Company adopted its two stock option plans, which were the 1995 and 1996 stock option plans, and assumed all outstanding stock options. On June 23, 2000, the Board of Directors of the Company adopted the 2000 stock option plan. Prior to the AmTec merger, the Company did not have a plan. Incentive and nonqualified options and stock appreciation rights may be granted to employees, officers, directors, and consultants of the Company. There are 12,500,000 shares of common stock reserved for issuance under the 1995 and 1996 plans and 5,000,000 under the 2000 plan. The exercise price of the options are determined by the Board of Directors, but in the case of an incentive stock option, the exercise price may not be less than 100% of the fair market value at the time of grant. Options vest over periods not to exceed ten years.

      On October 19, 2001, the Company issued options to purchase 100,000 shares of common stock to each member of the Company’s Board of Directors, for a total of 900,000 options. The exercise price of the options is $0.67 per share. The options are immediately exercisable.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of all of the Company’s stock options issued as of March 31, 2002 and 2001, and changes during the years is presented below:

		Weighted
		Average
		Exercise
	Number	Price

Outstanding at March 31, 2000	—	—
Assumed in merger	5,077,000	1.24
Granted	6,468,326	1.48
Expired/Terminated	(157,500)	3.19
Exercised	(489,000)	1.06

Outstanding at March 31, 2001	10,898,826	$2.31

Granted	4,072,125	.91
Expired/Terminated	(2,106,500)	2.75
Exercised	(115,000)	.35

Outstanding at March 31, 2002	12,749,451	$1.92

Options exercisable at:
March 31, 2002	7,382,793	$1.74

March 31, 2001	4,588,000	$1.26

Weighted average fair value of options granted during year ended:
March 31, 2002	$.81

March 31, 2001	$2.63

      The Company has followed the guidelines under SFAS No. 123 to determine the fair value of options at the date of grant. The fair value of the options at the date of grant was determined using an adjusted Black-Scholes option pricing model, which is generally accepted as appropriate primarily for short-term, exchange-traded options. For the purpose of valuing the Company’s options granted during the year ended March 31, 2002 and 2001, the following assumptions were used:

	Year ended	Year ended
	March 31, 2002	March 31, 2001

Risk-free rate	3.91% - 6.41%	4.64% - 6.41%
Volatility	80% - 139%	80% - 139%
Expected life	5 years	5 years
Expected dividends	0%	0%

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables summarize information about options outstanding at March 31, 2002 and 2001:

		Average
Range of		Remaining	Average	Number
Exercise		Contractual	Exercise	Exercisable
Prices	Outstanding at	Life (Years)	Price	Options at

March 31, 2002
$0.29-0.50	2,176,000	3.2	$0.35	2,150,000
$0.51-1.00	2,769,900	9.3	0.70	1,118,500
$1.01-1.50	1,359,500	7.1	1.41	852,833
$1.51-2.00	324,874	8.9	1.73	100,976
$2.01-3.00	1,515,225	5.9	2.84	1,130,833
$3.01-5.00	4,603,952	8.3	3.26	2,029,651

	12,749,451			7,382,793

March 31, 2001
$0.35-0.50	2,390,000	4.1	$0.35	2,390,000
$0.51-1.00	223,500	7.7	0.87	217,500
$1.01-1.50	1,235,500	7.5	1.37	704,500
$1.51-2.00	808,374	9.7	1.82	17,500
$2.01-3.00	1,167,000	5.2	2.90	1,146,000
$3.01-5.00	5,074,452	9.2	3.94	112,500

	10,898,826			4,588,000

      The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its employee options. Accordingly, no compensation cost has been recognized with respect to such awards. Had compensation cost for the Company’s stock option plans been determined consistent with Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” the Company’s net earnings and earnings per share for the years ended March 31, 2002 and 2001, would have approximated the pro forma amounts indicated below:

	Year ended	Year ended
	March 31, 2002	March 31, 2001

Net loss applicable to common shares — as reported	$(57,372,215)	$(103,999,662)

Net loss applicable to common shares — proforma	$(62,138,405)	(106,477,216)

Loss per common share — as reported	$(.29)	(.55)

Loss per common share — proforma	$(.31)	(.56)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. INCOME TAXES

      The deferred tax provision consists of income taxes relating to differences between the tax bases of assets and liabilities and their financial reporting amounts.

	March 31,

	2002	2001

Deferred tax assets:
Charitable contributions	$230,293	$231,393
Deferred revenue (percentage of completion vs completed contract)	—	322,191
Capitalized start-up costs	3,807,488	3,073,793
Allowances and other	5,574,458	166,938
Net operating loss carryforwards	18,432,832	6,619,344
Net operating loss carryforwards retained from discontinued operations	17,280,709	17,280,709
Tax credits	245,780	245,780

Total deferred tax assets	45,571,560	27,940,148

Valuation allowance	(45,506,913)	(27,687,376)

Deferred tax liability:
Excess of book basis over tax basis on real estate investment	—	(252,166)
Other	(64,647)	(606)

Total deferred tax liability	(64,647)	(252,772)

Net deferred tax asset	$—	$—

      The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has established a valuation allowance against deferred tax assets of $45,506,913 and $27,687,376 as of March 31, 2002 and 2001, respectively, since the Company has a history of operating losses and in the near term does not expect taxable income. Accordingly, the deferred tax asset will likely not be realized. The Company’s federal and state net operating loss carryforwards begin to expire in 2011. Utilization of the net operating losses generated prior to the AmTec merger may be limited by the Internal Revenue Code.

      The reconciliation between the statutory income tax rate and the effective income tax rate on pre-tax (loss) income is as follows:

	For the year ended
	March 31,

	2002	2001	2000

Statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal income tax benefit	(3.3)%	(3.4)%	(3.3)%
Other permanent differences	6.2%	4.7%	2.7%
Increase in valuation allowance	31.1%	32.7%	36.4%

Effective tax rate	0%	0%	1.8%

15. COMMITMENTS AND CONTINGENCIES

Leasing activities

      The Company leases space for its operations, office equipment and furniture under operating leases. Certain equipment is also leased under capital leases, which are included in leasehold improvements, furniture and equipment.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of March 31, 2002, the Company has entered into capital lease agreements with third parties for equipment related primarily to the NAP of the Americas. Generally, the lease terms are for 48 months, and the aggregate gross related assets total approximately $6.1 million.

      Operating lease expense amounted to approximately $7.0 million, $1.3 million and $72,833 for the years ended March 31, 2002, 2001 and 2000, respectively.

      At March 31, 2002, future minimum lease payments for each of the following five years and thereafter under non-cancellable operating and capital leases having a remaining term in excess of one year are as follows:

	Capital	Operating
	Leases	Leases

2003	$2,354,263	$4,511,232
2004	1,436,317	4,625,268
2005	1,072,257	4,729,065
2006	—	4,420,167
2007	—	4,662,561
Thereafter	—	87,354,638

Total minimum lease payments	4,862,837	$110,302,931

Amount representing interest	647,467

Present value of net minimum lease payments	$4,215,370

      As of June 28, 2002, the Company has signed customer contracts that represent over $12 million of annualized committed revenue with an average term of 5 years. No customer accounted for more than 10% of Data Center revenues for the year ended March 31, 2002.

Litigation

      From time to time, the Company is involved in various litigation relating to claims arising out of the normal course of business. These claims are generally covered by insurance. The Company is not currently subject to any litigation which singularly or in the aggregate could reasonably be expected to have a material adverse effect on the Company’s financial position or results of operations.

Other

      Technology Center of the Americas LLC (“TECOTA”), an entity that the Company has a .84% member interest owns the building which leases the space for the NAP of the Americas under a 20 year lease. The Company has entered into an agreement to provide construction and management services to TECOTA for fees. For the year ended March 31, 2002 and 2001 the Company earned approximately $408,000 and approximately $1.4 million in related fees respectively. In addition, the Company has guaranteed $9.5 million of TECOTA debt.

      In October 2000, the Company signed a 20-year lease for the colocation facility in Santa Clara, California.

16. RELATED PARTY TRANSACTIONS

      Due to the nature of the following relationships, the terms of the respective agreements might not be the same as those that would result from transactions among wholly unrelated parties. All significant related party transactions require approval by the Company’s Board of Directors.

      The Company provides management and construction services to partnerships where certain officers own an interest. Management and construction fees earned totaled $0, $102,348 and $119,416 for the years ended March 31, 2002, 2001 and 2000, respectively.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Included in the March 31, 2002 balance sheet are amounts from related parties and include $5.0 million Note Receivable (Note 10 and Note 18), $7.2 million in Notes Payable (Note 10) and approximately $4.5 million in Convertible Debt (Note 12).

      In May 2002, the Company received a binding commitment from certain directors and shareholders of the Company for the purchase of $7.5 million of common stock at $.75 per share. In May 2002, the transaction was completed by receiving $3.6 million in cash and the conversion of $3.9 million in short term promissory notes to equity. In March 2002, the Company received $950,000 in cash related to the future stock sale. As of March 31, 2002, this cash receipt was recorded as common stock subscriptions.

      In May 2002, the Company received a $1.5 million short-term loan at a 10% interest rate from Mr. Medina.

      In February 2001, the Company sold certain of its operations to related parties (Note 5).

      In April 2000, certain members of the Company’s management acquired convertible preferred stock which was subsequently converted to common stock (Note 13).

      The Company owns a .84% member interest in TECOTA and provides construction and management services for fees. In addition, the Company has guaranteed $9.5 million of TECOTA’s debt (Note 13).

      Mr. Medina had guaranteed the Company’s $48 million credit facility (Note 10) and approximately $21 million in construction payables (Note 11).

17. INFORMATION ABOUT THE COMPANY’S OPERATING SEGMENTS

      As of March 31, 2002, the Company had two reportable business segments, data center operations and real estate services. The data center operations segment provides Tier 1 NAP, Internet infrastructure and managed services in a data center environment. The real estate services segment constructs, develops and manages real estate projects. The Company’s reportable segments are strategic business operations that offer different products and services.

      During the year ended March 31, 2001, the Company had an additional segment, telecom facilities management, which developed, managed and leased facilities catering primarily to the telecommunications industry. In conjunction with the Company’s change in its strategy related to its colocation facility in Santa Clara, California, the Company no longer considers the remaining operations to be separate from its other two segments. Therefore, amounts unrelated to the colocation facility have been reclassified in the current and prior year presentations to their respective March 31, 2002 segments.

      The accounting policies of the segments are the same as those described in significant accounting policies. Revenues generated among segments are recorded at rates similar to those recorded in third-party transactions. Transfers of assets and liabilities between segments are recorded at cost. The Company evaluates

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance based on the segment’s net operating results. The following presents information about reportable segments.

				Discontinued
		Telecom		Operations -
	Data Center	Facilities	Real Estate	Telecom
For the Year Ended March 31,	Operations	Management	Services	Services	Total

2002

Revenue	$3,215,897	$—	$12,656,587	$—	$15,872,484
Loss from operations	(26,249,509)	(16,340,634)	(8,961,576)	—	(51,551,719)
Net loss	(34,971,359)	(16,682,059)	(5,718,797)	—	(57,372,215)
2001

Revenue	$252,906	$2,863,443	$37,031,059	$—	$40,147,408
Loss from operations	(9,158,888)	(7,758,575)	(3,258,293)	—	(20,175,756)
Net loss	(9,219,416)	(8,383,329)	(3,770,506)	(82,626,411)	(103,999,662)
2000

Revenue	—	—	$15,390,417	$—	$15,390,417
Loss from operations	—	—	(5,407,643)	—	(5,407,643)
Net loss	—	—	(6,033,232)	—	(6,033,232)
Assets, as of March 31,

2002	$69,644,606	$—	$11,379,325	$—	$81,023,931
2001	31,074,738	8,440,859	38,552,981	—	78,068,578

18. SUBSEQUENT EVENTS

      During July 2002, the Company reached an agreement in principle to amend its existing $48 million credit facility. Under the amended terms, the initial maturity date has been extended to September 2003 and the Company has the option to exercise two six-month extension periods each at a cost of 0.5% of the principal balance outstanding together with a principal repayment of $2.5 million. The annual interest rate has been reduced to 7.50% and the Company will commence making monthly interest payments in July 2002. All other material provisions of the credit facility will remain unchanged. This amendment will be binding upon execution of the documents modifying the terms and conditions of this credit facility, which the Company expects to complete in July 2002. The $48 million is classified as current in the accompanying financial statements.

      In July 2002, the Company and Mr. Medina agreed to modify the terms of the $5.0 million non-interest bearing note. As amended, the note has a maturity date of December 5, 2004 and bears interest subsequent to September 5, 2002 at the applicable federal rate. Interest is due in bi-annual installments. On a quarterly basis, the Company will review the collectibility of this note. As of July 9, 2002, the Company owed Mr. Medina approximately $3.7 million. The Company has the right to withhold payment to Mr. Medina of $1,375,000 in amounts due.

      In June 2002, the Company entered into an exclusive agreement with the Comunidad Autonoma de Madrid to develop and operate carrier-neutral network access points (NAPs) in Spain. As part of that agreement, the parties formed NAP de las Americas — Madrid S.A. for the purpose of owning and operating carrier-neutral Tier-1 NAPs in Spain and of which the Company owns 10%. The Company contributed approximately $250,000 towards the capitalization of NAP de las Americas — Madrid S.A. to obtain the 10% interest. The shareholders in this new company are the Instituto Madrileno de Desarrollo — IMADE, the Camara Oficial de Comercio e Industria de Madrid, Red Electrica Telecomunicaciones, S.A., Telvent Desarrollos S.A., a subsidiary of Abengoa S.A., and Centro de Transportes de Coslada, S.A. In June 2002, the NAP de las Americas — Madrid purchased 5 million shares of the Company’s common stock at $1.00 per share. The Company also has the option to purchase up to another 30% of the NAP de las Americas — Madrid shares owned by the Comunidad and the Camara at initial capitalization, plus LIBOR. The number of shares sold will be adjusted if the Company during the next 12 months issues common stock at less than $1.00 per share.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In May 2002, the Company received a $1.5 million short term loan at 10% interest from Mr. Medina.

      In April 2002, the Company entered into a Put and Warrant purchase agreement with an international financial institution. Under the agreement, the Company has an option to sell up to $10.2 million in aggregate value of its shares of common stock, at a per share price equivalent to 86.6% of the closing price of the Company’s common stock on the day the option is exercised. The amount of shares that the Company puts to the financial institution is limited to 9.9% of the then outstanding common stock. Upon the exercise of the option, the Company will issue and grant to the financial institution three call warrants that grant the financial institution the right to purchase additional shares in an aggregate amount equal to 20% of the shares sold to the institution under the option. The strike price for the first call warrant is equal to the market price of the Company’s share price on the option exercise date. The strike price of the second call warrant will be at a 15% premium of the Company’s share price on the option exercise date. The strike price of the last call warrant will be at a 15% discount of our share price on the option exercise date. All three call warrants have a six month term. The option expires during October 2002. If the option expires without exercise, the Company is required to pay $500,000 in fees.

* * * * *