Form 10-Q
period 2002-06-30
TERREMARK WORLDWIDE INC
filed 2002-08-14
CIK 912890

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

      The registrant had 222,231,074 shares of common stock, $0.001 par value, outstanding as of August 8, 2002.

i

PART I.     FINANCIAL INFORMATION

ITEM 1. Financial Statements

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2002	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,931,151	$283,078
Restricted cash	768,905	757,573
Accounts receivable, net of allowance for doubtful accounts of $240,780 and $270,316 respectively	1,024,027	1,621,978
Contracts receivable	514,421	1,362,836

Total current assets	4,238,504	4,025,465
Investment in unconsolidated entities	718,037	489,855
Property and equipment, net	59,594,556	61,088,987
Other assets	2,700,600	2,199,454
Identifiable intangible assets and goodwill	13,220,170	13,220,170

Total assets	$80,471,867	$81,023,931

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of notes payable (includes $5,300,000 and $4,250,000 due to related parties)	$8,128,689	$50,752,209
Construction payables — property and equipment	23,213,419	26,250,729
Trade payables and other liabilities	10,600,113	10,240,698
Current portion of capital lease obligations	2,001,704	2,079,294
Interest payable	2,807,113	2,347,742
Net liabilities of discontinued operations	1,109,562	1,394,010

Total current liabilities	47,860,600	93,064,682
Convertible debt (includes $4,450,000 due to related parties)	30,655,000	30,655,000
Notes payable, less current portion (includes $-0- and $2,950,000 due to related parties)	44,145,962	3,128,091
Capital lease obligations, less current portion	1,959,072	2,136,076
Deferred revenue	828,596	815,826

Total liabilities	125,449,230	129,799,675

Series H redeemable convertible preferred stock: $.001 par value, 294 shares authorized, issued and outstanding, respectively	500,000	500,000

Series G convertible preferred stock: $.001 par value, 20 shares authorized, issued and outstanding	1	1
Common stock: $.001 par value, 300,000,000 shares authorized; 214,482,250 and 200,882,250 shares issued, of which -0- and 1,400,000 shares are held in treasury, respectively	214,482	200,882
Paid in capital	135,710,394	125,652,119
Retained deficit	(181,069,254)	(173,096,835)
Common stock subscriptions	—	950,000
Common stock warrants	2,879,413	2,879,413
Common stock options	1,787,601	1,566,801
Less cost of shares of common stock in treasury	—	(2,428,125)
Note receivable — related party (Note 10)	(5,000,000)	(5,000,000)
Commitments and contingencies

Total stockholders’ deficit	(45,477,363)	(49,275,744)

Total liabilities and stockholders’ deficit	$80,471,867	$81,023,931

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months
	ended June 30,

	2002	2001

	(unaudited)
Revenues
Data center	$2,059,128	$227,945
Data center — contract termination fee	1,090,638	—
Development, commission and construction fees	17,604	790,221
Management fees	82,545	412,544
Construction contracts	1,932,969	3,723,001

Operating revenues	5,182,884	5,153,711

Expenses
Data center operations	3,094,680	882,076
Start-up costs — data centers	—	3,383,127
Construction contract expenses	1,833,509	2,796,607
General and administrative	3,285,921	4,148,353
Sales and marketing	769,606	479,823
Depreciation and amortization	1,231,244	568,276

Operating expenses	10,214,960	12,258,262

Loss from operations	(5,032,076)	(7,104,551)

Other (expense) income
Interest income	28,865	46,858
Interest expense	(3,015,627)	(1,054,199)
Other income (expense)	53,916	32,020
Dividend on preferred stock	(7,497)	(4,250)
Gain on real estate held for sale	—	106,613

Total other expense	(2,940,343)	(872,958)

Loss before income taxes	(7,972,419)	(7,977,509)
Income taxes	—	—

Net loss	$(7,972,419)	$(7,977,509)

Basic and diluted loss per common share:
Net loss	$(.04)	$(.04)

Weighted average common shares outstanding	204,524,008	200,609,542

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Stockholders’ Deficit

		Common Stock
		Par Value $.001							Note
				Additional	Common	Common	Common		Receivable-
	Preferred	Issued		Paid-in	Stock	Stock	Stock	Treasury	Related	Retained
	Stock	Shares	Amount	Capital	Subscriptions	Warrants	Options	Stock	Party	Deficit

Balance at March 31, 2002	$1	200,882,250	$200,882	$125,652,119	$950,000	$2,879,413	$1,566,801	$(2,428,125)	$(5,000,000)	$(173,096,835)
Sale of common stock	—	15,000,000	15,000	12,485,000	(950,000)	—	—	—	—	—
Retirement of treasury shares	—	(1,400,000)	(1,400)	(2,426,725)	—	—	—	2,428,125	—	—
Options issued	—	—	—	—	—	—	220,800	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(7,972,419)

Balance at June 30, 2002 (unaudited)	$1	214,482,250	$214,482	$135,710,394	$—	$2,879,413	$1,787,601	$—	$(5,000,000)	$(181,069,254)

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	June 30,

	2002	2001

	(unaudited)
Cash flows from operating activities:
Net loss	$(7,972,419)	$(7,977,509)
Adjustments to reconcile net loss to net cash used in operating activities Depreciation and amortization of capital leases	1,240,501	100,855
Amortization of intangible assets and goodwill	—	467,421
Amortization of loan costs to interest expense	232,272	175,591
Amortization of prepaid compensation and other	—	98,500
(Increase) decrease in:
Restricted cash	(11,332)	32,039
Accounts receivable	597,951	272,566
Contracts receivable	848,415	147,997
Other assets	(512,618)	(211,362)
Increase (decrease) in:
Trade payable and other liabilities	359,415	(1,743,484)
Interest payable	698,371	754,695
Deferred revenue	12,770	(31,625)
Net assets/liabilities of discontinued operations	85,552	(962,346)

Net cash used in continuing operations	(4,421,122)	(8,876,662)

Cash flows from investing activities:
Purchase of property and equipment	(650,226)	(32,435,181)
Investment in unconsolidated entities, net	(228,182)	—
Proceeds from sale of real estate held for sale	—	393,248

Net cash used in investing activities	(878,408)	(32,041,933)

Cash flows from financing activities:
Construction payables — property and equipment	(2,133,154)	13,616,861
New borrowings	2,181,221	15,539,121
Payments on loans	(436,870)	(435,630)
Convertible debt	—	6,250,000
Capital lease obligations	(254,594)	—
Exercise of stock options	—	40,250
Sale of common stock	7,591,000	—
Sale of preferred stock	—	500,000

Net cash provided by financing activities	6,947,603	35,510,602

Net increase (decrease) in cash	1,648,073	(5,407,993)
Cash and cash equivalents at beginning of period	283,078	5,574,687

Cash and cash equivalents at end of period	$1,931,151	$166,694

Supplemental Disclosure:
Interest paid (net of amount capitalized)	$2,323,984	$184,510
Taxes paid	—	—
Non-cash portion of assets acquired under capital leases	—	2,920,282

Supplemental Disclosure:

During the three months ended June 30, 2002, the Company in addition to cash payment, issued $220,800 in options to a third party.

During the three months ended June 30, 2002, $3,350,000 in notes payable, $370,000 in liabilities of discontinued operations and $239,000 in accrued interest were converted to equity and reclassified to common stock and paid in capital.

During the three months ended June 30, 2002, the Company reclassified $950,000 in common stock subscriptions to common stock and paid in capital.

During the three months ended June 30, 2002, the Company retired $2,428,125 in treasury shares.

During the three months ended June 30, 2002, the Company reduced leasehold improvements and construction payables by $904,156 as a result of final agreement reached with a vendor.

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

1.     BUSINESS AND ORGANIZATION

      Terremark Worldwide, Inc. (together with its subsidiaries; the “Company”) is a multinational corporation that provides Internet infrastructure and managed services. It is the owner and operator of the NAP of the Americas, the fifth Tier-1 Network Access Point (“NAP”) in the world. The NAP of the Americas located in Miami, Florida, was fully placed in service on July 1, 2001. The Company’s strategy is to leverage its experience as the owner and operator of the NAP of the Americas by developing and operating TerreNAP(SM) Data Centers in Latin America and Europe. TerreNAP(SM) Data Centers provide peering, collocation and managed services to carriers, Internet service providers, other Internet companies and enterprises.

      In February 2002, the Company entered into an agreement with Fundacao de Amparo a Pesquisa do Estado de Sao Paulo, the research foundation for the State of Sao Paulo, to operate and manage Brazil’s premier NAP created by FAPESP, which the Company has renamed the NAP do Brasil. Pursuant to the twenty year agreement, FAPESP turned over the exchange point to the Company, which the Company intends to enhance and move to new facilities modeled after the operational design of the NAP of the Americas within the next 12 months. FAPESP will receive 6% of the revenue generated by the enhanced NAP do Brasil for the first five years of operation, 5% during the following five years, and 1% during the last ten years. The term may be extended for an additional ten-year period, during which FAPESP would again receive 1% of revenues.

      In June 2002, the Company entered into an exclusive agreement with the Comunidad Autonoma de Madrid to develop and operate carrier-neutral NAPs in Spain. As part of that agreement, the parties formed NAP de las Americas — Madrid S.A. to own and operate carrier-neutral NAPs in Spain, modeled after the NAP of the Americas. The shareholders in this new company are the Instituto Madrileno de Desarrollo — IMADE, the Camara Oficial de Comercio e Industria de Madrid, Red Electrica Telecomunicaciones, S.A., Telvent Desarrollos S.A., a subsidiary of Abengoa S.A., and Centro de Transportes de Coslada, S.A. The Company has acquired for $250,000, 10% of the equity in the NAP de las Americas-Madrid S.A. The Company also has the option to purchase up to another 30% of the NAP de las Americas — Madrid shares owned by the Comunidad and the Camara. The Company will provide the technical and operational know-how for the development of an interim NAP which is expected to be operational during the summer of 2002. The Company intends to work with NAP de las Americas-Madrid S.A. to select a permanent site, design the Madrid NAP and operate the business going forward. In June 2002, the NAP de las Americas — Madrid purchased 5 million shares of the Company’s common stock at $1.00 per share. Under the provisions of the agreement the number of shares sold will be adjusted if the Company during the next 12 months issues common stock at less than $1.00 per share. As a result of the sale of common shares to a financial institution, the Company is obligated to issue an additional 3.6 million shares to NAP de las Americas-Madrid S.A. As of August 13, 2002 these shares have not yet been issued.

2.     LIQUIDITY

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Through June 30, 2003, $47.9 million of the Company’s liabilities, including notes, construction and other trade payables will come due. The Company had a net working capital deficit of approximately $43.6 million and stockholder’s deficit of approximately $45.5 million at June 30, 2002 and incurred a net loss of approximately $8.0 million for the three months then ended. This loss is a result of:

•	non-cash items, including depreciation and amortization expense of approximately $1.2 million;

•	interest expense of approximately $3.0 million;

•	approximately $3.1 million of expenses generated from the operations of the NAP of the Americas; and

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	not generating sufficient revenue during the three months to support the increase in infrastructure.

      Management expects the Company will need an infusion of cash to fund business operations during this fiscal year. The Company’s liquidity needs are primarily related to repayment of construction payables and debt and to support operations. The Company has developed a plan to continue operating through the year ended March 31, 2003. Actual funding requirements are dependent upon management’s ability to meet its expectations and will be significantly impacted if some or all of the following assumptions, which underly the expectations are not met:

•	signing of additional customer contracts at NAP of the Americas;

•	restructuring of approximately $22.3 million of construction payables into long term payables or equity or a combination thereof; and

•	no funding under any of the Company’s guarantees.

      The Company has identified additional potential customers and is actively marketing to them available services in the NAP of the Americas. The Company’s plan is predicated on obtaining additional customer contracts through March 31, 2003, which on an annual basis will generate revenues of approximately $20 million. The Company has also been pursuing and continues to seek sources of additional debt and equity financing. The Company is actively engaged in discussions with certain vendors to restructure the terms of the Company’s construction payable obligations. The Company’s failure to obtain adequate terms from creditors and additional debt or equity financing and meet its plan will result in liquidity problems and require the Company to curtail in whole or in part current operations. There can be no assurances that the Company’s plan will be adequately implemented in the time frame contemplated, even if such funds are obtained. Further, any additional equity financing if obtained will be dilutive to existing shareholders. As a result of these matters, substantial doubt exists about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      The Company’s plan to increase liquidity includes additional equity funding, entering into strategic relationships, and the potential sale of additional debt securities sufficient to fund the Company’s 2003 business plan. There can be no assurance that such financing will be available to the Company. The Company’s ability to obtain financing may be adversely affected by future declines in the technology sector and general economic conditions.

      The Company intends to allocate its financial resources to activities that are consistent with its strategy of developing and operating TerreNAP Data Centers, including the NAP of the Americas. However, the development of the NAP of the Americas and other TerreNAP Data Centers will require substantial capital resources. As part of the Company’s business strategy, it intends to continue to evaluate potential acquisitions, joint ventures and strategic alliances in or with companies that provide services or operations that complement the Company’s existing businesses. These acquisitions may also require financing, which may not be available to it on acceptable terms.

      The nature of the Company’s operations changed subsequent to the April 28, 2000 merger with AmTec, Inc. Its operations continue to evolve as it develops its Internet infrastructure and managed services business.

      The deployment of the Company’s TerreNAP Data Center strategy will require the Company to expend substantial resources for leases, assets, equipment and hiring of network, administrative, customer support and sales and marketing personnel. These expenditures commence well before a TerreNAP Data Center opens, and it may take an extended period for the Company to approach break-even. To date, the Company has funded its operations through private debt and equity offerings. However, because the Company has not yet achieved positive cash flow from operations, the Company will continue to require capital support until it is cash flow positive. The Company intends to continue to allocate its financial resources to activities that are

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consistent with its expansion strategy, such as making additional significant investments in sales and marketing and the development of new services. The Company’s business could be adversely affected if it were unable to obtain necessary licenses and approvals in order to expand its services and enter new markets.

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

      The Company conducts business internationally and its operations could be subject to various foreign taxes. Distributions and other payments from the Company’s subsidiaries and affiliates may also be subject to foreign taxes, reducing its earnings. The Company does not have plans to pay dividends on its common stock and covenants in its financing agreements prohibit the payment of dividends. If the Company’s stock were to be delisted from the American Stock Exchange, its stockholders could find it difficult to sell the Company’s stock and the price of the Company’s stock could be adversely affected.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

      The accompanying uaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for complete annual financial statements. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair presentation of the results for the interim periods presented. Operating results for the quarter ended June 30, 2002 may not be indicative of the results that may be expected for the year ending March 31, 2003. Amounts as of March 31, 2002, included in the condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date.

      These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended March 31, 2002.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of estimates

      The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include revenue and costs related to construction contracts and impairment of long-lived assets.

Reclassifications

      Certain reclassifications have been made to the prior periods’ financial statements to conform with current presentation.

New accounting standards

      As of April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141 (FASB 141), Business Combinations, and Statement of Financial Accounting Standards No. 142 (FASB 142), Goodwill and Other Intangible Assets. FASB 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FASB 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.

      As of April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (FASB 144), Accounting for the Impairment or Disposal of Long-Lived Assets. FASB 144 supercedes FASB 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business. FASB 144 retains the requirements of FASB 121 for recognition and measurement of an impairment loss on long-lived assets, and establishes a single accounting model for all long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The adoption of FASB 143 and 144 has had no impact on the Company’s June 30, 2002 financial results.

      In April 2002, the Financial Accounting Standards Board (FASB) approved SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. In addition to rescinding SFAS 4, 44, and 64 and amending SFAS 13, SFAS 145 establishes a financial reporting standard for classification of extinguishment of debt in the financial statements in accordance with APB 30. SFAS 145 will be effective for the Company’s fiscal year ended March 31, 2004. Management does not expect the adoption of SFAS 145 to have a material effect on the Company’s financial position or results of operations.

      In June 2002, the FASB approved SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 will be effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. Management does not expect the adoption of SFAS 146 to have a material effect on the Company’s financial position or results of operations.

Significant concentrations

      Three customers accounted for approximately $208,000, $233,000 and $211,000 in data center revenues for the three months ended June 30, 2002 respectively.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     CONTRACTS RECEIVABLE

      Contracts receivable consist of the following:

	June 30,	March 31,
	2002	2002

	(unaudited)
Completed contracts	$126,631	$96,035
Contracts in progress	387,790	1,214,167
Retainage	—	52,634

	$514,421	$1,362,836

5.     IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL

      Identifiable intangible assets consist primarily of certain rights and contracts. In accordance with FAS 142, the Company ceased amortization of its intangible assets as of April 1, 2002 and therefore recorded no amortization for the three months ended June 30, 2002. During the three months ended June 30, 2001, intangible assets were amortized on the straight-line method over five years. Intangible assets will be tested for impairment annually. The Company does not currently believe its intangible assets are impaired. Identifiable intangible assets and goodwill at June 30, 2002 and March 31, 2002 consist of TECOTA promote interest of $904,964, NAP of the Americas intangible of $9,999,871 and Post Shell goodwill of $2,315,336, net of accumulated amortization of $4,773,029.

      A reconciliation of net loss and loss per share to exclude amortization expense in the prior year period follows:

	For the three months ended
	June 30,

	2002	2001

Reported net loss	$(7,922,419)	$(7,977,509)
Add back: goodwill amortization	—	467,421

Adjusted net loss	$(7,922,419)	$(7,510,088)

Basic and diluted loss per share:
Reported net loss	$(0.04)	$(0.04)
Goodwill amortization	—	—

Adjusted net loss	$(0.04)	$(0.04)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     NOTES PAYABLE

      Notes payable consist of the following:

	June 30,	March 31,
	2002	2002

	(unaudited)
Note payable to a financial institution, collateralized by substantially all assets of the NAP of the Americas and a personal guaranty of the Chief Executive Officer. Interest accrues at 7.50%, payable monthly, with principal balance due September 2003. Maturity date may be extended for two six-month periods subject to certain conditions	$43,974,553	$43,293,333
Unsecured note payable to certain directors and a shareholder of the Company Interest accrues at 8.25%, with principal installments of $150,000 and interest due quarterly commencing March 31, 2002 and maturing on June 23, 2003	150,000	3,500,000
Unsecured note payable to a corporation controlled by a shareholder, interest accrues at 15%. Principal and interest due in January 2003	1,600,000	1,600,000
Note payable to the Chief Executive Officer. Interest accrues at 10%. Principal and interest due September 2002	1,500,000	—
Note payable to a financial institution, collateralized by certain assets of a director and certain shareholders of the Company. Interest accrues at 1% over prime, with interest payments due monthly and remaining interest and principal due December 2002	1,250,000	1,375,000
Unsecured notes payable to certain executives and directors of the Company and third party corporations, interest accrues at 13%. Principal and interest due September 30, 2002. ($1,850,000 due to related parties)	2,100,000	2,100,000
Unsecured note payable to individual, interest accrues at 15%. Principal and interest due September 2002	1,000,000	1,000,000
Unsecured note payable to the Chief Executive Officer. Interest accrues at 7.5%, payable monthly, with principal installments of $50,000 due on a quarterly basis commencing on June 26, 2002, and maturing on June 26, 2003	200,000	250,000
Unsecured note payable to a corporation in seventy-five monthly installments of principal and interest beginning January 1, 1999. Interest accrues at 9.5%	219,409	226,092
Unsecured notes payable to individuals, interest accrues at 8%, with interest due monthly. Matured and currently due	126,001	138,442
Unsecured notes payable to corporations. Interest ranges from 10%-15%. Principal and interest generally due in monthly installments	154,688	397,433

	52,274,651	53,880,300
Less current portion of notes payable	8,128,689	50,752,209

Notes payable, less current portion	$44,145,962	$3,128,091

      In May 2002, the Company obtained a $1.5 million loan at 10% interest from its Chief Executive Officer.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On September 5, 2001, the Company closed on a $48 million loan. During August 2002, the Company modified the facility. Under the modified terms, the initial maturity date has been extended to September 2003 and the Company has the option to exercise two six-month extension periods each at a cost of 0.5% of the principal balance outstanding together with a principal repayment of $2.5 million. During each period under extension, a $250,000 monthly principal repayment plus interest is due. At closing, the total amount of the loan was disbursed except for approximately $6.6 million that was held as an interest reserve. Through June 2002, the interest reserve was disbursed monthly to make interest payments. The amendment reduced the annual interest rate to 7.50%. The Company commenced making monthly interest payments in July 2002. All other material provisions of the credit facility have remained unchanged. To obtain the original loan, the Company paid a $720,000 commitment fee to the lender. The proceeds of the original credit facility were used to:

•	repay a $10 million short-term loan from Manuel D. Medina, the Company’s Chief Executive Officer, the proceeds of which the Company had used to fund the build out of the NAP of the Americas (he, in turn, used the $10 million to repay a personal $10 million short-term loan from the bank);

•	repay $3.5 million of debt that the Company owed to the bank under a line of credit personally guaranteed by Mr. Medina;

•	pay $1.2 million in loan costs related to the $48 million credit facility (including $720,000 commitment fee); and

•	fund the NAP of the Americas build out costs.

      The credit facility is secured by all of the Company’s assets and allows for up to a $25 million junior lien position on the assets of our NAP of the Americas, Inc. subsidiary. Mr. Medina has personally guaranteed the $48 million credit facility.

      In addition to Mr. Medina’s personal guarantee of the credit facility, and in order to obtain the facility, the bank further required Mr. Medina, prior to the bank disbursing funds under the credit facility, to (i) provide $5.0 million certificate of deposit to the bank as collateral on certain personal loans that Mr. Medina has with the bank and (ii) commit to accelerate the maturity date of those personal loans to December 31, 2001. Subsequent to September 2001, Mr. Medina and the bank changed the maturity date on the personal loans, first to December 31, 2001 and later to July 1, 2002. In the event of the Company’s default under the credit facility Mr. Medina also agreed to subordinate debt that the Company owed to Mr. Medina. Mr. Medina has repaid part of those personal loans to the bank through liquidation of the $5.0 million certificate of deposit in January 2002 leaving an outstanding principal balance of approximately $5.4 million and he exercised his right under such personal loan agreements to extend their maturity date from July 1, 2002 to December 31, 2002.

      On September 5, 2001 and in consideration of Mr. Medina’s agreeing to repay his indebtedness to the bank earlier than otherwise required, pledging the certificate of deposit to the bank and personally guaranteeing the $48 million credit facility and approximately $21 million of construction payables, the Company entered into an amended and restated employment agreement with him. Under the terms of the amended and restated employment agreement, the Company will indemnify Mr. Medina from any personal liability related to his guarantees of the Company’s debt, use commercially reasonable efforts to relieve Mr. Medina of all his guarantees of the Company’s debt, provide up to $6.5 million of cash collateral to the bank should Mr. Medina be unable to repay the personal loans when due and provide a non interest-bearing $5.0 million loan to Mr. Medina for as long as his guarantees of the Company’s debt exist. If the loan to Mr. Medina becomes in default, the Company has a right of offset against all amounts payable by the Company to Mr. Medina, the aggregate of which is approximately $3.6 million as of June 30, 2002. The note receivable from Mr. Medina is shown as an adjustment to equity. The $48 million credit facility and the note receivable from Mr. Medina have been approved by the Board of Directors.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In July 2002, the Company and Mr. Medina modified the terms of his $5.0 million non-interest bearing note payable to the Company. As amended, the note has a maturity date of December 5, 2004 and bears interest subsequent to September 5, 2002 at the applicable federal rate. Interest is due in bi-annual installments. On a quarterly basis, the Company will review the collectibility of this note. As of August 7, the Company owed Mr. Medina approximately $3.6 million. The Company has the right to withhold payment to Mr. Medina of $1,375,000 in amounts owed.

      The terms of the Company’s note payable to a financial institution with a $1,250,000 balance at June 30, 2002 was modified and extended in August 2002. Under the agreement terms, the maturity date has been extended to December 2002 and interest payments will be made monthly with remaining interest and principal due at maturity. In conjunction with the modification and extension, of this note, the Company issued 400,000 shares of the Company’s common stock valued at $180,000 to a shareholder, a former guarantor of the note.

7.	CONSTRUCTION PAYABLES — PROPERTY AND EQUIPMENT

      Construction payables include approximately $22 million of amounts due to two vendors under promissory notes maturing from October 2002 through December 2002 and bearing interest at annual rates ranging from 8.5 to 10 percent. Approximately $21 million of the amounts due under the promissory notes are guaranteed by Mr. Medina. These amounts relate to construction of the NAP of the Americas and the Company’s colocation facility in Santa Clara, California. The Company has the option with a certain vendor to make a payment of $8.0 million and convert the remaining payable of approximately $9.0 million into the Company’s common stock. The option expires in October 2002. The conversion of the payable would be at the then current market value of the Company’s common stock.

8.     CONVERTIBLE DEBT

      The Company issued approximately $10.5 million and $4.3 million of 13% and 13.125% subordinated convertible debt during the year ended March 31, 2002. The 13% debt matures on December 31, 2005 and the 13.125% debt matures on August 30, 2004. The debt is convertible into the Company’s stock at a weighted average conversion price of $1.87 and $0.66 for the convertible debt issued at 13% and 13.125%, respectively. Prepayment by the Company is permitted under both debt instruments, but will entitle holders of the 13% subordinated debenture to warrants or a premium over their outstanding principal and interest based upon the following schedule:

Year	Redemption Price

2002	104%
2003	103%
2004	102%
2005	100%

      Subsequent to June 30, 2002, the Company paid approximately $1,000,000 in interest that was due on June 30, 2002.

9.     CHANGES TO STOCKHOLDERS’ EQUITY

      During the three months ended June 30, 2002, the Company entered into the following equity transactions:

Common stock

      In June 2002, the NAP de las Americas — Madrid purchased 5 million shares of the Company’s common stock at $1.00 per share (Note 1).

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In April 2002, the Company received a binding commitment from two directors and some of the Company’s shareholders for the purchase of $7.5 million of common stock at $.75 per share. In May 2002, the transaction was completed by receiving $3.6 million in cash and the conversion of $3.9 million in short term promissory notes to equity. In March 2002, the Company received $950,000 in cash related to the future stock sale. As of March 31, 2002, this cash receipt was recorded as common stock subscriptions.

Stock options

      On April 1, 2002, the Company issued options to purchase 600,000 shares of common stock to a third party for services. The exercise price of the options is $0.40 per share with a $220,800 estimated value. The options were immediately exercisable and have a five year life.

10.     RELATED PARTY TRANSACTIONS

      Due to the nature of the following relationships, the terms of the respective agreements might not be the same as those that would result from transactions among wholly unrelated parties. All significant related party transactions require approval by the Company’s Board of Directors.

      Included in the June 30, 2002 and March 31, 2002 balance sheet are amounts due from related parties including $5.0 million note receivable (Note 6), approximately $5.3 million and $7.2 million in notes payable (Note 6) and approximately $4.5 million in convertible debt (Note 8).

11.	INFORMATION ABOUT THE COMPANY’S OPERATING SEGMENTS

      As of June 30, 2002, and March 31, 2002, the Company had two reportable business segments, data center operations and real estate services. The data center operations segment provides Tier 1 NAP, Internet infrastructure and managed services in a data center environment. The real estate services segment constructs, develops and manages real estate projects. The Company’s reportable segments are strategic business operations that offer different products and services.

      During the three months ended June 30, 2001, the Company had an additional segment, telecom facilities management, which developed, managed and leased facilities catering primarily to the telecommunications industry. In conjunction with the Company’s change in its strategy related to its colocation facility in Santa Clara, California, the Company no longer considers the remaining operations to be separate from its other two segments. Therefore, amounts unrelated to the colocation facility have been reclassified in the prior period presentations to their respective June 30, 2002 segments.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Discontinued
		Telecom		operations –
For the three months	Data center	facilities	Real estate	telecom
ended June 30,	operations	management	services	services	Total

2002
Revenue	$3,149,766	$—	$2,033,118	$—	$5,182,884
Loss from operations	(4,978,656)	—	(53,420)	—	(5,032,076)
Net loss	(7,925,997)	—	(46,422)	—	(7,972,419)
2001
Revenue	$227,945	—	$4,925,766	$—	$5,153,711
(Loss) income from operations	(6,968,870)	(593,503)	457,822	—	7,104,551
Net (loss) income	(7,415,895)	(857,400)	295,786	—	(7,977,509)
Assets, as of
June 30, 2002	$6,514,365	$—	$73,957,502	$—	$80,471,867
March 31, 2002	69,644,606	—	11,379,325	—	81,023,931

12.     SUBSEQUENT EVENTS

      In April 2002, the Company entered into a Put and Warrant purchase agreement with an international financial institution. On July 19, 2002, the Company exercised its right to sell to the financial institution 17,648,824 common shares for $0.58 per share for a total of $10.2 million. In conjunction with the sale, the Company issued three call warrants, each granting the financial institution the right to purchase 1,176,588 shares of the Company’s common stock. The warrants expire on January 16, 2003 and may be exercised in any order at $0.57, $0.67 and $0.77 per share, respectively. During August 2002, the Company received the $10.2 million in related cash. The Company intends to use these proceeds and the proceeds from any exercise of the warrants for general corporate purposes.

      During August 2002, the Company modified its existing $48 million credit facility. Under the amended terms, the initial maturity date has been extended to September 2003 and the Company has the option to exercise two six-month extension periods each at a cost of 0.5% of the principal balance outstanding together with a principal repayment of $2.5 million. The annual interest rate has been reduced to 7.50%. All other material provisions of the credit facility have remained unchanged.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion should be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended March 31, 2002, our Condensed Consolidated Financial Statements and elsewhere in this filing. The information is intended to facilitate an understanding and assessment of significant changes and trends related to our financial condition and results of operations.

      This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are indicated by words or phrases such as “anticipate,” “projects,” “management believes,” “Terremark believes,” “intends,” “expects,” and similar words or phrases. Such forward-looking statements are subject to certain risks, uncertainties or assumptions and may be affected by certain other factors. These factors are set forth below.

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

      The NAP of the Americas provides a neutral connection point where telecommunications carriers can establish connections between and among their networks to exchange Internet traffic either on a settlement-free basis (a process known as “peering”) or for a fee (known as “transit”), and can purchase capacity from each other. The NAP of the Americas also provides premium-class space where carriers, Internet Service Providers, Application Service Providers, content providers, Internet businesses, telecommunications providers and enterprises house their equipment and their network facilities in order to be close to the traffic exchange connections that take place at the NAP. This is known as colocation. In addition, the NAP of the Americas provides a menu of related managed services, such as a meet-point room, power management, and managed router services. We believe that the NAP of the Americas is becoming a primary channel of Internet traffic from Central and South America and the Caribbean to North America and Europe.

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

      When this exchange of Internet traffic is done settlement-free, the process is known as “peering” because “peers” transfer like amounts of Internet traffic. When the exchange of Internet traffic is done for a fee, it is known as “transit.” In either case, facilitating this exchange of Internet traffic is the primary service offered by all NAPs, which we will refer to collectively in this Report as “peering.”

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

      In February 2002, we entered into an agreement with Fundacao de Amparo a Pesquisa do Estado de Sao Paulo, the research foundation for the State of Sao Paulo, to operate and manage Brazil’s premier NAP created by FAPESP, which we have renamed the NAP do Brasil. Pursuant to the twenty year agreement, FAPESP turned over the exchange point to Terremark, which we intend to enhance and intend to move to new facilities modeled after the operational design of the NAP of the Americas within the next 12 months. FAPESP will receive 6% of the revenue generated by the enhanced NAP do Brazil for the first five years of operation, 5% during the following five years, and 1% during the last ten years. The term may be extended for an additional ten-year period, during which FAPESP would again receive 1% of revenues.

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

     Our Model

      To implement our strategy and meet our current obligations we will need additional capital as more fully discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” In an effort to limit the additional capital required, our business model for expansion is best compared to that of a management company model in the hospitality industry. The model contemplates that a local in-country partner would own and fund the development and build-out of the location (the real estate company) where the TerreNAP Data Center will be located. The facility will ideally be a ground-up development built to the exacting specifications required for a top level NAP (as is the case in Miami), but it may be located in an existing building that is retrofitted to conform to the those specifications. We intend to control the operations of the NAP and be the primary tenant in our partners’ building sharing revenue via a long-term lease or management contract.

     Customers

      As of August 8, 2002, we have signed customer contracts that represent approximately $12.5 million of annualized recurring revenue with an average term of five years. This committed annual recurring amount typically includes revenue from colocation, peering and power services. However, it excludes revenue from managed services, which we expect will continue to increase as a percentage of total revenue. Latin American Nautilus USA Inc., Progress Telecom and T-Systems USA Inc. accounted for more than 10% each of Data Center revenues for the quarter ended June 30, 2002.

Results of Operations

     Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

      Revenue. Total revenue grew $29,000 to $5.2 million for the three months ended June 30, 2002.

      Data center revenue increased $1.8 million to $2.1 million for three months ended June 30, 2002 from $0.3 million for the three months ended June 30, 2001. The increase was attributable to our exchange point, colocation and managed services offered at the NAP, which became operational on July 2001. The data center revenue in the comparable period for prior year was derived from our peering and colocation services offered at the interim NAP which became operational in December 2000.

      Data center — contract termination fee was $1.1 million for the three months ended June 30, 2002 and represents amounts received from one customer for the termination of their contracted services with the NAP of the Americas. No such fees were received during the three months ended June 30, 2001.

      Development, commission and construction fees decreased approximately $0.8 million, or 97.8% from $0.8 million for the three months ended June 30, 2001 to approximately $18,000 for the three months ended June 30, 2002. This decrease is a result of our exiting of the real estate and telecom facilities management operations.

      Management fees earned decreased approximately $330,000 or 80.0%, from $413,000 for the three months ended June 30, 2001 to approximately $83,000 for the three months ended June 30, 2002. The decrease is a result of our exiting the management of commercial and residential properties. As of June 30, 2002, the only facility we manage is the property where the NAP of the Americas is located.

      Construction contract revenue decreased $1.8 million from $3.7 million for the three months ended June 30, 2001 to $1.9 million for the three months ended June 30, 2002. The decrease is attributable to the reduction in the number of contracts in fiscal year 2003 as compared to fiscal year 2002. As of June 30, 2002, we had two construction contracts in process as compared to June 30, 2001 when we had eight construction contracts in process.

      Data Center Operations. Data center operations expenses increased $2.2 million for the three months ended June 30, 2002 from $0.9 million for the three months ended June 30, 2001. The increase was attributable to costs associated with the operations of the NAP of the Americas facility which became operational in July 2001. Data center operations expenses for the comparable period in fiscal year 2002 was derived from operations of the interim NAP facility, which became operational in December 2000. Data center operations consist mainly of rent, operations personnel, electricity, chilled water and security services. With the exception of electricity and chilled water, the majority of these expenses are fixed in nature. We expect that our costs of electricity and chilled water costs will increase in the future as more customers utilize the NAP of the Americas.

      Start-Up Costs-Data Centers. There were no start-up costs recorded for the three months ended June 30, 2002. Start-up costs were approximately $3.4 million for the three months ended June 30, 2001 and primarily relate to the NAP of the Americas in Miami, Florida.

      Construction Contract Expenses. Construction contract expenses decreased $1.0 million from $2.8 million for the three months ended June 30, 2001 to $1.8 million for the three months ended June 30, 2002. The decrease is attributable to the reduction in the number of contracts in fiscal year 2003 as compared to fiscal year 2002. As of June 30, 2002, we had two construction contracts in process as compared to June 30, 2001, when we had eight construction contracts in process. We do not currently anticipate any losses on any of the contracts.

      General and Administrative Expenses. General and administrative expenses decreased by $0.8 million or 20.8% from $4.1 million for the three months ended June 30, 2001 to $3.3 million for the three months ended June 30, 2002. This decrease is attributable to the decrease in our personnel and corporate infrastructure related to non-core assets.

      Sales and Marketing Expenses. Sales and marketing expenses increased $0.3 million or 60.4% for the three months ended June 30, 2002 as compared to three months ended June 30, 2001. The increase is principally due to the increase in expenses associated with marketing the TerreNAP Data Centers including NAP of the Americas.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased from $0.6 million for the three months ended June 30, 2001 to $1.2 million for the three months ended June 30, 2002. The increase resulted primarily from the depreciation of the leasehold improvements and equipment used in the NAP of the Americas, which was placed in service on July 1, 2001. Therefore, no similar expenses were recorded for the comparable period during fiscal year 2002. The increase was partly offset by a $1 million decrease in amortization expense related to intangible assets, resulting from cessation of related amortization in accordance with current generally accepted accounting principles.

      Interest Income. Interest income decreased from $47,000 for the three months ended June 30, 2001 to $29,000 for the three months ended June 30, 2002, due to a decrease in our average cash balances invested.

      Interest Expense. Interest expense increased from $1.1 million for the three months ended June 30, 2001 to $3.0 million for three months ended June 30, 2002, due to an increase in the average debt balance outstanding, resulting primarily from $8.5 million in additional convertible debt and $23.4 million in additional loans.

      Gain On the Sale of Real Estate Held for Sale. Revenue from real estate sales for the three months ended June 30, 2001 represents the net gain from two condominium units sold. The last condominium unit was sold in the quarter ended March 31, 2002, therefore there was no real estate sold during the three months ended June 30, 2002.

      Net Loss. Net loss was unchanged at $8.0 million for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Changes in operating results include an increase in depreciation and amortization of $0.7 million, increase in interest expense of $1.9 million, increase in sales and marketing of $0.3 million and increase in data center operations of $2.2 million which were offset by a decrease in construction contract expenses of $1.0 million, decrease in general and administrative expenses of $0.9 million and decrease in start-up costs-data centers of $3.4 million.

Liquidity and Capital Resources

      Cash used in operating activities for the three months ended June 30, 2002 was approximately $4.4 million compared to cash used in operations of $8.9 million for the three months ended June 30, 2001, a decrease of $4.5 million. This decrease was primarily the result of an increase in depreciation expense of $1.1 million and an increase in trade payables and other liabilities of $2.1 million.

      Cash used in investing activities for the three months ended June 30, 2002 was $0.9 million compared to cash used in investing activities of $32.0 million for the three months ended June 30, 2001, a $31.1 million increase in cash flow resulting primarily from decreased purchases of property and equipment primarily related to the NAP of the Americas in the current period.

      Cash provided by financing activities for the three months ended June 30, 2002 was $6.9 million compared to cash provided by financing activities of $35.5 million for the three months ended June 30, 2001, a decrease of $28.6 million. The prior period includes the incurrence of debt and new borrowings of $21.8 million primarily relating to the NAP of the Americas. The current period includes $7.6 million from the sale of common stock.

      Through June 30, 2003, $47.9 million of our liabilities, including notes, construction and other trade payables will come due. We had a net working capital deficit of approximately $43.6 million and stockholder’s deficit of approximately $45.5 million at June 30, 2002 and incurred a net loss of approximately $8.0 million for the three months then ended. This loss is the result of:

•	non-cash items, including depreciation and amortization expense of approximately $1.2 million;

•	interest expense of approximately $3.0 million;

•	approximately $3.1 million of expenses generated from the operations of the NAP of the Americas; and

•	not generating sufficient revenue during the year to support the increase in infrastructure.

      We expect that we will need an infusion of cash to fund our business operations during the fiscal year. Historically we have met our liquidity needs primarily through obtaining additional debt financing and the issuance of equity interests. Some of our debt financing was either provided by or guaranteed by a principal executive officer. In prior periods we also successfully shut down or disposed of our remaining non-core operations and implemented a series of expense reductions to reduce our liquidity need. Our current liquidity needs are primarily related to repayment of our construction payables, other payables and debt and to support operations. We have developed a plan to continue operating through the year ended March 31, 2003. Actual funding requirements are dependent upon our ability to meet expectations and will be significantly impacted if some or all of the following assumptions, which underly the expectations are not met:

•	signing and installation of additional customer contracts at NAP of the Americas;

•	restructuring of $22.3 million of construction payables into long term payables or equity or a combination thereof; and

•	no funding under any of our guarantees.

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

      Our plan to increase liquidity includes additional equity funding, entering into strategic relationships, the potential sale of additional debt securities and the conversion of existing debt into equity sufficient to fund our 2003 business plan. There can be no assurance that such financing will be available to us. Our ability to obtain financing may be adversely affected by future declines in the technology sector and general economic conditions.

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

Debt and Equity Activity

      In April 2002, we entered into a Put and Warrant purchase agreement with an international financial institution. On July 19, 2002, we exercised our right to require the financial institution to purchase 17,648,824 shares of our common shares for $0.58 per share for a total of $10.2 million. The closing price of our common stock on July 19, 2002, the day that we exercised the option, was $0.70. We also issued three call warrants that grant the financial institution the right to purchase 3,529,765 shares of our common stock. Each call warrant will expire on January 18, 2003. The warrants may be exercised in any order. The strike price at which the call warrants are exercisable and the number of shares for which they are exercisable are as follows:

•	$0.67 for 1,176,589 shares;

•	$0.77 for 1,176,588 shares; and

•	$0.57 for 1,176,588 shares.

      We received the $10.2 million in cash in August 2002. We will use the payment for the shares and the proceeds from any exercise of the warrants for general corporate purposes.

      In June 2002, we entered into an exclusive agreement with the Comunidad Autonoma de Madrid to develop and operate carrier-neutral network access points (NAPs) in Spain. As part of that agreement the parties formed NAP de las Americas — Madrid S.A. for the purpose of owning and operating carrier-neutral Tier-1 NAPs in Spain and of which we own 10%. We contributed approximately $250,000 towards the capitalization of NAP de las Americas — Madrid S.A. to obtain the 10% interest. The shareholders in this new company are the Instituto Madrileno de Desarrollo — IMADE, the Camara Oficial de Comercio e Industria de Madrid, Red Electrica Telecomunicaciones, S.A., Telvent Desarrollos S.A., a subsidiary of Abengoa S.A., and Centro de Transportes de Coslada, S.A. In June 2002, the NAP de las Americas — Madrid purchased 5 million shares of our common stock at $1.00 per share. We also have the option to purchase up to another 30% of the NAP de las Americas — Madrid shares owned by the Comunidad and the Camara at the initial capitalization value, plus LIBOR. Under the provisions of the agreement the number of shares sold will be adjusted if the Company during the next 12 months issues common stock at less than $1.00 per share. As a result of the sale of common shares under the Put and Warrant Agreement, we are obligated to issue an additional 3.6 million shares to NAP de las Americas-Madrid S.A. As of August 13, 2002 these shares have not yet been issued.

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

      On September 5, 2001, we closed on a $48.0 million credit facility with a bank. During August 2002, we reached an agreement to modify the credit facility. Under the modified terms, the initial maturity date has been extended to September 2003. We have the option to exercise two six-month extension periods each at a cost of 0.5% of the principal balance outstanding together with a principal repayment of $2.5 million. During each extension period, a $250,000 monthly principal repayment plus interest is due. At closing, the total amount of the credit facility was disbursed except for approximately $6.6 million that was held as an interest reserve and has been drawn down on a monthly basis to make interest payments. The modified terms reduced the annual interest rate to 7.50% and we commenced making monthly interest payments in July 2002. All other material provisions of the credit facility have remained unchanged. To obtain the original loan, we paid a $720,000 commitment fee. The proceeds of the credit facility were primarily used to:

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

      In addition to his personal guarantee of the credit facility, and in order for us to obtain the facility, the bank further required that Mr. Medina, prior to the bank disbursing funds under the credit facility (i) provide a $5.0 million certificate of deposit to the bank as collateral on certain personal loans that Mr. Medina has with the bank and (ii) commit to accelerate the maturity date of those personal loans to December 31, 2001. Subsequent to September 2001, Mr. Medina and the bank changed the maturity date on the personal loans, first to December 31, 2001 and later to July 1, 2002. Mr. Medina also agreed to subordinate debt that we owe to Mr. Medina in the event of our default under the credit facility. Mr. Medina has repaid part of those personal loans to the bank through liquidation of the $5.0 million certificate of deposit in January 2002 leaving an outstanding principal balance of approximately $5.4 million and he has exercised his right under such personal loan agreements to extend their maturity date from July 1, 2002 to December 31, 2002.

      On September 5, 2001, in consideration of Mr. Medina agreeing to repay his indebtedness to the bank earlier than otherwise required, pledging the certificate of deposit to the bank and personally guaranteeing the $48 million credit facility and approximately $21 million of construction payables, we entered into an amended and restated employment agreement with him. Under the terms of the amended and restated employment agreement we will indemnify Mr. Medina from any personal liability related to his guarantees of any of our debt, use commercially reasonable efforts to relieve Mr. Medina of all his guarantees of our debt, provide up to $6.5 million of cash collateral to the bank should Mr. Medina be unable to repay the personal loans when due and provide a non interest-bearing $5.0 million loan to Mr. Medina for as long as his guarantees of our debt exist. If Mr. Medina’s note to us becomes in default, we have the right to withhold payments of all amounts payable by us to Mr. Medina, the aggregate of which is approximately $2.2 million as of June 30, 2002. The note is shown as an adjustment to equity on our balance sheet. Additionally, as long as Mr. Medina’s guarantees of our debt exist, we have agreed to nominate Mr. Medina to our Board of Directors and not remove Mr. Medina, unless for good cause, or remove any of our officers without Mr. Medina’s consent. There was no change in the amount or timing of Mr. Medina’s cash or non-cash compensation in connection with these agreements, nor did Mr. Medina receive any guarantee fee or other fees in connection with his guaranteeing our indebtedness. We do not anticipate funding the $6.5 million of cash collateral.

      The $48 million credit facility and the loan to Mr. Medina have been approved by our Board of Directors.

      In July 2002, the terms of Mr. Medina’s $5.0 million non-interest bearing note were amended. As amended, the note has a maturity date of December 5, 2004 and bears interest subsequent to September 5, 2002 at the applicable federal rate. Interest is due in bi-annual installments. On a quarterly basis, we will review the collectability of this note. As of August 7, 2002, we owed Mr. Medina approximately $3.6 million including $1,375,000 of our convertible debt held by him. In addition to our right to withhold payment to

Mr. Medina if his note is in default, he has agreed that we have the right to withhold repayments of our convertible debt held by him so long as his note is outstanding.

      Our debt financing as of June 30, 2002 primarily includes the following:

•	$26.4 million in principal amount of subordinated convertible debt. Interest accrues at 13%, and is payable quarterly beginning March 31, 2001. The debt matures on December 31, 2005 and is convertible into shares of our common stock at $1.87 weighted average conversion price. We are permitted to prepay the debentures, which will entitle holders to warrants or a premium over their outstanding principal declining from 105% in 2001 at the rate of 1% per year;

•	$4.3 million in principal amount of subordinated convertible debt. Interest accrues at 13.125%, and is payable quarterly beginning December 31, 2001. The debt matures on August 30, 2004 and is convertible into shares of our common stock at a $0.66 weighted average conversion price We are permitted to prepay the debentures;

•	$48.0 million loan from a commercial bank referred to above (as of June 30, 2002 approximately $44.0 million is outstanding);

•	$4.0 million under various capital lease arrangements, with various terms, secured by equipment;

•	$1.3 million under a loan from a commercial bank secured by certain assets and personal guarantees of a director and certain of our shareholders. The note was modified and extended in August 2002. Under the agreement terms, the maturity date has been extended to December 2002 and interest payments will be made monthly with remaining interest and principal due at maturity. In conjunction with the modification and extension of this note payable, we issued 400,000 shares of common stock valued at $180,000, to a shareholder, a former guarantor of the note.

•	$5.3 million of short term financing borrowed from related parties, including certain directors, shareholders and members of our executive management team; and

•	$2.8 million of other short-term debt.

      Subsequent to June 30, 2002, we paid approximately $1,000,000 in interest that was due on our subordinated convertible debt on June 30, 2002.

Guarantees and Commitments

      In addition to our operating commitments, we have made certain guarantees. The Technology Center of the Americas, LLC, (“TECOTA”) where the NAP of the Americas is located, obtained $48.0 million of equity and $61.0 million of construction financing to fund the construction of TECOTA during November 2000. During September 2001, our guaranty of the construction financing was reduced from approximately $60.6 million to $9.5 million. As of June 30, 2002, TECOTA had accounts payable and accrued expenses of $1.2 million and debt of $34.5 million. We do not expect to fund any amounts under our guarantee.

      We lease space for our operations, office equipment and furniture under non-cancelable operating leases. Some equipment is also leased under a capital lease, which are included in leasehold improvements, furniture and equipment. The following represents the minimum future operating and capital lease payments for these commitments, as well as the combined aggregate maturities for the following obligations for each of the twelve months ended June 30, are as follows:

	Capital lease	Operating	Notes	Convertible
	obligations	leases	payable(1)	debt	Total

2003	$2,001,704	$4,546,804	$8,128,689	—	$14,677197
2004	1,219,250	4,654,865	44,022,553	—	49,896,668
2005	739,822	4,657,609	48,000	4,250,000	9,695,431
2006	—	4,459,861	48,000	26,405,000	30,912,861
2007	—	4,715,378	27,409	—	4,742,787
Thereafter	—	84,367,501	—	—	84,367,501

	$3,960,776	$107,402,019	$52,274,651	$30,655,000	$194,292,446

(1)	Included in the 2004 notes payable is $44.0 million credit facility with a bank. Although this facility matures during September 2003, we have the option to exercise two six-month extension periods each at a cost of 0.5% of the principal balance outstanding and a principal repayment of $2.5 million. During each extension period, a $250,000 monthly principal repayment plus interest is due.

New Accounting Pronouncements

      As of April 1, 2002, we adopted Statement of Financial Accounting Standards No. 141 (FASB 141), Business Combinations, and Statement of Financial Accounting Standards No. 142 (FASB 142), Goodwill and Other Intangible Assets. FASB 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FASB 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.

      As of April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (FASB 144), Accounting for the Impairment or Disposal of Long-Lived Assets. FASB 144 supercedes FASB 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business. FASB 144 retains the requirements of FASB 121 for recognition and measurement of an impairment loss on long-lived assets, and establishes a single accounting model for all long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The adoption of FASB 143 and 144 has had no impact on our June 30, 2002 financial results.

      In April 2002, the Financial Accounting Standards Board (FASB) approved SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. In addition to rescinding SFAS 4, 44, and 64 and amending SFAS 13, SFAS 145 establishes a financial reporting standard for classification of extinguishment of debt in the financial statements in accordance with APB 30. SFAS 145 will be effective for our fiscal year ended March 31, 2004. Management does not expect the adoption of SFAS 145 to have a material effect on our financial position or results of our operations.

      In June 2002, the FASB approved SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 will be effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. Management does not expect the adoption of SFAS 146 to have a material effect on our financial position or results of our operations.

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

      Our consolidated financial statements as of fiscal year-end March 31, 2002 have been prepared on the assumption that we will continue as a going concern,which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our independent auditors have issued a report dated July 12, 2002 stating that our recurring operating losses, negative cash flows, and liquidity deficit, combined with our current lack of credit facilities, raise substantial doubt as to our ability to continue as a going concern. Investors in our securities should review carefully our financial statements and the report of our independent accountants thereon. Our ability to continue as a going concern is dependent on several factors, including our ability to raise additional debt and capital. There can be no assurance that any financing will be available through bank borrowings, debt or equity issuances, vendor lines of credit, or otherwise, on acceptable terms or at all. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution both in terms of their percentage interest in the Company and the net book value per share of common stock. While we are actively seeking strategic solutions to our funding issues, there can be no assurance that we will be able to continue as a going concern.

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

      If our shares are delisted from the American Stock Exchange, we may apply to have our shares quoted on Nasdaq’s Bulletin Board or in the “pink sheets‘ maintained by the National Quotation Bureau, Inc. The Bulletin Board and the “pink sheets” are generally considered to be less efficient markets than the American Stock Exchange on which the shares are currently traded. In addition, if our shares are no longer listed on the American Stock Exchange or another national securities exchange in the United States, our shares may be subject to the “penny stock” regulations. If our shares are delisted from the American Stock Exchange, our stockholders could find it difficult to sell our stock and the price of our stock could be adversely affected.

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

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

PART II. OTHER INFORMATION

ITEM 4.	Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of our stockholders during the quarter ended June 30, 2002.

ITEM 5.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) 1 and 2. The financial statements listed in the accompanying Table of Contents to Consolidated Financial Statements and Financial Statement Schedule on page F-1 herein are filed as part of this report.

      3. The exhibits listed in the Exhibit Index are filed with or incorporated by reference as part of this report.

      (b) No reports were filed on Form 8-K during the first quarter of the fiscal year ended March 31, 2003.

      (c) The following exhibits, which are furnished with this Annual Report or incorporated herein by reference, are filed as part of this Annual Report.

Exhibit
Number	Exhibit Description

2.1	Agreement for Sale of Assets by and between ITV Communications, Inc. and Netmatics, Inc., dated January 11, 1996, and Promissory Note and Security Agreement dated January 16, 1996(1)
2.2	Agreement of Merger between AVIC Group International, Inc., a Colorado corporation, with and into AVIC Group International, Inc., a Delaware corporation dated July 10, 1996(2)
2.3	Agreement and Plan of Merger by and between Terremark Holdings, Inc. and AmTec, Inc., dated as of November 24, 1999, as amended by that certain Amendment to Agreement and Plan of Merger, dated as of February 11, 2000(3)
2.4	Letter agreement dated January 12, 2001 among MP Telecom, LLC, Terremark Worldwide, Inc., Clifford J. Preminger, Thomas M. Mulroy and Manuel Medina(4)
3.1	Certificate of Merger of Terremark Holdings, Inc. with and into AmTec, Inc.(5)
3.2	Restated Certificate of Incorporation of the Company(5)
3.3	Restated Bylaws of the Company (5)
3.4	Certificate of Designations of Preferences of Series G Convertible Preferred Stock of the Company(5)
3.5	Certificate of Designations of Preferences of Series H Convertible Preferred Stock of the Company(6)
4.2	Specimen Stock Certificate(1)
4.3	Form of 13% Subordinated Convertible Debenture, due December 31, 2005(7)
4.4	Form of Warrant for the Purchase of Shares of Common Stock(8)
4.5	Form of 13.125% Subordinated Convertible Debenture, due August 30, 2004(15)
10.1	1995 Stock Option Plan(9)
10.2	1996 Stock Option Plan(9)
10.3	Real Property Lease between Lexreal Associates and the Company dated May 8, 1995(9)
10.4	Form of Indemnification Agreement for directors and officers of the Company(2)
10.5	Employment Agreement with Joseph R. Wright(10)
10.6	Employment Agreement with Manuel Medina(11)
10.7	Amendment to Employment Agreement with Manuel Medina(12)
10.8	Employment Agreement with Brian Goodkind(13)

Exhibit
Number	Exhibit Description

10.9	Amended and Restated Credit Agreement between the Company and Ocean Bank, dated September 5, 2001(14)
10.10	$5 million Promissory Note from Manuel D. Medina to the Company dated September 5, 2001 (15)
10.11	Share Purchase Agreement between the Company and NAP de Las Americas — Madrid, S. A. dated July 13, 2002 (15)
10.12	Form of Promissory by Company to Officers or Directors (15)
10.13	Employment Agreement with José A. Segrera (15)
10.14	Employment Agreement with José E. González (15)
10.15	Modification of Note and other Loan Documents between the Company and Ocean Bank, dated August 7, 2002*
10.16	Amendment to Promissory Note from Manuel D. Medina to the Company, dated July 10, 2002*
21	Subsidiaries of the Company (15)
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

(1)	Previously filed as part of the Company’s Current Report on Form 8-K dated March 6, 1997.
(2)	Previously filed as part of the Company’s Definitive Proxy Statement filed on April 18, 1996.
(3)	Previously filed as part of the Company’s Definitive Proxy Statement filed on March 24, 2000.
(4)	Previously filed as part of the Company’s Current Report on Form 8-K dated February 28, 2001.
(5)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3 filed May 15, 2000.
(6)	Previously filed as exhibit 3.5 to the Company’s Annual Report on Form 10-K filed on July 16, 2001.
(7)	Previously filed as exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2001.
(8)	Previously filed as exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2001.
(9)	Previously filed as part of the Company’s Transition Report on Form 10-KSB for the transition period from October 1, 1994 to March 31, 1995.

(10)	Previously filed as exhibit 10.6 to the Company’s Annual Report on Form 10-KSB filed June 29, 2000.
(11)	Previously filed as exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on July 16, 2001.
(12)	Previously filed as exhibit 10.1 to the Company’s Quarterly report on Form 10-Q filed on November 14, 2001.
(13)	Previously filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2000.
(14)	Previously filed as exhibit 10.2 to the Company’s Quarterly report on Form 10-Q filed on November 14, 2001.
(15)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on July 15, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August 2002.

TERREMARK WORLDWIDE, INC.

By: /s/ MANUEL D. MEDINA Manuel D. Medina, Chairman of the Board, President and Chief Executive Officer

By: /s/ JOSÉ A. SEGRERA José A. Segrera, Chief Financial Officer