Form 10-Q
period 2002-09-30
TERREMARK WORLDWIDE INC
filed 2002-11-14
CIK 912890

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-22520

TERREMARK WORLDWIDE, INC (Exact Name of Registrant as Specified in Its Charter)

Delaware	52-1981922

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2601 S. Bayshore Drive, Miami, Florida 33133

(Address of Principal Executive Offices, Including Zip Code)

Registrant’s telephone number, including area code: (305) 856-3200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]       No [   ]

     The registrant had 232,631,074 shares of common stock, $0.001 par value, outstanding as of November 11, 2002.

i

Terremark Worldwide, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2002	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$848,594	$283,078
Restricted cash	768,905	757,573
Accounts receivable, net of allowance for doubtful accounts of $249,687 and $234,767 respectively	1,443,889	1,621,978
Contracts receivable	382,206	1,362,836

Total current assets	3,443,594	4,025,465
Investment in unconsolidated entities	688,296	489,855
Property and equipment, net	58,423,997	61,088,987
Other assets	2,036,624	2,199,454
Identifiable intangible assets and goodwill	13,220,170	13,220,170

Total Assets	$77,812,681	$81,023,931

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of notes payable (includes $4,600,000 and $4,250,000 due to related parties)	$50,578,180	$50,752,209
Construction payables — property and equipment	21,715,884	26,250,729
Trade payables and other liabilities	11,071,339	10,240,698
Current portion of capital lease obligations	1,972,052	2,079,294
Interest payable	2,450,740	2,347,742
Net liabilities of discontinued operations	1,246,731	1,394,010
Convertible debt (includes $4,450,000 due to related parties)	30,655,000	0

Total current liabilities	119,689,926	93,064,682
Convertible debt (includes $4,450,000 due to related parties)	0	30,655,000
Notes payable, less current portion (includes $-0- and $2,950,000 due to related parties)	164,567	3,128,091
Capital lease obligations, less current portion	1,729,052	2,136,076
Deferred revenue	1,006,005	815,826

Total Liabilities	122,589,550	129,799,675

Series H redeemable convertible preferred stock: $.001 par value, 294 shares authorized, issued and outstanding, respectively	500,000	500,000

Series G convertible preferred stock: $.001 par value, 20 shares authorized, issued and outstanding	1	1
Common stock: $.001 par value, 300,000,000 shares authorized; 232,631,074 and 200,882,250 shares issued, of which -0- and 1,400,000 shares are held in treasury, respectively	232,631	200,882
Paid in capital	144,620,555	125,652,119
Retained deficit	(190,487,449)	(173,096,835)
Common stock subscriptions	—	950,000
Common stock warrants	3,790,592	2,879,413
Common stock options	1,566,801	1,566,801
Less cost of shares of common stock in treasury	—	(2,428,125)
Note receivable — related party (Note 9)	(5,000,000)	(5,000,000)
Commitments and contingencies

Total Stockholders’ Deficit	(45,276,869)	(49,275,744)

Total Liabilities and Stockholders’ Deficit	$77,812,681	$81,023,931

The accompanying notes are an integral part of these consolidated financial statements.

Terremark Worldwide, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	For the six months		For the three months
	ended September 30,		ended September 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Revenues
Data center	$4,483,409	$621,453	$2,424,280	$393,508
Data center — contract termination fee	1,090,638	—	—	—
Development, commission and construction fees	76,820	1,934,917	59,216	1,144,696
Management fees	117,576	818,202	35,031	405,658
Construction contracts	3,106,851	6,175,679	1,173,882	2,452,678

Operating revenues	8,875,294	9,550,251	3,692,409	4,396,540

Expenses
Data center operations	5,863,424	4,049,144	2,768,744	3,167,068
Start-up costs — data centers	—	3,383,127	—	—
Construction contract expenses	2,771,314	4,711,854	937,805	1,915,247
General and administrative	6,478,545	8,901,385	3,192,623	4,753,031
Sales and marketing	1,979,002	1,878,287	1,209,396	1,398,464
Depreciation and amortization	2,565,221	2,617,024	1,333,977	2,048,748
Impairment of long-lived assets	350,000	6,462,315	350,000	6,462,315

Operating expenses	20,007,506	32,003,136	9,792,545	19,744,873

Loss from operations	(11,132,212)	(22,452,885)	(6,100,136)	(15,348,333)

Other (expense) income
Interest income	52,351	79,769	23,486	32,911
Interest expense	(6,273,682)	(3,318,755)	(3,258,055)	(2,264,556)
Other (expense) income	(22,077)	400,209	(75,993)	368,188
Dividend on preferred stock	(14,994)	(11,747)	(7,497)	(7,497)
Gain on real estate held for sale	—	3,988,633	—	3,882,020

Total other (expense) income	(6,258,402)	1,138,109	(3,318,059)	2,011,066

Loss before income taxes	(17,390,614)	(21,314,776)	(9,418,195)	(13,337,267)
Income taxes	—	—	—	—

Net loss	$(17,390,614)	$(21,314,776)	$(9,418,195)	$(13,337,267)

Basic and diluted loss per common share:
Net loss	$(0.08)	$(0.11)	$(0.04)	$(0.07)

Weighted average common shares outstanding	214,895,564	200,622,179	225,154,386	200,622,179

The accompanying notes are an integral part of these consolidated financial statements.

Terremark Worldwide, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Deficit

	Stockholders' Deficit

		Common Stock
		Par Value $.001							Note
				Additional	Common	Common	Common		Receivable-
	Preferred	Issued		Paid-in	Stock	Stock	Stock	Treasury	Related	Retained
	Stock	Shares	Amount	Capital	Subscriptions	Warrants	Options	Stock	Party	Deficit

Balance at March 31, 2002	$1	200,882,250	$200,882	$125,652,119	$950,000	$2,879,413	$1,566,801	$(2,428,125)	$(5,000,000)	$(173,096,835)
Sale of common stock	—	33,148,824	33,149	21,395,161	(950,000)	—	—	—	—	-
Retirement of treasury shares	—	(1,400,000)	(1,400)	(2,426,725)	—	—	—	2,428,125	—	-
Warrants issued	—	—	—	—	—	911,179	—	—	—	-
Net loss	—	—	—	—	—	—	—	—	—	(17,390,614)

Balance at September 30, 2002 (unaudited)	$1	232,631,074	$232,631	$144,620,555	$—	$3,790,592	$1,566,801	$—	$(5,000,000)	$(190,487,449)

The accompanying notes are an integral part of these consolidated financial statements.

Terremark Worldwide, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	For the six months ended
	September 30,

	2002	2001

	(unaudited)
Cash flows from operating activities:
Net loss	$(17,390,614)	$(21,314,776)
Adjustments to reconcile net loss to net cash used in operating activities Depreciation and amortization of capital leases	2,571,829	1,137,889
Amortization of intangible assets and goodwill	—	1,479,135
Amortization of loan costs to interest expense	468,931	645,425
Amortization of prepaid compensation and other	93,168	70,401
Bad debt	8,907
Gain on sale of real estate held for sale	—	(3,988,633)
Loss on sale of property and equipment	—	252,317
Impairment of long-lived assets	350,000	6,462,315
(Increase) decrease in:
Restricted cash	(11,332)	(717,961)
Accounts receivable	169,182	355,425
Contracts receivable	980,630	3,023,824
Other assets	(64,401)	(647,668)
Increase (decrease) in:
Trade payable and other liabilities	480,641	(6,133,417)
Interest payable	341,998	1,116,971
Deferred revenue	190,179	(49,119)
Net assets/liabilities of discontinued operations	222,721	(1,413,281)

Net cash used in operating activities	(11,588,161)	(19,721,153)

Cash flows from investing activities:
Purchase of property and equipment	(810,995)	(40,805,952)
Investment in unconsolidated entities, net	(198,441)	—
Proceeds from sale of real estate held for sale	—	16,470,281
Proceeds from sale of property and equipment	—	30,000
Note receivable-related party	—	(5,000,000)

Net cash used in investing activities	(1,009,436)	(29,305,671)

Cash flows from financing activities:
Construction payables — property and equipment	(3,630,689)	7,307,810
New borrowings	2,281,220	57,449,704
Payments on loans	(1,921,941)	(26,288,112)
Convertible debt	—	10,773,951
Capital lease obligations	(514,266)	(644,501)
Exercise of stock options and warrants	1,000	40,250
Sale of common stock and warrants	16,947,789	—
Sale of preferred stock	—	500,000

Net cash provided by financing activities	13,163,113	49,139,102

Net increase in cash	565,516	112,278
Cash and cash equivalents at beginning of period	283,078	5,574,687

Cash and cash equivalents at end of period	$848,594	$5,686,965

Supplemental Disclosure:
Interest paid (net of amount capitalized)	$5,668,586	$2,282,103
Taxes paid		—
Non-cash portion of assets acquired under capital leases	—	4,293,762

The accompanying notes are an integral part of these consolidated financial statements.

Terremark Worldwide, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosure:

During the six months ended September 30, 2002, the Company in addition to cash payment, issued 800,000 warrants valued at $301,700 to third parties.

During the six months ended September 30, 2002, $3,350,000 in notes payable, $370,000 in liabilities of discontinued operations and $239,000 in accrued interest were converted to equity and reclassified to common stock and paid in capital.

During the six months ended September 30, 2002, the Company reclassified $950,000 in common stock subscriptions to common stock and paid in capital.

During the six months ended September 30, 2002, the Company retired $2,428,125 in treasury shares.

During the six months ended September 30, 2002, the Company reduced leasehold improvements and construction payables by $904,156 as a result of final agreement reached with a vendor.

During the six months ended September 30, 2002, $180,000 in common stock was issued primarily for satisfaction of a note payable.

During the six months ended September 30, 2002, 100,000 warrants valued at $60,000 were issued and subsequently converted to 100,000 shares of common stock for $61,000 through the conversion plus receipt of $1,000 in cash.

The accompanying notes are an integral part of these consolidated financial statements.

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2002

1.     Business and Organization

Terremark Worldwide, Inc. (together with its subsidiaries, the “Company”) is a multinational corporation that provides Internet infrastructure and managed services. It is the owner and operator of the NAP of the Americas, the fifth Tier-1 Network Access Point (“NAP”) in the world. The NAP of the Americas located in Miami, Florida, was fully placed in service on July 1, 2001. The Company’s strategy is to leverage its experience as the owner and operator of the NAP of the Americas by developing and operating TerreNAPSM Data Centers in Latin America and Europe. TerreNAPSM Data Centers provide exchange point, collocation and managed services to carriers, Internet service providers, other Internet companies and enterprises.

2.     Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Through September 30, 2003, $89.1 million of the Company’s liabilities, including notes, construction and other trade payables are or will come due. Additionally $30.7 million of Convertible Subordinated Debentures have been classified as a current liability. The Company had a net working capital deficit of approximately $116.2 million and stockholder’s deficit of approximately $45.3 million at September 30, 2002 and incurred a net loss of approximately $17.4 million for the six months then ended.

Management expects the Company will need an infusion of cash to fund business operations during this fiscal year ending March 31, 2003. The Company’s liquidity needs are primarily related to repayment of construction payables and debt and to support operations. The Company has developed a plan to continue operating through the year ended March 31, 2003. Actual funding requirements are dependent upon management’s ability to meet its expectations and will be significantly impacted if some or all of the following assumptions, which underly the expectations are not met:

•	restructuring of approximately $21.6 million of construction payables into long term payables or equity or a combination thereof;

•	signing and installation of additional customer contracts at NAP of the Americas; and

•	no funding under any of the Company’s guarantees.

On November 8, 2002, CRG, LLC entered into an agreement with Cupertino Electric, Inc. to purchase $18.5 million of the Company’s debt and all associated rights held by Cupertino. This amount represents the entire construction payable that the Company owes to Cupertino. On November 11, 2002, the Company entered into an agreement with CRG that provides the Company the option, upon the closing of the purchase of the debt by CRG from Cupertino, to repay the entire debt at a discount by either issuing shares of the Company’s common stock valued at $0.75 per share or making a cash payment. The Company’s option must be exercised simultaneously with the closing of CRG’s purchase of the debt from Cupertino. If the purchase by CRG of the debt from Cupertino closes on or before November 22, 2002, the Company may choose to pay $9.5 million in cash or issue 24,666,667 shares. If the purchase by CRG of the debt from Cupertino closes after November 22, 2002 and on or before December 15, 2002, the Company may choose to pay $11.0 million in cash or issue 24,666,667 shares.

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2002

The Company’s debt to Cupertino is in default as it matured on October 31, 2002 and it has not yet been repaid. As part of the agreement between CRG and Cupertino, Cupertino has agreed not to enforce any of its rights against the Company, but in order to preserve its rights, on November 8, 2002 Cupertino filed an action to enforce the rights it had acquired by virtue of a construction lien. Nevertheless, the standstill will be in effect until the closing of the purchase of the debt by CRG and upon the closing of the purchase of the Company’s debt to Cupertino by CRG the action filed by Cupertino will be dismissed and the default under the debt cured. If the purchase of the debt by CRG does not occur on or before December 15, 2002 the standstill and the agreement between CRG and Cupertino will expire, and the Company will continue to owe the $18.5 million to Cupertino.

On November 1, 2002 and November 5, 2002, approximately $2.8 million and $1.0 million of the Company’s debt owed to Kinetics came due. As a result of not having repaid these amounts, Kinetics may declare a default under the debt agreement. As of November 14, 2002 no default has been declared and the Company is currently negotiating to reach a settlement with Kinetics.

The Company’s indebtedness with Ocean Bank of $44.0 million contains a cross-default provision linked to a default under the debt agreements with Cupertino and Kinetics. The current default under the debt with Cupertino would allow Ocean Bank to call a default under the credit agreement. However, the Company has obtained a letter from Ocean Bank waiving any default under the credit agreement with them resulting from a default under the Company’s indebtedness to Cupertino or Kinetics. This waiver from Ocean Bank is effective until December 31, 2002.

The Company has not paid approximately $918,000 of accrued interest due September 30, 2002 on the convertible debentures. As a result, $30.7 million of such convertible debentures are in default and classified as a current liability in the Company’s September 30, 2002 balance sheet. As of November 14, 2002 no holder of the debentures requested an acceleration of payment. The Company has made an offer to all of the holders of the convertible debentures to convert their debentures, including accrued interest as of September 30, 2002, into the Company’s common shares at the lower of their current conversion price or a conversion price of $0.75. Approximately $26.4 million of the convertible debentures have stated conversion prices in excess of $0.75 per share. The Company has not paid approximately $28,000 due under its $803,000 note to a financial institution. Accordingly, this note is also in default.

The Company has identified additional potential customers and is actively marketing to them available services at the NAP of the Americas. The Company’s plan is predicated on obtaining additional customer contracts through March 31, 2003, which on an annual basis will generate revenues of approximately $15 million. The Company has also been pursuing and continues to seek sources of additional debt and equity financing. The Company’s failure to obtain adequate terms from creditors and additional debt or equity financing and meet its plan will result in liquidity problems and require the Company to curtail in whole or in part current operations. There can be no assurances that the Company’s plan will be adequately implemented in the time frame contemplated, even if such funds are obtained. Further, any additional equity financing if obtained will be dilutive to existing shareholders. The Company’s ability to obtain financing may be adversely affected by future declines in the technology sector and general economic conditions. As a result of these matters, substantial doubt exists about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2002

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

The market for Internet infrastructure services has only recently begun to develop and is evolving rapidly. The market for Internet infrastructure services is extremely competitive and subject to rapid technological change. Management believes that the Company has some competitive advantages. However, the market for Internet infrastructure services is characterized by few barriers to entry. Current and potential competitors include: providers of data center services; global, regional and local telecommunications companies and regional Bell operating companies; and information technology outsourcing firms. As the Company continues to expand operations in markets outside the United States, it will also encounter new competitors and competitive environments. The Company believes that the market for Internet infrastructure services is likely to consolidate in the near future, which could result in increased price and other competition.

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
September 30, 2002

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

3.     Summary of Significant Accounting Policies

     Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for complete annual financial statements. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair presentation of the results for the interim periods presented. Operating results for the quarter ended September 30, 2002 may not be indicative of the results that may be expected for the year ending March 31, 2003. Amounts as of March 31, 2002, included in the condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date.

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
September 30, 2002

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

As of April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (FASB 144), Accounting for the Impairment or Disposal of Long-Lived Assets. FASB 144 supercedes FASB 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business. FASB 144 retains the requirements of FASB 121 for recognition and measurement of an impairment loss on long-lived assets, and establishes a single accounting model for all long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The adoption of FASB 143 and 144 has had no impact on the Company’s September 30, 2002 financial results.

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

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2002

     Significant concentrations

Two customers accounted for approximately $628,000 and $473,000 in data center revenues for the six months ended September 30, 2002, respectively. Two customers accounted for approximately $420,000 and $240,000 in data center revenues for the three months ended September 30, 2002, respectively.

4.     Identifiable Intangible Assets and Goodwill

Identifiable intangible assets consist primarily of certain rights and contracts. In accordance with FAS 142, the Company ceased amortization of its intangible assets as of April 1, 2002 and therefore recorded no amortization for the six months ended September 30, 2002. During the six months ended September 30, 2002, intangible assets were amortized on the straight-line method over five years. Intangible assets will be tested for impairment annually. The Company does not currently believe its intangible assets are impaired. Identifiable intangible assets and goodwill at September 30, 2002 and March 31, 2002 consist of TECOTA promote interest of $904,964, NAP of the Americas intangible of $9,999,871 and Post Shell goodwill of $2,315,336, net of accumulated amortization of $4,773,029. If in subsequent periods anticipated construction contracts are not entered into, an additional impairment charge for the Post Shell goodwill may be required.

A reconciliation of net loss and loss per share to exclude amortization expense in the prior year period follows:

	For the six months ended
	September 30,

	2002	2001

Reported net loss	$17,390,614	$(21,314,776)
Add back: goodwill amortization	—	1,479,135

Adjusted net loss	$17,390,614	$(19,835,641)

Basic and diluted loss per share:
Reported net loss	$(0.08)	$(0.10)
Goodwill amortization	—	0.01

Adjusted net loss	$(0.08)	$(0.09)

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2002

5. Notes Payable

Notes payable consist of the following:

	September 30,	March 31,
	2002	2002

	(unaudited)
Note payable to a financial institution, collateralized by substantially all assets of the NAP of the Americas and a personal guaranty of the Chief Executive Officer. Interest accrues at 7.50%, payable monthly, with principal balance due September 2003. Maturity date may be extended for two six-month periods subject to certain conditions.	$43,974,553	$43,293,333
Unsecured note payable to certain directors and a shareholder of the Company and guaranteed by the Chief Executive Officer. Interest accrues at 8.25%, with principal installments of $150,000 and interest due quarterly commencing March 31, 2002 and maturing on June 23, 2003.	—	3,500,000
Unsecured note payable to a corporation controlled by a shareholder, interest accrues at 15%. Principal and interest due in January 2003.	1,600,000	1,600,000
Note payable to the Chief Executive Officer. Interest accrues at 10%. Principal and interest due December 2002.	1,000,000	—
Note payable to a financial institution, collateralized by certain assets of a director and certain shareholders of the Company. Interest accrues at 1% over prime, with principal and interest payments due monthly and remaining amount due December 2002.	803,168	1,375,000
Unsecured notes payable to certain executives and directors of the Company and third party corporations, interest accrues at 13%. Principal and interest due December 31, 2002 ($1,850,000 due to related parties).	1,850,000	2,100,000
Unsecured note payable to a corporation controlled by a shareholder, interest accrues at 15%. Principal and interest due December 2002.	1,000,000	1,000,000
Unsecured note payable to the Chief Executive Officer. Interest accrues at 7.5%, payable monthly, with principal installments of $50,000 due on a quarterly basis commencing on June 26, 2002, and maturing on June 26, 2003.	150,000	250,000

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2002

	September 30,	March 31,
	2002	2002

	(unaudited)
Unsecured note payable to a corporation in seventy-five monthly installments of principal and interest beginning January 1, 1999. Interest accrues at 9.5%.	212,567	226,092
Unsecured notes payable to individuals, interest accrues at 8%, with interest due monthly. Matured and currently due.	88,682	138,442
Unsecured notes payable to corporations. Interest ranges from 10% -15%. Principal and interest generally due in monthly installments.	63,777	397,433

	50,742,747	53,880,300
Less current portion of notes payable	50,578,180	50,752,209

Notes payable, less current portion	$164,567	$3,128,091

See Note 2 for debt currently in default.

In May 2002, the Company obtained a $1.5 million loan at 10% interest from its Chief Executive Officer. During September 2002 the Company repaid $500,000 plus accrued interest of $48,493 on this note.

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
September 30, 2002

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

On September 5, 2001 and in consideration of Mr. Medina’s agreeing to repay his indebtedness to the bank earlier than otherwise required, pledging the certificate of deposit to the bank and personally guaranteeing the $48 million credit facility and approximately $21 million of construction payables, the Company entered into an amended and restated employment agreement with him. Under the terms of the amended and restated employment agreement, the Company will indemnify Mr. Medina from any personal liability related to his guarantees of the Company’s debt, use commercially reasonable efforts to relieve Mr. Medina of all his guarantees of the Company’s debt, provide up to $6.5 million of cash collateral to the bank should Mr. Medina be unable to repay the personal loans when due and provide a non interest-bearing $5.0 million loan to Mr. Medina for as long as his guarantees of the Company’s debt exist. If the loan to Mr. Medina becomes in default, the Company has a right of offset against all amounts payable by the Company to Mr. Medina, the aggregate of which is approximately $3.0 million as of September 30, 2002. The note receivable from Mr. Medina is shown as an adjustment to equity. The $48 million credit facility and the note receivable from Mr. Medina have been approved by the Board of Directors.

In July 2002, the Company and Mr. Medina modified the terms of his $5.0 million non-interest bearing note payable to the Company. As amended, the note has a maturity date of December 5, 2004 and bears interest subsequent to September 5, 2002 at 2%, the applicable federal rate. Interest is due in bi-annual installments. On a quarterly basis, the Company will review the collectibility of this note. As of November 14, the Company owed Mr. Medina approximately $3.0 million. The Company has the right to withhold payment to Mr. Medina of $1,375,000 in amounts owed.

The terms of the Company’s note payable to a financial institution with an $803,168 balance at September 30, 2002 was modified and extended in August 2002. Under the terms of the modified note, the maturity date has been extended to December 2002 and principal and interest payments will be made monthly with remaining amount due at maturity. The note to the financial institution was personally guaranteed by a former officer of a company which the Company acquired during 2000. In connection with that acquisition, the Company agreed to obtain the release of the former officer's personal guarantee and collateral. The Company, the financial institution and the former officer entered into an agreement pursuant to which the former officer's personal guarantee of the note was released. As part of the transaction, $146,832 which had been pledged to the financial institution by the former officer was applied to the loan balance. In addition, the Company paid the former officer $25,000, forgave $25,000 of a loan to the former officer and issued 400,000 shares of the Company's common stock to the former officer. In addition, a $10,000 obligation of the former officer to the Company was modified to provide that any proceeds received by the former officer from the sale of the 400,000 shares shall be applied to the obligation and such obligation shall be repaid no later than August 2003. The Company has agreed to register the shares under the Securities Act. The Company has not paid $29,000 in principal and interest due October 31, 2002 related to this note payable. As a result of not having paid this amount, the financial institution may declare a default under the note.

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2002

6.     Construction Payables – Property and Equipment

Construction payables include approximately $21.6 million of amounts due to two vendors under promissory notes maturing from October 2002 through November 2002 and bearing interest at annual rates ranging from 8.5 to 10 percent (see Note 2). Approximately $18 million of the amounts due under the promissory notes are guaranteed by Mr. Medina. These amounts relate to construction of the NAP of the Americas and the Company’s colocation facility in Santa Clara, California.

7.     Convertible Debt

The Company has outstanding approximately $26.4 million and $4.3 million of 13% and 13.125% subordinated convertible debt as of September 30, 2002. The 13% debt matures on December 31, 2005 and the 13.125% debt matures on August 30, 2004. The debt is convertible into the Company’s stock at a weighted average conversion price of $1.87 and $0.66 for the convertible debt issued at 13% and 13.125%, respectively. Prepayment by the Company is permitted under both debt instruments, but will entitle holders of the 13% subordinated debentures to warrants or a premium over their outstanding principal and interest based upon the following schedule:

Year	Redemption Price
2002	104%
2003	103%
2004	102%
2005	100%

The Company has not paid the accrued interest due on September 30, 2002, of approximately $918,000 (see Note 2).

8.     Changes to Stockholders’ Equity

During the six months ended September 30, 2002, the Company entered into the following equity transactions:

     Common stock

In April 2002, the Company received a binding commitment from two directors and some of the Company’s shareholders for the purchase of $7.5 million of common stock at $0.75 per share. In May 2002, the transaction was completed by receiving $3.6 million in cash and the conversion of $3.9 million in short term promissory notes to equity.

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2002

In April 2002, the Company entered into a Put and Warrant purchase agreement with TD Global Finance (“TDGF”). On July 19, 2002, the Company exercised its right to sell TDGF 17,648,824 common shares for $0.58 per share for a total of $10.2 million. In conjunction with the sale, the Company issued three call warrants, each granting TDGF the right to purchase 1,176,588 shares of the Company’s common stock. The warrants expire on January 16, 2003 and may be exercised in any order at $0.57, $0.67 and $0.77 per share, respectively. During August 2002, the Company received the $10.2 million in related cash. The Company used these proceeds and will use the proceeds from any exercise of the warrants for general corporate purposes.

In June 2002, the NAP de las Americas – Madrid purchased 5 million shares of the Company’s common stock at $1.00 per share. As a result of the sale of common shares to TDGF in July 2002 the Company is obligated to issue an additional 3.6 million shares to NAP de las Americas-Madrid S.A. As of November 14, 2002 these shares have not yet been issued.

In August 2002, the Company issued 100,000 warrants valued at $60,000 which were subsequently converted to 100,000 shares of common stock for $61,000 through the conversion plus receipt of $1,000 in cash.

     Common stock warrants

On April 1, 2002, the Company issued warrants to purchase 600,000 shares of common stock to a third party for services. The exercise price of the warrants is $0.40 per share with a $220,800 estimated value. The warrants were immediately exercisable and have a five year life.

In July 2002, the Company issued warrants to purchase 100,000 shares of common stock to a third party for services. The exercise price of the warrants is $0.54 per share with a $20,900 estimated value. The warrants were immediately exercisable and have a one year life.

In August 2002, in conjunction with the exercise of the Put and Warrant purchase agreement, the Company issued warrants to purchase 1,176,588 shares of common stock to an international financial institution. The exercise price of the warrants is $0.57, $0.67 and $0.77 per share, respectively, with a $669,479 estimated value. The warrants expire January 16, 2003 and may be exercised in any order.

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2002

9.     Related Party Transactions

Due to the nature of the following relationships, the terms of the respective agreements might not be the same as those that would result from transactions among wholly unrelated parties. All significant related party transactions require approval by the Company’s Board of Directors.

In October 2002, the Company made interest payments of approximately $162,000 related to notes payable to shareholders and directors.

In June 2002, the Company acquired for $250,000, 10% of the equity in the NAP de las Americas-Madrid S.A. During the six months ended September 30, 2002, the Company recognized approximately $268,000 in revenues from NAP de las Americas-Madrid S.A.

Included in the September 30, 2002 and March 31, 2002 balance sheet are amounts due from related parties including $5.0 million note receivable (Note 5), approximately $4.6 million and $7.2 million in notes payable (Note 5) and approximately $4.5 million in convertible debt (Note 7).

Included in accounts receivable is a non-trade receivable of approximately $210,000 due from a related party. There is also a corresponding payable of approximately $59,000 to the same related party.

10.      Information about the Company’s Operating Segments

As of September 30, 2002 and March 31, 2002, the Company had two reportable business segments, data center operations and real estate services. The data center operations segment provides Tier 1 NAP, Internet infrastructure and managed services in a data center environment. The real estate services segment constructs, develops and manages real estate projects primarily related to Telecom space. The Company’s reportable segments are strategic business operations that offer different products and services.

During the six months ended September 30, 2001, the Company had an additional segment, telecom facilities management, which developed, managed and leased facilities catering primarily to the telecommunications industry. In conjunction with the Company’s change in its strategy related to its colocation facility in Santa Clara, California, the Company no longer considers the remaining operations to be separate from its other two segments. Therefore, amounts unrelated to the colocation facility have been reclassified in the prior period presentations to their respective September 30, 2002 segments.

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

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2002

The following presents information about reportable segments.

		Telecom
For the six months	Data center	facilities	Real estate
ended September 30,	operations	management	services	Total

2002

Revenue	$5,574,047	$—	$3,301,247	$8,875,294
(Loss) income from operations	(11,178,580)	—	46,368	(11,132,212)
Net (loss) income	(17,446,727)	—	56,113	(17,390,614)
2001

Revenue	$621,453	—	$8,928,798	$9,550,251
(Loss) income from operations	(12,827,506)	(8,055,909)	(1,569,470)	(22,452,885)
Net (loss) income	(14,562,194)	(8,425,443)	1,672,861	(21,314,776)
Assets, as of

September 30, 2002	$71,250,458	$—	$6,562,223	$77,812,681
March 31, 2002	69,644,606	—	11,379,325	81,023,931

11.     Subsequent Events

On October 24, 2002, the Company received a $3.0 million unsecured 90-day loan at 10% interest.

On October 15, 2002, one of the Company’s subsidiaries entered into a joint venture agreement to develop and operate a HIPPA compliant network access point at the NAP of the Americas in Miami, Florida. The Company’s subsidiary currently owns 10% of the outstanding membership interests of MedNAP L.L.C., the joint venture company. The Company acquired the 10% interest through a $1.0 million promissory note. The Company has the option to acquire 80% of the joint venture. Payments are due in equal installments of $55,555.55 together with accrued interest monthly commencing on November 1, 2002. As of November 14, 2002, the Company has not made the first payment. The Company has a 30 day period after the payment due date to make the payment. The joint venture company has entered into a services agreement with the NAP of the Americas.

On October 30, 2002, the Company entered into an agreement with an individual to assist in raising additional capital for the Company. The Company paid the individual $180,000 and agreed to issue warrants to purchase 1.2 million shares at $0.75 per share as an advance against the commission for future capital raised.

* * * * *

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

     This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are indicated by words or phrases such as “anticipate,” “projects,” “management believes,” “Terremark believes,” “intends,” “expects,” and similar words or phrases. Such forward-looking statements are subject to certain risks, uncertainties or assumptions and may be affected by certain other factors. These factors are set forth below.

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

     We own and operate the fifth Tier-1 NAP, which is known as the NAP of the Americas, and is located in Miami, Florida. While the NAP of the Americas also offers peering services, it is the only one of the five Tier-1 NAPs that enables customers to “colocate” equipment next to each other, and provides customers with other managed services. Using the airport analogy again, at the NAP of the Americas Internet traffic is exchanged, redirected to different destinations, and several managed services are provided, similar to what happens in air terminals with the provision of fuel, maintenance, spare parts, food, etc. This activity among the multiple participants at the NAP of the Americas creates a critical mass of customers and makes up a real and virtual market in which everyone can buy from and sell to each other and in which, in a unique manner, buyers and sellers share the same facilities and services.

     During the past year, the telecommunications and Internet infrastructure industry has come under economic and commercial pressure to restructure and reduce costs. While this uncertain environment has presented us with certain challenges that are more fully set forth below, it is important to highlight some of the positive effects that the current industry situation has had on the growth of the NAP of the Americas. For example, as many telecom and Internet companies have been forced to reduce their overhead, the market of talented employees available to us has increased while those same companies also are tending to outsource more of their internal technology needs. As a result, we have been able to build a very robust Network Services Team, thereby reducing our reliance on third party vendors and consultants. These employees form the outsourcing core of a proprietary knowledge base that is enhanced by daily interactions with our customers providing us with insights into our customer issues so that we can present them with targeted, value added solutions.

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

     The NAP of the Americas provides the following value proposition to its customers:

•	Carrier-neutrality: Tier-1 telecommunications carriers are willing to colocate their equipment within our facility because they know that we will not give preference to any individual or group of customers.

•	Connectivity: The NAP’s connectivity allows our customers to access the NAP through almost any provider they choose, because virtually all significant network providers are present at the NAP.

•	“Zero-Mile” Access: Because the NAP provides carrier-grade colocation space directly adjacent to the peering point, there is minimal distance between the peering point and customers’ equipment, which reduces points of failure and cost and increases efficiency.

•	The NAP’s Service Level Agreements: The NAP guarantees 100% power availability and environmental stability at a level of reliability unmatched by other facilities.

•	Lower Costs And Increased Efficiency: The combination of these attributes helps our customers reduce their total costs of providing services to their customers by eliminating local loop charges to connect their facility to the peering point, backhaul charges to and from connecting points, and the cost of redundancy to mitigate risks associated with increased points of failure along these routes.

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

     In June 2002, we entered into an exclusive agreement with the Comunidad Autonoma de Madrid to develop and operate carrier-neutral network access points in Spain. As part of that agreement the parties formed NAP de las Americas — Madrid S.A. to own and operate carrier-neutral NAPs in Spain, modeled after the NAP of the Americas. The shareholders in this new company are the Instituto Madrileno de Desarrollo — IMADE, the Camara Oficial de Comercio e Industria de Madrid, Red Electrica

Telecomunicaciones, S.A., Telvent Desarrollos S.A., a subsidiary of Abengoa S.A., and Centro de Transportes de Coslada, S.A. At the time the NAP de las Americas — Madrid S.A. was formed we owned 1% of its equity, which we subsequently increased to 10%. We also have the option to purchase up to another 30% of the shares owned by the Comunidad and the Camara at cost, plus LIBOR. We will provide the technical and operational know-how for the development of an interim NAP which became operational in July 2002. Based on our expertise in designing, engineering, constructing and operating Tier-1 carrier-neutral NAPs, we will work with NAP de Las Americas — Madrid S.A. to select a permanent site, design the Madrid NAP and operate the business going forward. During the six months ended September 30, 2002, we recognized approximately $268,000 in revenues from the NAP de Las Americas - Madrid S.A.

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

    Our Model

     To implement our strategy and meet our current obligations we will need additional capital as more fully discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” In an effort to limit the additional capital required, our business model for expansion is best compared to that of a management company model in the hospitality industry. The model contemplates that a local in-country partner would own and fund the development and build-out of the location (the real estate company) where the TerreNAP Data Center will be located. The facility will ideally be a ground-up development built to the exacting specifications required for a top level NAP (as is the case in Miami), but it may be located in an existing building that is retrofitted to conform to those specifications. We intend to control the operations of the NAP and be the primary tenant in our partners’ building sharing revenue via a long-term lease or management contract.

    Customers

     As of October 30, 2002, we have signed customer contracts that represent approximately $13.2 million of annualized recurring revenue with an average term of five years. This committed annual recurring amount typically includes revenue from colocation, exchange point and power services. However, it excludes revenue from managed services, which we expect will continue to increase as a percentage of total revenue. Latin American Nautilus USA Inc. and Progress Telecom accounted for more than 10% each of Data Center revenues for the quarter ended September 30, 2002 and the six months ended September 30, 2002.

Results of Operations

  Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

     Revenue. Total revenue decreased $0.7 million to $3.7 million for the three months ended September 30, 2002.

     Data center revenue increased $2.0 million from $0.4 million for the three months ended September 30, 2001 to $2.4 million for three months ended September 30, 2002. The increase was attributable to increased sales of our exchange point, colocation and managed services offered at the NAP, driven by the increase in our customer base and new managed services. The data center revenue in the comparable period for the prior year was derived from sales of our exchange point and colocation services offered at the NAP.

     Development, commission and construction fees decreased approximately $1.1 million, or 94.6%, from $1.1 million for the three months ended September 30, 2001 to approximately $59,000 for the three months ended September 30, 2002. This decrease is a result of our exiting of the real estate industry and reducing our telecom facilities management operations.

     Management fees earned decreased approximately $371,000, or 91.4%, from $406,000 for the three months ended September 30, 2001 to approximately $35,000 for the three months ended September 30, 2002. The decrease is a result of our exiting the management of commercial and residential properties. As of September 30, 2002, the only facility we manage is the property where the NAP of the Americas is located.

     Construction contract revenue decreased $1.3 million, or 52.0%, from $2.5 million for the three months ended September 30, 2001 to $1.2 million for the three months ended September 30, 2002. The decrease is attributable to the reduction in the number of construction contracts in fiscal year 2003 as compared to fiscal year 2002. As of September 30, 2002, we had one construction contract in process as compared to September 30, 2001 when we had four construction contracts in process.

     Data Center Operations Expenses. Data center operations expenses decreased $0.4 million, or 12.5%, from $3.2 million for the three months ended September 30, 2001 to $2.8 million for the three months ended September 30, 2002. The decrease was attributable to a reduction in rent expense on the NAP facility. During the comparable period in fiscal year 2002 we incurred rent expense for both the NAP and Interim NAP locations. During the comparable period in fiscal year 2003 we only incurred rent expense for the NAP location. This decrease was partially offset by increases in operations personnel, electricity and chilled water costs which have increased as more customers utilize the NAP of the Americas. With the exception of electricity and chilled water, the majority of these expenses are fixed in nature. We expect that our costs of electricity and chilled water costs will increase in the future as more customers utilize the NAP of the Americas.

     Construction Contract Expenses. Construction contract expenses decreased $1.0 million, or 52.6%, from $1.9 million for the three months ended September 30, 2001 to $0.9 million for the three months ended September 30, 2002. The decrease is attributable to the reduction in the number of construction contracts in fiscal year 2003 as compared to fiscal year 2002. As of September 30, 2002, we had one construction contract in process as compared to September 30, 2001, when we had four construction contracts in process. We do not currently anticipate any losses on this contract.

     General and Administrative Expenses. General and administrative expenses decreased by $1.6 million, or 33.3%, from $4.8 million for the three months ended September 30, 2001 to $3.2 million for the three months ended September 30, 2002. This decrease is attributable to the decrease in administrative personnel and corporate infrastructure related to non-core assets.

     Sales and Marketing Expenses. Sales and marketing expenses decreased $0.2 million, or 14.3%, from $1.4 million for the three months ended September 30, 2001 to $1.2 for the three months ended September 30, 2002. The decrease is principally due to the decrease of sales personnel.

     Depreciation and Amortization Expense. Depreciation and amortization expense decreased $0.7 million, or 34.9%, from $2.0 million for the three months ended September 30, 2001 to $1.3 million for the three months ended September 30, 2002. The decrease resulted primarily from the cessation of amortization related to intangible assets in accordance with current generally accepted accounting principles.

     Impairment of Long-Lived Assets. During the three months ended September 30, 2001, in accordance with SFAS No. 121, we evaluated the carrying value of our leasehold improvements. Our Santa Clara facility was impaired due to a decline in the technology sector and general economic conditions. Accordingly we recorded an impairment charge of $6.5 million and adjusted the basis of the related asset. Continued decline in the colocation industry activities caused us in the quarter ended March 31, 2002 to change our classification for the facility to “held for sale”. As a result, we recorded an additional $5,521,355 impairment. These charges fully impaired the related assets and include approximately $1,530,000 in expected carrying and selling costs through December 2002. During the three months ended September 30, 2002, we recorded an additional $350,000 in expected carrying and selling costs through March 2003. The alternatives for this facility are to lease it or to sell our leasehold interest. In addition, during the three months ended September 30, 2002, we evaluated the carrying value of our remaining long-lived assets and determined that no additional impairment is required. However, the approximate $2.3 million carrying value at September 30, 2002 in goodwill related to the Post Shell acquisition could be impaired in future periods if we are unable to obtain anticipated future construction contracts.

     Interest Income. Interest income decreased $10,000, or 30.3%, from $33,000 for the three months ended September 30, 2001 to $23,000 for the three months ended September 30, 2002, due to a decrease in our average cash balances invested.

     Interest Expense. Interest expense increased $1.0 million, or 43.5%, from $2.3 million for the three months ended September 30, 2001 to $3.3 million for three months ended September 30, 2002. This increase was primarily due to an increase in the average debt balance outstanding, resulting primarily from $4.0 million in additional convertible debt, $22.0 million in promissory notes included in construction payables and $5.9 million in additional loans.

     Gain On the Sale of Real Estate Held for Sale. In July 2001, we sold Fortune House II for $17.2 million and recorded a gain of approximately $3.9 million. During the three months ended September 30, 2001, we sold two condominium units and recorded a net gain of $30,000. The last condominium unit was sold in the quarter ended March 31, 2002, therefore there was no real estate sold during the three months ended September 30, 2002.

     Net Loss. Net loss decreased $3.9 million, or 29.4%, from $13.3 million for the three months ended September 30, 2001 as compared to $9.4 million for the three months ended September 30, 2002. Changes in operating results include an increase in interest expense of $1.0 million which was offset by a decrease in depreciation and amortization of $0.7 million, decrease in sales and marketing of $0.2 million, decrease in data center operations of $0.4 million, decrease in construction contract expenses of $1.0 million and decrease in general and administrative expenses of $1.6 million.

Six Months Ended September 30, 2002 Compared to Six Months Ended September 30, 2001

     Revenue. Total revenue decreased $0.7 million, or 7.3%, from $9.6 million for the six months ended September 30, 2001 to $8.9 million for the six months ended September 30, 2002.

     Data center revenue increased $3.9 million from $0.6 million for the six months ended September 30, 2001to $4.5 million for six months ended September 30, 2002. The increase was attributable to our exchange point, colocation and managed services offered at the NAP, in addition to the increase in customer base. The NAP became operational on July 2001. The data center revenue in the comparable period for prior year was derived from our exchange point and colocation services offered at the Interim NAP and the NAP.

     Data center — contract termination fee was $1.1 million for the six months ended September 30, 2002 and represents amounts received from one customer for the termination of their contracted services with the NAP of the Americas. No such fees were received during the six months ended September 30, 2001.

     Development, commission and construction fees decreased approximately $1.8 million, or 95.0%, from $1.9 million for the six months ended September 30, 2001 to approximately $77,000 for the six months ended September 30, 2002. This decrease is a result of our exiting of the real estate and telecom facilities management operations.

     Management fees earned decreased approximately $700,000, or 85.6%, from $818,000 for the six months ended September 30, 2001 to approximately $118,000 for the six months ended September 30, 2002. The decrease is a result of our exiting the management of commercial and residential properties. As of September 30, 2002, the only facility we manage is the property where the NAP of the Americas is located.

     Construction contract revenue decreased $3.1 million, or 50.0%, from $6.2 million for the six months ended September 30, 2001 to $3.1 million for the six months ended September 30, 2002. The decrease is attributable to the reduction in the number of construction contracts in fiscal year 2003 as compared to fiscal year 2002. As of September 30, 2002, we had one construction contract in process as compared to September 30, 2001 when we had four construction contracts in process.

     Data Center Operations Expenses. Data center operations expenses increased $1.9 million, or 47.5%, from $4.0 million for the six months ended September 30, 2001 to $5.9 million for the six months ended September 30, 2002. The increase was attributable to their being six months of operating expenses for the NAP of the Americas for the period ended September 30, 2002 versus three months of operating expenses for the comparable period in the prior year. In the prior period start up costs of $3.4 million were classified separately from data center operations expenses. Data center operations consist mainly of rent, operations personnel, electricity, chilled water and security services. With the exception of electricity and chilled water, the majority of these expenses are fixed in nature. We expect that our costs of electricity and chilled water costs will increase in the future as more customers utilize the NAP of the Americas.

     Start-Up Costs-Data Centers. There were no start-up costs recorded for the six months ended September 30, 2002. Start-up costs were approximately $3.4 million for the six months ended September 30, 2001 and primarily relate to the NAP of the Americas.

     Construction Contract Expenses. Construction contract expenses decreased $1.9 million, or 40.4%, from $4.7 million for the six months ended September 30, 2001 to $2.8 million for the six months ended September 30, 2002. The decrease is attributable to the reduction in the number of construction contracts in fiscal year 2003 as compared to fiscal year 2002. As of September 30, 2002, we had one construction contract in process as compared to September 30, 2001, when we had four construction contracts in process. We do not currently anticipate any losses on this contract.

     General and Administrative Expenses. General and administrative expenses decreased by $2.4 million, or 27.0%, from $8.9 million for the six months ended September 30, 2001 to $6.5 million for the six months ended September 30, 2002. This decrease is attributable to the decrease in our personnel and corporate infrastructure related to non-core assets.

     Sales and Marketing Expenses. Sales and marketing expenses remained consistent at $1.9 million for the six months ended September 30, 2001 and 2002.

     Depreciation and Amortization Expense. Depreciation and amortization expense was unchanged at $2.6 million for the six months ended September 30, 2001 as compared to the six months ended September 30, 2002. During the six months ended September 30, 2002, we ceased amortization of goodwill and intangible assets in accordance with FAS 144, resulting in a decrease of $1.5 million in amortization which was offset by an increase in depreciation for approximately $1.5 million primarily from assets of the NAP of the Americas.

     Impairment of Long-Lived Assets. During the six months ended September 30, 2001, in accordance with SFAS No. 121, we evaluated the carrying value of our leasehold improvements. Our Santa Clara facility was impaired due to a decline in the technology sector and general economic conditions. Accordingly we recorded an impairment charge of $6.5 million and adjusted the basis of the related asset.

Continued decline in the colocation industry activities caused us in the quarter ended March 31, 2002 to change our classification for the facility to “held for sale”. As a result, we recorded an additional $5,521,355 impairment. These charges fully impaired the related assets and include approximately $1,530,000 in expected carrying costs through December 2002. During the three months ended September 30, 2002, we recorded an additional $350,000 in expected carrying costs through March 2003. In addition, during the six months ended September 30, 2002, we evaluated the carrying value of our remaining long-lived assets and determined that no additional impairment is required. However, the approximate $2.3 million carrying value at September 30, 2002 in goodwill related to the Post Shell acquisition could be impaired in future periods if we are unable to obtain anticipated future construction contracts.

     Interest Income. Interest income decreased $28,000, or 35.0%, from $80,000 for the six months ended September 30, 2001 to $52,000 for the six months ended September 30, 2002, due to a decrease in our average cash balances invested.

     Interest Expense. Interest expense increased $3.0 million, or 90.9%, from $3.3 million for the six months ended September 30, 2001 to $6.3 million for six months ended September 30, 2002. The increase was due to an increase in the average debt balance outstanding, resulting primarily from $4.0 million in additional convertible debt, $22.0 million in promissory notes included in construction payables and $5.9 million in additional loans.

     Gain On the Sale of Real Estate Held for Sale. In July 2001, we sold Fortune House II for $17.2 million and recorded a gain of approximately $3.9 million. During the six months ended September 30, 2001, we sold four condominium units and recorded a net gain of $0.1 million. The last condominium unit was sold in the quarter ended March 31, 2002, therefore there was no real estate sold during the six months ended September 30, 2002.

     Net Loss. Net loss decreased $3.9 million, or 18.4%, from $21.3 million for the six months ended September 30, 2001 to $17.4 million for the six months ended September 30, 2002. Changes in operating results include an increase in interest expense of $3.0 million and increase in data center operations of $1.8 million which were offset by a decrease in construction contract expenses of $1.9 million, decrease in general and administrative expenses of $2.4 million and decrease in start-up costs-data centers of $3.4 million.

Liquidity and Capital Resources

     Cash used in operating activities for the six months ended September 30, 2002 was$11.6 million compared to cash used in operating activities of $20.0 million for the six months ended September 30, 2001. The decrease was primarily the result of decreased losses of approximately $4.3 million and an increase in trade payables of $0.5 million for the six months ended September 30, 2002, as compared to a decrease of $6.1 million for the six months ended September 30, 2001.

     Cash used in investing activities for the six months ended September 30, 2002 was $1.0 million compared to cash used in investing activities of $29.3 million for the six months ended September 30, 2001. The $31.1 million increase in cash flow resulted primarily from decreased purchases of property and equipment primarily related to the NAP of the Americas in the current period offset by a decrease in the sale of real estate.

     Cash provided by financing activities for the six months ended September 30, 2002 was $13.2 million compared to cash provided by financing activities of $49.1 million for the six months ended September 30, 2001, a decrease of $35.9 million. The prior period includes the incurrence of debt and new borrowings of $64.8 million primarily relating to the NAP of the Americas offset by loan payments of $26.3 million. The current period includes $17.0 million from the sale of common stock and common stock warrants offset by payments on construction payables of $3.6 million.

     Through September 30, 2003, $89.1 million of our liabilities, including notes, construction and other trade payables are or will come due. Additionally $30.7 million of Convertible Subordinated Debentures have been classified as a current liability. We had a net working capital deficit of approximately $116.2 million and stockholder’s deficit of approximately $45.3 million at September 30, 2002 and incurred a net loss of approximately $17.4 million for the six months then ended.

     We expect that we will need an infusion of cash to fund our business operations during the fiscal year ending March 31, 2003. Historically, we have met our liquidity needs primarily through obtaining additional debt financing and the issuance of equity interests. Some of our debt financing was either provided by or guaranteed by a principal executive officer. In prior periods we also successfully shut down or disposed of our remaining non-core operations and implemented a series of expense reductions to reduce our liquidity need. Our current liquidity needs are primarily related to repayment of our construction payables, accrued interest, other payables and debt and to support operations. We have developed a plan to continue operating through the year ended March 31, 2003. Actual funding requirements are dependent upon our ability to meet expectations and will be significantly impacted if some or all of the following assumptions, which underly the expectations are not met:

•	restructuring of $21.6 million of construction payables into long term payables or equity or a combination thereof;

•	signing and installation of additional customer contracts at NAP of the Americas; and

•	no funding under any of our guarantees.

     On November 8, 2002, CRG, LLC entered into an agreement with Cupertino Electric, Inc. to purchase $18.5 million of our debt and all associated rights held by Cupertino. This amount represents the entire construction payable that we owe to Cupertino. On November 11, 2002, we entered into an agreement with CRG that provides us the option, upon the closing of the purchase of our debt by CRG from Cupertino, to repay the entire debt at a discount by either issuing shares of our common stock valued at $0.75 per share or making a cash payment. Our option must be exercised simultaneously with the closing of CRG’s purchase of our debt from Cupertino. If the purchase by CRG of our debt from Cupertino closes on or before November 22, 2002, we may choose to pay $9.5 million in cash or issue 24,666,667 shares. If the purchase by CRG of our debt from Cupertino closes after November 22, 2002 and before December 15, 2002, we may choose to pay $11.0 million in cash or issue 24,666,667 shares.

     Our debt to Cupertino is in default as it matured on October 31, 2002 and it has not yet been repaid. As part of the agreement between CRG and Cupertino, Cupertino has agreed not to enforce any of its rights against us but, in order to preserve its rights, on November 8, 2002 Cupertino filed an action to enforce the rights it had acquired by virtue of a construction lien. Nevertheless, the standstill will be in effect until the closing of the purchase of our debt by CRG and upon the closing of the purchase of our debt to Cupertino by CRG the action filed by Cupertino will be dismissed and the default under the debt cured. If the purchase of our debt by CRG does not occur before December 15, 2002 the standstill and the agreement between CRG and Cupertino will expire, and we will continue to owe the $18.5 million to Cupertino.

     On November 1, 2002 and November 5, 2002, approximately $2.8 million and $1.0 million of our debt owed to Kinetics came due. As a result of not having repaid these amounts, Kinetics may declare a default under our debt agreement. As of November 14, 2002 no default has been declared and we are currently negotiating to reach a settlement with Kinetics.

     Our indebtedness with Ocean Bank of $44.0 million contains a cross-default provision linked to a default under our debt agreements with Cupertino and Kinetics. The current default under our debt with

Cupertino would allow Ocean Bank to call a default under our credit agreement. However, we have obtained a letter from Ocean Bank waiving any default under our credit agreement with them resulting from a default under our indebtedness to Cupertino or Kinetics. This waiver from Ocean Bank is effective until December 31, 2002

     We have not paid approximately $918,000 of accrued interest due September 30, 2002 on our convertible debentures. As a result, $30.7 million of such convertible debentures are in default and classified as a current liability in our September 30, 2002 balance sheet. As of November 14, 2002 no holder of the debentures requested an acceleration of payment. We have made an offer to all of the holders of the convertible debentures to convert their debentures, including accrued interest as of September 30, 2002, into our common shares at the lower of their current conversion price or a conversion price of $0.75. Approximately $26.4 million of the convertible debentures have stated conversion prices in excess of $0.75 per share. We have not paid approximately $29,000 due under our $803,000 note to a financial institution. Accordingly, this note is also in default.

     We have identified additional potential customers and are actively marketing to them available services at the NAP of the Americas. Our plan is predicated on obtaining additional customer contracts by March 31, 2003, which on an annual basis will generate revenues of approximately $15 million. We have also been pursuing and continue to seek sources of additional debt and equity financing. Our failure to obtain adequate terms from creditors and additional debt or equity financing and meet this plan will result in liquidity problems and require us to curtail, in whole or in part, current operations. There can be no assurances that our plan will be adequately implemented in the time frame contemplated, even if such funds are obtained. Further, any additional equity financing if obtained, will be dilutive to existing stockholders. Our ability to obtain financing may be adversely affected by future declines in the technology sector and general economic conditions. As a result of these matters, substantial doubt exists about our ability to continue as a going concern.

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

Debt and Equity Activity

     In October 2002, one of our subsidiaries entered into a joint venture agreement to develop and operate a HIPPA compliant network access point at the NAP of the Americas in Miami, Florida. Our subsidiary currently owns 10% of the outstanding membership interests of MedNAP L.L.C., the joint venture company. We acquired the 10% interest through a $1.0 million promissory note. We have the option to acquire 80% of the joint venture. Payments are due in equal installments of $55,555.55 together with accrued interest monthly commencing on November 1, 2002. As of November 14, 2002, we have not made the first payment. We have a 30 day period after the payment due date to make the payment. The joint venture company has entered into a services agreement with the NAP of the Americas.

     In October 2002, we received a $3.0 million unsecured, 90-day loan at 10% interest.

     In April 2002, we entered into a Put and Warrant purchase agreement with TD Global Finance. On July 19, 2002, we exercised our right to require TD Global Finance to purchase 17,648,824 shares of our common shares for $0.58 per share for a total of $10.2 million. The closing price of our common stock on July 19, 2002, the day that we exercised the option, was $0.70. We also issued three call warrants that grant TD Global Finance the right to purchase 3,529,765 shares of our common stock. Each call warrant will expire on January 18, 2003. The warrants may be exercised in any order. The strike price at which the call warrants are exercisable and the number of shares for which they are exercisable are as follows:

•	$0.67 for 1,176,589 shares;

•	$0.77 for 1,176,588 shares; and

•	$0.57 for 1,176,588 shares.

     We received the $10.2 million in cash in August 2002. We used the payment for the shares and will use the proceeds from any exercise of the warrants for general corporate purposes.

     In June 2002, we entered into an exclusive agreement with the Comunidad Autonoma de Madrid to develop and operate carrier-neutral network access points (NAPs) in Spain. As part of that agreement the parties formed NAP de las Americas — Madrid S.A. for the purpose of owning and operating carrier-neutral Tier-1 NAPs in Spain and of which we own 10%. We contributed approximately $250,000 towards the capitalization of NAP de las Americas — Madrid S.A. to obtain the 10% interest. The shareholders in this new company are the Instituto Madrileno de Desarrollo — IMADE, the Camara Oficial de Comercio e Industria de Madrid, Red Electrica Telecomunicaciones, S.A., Telvent Desarrollos S.A., a subsidiary of Abengoa S.A., and Centro de Transportes de Coslada, S.A. In June 2002, the NAP de las Americas — Madrid purchased 5 million shares of our common stock at $1.00 per share. We also have the option to purchase up to another 30% of the NAP de las Americas — Madrid shares owned by the Comunidad and the Camara at the initial capitalization value, plus LIBOR. Under the provisions of the agreement the number of shares sold will be adjusted if we during the next 12 months issue common stock at less than $1.00 per share. As a result of the sale of common shares under the Put and Warrant Agreement, we are obligated to issue an additional 3.6 million shares to NAP de las Americas-Madrid S.A. As of November 14, 2002 these shares have not yet been issued.

     In May 2002, we received a $1.5 million short-term loan at 10% interest from our Chief Executive Officer. Also in May 2002, two of our directors and some of our shareholders paid $3.6 million in cash and converted $3.9 million in short term promissory notes into 10,000,000 shares.

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

     On September 5, 2001, in consideration of Mr. Medina agreeing to repay his indebtedness to the bank earlier than otherwise required, pledging the certificate of deposit to the bank and personally guaranteeing the $48 million credit facility and approximately $21 million of construction payables, we entered into an amended and restated employment agreement with him. Under the terms of the amended and restated employment agreement we will indemnify Mr. Medina from any personal liability related to his guarantees of any of our debt, use commercially reasonable efforts to relieve Mr. Medina of all his guarantees of our debt, provide up to $6.5 million of cash collateral to the bank should Mr. Medina be unable to repay the personal loans when due and provide a non interest-bearing $5.0 million loan to Mr. Medina for as long as his guarantees of our debt exist. If Mr. Medina’s note to us becomes in default, we have the right to withhold payments of all amounts payable by us to Mr. Medina, the aggregate of which is approximately $3.0 million as of September 30, 2002. The note is shown as an adjustment to equity on our balance sheet. Additionally, as long as Mr. Medina’s guarantees of our debt exist, we have agreed to nominate Mr. Medina to our Board of Directors and not remove Mr. Medina, unless for good cause, or remove any of our officers without Mr. Medina’s consent. There was no change in the amount or timing of Mr. Medina’s cash or non-cash compensation in connection with these agreements, nor did Mr. Medina receive any guarantee fee or other fees in connection with his guaranteeing our indebtedness. We do not anticipate funding the $6.5 million of cash collateral.

     The $48 million credit facility and the loan to Mr. Medina have been approved by our Board of Directors.

     In July 2002, the terms of Mr. Medina’s $5.0 million non-interest bearing note were amended. As amended, the note has a maturity date of December 5, 2004 and bears interest subsequent to September 5, 2002 at approximately 2%, the applicable federal rate. Interest is due in bi-annual installments. On a quarterly basis, we will review the collectability of this note. As of November 14, 2002, we owed Mr. Medina approximately $3.0 million including $1,375,000 of our convertible debt held by him. In addition to our right to withhold payment to Mr. Medina if his note is in default, he has agreed that we have the right to withhold repayments of our convertible debt held by him so long as his note is outstanding.

     Our debt financing as of September 30, 2002 primarily includes the following:

•	$26.4 million in principal amount of subordinated convertible debt. Interest accrues at 13%, and is payable quarterly beginning March 31, 2001. The debt matures on December 31, 2005 and is convertible into shares of our common stock at $1.87 weighted average conversion price. We are permitted to prepay the debentures, which will entitle holders to warrants or a premium over their outstanding principal declining from 105% in 2001 at the rate of 1% per year.

•	$4.3 million in principal amount of subordinated convertible debt. Interest accrues at 13.125%, and is payable quarterly beginning December 31, 2001. The debt matures on August 30, 2004 and is convertible into shares of our common stock at a $0.66 weighted average conversion price We are permitted to prepay the debentures.

•	$44.0 million loan from Ocean Bank referred to above.

•	$3.7 million under various capital lease arrangements, with various terms, secured by equipment.

•	$0.8 million under a loan from a commercial bank secured by certain assets and personal guarantees of a director and certain of our shareholders. The note was modified and extended in August 2002. Under the terms of the modified note, the maturity date has been extended to December 2002 and interest payments will be made monthly with remaining amount due at maturity. The note to the financial institution was personally guaranteed by a former officer of a company which we acquired during 2000. In connection with that acquisition, we agreed to obtain the release of the former officer's personal guarantee and collateral. The financial institution, the former officer and we entered into an agreement pursuant to which the former officer's personal guarantee of the note was released. As part of the transaction, $146,832 which had been pledged to the financial institution by the former officer was applied to the loan balance. In addition, we paid the former officer $25,000, forgave $25,000 of a loan to the former officer and issued 400,000 shares of our common stock to the former officer. In addition, a $10,000 obligation of the former officer to us was modified to provide that any proceeds received by the former officer from the sale of the 400,000 shares shall be applied to the obligation and the obligation shall be repaid no later than August 2003. We have agreed to register the shares under the Securities Act. We have not paid $29,000 in principal and interest due October 31, 2002 related to this note payable. As a result of not having paid this amount, the financial institution may declare a default under the note.

•	$4.6 million of short term financing borrowed from related parties, including certain directors, shareholders and members of our executive management team.

•	$1.4 million of other short-term debt.

Guarantees and Commitments

     In addition to our operating commitments, we have made certain guarantees. The Technology Center of the Americas, LLC, (“TECOTA”) where the NAP of the Americas is located, obtained $48.0 million of equity and $61.0 million of construction financing to fund the construction of TECOTA during November 2000. During September 2001, our guaranty of the construction financing was reduced from approximately $60.6 million to $5.5 million. As of September 30, 2002, TECOTA had accounts payable and accrued expenses of $1.6 million and debt of $35.1 million. We do not expect to fund any amounts under our guarantee.

     We lease space for our operations, office equipment and furniture under non-cancelable operating leases. Some equipment is also leased under a capital lease, which are included in leasehold improvements, furniture and equipment. The following represents the minimum future operating and capital lease payments for these commitments, as well as the combined aggregate maturities for the following obligations for each of the twelve months ended September 30, are as follows:

	Capital lease	Operating	Notes	Convertible
	obligations	leases	payable(1)	debt	Total

2003	$1,972,052	$6,029,994	$50,578,180	—	$58,580,226
2004	1,215,501	6,015,910	48,000	4,250,000	11,529,411
2005	492,302	5,796,485	48,000		6,336,787

	Capital lease	Operating	Notes	Convertible
	obligations	leases	payable(1)	debt	Total

2006	10,526	5,585,763	48,000	26,405,000	32,049,289
2007	10,722	5,428,186	20,566	—	5,459,474
Thereafter	—	73,080,144	—	—	73,080,144

	$3,701,103	$101,936,482	$50,742,746	$30,655,000	$187,035,331

(1)	Included in the 2003 notes payable is $44.0 million credit facility with Ocean Bank. Although this facility matures during September 2003, we have the option to exercise two six-month extension periods each at a cost of 0.5% of the principal balance outstanding and a principal repayment of $2.5 million. During each extension period, a $250,000 monthly principal repayment plus interest is due.

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

     As of April 1, 2002, we adopted Statement of Financial Accounting Standards No. 144 (FASB 144), Accounting for the Impairment or Disposal of Long-Lived Assets. FASB 144 supercedes FASB 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business. FASB 144 retains the requirements of FASB 121 for recognition and measurement of an impairment loss on long-lived assets, and establishes a single accounting model for all long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The adoption of FASB 143 and 144 has had no impact on our September 30, 2002 financial results.

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

     We intend to allocate our financial resources to activities that are consistent with our strategy of developing and operating TerreNAPSM Data Centers, including the NAP of the Americas. We have therefore implemented a policy of reducing expenditures in areas that are not consistent with that objective. However, the development of the NAP of the Americas and other TerreNAPSM Data Centers will require substantial capital resources. We are exploring various alternatives, including the raising of debt and equity both in private and public markets and obtaining financing from our vendors. In the event that we are unsuccessful in obtaining sufficient financial resources to permit us to fully implement our proposed plans, we will consider various alternatives, including possible joint ventures and reducing the scale or deferring implementation of proposed projects. However, there is no assurance that we will have the funds necessary to discharge our obligations associated with operating the NAP of the Americas or developing and operating other TerreNAPSM Data Centers.

     The expansion of our operations through the opening of additional TerreNAPSM Data Centers in emerging markets is part of our strategy. To expand successfully, we must be able to assess markets, locate and secure new TerreNAPSM Data Center sites, install hardware, software and other equipment in and develop TerreNAPSM Data Center facilities, and attract carriers, Internet service providers and other customers to the new locations. To manage this expansion effectively, we must continue to improve our operational and financial systems and expand, train and manage our employee base and build a menu of managed services. We anticipate continuing to make significant investments in the NAP of the Americas and new TerreNAPSM Data Centers and network infrastructure, product development, sales and marketing programs and personnel. Our inability to establish additional TerreNAPSM Data Centers or effectively manage our expansion would have a material adverse effect upon our business. Furthermore, if we were to become unable to continue leveraging third-party products in our services offerings, our product development costs could increase significantly. Finally, several of our customers are emerging growth companies that may have negative cash flows, and there is the possibility that we will not be able to collect receivables on a timely basis.

     We expect to continue to make additional significant investments in sales and marketing and the development of new services as part of our expansion strategy. We will incur further expenses from sales personnel hired to test market our services in markets where there is no TerreNAPSM Data Center. In addition, we typically experience a lengthy sales cycle for our services, particularly given the importance to customers of securing Internet connectivity for mission-critical operations and the need to educate certain customers regarding TerreNAPSM Data Center, and benefits of colocation and Internet connectivity services. The rate of growth in our customer base and the length of the sales cycle for our services may cause significant adverse results to our business, and our financial condition would be materially and adversely affected. Due to the typically lengthy sales cycle for our services, our expenses may occur prior to customer commitments for our services. There can be no assurance that the increase in our sales and marketing efforts will result in increased sales of our services.

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

     If our shares are delisted from the American Stock Exchange, we may apply to have our shares quoted on Nasdaq’s Bulletin Board or in the “pink sheets’ maintained by the National Quotation Bureau, Inc. The Bulletin Board and the “pink sheets” are generally considered to be less efficient markets than the American Stock Exchange on which the shares are currently traded. In addition, if our shares are no longer listed on the American Stock Exchange or another national securities exchange in the United States, our shares may be subject to the “penny stock” regulations. If our shares are delisted from the American Stock Exchange, our stockholders could find it difficult to sell our stock and the price of our stock could be adversely affected.

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

ITEM  4.   Controls and Procedures.

     a) Our principal executive and financial officers have evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing of this report (the “Evaluation Date”). They have concluded that these disclosure controls provide reasonable assurance that the Company can collect, process and disclose, within the time periods specified in the Commission’s rules and forms, the information required to be disclosed in its periodic Exchange Act reports.

     b) There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect its internal controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

ITEM  1.   Legal Proceedings.

     On November 8, 2002, Cupertino Electric, Inc. filed a complaint against Terremark Worldwide, Inc., Terremark Technology Contractors, Inc. and Technology Center of the Americas, Inc. in the Miami-Dade County Circuit Court Eleventh Judicial Circuit. Cupertino Electric asserted a claim of breach of contract and seeks to foreclose on a construction lien each in an amount of approximately $15 million together with interest. In connection with an agreement between Cupertino Electric and CRG LLC, Cupertino Electric has agreed not to enforce any of its rights against the named defendants pending the closing of the agreement. Upon closing, Cupertino Electric will dismiss the action.

ITEM  3.   Defaults Upon Senior Securities.

     We have 13% Subordinated Convertible Debentures and 13.125% Subordinated Convertible Debentures. We did not pay the regularly scheduled interest payments of $776,000 and $142,000 due September 30, 2002 on the 13% Subordinated Convertible Debentures and 13.125% Subordinated Convertible Debentures, respectively. Under the terms of the debentures, an Event of Default occurred on October 10, 2002. The $30.7 million outstanding principal balance of the debentures has consequently been classified as a current liability in our September 30, 2002 balance sheet. As of November 14, 2002, no holder of the debentures has requested an acceleration of payment. The debentures have an average conversion price of $1.87 and $0.66 for the Subordinated Convertible Debentures issued at 13% and 13.125%, respectively. We have made an offer to all of the holders of the debentures to convert their debentures into our common shares at a conversion price of $0.75.

ITEM  6.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  1 and 2. The financial statements listed in the accompanying Table of Contents to Consolidated Financial Statements and Financial Statement Schedule on page F-1 herein are filed as part of this report.

     3.     The exhibits listed in the Exhibit Index are filed with or incorporated by reference as part of this report.

     (b)  No reports were filed on Form 8-K during the second quarter of the fiscal year ended March 31, 2003.

     (c)  The following exhibits, which are furnished with this Quarterly Report or incorporated herein by reference, are filed as part of this Quarterly Report.

Exhibit
Number	Exhibit Description
3.3	Amended and Restated Bylaws of the Company

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November 2002.

TERREMARK WORLDWIDE, INC.

By: /s/ MANUEL D. MEDINA Manuel D. Medina, Chairman of the Board, President and Chief Executive Officer

By: /s/ JOSÉ A. SEGRERA José A. Segrera, Chief Financial Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Manuel D. Medina, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Terremark Worldwide, Inc. (the “Registrant”);

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4.     The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

           (a)     designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           (b)     evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

           (c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

           (a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

           (b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

     6.     The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ MANUEL D. MEDINA Manuel D. Medina Chairman, President and Chief Executive Officer,

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jose A. Segrera, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Terremark Worldwide, Inc. (the “Registrant”);

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4.     The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

           (a)     designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           (b)     evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

           (c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

          (a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

          (b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

     6.     The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ JOSÉ A. SEGRERA Jose A. Segrera Chief Financial Officer