Form 10-Q
period 2002-12-31
TERREMARK WORLDWIDE INC
filed 2003-02-14
CIK 912890

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2002

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

     The registrant had 256,265,853 shares of common stock, $0.001 par value, outstanding as of February 11, 2003.

Terremark Worldwide, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2002	2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$559,703	$283,078
Restricted cash	768,905	757,573
Accounts receivable, net of allowance for doubtful accounts of $189,841 and $270,316	1,276,969	1,621,978
Contracts receivable	69,269	1,362,836

Total current assets	2,674,846	4,025,465
Investment in unconsolidated entities	684,120	489,855
Property and equipment, net	57,200,228	61,088,987
Other assets	2,260,946	2,199,454
Identifiable intangible assets	904,964	904,964
Goodwill	12,315,206	12,315,206

Total assets	$76,040,310	$81,023,931

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of notes payable (includes $5,028,000 and $4,250,000 due to related parties)	$55,702,663	$50,752,209
Construction payables — property and equipment	22,072,185	26,250,729
Trade payables and other liabilities	10,640,249	10,240,698
Current portion of capital lease obligations	2,058,432	2,079,294
Interest payable	3,110,942	2,347,742
Net liabilities of discontinued operations	1,205,927	1,394,010
Convertible debt (includes $3,075,000 due to related parties)	14,905,000	—

Total current liabilities	109,695,398	93,064,682
Notes payable, less current portion (includes $222,000 and $2,950,000 due to related parties)	379,784	3,128,091
Convertible debt (includes $4,450,0000 due to related parties)	—	30,655,000
Capital lease obligations, less current portion	1,412,526	2,136,076
Deferred revenue	916,329	815,826

Total liabilities	112,404,037	129,799,675

Series H redeemable convertible preferred stock: $.001 par value, 294 shares authorized, issued and outstanding	549,232	500,000

Series G convertible preferred stock: $.001 par value, 20 shares authorized, issued and outstanding	1	1
Common stock: $.001 par value, 400,000,000 shares authorized; 233,449,074 and 200,882,250 shares issued, of which -0- and 1,400,000 shares are held in treasury	233,449	200,882
Paid in capital	144,992,655	125,652,119
Accumulated deficit	(204,666,001)	(173,096,835)
Common stock subscriptions	22,333,882	950,000
Common stock warrants	3,626,254	2,879,413
Common stock options	1,566,801	1,566,801
Treasury stock, at cost	—	(2,428,125)
Note receivable — related party (Note 9)	(5,000,000)	(5,000,000)
Commitments and contingencies

Total stockholders’ deficit	(36,912,959)	(49,275,744)

Total liabilities and stockholders’ deficit	$76,040,310	$81,023,931

The accompanying notes are an integral part of these consolidated financial statements.

Terremark Worldwide, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	For the nine months		For the three months
	ended December 31,		ended December 31,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Revenues
Data center	$7,040,668	$1,299,174	$2,557,260	$677,721
Data center — contract termination fee	1,090,638	—	—	—
Development, commission and construction fees	171,441	2,758,456	94,621	823,539
Management fees	151,902	1,061,515	34,326	243,313
Construction contracts	3,253,356	6,175,679	146,505	—

Operating revenues	11,708,005	11,294,824	2,832,712	1,744,573

Expenses
Data center operations, excluding depreciation	8,630,949	8,068,283	2,767,525	4,019,139
Start-up costs — data centers	—	3,383,127	—	—
Construction contract expenses, excluding depreciation	2,905,335	5,014,962	134,021	303,108
General and administrative	9,581,708	11,962,334	3,103,165	3,060,949
Sales and marketing	2,968,036	2,833,889	989,034	955,602
Depreciation and amortization	3,905,602	4,880,394	1,340,381	2,263,370
Impairment of long-lived assets	1,350,000	6,462,315	1,000,000	—

Operating expenses	29,341,630	42,605,304	9,334,126	10,602,168

Loss from operations	(17,633,625)	(31,310,480)	(6,501,414)	(8,857,595)

Other (expense) income
Interest income	88,663	86,225	36,312	6,456
Inducement on debt conversion	(4,871,245)	—	(4,871,245)	—
Interest expense	(9,106,006)	(6,442,876)	(2,832,324)	(3,124,121)
Other expense	(24,462)	(328,431)	(2,385)	(728,640)
Dividend on preferred stock	(22,491)	(19,244)	(7,497)	(7,497)
Gain on real estate held for sale	—	4,094,585	—	105,952

Total other expense	(13,935,541)	(2,609,741)	(7,677,139)	(3,747,850)

Loss before income taxes	(31,569,166)	(33,920,221)	(14,178,553)	(12,605,445)
Income taxes	—	—	—	—

Net loss	$(31,569,166)	$(33,920,221)	$(14,178,553)	$(12,605,445)

Basic and diluted net loss per common share:
Net loss	$(0.14)	$(0.17)	$(0.06)	$(0.06)

Weighted average common shares outstanding	220,864,593	199,217,997	232,737,770	199,222,179

The accompanying notes are an integral part of these consolidated financial statements.

Terremark Worldwide, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Deficit

	Stockholders' Deficit (unaudited)

		Common Stock
		Par Value $.001							Note
				Additional	Common	Common	Common		Receivable-
	Preferred	Issued		Paid-in	Stock	Stock	Stock	Treasury	Related	Accumulated
	Stock	Shares	Amount	Capital	Subscriptions	Warrants	Options	Stock	Party	Deficit

Balance at March 31, 2002	$1	200,882,250	$200,882	$125,652,119	$950,000	$2,879,413	$1,566,801	$(2,428,125)	$(5,000,000)	$(173,096,835)
Sale of common stock	—	33,148,824	33,149	21,395,161	(950,000)	—	—	—	—	—
Retirement of treasury shares	—	(1,400,000)	(1,400)	(2,426,725)	—	—	—	2,428,125	—	—
Warrants issued	—	—	—	—	—	1,111,579	—	—	—	—
Exercise of warrants		818,000	818	372,100		(364,738)
Conversion of debt					22,333,882
Net loss	—	—	—	—	—	—	—	—	—	(31,569,166)

Balance at December 31, 2002	$1	233,449,074	$233,449	$144,992,655	$22,333,882	$3,626,254	$1,566,801	$—	$(5,000,000)	$(204,666,001)

The accompanying notes are an integral part of these consolidated financial statements.

Terremark Worldwide, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	For the nine months ended
	December 31,

	2002	2001

	(unaudited)
Cash flows from operating activities:
Net loss	$(31,569,166)	$(33,920,221)
Adjustments to reconcile net loss to net cash used in operating activities Depreciation and amortization of capital leases	3,905,602	2,389,543
Amortization of intangible assets and goodwill	—	2,490,851
Amortization of loan costs to interest expense	707,785	1,221,154
Amortization of prepaid compensation and other	561,225	70,401
Accounts receivable write-offs	137,068	—
Gain on sale of real estate held for sale	—	(4,094,585)
Loss on sale of property and equipment	—	98,521
Impairment of long-lived assets	1,350,000	6,462,315
Inducement on debt conversion expense	4,871,245	—
(Increase) decrease in:
Restricted cash	(11,332)	(725,534)
Accounts receivable	207,941	212,172
Contracts receivable	1,293,567	3,925,515
Other assets	(437,576)	(950,554)
Increase (decrease) in:
Trade payable and other liabilities	460,276	(7,215,648)
Interest payable	1,565,389	957,601
Deferred revenue	100,503	765,793
Net assets/liabilities of discontinued operations	181,917	(1,177,589)

Net cash used in operating activities	(16,675,556)	(29,490,265)

Cash flows from investing activities:
Purchase of property and equipment	(916,944)	(45,270,927)
Investment in unconsolidated entities, net	(194,265)	—
Proceeds from sale of real estate held for sale	—	16,824,385
Proceeds from sale of property and equipment	—	30,000
Note receivable-related party	—	(5,000,000)

Net cash used in investing activities	(1,111,209)	(33,416,542)

Cash flows from financing activities:
Construction payables — property and equipment	(3,274,388)	8,602,473
New borrowings	7,181,220	65,703,991
Payments on borrowings	(2,055,999)	(26,421,644)
Convertible debt	—	11,773,951
Capital lease obligations	(744,412)	(945,941)
Exercise of stock options and warrants	9,180	40,250
Sale of common stock and warrants	16,947,789	—
Sale of preferred stock	—	500,000

Net cash provided by financing activities	18,063,390	59,253,080

Net increase (decrease) in cash	276,625	(3,653,727)
Cash and cash equivalents at beginning of period	283,078	5,574,687

Cash and cash equivalents at end of period	$559,703	$1,920,960

The accompanying notes are an integral part of these consolidated financial statements.

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2002

1. Business and Organization

Terremark Worldwide, Inc. (together with its subsidiaries, the “Company”) is a multinational corporation that provides Internet infrastructure and managed services. It is the owner and operator of the NAP of the Americas, the fifth Tier-1 Network Access Point (“NAP”) in the world. The NAP of the Americas located in Miami, Florida, was fully placed in service on July 1, 2001. The Company’s strategy is to leverage its experience as the owner and operator of the NAP of the Americas by developing and operating TerreNAPSM Data Centers in Latin America and Europe. TerreNAPSM Data Centers provide peering, collocation and managed services to carriers, Internet service providers, other Internet companies and enterprises.

2. Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Through December 31, 2003, $94.8 million of the Company’s liabilities, including notes, construction and other trade payables, are or will come due. Additionally $14.9 million of the Convertible Subordinated Debentures are in default and have been classified as a current liability. The Company had a net working capital deficit of approximately $107.0 million and stockholder’s deficit of approximately $36.9 million at December 31, 2002 and incurred a net loss of approximately $31.6 million for the nine months then ended.

Even if the Company is successful in retiring or extending the terms of the debt obligations maturing over the next twelve months Management expects the Company will need at least $15 million in debt or equity financing to fund business operations during the next 12 months. Historically, the Company has met their liquidity needs primarily through obtaining additional debt financing and the issuance of equity interests. Some of the Company’s debt financing was either provided by or guaranteed by Manuel D. Medina, the Company’s Chief Executive Officer and Chairman of the Board. In prior periods the Company also successfully shut down or disposed of the remaining non-core operations and implemented a series of expense reductions to reduce the Company’s liquidity needs. The Company’s current liquidity needs are primarily related to working capital and debt service. The Company has developed a plan to continue operating through the next twelve months. Actual funding requirements are dependent upon the Company’s ability to meet expectations and will be significantly impacted if some or all of the following assumptions, which underlie the expectations are not met:

•	closing of the transactions to convert approximately $22.6 million of the Company’s debt to Cupertino and Kinetics into equity at $0.75 per share;

•	amending and extending the Company’s $44 million note payable with Ocean Bank;

•	signing of and commencement of receipt of revenues on additional customer contracts at NAP of the Americas; and

•	no funding under any of the Company’s guarantees.

The Company identified additional potential customers and is actively marketing to them available services at the NAP of the Americas. The Company’s plan is predicated on obtaining additional customer contracts by December 31, 2003, which on an annual basis will generate revenues of approximately $20 million. The Company’s sales plan includes three main components — continuing to target enterprises that can take advantage of the services offered at the NAP of the Americas; selling new services to existing captive customers; and targeting the government sector.

The Company also continues to seek sources of additional debt and equity financing. The Company’s discussions have been focused on private investor groups and strategic investors. The potential structures that the Company has discussed include secured convertible debt and equity investments. The Company’s failure to negotiate modified terms with existing creditors and obtain additional debt or equity financing will result in liquidity problems and require us to curtail, in whole or in part, current operations. There can be no assurances that the Company’s plan will be adequately implemented in the time frame contemplated, even if such funds are obtained. Further, any additional equity financing if obtained, will be dilutive to existing stockholders. The Company’s ability to obtain financing may be adversely affected by future declines in the technology sector and general economic conditions. As a result of these matters, substantial doubt exists about the Company’s ability to continue as a going concern.

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2002

On November 8, 2002, CRG, LLC entered into an agreement with Cupertino Electric, Inc. to purchase the entire $18.5 million of the Company’s construction payables owed Cupertino. On November 11, 2002, the Company entered into an agreement with CRG that provides the Company the option, upon the closing of the purchase of the debt by CRG from Cupertino, to repay the entire debt at a discount by either issuing shares of the Company’s common stock valued at $0.75 per share or making a cash payment. The Company’s option must be exercised simultaneously with the closing of CRG’s purchase of the debt from Cupertino. CRG and Cupertino have extended the closing of their transaction to March 31, 2003. If the purchase by CRG of the debt from Cupertino closes on or before March 31, 2003, the Company may choose to pay $9.9 million in cash or issue 24,666,667 shares.

The Company’s debt to Cupertino matured on October 31, 2002 and has not been repaid. As part of the agreement between CRG and Cupertino, Cupertino has agreed not to enforce any of its rights against the Company, but in order to preserve its rights, on November 8, 2002, Cupertino filed an action to enforce the rights it had acquired by virtue of a construction lien. Cupertino has agreed that it will not seek to enforce its rights until the the closing of the purchase of the debt to Cupertino by CRG. CRG has agreed that it will dismiss the action upon the closing. If the purchase of the debt by CRG does not occur before March 31, 2003, the standstill and the agreement between CRG and Cupertino will expire, and the Company will continue to owe the $18.5 million to Cupertino. As a procedural matter, Cupertino will now serve the complaint on the defendants in this suit in order to avoid dismissal.

On December 5, 2002, CRG, LLC entered into an agreement with Kinetics Mechanical Services, Inc. and Kinetics Systems Inc. to purchase the Company’s entire $4.1 million construction payable to Kinetics Mechanical Services, Inc. and Kinetics Systems Inc. On December 5, 2002, the Company entered into an agreement with CRG that provides the Company with the option, upon the closing of the purchase of the debt by CRG from Kinetics Mechanical Services, Inc. and Kinetics Systems Inc., to repay the entire debt at a discount by either issuing shares of the Company’s common stock valued at $0.75 per share or making a cash payment. The Company’s option must be exercised simultaneously with the closing of CRG’s purchase of the debt from Kinetics Mechanical Services, Inc. and Kinetics Systems Inc. CRG and Kinetics subsequently extended the closing of their transaction to March 31, 2003. If the purchase by CRG of the debt from Kinetics closes on or before March 31, 2003, the Company may choose to pay $2.4 million in cash or issue 5,466,667 shares.

On November 1, 2002 and November 5, 2002, approximately $2.8 million and $1.0 million of the Company’s debt owed to Kinetics came due. As part of the agreement between CRG and Kinetics, Kinetics has agreed not to enforce any of its rights against the Company but, in order to preserve its rights, on December 2, 2002 Kinetics filed an action to enforce the rights it had acquired by virtue of a construction lien. Kinetics has agreed that it will not seek to enforce its rights until the closing of the purchase of the debt by CRG. CRG has agreed that it will dismiss the action upon the closing. If the purchase of the debt by CRG does not occur before March 31, 2003 the standstill and the agreement between CRG and Kinetics will expire, and the Company will continue to owe the $4.1

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2002

million to Kinetics. As a procedural matter, Kinetics has now served the complaint on the defendants in this suit in order to avoid dismissal.

CRG was created by a group of the Company’s shareholders, for the purpose of buying the Company’s debt from Cupertino and Kinetics. None of these shareholders were or currently are the Company’s officers or directors. In addition, there is no affiliation between CRG and Cupertino or Kinetics.

The Company’s indebtedness with Ocean Bank of $44.0 million contains a cross-default provision linked to a default under the debt agreements with Cupertino and Kinetics. The current default under the debt with Cupertino and Kinetics would allow Ocean Bank to call a default under the credit agreement. In addition, as of February 14, 2003 the Company is past due and has not paid to Ocean Bank approximately $1.0 million of accrued interest. The Company is currently negotiating a restructuring of the $44.0 million debt with Ocean Bank. The Company has obtained a letter from Ocean Bank waiving any default under the credit agreement with them resulting from the past due interest and from a default under the indebtedness to Cupertino or Kinetics. This waiver from Ocean Bank is effective until March 31, 2003.

On October 15, 2002, one of the Company’s subsidiaries entered into a joint venture agreement to develop and operate a HIPPA compliant network access point at the NAP of the Americas in Miami, Florida. The Company’s subsidiary currently owns 10% of the outstanding membership interests of MedNAP L.L.C., the joint venture company. The Company acquired the 10% interest by issuing a $1.0 million promissory note. Payments are due in equal installments of $55,556 together with accrued interest monthly commencing on November 1, 2002. Because the Company expected this joint venture to be fully funded by December 31, 2002, and they have not been able to do so as of February 14, 2003, the Company has determined that its interest in MedNAP L.L.C. is fully impaired and therefore, the Company recognized a $1.0 million impairment as of December 31, 2002. The joint venture company has entered into a services agreement with the NAP of the Americas. As of February 14, 2003, the Company has not made the first payment related to the MedNAP L.L.C. promissory note.

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2002

The Company has not paid approximately $463,000 and $372,000 of accrued interest due December 31, 2002 and September 30, 2002, respectively, on the convertible debentures. As a result, $14.9 million of these convertible dentures are in default and classified as a current liability in the Company’s December 31, 2002 balance sheet. During November 2002, the Company made an offer to all of the holders of the convertible debentures to convert their debentures, including accrued interest as of September 30, 2002, into the Company’s common shares at the lower of their current conversion price or $0.75. Approximately $26.4 million of the convertible debentures have stated conversion prices in excess of $0.75 per share. As of December 31, 2002, approximately $15.8 million of the convertible debt and accrued interest of approximately $520,000 was converted to equity. As a result, the Company recognized a $5.0 million debt conversion expense which represents the fair value of the additional common shares issued by the Company as a result of the lower conversion price.

The holders of the convertible debt had a 30 day period during January 2003 to require the Company to repay the outstanding principal balance. As of February 14, 2003, eight holders of the convertible debentures, representing a total principal balance of approximately $1.0 million, requested an acceleration of payment. The Company is obligated to make this payment by March 31, 2003.

The Company has not paid the remaining balance due under a $686,000 note to a financial institution. Accordingly this note is also in default. The Company is currently negotiating an extension.

The Company is currently past due on the monthly rent payments for the months of January and February 2003 to the Technology Center of the Americas LLC totaling approximately $550,000.

The Company needs substantial additional funding to continue its operations. The Company intends to allocate its financial resources to activities that are consistent with its strategy of developing and operating TerreNAP Data Centers, including the NAP of the Americas. However, the development of the NAP of the Americas and other TerreNAP Data Centers will require substantial capital resources. As part of the Company’s business strategy, it intends to continue to evaluate potential acquisitions, joint ventures and strategic alliances in or with companies that provide services or operations that complement the Company’s existing businesses. These acquisitions may also require financing, which may not be available to it on acceptable terms.

The deployment of the Company’s TerreNAP Data Center strategy will require the Company to expend substantial resources for leases, assets, equipment and hiring of network, administrative, customer support and sales and marketing personnel. These expenditures commence well before a TerreNAP Data Center opens, and it may take an extended period for the Company to approach break-even. To date, the Company has funded its operations through private debt and equity offerings. The Company's substantial leverage could adversely affect its ability to fulfill its obligations and operate its business. However, because the Company has not yet achieved positive cash flow from operations, the Company will continue to require capital support until it is cash flow positive. The Company intends to continue to allocate its financial resources to activities that are consistent with its

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2002

expansion strategy, such as making additional significant investments in sales and marketing and the development of new services. The Company’s business could be adversely affected if it were unable to obtain necessary licenses and approvals in order to expand its services and enter new markets.

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

3. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for complete annual financial statements. The unaudited condensed consolidated financial statements reflect all adjustments,

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2002

consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair presentation of the results for the interim periods presented. Operating results for the quarter ended December 31, 2002 may not be indicative of the results that may be expected for the year ending March 31, 2003. Amounts as of March 31, 2002, included in the condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date.

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

New accounting standards

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This Interpretation provides guidance for determining a primary beneficiary period. The effective date of Interpretation No. 46 is the first interim period beginning after June 15, 2003 for variable interest entities acquired before February 1, 2003 and immediately to variable interest entities created after January 31, 2003. The Company does not expect the adoption of SFAS issued Interpretation No. 46, effective beginning on July 1, 2003, to have a material effect on its financial statements.

On December 31, 2002, the FASB issued FASB Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation — Transition and Disclosure, amending FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. This Statement amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2002

Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. The Company does not expect the transition provisions to have any effect on its financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” For guarantees issued or modified after December 31, 2002, a liability shall be recognized for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for interim and annual financial statements for periods ending after December 15, 2002. The Company does not expect the adoption of SFAS issued Interpretation No. 45, effective January 1, 2003, to have a material effect on its financial statements.

As of April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets that have indefinite lives are not amortized but rather are tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The goodwill impairment test however, involves a two-step approach. Initially the fair value of a reporting unit is compared with its carrying amount, including goodwill, to identify potential impairment. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for the excess, if any, of the carrying value of goodwill over the implied fair value of goodwill (similarly to the manner it is determined in a business combination). Intangible assets that have finite useful lives continue to be amortized over their useful lives. Generally, under previous accounting standards, these assets were being amortized over 5 years.

As of April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (FASB 144), Accounting for the Impairment or Disposal of Long-Lived Assets. FASB 144 supercedes FASB 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business. FASB 144 retains the requirements of FASB 121 for recognition and measurement of an impairment loss on long-lived assets, and establishes a single accounting model for all long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The adoption of FASB 144 has had no impact on the Company’s December 31, 2002 financial results.

In April 2002, the Financial Accounting Standards Board (FASB) approved SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. In addition to rescinding SFAS 4, 44, and 64 and amending SFAS 13, SFAS

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2002

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

Significant concentrations

Two customers accounted for approximately $1.7 million in data center revenues for the nine months ended December 31, 2002. Two customers accounted for approximately $575,000 in data center revenues for the three months ended December 31, 2002.

4. Identifiable intangible assets and goodwill

Identifiable intangible assets and goodwill as of April 1, 2002 and December 31, 2002 consist of the following:

During the three and the nine months ended December 31, 2001, intangible assets were generally amortized on the straight-line method over five years. In accordance with FAS 142, the Company ceased amortization of its intangible assets with indefinite lives and completed an initial impairment test of intangible assets. Management has determined that these assets were not impaired based on their fair values. Fair value was estimated using the expected present value of future cash flows and the market capitalization at the reporting unit level. If in subsequent periods anticipated construction contracts are not entered into, an additional impairment charge for the Post Shell goodwill may be required. Intangible assets will be tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable.

	Gross Carrying	Accumulated
	Amount	Amortization

	(unaudited)	(unaudited)

NAP of the Americas	$11,176,326	$1,176,455
Post Shell	5,279,748	2,964,413

Total Goodwill	16,456,074	4,140,868
TECOTA promote interest	904,964	—

	$17,361,038	$4,140,868

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2002

A reconciliation of net loss and loss per share to exclude amortization expense in the prior year period follows:

	For the nine months ended		For the three months ended
	December 31,		December 31,

	2002	2001	2002	2001

Reported net loss	$(31,569,166)	$(33,920,221)	$(14,178,553)	$(12,605,445)
Add back: goodwill amortization	—	2,490,851	—	1,011,715

Adjusted net loss	$(31,569,166)	$(31,429,370)	$(14,178,553)	$(11,593,730)

Basic and diluted loss per share:
Reported net loss	$(0.14)	$(0.17)	$(0.06)	$(0.06)
Goodwill amortization	—	0.01	—	0.01

Adjusted net loss	$(0.14)	$(0.16)	$(0.06)	$(0.06)

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2002

5. Notes Payable

     Notes payable consist of the following:

	December 31,	March 31,
	2002	2002

	(unaudited)
Note payable to Ocean Bank, collateralized by substantially all assets of the NAP of the Americas and a personal guaranty of the Chief Executive Officer. Interest accrues at 7.50%, payable monthly, with principal balance due September 2003. Maturity date may be extended for two six-month periods subject to certain conditions.	$43,974,553	$43,293,333
Unsecured note payable to certain directors and a shareholder of the Company. Interest accrues at 8.25%, with principal installments of $150,000 and interest due quarterly commencing March 31, 2002 and maturing on June 23, 2003.	—	3,500,000
Unsecured note payable to a corporation, interest accrues at 10%. Principal and interest due in March 2003.	3,000,000	—
Unsecured note payable to a corporation controlled by a shareholder, interest accrues at 15%. Principal and interest due in March 2003.	1,600,000	1,600,000
Unsecured note payable to a related party, interest accrues at 10%, with principal and interest payments due monthly in equal installments of $55,556 commencing on November 1, 2002.	1,000,000	—

Unsecured note payable to a corporation, interest accrues at 10%. Principal and interest due in March 2003.	1,300,000	—
Note payable to the Chief Executive Officer. Interest accrues at 10%. Principal and interest due February 2003.	1,000,000	—
Note payable to a financial institution, collateralized by certain assets of a director and certain shareholders of the Company. Interest accrues at 1% over prime, with interest payments due monthly and remaining interest and principal due December 2002.	686,225	1,375,000

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2002

	December 31,	March 31,
	2002	2002

	(unaudited)
Unsecured notes payable to certain executives and directors of the Company, interest accrues at 13%. Principal and interest due March 31, 2003.	1,500,000	2,100,000
Unsecured note payable to a corporation, interest accrues at 15%. Principal and interest due March 2003.	1,000,000	1,000,000
Unsecured note payable to a corporation, interest accrues at 9%. Due on demand.	600,000	—
Unsecured note payable to the Chief Executive Officer. Interest accrues at 7.5%, payable monthly, with principal installments of $50,000 due on a quarterly basis commencing on June 26, 2002, and maturing on June 26, 2003.	150,000	250,000
Unsecured note payable to a corporation in seventy-five monthly installments of principal and interest beginning January 1, 1999. Interest accrues at 9.5%.	205,561	226,092
Unsecured notes payable to individuals, interest accrues at 8%, with interest due monthly.	—	138,442
Unsecured notes payable to corporations. Interest ranges from 10% -15%. Principal and interest generally due in monthly installments.	66,108	397,433

	56,082,447	53,880,300
Less current portion of notes payable	55,702,663	50,752,209

Notes payable, less current portion	$379,784	$3,128,091

     See Note 2 for debt currently in default.

In May 2002, the Company obtained a $1.5 million loan at 10% interest from its Chief Executive Officer which became due in September 2002. During September 2002, the Company repaid $500,000 plus accrued interest of $48,493 and Mr. Medina agreed to extend the note until February 28, 2003.

On September 5, 2001, the Company borrowed $48 million from Ocean Bank. During August 2002, the Company modified the facility. Under the modified terms, the initial maturity date has been extended to September 2003 and the Company has the option to exercise two six-month extension periods each at a cost of 0.5% of the principal balance outstanding together with a principal repayment of $2.5 million. During each period under extension, a $250,000 monthly principal repayment plus interest is due. At closing, the total amount of the loan was disbursed except for

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2002

approximately $6.6 million that was held as an interest reserve. Through June 2002, the interest reserve was disbursed monthly to make interest payments. The amendment reduced the annual interest rate to 7.50%. The Company commenced making monthly interest payments in July 2002. All other material provisions of the credit facility have remained unchanged. To obtain the original loan, the Company paid a $720,000 commitment fee to the lender. The proceeds of the original credit facility were used to:

•	repay a $10 million short-term loan from Manuel D. Medina, the Company’s Chief Executive Officer, the proceeds of which the Company had used to fund the build out of the NAP of the Americas (Mr. Medina, in turn, used the $10 million to repay a personal $10 million short-term loan from the bank);

•	repay $3.5 million of debt that the Company owed to the bank under a line of credit personally guaranteed by Mr. Medina;

•	pay $1.2 million in loan costs related to the $48 million credit facility (including $720,000 commitment fee); and

•	fund the NAP of the Americas build out costs.

The credit facility is secured by all of the Company’s assets and allows for up to a $25 million junior lien position on the assets of our NAP of the Americas, Inc. subsidiary. Mr. Medina has personally guaranteed the $48 million credit facility.

In addition to Mr. Medina’s personal guarantee of the credit facility, and in order to obtain the facility, the bank further required Mr. Medina, prior to the bank disbursing funds under the credit facility, to (i) provide $5.0 million certificate of deposit to the bank as collateral on certain personal loans that Mr. Medina has with the bank and (ii) commit to accelerate the maturity date of those personal loans to December 31, 2001. Subsequent to September 2001, Mr. Medina and the bank changed the maturity date on the personal loans, first to December 31, 2001 and later to July 1, 2002. In the event of the Company’s default under the credit facility Mr. Medina also agreed to subordinate debt that the Company owed to Mr. Medina. Mr. Medina has repaid part of those personal loans to the bank through liquidation of the $5.0 million certificate of deposit in January 2002 leaving an outstanding principal balance of approximately $5.4 million and he exercised his right under such personal loan agreements to extend their maturity date from July 1, 2002 to June 30, 2003.

On September 5, 2001 and in consideration of Mr. Medina’s agreeing to repay his indebtedness to the bank earlier than otherwise required, pledging the certificate of deposit to the bank and personally guaranteeing the $48 million credit facility and approximately $21 million of construction payables, the Company entered into an amended and restated employment agreement with him. Under the terms of the amended and restated employment agreement, the Company will indemnify Mr. Medina from any personal liability related to his guarantees of the Company’s debt, use commercially reasonable efforts to relieve Mr. Medina of all his guarantees of the Company’s debt, provide up to $6.5 million of cash collateral to the bank should Mr. Medina be unable to repay the personal loans when due and provide a non interest-bearing $5.0 million loan to Mr. Medina for as long as his guarantees of the Company’s debt exist. If the loan to Mr. Medina becomes in default, the Company has a right of offset against all amounts payable by the Company to Mr. Medina, the aggregate of which is approximately $3.0 million as of December 31, 2002. The note receivable

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2002

from Mr. Medina is shown as an adjustment to equity. The $48 million credit facility and the note receivable from Mr. Medina have been approved by the Board of Directors.

In July 2002, the Company and Mr. Medina modified the terms of his $5.0 million non-interest bearing note payable to the Company. As amended, the note has a maturity date of December 5, 2004 and bears interest subsequent to September 5, 2002 at 2%, the applicable federal rate. Interest is due in bi-annual installments. On a quarterly basis, the Company will review the collectibility of this note. As of February 14, 2003, the Company owed Mr. Medina approximately $3.0 million. The Company has the right to withhold payment to Mr. Medina of $1,375,000 in amounts owed.

The terms of the Company’s note payable to a financial institution with a $686,225 balance at December 31, 2002 was modified and extended in August 2002. Under the modified agreement terms, the maturity date has been extended to December 2002 and principal and interest payments will be made monthly with remaining interest and principal due at maturity. In conjunction with the modification and extension, of this note, the Company issued 400,000 shares of the Company’s common stock valued at $180,000 to a shareholder, a former guarantor of the note. The Company is currently negotiating an extension.

6. Construction Payables – Property and Equipment

Construction payables include approximately $21.7 million of amounts due to two vendors under promissory notes maturing from October 2002 through December 2002 and bearing interest at annual rates ranging from 8.5 to 10 percent (see Note 2). Approximately $18 million of the amounts due under the promissory notes are guaranteed by Mr. Medina. These amounts relate to construction of the NAP of the Americas and the Company’s colocation facility in Santa Clara, California.

7. Convertible Debt

The Company has outstanding approximately $12,155,000 and $2,750,000 of 13% and 13.125% subordinated convertible debt as of December 31, 2002. The 13% debt matures on December 31, 2005 and the 13.125% debt matures on August 30, 2004. The debt is convertible into the Company’s stock at a weighted average conversion price of $1.82 and $0.61 for the convertible debt issued at 13% and 13.125%, respectively. Prepayment by the Company is permitted under both debt instruments, but will entitle holders of the 13% subordinated debentures to warrants or a premium over their outstanding principal and interest based upon the following schedule:

Year	Redemption Price
2003	103%
2004	102%
2005	100%

The Company has not paid approximately $463,000 and $372,000 of accrued interest due on December 31, 2002 and September 30, 2002 (see Note 2).

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2002

During the three months ended December 31, 2002, approximately $15.8 million of the convertible debt plus accrued interest of $520,000 was converted to equity at approximately $0.75 per share.

8. Changes to Stockholders’ Equity

During the nine months ended December 31, 2002, the Company entered into the following equity transactions:

Common stock

In April 2002, the Company received a binding commitment from two directors and some of the Company’s shareholders for the purchase of $7.5 million of common stock at $.75 per share. In May 2002, the transaction was completed by receiving $3.6 million in cash and the conversion of $3.9 million in short term promissory notes to equity.

In April 2002, the Company entered into a Put and Warrant purchase agreement with TD Global Finance (“TDGF”). On July 19, 2002, the Company exercised its right to sell to TDGF 17,648,824 common shares for $0.58 per share for a total of $10.2 million. In conjunction with the sale, the Company issued three call warrants, each granting TDGF the right to purchase 1,176,588 shares of the Company’s common stock. The warrants expired on January 16, 2003 and were unexercised. During August 2002, the Company received the $10.2 million in related cash. The Company used these proceeds for general corporate purposes.

In June 2002, the NAP de las Americas – Madrid purchased 5 million shares of the Company’s common stock at $1.00 per share. As a result of the sale of common shares to TDGF the Company is obligated to issue an additional 3.6 million shares to NAP de Las Americas-Madrid S.A. As of February 14, 2003, these shares have not yet been issued.

In August 2002, the Company issued 100,000 warrants valued at $61,000, which were subsequently converted to 100,000 shares of common stock.

In December 2002, $373,000 of warrants were converted to 818,000 shares of common stock at $0.01 per share.

Common Stock Subscriptions

During the quarter ended December 31, 2002, the Company converted approximately $17.1 million in debt and accrued interest to equity. This transaction resulted in a $4.9 million inducement charge. The agreements signed by the debt holders were irrevocable. The shares were issued subsequent to December 31, 2002.

Common Stock Warrants

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2002

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

On October 2002, the Company entered into an agreement with an individual to assist the Company in raising capital. Warrants to purchase 1,200,000 shares of the Company’s common stock were issued to the individual together with a cash payment of $180,000 as an advance for future capital raised. The exercise price of the warrants is $0.75 per share with a $90,000 estimated value. The warrants were immediately exercisable and have a two year life. This individual is a director of a corporation which lent the Company $3 million in October 2002.

On December 2002, the Company issued warrants to purchase 300,000 shares of common stock to a third party for services. The exercise price of the warrants is $0.75 per share with a $110,400 estimated value. The warrants were immediately exercisable and have a five year life.

9. Related Party Transactions

Due to the nature of the following relationships, the terms of the respective agreements might not be the same as those that would result from transactions among wholly unrelated parties. All significant related party transactions require approval by the Company’s Board of Directors.

In January 2003, the Company obtained a $53,000 unsecured, due on demand loan at 10% interest, from its Chief Executive Officer. The loan, including accrued interest was repaid during January 2003.

In January 2003, the Company obtained an $80,000 unsecured, due on demand loan at 10% interest from a member of the Board of Directors of the Company. The loan, including accrued interest was repaid during February 2003.

In January 2003, the Company obtained a $38,000 unsecured, due on demand loan at 10% interest from a corporation controlled by one of the Company’s shareholders.

In January 2003, the Company obtained a $30,000 unsecured, due on demand loan at 10% interest from a corporation controlled by one of the Company’s Board of Directors.

In the quarter ended December 31, 2002, approximately $1.4 million including accrued interest, of related party debt was converted to equity at approximately $0.75 per share.

In November 2002, the Company obtained a $600,000 unsecured, loan at 9% interest due on demand from CRG, LLC.

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2002

In October 2002, the Company made interest payments of approximately $162,000 related to notes payable to shareholders and directors.

In June 2002, the Company acquired for $250,000, 10% of the equity in the NAP de las Americas-Madrid S.A. During the nine months ended December 31, 2002, the Company recognized approximately $380,000 in revenues from NAP de las Americas-Madrid S.A. In January 2003, the Company made an additional investment of $84,000 in NAP de Las Americas – Madrid S.A.

Included in the December 31, 2002 and March 31, 2002 balance sheet are amounts due from and to related parties including $5.0 million note receivable (Note 5), approximately $5.3 million and $7.2 million in notes payable (Note 5), approximately $3.1 million and $4.5 million in convertible debt (Note 7) and approximately $1.4 million and $950,000 in common stock subscriptions (Note 8).

Included in accounts receivable is a non-trade receivable of approximately $105,000 due from a related party. There is also a corresponding payable of approximately $59,000 to the same related party. The net receivable has been fully reserved.

Included in interest income is approximately $30,000 from a $5.0 million receivable from the Company’s Chief Executive Officer.

10. Information about the Company’s Operating Segments

As of December 31, 2002, and March 31, 2002, the Company had two reportable business segments, data center operations and real estate services. The data center operations segment provides Tier 1 NAP, Internet infrastructure and managed services in a data center environment. The real estate services segment constructs, develops and manages real estate projects. The Company’s reportable segments are strategic business operations that offer different products and services.

During the nine months ended December 31, 2001, the Company had an additional segment, telecom facilities management, which developed, managed and leased facilities catering primarily to the telecommunications industry. In conjunction with the Company’s change in its strategy related to its colocation facility in Santa Clara, California, the Company no longer considers the remaining operations to be separate from its other two segments. Therefore, amounts unrelated to the colocation facility have been reclassified in the prior period presentations to their respective December 31, 2002 segments.

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

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2002

The following presents information about reportable segments.

		Telecom
For the nine months	Data center	facilities	Real estate
ended December 31,	operations	management	services	Total

2002
Revenue	$8,131,306	$—	$3,576,699	$11,708,005
Loss from operations	(17,518,725)	—	(114,900)	(17,633,625)
Net loss	(31,463,708)	—	(105,458)	(31,569,166)

2001
Revenue	$1,299,174	—	$9,995,650	$11,294,824
Loss from operations	(18,948,758)	(9,621,680)	(2,740,042)	(31,310,480)
Net loss	(22,569,949)	(10,853,574)	(496,698)	(33,920,221)

Assets, as of
December 31, 2002	$70,342,990	$—	$5,697,320	$76,040,310
March 31, 2002	69,644,606	—	11,379,325	81,023,931

       A reconciliation of total segment loss from operations to loss before income taxes for the nine months ended December 31, 2002 and 2001 follows:

	For the nine months
	ended December 31,

	2002	2001

Total segment loss from operations	$(17,633,625)	$(31,310,480)
Interest income	88,663	86,225
Inducement on debt conversion	(4,871,245)	—
Interest expense	(9,106,006)	(6,442,876)
Other expense	(24,462)	(328,431)
Dividend on preferred stock	(22,491)	(19,244)
Gain on real estate held for sale	—	4,094,585

Loss before income taxes	$(31,569,166)	$(33,920,221)

11. Supplemental Cash Flow Information

     Supplemental cash flow information and non-cash operating, investing and financing activities are as follows:

	For the nine months ended
	December 31,

	2002	2001

	(unaudited)
Supplemental disclosures of cash flow information:
Cash paid for interest	$7,002,269	$5,491,688

Non-cash operating, investing and financing activities:
Warrants issued for services	502,100	944,113

Conversion of debt and related accrued interest to equity	4,205,686	—

Conversion of accounts payable to equity	361,491	—

Conversion of liabilities of discontinued operations to equity	370,000	—

Reduction of construction payables and property and equipment	904,156	—

Conversion of debt and related accrued interest to equity	17,080,476	—

Assets acquired under capital lease	—	4,293,762

Cancellation of warrants	—	614,822

Issuance of note payable for other asset	1,000,000	—

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2002

12. Subsequent Events

In February 2003, the Company received a $500,000 unsecured, 90-day loan at 10% interest from an individual.

* * * * *

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the information contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002, our Condensed Consolidated Financial Statements and elsewhere in this filing. The information is intended to facilitate an understanding and assessment of significant changes and trends related to our financial condition and results of operations.

     Our consolidated financial statements as of fiscal year-end March 31, 2002 were prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our independent auditors have issued a report dated July 12, 2002 stating that our recurring operating losses, negative cash flows, and liquidity deficit raise substantial doubt as to our ability to continue as a going concern. Investors in our securities should review carefully our financial statements and the report of our independent accountants thereon.

Overview

     We are a multinational facilitator of Internet connectivity and provider of Internet infrastructure and managed services. We are the owner and operator of the NAP of the Americas, one of the five Tier-1 Network Access Point in the world. The NAP of the Americas, the only carrier-neutral Tier-1 Network Access Point, or NAP, is located in Miami, Florida and provides peering, colocation and managed services to carriers, Internet service providers, and other Internet companies and enterprises. A carrier-neutral facility is one which enables customers to choose which carriers located at the NAP to conduct business with as opposed to carrier-operated NAPs where customers are obligated to deal with one carrier.

     Network Access Points (NAP) are locations where two or more networks meet to interconnect and exchange Internet traffic (traffic of data, voice, images, video and all forms of digital telecommunications), much like air carriers meet at airports to exchange passengers and cargo. Instead of airlines and transportation companies, however, participation in NAPs comes from telecommunications carriers, Internet Service Providers and large telecommunications and Internet users in general. Tier-1 NAPs are large centers that access and distribute Internet traffic and, following the airport analogy, operate much like large, international airport passenger and cargo transportation terminals or “hubs.”

     The NAP of the Americas provides a carrier-neutral connection point where telecommunications carriers can establish connections between and among their networks to exchange Internet traffic either without payment (a process known as “peering”) or for a fee (known as “transit”), and can purchase capacity from each other. The NAP of the Americas generates revenue:

•	by providing the location and equipment used by our carrier and non-carrier customers to peer or sell transit;

•	by providing premium-class space where carriers, Internet Service Providers, Application Service Providers, content providers, Internet businesses, telecommunications providers and enterprises house their equipment and their network facilities in order to be close to the traffic exchange connections that take place at the NAP. This is known as colocation. (Application Service Providers (ASPs) are third-party entities that manage and distribute software-based services and solutions to customers across a wide area network from a central data center. In essence, ASPs are a way for companies to outsource some or almost all aspects of their information technology needs); and

•	by providing a menu of related managed services, power management, and managed router services.

     We believe that the NAP of the Americas could become a primary channel of Internet traffic from Central and South America and the Caribbean to North America and Europe.

     We were founded in 1982. On April 28, 2000, Terremark Holdings, Inc. completed a reverse merger with AmTec, Inc., a public company. Contemporaneous with the reverse merger we changed our corporate name to Terremark Worldwide, Inc. and adopted “TWW” as our trading symbol on the American Stock Exchange. Historical information of the surviving company is that of Terremark Holdings, Inc.

     Prior to the merger, we were engaged in the development, construction, sale, leasing, management and financing of retail, high rise office complexes, mixed-use projects, condominiums, hotels and government assisted housing. After the merger, we have focused our business on becoming a facilitator of Internet connectivity and provider of Internet infrastructure and managed services. Currently, over 90% of our revenues are derived from peering, colocation and managed services. Development and construction activities are currently focused on build outs of technology facilities.

Industry

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

     We own and operate the fifth Tier-1 NAP, which is known as the NAP of the Americas, located at 50 NE 9th Street, Miami, Florida 33132, approximately five miles from our corporate headquarters. The NAP of the Americas is the only one of the five Tier-1 NAPs that enables customers to “colocate” equipment next to each other, and provides customers with other managed services. Using the airport analogy again, at the NAP of the Americas Internet traffic is exchanged, redirected to different destinations, and several managed services are provided, similar to what happens in air terminals with the provision of fuel, maintenance, spare parts, food, etc. The activity among the multiple participants at the NAP of the Americas creates a critical mass of customers and makes up a real and virtual market in which everyone can buy from and sell to each other and in which, in a unique manner, buyers and sellers share the same facilities and services.

     During the past year, the telecommunications and Internet infrastructure industry has come under economic and commercial pressure to restructure and reduce costs. While this uncertain environment has presented us with some challenges that are more fully set forth below, it is important to highlight some of the positive effects that the current industry situation has had on the growth of the NAP of the Americas. For example, as many telecom and Internet companies have been forced to reduce their overhead, the market of talented employees available to us has increased. As a result, we have been able to build a very robust Network Services Team, thereby reducing our reliance on third party vendors and consultants.

     Another positive side effect of the industry downturn is that many telecommunications carriers have discontinued plans to build their own data centers to provide high quality colocation space for their customers. This retrenchment, however, did not reduce their need to present their customers with competitive offerings that include highly conditioned, carrier-grade colocation facilities. Consequently, we believe that the NAP of the Americas has become an attractive solution for these telecommunications carriers because we built the facility specifically to address the needs of these telecommunications and enterprise customers. Although our significant investment in the NAP of the Americas has placed burdens on our financial resources, we believe that our strategy will be successful as our customers turn to us as an alternative to making these expenditures themselves.

Strategy

     The NAP of the Americas is neither a traditional data center, nor a traditional NAP. It combines exchange point services (to facilitate peering), carrier-grade colocation space and managed services. Our strategy is to leverage our experience as the owner and operator of the NAP of the Americas to develop and operate TerreNAP(SM) Data Centers, primarily in Europe and Latin America. TerreNAP(SM) Data Centers provide exchange point services (for peering or transit), colocation and managed services to carriers, Internet Service Providers, other Internet companies and enterprises. We intend to use our 20 years of experience in dealing with Latin America, the know-how gained through our designing, engineering, building and operating the NAP of the Americas and the expertise of our employees, many of whom were formerly executives with GTE, Nortel, AT&T, BellSouth and Telcordia, for example, to roll out additional TerreNAP(SM) Data Centers in our target markets.

     The NAP of the Americas provides the following value proposition to our customers:

•	Carrier-neutrality: Tier-1 telecommunications carriers are willing to colocate their equipment within our facility because they know that we will not give preference to any individual or group of customers.

•	Connectivity: The NAP’s connectivity allows our customers to access the NAP through almost any provider they choose, because virtually all significant network providers are present at the NAP.

•	“Zero-Mile” Access: Because the NAP provides carrier-grade colocation space directly adjacent to the peering point, there is minimal distance between the peering point and customers’ equipment, which reduces points of failure and cost and increases efficiency.

•	The NAP’s Service Level Agreements: Our agreements with our customers guarantee continuous uninterrupted power availability and environmental stability.

•	Lower Costs And Increased Efficiency: The combination of these attributes helps our customers reduce their total costs of providing services to their customers by eliminating local loop charges to connect their facility to the peering point, backhaul charges to and from connecting points, and the cost of redundancy to mitigate risks associated with increased points of failure along these routes.

     We expect that TerreNAP Data Centers that we deploy in Latin America and Europe will reflect these same characteristics.

     In February 2002, we entered into an agreement with Fundacao de Amparo a Pesquisa do Estado de Sao Paulo, the research foundation for the State of Sao Paulo, to operate and manage Brazil’s premier NAP created by FAPESP, which we have renamed the NAP do Brasil. Pursuant to the twenty year agreement, FAPESP turned over the exchange point to Terremark, which we intend to enhance and intend to move to new facilities modeled after the operational design of the NAP of the Americas within the next 12 months. FAPESP will receive 6% of the revenue generated by the enhanced NAP do Brazil for the first five years of operation, 5% during the following five years, and 1% during the last ten years. The term may be extended for an additional ten-year period, during which FAPESP would again receive 1% of the revenues. See "Our Model" section.

     In June 2002, we entered into an exclusive agreement with the Comunidad Autonoma de Madrid to develop and operate carrier-neutral network access points in Spain. As part of that agreement, the parties formed NAP de las Americas - Madrid S.A. to own and operate carrier-neutral NAPs in Spain, modeled after the NAP of the Americas. The shareholders in this new company are the Instituto Madrileno de Desarrollo — IMADE, the Camara Oficial de Comercio e Industria de Madrid, Red Electrica Telecomunicaciones, S.A., Telvent Desarrollos S.A., a subsidiary of Abengoa S.A., and Centro de Transportes de Coslada, S.A. At the time the NAP de las Americas — Madrid S.A. was formed we owned 1% of its equity, which we subsequently increased to 10%. We have the option to purchase up to another 30% of the shares owned by the Comunidad and the Camara at cost, plus LIBOR. We provided the technical and operational know-how for the development of an interim NAP which became operational in July 2002. Based on our expertise in designing, engineering, constructing and operating Tier-1 carrier-neutral NAPs, we will work with NAP de Las Americas — Madrid S.A. to select a permanent site, design the Madrid NAP and operate the business going forward. During the nine months ended December 31, 2002, we recognized approximately $380,000 in revenues from services billed to the NAP de Las Americas — Madrid S.A. See "Our Model" section.

     When these facilities are operational, we will have TerreNAP Data Centers at the major crossroads of Internet traffic. Miami, the home of the NAP of the Americas, is ranked by Telegeography, researcher and publisher of international telecom statistics, in its Packet Geography 2002 as the number one International Internet Hub City for Latin America and the Caribbean; Sao Paulo, where NAP do Brasil is located, is ranked second; and Madrid is the eleventh of the Top 50 International Internet Hub Cities in the

world. We believe the Madrid NAP will also benefit from Madrid’s strategic geographic location by serving as an Internet gateway to the European Union, North Africa and the Americas.

     We continue to explore other locations and have additionally targeted Mexico as another prospective hub city in Latin America for expansion.

     Our Model

     To implement our strategy and meet our current obligations we will need additional capital as more fully discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” In an effort to limit the additional capital required, our business model for expansion is best compared to that of a management company model in the hospitality industry. The model contemplates that a local in-country partner would own and fund the development and build-out of the facility in which the TerreNAP Data Center will be located. The facility will ideally be a ground-up development built to the exacting specifications required for a top level NAP (as is the case in Miami), but it may be located in an existing building that is retrofitted to conform to those specifications. We intend to control the operations of the NAP and be the primary tenant in our partners’ building sharing revenue via a long-term lease or management contract.

     Customers

     Our customer contracts have terms of between two years and ten years, with an average of five years. Our customer contracts do not allow for early termination before the stated maturity date and typically provide for penalties if they are cancelled prior to their expiration. For the three months ended December 31, 2002, approximately 90% of our revenues were generated from data services, including colocation, peering and managed services. Latin American Nautilus USA Inc. and Progress Telecom each accounted for more than 10% of data center revenue for both the three months and the nine months ended December 31, 2002.

Results of Operations

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

     Revenue. Total revenue increased $1.1 million to $2.8 million for the three months ended December 31, 2002.

     Data center revenue increased $1.9 million from $0.7 million for the three months ended December 31, 2001 to $2.6 million for three months ended December 31, 2002. The increase was attributable to increased sales of our peering, colocation and new managed services offered at the NAP, as a result of both an increase in our customer base and new managed services provided to existing customers. The data center revenue in the comparable period for the prior year was derived from sales of our peering and colocation services offered at the NAP.

     Development, commission and construction fees decreased approximately $0.7 million, or 87.5%, from $0.8 million for the three months ended December 31, 2001 to approximately $95,000 for the three months ended December 31, 2002. This decrease is a result of our exiting of the real estate business and reduction of our telecom facilities management operations.

     Management fees earned decreased approximately $209,000, or 86.0%, from $243,000 for the three months ended December 31, 2001 to approximately $34,000 for the three months ended December 31, 2002. The decrease is a result of our exiting the management of commercial and residential properties. As of December 31, 2002, the only facility we manage is TECOTA, the property in which the NAP of the Americas is located.

     Construction contract revenue was $147,000 for the three months ended December 31, 2002. No construction contract revenue was recognized in the comparable period in 2001. During the prior year’s comparable period, we were completing one contract, for which no revenues were recognized, while in the current year we are engaged in one new contract. We continue to pursue additional contracts.

     Data Center Operations Expenses—Excluding Depreciation. Data center operations expenses decreased $1.2 million, or 30.0%, from $4.0 million for the three months ended December 31, 2001 to $2.8 million for the three months ended December 31, 2002. The decrease was attributable to a reduction in rent expense for our NAP facilities. During the comparable period in fiscal year 2002, we incurred rent expense for both the NAP and Interim NAP locations as opposed to only the current NAP location in fiscal year 2003. With the exception of electricity and chilled water, the majority of our operating expenses are fixed in nature. We expect that our costs of electricity and chilled water will increase in the future as more customers utilize the NAP of the Americas.

     Construction Contract Expenses. Construction contract expenses decreased $169,000, or 55.8%, from $303,000 for the three months ended December 31, 2001 to $134,000 for the three months ended December 31, 2002. During the prior year’s comparable period, the expenses were attributable to one construction contract we completed. In the current year, the expenses relate to a new contract in process.

     General and Administrative Expenses. General and administrative expenses remained constant at $3.1 million for the three months ended December 31, 2001 and 2002. The significant components are personnel, rent, utilities and insurance.

     Sales and Marketing Expenses. Sales and marketing expenses remained constant at $1.0 million for the three months ended December 31, 2001 and 2002. The significant components are personnel, commissions, marketing and advertising.

     Depreciation and Amortization Expense. Depreciation and amortization expense decreased $1.0 million, or 43.5%, from $2.3 million for the three months ended December 31, 2001 to $1.3 million for the three months ended December 31, 2002. The decrease resulted primarily from the cessation of amortization related to intangible assets in accordance with current generally accepted accounting principles.

     Impairment of Long-Lived Assets. During the three months ended December 31, 2002, we recorded a $1.0 million impairment related to an investment in MedNAP L.L.C. During the three months ended December 31, 2001, no impairments were recorded.

     Interest Income. Interest income increased $30,000, from $6,000 for the three months ended December 31, 2001, due to interest income recorded on a $5 million note receivable from the Company’s Chief Executive Officer which began accruing interest in September 2002.

     Inducement on Debt Conversion. During the three months ended December 31, 2002, we incurred a non-cash expense of approximately $5.0 million related to the $15.8 million of our convertible debt that was converted to equity. The debt was converted at $0.75 per share, which was approximately 50% below the stated conversion price. This expense represents the fair value of the additional common shares issued by us as a result of the lower conversion price.

     Interest Expense. Interest expense decreased $0.3 million, or 9.7%, from $3.1 million for the three months ended December 31, 2001 to $2.8 million for three months ended December 31, 2002. This decrease was primarily due to the conversion of certain debt to equity.

     Other Expense. Other expense decreased from $0.7 million for the three months ended December 31, 2001 to $2,400 for the three months ended December 31, 2002 due primarily to the absence of non-core operations.

     Gain On the Sale of Real Estate Held for Sale. During the three months ended December 31, 2001, we sold one condominium unit and recorded a net gain of $0.1 million. Our last condominium unit was sold in the quarter ended March 31, 2002.

     Net Loss. Net loss increased $1.6 million, or 12.7%, from $12.6 million for the three months ended December 31, 2001 to $14.2 million for the three months ended December 31, 2002. Changes in operating results include an increase in inducement on debt conversion of $5.0 million which was partially offset by a decrease in depreciation and amortization of $0.9 million, decrease in data center operations expenses of $1.2 million, increase in data center revenue of $1.9 million, and impairment charge of $1.0 million.

Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001

     Revenue. Total revenue increased $0.4 million, or 3.5%, from $11.3 million for the nine months ended December 31, 2001 to $11.7 million for the nine months ended December 31, 2002.

     Data center revenue increased $5.7 million from $1.3 million for the nine months ended December 31, 2001 to $7.0 million for nine months ended December 31, 2002. The increase was attributable to increased sales of our peering, colocation and managed services offered at the NAP, as a result of an increase in our customer base and new managed services provided to existing customers. The NAP became operational on July 2001. The data center revenue in the comparable period for prior year was derived from our peering and colocation services offered at the Interim NAP and the NAP.

     Data center — contract termination fee was $1.1 million for the nine months ended December 31, 2002 and represents amounts received from one customer for the termination of their contracted services with the NAP of the Americas. No such fees were received during the nine months ended December 31, 2001.

     Development, commission and construction fees decreased approximately $2.6 million, or 92.9%, from $2.8 million for the nine months ended December 31, 2001 to approximately $171,000 for the nine months ended December 31, 2002. This decrease is a result of our exiting of the real estate business and telecom facilities management operations.

     Management fees earned decreased approximately $950,000, or 86.4%, from $1.1 million for the nine months ended December 31, 2001 to approximately $152,000 for the nine months ended December 31, 2002. The decrease is a result of our exiting the management of commercial and residential properties. As of December 31, 2002, the only facility we manage is TECOTA, the property in which the NAP of the Americas is located.

     Construction contract revenue decreased $2.9 million, or 46.8%, from $6.2 million for the nine months ended December 31, 2001 to $3.3 million for the nine months ended December 31, 2002. During the prior years’ period, we were completing one contract while in the current year we are engaged in one new contract and continue to pursue other construction contracts.

     Data Center Operations Expenses-Excluding Depreciation. Data center operations expenses increased $0.5 million, or 6.2%, from $8.1 million for the nine months ended December 31, 2001 to $8.6 million for the six months ended December 31, 2002. The increase was attributable to the operation of the NAP for nine months in fiscal 2003 versus six months for the comparable period in the prior year. This increase was partially offset by decreases in rent expense and in expenses during the three months ended December 31, 2002. Data center operations consist mainly of rent, operations personnel, electricity, chilled water and security services. With the exception of electricity and chilled water, the majority of these expenses are fixed in nature. We expect that our costs of electricity and chilled water costs will increase in the future as more customers utilize the NAP of the Americas.

     Start-Up Costs-Data Centers. There were no start-up costs recorded for the nine months ended December 31, 2002. Start-up costs were approximately $3.4 million for the nine months ended December 31, 2001 and primarily relate to the NAP of the Americas.

     Construction Contract Expenses. Construction contract expenses decreased $2.1 million, or 42.0%, from $5.0 million for the nine months ended December 31, 2001 to $2.9 million for the nine months ended December 31, 2002. The decrease is attributable to fewer construction contracts.

     General and Administrative Expenses. General and administrative expenses decreased by $2.4 million, or 20.0%, from $12.0 million for the nine months ended December 30, 2001 to $9.6 million for the nine months ended December 31, 2002. This decrease is attributable to the decrease in our personnel and corporate infrastructure related to non-core assets.

     Sales and Marketing Expenses. Sales and marketing expenses increased by $0.2 million, or 7.1%, from $2.8 million for the nine months ended December 31, 2001 to $3.0 million for the nine months ended December 31, 2002. The increase was attributable to an increase in commissions. The significant components are personnel, commissions, marketing and advertising.

     Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $1.0 million, or 20.0%, from $4.9 million for the nine months ended December 31, 2001 to $3.9 million for the nine months ended December 31, 2002. This decrease was due to the cessation of amortization of goodwill and intangible assets in accordance with current accounting standards, resulting in a decrease of $2.4 million in amortization which was offset by an increase in depreciation of approximately $1.8 million primarily from assets of the NAP of the Americas and a decrease in depreciation for approximately $0.4 million related to the colocation facility in Santa Clara and non core assets.

     Impairment of Long-Lived Assets. During the nine months ended December 31, 2002 we recorded $350,000 in expected carrying costs through March 2003 for our facility in Santa Clara. The alternatives for this facility are to sublease it or to sell our leasehold interest. In addition, we recorded a $1.0 million impairment related to an investment in MedNAP L.L.C. During the nine months ended December 31, 2002, we evaluated the carrying value of our remaining long-lived assets and determined that no additional impairment is required. The approximate $2.3 million carrying value at December 31, 2002 in goodwill related to our acquisition of Post Shell could be impaired in future periods if we are unable to obtain anticipated future construction contracts. We also evaluated the carrying value of our Technology Center of the Americas, LLC (“Tecota”) promote interest and determined that no additional impairment is required. The approximate $900,000 carrying value at December 31, 2002 of intangible assets related to our TECOTA promote interest could be impaired in future periods if TECOTA is unable to obtain additional tenants.

     Inducement on Debt Conversion. During the three months ended December 31, 2002, we incurred an expense of $5.0 million related to the $15.8 million of our convertible debt that was converted to equity. The debt was converted at $0.75 per share, which was approximately 50% below the stated conversion price. This expense represents the fair value of the additional common shares issued by us as a result of the lower conversion price.

     Interest Expense. Interest expense increased $2.7 million, or 42.2%, from $6.4 million for the nine months ended December 31, 2001 to $9.1 million for nine months ended December 31, 2002. The increase was due to an increase of $22.1 million in the average debt balance outstanding, resulting primarily from $5.8 million in additional convertible debt, $18.2 million in notes payable, offset by a $1.9 million decrease in construction payables.

     Gain On the Sale of Real Estate Held for Sale. In July 2001, we sold Fortune House II for $17.2 million and recorded a gain of approximately $3.9 million. During the nine months ended December 31, 2001, we sold five condominium units and recorded a net gain of $0.2 million. The last condominium unit was sold in the quarter ended March 31, 2002. Therefore, there was no real estate sold during the nine months ended December 31, 2002.

     Net Loss. For the reasons set forth above, net loss decreased $2.3 million, or 6.8%, from $33.9 million for the nine months ended December 31, 2001 to $31.6 million for the nine months ended December 31, 2002.

Liquidity and Capital Resources

     Cash used in operating activities for the nine months ended December 31, 2002 was $16.7 million compared to cash used in operating activities of $29.5 million for the nine months ended December 31, 2001. The decrease of approximately $12.8 million was primarily the result of an increase in trade payables and other liabilities of approximately $7.7 million and the gain on sale of real estate of $4.1 million in the previous period.

     Cash used in investing activities for the nine months ended December 31, 2002 was $1.1 million compared to cash used in investing activities of $33.4 million for the nine months ended December 31, 2001 primarily as a result of decrease in the purchase of property and equipment due to the completion of the NAP of the Americas build-out in fiscal year 2002. The fiscal year 2002 period included approximately $16.8 million in cash from the sale of real estate. No real estate was sold in the current period.

     Cash provided by financing activities for the nine months ended December 31, 2002 was $18.1 million compared to cash provided by financing activities of $59.3 million for the nine months ended December 31, 2001, a decrease of $41.2 million. The prior period includes the incurrence of debt and new borrowings of $77.5 million primarily relating to the NAP of the Americas offset by loan payments of $26.4 million. The current period includes $17.0 million from the sale of common stock and common stock warrants offset by payments on construction payables of $3.3 million.

     Through December 31, 2003, $94.8 million of our liabilities, including notes, construction and other trade payables, are or will come due. Additionally, as of December 31, 2002, $14.9 million of Convertible Subordinated Debentures are in default and have been classified as a current liability. We had a net working capital deficit of approximately $107.0 million and stockholder’s deficit of approximately $36.9 million at December 31, 2002 and incurred a net loss of approximately $31.6 million for the nine months then ended.

     Even if we are successful in retiring or extending the term of our debt obligations maturing over the next 12 months, we expect that we will need at least $15 million in debt or equity financing to fund our business operations during the next 12 months. Historically, we have met our liquidity needs primarily through obtaining additional debt financing and the issuance of equity interests. Some of our debt financing was either provided by or guaranteed by Manuel D. Medina, our Chief Executive Officer and Chairman of the Board. In prior periods we also successfully shut down or disposed of our remaining non-core operations and implemented a series of expense reductions to reduce our liquidity needs. Our current liquidity needs are primarily related to working capital and debt service. We have developed a plan to continue operating through the next 12 months. Actual funding requirements are dependent upon our ability to meet expectations and will be significantly impacted if some or all of the following assumptions, which underlie the expectations are not met:

•	closing of the transactions to convert approximately $22.6 million of our debt to Cupertino and Kinetics into equity at $0.75 per share;

•	amending and extending our $44 million note payable with Ocean Bank;

•	signing of and commencement of receipt of revenues on additional customer contracts at NAP of the Americas; and

•	no funding under any of our guarantees.

     We have identified additional potential customers and are actively marketing to them available services at the NAP of the Americas. Our plan is predicated on obtaining additional customer contracts by December 31, 2003, which on an annual basis will generate revenues of approximately $20 million. Our sales plan includes three main components — continuing to target enterprises that can take advantage of the services offered at the NAP of the Americas; selling new services to existing captive customers; and targeting the government sector.

     We also continue to seek sources of additional debt and equity financing. Our discussions have been focused on private investor groups and strategic investors. The potential structures that we have discussed include secured convertible debt and equity investments. Our failure to obtain negotiate modified terms with existing creditors and additional debt or equity financing will result in liquidity problems and require us to curtail, in whole or in part, current operations. There can be no assurances that our plan will be adequately implemented in the time frame contemplated, even if such funds are obtained. Further, any additional equity financing if obtained, will be dilutive to existing stockholders. Our ability to obtain financing may be adversely affected by future declines in the technology sector and general economic conditions. As a result of these matters, substantial doubt exists about our ability to continue as a going concern.

     On November 8, 2002, CRG, LLC entered into an agreement with Cupertino Electric, Inc. to purchase our entire $18.5 million construction payable to Cupertino. On November 11, 2002, we entered into an agreement with CRG that provides us the option, upon the closing of the purchase of our debt by CRG from Cupertino, to repay the entire debt at a discount by either issuing shares of our common stock valued at $0.75 per share or making a cash payment. Our option must be exercised simultaneously with the closing of CRG’s purchase of our debt from Cupertino. CRG and Cupertino have extended the closing of their transaction to March 31, 2003. If the purchase by CRG of our debt from Cupertino closes on or before March 31, 2003, we may choose to pay $9.9 million in cash or issue 24,666,667 shares.

     Our debt to Cupertino matured on October 31, 2002 and has not been repaid. As part of the agreement between CRG and Cupertino, Cupertino has agreed not to enforce any of its rights against us, but in order to preserve its rights, on November 8, 2002, Cupertino filed an action to enforce the rights it had acquired by virtue of a construction lien. Cupertino has agreed that it will not seek to enforce its rights until the closing of the purchase of our debt by CRG. CRG has agreed that it will dismiss the action upon the closing. If the purchase of our debt by CRG does not occur before March 31, 2003, the standstill and the agreement between CRG and Cupertino will expire, and we will continue to owe the $18.5 million to Cupertino. As a procedural matter, Cupertino will now serve the complaint on the defendants in this suit in order to avoid dismissal.

     On December 5, 2002, CRG, LLC entered into an agreement with Kinetics Mechanical Services, Inc. and Kinetics Systems Inc. to purchase our entire $4.1 million construction payable to Kinetics Mechanical Services, Inc. and Kinetics Systems Inc. On December 5, 2002, we entered into an agreement with CRG that provides us the option, upon the closing of the purchase of the debt by CRG from Kinetics Mechanical Services, Inc. and Kinetics Systems Inc., to repay the entire debt at a discount by either issuing shares of our common stock valued at $0.75 per share or making a cash payment. Our option must be exercised simultaneously with the closing of CRG’s purchase of the debt from Kinetics Mechanical Services, Inc. and Kinetics Systems Inc. CRG and Kinetics subsequently extended the closing of their transaction to March 31, 2003. If the purchase by CRG of our debt from Kinetics closes on or before March 31, 2003, we may choose to pay $2.4 million in cash or issue 5,466,667 shares.

     On November 1, 2002 and November 5, 2002, approximately $2.8 million and $1.0 million of our debt owed to Kinetics came due. As part of the agreement between CRG and Kinetics, Kinetics has agreed not to enforce any of its rights against us but, in order to preserve its rights, on December 2, 2002 Kinetics filed an action to enforce the rights it had acquired by virtue of a construction lien. Kinetics has agreed that it will not seek to enforce its rights until the closing of the purchase of our debt by CRG. CRG has agreed that it will dismiss the action upon the closing. If the purchase of our debt by CRG does not occur before March 31, 2003 the standstill and the agreement between CRG and Kinetics will expire, and we will continue to owe the $4.1 million to Kinetics. As a procedural matter, Kinetics has now served the complaint on the defendants in this suit in order to avoid dismissal.

     CRG was created by a group of our shareholders, for the purpose of buying our debt from Cupertino and Kinetics. None of these shareholders were or currently are our officers or directors of our Company. In addition, there is no affiliation between CRG and Cupertino or Kinetics. CRG is managed by Mr. Christian Altaba.

     Our indebtedness with Ocean Bank of $44.0 million contains a cross-default provision linked to a default under our debt agreements with Cupertino and Kinetics. The current default under our debt with Cupertino and Kinetics would allow Ocean Bank to declare a default under our credit agreement. In addition, as of February 14, 2003, we have not paid to Ocean Bank approximately $1.0 million of accrued interest. We are currently negotiating a restructuring of our debt with Ocean Bank. We have obtained a letter from Ocean Bank waiving any default under our credit agreement with them resulting from the past due interest and from a default under our indebtedness to Cupertino or Kinetics. This waiver from Ocean Bank is effective until March 31, 2003.

     On October 15, 2002, one of our subsidiaries entered into a joint venture agreement to develop and operate a HIPPA compliant network access point at the NAP of the Americas in Miami, Florida. Our subsidiary currently owns 10% of the outstanding membership interests of MedNAP L.L.C., the joint venture company. We acquired the 10% interest by issuing a $1.0 million promissory note. Payments are due in equal installments of $55,556 together with accrued interest monthly commencing on November 1, 2002. The joint venture company has entered into a service agreement with the NAP of the Americas. As of February 14, 2003, we have not made the first payment related to the MedNAP L.L.C. promissory note. Accordingly, this note is in default. We are currently negotiating an extension.

     We have not paid approximately $463,000 and $372,000 of accrued interest due December 31, 2002 and September 30, 2002, respectively, on our convertible debentures. As a result, $14.9 million of these convertible debentures are in default and classified as a current liability in our December 31, 2002 balance sheet. During November 2002, we made an offer to all of the holders of the convertible debentures to convert their debentures, including accrued interest as of September 30, 2002, into our common shares at the lower of their current conversion price or $0.75. Approximately $26.4 million of the convertible debentures have stated conversion prices in excess of $0.75 per share. As of December 31, 2002, approximately $15.8 million of the convertible debt and accrued interest of approximately $520,000 was converted to equity. As a result, we recognized an expense of $5.2 million inducement on debt conversion which represents the fair value of the additional common shares issued as a result of the lower conversion price.

     The holders of some of our convertible debt had a 30 day period during January 2003 to require us to repay the outstanding principal balance. As of February 14, 2003, eight holders of the convertible debentures, representing a total principal balance of approximately $1.0 million, requested an acceleration of payment. We are obligated to make this payment by March 31, 2003.

     We have not paid the remaining balance due under a $686,000 note to a financial institution. Accordingly this note is in default. We are currently negotiating an extension.

     We are currently past due on our monthly rent payments for the months of January and February 2003 to the Technology Center of the Americas LLC totaling approximately $550,000.

Debt and Equity Activity

     Between October 2002 and February 2003, we borrowed an aggregate of $5,601,000 of short-term debt bearing interest at 10%, including $53,000 from our Chief Executive Officer and $110,000 from members of our board of directors. We repaid $133,000 including the loan from our Chief Executive Officer.

     On October 30, 2002 we entered into an agreement with an individual to assist us in raising capital. We issued warrants to purchase $1.2 million shares of our common stock at $0.75 per share to this individual together with a cash payment of $180,000 as an advance for future capital raised. This individual is a director of a corporation which lent us $3 million in October 2002.

     In May 2001, we issued 294 shares of Series H redeemable convertible preferred stock for $500,000. The preferred stock provides for a preferential annual dividend of $102 per share and is initially convertible into 294,000 shares of common stock. The preferred stock is redeemable at $1,700 per share plus unpaid dividends at the request of the holder on the earlier of June 1, 2005 or termination of a service agreement between us and the holder.

     Our debt financing as of December 31, 2002 primarily includes the following:

•	$12.2 million in principal amount of subordinated convertible debt. Interest accrues at 13%, and is payable quarterly. The debt matures on December 31, 2005 and is convertible into shares of our common stock at $1.82 weighted average conversion price. We are permitted to prepay the debentures, which will entitle holders to warrants or a premium over their outstanding principal declining from 103% in 2003 at the rate of 1% per year.

•	$2.8 million in principal amount of subordinated convertible debt. Interest accrues at 13.125%, and is payable quarterly. The debt matures on August 30, 2004 and is convertible into shares of our common stock at a $0.61 weighted average conversion price We are permitted to prepay the debentures.

•	$44.0 million loan from Ocean Bank. Interest accrues at 7.50%, payable monthly, with principal balance due September 2003. Maturity date may be extended for two six-month periods subject to certain conditions.

•	$3.5 million under various capital lease arrangements, with various terms, secured by equipment.

•	$0.7 million under a loan from a commercial bank secured by liens on certain assets and personal guarantees of a director and certain of our shareholders which loan was due December 31, 2002. As a result of not having paid this amount, the financial institution may declare a default under the note.

•	$5.3 million of short term financing borrowed from related parties, including some directors, shareholders and members of our executive management team.

•	$6.2 million of other short-term debt.

Guarantees and Commitments

     In addition to our operating commitments, we have made certain guarantees. The Technology Center of the Americas, LLC, (“TECOTA”) where the NAP of the Americas is located, obtained $48.0 million of equity and $61.0 million of construction financing to fund the construction of TECOTA during November 2000. During September 2001, our guaranty of the construction financing was reduced from approximately $60.6 million to $5.5 million. As of December 31, 2002, TECOTA had accounts payable and accrued expenses of $1.7 million and debt of $35.4 million. We do not expect to fund any amounts under our guarantee.

     We lease space for our operations, office equipment and furniture under non-cancelable operating leases. Some equipment is also leased under a capital lease, which is included in leasehold improvements, furniture and equipment. The following represents the minimum future operating and capital lease payments for these commitments, as well as the combined aggregate maturities for the following obligations for each of the twelve months ended December 31.

	Capital lease	Operating	Notes	Convertible
	obligations	leases	payable(1)	debt	Total

2003	$2,058,433	$6,030,218	$55,702,663	14,905,000	$78,696,313
2004	1,164,225	6,015,977	270,223		7,450,425
2005	229,023	5,688,754	48,000		5,965,777

	Capital lease	Operating	Notes	Convertible
	obligations	leases	payable(1)	debt	Total

2006	10,951	5,588,096	48,000	—	5,647,047
2007	8,326	5,367,928	13,561	—	5,389,815
Thereafter	—	71,743,183	—	—	71,743,184

	$3,470,958	$100,434,156	$56,082,447	$14,905,000	$174,892,561

(1)	Included in the 2003 notes payable is our $44.0 million credit facility with Ocean Bank. Although this facility matures during September 2003, we have the option to exercise two six-month extension periods each at a cost of 0.5% of the principal balance outstanding and a principal repayment of $2.5 million. During each extension period, a $250,000 monthly principal repayment plus interest is due.

As a result of our sale of common shares in August 2002 at $0.58 per share, we are committed to issue an additional 3.6 million shares to NAP de las Americas-Madrid S.A. As of the filing of this Form 10-Q, these shares have not yet been issued.

New Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This Interpretation provides guidance for determining a primary beneficiary period. The effective date of Interpretation No. 46 is the first interim period beginning after June 15, 2003 for variable interest entities acquired before February 1, 2003 and immediately to variable interest entities created after January 31, 2003. We do not expect the adoption of SFAS issued Interpretation No. 46, effective beginning on July 1, 2003, to have a material effect on our financial statements.

     On December 31, 2002, the FASB issued FASB Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation — Transition and Disclosure, amending FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. This Statement amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. We do not expect the transition provisions to have a material effect on our financial position, results of operations or cash flows.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” For guarantees issued or modified after December 31, 2002, a liability shall be recognized for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for interim and annual financial statements for periods ending after December 15, 2002. We do not expect the adoption of

SFAS issued Interpretation No. 45, effective January 1, 2003, to have a material effect on our financial statements.

     As of April 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets that have indefinite lives are not amortized but rather are tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The goodwill impairment test however, involves a two-step approach. Initially the fair value of a reporting unit is compared with its carrying amount, including goodwill, to identify potential impairment. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for the excess, if any, of the carrying value of goodwill over the implied fair value of goodwill (similarly to the manner it is determined in a business combination). Intangible assets that have finite useful lives continue to be amortized over their useful lives. Generally, under previous accounting standards, these assets were being amortized over 5 years.

     As of April 1, 2002, we adopted Statement of Financial Accounting Standards No. 144 (FASB 144), Accounting for the Impairment or Disposal of Long-Lived Assets. FASB 144 supercedes FASB 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business. FASB 144 retains the requirements of FASB 121 for recognition and measurement of an impairment loss on long-lived assets, and establishes a single accounting model for all long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The adoption of FASB 144 has had no impact on our December 31, 2002 financial results.

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

Forward-Looking Statements

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

     All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances that arise after the filing of this Form 10-Q.

Risk Factors

     We need substantial additional funding to continue our operations. From the time of our merger through December 31 2002, we have incurred operating losses of approximately $193.0 million. Our cash flows from operating activities for the years ended December 31, 2001 and 2002 and for the nine months ended December 31, 2002 were negative. We have funded our operations through the sale of debt and equity securities and bank borrowings. Future financing may not be available to us on acceptable terms or at all. If future financing requirements are satisfied through the issuance of equity securities, investors may experience significant dilution both in terms of their percentage ownership interest. While we are actively seeking strategic solutions to our funding issues, we may not be able to continue as a going concern.

     Our substantial leverage could adversely affect our ability to fulfill our obligations and operate our business. As of December 31, 2002, our total liabilities were approximately $112.4 million, and our total shareholders’ deficit was $36.9 million. We will incur additional debt to finance working capital, capital expenditures and other general corporate purposes. Our substantial debt could have important consequences to you, including the following:

•	our substantial leverage increases our vulnerability to economic downturns and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to those of our competitors that are less leveraged;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and our industry and could limit our ability to pursue other business opportunities, borrow more money for operations or capital in the future and implement our business strategies;

•	our level of debt may restrict us from raising additional financing on satisfactory terms to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and other general corporate requirements; and

•	covenants in our debt instruments limit our ability to pay dividends or make other restricted payments and investments.

     Expenditures commence well before a TerreNAPSM Data Center opens, and it may take an extended period for us to approach break-even capacity utilization. It takes a significant period of time to select the appropriate location for a new TerreNAPSM Data Center, construct the necessary facilities, install equipment and telecommunications infrastructure and hire operations and sales personnel. As a result, we expect that individual TerreNAPSM Data Centers will experience losses for more than one year from the time they are opened. As a part of our TerreNAPSM Data Center strategy, we intend to rely on third-parties to defer our development costs. If we are unable to establish third-party resources, we may delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities, making it difficult for us to generate additional revenue and to respond to competitive pressures.

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

     We expect to continue to make additional significant investments in sales and marketing as part of our expansion strategy. We will incur expenses from sales personnel hired to test market our services in markets where there is no TerreNAP(SM) Data Center. The increase in our sales and marketing efforts may not result in increased sales of our services.

     Our ability to generate increased revenue is substantially dependent on the willingness of potential customers to locate their critical operations at our facilities. Our ability to attract new customers will depend on a variety of factors, including the willingness of carriers to peer at our facilities, the willingness of businesses to outsource their mission-critical data operations, the reliability and cost-effectiveness of our services and our ability to effectively market such services. We intend to develop alternative distribution and lead generation relationships with potential channel partners. Any failure by us to develop these relationships could materially and adversely impact our ability to generate increased revenues.

     We depend on a limited number of third party suppliers for key components of our infrastructure, and the loss of one or more suppliers may slow our growth or cause us to lose customers. For example, the flywheel electrical generators that we use for power backup at the NAP of the Americas and the routers used as part of our peering infrastructure are available only from sole or limited sources in the quantities and quality demanded by us. We purchase these components and technology assistance pursuant to short term agreements. We do not carry inventories of components and we have no guaranteed supply or service arrangements with any of these vendors. Any failure to obtain required products or services on a timely basis at an acceptable cost would impede the growth of our business.

     Our operations in Brazil and Spain expose us to risks not faced by companies transacting business only in the United States. We have operations in foreign countries, including NAP facilities, sales personnel and customer support operations in Sao Paulo, Brazil and Madrid, Spain. We intend to expand to other international locations in the future. These operations are subject to economic risks inherent in doing business in foreign countries, including the following:

•	Disruptions in Foreign Markets. Disruptions in financial markets and the deterioration of the underlying economic conditions in the past in some countries could have an impact on our sales to customers located in, or whose end-user customers are located in, these countries.

•	Fluctuations in Currency Exchange Rates. Currency instability in geographic markets other than the United States may make our services more expensive than services offered by others that are priced in the local currency. Moreover, many of the costs associated with our operations located outside the United States are denominated in local currencies. As a consequence, the increased strength of local currencies against the U.S. dollar in countries where we have foreign operations would result in higher effective operating costs and, potentially, reduced earnings. Currently, we do not hedge our foreign exchange risk. We cannot assure you that fluctuations in foreign exchange rates will not have a negative effect on our operations and profitability.

•	Longer Payment Cycles. Our customers outside of the United States are often allowed longer time periods for payment than our U.S. customers. This increases the risk of nonpayment due to the possibility that the financial condition of particular customers may worsen during the course of the payment period.

•	Tariffs, Duties, Limitations on Trade and Price Controls. Our international operations are affected by limitations on imports, currency exchange control regulations, transfer pricing regulations, price controls and other restraints on trade. In addition, the governments of some countries in which we have operations, have the ability to exercise significant influence over many aspects of their domestic economies and international trade.

•	Potential Adverse Tax Consequences. Our international operations create a risk of potential adverse tax consequences, including imposition of withholding or other taxes on payments by our customers.

•	Credit and Access to Capital Risks. Our international customers could have reduced access to working capital due to higher interest rates, reduced bank lending resulting from contractions in the money supply or the deterioration in the customer’s or its bank’s financial condition, or the inability to access other financing.

•	Distributions and other payments from our subsidiaries and affiliates may be subject to foreign taxes. Distributions of earnings and other payments, including interest, we receive from our subsidiaries and affiliates may be subject to withholding taxes imposed by the jurisdictions in which these entities are formed or operating. These taxes would reduce the amount of after-tax cash we would receive from these entities.

•	New Competitors and Competitive Environment. As we expand our operations in markets outside the United States, we will also encounter new competitors and competitive environments. Our foreign competitors may enjoy a government-sponsored monopoly on telecommunications services essential to our business, and will generally have a better understanding of their local industry and longer working relationships with local infrastructure providers.

     The market for Internet infrastructure services is extremely competitive and subject to rapid technological change. Our current and potential competitors include providers of data center services, global, regional and local telecommunications companies and Regional Bell Operating Companies, and information technology outsourcing firms. We expect to encounter increased competition in the future due to increased consolidation and the development of strategic alliances in the industry. In addition, we will compete with foreign service providers as we expand internationally and as these service providers increasingly compete in the United States market. The principal competitive factors in our market include:

•	Ability to deliver services when requested by the customer.

•	Internet system engineering and other professional services expertise.

•	Customer service.

•	Network capability, reliability, quality of service and scalability.

•	Variety of managed services offered.

•	Access to network resources, including circuits, equipment and interconnection capacity to other networks.

•	Broad geographic presence.

•	Price.

•	Ability to maintain and expand distribution channels.

•	Brand name recognition.

•	Timing of introductions of new services.

•	Physical and network security.

•	Financial resources.

•	Customer base.

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

     We believe that we have competitive advantages but there are few barriers to entry. We are the only carrier-neutral NAP. Nevertheless, there are few substantial barriers to entry to the colocation and managed services market, and we expect to face additional competition from existing competitors and new market entrants in the future.

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

     We are dependent on key personnel and the loss of these key personnel could have a material adverse effect on our success. We are highly dependent on the services of Manuel D. Medina, our Chairman. In an attempt to reduce costs, we have eliminated some management positions. Our potential growth and expansion and the merger and integration of separate businesses, are expected to place increased demands on our management skills and resources. Therefore, our success also depends upon our ability to hire and retain additional skilled and experienced management personnel. Employment and retention of qualified personnel is important due to the competitive nature of our industry.

     If the price of our shares remains low or our financial condition continues to deteriorate, we may be delisted by the American Stock Exchange. Our common stock currently trades on the American Stock Exchange (Amex). The Amex requires companies to fulfill specific requirements in order for their shares to continue to be listed. The securities of a company may be considered for delisting if:

i.	the financial condition and/or operating results of the company appear to be unsatisfactory;

ii.	it appears that the extent of public distribution or the aggregate market value of the securities has become so reduced as to make further dealings on the Amex inadvisable, or

iii.	the company has sustained losses which are so substantial in relation to its overall operations or its existing financial condition has become so impaired that it appears questionable whether the company will be able to continue operations and/or meet its obligations as they mature.

     For example, the Amex may consider suspension or delisting of a stock if the stock has been selling for a substantial period of time at a low price per share. Our common stock has been trading at relatively low prices for the past eighteen months and we have sustained net losses for the past three fiscal years. Therefore, our common stock is at risk of being delisted by the Amex. If our shares are delisted from the Amex, our stockholders could find it difficult to sell our stock. To date we have had no communication from the Amex regarding delisting.

     If our common stock is delisted from the Amex, we may apply to have our shares quoted on Nasdaq’s Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. The Bulletin Board and the “pink sheets” are generally considered to be less efficient markets than the Amex. In addition, if our shares are no longer listed on the Amex or another national securities exchange in the United States, our shares may be subject to the “penny stock” regulations. If our common stock were to become subject to the penny stock rules it is likely that the price of our common stock would decline and that our stockholders would find it difficult to sell their shares.

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

     To date, all of our recognized revenue has been denominated in U.S. dollars, generated mostly from customers in the U.S., and our exposure to foreign currency exchange rate fluctuations has been minimal. We expect that future revenues may be derived from operations outside of the U.S. and may be denominated in foreign currency. As a result, our operating results or cash flows may be impacted due to currency fluctuations relative to the U.S. dollar.

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

     ITEM 4. Controls and Procedures.

     Quarterly evaluation of Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Quarterly Report, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls), and our “internal controls and procedures for financial reporting” (Internal Controls). This evaluation (the Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

     Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure Controls are also designed with the objective of ensuring that the information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

     Limitations on the Effectiveness of Controls. Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and fraud. A control system, no matter how well operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Scope of the Evaluation. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls’ objectives and design, the controls’ implementation and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our Internal Controls are also evaluated by our independent auditors in connection with their audit and review activities. The overall goals of these evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

     Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the Internal Controls. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

     In accord with SEC requirements, the CEO and CFO note that, since the date of the Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Conclusions. Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to Terremark Worldwide and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

     On November 8, 2002, Cupertino Electric, Inc. filed a complaint against Terremark Worldwide, Inc., Terremark Technology Contractors, Inc. and Technology Center of the Americas, Inc. in the Miami-Dade County Circuit Court Eleventh Judicial Circuit. Cupertino Electric asserted a claim of breach of contract and seeks to foreclose on a construction lien each in an amount of approximately $15 million together with interest. In connection with an agreement between Cupertino Electric and CRG LLC, Cupertino Electric has agreed not to enforce any of its rights against the named defendants pending the closing of the agreement. Upon closing, Cupertino Electric will dismiss the action. CRG and Cupertino have extended the closing of their transaction to March 31, 2003.

     On December 2, 2002, Kinetics filed a complaint against Terremark Worldwide, Inc., Terremark Technology Contractors, Inc. and Technology Center of the Americas, Inc. in the Miami-Dade County Circuit Court Eleventh Judicial Circuit. Kinetics asserted a claim of breach of contract and seeks to foreclose on a construction lien each in an amount of approximately $2.8 million not including interest. In connection with an agreement between Kinetics and CRG LLC, Kinetics has agreed not to enforce any of its rights against the named defendants pending the closing of the agreement. Upon closing, Kinetics will dismiss the action. CRG and Kinetics subsequently extended the closing of their transaction to March 31, 2003.

ITEM 3. Defaults Upon Senior Securities.

     We have 13% Subordinated Convertible Debentures and 13.125% Subordinated Convertible Debentures. We did not pay the regularly scheduled interest payments of $651,000 and $184,000 due December 31, 2002 on the 13% Subordinated Convertible Debentures and 13.125% Subordinated Convertible Debentures, respectively. Under the terms of the debentures, an Event of Default occurred on October 10, 2002. The $14.9 million outstanding principal balance of the debentures has consequently been classified as a current liability in our December 31, 2002 balance sheet. As of February 14, 2003, no holder of the debentures has requested an acceleration of payment. The debentures have an average conversion price of $1.82 and $0.61 for the Subordinated Convertible Debentures issued at 13% and 13.125%, respectively. We have made an offer to all of the holders of the debentures to convert their debentures into our common shares at a conversion price of $0.75.

ITEM 4. Submission Of Matters To A Vote Of Security Holders.

     We held our 2002 Annual Meeting of Stockholders on November 15, 2002. The holders of 222,631,074 shares of stock were entitled to vote at the Annual Meeting.

     At our 2002 Annual Meeting of Stockholders, our stockholders met to consider and vote upon the following proposals: (1) a proposal to elect the directors of the Company to hold office for a one year term or until their successors are elected and qualified and (2) a proposal to approve an amendment to our Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 300,000,000 to 400,000,000.

PROPOSAL 1: The following individuals were elected as Directors of the Company to hold office until their successors are elected and qualified.

	FOR	AGAINST	WITHHELD

Manuel D. Medina	142,438,889	0	288,654
Guillermo Amore	142,455,903	0	271,640
Timothy Elwes	142,455,403	0	272,140
Jose Maria-Figueres Olsen	142,455,403	0	272,140
Marvin S. Rosen	142,455,903	0	271,640
Miguel Rosenfeld	142,447,403	0	280,140
Joel A. Schleicher	142,459,403	0	268,140
Kenneth I. Starr	142,455,703	0	281,840
Joseph R. Wright, Jr.	142,444,903	0	282,640

PROPOSAL 2: The proposal to approve an amendment to our Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 300,000,000 to 400,000,000 was approved as follows:

FOR	AGAINST	WITHHELD

141,432,443	1,172,675	122,425

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

     (b)  No reports were filed on Form 8-K during the third quarter of the fiscal year ended March 31, 2003.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of February 2003.

TERREMARK WORLDWIDE, INC.

By: /s/ MANUEL D. MEDINA Manuel D. Medina, Chairman of the Board, President and Chief Executive Officer

By: /s/ JOSÉ A. SEGRERA José A. Segrera, Chief Financial Officer (Principal Accounting Officer)

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

Date: February 14, 2003

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

Date: February 14, 2003

/s/ JOSÉ A. SEGRERA Jose A. Segrera Chief Financial Officer Principal Accounting Officer