Form 10-K
period 2003-03-31
TERREMARK WORLDWIDE INC
filed 2003-06-30
CIK 912890

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended March 31, 2003

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

NONE

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

      The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on September 30, 2002, was approximately $42,505,087, based on the closing market price of the registrant’s common stock ($0.34) as reported by the American Stock Exchange on such date.

      The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of June 25, 2003 was 306,452,865.

PART I

ITEM 1. BUSINESS.

Overview

      We operate facilities at strategic locations around the world from which we assist users of the Internet and large communications networks in communicating with other users and networks. Our primary facility is the NAP of the Americas, where we provide exchange point, colocation and managed services to carriers, Internet service providers, network service providers, government entities, multi-national enterprises and other end users.

      Network access points are locations where two or more networks meet to interconnect and exchange Internet and data traffic (traffic of data, voice, images, video and all forms of digital telecommunications), much like air carriers meet at airports to exchange passengers and cargo. Instead of airlines and transportation companies, however, participation in NAPs comes from telecommunications carriers, Internet service providers and large telecommunications and Internet users in general. Tier-1 NAPs are large centers that access and distribute Internet traffic and, following the airport analogy, operate much like large, international airport passenger and cargo transportation terminals or “hubs.”

      Initially, four NAPs — in New York, Washington, D.C., Chicago, and San Francisco — were created and supported by the National Science Foundation as part of the transition from the United States government-financed Internet to a commercially operated Internet. Since that time, privately owned NAPs have been developed, including the NAP of the Americas. We refer to our facilities as TerreNAP Centers.

      Our TerreNAP Centers are carrier-neutral. We enable our customers to freely choose from among the many carriers available at TerreNAP Centers the carriers with which they wish to do business. We believe the carrier neutrality provides us with a competitive advantage when compared to carrier-operated network access points where customers are limited to conducting business with one carrier.

      The NAP of the Americas generates revenue by providing our customers with:

•	the site and platform they need to exchange Internet and data traffic;

•	a menu of related professional and managed services; and

•	space to house their equipment and their network facilities in order to be close to the Internet and data traffic exchange connections that take place at the NAP of the Americas.

      Currently, our customers include telecommunications carriers such as AT&T, MCI, Qwest and Sprint, enterprises such as Bacardi USA, Intrado and Crescent Heights, and government agencies including the Diplomatic Telecommunications Services Programming Office (DTSPO), a division of the United States Department of State, and the City of Coral Gables.

      On April 28, 2000, Terremark Holdings, Inc. completed a reverse merger with AmTec, Inc., a public company. Contemporaneous with the reverse merger, we changed our corporate name to Terremark Worldwide, Inc. and adopted “TWW” as our trading symbol on the American Stock Exchange. Historical information of the surviving company is that of Terremark Holdings, Inc.

      Terremark was formed in 1982 and, along with its subsidiaries, was engaged in the development, sale, leasing, management and financing of various real estate projects. Terremark provided these services to private and institutional investors, as well as for its own account. The real estate projects with which Terremark was involved included retail, high-rise office buildings, mixed-use projects, condominiums, hotels and governmental assisted housing. Terremark was also involved in a number of ancillary businesses that complemented its core development operations. Specifically, Terremark engaged in brokering financial services, property management, construction management, condominium hotel management, residential sales and commercial leasing and brokerage, and advisory services.

      After the April 28, 2000 merger, and as a result of changes in our business conditions, including market changes in the telecommunications industry and the lack of debt and equity financing vehicles to fund other business expansion, we began to redefine and focus our strategy, and began implementing a plan to exit all lines of business and real estate activities not directly related to the TerreNAP Center strategy. Lines of business discontinued included IP fax services, unified messaging services, and telephony. Non-core real estate activities exited included real estate development, property management, financing and the ancillary businesses that complemented the real estate development operations. Our real estate activities currently include technology construction work and management of the property where the NAP of the Americas is located. As of March 31, 2002, we had completed the exit of lines of business and real estate activities not related to our TerreNAP Center strategy.

      Our principal executive office is located at 2601 S. Bayshore Drive, Miami, Florida 33133. Our telephone number is (305) 856-3200.

Industry

      The Internet is a collection of many independent networks interconnected with each other to form a network of networks. Users on different networks are able to communicate with each other through interconnection between these networks. To accommodate the fast growth of traffic over the Internet, an organized approach for network interconnection was needed. The exchange of traffic between these networks became known as peering. The points and places where these networks exchange traffic, or peer, with each other are known as network access points, or NAPs.

      Since the beginning of the Internet, major traffic aggregation and exchange points have developed around the world. The first four Tier-1 NAPs were built in the United States in the early 1990’s to serve the northern part of the country, from East Coast to West Coast, and are located in New York, Washington, Chicago and San Francisco. These NAPs were built with sponsorship from the National Science Foundation in order to promote Internet development and used the existing infrastructures of telecommunication companies, to which ownership of the NAPs was eventually transferred. These four Tier-1 NAPs offer only connectivity services.

      We own and operate the only carrier-neutral Tier-1 NAP, which is known as the NAP of the Americas, located at 50 NE 9th Street, Miami, Florida 33132, approximately five miles from our corporate headquarters. The NAP of the Americas enables customers to locate equipment next to each other, and provides customers with other managed services. Using the airport analogy again, customers at the NAP of the Americas exchange and redirect Internet and data traffic to multiple destinations, and purchase various managed services, similar to what happens in air terminals with the provision of fuel, maintenance, spare parts and food. The exchange of Internet traffic without payment is known as “peering.” When a fee is paid, it is referred to as “transit.”

      During the past few years, the telecommunications and Internet industry has come under economic and commercial pressure to restructure and reduce costs. While this uncertain environment has presented us with some challenges that are more fully discussed below, there have been some positive effects for us resulting from the current industry situation. For example, as many telecom and Internet companies have been forced to reduce their overhead, the market of talented employees available to us has increased. As a result, we have been able to build a robust operations and engineering team, thereby reducing our reliance on third party vendors and consultants.

      Another positive side effect of the industry downturn is that many telecommunications carriers have discontinued plans to build their own data centers to provide high quality colocation space for their customers. This retrenchment, however, did not reduce the telecommunications carriers’ need to present their customers with competitive offerings that include highly conditioned, carrier-grade colocation facilities. We built the NAP of the Americas specifically to address the needs of these telecommunications and enterprise customers and to provide them with an alternative to making these expenditures. Consequently, we believe that the NAP of the Americas has become an attractive solution for these telecommunications carriers because it provides a carrier-neutral forum — the airport — for these companies to sell their connectivity and still maintain direct relationships with their end-user customers. Therefore, while our significant investment in the NAP of the Americas has placed burdens on our financial resources, we believe that our strategy will be successful.

Strategy

      The NAP of the Americas created a new business model for NAPs by providing customers with:

•	the connectivity of a world-class NAP in a carrier-neutral facility;

•	the ability to locate equipment next to other customers; and

•	managed services meeting the design and operational specifications of multinational carriers, enterprises and government customers.

      Our strategy is to leverage our major connectivity hubs to sell services to customers within and outside of our TerreNAP Centers. For example, we are currently designing, implementing and managing the deployment of a global commercial Internet access solution for the Diplomatic Telecommunications Service — Program Office, under three publicly awarded contracts, to satisfy their requirements at designated locations overseas. Although the NAP of the Americas serves as the hub to manage this solution, we are leveraging our international carrier relationships to provide this customer with connectivity and technology solutions to communicate with U.S. government locations around the world.

      In an effort to limit the additional capital required, our business model for expansion is best compared to that of a management company model in the hospitality industry. The model contemplates that a local in-country partner would own and fund the development and build-out of the facility in which the TerreNAP Center would be located. The facility would ideally be a new development built to the exacting specifications required for a top level NAP (as is the case in Miami), but it may be located in an existing building that is retrofitted to conform to those specifications. We intend to control the operations of the NAP and be the primary tenant in our partners’ building, sharing data center and services revenue via a long-term lease or management contract.

      In February 2002, we entered into an agreement with Fundacao de Amparo a Pesquisa do Estado de Sao Paulo, the research foundation for the State of Sao Paulo, to operate and manage the NAP created by FAPESP, which we have renamed the NAP do Brasil. Pursuant to the twenty year agreement, FAPESP turned over the network access point to Terremark, which we intend to enhance and intend to move to new facilities modeled after the operational design of the NAP of the Americas by the end of 2003. Pre-existing FAPESP customers have the right to continue to receive services at the then existing levels without payment until February 2004. FAPESP will receive 6% of the revenue generated by the enhanced NAP do Brazil for the first five years of operation, 5% during the following five years, and 1% during the last ten years. The term may be extended for an additional ten-year period, during which FAPESP would again receive 1% of the revenues. As of June 13, 2003, we have 30 customers in Brazil. For the year ended March 31, 2003, our Brazilian operations generated losses of approximately $605,000.

      In June 2002, we entered into an exclusive agreement with the Comunidad Autonoma de Madrid to develop and operate carrier-neutral network access points in Spain. As part of that agreement, the parties formed NAP de las Americas — Madrid S.A. to own and operate carrier-neutral NAPs in Spain, modeled after the NAP of the Americas. The shareholders in this new company are the Comunidad through its Instituto Madrileno de Desarrollo — IMADE, the Camara Oficial de Comercio e Industria de Madrid, Red Electrica Telecomunicaciones, S.A., Telvent Sistemas y Redes S.A., a subsidiary of Abengoa S.A., and Centro de Transportes de Coslada, S.A. (CTC). At the time the NAP de las Americas — Madrid S.A. was formed, we owned 1% of its equity, which we subsequently increased to 10%. We have the option to purchase up to another 30% of the shares owned by the Comunidad, CTC and the Camara at cost, plus LIBOR. We provided the technical and operational know-how for the development of an interim NAP which became operational in July 2002. We will work with NAP de Las Americas — Madrid S.A. to select a permanent site, design the Madrid NAP and operate the business going forward. During the year ended March 31, 2003, we recognized approximately $340,000 in revenues from services billed to the NAP de Las Americas — Madrid S.A.

      When the facilities in Brazil and Madrid are operational, we will have TerreNAP Centers located at three major crossroads of Internet and data traffic. Miami, the home of the NAP of the Americas, is ranked by Telegeography, researcher and publisher of international telecom statistics, in its Packet Geography 2002, as the number one International Internet Hub City for Latin America and the Caribbean. Sao Paulo, where the NAP do Brasil is located, is ranked second and Madrid is ranked eighteenth of the Top 50 International Internet Hub Cities in the world. We believe the Madrid network access point will also benefit from Madrid’s strategic geographic location by serving as an Internet gateway to the European Union, North Africa and the Americas.

      We continue to explore other locations and have targeted Mexico as a prospective hub city in Latin America.

Value Proposition

      The combination of connectivity, neutrality and quality of our facilities allows us to provide the following value proposition to our customers at the NAP of the Americas:

•	Carrier-neutrality: Carriers and other customers are willing to locate their equipment within our facility because we neither discriminate against nor give preference to any individual or group of customers. Locating equipment at a NAP is known in the industry as “colocation.”

•	Connectivity: Our customers can access any of the more than 50 network providers present at the NAP of the Americas.

•	“Zero-Mile” Access: Because the NAP of the Americas provides carrier-grade colocation space directly adjacent to the point at which the traffic is exchanged, there is effectively “zero” distance between the peering point and customers’ equipment, which reduces points of failure and cost and increases efficiency, and creates a new paradigm, connecting all participants at a distance of zero miles.

•	Service Level Agreements: The NAP of the Americas guarantees its customers 100% power availability and environmental stability.

•	Outsourcing of Services: Because of the NAP of the Americas’ staff’s expertise, our customers find it more cost effective to contract the TerreNAP Team to design, deploy, operate and manage their equipment and networks at the NAP of the Americas than to hire dedicated staff to perform those functions.

•	Lower Costs, Increased Efficiency and Quality of Service: The combination of these attributes helps our customers reduce their total costs of providing services to their customers by eliminating local loop charges to connect their facility to the peering point, backhaul charges to and from connecting points, and the cost of redundancy to mitigate risks associated with increased points of failure along these routes.

      Furthermore, in the wake of September 11 and given the heightened focus on homeland security, we are focusing on meeting the security sensitive technology needs of federal, state and local governments, as well as large enterprises. Our value proposition to this sector revolves around our security, critical mass of Internet and data connectivity and carrier neutrality.

Services

      We currently offer the following core services:

Exchange Point Service: The NAP of the Americas provides a service called Exchange Point Service, which is designed to facilitate both peering and the purchase of transit, among customers.

Colocation Services: The NAP of the Americas provides the physical environment necessary to keep a customer’s Internet and telecommunications equipment up and running 24 hours a day, seven days a week. This facility is custom designed to exceed industry standards for electrical and environmental systems. In addition, it offers a wide range of physical security features, including biometric scanners, man traps, smoke detection, fire suppression systems, motion sensors, secured access, video camera surveillance and security breach alarms. High levels of reliability are achieved through a number of redundant subsystems including power and fiber trunks from multiple sources.

Managed Services: Our managed services are designed to support our customers’ mission-critical needs that focus on producing faster network response times. The NAP of the Americas currently offers the following managed services:

•	Add/ Drop Multiplexer Service (ADMS) — This service provides customers maximum interconnection efficiency. ADMS leverages best in class operational support systems to provide rapid provisioning, monitoring and management of customer circuits.

•	Network Deployment and Relocation Services — This service leverages our team of engineers to assist customers with the deployment and relocation of critical systems both within and outside the NAP of the Americas. Our team will identify, schedule, document and monitor activities required for successful relocation of equipment as part of the overall network relocation project. Our engineers use QED (Quality, Efficiency, Delivery) best practices project management methodology, to minimize customer effort while maximizing efficient utilization of our resources, overall plan quality and information transfer to customer personnel.

•	Engineering Services — We offer facility and equipment design and engineering services, including structural, mechanical, electrical and network systems, all provided by our staff of industry certified engineers.

•	Installation Services — Our installation services specialists provide basic installation of our customers’ equipment. This service reduces our customers’ implementation times, and increases the productivity of our customers’ technical personnel, by avoiding costly downtime due to lack of materials and equipment management and project coordination.

•	Managed Router Service (MRS) — This service offers customers cost savings and convenience by providing Internet access without the need to purchase or manage an Internet router. MRS leverages the mass of carriers at the our facility, offering access through the configuration of Border Gateway Protocol and the management of necessary hardware. Customer networks performance is optimized and multi-home configurations offer increased redundancy and reliability.

•	Network Management Services — This service assists customers in achieving maximum uptime by enlisting our engineers at our facility’s Network Operations Center to monitor and manage their equipment located within and outside the facility.

•	Systems Monitoring Services — This service assists customers in achieving maximum uptime by enlisting engineers to monitor their equipment located at our facilities or anywhere else on their network.

•	Professional Staging Service — This service turns the implementation of any network or telecom environment into a simple plug and play process. Customers ship their equipment to the NAP or alternate destination for installation, and the Staging Services team gathers and inspects all the equipment components. The same team then assembles, configures, tests, and completes an inventory of the equipment, reducing the time required for a customer to install and load final configurations on site. The service also ensures that all ordered components are configured and installed properly in a controlled and stable environment.

•	Reference Timing — We offer a fully redundant managed timing reference source from our Datum NetSync Plus® SSU-2000 Rubidium system for delivering DS1/ E1 synchronization and Network Time Protocol. This service allows our customers to save on equipment costs, installation times and maintenance of our customers’ network timing reference by using our on site Stratum source.

•	Remote Hands Assistance — Remote Hands assists customers that need to remotely access their equipment to perform simple troubleshooting or minor maintenance tasks on a 24x7x365 basis that do not require tools or equipment. Remote Hands services are available on demand or per contract.

•	Smart Hands Assistance — Smart Hands enhances the Remote Hands service with more complex remote assistance using industry certified engineers for troubleshooting and maintenance.

•	Turn Key Solution — Our staff can provide full integration activities for all aspects of a “turn key” global project. Along with the planning, design and engineering related to the network and the general program management to control the project, we manage vendors, purchase equipment, receive, store and manage inventory, provision, test, ship, track, install, turn up, monitor and manage performance of the network and monitor and maintain equipment and services.

Customers

      Our customer contracts have terms of between one year and twenty years, with an average of four years. Our customer contracts do not allow for early termination before the stated maturity date and typically provide for penalties if they are cancelled prior to their expiration. As of June 13, 2003, we have over 100 customers at the NAP of the Americas. Latin American Nautilus USA Inc. and Progress Telecom accounted for approximately $1.4 million (or 14%) and $1.0 million (or 10%) in data center revenues, respectively, for the twelve months ended March 31, 2003. No customer accounted for more than 10% of data center revenues for the twelve months ended March 31, 2002. Listed below are the 17 of the 20 leading telecommunications carriers, according to TeleGeography, Inc., a researcher and publisher of international telecom statistics, which utilize our colocation services:

•	AT&T Corp.

•	Deutsche Telekom (T-Systems)

•	Embratel

•	Emergia USA (Telefónica)

•	France Telecom

•	Genuity Inc.

•	Global Crossing

•	Latin America Nautilus USA (Telecom Italia)

•	Level 3 Communications, Inc.

•	AboveNet Communications, Inc.

•	Verio Inc.

•	Progress Telecom

•	Qwest Communications International Inc.

•	SBC Communications Inc.

•	Sprint Corporation

•	Williams Communications Group, Inc.

•	MCI

Sales

      Our sales strategy has a deliberate approach to obtain new customers. Initially, we established the critical mass of customer connectivity and Tier-1 status for the NAP of the Americas. We accomplished this by signing contracts with the Tier-1 telecommunications carriers and Internet service providers that account for the majority of the world’s Internet and data fiber backbone. This created the critical mass of connectivity that differentiates the NAP of the Americas from other facilities that offer a limited choice of carriers. We successfully completed this phase during the second quarter of fiscal year 2002 and have continued to add carrier customers to our portfolio to ensure the best possible selection of connectivity for our current and future customers.

      With the NAP of the Americas positioned as the major connectivity point in the southern United States and in all of Latin America, in the third quarter of fiscal year 2002, we started focusing on selling our services to enterprises and government agencies by leveraging our critical mass of Internet and data connectivity. We have developed offerings that address the needs of large enterprises and government agencies that benefit from colocating their information systems in a carrier-neutral secure facility with access to multiple carriers. We believe that this approach has been very successful.

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

      To execute our sales strategy, we have a staff of experienced sales executives divided into a new sales group and a service managers group. The new sales group is focused on establishing new customer relationships. The service managers group works with our existing customers to better understand how we can add value to their operations, expand our services and ensure customer satisfaction.

Competition

      The NAP of the Americas is neither a traditional data center, nor a traditional NAP. Unlike the other four Tier-1 NAPs in the United States, the NAP of the Americas combines exchange point services (to facilitate peering) with carrier-grade colocation space and managed services. Consequently, we believe that the NAP of the Americas is competitively unique and can only be replicated through the expenditures of significant funds over a lengthy period, an unlikely event in today’s telecommunications environment.

      We believe that carriers and Internet service providers have no need to be in two different NAPs serving the same geographic area. Therefore, to the extent that carriers are located in the NAP of the Americas and have already invested significant funds to establish their presence at the NAP of the Americas, this is an incentive for them to remain our customers. In addition, a competing NAP would require the backing of carriers and Internet service providers serving this area, most of which are already our customers.

      However, our current and potential competition includes:

•	Internet data centers operated by established U.S. communications carriers such as AT&T, Qwest, and Level3. Unlike the major network providers, which constructed data centers primarily to help sell bandwidth, we have assembled a critical mass of carrier connectivity in one location, providing superior diversity, pricing and performance. Carrier data centers only provide one choice of carriers and generally require capacity minimums as part of their pricing structures. Locating in our TerreNAP Centers provides access to top tier networks and allows customers to negotiate the best prices with a number of carriers resulting in better economics and redundancy.

•	Vertically integrated web site hosting, collocation and ISP companies such as AboveNet/ MFN, Digex/ WorkCom and Cable & Wireless/ Exodus. Most managed service providers require that customers purchase their entire network and managed services directly from them. We are a network and service provider hub and allow customers the ability to contract directly with the networks and web-hosting partner best for their business. By locating in a TerreNAP Center, hosting companies add more value to our business proposition — by bringing in more partners and customers and thus creating a virtual market place.

Employees

      As of March 31, 2003, we had 131 full-time employees in the United States and four full-time employees in Brazil. Of these employees, 60 were in data center operations, 22 were in sales and marketing and 49 were in general and administrative.

      Our employees are not represented by a labor union and are not covered by a collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 2.	PROPERTIES.

      We lease 120,000 square feet at the Technology Center of the Americas for the NAP of the Americas. The term of the lease commenced in October 2001 and is for 20 years. Annual rent is approximately $2,500,000. We are also responsible for other expenses.

      We also lease approximately 40,000 square feet for a colocation facility in Santa Clara, California. The term of the lease commenced in January 2001 and is for 20 years. Annual rent is approximately $1,400,000.

      We also lease approximately 14,660 square feet for our corporate office in Miami, Florida. The term of the lease commenced in April 2000 and is for five years. Annual rent is approximately $483,000. We are also responsible for other expenses.

      We also lease approximately 12,000 square feet for office space in Miami, Florida. Annual rent is approximately $192,000. The term of the lease commenced in February 2001 and is for five years.

ITEM 3.	LEGAL PROCEEDINGS.

      On November 8, 2002, Cupertino Electric, Inc. filed a complaint against Terremark Worldwide, Inc., Terremark Technology Contractors, Inc. and Technology Center of the Americas, Inc. in the Miami-Dade County Circuit Court Eleventh Judicial Circuit. Cupertino Electric asserted a claim of breach of contract and sought to foreclose on a construction lien each in an amount of approximately $15 million, including interest.

      On December 2, 2002, Kinetics Mechanical Services, Inc. filed a complaint against Terremark Worldwide, Inc., Terremark Technology Contractors, Inc. and Technology Center of the Americas, Inc. in the Miami-Dade County Circuit Court Eleventh Judicial Circuit. Kinetics Mechanical Services asserted a claim of breach of contract and sought to foreclose on a construction lien each in an amount of approximately $2.8 million, not including interest.

      In May 2003, in connection with a series of transactions among CRG LLC, Cupertino Electric and Kinetics Mechanical Services, both of the Cupertino Electric and Kinetics Mechanical Services actions were dismissed.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of our stockholders during the year ended March 31, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Common Stock and Preferred Stock Information

      Our common stock, par value $0.001 per share, is quoted under the symbol “TWW” on the American Stock Exchange. We have the authority to issue:

•	400,000,000 shares of common stock, par value $0.001 per share; and

•	10,000,000 shares of preferred stock, par value $0.001 per share, which are issuable in series on terms to be determined by our board of directors, of which 20 shares are designated as Series G Convertible Preferred Stock, and 294 shares are designated as Series H Convertible Preferred Stock.

      As of June 25, 2003:

•	306,452,865 shares of our common stock were outstanding;

•	20 shares of our Series G Convertible Preferred Stock were outstanding and held by an entity in which Manual Medina, our Chairman and Chief Executive Officer, owns a 50% interest and could have been converted into 2,036,825 shares of our common stock; and

•	294 shares of our Series H Convertible Preferred Stock were outstanding and held by one holder of record. Each share of Series H Convertible Preferred Stock may be converted into 1,000 shares of our common stock.

      We believe there are approximately 8,800 beneficial owners of our common stock.

      The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock on the American Stock Exchange. Quotations are based on actual transactions and not bid prices.

	Prices
Fiscal Year 2003
Quarter Ended	High	Low

June 30, 2002	$0.7300	$0.2500
September 30, 2002	0.7700	0.3100
December 31, 2002	0.7100	0.2200
March 31, 2003	0.4900	0.2200

	Prices
Fiscal Year 2002
Quarter Ended	High	Low

June 30, 2001	$2.3000	$1.4000
September 30, 2001	1.6500	0.4500
December 31, 2001	0.9000	0.4700
March 31, 2002	0.7400	0.2200

Dividend Policy

      Holders of our common stock are entitled to receive dividends or other distributions when and if declared by our board of directors. The right of our board of directors to declare dividends, however, is subject to any rights of the holders of other classes of our capital stock and the availability of sufficient funds under Delaware law to pay dividends. In accordance with a credit facility agreement with a financial institution, we may not pay cash or stock dividends without the written consent of the financial institution.

Recent Sales of Unregistered Securities

      During the quarter ended December 31, 2002, debt holders entered into irrevocable agreements to convert approximately $17.1 million of debt and accrued interest into our common stock at $0.75 per share. The debt holders included Miguel Rosenfeld and Joseph Wright, members of our board of directors, each converting $517,000 in debt. This transaction closed in January 2003 and resulted in a $4.9 million inducement charge. At closing, we issued 22.8 million shares of our common stock.

      In August 2002, we issued warrants to purchase 100,000 shares of our common stock in a private offering to accredited investors for an aggregate purchase price of $61,000 pursuant to Section 4(2) and/or 3(b) of the Securities Act and Regulation D promulgated thereunder. The warrants were subsequently converted into 100,000 shares of our common stock.

      In June 2002, the NAP de las Americas-Madrid purchased 5 million shares of our common stock at $1.00 per share. The shares were sold pursuant to Section 4(2) and/or 3(b) of the Securities Act and Regulation S promulgated thereunder. As a result of subsequent sales of our common shares, we are obligated to issue an additional 3.6 million shares to NAP de Las Americas-Madrid S.A. As of June 25, 2003, these additional shares have not yet been issued. We anticipate issuing these shares in the quarter ended September 30, 2003.

      In April 2002, we received a binding commitment from a group, including Miguel Rosenfeld and Guillermo Amore, members of our board of directors, and Manuel D. Medina, our Chairman and Chief Executive Officer, for the purchase of $7.5 million of common stock at $0.75 per share. The shares were sold pursuant to Section 4(2) and/or 3(b) of the Securities Act and Regulation D promulgated thereunder. In May 2002, we issued 10 million shares of our common stock for $3.6 million in cash and the conversion of $3.9 million in short term promissory notes to equity. Mr. Rosenfeld purchased 1,668,000 shares for $1,251,000, Mr. Amore purchased 1,501,502 shares for $1,126,127 and Mr. Medina purchased 1,134,667 shares for $851,000.

      In April 2002, we entered into a Put and Warrant purchase agreement with TD Global Finance (“TDGF”). In July 2002, we exercised our right to sell to TDGF 17,648,842 common shares for $0.58 per share for a total of $10.2 million. During August 2002, we received $10.2 million in related cash. In conjunction with the sale, we issued three call warrants, each granting TDGF the right to purchase 1,176,588 shares of our common stock. The shares and the warrants were sold pursuant to Section 4(2) and/or 3(b) of the Securities Act and Regulation D promulgated thereunder. The warrants expired without exercise on January 16, 2003.

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

	Twelve Months Ended March 31,

	2003	2002	2001	2000	1999

	(dollars in thousands except per share data)
Results of Operations:
Data center	$11,033 (3)	$3,216	$253	$—	$—
Real estate services	3,661	12,656	39,894	15,390	44,456

Total revenue	14,694	15,872	40,147	15,390	44,456

Data center operations expenses	11,235	11,231	1,223	—	—
Construction contract expense	2,968	7,398	20,347	555	—
Other expenses	41,718	54,615	39,950	20,868	43,832

Total expenses	55,921	73,244	61,520	21,423	43,832

(Loss) income from continuing operations	(41,227)	(57,372)	(21,373)	(6,033)	624
Loss from discontinued operations	—	—	(82,627)	—	—

Net (loss) income	$(41,227)	$(57,372)	$(104,000)	$(6,033)	$624

(Loss) income from continuing operations per common share	$(0.18)	$(0.29)	$(0.11)	$(0.09)	$0.01
Loss from discontinued operations per common share	—	—	$(0.44)	—	—

Net (loss) income per common share	$(0.18)	$(0.29)	$(0.55)	$(0.09)	$0.01

Financial condition:
Real estate inventory	$—	$—	$—	$11,797	$12,888
Property and equipment, net	54,483	61,089	25,066	1,011	191
Total assets	69,602	81,024	78,069	77,998	17,598
Long term obligations(1)(2)	74,524	38,210	16,462	28,632	8,731
Stockholders’ (deficit) equity(2)	(46,461)	(49,276)	11,163	476	6,510

(1)	Long term obligations include convertible debt, deferred rent, deferred revenue, notes payable, less current portion and capital lease obligations, less current portion.
(2)	Stockholders’ equity as of March 31, 2000 and 1999 includes approximately $4,777 in convertible preferred stock. See “Management’s Discussion and Analysis-Liquidity and Capital Resources” regarding certain subsequent events.
(3)	Amount includes a one-time contract termination fee of $1,095.

      The quarterly selected financial statement data set forth below has been derived from our unaudited financial statements. The information should be read in conjunction with those financial statements and our Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

	Three Months Ended

	March 31, 2003	December 31, 2002	September 30, 2002	June 30, 2002

	(dollars in thousands except per share data)
Results of Operations:
Data center	$2,902	$2,557	$2,424	$3,150 (1)
Real estate services	84	276	1,268	2,033

Total revenue	2,986	2,833	3,692	5,183

Data center operations expenses	2,603	2,768	2,769	3,095
Construction contract expenses	62	134	938	1,834
Other expenses	9,979	14,110	9,403	8,226

Total expenses	12,644	17,012	13,110	13,155

Net loss	$(9,658)	$(14,179)	$(9,418)	$(7,972)

Net loss per common share	$(0.04)	$(0.06)	$(0.04)	$(0.04)

(1)	Amount includes a one time contract termination fee of $1,095.

	Three Months Ended

	March 31, 2002	December 31, 2001	September 30, 2001	June 30, 2001

	(dollars in thousands except per share data)
Data center	$1,916	$678	$394	$228
Real estate services	2,660	1,067	4,003	4,926

Total revenue	4,576	1,745	4,397	5,154

Data center operations expenses	3,163	4,019	3,167	882
Construction contract expenses	2,383	303	1,915	2,797
Other expenses	22,482	10,028	12,651	9,454

Total expenses	28,028	14,350	17,733	13,133

Net loss	$(23,452)	$(12,605)	$(13,336)	$(7,979)

Net loss per common share	$(0.12)	$(0.06)	$(0.07)	$(0.04)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion of results of operations and financial condition is based upon and should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained elsewhere in this filing.

Our Going Concern Uncertainty

      Our consolidated financial statements as of and for the year ended March 31, 2003 were prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our independent auditors have issued a report dated June 30, 2003 stating that our recurring operating losses, negative cash flows, and liquidity deficit raise substantial doubt as to our ability to continue as a going concern. Investors in our securities should review carefully our financial statements and the report of our independent accountants thereon. See “— Liquidity and Capital Resources” below for a description of our plans to mitigate the effect of our going concern uncertainty.

Critical Accounting Policies and Estimates

      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Management believes the following significant accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	revenue recognition and allowance for bad debt;

•	accounting for income taxes; and

•	impairment of long-lived assets.

Revenue recognition and allowance for bad debts

      Currently, we derive our revenues from monthly recurring fees for colocation and exchange point services and some managed services. We also receive income from non-recurring installation, managed services and construction activities, primarily from technology construction work. Revenues from colocation, exchange point services and some managed services are billed monthly and recognized ratably over the term of the contract. Installation fees are generally billed in the period in which the installation is performed but deferred and recognized ratably over the term of the related contract. Managed services fees are billed and recognized in the period in which the services are provided. Construction activities are billed in accordance with contract terms, but revenues are recognized on the percentage-of-completion method.

      Revenue is recognized as service is provided when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. We assess collection based on a number of factors, including transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from customers. If we determine that collection is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. As of March 31, 2003 and 2002, our accounts receivable amounted to $494,736 and $1,621,978, respectively, and were net of allowance for doubtful accounts of approximately $120,340 and $270,316, respectively.

      Revenues from construction contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. This method is used because management considers cost incurred to be the best measure of progress on these contracts. The duration of a construction contract generally exceeds one year. Billings in excess of costs and estimated earnings on uncompleted contracts are classified as other liabilities and represent billings in excess of revenues recognized. Construction contract expense costs include all direct material and labor costs and indirect costs related to contract performance such as indirect labor, supplies, tools, repairs, bad debt and depreciation. Provisions for estimated losses on uncompleted contracts are made in the period in which losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions can be reasonably estimated. Accordingly, it is possible that our current estimates relating to completion cost and profitability of our uncompleted contracts will vary from actual results. Excluding depreciation, profit margins (construction contract revenue less construction contract expenses) on construction contracts for the years ended March 31, 2003, 2002 and 2001 were $315,658, $857,163 and $2,097,991, respectively.

      We analyze current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of our allowance for bad debts.

Accounting for Income Taxes

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

      We currently have provided for a full valuation allowance against our net deferred tax assets. We have considered future taxable income and tax planning strategies in assessing the need for the valuation allowance. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Should we determine that we would be able to realize our deferred tax assets in the foreseeable future, an adjustment to the deferred tax assets would increase income in the period such determination is made.

Impairment of Long-Lived Assets

      We account for impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which we adopted in fiscal 2003. This standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events and circumstances include, but are not limited to, prolonged industry downturns, significant decline in our market value and significant reductions in our projected cash flows. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of the number of additional customer contracts, profit margins, terminal growth rates and discounted rates. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Prior to adoption of SFAS No. 144, we accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”

      As of March 31, 2003 and 2002, our long-lived assets, including property and equipment and identifiable intangible assets and goodwill, totaled $64,482,834 and $74,309,157, respectively. For the years ended March 31, 2003, 2002 and 2001, we recognized impairment charges amounting to $4,020,300, $18,973,670 and $4,155,178, respectively.

Results of Operations

Overview

      For the year ended March 31, 2003, approximately 75% of our total revenues were generated from data center operations. The remainder was substantially related to technology construction work. For the year ended March 31, 2002 approximately 20% of total revenues were generated from data center operations, approximately 52% was from real estate projects and technology construction work, and approximately 28% was from property and construction management. For the year ended March 31, 2001, approximately 1.0% of total revenues were generated from data center operations, approximately 60% was from real estate projects and technology construction work, and approximately 39% was from property and construction management. During the past three years, our results of operations have been significantly impacted by:

•	our shift in focus to the housing and management of Internet infrastructure after the NAP of the Americas became operational in July 2001;

•	the sale of our telecom facilities management operations in February 2001; and

•	our exit from non-core real estate activities by March 31, 2002. Non-core real estate activities included real estate development, property management, financing and other ancillary businesses which complemented the development operations. Our real estate activities currently include technology infrastructure construction work and management of the property where the NAP of the Americas is located.

Results of Operations for the Year Ended March 31, 2003 as Compared to the Year Ended March 31, 2002

      Revenue. Total revenue decreased $1.2 million, or 7.5%, to $14.7 million for the year ended March 31, 2003 from $15.9 million for the year ended March 31, 2002. The decrease is due to a reduction in our development, management and construction contracts revenue of approximately $9.0 million partially offset by an increase in data center revenue, including contract termination fee, of approximately $7.8 million.

      Data center revenue increased $6.7 million to $9.9 million for the year ended March 31, 2003 from $3.2 million for the year ended March 31, 2002. Revenues consisted of recurring revenues of $8.4 million and $2.9 million respectively, for the years ended March 31, 2003 and 2002, primarily from charges for colocation, power, peering and some managed services. Non-recurring revenues were $1.5 million and $355,000, respectively, for the years ended March 31, 2003 and 2002, primarily related to managed services and the recognized portion of deferred installation revenue. Installation fees are recognized ratably over the term of the contract. The increase in revenues was primarily the result of an increase in orders from existing customers and growth in our deployed customer base from 40 customers as of March 31, 2002 to 86 customers as of March 31, 2003. We anticipate an increase in revenues from colocation, power and peering and revenues from managed services as we add more customers to the NAP of the Americas, sell additional services to existing customers and introduce new products and services.

      Data center — contract termination fee was $1.1 million for the year ended March 31, 2003 and represents amounts received from two customers for the termination of their contracted services with the NAP of the Americas. No fees were received during the year ended March 31, 2002. Contract termination fees are recognized upon contract termination when there are no remaining contingencies or obligations on our part.

      Development, commission and construction fees decreased $3.0 million, or 93.8%, to $197,000 for the year ended March 31, 2003 from $3.2 million for the year ended March 31, 2002. The decrease in development, commission and construction fees is primarily the result of our exiting of the underlying non-core real estate activities. We do not expect any significant amount of revenues from development, commission and construction fees.

      Management fees decreased $1.0 million, or 83.3%, to $200,000 for the year ended March 31, 2003 from $1.2 million for the year ended March 31, 2002. The decrease is a result of our exiting the management of commercial and residential properties. The only facility we currently manage is TECOTA, the property in which the NAP of the Americas is located. We collect from TECOTA a monthly management fee of approximately $8,000 or 3% of cash collected by TECOTA, whichever is greater. During the fiscal year ended March 31, 2002, we managed approximately 10 properties. Because we do not plan to manage properties other than TECOTA, we anticipate that management fees will not be a significant source of revenues in the future.

      Construction contract revenue decreased $5.0 million, or 60.2%, to $3.3 million for the year ended March 31, 2003 from $8.3 million for the year ended March 31, 2002. During the year ended March 31, 2003 we completed eleven contracts and, as of March 31, 2003, had two construction contracts in process. During the year ended March 31, 2002, we completed two contracts and, as of March 31, 2002, we had five construction contracts in process. The decrease in revenues from construction contracts is due to a decrease in the average revenue per contract, which went from average revenue per contract of $3.6 million in fiscal year 2002 to average revenue per contract of $500,000 in fiscal year 2003. Due to our opportunistic approach to our construction business, we expect revenues from construction contracts to significantly fluctuate from quarter to quarter. We anticipate focusing our efforts on obtaining construction contracts for projects related to technology infrastructure.

      Data Center Operations Expenses. Data center operations expenses remained constant at $11.2 million for the years ended March 31, 2003 and 2002. Data center operations consist mainly of rent, operations personnel, electricity, chilled water and security services. With the exception of electricity and chilled water, the majority of these expenses are fixed in nature. However, commencing in fiscal year 2004, we anticipate that certain data center expenses, principally costs related to managed services, will increase as we provide additional services to existing customers and introduce into the market new products and services. We also expect that our costs of electricity and chilled water costs will increase in the future as we add more customers to the NAP of the Americas. The number of employees whose salaries are included in data center operations remained constant at 60 during the years ended March 31, 2003 and 2002.

      Contract Construction Expenses. Contract construction expenses decreased $4.4 million, or 59.5%, to $3.0 million for the year ended March 31, 2003 from $7.4 million for the year ended March 31, 2002. This decrease is a result of the decrease in number of contracts and dollar amount of those projects as discussed above in “revenues from construction contracts.” We do not currently anticipate losses on any of the individual contracts.

      Start-up Costs — Data Centers. There were no start-up costs for the year ended March 31, 2003. Start-up costs for the year ended March 31, 2002 primarily relate to the NAP of the Americas in Miami, Florida, and were approximately $3.4 million.

      General and Administrative Expenses. General and administrative expenses decreased $3.1 million, or 19.9%, to $12.5 million for the year ended March 31, 2003 from $15.6 million for the year ended March 31, 2002. General and administrative expenses consist primarily of salaries and related expenses, professional service fees, rent and other general corporate expenses. The decrease in general and administrative expenses is mainly due to decreases in rent of $1.9 million and payroll of $1.0 million.

      Carrying costs, including rent, for our Corvin facility in Santa Clara, California for the year ended March 31, 2003 were reflected in the facility’s impairment charge in the previous year. In accordance with SFAS No. 121, we recognized as of March 31, 2002 an impairment charge of $5.5 million, including $1.5 million in expected lease carrying costs for the period of time until the facility could be sublet. During the second quarter ended September 30, 2002, an additional $350,000 in expected lease carrying costs were recognized and included as part of impairment of long-lived assets. During the year ended March 31, 2002, the rent for the Corvin facility for that year was included in general and administrative expenses.

      The decrease in payroll is mainly attributable to staff reductions. The number of employees whose salaries are included in general and administrative expenses decreased from 63 for the year ended March 31, 2002 to 50 for the year ended March 31, 2003.

      The remaining period over period decrease in general and administrative expenses is mainly attributable to a decrease in general corporate overhead resulting from our exit of non-core real estate activities in the year ended March 31, 2002.

      Sales and Marketing Expenses. Sales and marketing expenses increased $600,000, or 16.7%, to $4.2 million for the year ended March 31, 2003 from $3.6 million for the year ended March 31, 2002. The significant components of sales and marketing expenses are salaries, commissions, provision for bad debt expenses and marketing. The increase in sales and marketing expenses was mainly attributable to an increase in investor relations expense of $442,000 and an increase in provision for bad debt expenses of approximately $265,000. We issued warrants valued at approximately $442,000 to a third party for investor relations services. Provision for bad debt expense consists of full provisions related to eight customers. We have commenced legal action against many of these customers. The number of employees whose salaries are included in sales and marketing expenses increased slightly from 21 as of March 31, 2002 to 22 as of March 31, 2003.

      Depreciation and Amortization Expense. Depreciation and amortization expense decreased $2.2 million, or 30.1%, to $5.1 million for the year ended March 31, 2003 from $7.3 million for the year ended March 31, 2002. This decrease in depreciation and amortization expense was mainly due to the cessation of $3.5 million in amortization of goodwill and intangible assets in accordance with current accounting standards and a decrease in depreciation of approximately $0.4 million related to our colocation facility in Santa Clara, California and non core assets. The decrease was partially offset by an increase in depreciation of approximately $1.7 million primarily from assets of the NAP of the Americas that were put in service during fiscal year 2002 and had a full year of depreciation in fiscal year 2003.

      Impairment of Long-Lived Assets. Due principally to the decline and uncertainty of the telecommunications and Internet infrastructure markets, we recognized the following impairment charges:

	Year ended March 31,

Asset	2003	2002

Facility in Santa Clara, California	$350,000	$11,983,670
Post Shell goodwill	2,315,336	3,190,000
TECOTA promote interest	904,964	3,800,000
Equipment	450,000	—

	$4,020,300	$18,973,670

      As a result of impairment charges in the years ended March 31, 2003 and 2002, the long-lived assets described in the table above became fully impaired.

      Due to our unsuccessful efforts to lease space at our colocation facility in Santa Clara, California, during the quarter ended September 30, 2001, we granted an option to one of our vendors (a contractor involved with the facility’s build-out) to purchase the leasehold improvements and assume the existing lease for approximately $4.0 million. Based on this option, we recorded a $6.6 million impairment charge in the quarter ended September 30, 2001 to write the improvements down to the option amount. Subsequently, we continued to search for alternatives, which included subleasing or selling our leasehold improvements . In the quarter ended March 31, 2002, upon expiration of the option, we listed our leasehold improvements for sale, indicating a definite change in the strategy. We are now actively looking for a buyer to assume the existing lease or sublease all or a substantial portion of the space. The existing lease is $118,000 per month, with scheduled annual increases, for a twenty-year term ending in 2020. We believe that the most likely outcome is that the property will be subleased or leased from the landlord to a third party and that we will receive no consideration for the leasehold improvements. Based on this most likely scenario, in the quarter ended March 31, 2002, we recorded an additional $5.5 million impairment, resulting in the asset being fully reserved. We also established as of March 31, 2002 reserves for leasehold carrying costs, consisting primarily of monthly rent. As of March 31, 2003, we had approximately $1.4 million in related reserves which we anticipate will carry the facility through March 2004.

      The decline in the telecommunications industry and resulting decline in related real estate construction and leasing activities caused us to perform, during the years ended March 31, 2003 and 2002, impairment analyses of our promote interests in TECOTA acquired in the telecom facilities management operations and the goodwill related to the Post Shell acquisition. Our analyses were based on estimated fair value determined by the discounted future expected cash flows method. The analyses anticipated obtaining additional construction contracts for Post Shell and additional tenants for TECOTA. We determined that the assets, which are included in our telecom facilities management and real estate services segments, were impaired as of March 31, 2002 by approximately $3.8 million and $3.2 million, respectively. During the year ended March 31, 2003, no significant contracts were awarded to Post Shell and no tenants were added to TECOTA. As a result, we impaired the remaining $905,000 in TECOTA promote interests and $2.3 million in Post Shell goodwill.

      During the fiscal year ended March 31, 2003, we wrote off $450,000 related to equipment that has been held for installation for more than one year and is considered obsolete.

      On October 15, 2002, we entered into a joint venture agreement to develop and operate a HIPPA compliant network access point at the NAP of the Americas in Miami, Florida. We acquired a 10% interest in the joint venture company by issuing a $1.0 million promissory note. As the joint venture was not fully funded by December 31, 2002, we determined that our joint venture interest was impaired. Therefore, we recognized a $1.0 million impairment as of December 31, 2002. Effective March 31, 2003, we and the other joint venture partner entered into an agreement to declare void all the then current agreements and contracts, including the joint venture agreement. As a result, we were no longer obligated under the promissory note. The results of operations present, on a net basis, the effects of the formation and the dissolution of the joint venture and accordingly no gain or loss was recognized as a result of these transactions.

      Interest Income. Interest income increased $39,000, or 40.2%, to $136,000 for the year ended March 31, 2003 from $97,000 for the year ended March 31, 2002. The increase was due to the recording of interest income on a $5.0 million note receivable from our Chief Executive Officer which began accruing interest in September 2002.

      Inducement on Debt Conversion. During the year ended March 31, 2003, we incurred a non-cash expense of $5.0 million related to the $15.8 million of our convertible debt that was converted into 22.0 million shares of our common stock. The debt was converted at $0.75 per share, which was approximately 50% below the stated conversion price. This expense represents the fair value of the additional common shares issued by us as a result of the lower conversion price.

      Interest Expense. Interest expense increased $1.2 million, or 12.2%, to $11.0 million for the year ended March 31, 2003 from $9.8 million for year ended March 31, 2002. The increase was due to an increase of $33.0 million in the average debt balance outstanding. The increase was offset by the conversion of $15.8 million in convertible debt during the quarter ended December 31, 2002 and reduction in the interest rate of the Ocean Bank loan from 9.25% to 7.50%. Based on the April 30, 2003 transactions, we expect cash interest payments to be reduced by approximately $900,000 for the year ended March 31, 2004.

      Gain On the Sale of Real Estate Held for Sale. In July 2001, we sold Fortune House II for $17.2 million and recorded a gain of approximately $3.9 million. During the year ended March 31, 2002, we also sold six condominium units and recorded a net gain of $0.3 million. The last condominium unit was sold in the quarter ended March 31, 2002.

      Net Loss. Net loss decreased $16.2 million, or 28.2%, to $41.2 million for the year ended March 31, 2003 from $57.4 million for the year ended March 31, 2002. The net loss for the year ended March 31, 2003 is mainly due to non-cash items, including impairment charges of long-lived assets of approximately $4.0 million and depreciation and amortization expense of approximately $5.1 million, interest expense of approximately $11.0 million, and approximately $11.2 million of expenses generated from the operations of the NAP of the Americas.

Results of Operations for the Year Ended March 31, 2002 as Compared to the Year Ended March 31, 2001

      Revenue. Total revenue decreased $24.2 million, or 60.3%, to $ 15.9 million for the year ended March 31, 2002 from $40.1 million for the year ended March 31, 2001, reflecting our exit of the real estate development business.

      Data center revenue increased $2.9 million to $3.2 million for the year ended March 31, 2002 from $0.3 million for the year ended March 31, 2001. The increase in data center revenue was attributable to our peering, colocation and managed services offered at the NAP of the Americas, which became operational in July 2001. The data center revenue in the prior year was derived from our peering and colocation services offered at the interim NAP which became operational in December 2000. Our deployed customer base increased from four as of March 31, 2001 to 40 as of March 31, 2002. We expect data center revenues to increase in future periods as customers set up their operations in the NAP of the Americas. Future data center revenues will be derived from peering, colocation and managed services.

      Revenue from real estate sales was $2.8 million for the year ended March 31, 2001 and was attributable to the sale of twelve condominium units. We exited our real estate development business as of March 31, 2001. Accordingly, the real estate sales during year ended March 31, 2002, consisting of six condominium units sold, were recorded net of their related cost and included in gain on the sale of real estate held for sale.

      Development, commission and construction fees decreased $9.3 million to $3.2 million for the year ended March 31, 2002 from $12.5 million for the year ended March 31, 2001. This decrease is primarily the result of our exiting the real estate development business and telecom facilities management operations as of March 31, 2001.

      Management fees decreased $1.0 million, or 45.5%, to $1.2 million for the year ended March 31, 2002 from $2.2 million for the year ended March 31, 2001. The decrease is a result of our exiting the management of commercial and residential properties.

      Revenues from construction contracts decreased $14.1 million, from $22.4 million for the year ended March 31, 2001 to $8.3 million for the year ended March 31, 2002. The decrease is attributable to the reduction in the number of contracts. During the year ended March 31, 2002, we completed two contracts and, as of March 31, 2002, we had five construction contracts in process. During the year ended March 31, 2001, we completed twelve contracts and, as of March 31, 2001, we had seven contracts in process.

      Data Center Operations Expenses. Data center operations expenses increased $10.0 million to $11.2 million for the year ended March 31, 2002 from $1.2 million for the year ended March 31, 2001. The increase was attributable to us moving to our permanent facilities, the NAP of the Americas, which became operational in July 2001. The data center operations expense in the prior year was derived from operations of the interim NAP facility, which became operational in December 2000. Data center operations consist mainly of rent, operations personnel, electricity, chilled water and security services. With the exception of electricity and chilled water, the majority of these expenses are fixed in nature.

      Construction Contract Expenses. Contract construction expenses decreased $12.9 million to $7.4 million for year ended March 31, 2002 from $20.3 million for the year ended March 31, 2001. The decrease is in line with the decrease in revenues from construction contracts. Construction contract expenses are primarily the result of the number of contracts in process, stage of completion and dollar amount of those projects.

      Start-up Costs — Data Centers. Start-up costs decreased $3.1 million to $3.4 million for the year ended March 31, 2002 from $6.5 million for the year ended March 31, 2001. The decrease is mainly attributable to our permanent facilities, the NAP of the Americas, becoming operational in July 2001. Start-up costs in fiscal year 2001 also included costs of the interim NAP facility.

      General and Administrative Expenses. General and administrative expenses decreased by $4.3 million to $15.6 million for the year ended March 31, 2002 from approximately $19.9 million for the year ended March 31, 2001. The decrease is attributable to staff reductions and corporate infrastructure related to non-core assets. During fiscal year 2002, our efforts included establishing internal operations to support our Internet infrastructure services strategy. The significant components of these expenses include personnel, insurance, office expenses and professional fees. In addition, during the year ended March 31, 2002, we implemented several cost-savings initiatives, including staff reductions and an overall decrease in discretionary spending.

      Sales and Marketing Expenses. Sales and marketing expenses increased $0.8 million, or 28.6%, to $3.6 million for the year ended March 31, 2002 from $2.8 million for the year ended March 31, 2001. The increase is principally due to $3.1 million in marketing expenses for our TerreNAP Data Centers including NAP of the Americas, partially offset by a $2.2 million decrease in marketing expenses associated with the sale of real estate.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased $4.0 million to $7.3 million for the year ended March 31, 2001 from $3.3 million for the year ended March 31, 2002. The increase resulted primarily from the depreciation of the leasehold improvements and equipment used in the NAP of the Americas, which were placed in service on July 1, 2001. Therefore, no similar expenses were recorded for the comparable period during 2001.

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

      Interest Income. Interest income decreased $0.4 million to $0.1 million for the year ended March 31, 2002 from $0.5 million for the year ended March 31, 2001 due to a decrease in our average cash balances invested and a decline in short-term interest rates.

      Interest Expense. Interest expense increased $8.7 million to $9.8 million for the year ended March 31, 2002 from $1.1 million for the year ended March 31, 2001 due to an increase in our average debt balance outstanding.

      Gain On the Sale of Real Estate Held for Sale. During the year ended March 31, 2002, we sold Fortune House II for $17.2 million and recorded a gain of $3.9 million. We also sold six condominium units and recorded a net gain of $0.3 million.

      Net Loss From Continuing Operations. Net loss from continuing operations increased $36.0 million to $57.4 million for the year ended March 31, 2002 from $21.4 million for the year ended March 31, 2001. The increase was primarily due to non-cash items, which include impairment of long-lived assets of approximately $19 million, and depreciation and amortization expense of approximately $7.3 million. Also contributing to the loss were interest expense of approximately $9.8 million and $14.6 million of expenses generated from the start-up and operations of the NAP of the Americas.

      Loss From Discontinued Operations and Loss on Disposition of Discontinued Operations. In March 2001, we implemented our plan to dispose of acquired businesses whose operations reflect Internet faxing, unified messaging and telephony services. These operations were acquired earlier in the year ended March 31, 2001 in association with the AmTec, Spectrum Communication, IXS.Net and Asia Connect acquisitions. Since the operations represent a class of customer and a major line of business, the results of these activities and estimated loss on disposal are accounted for as discontinued operations. The loss on disposition of discontinued operations of $61.1 million includes write-off of approximately $54.4 million in goodwill. For the year ended March 31, 2001, discontinued operations had $1.8 million of total revenues and a loss of $11.4 million, net of $10.2 million in goodwill amortization. For the year ended March 31, 2002, there were no losses from discontinued operations or loss on disposition of discontinued operations.

Liquidity and Capital Resources

     Recent events

      On April 30, 2003, Ocean Bank revised its $44.0 million credit facility with us by converting $15.0 million of the outstanding principal balance into equity and extending the term of the remaining $29.0 million until April 30, 2006. Concurrent with this transaction, we paid all past due interest as of March 31, 2003, plus accrued interest through April 28, 2003 totaling approximately $1.6 million and prepaid approximately $900,000 of interest.

      On April 30, 2003, CRG LLC completed the purchase, at a discount, of our $22.6 million construction payables (including accrued interest) to Cupertino Electric, Inc. and Kinetics Mechanical Services, Inc. and Kinetics Systems Inc. Cupertino and Kinetics were construction contractors for the NAP of the Americas. At the closing, the construction payables were converted into 30,133,334 shares of our common stock.

      On April 30, 2003, we issued 10% Subordinated Secured Convertible Debentures due April 30, 2006 for an aggregate principal amount of $25.0 million. The debt is convertible into shares of our stock at $0.50 per share. Interest is payable quarterly beginning July 31, 2003. The debentures were issued in exchange for $10.3 million in cash, $9.5 million in a promissory note due in full May 30, 2003 and $5.2 million of notes payable which were converted into the Subordinated Debentures. Included in the $5.2 million is $2.0 million of cash received in March 2003 in anticipation of the transaction.

      The maker of the $9.5 million promissory note failed to pay but agreed on June 16, 2003 to assign the note and the debenture to an entity newly formed by the son of a director of the Company. Payments received as of June 30, 2003 aggregated approximately $5.8 million and the remaining $3.7 million is due no later than August 15, 2003. Two of the Company’s directors have guaranteed payment and performance in accordance with the amended terms of the note. Management believes that collection on the remaining balance is reasonably assured. In connection with this transaction, the Company will recognize a beneficial conversion feature of $9.5 million, based on the June 16, 2003 measurement date.

      The following condensed pro forma balance sheet gives effect to the following transactions as if they had occurred on March 31, 2003:

•	Ocean Bank debt conversion of $15.0 million in debt to equity;

•	payment of $1.6 million past due and accrued interest and $0.9 million in prepaid interest to Ocean Bank;

•	CRG transaction whereby $21.6 million in construction payables plus $1.0 million in accrued interest was converted to equity;

•	issuance of Subordinated Debentures for $16.1 million in cash, $5.2 million in conversion of notes payable and $3.7 million in amounts receivables under the $9.5 million promissory note.

	March 31,	Proforma	Proforma
	2003	Adjustments	March 31, 2003

Assets
Current assets:
Cash and cash equivalents	$1,408,190	$13,600,000	$15,008,190
Notes receivable	—	3,700,000	3,700,000
Other current assets	523,940	900,000	1,423,940

Total current assets	1,932,130		20,132,130
Long term assets	67,669,383		67,669,383

Total assets	$69,601,513		$87,801,513

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of notes payable	1,464,963		1,464,963
Construction payables	22,012,162	(21,602,343)	409,819
Accounts payable and other	13,011,371		13,011,371
Interest payable	4,492,805	(2,597,657)	1,895,148

Total current liabilities	40,981,301		16,781,301

Notes payable	56,174,938	(14,800,000)	41,374,938
Convertible debt, net of beneficial conversion	14,005,000	15,500,000	29,505,000
Other long term debt	4,344,243		4,344,243

Total liabilities	115,505,482		92,005,482

Redeemable convertible preferred stock	556,729		556,729

Total stockholders’ deficit	(46,460,698)	41,700,000 (1)	(4,760,698)

Total liabilities and stockholders’ deficit	$69,601,513		$87,801,513

(1) Includes $9.5 million from beneficial conversion, $9.6 million and $14.1 million in common stock and paid in capital from the Ocean Bank debt conversion and CRG transaction, respectively, and $8.5 million in gain from CRG transaction.

  Liquidity

      From the time of the merger through March 31, 2003, we have incurred net operating losses of approximately $202.6 million. Our cash flows from operations for the years ended March 31, 2003 and 2002 were negative and our working capital deficit was approximately $39.0 million and $88.3 million as of March 31, 2003 and 2002, respectively. Due to our recurring losses from operations, the uncertainty surrounding the anticipated increase in revenues and the lack of committed sources of additional debt or equity, substantial doubt exists about our ability to continue as a going concern.

      Historically, we have met our liquidity needs primarily through obtaining additional debt financing and the issuance of equity interests. Some of our debt financing was either provided by or guaranteed by Manuel D. Medina, our Chief Executive Officer and Chairman of the Board. In prior periods we also successfully shut down or disposed of non-core operations and implemented a series of expense reductions to reduce our liquidity needs.

      Based on customer contracts signed as of June 13, 2003, our monthly cash deficit from operations is approximately $1.4 million. In order to eliminate this current monthly cash deficit from operations, the new monthly revenues required range from $2.0 million to $3.0 million. This range of new revenue depends on the mix of the services sold and their corresponding margin. Our required revenues are based on existing contracts, including those recently announced with the U.S. Government and enterprises, and expected future contracts from potential customers currently in the sales pipeline. We have identified additional potential customers, including the federal, state and local governments, and are actively offering available services to them. However, our projected revenues and planned cash needs depend on several factors, some of which are beyond our control, including the rate at which our services are sold to the government sector and the commercial sector, the ability to retain our customer base, the willingness and timing of potential customers outsourcing the housing and management of their technology infrastructure to us, the reliability and cost-effectiveness of our services and our ability to market our services.

      The majority of our planned operating cash improvement is expected to come from an increase in revenues and cash collections from customers. If we fail to achieve planned revenues we will require additional financing. There can be no assurance that additional financing will be available, or that, if available the financing will be obtainable on terms acceptable to us or that any additional financing would not be substantially dilutive to existing shareholders. If we need to obtain additional financing and fail to do so, it may have a material adverse effect on our ability to meet financial obligations and operate as a going concern. Consequently, the uncertainty surrounding the anticipated increase in revenues, including the rate at which services are sold, raises substantial doubt about our ability to continue as a going concern.

      We will continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders, or restructure our debt to further strengthen our financial condition or for strategic reasons.

  Sources and uses of cash

      Cash used in operations for the year ended March 31, 2003 was approximately $18.3 million compared to cash used in continuing operations of $35.7 million for the year ended March 31, 2002, a decrease of $17.4 million. This period over period decrease was primarily due to a $16.2 million decrease in our net loss to $41.2 million in fiscal year 2003 when compared to $57.4 million in fiscal year 2002.

      Cash used in investing activities for the year ended March 31, 2003 was $1.3 million compared to cash used in investing activities of $29.4 million for the year ended March 31, 2002, a decrease of $28.1 million. The amount of cash used in investing activities has decreased as we have now completed the build out of the NAP of the Americas and a portion of our colocation facility in Santa Clara, California. For the year ended March 31, 2003, cash of $1.0 million was used primarily for the purchase of property and equipment related to the NAP of the Americas. For the year ended March 31, 2002, cash of $45.8 million was used primarily for the purchase of property and equipment related to the NAP of the Americas and our colocation facility in Santa Clara, California.

      Cash provided by financing activities for the year ended March 31, 2003 was $20.8 million compared to cash provided by financing activities of $59.9 million for the year ended March 31, 2002, a decrease of $39.1 million. The period over period decrease in cash provided by financing activities resulted primarily from a decrease of $56.8 million of new borrowings partially offset by an increase in sale of common stock and warrants of $17.0 million.

      We had a net working capital deficit of approximately $39.0 million and stockholder’s deficit of approximately $46.5 million at March 31, 2003 and incurred a net loss of approximately $41.2 million for the year then ended. This loss is principally the result of:

•	non-cash items, including impairment charges of long-lived assets of approximately $4.0 million, and depreciation and amortization expense of approximately $5.1 million;

•	interest expense of approximately $11.0 million;

•	approximately $11.2 million of expenses generated from the operations of the NAP of the Americas; and

•	not generating sufficient revenue during the year to support the increase in infrastructure.

  Debt and equity activity

      Ocean Bank Credit Facility: On September 5, 2001, we borrowed $48.0 million from Ocean Bank. The Ocean Bank credit facility is secured by all of our assets and allows for up to a $25.0 million junior lien position on the assets of our NAP of the Americas, Inc. subsidiary. To obtain the original loan, we paid a $720,000 commitment fee to Ocean Bank. The proceeds of the original credit facility were used to:

•	repay a $10.0 million short-term loan from Manuel D. Medina, our Chief Executive Officer, the proceeds of which we had used to fund the build out of the NAP of the Americas (Mr. Medina, in turn, used the $10.0 million to repay a personal $10.0 million short-term loan from Ocean Bank);

•	repay $3.5 million of debt that we owed to Ocean Bank under a line of credit personally guaranteed by Mr. Medina;

•	pay $1.2 million in loan costs related to the $48.0 million credit facility (including a $720,000 commitment fee); and

•	fund the NAP of the Americas build out costs.

      Mr. Medina has personally guaranteed the credit facility. In addition to Mr. Medina’s personal guarantee of the credit facility, and in order to obtain the facility, the bank required Mr. Medina, prior to the bank disbursing funds under the credit facility, to (i) provide $5.0 million certificate of deposit to the bank as collateral on certain personal loans that Mr. Medina has with the bank and (ii) commit to accelerate the maturity date of those personal loans to December 31, 2001. Subsequent to September 2001, Mr. Medina and the bank changed the maturity date on the personal loans, first to December 31, 2001 and later to July 1, 2002. In the event of our default under the credit facility, Mr. Medina also agreed to subordinate debt that we owed to Mr. Medina. Mr. Medina has repaid part of those personal loans to the bank through liquidation of the $5.0 million certificate of deposit in January 2002 leaving an outstanding principal balance of approximately $4.8 million. In addition, he exercised his right under the personal loan agreements to extend their maturity date from July 1, 2002 to June 30, 2003. As of June 30, 2003, such personal loans have matured and are unpaid. Accordingly, and as further discussed below, Mr. Medina could demand the Company to provide cash collateral for Mr. Medina’s outstanding loan balances aggregating approximately $4.8 million. Mr. Medina has an option under the relevant loan documents to extend the loan to December 31, 2003 that requires a principal payment of $300,000. Although the option to extend expires June 30, 2003, Mr. Medina is currently in discussions with Ocean Bank regarding extending the loan, and believes that Ocean Bank will agree to extend the loan.

      In consideration of Mr. Medina’s agreeing to repay his indebtedness to Ocean Bank earlier than otherwise required, pledging the certificate of deposit to the bank and personally guaranteeing our credit facility and approximately $21.0 million of construction payables, we entered into an amended and restated employment agreement with him. Under the terms of the amended and restated employment agreement, we will indemnify Mr. Medina from any personal liability related to his guarantees of our debt, use commercially reasonable efforts to relieve Mr. Medina of all his guarantees of our debt, provide up to $6.5 million of cash collateral to the bank should Mr. Medina be unable to repay the personal loans when due and provide a non interest-bearing $5.0 million loan to Mr. Medina for as long as his guarantees of our debt exist. If the loan to Mr. Medina becomes in default, we have a right of offset against all amounts payable by us to Mr. Medina, the aggregate of which is approximately $3.0 million as of March 31, 2003. Subsequent to March 31, 2003, the amount was reduced to $1.5 million. Mr. Medina agreed that we have the right to withhold payment to him of $1,375,000 in convertible debentures owned by him until the note receivable is repaid. The note receivable from Mr. Medina is shown as an adjustment to equity. The $48.0 million credit facility and the note receivable from Mr. Medina were approved by our board of directors.

      In July 2002, we and Mr. Medina modified the terms of his $5.0 million non-interest bearing note payable to us. As amended, the note has a maturity date of December 5, 2004 and bears interest subsequent to September 5, 2002 at 2%, the applicable federal rate. Interest is due in bi-annual installments. We will review the collectibility of this note on a quarterly basis.

      In August 2002, we amended the terms of our credit facility. The modified credit facility reduced the annual interest rate to 7.50%. Under the terms of the amended facility, the initial maturity date was extended to September 2003 and we had the option to exercise two six-month extension periods each at a cost of 0.5% of the principal balance outstanding together with a principal repayment of $2.5 million. During each extension period, a $250,000 monthly principal repayment plus interest would have been due. At closing, the total amount of the loan was disbursed except for approximately $6.6 million that was held as an interest reserve. Through June 2002, the interest reserve was disbursed monthly to make interest payments. We commenced making monthly interest payments in July 2002. All other material provisions of the credit facility remained unchanged.

      On April 30, 2003, Ocean Bank revised its $44.0 million credit facility with us by converting $15.0 million of the outstanding principal balance into 20 million shares of our common stock and extending the term of the remaining $29.0 million until April 30, 2006. Under the new terms, interest will be payable monthly at an annual rate of 5.25% for the first twelve months and 7.5% thereafter. Concurrent with this transaction, we paid all past due interest.

      Construction Payables: On November 8, 2002, CRG, LLC entered into an agreement with Cupertino to purchase our entire $18.5 million construction payable (including accrued interest) to Cupertino. Under the terms of their agreement, CRG was to pay Cupertino $8.4 million for the $18.5 million of our debt. On November 11, 2002, we entered into an agreement with CRG that provided us with the option, upon the closing of the purchase of our debt by CRG from Cupertino, to repay the entire debt at a discount by either issuing shares of our common stock valued at $0.75 per share or making a cash payment.

      On December 5, 2002, CRG entered into an agreement with Kinetics to purchase our entire $4.1 million construction payable (including accrued interest) to Kinetics. Under the terms of their agreement CRG was to pay Kinetics $1.9 million. On December 5, 2002, we also entered into an agreement with CRG that provided us the option, upon the closing of the purchase of the debt by CRG from Kinetics Mechanical Services, Inc. and Kinetics Systems Inc., to repay the entire debt at a discount by either issuing shares of our common stock valued at $0.75 per share or making a cash payment.

      On April 30, 2003, CRG completed the purchase of the obligations to Cupertino and Kinetics in accordance with the agreements dated November 11, 2002 and December 5, 2002, respectively. Upon closing, the construction payables were converted into equity in accordance with the November 11, 2002 and December 5, 2002 option agreements.

      CRG was created by Mr. Christian Altaba, one of our shareholders, for the purpose of buying our debt from Cupertino Electric and Kinetics Mechanical Services. None of the participants in CRG were or currently are our officers or directors. There is no affiliation between CRG and Cupertino or Kinetics. CRG is managed by Mr. Altaba.

      Convertible Debentures: As of March 31, 2003, we had not paid approximately $1,242,000 of accrued interest on our convertible debt due on or before March 31, 2003. Subsequent to March 31, 2003, we paid such amounts. During November 2002, we made an offer to all of the holders of the convertible debentures to convert their debentures, including accrued interest as of September 30, 2002, into our common shares at the lower of their current conversion price or $0.75. Approximately $26.4 million of the convertible debentures had stated conversion prices in excess of $0.75 per share. As of December 31, 2002, approximately $15.8 million of the convertible debt and accrued interest of approximately $520,000 was converted to equity. As a result, we recognized $5.0 million inducement on debt conversion expense which represents the fair value of the additional common shares issued as a result of the lower conversion price. The holders of the convertible debt had a 30 day period during January 2003 to require us to repay the outstanding principal balance. During April 2003 and May 2003, we made payments totaling approximately $1.0 million to five holders of the convertible debentures who exercised their right to request an acceleration of payment.

      Other: In August 2002, we modified the terms of a note payable to a financial institution. The maturity date was extended until December 2002 with some principal payments to be made monthly and the remaining principal and interest due at maturity. In conjunction with the modification and extension of this note, we issued 400,000 shares of our common stock valued at $180,000 to a shareholder, who formerly guaranteed the note. On March 31, 2003, the principal balance of the note was $667,178. On March 31, 2003, we entered into a forbearance agreement with the lender and modified the terms of our note. Under the modified agreement terms, we made principal payments of $100,000 and $125,000 in April 2003 and May 2003, respectively and the financial institution retained the right to enforce accelerated remedies if we default on the modified note. We are also required to make seven consecutive monthly principal payments of $25,000 commencing on June 1, 2003, with interest on the outstanding balance to be paid monthly, and a balloon payment on or before December 31, 2003, representing full and final payment of outstanding principal and accrued interest. We made the required payment on June 1, 2003.

      As of March 31, 2003, we had not paid approximately $602,740 relating to a lease. We have negotiated a payment plan with the vendor where partial payments are to be made.

      Between April 2002 and June 2003, we borrowed an aggregate of $9.9 million of short-term debt bearing interest between 9% and 10%, including $1.6 million from Manuel D. Medina, our Chief Executive Officer and $80,000 from Guillermo Amore, a member of our board of directors. During the same period, we repaid $2.8 million of short-term debt, including $740,500 to Mr. Medina, $117,000 to Mr. Amore and $37,500 to Miguel Rosenfeld, who is also a member of our board of directors.

      On October 30, 2002, we entered into an agreement with Mr. Arturo Ehrlich to assist us in raising capital. We issued warrants to purchase 1.2 million shares of our common stock at $0.75 per share to Mr. Ehrlich together with a cash payment of $180,000 as an advance for future expenses. Mr. Ehrlich is a director of a corporation that lent us $3.0 million in October 2002.

      In May 2001, we issued 294 shares of Series H redeemable convertible preferred stock for $500,000. The preferred stock provides for a preferential annual dividend of $102 per share and is initially convertible into 294,000 shares of common stock. The preferred stock is redeemable at $1,700 per share plus unpaid dividends at the request of One Vision Worldwide on June 1, 2005.

Guaranties and Commitments

      The Technology Center of the Americas, LLC, (“TECOTA”), an entity in which we have a 0.84% membership interest, owns the building that leases the space to us for the NAP of the Americas under a 20 year lease. The construction of TECOTA was funded with $48.0 million in equity and $61.0 million in construction financing from a consortium of banks. We guaranteed these construction loans during development and construction of TECOTA. After TECOTA was built, some of the banks released us from the guarantee, the result of which was to reduce the guarantee to $5.5 million. As of March 31, 2003, the TECOTA debt outstanding under the construction loan was $35.4 million. We do not expect to fund any amounts under our guaranty.

      We guarantee up to $6.5 million in personal debt of Manuel D. Medina, our Chief Executive Officer and Chairman. See “— Liquidity and Capital Resources” for details.

      We lease space for our operations, office equipment and furniture under non-cancelable operating leases. Some equipment is also leased under capital leases, which are included in leasehold improvements, furniture and equipment. The following table represents the minimum future operating and capital lease payments for these commitments, as well as the combined aggregate maturities for the following obligations for each of the twelve months ended March 31:

	Capital lease
	obligations	Operating leases	Notes payable	Convertible debt	Total

2004	$2,192,252	$6,024,471	$1,464,963	900,000	$10,581,686
2005	1,021,260	6,011,946	6,898,000	2,750,000	16,681,206
2006	9,724	5,581,098	48,000	11,255,000	16,893,822
2007	11,394	5,548,701	49,222,553	—	54,782,648
2008	5,307	5,347,842	6,385	—	5,359,534
Thereafter	—	70,406,223	—	—	70,406,223

	$3,239,937	$98,920,281	$57,639,901	$14,905,000	$174,705,119

      As a result of our sale of common shares in August 2002 at $0.58 per share, we are committed to issue an additional 3.6 million shares to NAP de las Americas-Madrid S.A. As of June 25, 2003, these shares had not yet been issued.

New Accounting Pronouncements

      In March 2003, the FASB reached a consensus on Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. The consensus provides guidance on the accounting for multiple element revenue arrangements. It also provides guidance on how to separate multiple element revenue arrangements into its separate units of accounting and how to measure and allocate the arrangement’s total consideration to each unit. The effective date of EITF 00-21 is for revenue arrangements entered into in fiscal periods (interim or annual) beginning after June 15, 2003. Early application is permitted. We do not expect the adoption of EITF 00-21, effective July 1, 2003, to have a material effect on our financial statements.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51: This Interpretation provides guidance for determining a primary beneficiary period. The effective date of Interpretation No. 46 is the first interim period beginning after June 15, 2003 for variable interest entities acquired before February 1, 2003 and immediately to variable interest entities created after January 31, 2003. NAP de las Americas — Madrid S.A. may be a variable interest entity in accordance with FIN 46. Our maximum related exposure to loss is approximately $500,000 at March 31, 2003. We do not expect the adoption of FIN 46, effective July 1, 2003, to have a material effect on our financial statements.

      On December 31, 2002, the FASB issued FASB Statement No. 148 (SFAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure, amending FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation.” This Statement amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. We do not plan to change to the fair value based method of accounting for stock-based employee compensation. We have complied with the disclosure required in the March 31, 2003 financial statements.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” For guarantees issued or modified after December 31, 2002, a liability shall be recognized for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements were effective for interim and annual financial statements for periods ending after December 15, 2002. We currently guarantee the aggregate amount of approximately $12.0 million in debt. See — “Guarantees and Commitments” for details. FIN 45 will impact our financial position or results of operations in subsequent periods if these guarantees are modified.

      In April 2002, the Financial Accounting Standards Board (FASB) approved SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” In addition to rescinding SFAS 4, 44, and 64 and amending SFAS 13, SFAS145 establishes a financial reporting standard for classification of extinguishment of debt in the financial statements in accordance with APB 30. SFAS 145 will be effective for our fiscal year ended March 31, 2004. We do not expect the adoption of SFAS 145 to have a material effect on our financial position or results of operations. However, SFAS 145 will have an impact on the presentation of our results of operations for the quarter ended June 30, 2003. On April 30,

2003, we entered into financing transactions that will result in debt restructuring gains. See “— Liquidity and Capital Resources.”

Forward Looking-Information

      This Annual Report may contain “forward-looking statements” based on our current expectations, assumptions, and estimates about us and our industry. These forward-looking statements involve risks and uncertainties. Words such as “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described in “Risk Factors” and elsewhere in this Annual Report. The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Risk Factors

      Our recurring losses from operations and the lack of committed sources of additional debt or equity to support working capital deficits raises substantial doubt about our ability to continue as a going concern. From the time of the merger through March 31, 2003, we have incurred net operating losses of approximately $202.6 million. Our cash flows from operations for the years ended March 31, 2003 and 2002 were negative and our working capital deficit was approximately $39.0 million and $88.3 million as of March 31, 2003 and 2002, respectively.

      The majority of our planned operating cash improvement during our fiscal year 2004 is expected to come from an increase in revenues and cash collections from customers. If we fail to achieve planned revenues of $2.0 million to $3.0 million a month, then we will require additional financing. There can be no assurances that additional financing will be available, or that, if available the financing will be obtainable on terms acceptable to us or that any additional financing would not be substantially dilutive to existing shareholders. If we need to obtain additional financing and fail to do so, it may have a material adverse effect on our ability to meet financial obligations and operate as a going concern. Consequently, recurring losses from operations, the uncertainty surrounding the anticipated increase in revenues, including the rate at which services are sold and the lack of committed sources of additional debt or equity, raises substantial doubt about our ability to continue as a going concern.

      Our substantial leverage could adversely affect our ability to fulfill our obligations and operate our business. As of March 31, 2003, our total liabilities were approximately $115.5 million, obligations guaranteed by us were $10.3 million and our total shareholders’ deficit was $46.5 million. Our substantial debt and guarantees could have important consequences to you, including the following:

•	our substantial leverage increases our vulnerability to economic downturns and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to those of our competitors that are less leveraged;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and our industry and could limit our ability to pursue other business opportunities, borrow more money for operations or capital in the future and implement our business strategies;

•	our level of debt may restrict us from raising additional financing on satisfactory terms to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and other general corporate requirements;

•	covenants in our debt instruments limit our ability to pay dividends or make other restricted payments and investments; and

•	our total guarantees are approximately $10.3 million and if we are required to fund under these guarantees our liquidity and cash flows would be adversely affected.

      We may be unable to raise the funds necessary to repay or refinance our indebtness. We are obligated to make principal and interest payments on our credit facility with Ocean Bank each year until it matures in 2006. Additionally, $49.2 million of our credit facilities mature in 2007. Each of these obligations requires significant amounts of liquidity. We may need additional capital to fund those obligations. Our ability to arrange financing and the cost of this financing will depend upon many factors, including:

•	general economic and capital markets conditions, and in particular the non-investment grade debt market;

•	conditions in the Internet infrastructure market;

•	credit availability from banks or other lenders;

•	investor confidence in the telecommunications industry generally and our company specifically; and

•	the success of our TerreNAP Centers.

      If we need additional funds, our inability to raise them will have an adverse effect on our operations. If we decide to raise additional funds by incurring debt, we may become subject to additional or more restrictive financial covenants and ratios.

      We are required to incur significant expenses in an effort to attract customers to our facilities. Our ability to generate increased revenue is substantially dependent on the willingness of potential customers to locate their critical operations at our facilities. Our ability to attract new customers depends on a variety of factors, including the willingness of carriers to exchange traffic at our facilities, the willingness of businesses to outsource their mission-critical data operations, the reliability and cost-effectiveness of our services and our ability to effectively market our services. We expect to continue to make additional significant investments in sales and marketing. The increase in our sales and marketing efforts may not result in increased sales of our services. We intend to develop alternative distribution and lead generation relationships with potential channel partners. Any failure by us to develop these relationships could materially and adversely impact our ability to generate increased revenues.

      If we do not locate financial or strategic partners, we may have to delay or abandon expansion plans. Expenditures commence well before a TerreNAP Center opens, and it may take an extended period to approach break-even capacity utilization. It takes a significant period of time to select the appropriate location for a new TerreNAP Center, construct the necessary facilities, install equipment and telecommunications infrastructure and hire operations and sales personnel. As a result, we expect that individual TerreNAP Centers will experience losses for more than one year from the time they are opened. As a part of our TerreNAP Center strategy, we intend to rely on third-party financial or strategic partners to fund the development costs. If we are unable to establish such third-party relationships, we may delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities, making it difficult for us to generate additional revenue and to respond to competitive pressures.

      Our operations in Brazil and Spain expose us to risks not faced by companies transacting business only in the United States. We have operations in foreign countries, including NAP facilities, sales personnel and customer support operations in Sao Paulo, Brazil and Madrid, Spain. We intend to expand to other international locations in the future. These operations are subject to economic risks inherent in doing business in foreign countries, including the following:

•	Disruptions in Foreign Markets. Disruptions in financial markets and the deterioration of the underlying economic conditions in some countries could have an impact on our sales to customers located in, or whose end-user customers are located in, these countries.

•	Fluctuations in Currency Exchange Rates. Currency instability in geographic markets other than the United States may make our services more expensive than services offered by others that are priced in the local currency. Moreover, many of the costs associated with our operations located outside the

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

•	Longer Payment Cycles. Our customers outside of the United States are often allowed longer time periods for payment than our U.S. customers. This increases the risk of nonpayment due to the possibility that the financial condition of particular customers may worsen during the course of the payment period.

•	Tariffs, Duties, Limitations on Trade and Price Controls. Our international operations are affected by limitations on imports, currency exchange control regulations, transfer pricing regulations, price controls and other restraints on trade. In addition, the governments of some countries in which we have operations, have the ability to exercise significant influence over many aspects of their domestic economies and international trade.

•	Potential Adverse Tax Consequences. Our international operations create a risk of potential adverse tax consequences, including imposition of withholding or other taxes on payments by our customers.

•	Credit and Access to Capital Risks. Our local financial or strategic partners could have reduced access to working capital due to higher interest rates, reduced bank lending resulting from contractions in the money supply or the deterioration in their financial condition, or the inability to access other financing.

•	Distributions and other payments from our subsidiaries and affiliates may be subject to foreign taxes. Distributions of earnings and other payments, including interest, we receive from our subsidiaries and affiliates may be subject to withholding taxes imposed by the jurisdictions in which these entities are formed or operating. These taxes would reduce the amount of after-tax cash we would receive from these entities.

•	New Competitors and Competitive Environment. As we expand our operations in markets outside the United States, we will also encounter new competitors and competitive environments. Our foreign competitors may enjoy a government-sponsored monopoly on telecommunications services essential to our business, and will generally have a better understanding of their local industry and longer working relationships with local infrastructure providers.

      We may not be able to compete effectively in the market for data center services. The market for data center services is extremely competitive and subject to rapid technological change. Our current and potential competitors include providers of data center services, global, regional and local telecommunications companies and Regional Bell Operating Companies, and information technology outsourcing firms. Many of our existing competitors have greater market presence and financial and personnel resources than we do. Our competitors include Internet data centers operated by established communications carriers such as AT&T, Level 3, MCI and Qwest. We also compete with providers of data services centers, regional Bell operating companies that offer Internet access and information technology outsourcing firms. The principal competitive factors in our market include:

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

      Some of our competitors may be able to develop and expand their data center services faster, devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than we can. In addition, these competitors have entered and will likely continue to enter into business relationships to provide additional services that compete with the services we provide.

      Our products and services have a long sales cycle that may materially adversely affect our business, financial condition and results of operations. A customer’s decision to purchase services at a TerreNAP Center typically involves a significant commitment of resources and will be influenced by, among other things, the customer’s confidence in our financial strength. As a result, we have a long sales cycle. Delays due to the length of our sales cycle may materially adversely affect our business, financial condition and results of operations.

      We believe our market is likely to consolidate in the near future, which could result in increased price and other competition. Some of our competitors who sell bandwidth may be able to provide customers with additional benefits relating to the customer’s Internet system and network management solutions, including reduced local and long distance communications costs, which could reduce the overall costs of their services relative to ours. We may not be able to offset the effects of any price reductions.

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

      Our President, Chairman and Chief Executive Officer, cannot be removed without cause which could delay, defer or prevent change in control of our company or impede a merger, consolidation, takeover or other business combination. Under the terms of our agreement with Manuel D. Medina, our President, Chairman and Chief Executive Officer, as long as Mr. Medina’s guarantees of our debt exist, we have agreed to nominate Mr. Medina to our board of directors and not remove Mr. Medina, unless for good cause, or remove any of our officers without Mr. Medina’s consent. This could delay, defer or prevent change in control of our company or impede a merger, consolidation, takeover or other business combination that you, as a stockholder, may otherwise view favorably.

      If the price of our shares remains low or our financial condition deteriorates, we may be delisted by the American Stock Exchange. Our common stock currently trades on the American Stock Exchange (Amex). The Amex requires companies to fulfill specific requirements in order for their shares to continue to be listed. Our securities may be considered for delisting if:

      (i) our financial condition and operating results appear to be unsatisfactory;

      (ii) it appears that the extent of public distribution or the aggregate market value of the securities has become so reduced as to make further dealings on the Amex inadvisable; or

      (iii) we have sustained losses which are so substantial in relation to our overall operations or our existing financial condition has become so impaired that it appears questionable whether we will be able to continue operations and/or meet our obligations as they mature.

      For example, the Amex may consider suspension or delisting of a stock if the stock has been selling for a substantial period of time at a low price per share. Our common stock has been trading at relatively low prices for the past eighteen months and we have sustained net losses for the past three fiscal years. Therefore, our common stock is at risk of being delisted by the Amex. If our shares are delisted from the Amex, our stockholders could find it difficult to sell our stock. To date we have had no communication from the Amex regarding delisting. If our common stock is delisted from the Amex, we may apply to have our shares quoted on NASDAQ’s Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. The Bulletin Board and the “pink sheets” are generally considered to be less efficient markets than the Amex. In addition, if our shares are no longer listed on the Amex or another national securities exchange in the United States, our shares may be subject to the “penny stock”’ regulations. If our common stock were to become subject to the penny stock rules it is likely that the price of our common stock would decline and that our stockholders would find it difficult to sell their shares. If our stock were to become delisted we could be in default of various agreements, including the Ocean Bank credit facility.

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

      Our exposure to market risk resulting from changes in interest rates relates primarily to our debt. An immediate 10% increase or decrease in current interest rates would furthermore not have a material impact on our debt obligations due to the fixed nature of our debt obligations. The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair market value of the fixed interest rate debt but do not impact our earnings or cash flows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The financial statements required by this Item 8 are attached hereto as Exhibit (a)(1).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Our executive officers, directors and some of our key employees, and their ages as of June 13, 2003, are as follows:

Name	Age	Principal Position

Manuel D. Medina	50	Chairman of the Board, President and Chief Executive Officer
Joseph R. Wright, Jr.	64	Vice Chairman of the Board
Guillermo Amore	65	Director
Timothy Elwes	67	Director
Fernando Fernandez-Tapias	64	Director
Jose Maria Figueres-Olsen	48	Director
Arthur L. Money	63	Director
Marvin S. Rosen	61	Director
Miguel J. Rosenfeld	53	Director
Joel A. Schleicher	50	Director
Brian K. Goodkind	45	Executive Vice President and Chief Operating Officer
Jose A. Segrera	32	Senior Vice President and Chief Financial Officer
Jose E. Gonzalez	42	Senior Vice President, General Counsel and Secretary
Key Employees
Jamie Dos Santos	41	Senior Vice President and Chief Marketing Officer
Sandra B. Gonzalez-Levy	53	Senior Vice President, Corporate Communications
Marvin Wheeler	48	Senior Vice President, Worldwide Operations
Aviva Budd	63	Senior Vice President

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

      Joseph R. Wright, Jr. has served as our Vice Chairman of the Board since April 28, 2000. Prior to that, Mr. Wright served as Chairman of the Board from May 1995 to April 2000, when Terremark Holdings, Inc. concluded a reverse merger into Amtec Inc., a telecommunications company of which he was Chairman and Chief Executive Officer. Mr. Wright currently is President and Chief Executive Officer of PanAmSat, a global provider of satellite-based communication services. Mr. Wright also served as Chairman of the Board of GRC International, Inc., a United States public company that provides technical information technology support to government and private entities, from 1996 to 2000. He is also Co-Chairman of Baker & Taylor Holdings, Inc., an international book and video distribution company, and Vice Chairman of Jefferson Consulting Group, a Washington D.C. consulting firm. From 1989 to 1994, Mr. Wright served as Executive Vice President, Vice Chairman and Director of W.R. Grace & Co., an international chemicals and health care company, President of Grace Energy Corporation and Chairman of Grace Environmental Company. From 1982 to 1989, Mr. Wright held the positions of Director and Deputy Director of the Office of Management and Budget, The White House, and was a member of President Reagan’s cabinet. Before 1982, he served as Deputy Secretary, United States Department of Commerce, President of Citicorp Retail Services and Retail Consumer Services, held posts in the United States Department of Agriculture and the United States Department of Commerce, and was Vice President and Partner of Booz Allen & Hamilton, a management consulting firm.

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

      Fernando Fernandez-Tapias has served as a member of our board of directors since March 31, 2003. Since May 1991, Mr. Fernandez-Tapias has served as the President of Naviera F. Tapias. Mr. Fernandez-Tapias has also served as a board member of Union Fenosa. In addition, Mr. Fernández-Tapias founded Roll-On Roll-Off, Interpuertos, Spain Shipping, Naviera Amura and Naviera Roda. Mr. Fernández-Tapias currently serves as the President of the Cámara Oficial de Comercio e Industria de Madrid (Official Chamber of Commerce and Industry of Madrid). Mr. Fernández-Tapias holds a degree from the Instituto Internacional de Empresas de la Universidad Comercial de Deusto.

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

      Arthur L. Money has served as a member of our board of directors since May 2003. Since September 2002, Mr. Money has been a member of the board of directors of Rainbow Technologies, Inc., a provider of Information Technology security solutions. From 1999 to 2001, Mr. Money was the Assistant Secretary of Defense (C3I) and Department of Defense CIO. Prior to this, Mr. Money served as the Assistant Secretary of the Air Force for Research, Development, and Acquisition, and was Vice President and Deputy General Manager of TRW. From 1989 to 1995, Mr. Money was President of ESL, Inc. He has received distinguished public service awards from the U.S. Department of Defense (Bronze Palm), the U.S. Air Force, and the U.S. Navy. He is currently President of ALM Consulting specializing in command control and communications, intelligence, signal processing, and information processing. Mr. Money received his Master of Science Degree in Mechanical Engineering from the University of Santa Clara and his Bachelor of Science Degree in Mechanical Engineering from San Jose State University.

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

      Joel A. Schleicher has served as a member of our board of directors since April 2000. Mr. Schleicher served as Chairman and Chief Executive Officer of Interpath (the predecessor company to USinternetworking prior to merger) from May 2000 to July 2002. He presently serves as consultant and advisor and is a member of the board of directors of several domestic and international companies, both public and private. From June 1998 to January 2000, Mr. Schleicher was the Chief Executive Officer for Expanets, a roll-up of 26 local interconnects into a nationwide provider of networked communications solutions to mid-sized enterprises. From 1989 through 1995, he served as the Chief Operating Officer and President for Nextel Communications, Inc. Mr. Schleicher received a BSB in Accounting from the Carlson School of Management at the University of Minnesota.

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

      Jose A. Segrera has served as our Senior Vice President and Chief Financial Officer since September 2001. From September 2000 to June 2001, Mr. Segrera served as our Vice President — Finance. From January 2000 to September 2000, Mr. Segrera served as the interim Chief Financial Officer of FirstCom Corporation. From June 1996 to November 1997, Mr. Segrera was a manager in the assurance practice at KPMG Peat Marwick LLP. Mr. Segrera received his Bachelors in Business Administration and his Masters in Professional Accounting from the University of Miami.

      Jose E. Gonzalez has served as our Senior Vice President, General Counsel and Secretary since January 2001. Prior to joining Terremark, Mr. Gonzalez served as the Vice President and Regional Counsel for Sunbeam Corporation, responsible for legal affairs throughout Canada, Latin America/ Caribbean and Asia. From 1995 to 1998, Mr. González was Assistant General Counsel, International, responsible for the international legal affairs of Blockbuster Entertainment, a subsidiary of Viacom, Inc. From 1990 to 1995 Mr. González was a member of the General Counsel’s Office of the American Express Company, where he served as Regional Counsel for Latin America and the Caribbean. Mr. González received his Bachelors of

Arts degree from Fordham University in 1982 and his Juris Doctor from Fordham University School of Law in 1985. He is a member of the Bar of the State of New York and certified to practice as in-house counsel by the Bar of the State of Florida.

      Jamie Dos Santos has served as our Senior Vice President and Chief Marketing Officer since March 2003. From April 2001 to March 2003, Ms. Dos Santos served as Senior Vice President Global Sales. From 1981 to April 2001, Ms. Dos Santos worked with the Bell System. Ms. Dos Santos held various positions during her tenure with Telcordia/ Bell Systems including Director of Professional Services Latin America, Regional Account Director starting her career as a Business Service Representative prior to divestiture. Ms. Dos Santos attended the University of Florida and Bellcore’s elite Technical training curriculum receiving various degrees in telecommunications.

      Sandra B. Gonzalez-Levy has served as our Senior Vice President, Corporate Communications since July 2000. From January 1997 to June 2000, Mrs. Gonzalez-Levy was President and Chief Executive Officer of the Miami-Dade Community College Foundation, Inc. Mrs. Gonzalez-Levy was Group Senior Vice President and Public Relations Director with Barnett Bank, N.A. From 1980 to December 1996, she was with the Greater Miami Chamber of Commerce, most recently as Senior Vice President in charge of the International Economic Development and Hispanic Business Departments. Mrs. Gonzalez-Levy holds a Masters degree of Business Administration from Barry University.

      Marvin Wheeler has served as our Senior Vice President, Worldwide Operations since March 2003. From March 2001 to March 2003, Mr. Wheeler served as Senior Vice President of Operations and General Manager of the NAP of the Americas. From June 1978 to March 2000, Mr. Wheeler worked at BellSouth managing Data Center and WAN/ LAN Operations in addition to directing some of the 24/7 operations centers in the Southeast United States. Mr. Wheeler graduated from the University of Florida, where he earned a degree in Business Administration with a concentration in marketing.

      Aviva Budd has served as our Senior Vice President since April 2000. Mrs. Budd is responsible for obtaining and managing relationships with financial institutions and other strategic partners. Mrs. Budd has previously been involved with us for over 20 years as counselor and advisor. Mrs. Budd began her career as an attorney in New York City with the firm of Paul Weiss Rifkin Wharton & Garrison. Mrs. Budd received her Bachelor of Science degree from the University of Connecticut, Summa Cum Laude, and her JD from Harvard Law School, Cum Laude.

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

      Based solely on our review of the copies of the forms furnished to us and written representations of the reporting persons, we believe that during the fiscal year ended March 31, 2003 all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except each of Manuel Medina, Guillermo Amore and Miguel Rosenfeld filed a Form 4 on December 23, 2002 which Form 4 should have been filed no later than May 10, 2002.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

      The following table presents information concerning compensation for the chief executive officer and our three most highly compensated executive officers for services in all capacities during the fiscal years indicated. We collectively refer to our chief executive officer and our three most highly compensated executive officers as the “named executive officers.” No other compensation was received by our named executive officers during the last 3 fiscal years.

	Annual		Long Term
	Compensation		Compensation Awards

Name and	Fiscal	Salary	Options/
Principal Position	Year	($)	SARS (#)

Manuel D. Medina Chairman of the Board, President & Chief Executive Officer	2003 2002 2001	350,000 350,000 350,000	— 100,000 100,000
Brian K. Goodkind Executive Vice President & Chief Operating Officer	2003 2002 2001	250,000 250,000 250,000	115,000 150,000 150,000
Jose A. Segrera Executive Vice President & Chief Financial Officer	2003 2002 2001	170,000 170,000 150,000	100,000 200,000 150,000
Jose E. Gonzalez Senior Vice President & General Counsel	2003 2002 2001	185,000 175,000 175,000	75,000 200,000 150,000

Option/SAR Grants In Last Fiscal Year

      The following table sets forth information concerning grants of stock options made during the fiscal year ended March 31, 2003 to our named executive officers. No stock appreciation rights were granted during the fiscal year ended March 31, 2003.

					Potential Realizable
					Value At Assumed
					Annual Rates Of
					Stock Price
					Appreciation For
Individual Grants					Option Term(1)

	Number of	Percent of Total
	Securities	Options Granted	Exercise
	Underlying Options	to Employees in	Price	Expiration
Name	Granted (#)	Fiscal Year	($/Sh)	Date	5% ($)	10% ($)

Manuel D. Medina	—	—	—	—	—	—
Brian K. Goodkind	115,000	4.9%	0.51	04/2/12	36,885	93,473
Jose A. Segrera	100,000	4.3%	0.51	04/2/12	32,074	81,281
Jose E. Gonzalez	75,000	3.2%	0.51	04/2/12	24,055	60,961

(1)	These amounts are based on assumed appreciation rates of 5% and 10% set by the Securities and Exchange Commission rules and are not intended to forecast possible future appreciation, if any, of our stock price.

Aggregated Options Exercises In Last Fiscal Year and Fiscal Year-End Option Values

      The following table sets forth information regarding option exercises by our named executive officers during the fiscal year ended March 31, 2003 and options they held on March 31, 2003. No stock appreciation rights were granted during the fiscal year ended March 31, 2003.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
	Shares		Options at Fiscal Year End		at Fiscal Year End(1)
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Manuel D. Medina	—	—	200,000	—	—	—
Brian K. Goodkind	—	—	288,334	326,666	—	—
Jose A. Segrera	—	—	200,001	349,999	—	—
Jose E. Gonzalez	—	—	191,667	283,333	—	—

(1)	Based on a per share price of $0.36, the closing price of the common stock as reported on the American Stock Exchange on March 31, 2003, minus the exercise price of the option, multiplied by the number of shares underlying the option.

Compensation of Directors

      We maintain a policy of compensating our directors using stock option grants. For their services as our directors for our fiscal year ended March 31, 2003, each of our directors received 100,000 stock options. These options are granted to both employee and independent directors on the same terms. We reimburse our directors for all out-of-pocket expenses incurred in the performance of their duties as directors. We currently do not pay fees to our directors for attendance at meetings.

      We entered into an agreement with Joseph Wright, Jr., one of our directors, commencing September 21, 2001, engaging Mr. Wright as an independent consultant. The agreement is for a term of one year after which it renews automatically for successive one-year periods. Either party may terminate the agreement by providing 90 days notice. The agreement provides for an annual compensation of $100,000, payable monthly.

Employment Agreements

      Manuel D. Medina entered into a one year agreement, commencing March 10, 2000, employing him as our President and Chairman of the Board. On September 6, 2001, in consideration of Mr. Medina agreeing to repay his indebtedness to Ocean Bank earlier than otherwise required, pledging a certificate of deposit to the bank and personally guaranteeing our credit facility and approximately $21 million of construction payables, Mr. Medina’s employment agreement was amended and restated. The term of the amended and restated agreement commenced April 28, 2001 and employs Mr. Medina as our President, Chief Executive Officer and Chairman of the Board. The amended and restated agreement is for a term of twelve months and automatically renews for successive one year terms until either party gives written notice of its intention not to renew. The amended and restated agreement provides for an annual base salary of $350,000 and is subject to increases. Additionally, as long as Mr. Medina’s guarantees of our debt exist, we have agreed to nominate Mr. Medina to our Board of Directors and not remove Mr. Medina, unless for good cause, or remove any of our officers from their positions without Mr. Medina’s consent. Pursuant to the terms of his agreement, Mr. Medina is prohibited from competing with Terremark for a one year period following termination of his employment with Terremark.

      Brian K. Goodkind has entered into an agreement, commencing March 3, 2003, employing him as our Executive Vice President. The agreement is for an indefinite term until either party gives written notice of its intention not to terminate. The agreement provides for an annual base salary of $250,000 and is subject to increases. Pursuant to the terms of his agreement, Mr. Goodkind is prohibited from competing with Terremark for a one year period following termination of his employment with Terremark.

      Jose E. Gonzalez has entered into an agreement, commencing March 3, 2003, employing him as our Senior Vice President and General Counsel. The agreement is for an indefinite term until either party gives written notice of its intention not to terminate. The agreement provides for an annual base salary of $185,000 and is subject to increases. Pursuant to the terms of his agreement, Mr. Gonzalez is prohibited from competing with Terremark for a one year period following termination of his employment with Terremark.

      Jose A. Segrera has entered into a one year employment agreement, commencing September 25, 2001, employing him as our Chief Financial Officer. The agreement automatically renews for successive one year terms until either party gives written notice of its intention not to renew. In June 2001, Mr. Segrera’s title was changed to Senior Vice President and Chief Financial Officer. The agreement provides for an annual base salary of $150,000 and is subject to increases. Pursuant to the terms of his agreement, Mr. Segrera is prohibited from competing with Terremark for a one year period following termination of his employment with Terremark.

      If either of Manuel D. Medina or Jose A. Segrera is terminated without cause, each is entitled to continue to receive his annual base salary through the date his employment would have ended under the terms of his agreement, but in no event for more than six months, and certain other benefits.

      If either of Brian K. Goodkind or Jose E. Gonzalez is terminated without cause, each is entitled to continue to receive his annual base salary and certain other benefits for a period of six months from the date of termination.

      If the employment of any of either Manuel D. Medina, Brian K. Goodkind, Jose E. Gonzalez or Jose A. Segrera is terminated within one year of a change in control of the Company, each is entitled to continue to receive a payment equal to the sum of two times his annual base salary, incentive compensation, and the value of any fringe benefits plus any accrued incentive compensation through the date of termination and certain other benefits. The definition of a “change in control” in the applicable employment agreements includes the resignation of Manuel D. Medina as both our Chairman and Chief Executive Officer, his death, or his absence from the day to day business affairs of the Company for more than 90 consecutive days due to disability or incapacity.

Compensation Committee Interlocks and Insider Participation

      The following directors served as members of the compensation committee during the 2003 fiscal year: Timothy Elwes, Miguel J. Rosenfeld and Kenneth I. Starr. None of the members of the compensation committee was, at any time either during or before such fiscal year, an employee of ours or any of our subsidiaries.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth information regarding the beneficial ownership of shares of our voting stock as of June 13, 2003 by:

•	each director;

•	each of our named executive officers;

•	each person that is known by us to beneficially own more than 5% of the outstanding shares of our voting stock; and

•	all of our directors and named executive officers as a group.

      As of June 13, 2003, we had 306,410,198 shares of our common stock outstanding, 20 shares of Series G Convertible Preferred Stock outstanding and 294 shares of Series H Convertible Preferred Stock outstanding. The outstanding shares of Series G and Series H Convertible Preferred Stock, as of June 13, 2003, were convertible into, and had voting rights equivalent to, 2,036,825 and 294,000 shares of our common stock, respectively.

      For purposes of the following table, a person is deemed to be the beneficial owner of securities that can be acquired by the person within 60 days from June 13, 2003 upon the exercise of warrants or options or upon the conversion of debentures or preferred shares. Each beneficial owner’s percentage is determined by assuming that options or warrants that are held by the person, but not those held by any other person, and which are exercisable within 60 days from June 13, 2003, have been exercised. Unless otherwise indicated, we believe that all persons named in this table have sole voting power and investment power over all the shares beneficially owned by them. Unless otherwise indicated, the address of each person listed in the following table is 2601 South Bayshore Drive, Miami, Florida 33133.

	Amount and Nature of	Percent of
Name of Beneficial Owner	Beneficial Ownership(1)	Class

Common Stock:
Manuel D. Medina	42,561,790 (2)	13.8

	Amount and Nature of		Percent of
Name of Beneficial Owner	Beneficial Ownership(1)		Class

Joseph R. Wright, Jr.	4,738,459	(3)	1.5
Guillermo Amore	3,781,034	(4)	1.2
Miguel J. Rosenfeld	2,586,855	(5)	*
Marvin S. Rosen	1,362,150	(6)	*
Brian K. Goodkind	492,538	(7)	*
Jose Maria Figueres-Olsen	300,000	(8)	*
Joel Schleicher	240,000	(9)	*
Jose A. Segrera	200,001	(10)	*
Timothy Elwes	200,000	(8)	*
Jose E. Gonzalez	196,167	(11)	*
Fernando Fernandez-Tapias	34,000	(12)	*
Arthur L. Money	34,000	(12)	*
CRG, LLC	28,133,334	(13)	9.2
Ocean Bank	20,000,000	(14)	6.5
Vistagreen Holdings (Bahamas) Ltd.	29,909,128	(15)	9.8
Paradise Stream (Delaware) LLC	25,000,000	(15)	8.2
All directors and executive officers as a group (14 persons)	56,726,994		18.1
Series G Preferred Stock:
Communications Investors Group	2,036,825	(16)	*
Series H Preferred Stock:
One Vision Worldwide, LLC	294,000	(17)	*

*	Less than one percent.

(1)	For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Exchange Act; the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of the Exchange Act. Under the rules of the Securities and Exchange Commission, a person is deemed to be a “beneficial owner” of a security he or she has or shares the power to vote or direct the voting of such security or the power to dispose of or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security.
(2)	Includes 200,000 shares of common stock underlying options and 889,277 shares of common stock underlying convertible debentures. As reported in Mr. Medina’s Schedule 13D, and any amendments thereto, filed with the Securities and Exchange Commission on October 4, 2002, these include 7,021,682 shares as to which Mr. Medina has sole voting power but does not have dispositive power. Does not include shares of common stock which may be acquired upon conversion of the Series G Preferred Stock held by Communications Investors Group, an entity in which Mr. Medina is a partner and holds a 50% interest.
(3)	Includes 3,400,000 shares of common stock underlying options and 10,000 shares owned by Mr. Wright’s sibling, over which Mr. Wright has investment control. Does not include 50,000 shares held in trust for the benefit of Mr. Wright’s grandchildren, with respect to which Mr. Wright disclaims beneficial ownership.
(4)	Includes 167,000 shares of common stock underlying options, 1,131,807 shares of common stock underlying convertible debentures, and 10,000 shares owned by Mr. Amore’s sibling, over which Mr. Amore has investment control. Also includes 610,909 shares of common stock held by a trust, with respect to which Mr. Amore disclaims beneficial ownership except to the extent of his pecuniary interest therein. Does not include 1,745,550 shares held in a trust for the benefit of Mr. Amore’s grandchildren, with respect to which Mr. Amore disclaims beneficial ownership.
(5)	Includes 200,000 shares of common stock underlying options and 1,137,208 shares held indirectly by Mr. Rosenfeld. Does not include 58,105 shares held by Mr. Rosenfeld’s children and mother, with respect to which Mr. Rosenfeld disclaims beneficial ownership.

(6)	Includes 245,000 shares of common stock underlying options and 205,810 shares underlying convertible debentures.
(7)	Includes 288,334 shares of common stock underlying options.
(8)	Includes 200,000 shares of common stock underlying options.
(9)	Includes 240,000 shares of common stock underlying options.

(10)	Includes 200,001 shares of common stock underlying options.
(11)	Includes 191,667 shares of common stock underlying options.
(12)	Includes 34,000 shares of common stock underlying options.
(13)	As reported in CRG, LLC’s Schedule 13D, and any amendments thereto, filed with the Securities and Exchange Commission on May 9, 2003. Christian Altaba is the manager and sole member of CRG, LLC. Christian Altaba is deemed the beneficial owner of the shares held by CRG, LLC.
(14)	The address of the beneficial owner is 780 N.W. 42nd Avenue, Miami, Florida 33126.
(15)	The address of the beneficial owner is P.O. Box N-65, Charlotte House, Charlotte Street, Nassau, Bahamas. Francis Lee is the natural person deemed to be the beneficial owner of the shares held by this entity.
(16)	Represents 20 shares of Series G Convertible Preferred Stock which are convertible into 2,036,825 shares of common stock. The partners of Communications Investors Group are Manuel D. Medina and Andres Altaba, each of whom has a 50% interest.
(17)	Represents 294 shares of Series H Convertible Preferred Stock which are convertible into 294,000 shares of common stock.

Equity Compensation Plan Information

      This table summarizes share and exercise price information about our equity compensation plans as of March 31, 2003.

	Number of Securities
	To Be Issued Upon	Weighted Average	Number of Securities
	Exercise of	Exercise Price of	Available for Future
	Outstanding Options,	Outstanding Options,	Issuance Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by security holders	14,608,951	$1.6862	4,391,049
Equity compensation plans not approved by security holders	900,000	$0.6700	N/A

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Upon conversion of outstanding promissory notes in April 2002, two of our directors, Guillermo Amore and Miguel Rosenfeld, received 1,501,503 shares and 1,134,641 shares of our common stock, respectively. The original principal amounts of the notes converted by Messrs. Amore and Rosenfeld were $1,126,127 and $850,980, respectively. The conversion price of $0.75 per share was determined by our management and approved by the board of directors, with Messrs. Amore and Rosenfeld abstaining, after considering recent quoted market prices of our stock, recent equity transactions and our business plan and financial projections.

      We have entered into indemnification agreements with all of our directors and some of our officers, to provide them with the maximum indemnification allowed under our bylaws and applicable law, including indemnification for all judgments and expenses incurred as the result of any lawsuit in which such person is named as a defendant by reason of being a director, officer or employee of the Company, to the extent such indemnification is permitted by the laws of Delaware. We believe that the limitation of liability provisions in our Amended and Restated Certificate of Incorporation and the indemnification agreements will enhance our ability to continue to attract and retain qualified individuals to serve as directors and officers.

      In the quarter ended September 30, 2001 in connection with our borrowing of $48.0 million from Ocean Bank we issued a non-interest bearing note receivable to Mr. Medina. Mr. Medina has personally guaranteed the debt with Ocean Bank. Mr. Medina also agreed to repay his personal indebtedness to Ocean Bank. At that time, we amended Mr. Medina’s employment agreement to indemnify Mr. Medina from any personal liability related to his guarantees of our debt, to provide him up to $6.5 million of cash collateral to the bank should he be unable to repay his personal loans (which is not anticipated), and provide him the non-interest bearing $5.0 million loan. (Mr. Medina also guaranteed payment of approximately $18.0 million in construction payables until CRG, LLC converted those payables into our shares on April 30, 2003).

      The note was non-interest bearing and did not have a definite due date. No fee was paid to Medina for his guarantee of the Ocean Bank loan. In July 2002, the terms of the non-interest bearing $5.0 million loan were amended. The amended note has a maturity date of December 5, 2004 and bears interest subsequent to September 5, 2002.

      We entered into an agreement with Joseph Wright, Jr., one of our directors, commencing September 21, 2001, engaging Mr. Wright as an independent consultant. The agreement is for a term of one year after which it renews automatically for successive one-year periods. Either party may terminate the agreement by providing 90 days notice. The agreement provides for an annual compensation of $100,000, payable monthly.

      In April 2003, in connection with the issuance of the Subordinated Debentures we received $400,000 from two directors, Joseph Wright and Jose Maria Figueres-Olsen, and $50,000 from an employee and shareholder.

      In January 2003, we obtained a $53,000 unsecured, due on demand loan at 10% interest, from Manuel Medina, our Chief Executive Officer. The loan, including accrued interest was repaid during January 2003.

      In January 2003, we obtained an $80,000 unsecured, due on demand loan at 10% interest from Guillermo Amore, a member of our board of directors. The loan, including accrued interest was repaid during February 2003.

      In January 2003, we obtained a $38,000 unsecured, due on demand loan at 10% interest from a corporation controlled by Andres Altaba, one of our shareholders.

      In the quarter ended December 31, 2002, approximately $1.4 million including accrued interest, of related party debt was converted to equity at approximately $0.75 per share.

      In November 2002, we obtained a $600,000 unsecured loan at 9% interest due on demand from CRG, LLC. Subsequent to March 31, 2003, the note, including accrued interest was repaid.

      In March 2003 and October 2002, we made interest payments of approximately $60,000 and $162,000, respectively related to notes payable to Mr. Medina and Miguel Rosenfeld, one of our directors.

      In June 2002, we acquired for $250,000, 10% of the equity in the NAP de las Americas-Madrid S.A. During the twelve months ended March 31, 2003, we recognized approximately $340,000 in revenues from NAP de las Americas-Madrid S.A. In January 2003, we made an additional investment of $84,000 in NAP de las Americas — Madrid S.A. We also have the option to purchase up to another 30% of the NAP de las Americas-Madrid shares owned by the Comunidad and the Camara at cost, plus LIBOR.

      Included in accounts receivable is a non-trade receivable of approximately $59,000 due from an entity controlled by Marvin Rosen, a member of our board of directors. There is also a corresponding payable of approximately $59,000 to the same entity.

      Included in interest income is approximately $61,000 from a $5.0 million receivable from Mr. Medina.

ITEM 14. CONTROLS AND PROCEDURES

      Based on their evaluation as of a date within 90 days prior to the filing date of this Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

      We were billed $329,000, in aggregate, by PricewaterhouseCoopers LLP for professional services rendered for the audit of our annual financial statements for the fiscal year ended March 31, 2003 and the reviews of the financial statements included in our filings on Forms 10-Q for that fiscal year.

     All Other Fees

      PricewaterhouseCoopers LLP did not provide any professional services, other than the audit and review services described above, for the fiscal year ended March 31, 2003. PricewaterhouseCoopers LLP did not provide any services related to financial information systems design and implementation during the fiscal year ended March 31, 2003.

PART IV

ITEM 16.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a) 1 and 2. The financial statements listed in the accompanying Table of Contents to Consolidated Financial Statements and Financial Statement Schedule on page F-1 herein are filed as part of this report.

           3. The exhibits listed in the Exhibit Index are filed with or incorporated by reference as part of this report.

      (b) No reports were filed on Form 8-K during the fourth quarter of the fiscal year ended March 31, 2003.

      (c) The following exhibits, which are furnished with this Annual Report or incorporated herein by reference, are filed as part of this Annual Report.

Exhibit
Number	Exhibit Description

2.1	Agreement for Sale of Assets by and between ITV Communications, Inc. and Netmatics, Inc., dated January 11, 1996, and Promissory Note and Security Agreement dated January 16, 1996(1)
2.2	Agreement of Merger between AVIC Group International, Inc., a Colorado corporation, with and into AVIC Group International, Inc., a Delaware corporation dated July 10, 1996(2)
2.3	Agreement and Plan of Merger by and between Terremark Holdings, Inc. and AmTec, Inc., dated as of November 24, 1999, as amended by that certain Amendment to Agreement and Plan of Merger, dated as of February 11, 2000(3)
2.4	Letter Agreement dated January 12, 2001 among MP Telecom, LLC, Terremark Worldwide, Inc., Clifford J. Preminger, Thomas M. Mulroy and Manuel Medina(4)
3.1	Certificate of Merger of Terremark Holdings, Inc. with and into AmTec, Inc.(5)
3.2	Restated Certificate of Incorporation of the Company(5)
3.3	Restated Bylaws of the Company(5)
3.4	Certificate of Designations of Preferences of Series G Convertible Preferred Stock of the Company(5)
3.5	Certificate of Designations of Preferences of Series H Convertible Preferred Stock of the Company(6)
4.1	Specimen Stock Certificate(1)
4.2	Form of 13% Subordinated Convertible Debenture, due December 31, 2005(7)
4.3	Form of 13.125% Subordinated Convertible Debenture, due December 31, 2005(8)
4.4	Form of 9% Subordinated Convertible Debenture, due April 30, 2006
4.5	Form of Warrant for the Purchase of Common Stock(9)
4.6	Form of 10% Subordinated Convertible Debenture, due April 30, 2006

Exhibit
Number	Exhibit Description

10.1	1995 Stock Option Plan(10)
10.2	1996 Stock Option Plan(10)
10.3	Real Property Lease between Lexreal Associates and the Company dated May 8, 1995(10)
10.4	Form of Indemnification Agreement for directors and officers of the Company(2)
10.5	Employment Agreement with Joseph R. Wright(11)
10.6	Employment Agreement with Manuel Medina(12)
10.7	Amendment to Employment Agreement with Manuel Medina(13)
10.8	Employment Agreement with Brian Goodkind(14)
10.9	Amended and Restated Credit Agreement between the Company and Ocean Bank, dated September 5, 2001(15)
10.10	Net Premises Lease by and between Rainbow Property Management, LLC and Coloconnection, Inc.(16)
10.11	Basic Lease Information Rider T-Rex Technology Center of the Americas @ Miami, dated October 16, 2000, between Technology Center of the Americas, LLC and NAP of the Americas, Inc.(16)
10.12	Agreements between the Company and Telcordia Technologies, Inc.(16)
10.13	Agreement between Terremark Technology Contractors Inc., and Cupertino Electric, Inc., dated November 1, 2000(16)
10.14	Amended and Restated Debt Satisfaction Agreement between the Registrant and CRG, LLC, dated December 5, 2002(16)
10.15	Debt Satisfaction Agreement between the Company and CRG, LLC, dated November 11, 2002(16)
10.16	Agreement between Terremark Technology Contractors Inc., and Kinetics Systems, Inc., dated December 28, 2000(16)
10.17	Collateral Agent Agreement between the Company, NAP of the Americas, Inc. and Bank of New York Trust Company of Florida, N.A., dated April 30, 2003*
10.18	Second Leasehold Mortgage and Security Agreement between NAP of the Americas, Inc. and Bank of New York Trust Company of Florida, N.A., dated April 30, 2003*
10.19	Subordination Agreement between Bank of New York Trust Company of Florida, N.A. and Ocean Bank, dated April 30, 2003*
10.20	Second Assignment of Leases and Rents and Security Deposits between NAP of the Americas, Inc. and Bank of New York Trust Company of Florida, N.A., dated April 30, 2003*
10.21	Debt Conversion Agreement between the Company, NAP of the Americas and Ocean Bank, dated April 30, 2003*
21	Subsidiaries of the Company*
99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Previously filed as part of the Company’s Current Report on Form 8-K dated March 6, 1997.
(2)	Previously filed as part of the Company’s Definitive Proxy Statement filed on April 18, 1996.
(3)	Previously filed as part of the Company’s Definitive Proxy Statement filed on March 24, 2000.
(4)	Previously filed as part of the Company’s Current Report on Form 8-K dated February 28, 2001.
(5)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3 filed May 15, 2000.
(6)	Previously filed as exhibit 3.5 to the Company’s Annual Report on Form 10-K filed on July 16, 2001.

(7)	Previously filed as exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2001.
(8)	Previously filed as exhibit 4.5 to the Company’s Annual Report on Form 10-K filed on July 15, 2002.
(9)	Previously filed as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 15, 2003.

(10)	Previously filed as part of the Company’s Transition Report on Form 10-KSB for the transition period from October 1, 1994 to March 31, 1995.
(11)	Previously filed as exhibit 10.6 to the Company’s Annual Report on Form 10-KSB filed June 29, 2000.
(12)	Previously filed as exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on July 16, 2001.
(13)	Previously filed as exhibit 10.1 to the Company’s Quarterly report on Form 10-Q filed on November 14, 2001.
(14)	Previously filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2000.
(15)	Previously filed as exhibit 10.2 to the Company’s Quarterly report on Form 10-Q filed on November 14, 2001.
(16)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 15, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of June 2003.

TERREMARK WORLDWIDE, INC.

By:	/s/ MANUEL D. MEDINA

Manuel D. Medina, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JOSÉ A. SEGRERA

Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MANUEL D. MEDINA Manuel D. Medina	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	June 30, 2003

/s/ GUILLERMO AMORE Guillermo Amore	Director	June 30, 2003

/s/ TIMOTHY ELWES Timothy Elwes	Director	June 30, 2003

Fernando Fernandez-Tapias	Director

/s/ JOSÉ MARIA FIGUERES-OLSEN José Maria Figueres-Olsen	Director	June 30, 2003

/s/ HON. ARTHUR L. MONEY Hon. Arthur L. Money	Director	June 30, 2003

/s/ MARVIN S. ROSEN Marvin S. Rosen	Director	June 30, 2003

/s/ MIGUEL J. ROSENFELD Miguel J. Rosenfeld	Director	June 30, 2003

/s/ JOEL A. SCHLEICHER Joel A. Schleicher	Director	June 30, 2003

/s/ JOSEPH R. WRIGHT, JR. Joseph R. Wright, Jr.	Director	June 30, 2003

/s/ JOSÉ A. SEGRERA José A. Segrera	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	June 30, 2003

CERTIFICATIONS

I, Manuel D. Medina, certify that:

      1. I have reviewed this annual report on Form 10-K of Terremark Worldwide, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003

/s/ Manuel D. Medina

Manuel D. Medina
Chief Executive Officer

I, Jose A. Segrera, certify that:

      1. I have reviewed this annual report on Form 10-K of Terremark Worldwide, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003

/s/ Jose A. Segrera

Jose A. Segrera
Chief Financial Officer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and

Shareholders of Terremark Worldwide, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ deficit and of cash flows present fairly, in all material respects, the financial position of Terremark Worldwide, Inc. and its subsidiaries at March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management, our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and lack of committed sources of additional debt or equity to support deficits in working capital that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      As discussed in Note 3 to the consolidated financial statements, on April 1, 2002, the Company adopted Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” and No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

/s/ PRICEWATERHOUSECOOPERS LLP

Fort Lauderdale, Florida

June 30, 2003

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$1,408,190	$283,078
Accounts receivable, net of allowance for doubtful accounts of $120,340 and $270,316	494,736	1,621,978
Contracts receivable	29,204	1,362,836

Total current assets	1,932,130	3,267,892
Investment in unconsolidated entities, net	827,667	489,855
Restricted cash	768,905	757,573
Property and equipment, net	54,482,964	61,088,987
Other assets	1,589,977	2,199,454
Identifiable intangible assets	—	904,964
Goodwill	9,999,870	12,315,206

TOTAL ASSETS	$69,601,513	$81,023,931

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of notes payable (includes $138,000 and $4,250,000 due to related parties)	$1,464,963	$50,752,209
Construction payables	22,012,162	26,250,729
Accounts payable and accrued expenses	8,434,373	8,765,523
Current portion of capital lease obligations	2,477,467	2,079,294
Interest payable	4,492,805	2,347,742
Net liabilities of discontinued operations	1,199,531	1,394,010
Convertible debt	900,000	—

Total current liabilities	40,981,301	91,589,507
Notes payable, less current portion (includes $4,100,000 and $2,950,000 due to related parties)	56,174,938	3,128,091
Convertible debt (includes $3,450,000 and $4,700,000 due to related parties)	14,005,000	30,655,000
Deferred rent	2,610,623	1,475,175
Capital lease obligations, less current portion	762,470	2,136,076
Deferred revenue	971,150	815,826

TOTAL LIABILITIES	115,505,482	129,799,675

Commitments and contingencies (Note 14)	—	—

Series H redeemable convertible preferred stock: $.001 par value, 294 shares issued and outstanding	556,729	500,000

Series G convertible preferred stock: $.001 par value, 20 shares issued and outstanding	1	1
Common stock: $.001 par value, 400,000,000 shares authorized; 256,276,864 and 200,882,250 shares issued, of which -0-and 1,400,000 shares are held in treasury	256,277	200,882
Paid in capital	169,204,208	125,652,119
Accumulated deficit	(214,324,140)	(173,096,835)
Common stock subscriptions	—	950,000
Common stock warrants	1,857,581	2,879,413
Common stock options	1,545,375	1,566,801
Treasury stock, at cost	—	(2,428,125)
Note receivable — related party (Note 9)	(5,000,000)	(5,000,000)

TOTAL STOCKHOLDERS’ DEFICIT	(46,460,698)	(49,275,744)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$69,601,513	$81,023,931

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the twelve months ended March 31,

	2003	2002	2001

Revenues
Data center	$9,937,899	$3,215,897	$252,906
Data center — contract termination fee	1,095,086	—	—
Real estate sales	—	—	2,752,748
Development, commission and construction fees	197,413	3,218,330	12,484,272
Management fees	179,505	1,183,570	2,212,326
Construction contracts	3,283,800	8,254,687	22,445,156

Operating revenues	14,693,703	15,872,484	40,147,408

Expenses
Data center operations, excluding depreciation	11,234,833	11,230,513	1,223,112
Start up costs — data centers	—	3,383,127	6,507,517
Cost of real estate sold	—	—	2,134,572
Construction contract expenses, excluding depreciation	2,968,142	7,397,524	20,347,165
General and administrative	12,507,121	15,561,042	19,929,438
Sales and marketing	4,200,858	3,621,176	2,768,890
Depreciation and amortization	5,092,749	7,257,151	3,257,292
Impairment of long-lived assets	4,020,300	18,973,670	4,155,178

Operating expenses	40,024,003	67,424,203	60,323,164

Loss from operations	(25,330,300)	(51,551,719)	(20,175,756)

Other (expenses) income
Inducement on debt conversion	(4,871,245)	—	—
Interest expense	(11,007,683)	(9,750,473)	(1,097,683)
Dividend on preferred stock	(29,988)	(26,741)	(34,806)
Gain on sale of real estate held for sale	—	4,185,728	—
Other	(124,367)	(326,247)	(570,749)
Interest income	136,278	97,237	505,743

Total other expenses	(15,897,005)	(5,820,496)	(1,197,495)

Loss from continuing operations before income taxes	(41,227,305)	(57,372,215)	(21,373,251)
Income taxes	—	—	—

Loss from continuing operations	(41,227,305)	(57,372,215)	(21,373,251)

Loss from discontinued operations, net of income taxes of $-0-	—	—	(21,499,587)
Loss on disposition of discontinued operations, net of income taxes of $-0-	—	—	(61,126,824)

Net loss	$(41,227,305)	$(57,372,215)	$(103,999,662)

Basic and diluted net loss per common share:
Continuing operations	$(.18)	$(.29)	$(.11)
Discontinued operations	—	—	(.44)

Net loss	$(.18)	$(.29)	$(.55)

Weighted average common shares outstanding	235,209,310	199,243,146	188,550,498

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Stockholders’ Equity

		Common Stock Par
		Value $.001
				Additional		Common	Common
	Preferred	Issued		Paid-in	Stock	Stock	Stock	Treasury	Note Receivable	Retained
	Stock	Shares	Amount	Capital	Subscriptions	Warrants	Options	Stock	Related Party	Deficit

Balance at March 31, 2000	4,176,693	70,685,845	70,686	7,954,010	—	—	—	—	—	(11,724,958)
Effect of AmTec merger:
conversion of preferred stock	(4,176,693)	7,853,985	7,854	4,168,839	—	—	—	—	—	—
assumption of AmTec equity	1	38,289,500	38,289	46,923,782	—	1,687,038	—	—	—	—
Sale of common stock	—	68,722,349	68,722	28,054,203	—	—	—	—	—	—
Common stock issued in acquisitions	—	14,412,500	14,413	37,531,045	—	—	—	—	—	—
Exercise of warrants	—	54,000	54	190,161	—	(21,640)	—	—	—	—
Exercise of stock options	—	489,000	489	517,504	—	—	—	—	—	—
Warrants issued	—	—	—	—	—	394,000	—	—	—	—
Stock options issued	—	—	—	—	—	—	1,716,138	—	—	—
Treasury stock acquisitions	—	—	—	—	—	—	—	(2,428,125)	—	—
Net loss	—	—	—	—	—	—	—	—	—	(103,999,662)

Balance at March 31, 2001	1	200,507,179	200,507	125,339,544	—	2,059,398	1,716,138	(2,428,125)	—	(115,724,620)
Exercise of stock options	—	115,000	115	40,135	—	—	—	—	—	—
Forfeiture of stock options	—	—	—	—	—	—	(169,337)	—	—	—
Warrants issued	—	—	—	—	—	849,015	—	—	—	—
Exercise of warrants	—	100,000	100	29,900	—	(29,000)	—	—	—	—
Stock options issued	—	—	—	—	—	—	20,000	—	—	—
Conversion of debt	—	160,071	160	242,540	—	—	—	—	—	—
Common stock subscriptions	—	—	—	—	950,000	—	—	—	—
Note receivable-related party	—	—	—	—	—	—	—	—	(5,000,000)	—
Net loss	—	—	—	—	—	—	—	—	—	(57,372,215)

Balance at March 31, 2002	1	200,882,250	200,882	125,652,119	950,000	2,879,413	1,566,801	(2,428,125)	(5,000,000)	(173,096,835)
Sale of common stock	—	33,148,824	33,149	21,395,161	(950,000)	—	—	—	—	—
Retirement of treasury shares	—	(1,400,000)	(1,400)	(2,426,725)	—	—	—	2,428,125	—	—
Warrants issued	—	—	—	—	—	1,221,979	—	—	—	—
Exercise of warrants	—	818,000	818	372,100	—	(364,738)	—	—	—	—
Conversion of debt	—	22,827,790	22,828	22,311,054	—	—	—	—	—	—
Warrants expired	—	—	—	1,879,073	—	(1,879,073)	—	—	—	—
Forfeiture of stock options	—	—	—	21,426	—	—	(21,426)	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(41,227,305)

Balance at March 31, 2003	1	256,276,864	$256,277	$169,204,208	$—	$1,857,581	$1,545,375	$—	$(5,000,000)	$(214,324,140)

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the twelve months ended
	March 31,

	2003	2002	2001

Cash flows from operating activities:
Net loss	$(41,227,305)	$(57,372,215)	$(103,999,662)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,092,749	7,257,151	3,257,292
Amortization of loan costs	908,321	1,097,922	132,481
Provision for bad debt	197,774	234,767	—
Gain on sales of real estate held for sale	—	(4,185,728)	—
Loss on sale of property and equipment	—	373,369	—
Equity issued for services	313,968	—	—
Impairment of long-lived assets	4,020,300	18,973,670	4,155,178
Inducement on debt conversion	4,871,245	—	—
Discontinued operations	—	—	82,626,411
Other, net	312,252	(44,167)	164,167
(Increase) decrease in:
Accounts receivable	929,468	1,014,374	(3,982,744)
Contracts receivable	1,333,632	3,275,080	(2,312,896)
Notes receivable	—	—	1,809,254
Other assets	(123,369)	(285,764)	(315,198)
Real estate inventories	—	—	(1,063,351)
Increase (decrease) in:
Accounts payable and accrued expenses	649,006	(9,214,398)	9,125,452
Interest payable	2,947,252	2,024,589	250,239
Deferred revenue	155,324	531,133	284,693
Net assets/liabilities of discontinued operations	175,521	(1,306,837)	2,700,847
Deferred rent	1,135,448	1,908,575	338,072

Net cash used in continuing operations	(18,308,414)	(35,718,479)	(6,829,765)
Net cash used in discontinued operations	—	—	(22,236,555)

Net cash used in operating activities	(18,308,414)	(35,718,479)	(29,066,320)

Cash flows from investing activities:
Restricted cash	(11,332)	(725,534)	504,737
Purchase of property and equipment	(994,892)	(45,785,047)	(24,412,720)
Cash paid in disposals	—	—	(900,000)
Investment in unconsolidated entities	(337,812)	—	(4,202,004)
Proceeds from sale of real estate held for sale	—	17,046,385	55,781,259
Proceeds from sale of property and equipment	—	30,000	—
Cash acquired in acquisitions	—	—	2,368,273

Net cash (used in) provided by investing activities	(1,344,036)	(29,434,196)	29,139,545

Cash flows from financing activities:
(Payments) borrowings of construction payables	(2,948,554)	9,290,277	16,960,452
New borrowings	10,032,220	66,750,175	17,947,892
Note receivable-related party	—	(5,000,000)
Payments on loans	(2,295,138)	(26,550,718)	(73,563,352)
Issuance of convertible debt	—	15,042,318	11,955,000
Payments under capital lease obligations	(975,433)	(1,162,236)	—
Exercise of stock options and warrants	9,180	41,250	686,568
Sale of common stock and warrants	16,955,287	—	28,122,925
Cash received for common stock subscriptions	—	950,000	—
Sale of preferred stock	—	500,000	—

Net cash provided by financing activities	20,777,562	59,861,066	2,109,485

Net increase (decrease) in cash	1,125,112	(5,291,609)	2,182,710
Cash and cash equivalents at beginning of year	283,078	5,574,687	3,391,977

Cash and cash equivalents at end of year	$1,408,190	$283,078	$5,574,687

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

1. BUSINESS AND ORGANIZATION

      Terremark Worldwide, Inc. (together with its subsidiaries, the “Company”) operates facilities at strategic locations around the world from which we assist users of the worldwide Internet and large communications networks in communicating with other users and networks. Our primary facility is the NAP of the Americas, a carrier-neutral Tier-1 network access point (“NAP”). The NAP of the Americas, which became operational in July 2001, is located in Miami, Florida, and provides exchange point, colocation and managed services to carriers, Internet service providers, network service providers, government entities, multinational enterprises and other end users. The Company’s strategy is to leverage its connectivity to sell services to customers within and outside of the Company’s TerreNAP Data Centers.

      In February 2002, the Company entered into an agreement with Fundacao de Amparo a Pesquisa do Estado de Sao Paulo (“FAPESP”), the research foundation for the State of Sao Paulo, to operate and manage the NAP created by FAPESP, which the Company has renamed the NAP do Brasil. Pursuant to the twenty year agreement, FAPESP turned over the network access point to the Company, which the Company intends to enhance and intends to move to new facilities modeled after the operational design of the NAP of the Americas by the end of 2003. Pre-existing FAPESP customers have the right to continue to receive services at the early levels without payment until February 2004. FAPESP will receive 6% of the revenue generated by the enhanced NAP do Brazil for the first five years of operation, 5% during the following five years, and 1% during the last ten years. The term may be extended for an additional ten-year period, during which FAPESP would again receive 1% of the revenues. For the year ended March 31, 2003, the Brazilian operations generated losses of approximately $695,000.

      In June 2002, the Company entered into an exclusive agreement with the Comunidad Autonoma de Madrid (“Comunidad”), to develop and operate carrier-neutral network access points in Spain. As part of that agreement, the parties formed NAP de las Americas — Madrid S.A. to own and operate carrier-neutral NAPs in Spain, modeled after the NAP of the Americas. The shareholders in the new company are the Comunidad through its Instituto Madrileno de Desarrollo — IMADE, the Camara Oficial de Comercio e Industria de Madrid (“Camara”), Red Electrica Telecomunicaciones, S.A., Telvent Sistemas y Redes S.A., a subsidiary of Abengoa S.A., and Centro de Transportes de Coslada, S.A. (“CTC”). At the time the NAP de las Americas È Madrid S.A. was formed, the Company owned 1% of the equity, which the Company subsequently increased to 10%. The Company acquired for $250,000, 10% of the equity in the NAP de las Americas — Madrid S.A. In January 2003, the Company made an additional investment of $84,000 in NAP de Las Americas — Madrid S.A. and maintained its 10% equity interest. The Company has the option to purchase up to another 30% of the shares owned by the Comunidad, CTC and the Camara at cost, plus LIBOR. The Company provided the technical and operational know-how for the development of an interim NAP which became operational in July 2002.

      On April 28, 2000, the predecessor to the Company, Terremark Holdings, Inc. (THI) merged with and into AmTec, Inc., a publicly traded international telecommunications and services company. For accounting purposes the merger was treated as a reverse acquisition with the Company being the acquirer. As a result, historical information is that of THI.

      Prior to the merger with AmTec, the Company was engaged in the development, sales, leasing, management and financing of retail, high-rise office buildings, mixed-use projects, condominiums, hotels and government-assisted housing. The Company was also involved in a number of ancillary businesses that complemented its development operations. Specifically, the Company engaged in offering financial services, property management, construction management, condominium hotel management, residential and commercial leasing brokerage, and advisory services. By March 31, 2002, the Company exited non-core real estate activities, real estate development, property management, financing and the ancillary businesses that

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

complimented these real-estate development operations. Our real estate activities currently include technology construction work and management of the properties where the NAP of the Americas is located.

2. LIQUIDITY AND RECENT DEVELOPMENTS

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities and commitments in the normal course of business. From the time of the merger through March 31, 2003, the Company has incurred net operating losses of approximately $202.6 million. The Company’s cash flows from operations for the years ended March 31, 2003 and 2002 were negative and the working capital deficit was approximately $39.0 million and $88.3 million as of March 31, 2003 and 2002, respectively. Due to recurring losses from operations and the lack of committed sources of additional debt or equity to support working capital deficits, substantial doubt exists about the Company’s ability to continue as a going concern.

      On April 30, 2003, Ocean Bank revised its $44.0 million credit facility with the Company by converting at $.75 per common share $15.0 million of the outstanding principal balance under the credit facility into 20 million shares of the Company’s common stock with an approximate $9.6 million market value and extending the term of the remaining $29.0 million until April 30, 2006. The resulting $5.4 million debt restructuring gain will be deferred in notes payable and amortized as reductions in interest expense over the life of the remaining debt. Concurrent with this transaction, the Company paid all past due interest as of March 31, 2003, plus accrued interest through April 28, 2003 totaling approximately $1.6 million and prepaid interest of approximately $900,000.

      On April 30, 2003, CRG, LLC (“CRG”), an entity newly formed by a shareholder of the Company, completed the purchase, at a discount, of the Company’s $22.6 million construction payables (including accrued interest) to Cupertino Electric, Inc., Kinetics Mechanical Services, Inc. and Kinetics Systems Inc., all of which were construction contractors for the NAP of the Americas. At the closing, CRG’s purchased construction payables were converted at $.75 per common share into 30,133,334 shares of the Company’s common stock with an approximate $14.1 million market value in accordance with the November 11, 2002 and the December 5, 2002 option agreements (see Note 10). The Company will record an approximate $8.5 million debt restructuring gain from these transactions.

      On April 30, 2003, the Company issued 10% Subordinated Secured Convertible Debentures (the “Subordinated Debentures”) due April 30, 2006 for an aggregate principal amount of $25.0 million. The debentures are convertible into shares of the Company’s stock at $0.50 per share. Interest is payable quarterly beginning July 31, 2003. The debentures were issued in exchange for $10.3 million in cash, $9.5 million in a promissory note due in full May 30, 2003 and $5.2 million of notes payable converted to the Subordinated Debentures. Included in the $5.2 million is $2.0 million of cash received in March 2003 in anticipation of the debenture transaction.

      The maker of the $9.5 million promissory note failed to pay but agreed on June 16, 2003 to assign the note and the debenture to an entity newly formed by the son of a director of the Company. Payments received as of June 30, 2003 aggregated approximately $5.8 million and the remaining $3.7 million is due no later than August 15, 2003. Two of the Company’s directors have guaranteed payment and performance in accordance with the amended terms of the note. Management believes that collection on the remaining balance is reasonably assured. In connection with this transaction, the Company will recognize a beneficial conversion feature of $9.5 million, based on the June 16, 2003 measurement date.

      The following condensed pro forma balance sheet gives effect to the following transactions as if they had occurred on March 31, 2003: (1) Ocean Bank debt conversion of $15.0 million in debt to equity, (2) Payment of $1.6 million in past due and accrued interest and $.9 million in prepaid interest to Ocean Bank, (3) CRG transaction whereby $21.6 million in construction payables plus $1.0 million in accrued interest was converted

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to equity, and (4) issuance of Subordinated Debentures for $16.1 million in cash collected, $5.2 million in conversion of notes payable and $3.7 million in amounts receivable under the 9.5 million promissory note.

		Proforma	Proforma
	March 31, 2003	Adjustments	March 31, 2003

Assets
Current assets:
Cash and cash equivalents	$1,408,190	$13,600,000	$15,008,190
Note receivable	—	3,700,000	3,700,000
Other current assets	523,940	900,000	1,423,940

Total current assets	1,932,130		20,132,130
Long term assets	67,669,383		67,669,383

Total assets	$69,601,513		$87,801,513

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of notes payable	1,464,963		1,464,963
Construction payables	22,012,162	(21,602,343)	409,819
Accounts payable and other	13,011,371		13,011,371
Interest payable	4,492,805	(2,597,657)	1,895,148

Total current liabilities	40,981,301		16,781,301
Notes payable	56,174,938	(14,800,000)	41,374,938
Convertible debt, net of beneficial conversion	14,005,000	15,500,000	29,505,000
Other long term debt	4,344,243		4,344,243

Total liabilities	115,505,482		92,005,482

Redeemable convertible preferred stock	556,729		556,729

Total stockholders’ deficit	(46,460,698)	41,700,000 (1)	(4,760,698)

Total liabilities and stockholders’ deficit	$69,601,513		$87,801,513

(1) Includes $9.5 million from beneficial conversion, $9.6 million and $14.1 million in common stock and paid in capital from the Ocean Bank debt conversion and CRG transaction, respectively, and $8.5 million in gain from the CRG transaction.

      Historically, the Company has met its liquidity needs primarily through obtaining additional debt financing and the issuance of equity interests. Some of the debt financing was either provided by or guaranteed by Manuel D. Medina, the Company’s Chief Executive Officer and Chairman of the Board of Directors. In prior periods, the Company also shut down or disposed of non-core operations and implemented expense reductions to reduce the Company’s liquidity needs.

      Based on customer contracts signed as of June 13, 2003, the Company’s monthly cash deficit from operations is approximately $1.4 million. In order to eliminate this monthly cash deficit from operations, the new monthly revenues required range from $2.0 million to $3.0 million. This range of new revenue depends on the mix of the services sold and their corresponding margin. The Company’s required revenues are based on existing contracts, including those recently announced with the U.S. Government and enterprises, and expected future contracts from potential customers currently in the sales pipeline. The Company has identified potential customers, including the federal, state and local governments, and is actively offering available services to them. However, the Company’s projected revenues and planned cash needs depend on several factors, some of which are beyond the Company’s control, including the rate at which its services are sold, the ability to retain its customer base, the willingness and timing of potential customers outsourcing the housing

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and management of their technology infrastructure to the Company, the reliability and cost-effectiveness of the Company’s services and the Company’s ability to market its services.

      The majority of the Company’s planned operating cash improvement is expected to come from an increase in revenues and cash collections from customers. If the Company fails to achieve planned revenues, it will require additional financing. There can be no assurances that additional financing will be available, or that, if available the financing will be obtainable on terms acceptable to the Company or that any additional financing would not be substantially dilutive to existing shareholders. If the Company needs to obtain additional financing and fails to do so, it may have a material adverse effect on the Company’s ability to meet financial obligations and operate as a going concern.

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

Use of estimates

      The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include revenue and costs related to construction contracts and impairment of long-lived assets.

Reclassifications

      Certain reclassifications have been made to the prior years’ financial statements to conform with current year presentation.

Cash and cash equivalents

      The Company considers all amounts held in highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash balances maintained in the operating and interest-bearing money market accounts at the Company’s banks.

Investment in unconsolidated entities

      For investments in less than majority-owned entities where the Company does not exercise significant influence, the Company uses the cost method of accounting. For investments in less than majority-owned entities where the Company exercises significant influence, the Company uses the equity method of accounting.

Restricted cash

      Restricted cash at March 31, 2003 and March 31, 2002 represents cash deposits with a financial institution collateralizing a $750,000 letter of credit issued to the lessor of the Company’s colocation facility in Santa Clara, California (Note 6). The Company is actively attempting to sublease the facility or to sell the Company’s leasehold interest. Due to the uncertainties surrounding the future release of this collateral, the Company has classified such cash deposits as long term assets.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment

      Property and equipment includes acquired assets and those accounted for under capital leases. Acquired assets are recorded at cost and capital leased assets are recorded at the net present value of minimum lease payments. Property and equipment are depreciated on the straight-line method over their estimated remaining useful lives, as follows:

Leasehold improvements	5 - 20 years
Computer software	3 years
Furniture, fixture and equipment	5 - 20 years

      Costs for improvements and betterments that extend the life of assets are capitalized. Maintenance and repair expenditures are expensed as incurred.

Other assets

      Other assets consist of loan costs, prepaid expenses and other. Loan costs, principally loan origination and related fees, are deferred and amortized as interest expense over the life of the respective loan using the straight-line method, which approximates the effective interest method.

Identifiable intangible assets and goodwill

      As of April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets that have indefinite lives are not amortized but rather are tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The goodwill impairment test involves a two-step approach. Initially the fair value of the Company’s reporting units are compared with their carrying amount, including goodwill, to identify potential impairment. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for the excess, if any, of the carrying value of goodwill over the implied fair value of goodwill. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

      Prior to the adoption of SFAS 142, intangible assets were generally amortized on the straight-line method over five years. In accordance with SFAS 142, the Company ceased amortization of its intangible assets with indefinite lives and completed an initial impairment test of intangible assets as of April 1, 2002. Management determined in the initial impairment test that these assets were not impaired based on their fair values. Fair value was estimated using the expected present value of future cash flows and the assumed market capitalization at the reporting unit level.

      As of April 1, 2002, the Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Prior to adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense

      Rent expense under operating leases is recorded on the straight-line method based on total contracted amounts. Differences between amounts contractually due and that reported are included in deferred rent.

Fair value of financial instruments

      The Company estimates the fair value of financial instruments through the use of public market prices, quotes from financial institutions, discounted cash flow analyses and other available information. Judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The Company does not hold its financial instruments for trading or speculative purposes.

      The Company’s short-term financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, equaled their book value. The fair value of capital lease obligations and convertible debentures, based on management estimates equaled their book value due to obligations or borrowings with similar interest rates, maturities and extent of collateralization. The fair value of the Company’s redeemable preferred stock is estimated to be its liquidation value, which includes accumulated but unpaid dividends. The fair value of other financial instruments the Company held for which it is practicable to estimate such value is as follows:

	March 31, 2003		March 31, 2002

	Book value	Fair value	Book value	Fair value

Notes payable, including current portion	$57,639,901	$52,014,901	$53,880,300	$53,880,300
Construction payables, including accrued interest	23,009,819	13,537,162	26,250,729	26,250,729

      As of March 31, 2003, fair value of the Company’s notes payable was based on April 30, 2003 partial settlement and other information, including recent activity of the Company’s debt instruments. As of March 31, 2002, fair value of the Company’s notes payable was based on quotes from financial institutions and other information.

      As of March 31, 2003, fair value of construction payables, including accrued interest was determined to be $13,537,162 based on April 30, 2003 settlement. See Note 10 for additional information. As of March 31, 2002, fair value of construction payables was estimated to equal their carrying value due their short-term nature.

Stock options and warrants

      The Company uses the fair value method to value warrants granted to non-employees. The Company determined the fair value for non-employee warrants using the Black-Scholes option-pricing model with the same assumption used for employee grants, except for expected life which was assumed to be between 1 and 10 years.

Revenue and profit recognition and allowance for bad debts

      Revenue is recognized as service is provided when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. The Company assesses collection based on a number of factors, including transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from customers. If the Company

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determines that collection is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

      Data center revenues consist of monthly recurring fees for colocation and exchange point services and non-recurring installation and managed services fees. Revenues from colocation and exchange point services are recognized ratably over the period of usage. Installation fees are deferred and recognized ratably over the term of the related contract. Managed services fees are recognized in the period in which the services are provided. Revenues from development, commission, management fees and construction fees are recognized in the period in which the services are provided.

      Revenues from construction contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. This method is used because management considers cost incurred to be the best measure of progress on these contracts. The duration of a construction contract generally exceeds one year. Billings in excess of costs and estimated earnings on uncompleted contracts are classified as other liabilities and represent billings in excess of revenues recognized. Construction contract expenses costs include all direct material and labor costs and indirect costs related to contract performance such as indirect labor, supplies, tools, repairs, bad debt and depreciation. Provisions for estimated losses on uncompleted contracts are made in the period in which losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions can be reasonably estimated. Accordingly, it is possible that the current estimates relating to completion cost and profitability of its uncompleted contracts will vary from actual results.

      Management analyzes accounts receivable and analyzes current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of the allowance for bad debts.

Income taxes

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

Stock-based compensation

      The Company uses the intrinsic value-based method to account for its employee stock-based compensation plans. Under this method, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s shares and the exercise price of the option.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had compensation costs been determined using the fair value method for the Company’s stock-based compensation plans, net loss and loss per common share would have been as follows:

	2003	2002	2001

Net loss applicable to common shares — as reported	$(41,227,305)	$(57,372,215)	$(103,999,662)

Net loss applicable to common shares — proforma	$(45,255,489)	$(62,138,405)	(106,477,216)

Loss per common share — as reported	$(.18)	$(.29)	(.55)

Loss per common share — proforma	$(.19)	$(.31)	(.56)

      The Company’s fair value calculations for employee grants were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001

Risk-free rate	2.65% - 4.84%	3.91% - 6.41%	4.64% - 6.41%
Volatility	135% - 155%	80% - 139%	80% - 139%
Expected life	5 years	5 years	5 years
Expected dividends	0%	0%	0%

Loss per share

      Basic earnings (loss) per share (“EPS”) equals net income (loss) divided by the number of weighted average common shares. Diluted EPS includes potentially dilutive securities such as stock options and convertible securities. The effect of shares issuable upon exercise of convertible preferred stock, warrants and stock options is anti-dilutive, therefore diluted earnings (loss) per share is not presented in a comparative format.

Significant concentrations

      Two customers accounted for approximately $1.4 million and $1.0 million of data center revenues for the twelve months ended March 31, 2003. No customer accounted for more than 10% of Data Center revenues for the year ended March 31, 2002.

Recent accounting standards

      In March 2003, the FASB reached a consensus on Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. The consensus provides guidance on the accounting for multiple element revenue arrangements. It also provides guidance on how to separate multiple element revenue arrangements into its separate units of accounting and how to measure and allocate the arrangement’s total consideration to each unit. The effective date of EITF 00-21 is for revenue arrangements entered into in fiscal periods (interim or annual) beginning after June 15, 2003. Early application is permitted. The Company does not expect the adoption of EITF 00-21, effective July 1, 2003, to have a material effect on its financial statements.

      In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This Interpretation provides guidance for determining a primary beneficiary period. The effective date of FIN 46 is the first interim period beginning after June 15, 2003 for variable interest entities acquired before February 1, 2003 and immediately to variable interest entities created after January 31, 2003. NAP de las Americas — Madrid S.A. may be a variable interest entity in accordance

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with FIN 46. The Company’s maximum related exposure to loss is approximately $500,000 at March 31, 2003. The Company does not expect the adoption of FIN 46, effective beginning on July 1, 2003, to have a material effect on its financial statements.

      On December 31, 2002, the FASB issued FASB Statement No. 148 (SFAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure, amending FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation.” This Statement amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. The Company does not plan to change to the fair value based method of accounting for stock-based employee compensation.

      In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” For guarantees issued or modified after December 31, 2002, a liability will be recognized for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements were effective for interim and annual financial statements for periods ending after December 15, 2002. The Company currently guarantees the aggregate amount of approximately $12 million in debt (see Note 14). FIN 45 will impact the Company’s financial position or results of operations in subsequent periods, if these guarantees are modified.

      In April 2002, the FASB approved FASB Statement No. 145 (SFAS 145), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” In addition to rescinding SFAS 4, 44, and 64 and amending SFAS 13, SFAS 145 establishes a financial reporting standard for classification of extinguishment of debt in the financial statements in accordance with APB 30. SFAS 145 will be effective for the Company’s fiscal year ended March 31, 2004. Management does not expect the adoption of SFAS 145 to have a material effect on the Company’s financial position. However, SFAS 145 will impact the presentation of the results of operations for the quarter ended June 30, 2003 (see Note 2).

4. ACQUISITIONS AND DISPOSITIONS

      During the year ended March 31, 2001, the Company issued $37,545,457 of common stock to acquire five businesses, Telecom Routing Exchange Developers, Inc., Post Shell Technology Contractors, Inc., Spectrum Telecommunications, IXS.Net and Asia Connect L.L.C. In the same period the Company disposed of all of these businesses except for Post Shell Technology Contractors.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Acquisitions during the year ended March 31, 2001 is summarized as follows:

Assets:
Cash and cash equivalents	$2,368,273
Restricted cash	30,000
Accounts receivable	3,279,956
Investments and option agreements	12,401,179
Reclassification of option	(8,900,000)
Notes receivable	344,438
Furniture and equipment	5,720,432
Other assets	1,647,882
Identifiable intangible assets	17,068,558
Goodwill	72,212,319

Total assets acquired	$106,173,037

Liabilities
Notes payable	$10,716,049
Trade payable and other liabilities	6,256,245

Total liabilities assumed	16,972,294
Minority interest	475,306
Equity assumed	48,649,111
Issuance of common stock	37,545,457
Estimated merger costs and other	2,530,869

$106,173,037

Sale of telecom facilities management operations

      On February 23, 2001, the Company sold certain of its telecom facilities management operations to MP Telecom, LLC (“MP”), an entity owned by certain officers and a director of the Company. Assets sold included all of the Company’s equity ownership interests (including any rights to “promote” interests) in the T-Rex branded “Telecom Hotel” together with assets owned by Telecom. Routing Exchange Developers, Inc., a wholly owned subsidiary of the Company. As part of the transaction, the Company retained its management rights for The Technology Center of the Americas (“TECOTA”), in which the NAP of the Americas is located. The purchaser conveyed to the Company its rights to the promote and equity interests in TECOTA. As a result of these transactions, effective March 31, 2001, the Company owned 100% of the promote interest and .84% of the equity interests in TECOTA.

      As part of the transaction, MP conveyed to the Company 1,400,000 shares of the Company’s common stock, representing a portion of 8,000,000 shares issued to MP and its affiliates in conjunction with the T-Rex acquisition. MP also conveyed its minority interest in the Company’s colocation business. The Company paid $900,000 to the purchaser in connection with the transaction. The principals of MP and certain Company officers agreed, until December 25, 2001, to limit the aggregate number of Company shares sold by them during any trading day.

Discontinued operations

      In March 2001, the Company implemented its plan to dispose of certain acquired businesses whose operations included IP fax, unified messaging and telephony services. Since the operations represented a class of customer and a major line of business as contemplated in APB 30, the results of these activities and estimated loss on disposal are accounted for as discontinued operations.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of March 31, 2001, $2,245,896 in assets, exclusive of goodwill, had been disposed. Remaining assets to be disposed amounted to $6,390,009. Subsequent to March 31, 2001, these assets were sold for proceeds aggregating $500,000 in cash and assumption by the purchaser of approximately $1,740,838 in liabilities. The loss on disposition of discontinued operations includes the write-off of $54,381,681 in goodwill. For the year ended March 31, 2001, discontinued operations had $1,760,640 of total revenues and a loss of $11,346,447, net of $10,153,140 in goodwill amortization. The net liabilities for discontinued operations at March 31, 2002 and 2001 primarily represent trade payables, which remain an obligation of the Company. In addition, the Company at March 31, 2003 and 2002 has guaranteed approximately $550,000 in debt related to discontinued operations.

Other

      In February 2001, the Company sold for $4,750,000 certain rights, including the entitlement to a contingent payment and related preferred return, under agreements entered into in connection with a hotel development project in Miami, Florida. For the year ended March 31, 2001, these proceeds were included in development, commission and construction fees.

5. CONTRACTS RECEIVABLE

      Contracts receivable consist of the following:

	March 31,

	2003	2002

Completed contracts	$7,559	$96,035
Contracts in progress	21,645	1,214,167
Retainage	—	52,634

	$29,204	$1,362,836

6. PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

	March 31,

	2003	2002

Leasehold improvements	$50,105,292	$51,173,835
Furniture, equipment and software	12,240,409	13,249,020

	62,345,701	64,422,855
Less accumulated depreciation	(8,010,413)	(3,888,412)

	54,335,288	60,534,443
Equipment held for installation	147,676	554,544

	$54,482,964	$61,088,987

      Property and equipment includes approximately $53.7 million and $60.0 million in assets related to the NAP of the Americas at March 31, 2003 and 2002, respectively. These amounts are net of accumulated depreciation.

      During the fiscal year ended March 31, 2003, the Company wrote off $450,000 related to equipment that has been held for installation for more than one year and is considered obsolete.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the fiscal years ended March 31, 2003 and 2002, the Company reached a compromise with vendors regarding certain invoices and adjusted the asset value to the amount finally paid. As a result the Company recorded a reduction of approximately $1.3 million and $1.0 million, respectively, in property and equipment.

      Due to the Company’s unsuccessful efforts to lease space at the collocation facility in Santa Clara, California, in the quarter ended September 30, 2001, the Company granted an option to one of its vendors (a contractor involved with the facility’s build-out) to purchase the leasehold improvements and assume the existing lease for approximately $4.0 million. Based on this option, the Company recorded a $6.6 million impairment charge in the quarter ended September 30, 2001 to write the improvements down to the option amount. Subsequently, the Company continued to search for alternatives, which included subleasing or selling the entire facility. In the quarter ended March 31, 2002, upon expiration of the option, the Company listed the property for sale, indicating a definite change in the strategy. The Company is now actively looking for a buyer to assume the existing lease or sublease the leased space. Rent under the existing lease is $118,000 per month, with scheduled annual increases, with a twenty-year term ending in 2020. The Company believes that the most likely outcome is that the property will be subleased or leased from the landlord to a third party and that the Company will receive no consideration for the leasehold improvements. Based on this most likely scenario, in the quarter ended March 31, 2002, the Company recorded an additional $5.5 million impairment, resulting in the asset being fully reserved. The Company also established, as of March 31, 2002, a reserve for leasehold carrying costs, consisting primarily of monthly rent. As of March 31, 2003, the Company had approximately $1.4 million in related reserves which it anticipates will carry the costs of the facility through March 2004.

7. OTHER ASSETS

      Other assets consist of the following:

	March 31,

	2003	2002

Prepaid expenses and other	$628,121	$349,437
Accrued interest on note receivable — related party	61,000	—
Receivable from related party	471,000	434,000
Security Deposits	343,155	494,996
Loan costs, net of accumulated amortization of $1,526,484 and $618,163, respectively	86,701	921,021

	$1,589,977	$2,199,454

      Included in prepaid expenses and other is a note receivable from a corporation controlled by a shareholder of the Company for $360,000 and related accrued interest of approximately $111,000. The note receivable matures on March 31, 2004.

8. IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL

      Identifiable intangible assets and goodwill consist of the following:

	March 31, 2003

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

NAP of the Americas	$11,764,554	$1,764,684	$9,999,870

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2002

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

NAP of the Americas	$11,764,554	$1,764,684	$9,999,870
Post Shell	5,279,748	2,964,412	2,315,336

Total Goodwill	17,044,302	4,729,096	12,315,206

      A reconciliation of net loss and loss per share to exclude amortization expense in the prior year period follows:

	For the twelve Months Ended March 31,

	2003	2002	2001

Reported net loss	$(41,227,305)	$(57,372,215)	$(103,999,662)
Add back: goodwill and amortization	—	3,458,633	2,849,018

Adjusted net loss	$(41,227,305)	$(53,913,582)	$(101,150,644)

Basic and diluted loss per share:
Reported net loss	$(0.18)	$(0.29)	$(0.55)
Goodwill amortization	—	0.02	0.02

Adjusted net loss	$(0.18)	$(0.27)	$(0.53)

      On October 15, 2002, the Company entered into a joint venture agreement to develop and operate a HIPPA compliant network access point at the NAP of the Americas in Miami, Florida. The Company acquired a 10% interest in MedNAP L.L.C., the joint venture company, by issuing a $1.0 million promissory note. As the joint venture was not fully funded by December 31, 2002, the Company determined that its joint venture interest was impaired. Therefore, the Company recognized a $1.0 million impairment as of December 31, 2002. Effective March 31, 2003, the Company and the other joint venture partner entered into an agreement to declare void and with no further consequences all the then current agreements and contracts, including the joint venture agreement. As a result, the Company was no longer obligated to the promissory note and recorded in the quarter ended March 31, 2003, a $1.0 million gain. The results of operations for the year ended March 31, 2003, present on a net basis the effects of the formation and the dissolution of the joint venture and accordingly no net gain or loss was recognized as a result of these transactions.

      The decline in the telecommunications industry and resulting decline in related real estate construction and leasing activities caused the Company to perform an impairment analysis during the years ended March 31, 2003 and 2002 of its promote interests in TECOTA acquired in the telecom facilities management operations sale and of its goodwill acquired in the Post Shell acquisition. The Company’s analyses were based on estimated fair value determined by the discounted future expected cash flows method and anticipated obtaining additional construction contracts for Post Shell and additional tenants for TECOTA. Based on these analyses, the Company determined that these assets, which are included in its telecom facilities management and real estate services segments, were impaired as of March 31, 2002 by approximately $3.8 million and $3.2 million, respectively. During the year ended March 31, 2003, no significant contracts were awarded to Post Shell and no tenants were added to TECOTA. As a result, the Company impaired the remaining $905,000 in TECOTA promote interests and $2.3 million in Post Shell goodwill.

      During the quarter ended December 31, 2000, the Company recognized an impairment of intangible assets of $4,155,178 in contemplation of the sale of telecom facilities management operation (see Note 5), which closed during the quarter ended March 31, 2001.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. NOTES PAYABLE

      Notes payable consist of the following:

	March 31,

	2003	2002

Notes payable to third parties:
Note payable to Ocean Bank, collateralized by substantially all assets of the NAP of the Americas and a personal guaranty of the Chief Executive Officer (see Note 2). On April 30, 2003, the credit facility was revised to convert $15 million of principal to equity and extend the terms of the remaining balance until April 30, 2006.	$43,974,553	$43,293,333
Unsecured note payable to a corporation, interest accrues at 10%. In April 30, 2003, $1,000,000 was converted to Subordinated Debentures (see Note 2) and remaining principal and interest is due on April 1, 2004.	4,450,000	—
Note payable to a financial institution, collateralized by certain assets of a director and certain shareholders of the Company Interest accrues at 1% over prime, due on December 31, 2003.	667,178	1,375,000
Unsecured note payable to a corporation, interest accrues at 9%. Due on demand	518,501	—
Unsecured note payable to a corporation, interest accrues at 10% Principal and interest due on May 30, 2003. In April 30, 2003, amount was converted to Subordinated Debentures (see note 2)	1,500,000	—
Unsecured note payable to a corporation, interest accrues at 15%. Principal and interest due on April 1, 2004.	1,000,000	1,000,000
Unsecured notes payable to individuals, interest accrues at 10% Principal and interest due on March 31, 2003. On April 30, 2003, amounts were converted to Subordinated Debentures (see Note 2)	1,000,000	—
Unsecured note payable to a corporation in seventy-five monthly installments of principal and interest which began January 1, 1999. Interest accrues at 9.5%	198,385	226,092
Unsecured notes payable to individuals, interest accrues at 8%, with interest due monthly. Matured and currently due	—	138,442
Unsecured note payable to a corporation, interest accrues at 13% Principal and interest due on June 30, 2002.	—	250,000
Unsecured notes payable to corporations. Interest ranges from 10% — 15%. Principal and interest generally due in monthly installments	63,284	397,433
Unsecured note payable to a corporation, interest accrues at 10%. Due on demand	30,000	—

Total notes payable to third parties	53,401,901	46,680,300

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,

	2003	2002

Notes payable to related parties:
Unsecured note payable to certain directors and a shareholder of the Company. Interest accrues at 8.25%, with principal installments of $150,000 and interest due quarterly commencing March 31, 2002 and maturing on June 23, 2003.	—	3,500,000
Unsecured note payable to a corporation controlled by a shareholder, interest accrues at 15%. Principal and interest due on April 1, 2004.	1,600,000	1,600,000
Note payable to the Chief Executive Officer. Interest accrues at 10%. Principal and interest due on June 30, 2003. On April 30, 2003, amount was converted to Subordinated Debentures (see Note 2)	1,000,000	—
Unsecured notes payable to certain executives and directors of the Company and third party corporations, interest accrues at 13%. On April 30, 2003, $700,000 of principal was converted to Subordinated Debentures (see Note 2) and remaining principal and interest is due on April 1, 2004.	1,500,000	1,850,000
Unsecured note payable to the Chief Executive Officer. Interest accrues at 7.5%, payable monthly, with principal installments of $50,000 due on a quarterly basis commencing on June 26, 2002, and maturing on June 26, 2003.	100,000	250,000
Unsecured note payable to a shareholder, interest accrues at 10%. Due on demand	38,000	—

Total notes payable to related parties	4,238,000	7,200,000

	$57,639,901	$53,880,300
Less: current portion of notes payable	1,464,963	50,752,209

Notes payable, less current portion	56,174,938	3,128,091

      In May 2002, the Company obtained a $1.5 million loan at 10% interest from its Chief Executive Officer, Mr. Manuel D. Medina, which became due in September 2002. During September 2002, the Company repaid $500,000 plus accrued interest of $48,493 and Mr. Medina agreed to extend the note until June 30, 2003.

      On September 5, 2001, the Company closed on a $48 million loan from Ocean Bank. During August 2002, the Company modified the facility. Under the modified terms, the initial maturity date was extended to September 2003 and the Company had the option to exercise two six-month extension periods. At closing, the total amount of the loan was disbursed except for approximately $6.6 million that was held as an interest reserve. Through June 2002, the interest reserve was disbursed monthly to make interest payments. The amendment reduced the annual interest rate to 7.50%. The Company commenced making monthly interest payments in July 2002. All other material provisions of the credit facility remained unchanged. To obtain the original loan, the Company paid a $720,000 commitment fee to the lender. The proceeds of the original credit facility were used to:

•	repay a $10 million short-term loan from Mr. Medina, the proceeds of which the Company had used to fund the build out of the NAP of the Americas (Mr. Medina, in turn, used the $10 million to repay a personal $10 million short-term loan from Ocean Bank);

•	repay $3.5 million of debt that the Company owed to Ocean Bank under a line of credit personally guaranteed by Mr. Medina;

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	pay $1.2 million in loan costs related to the $48 million credit facility (including $720,000 commitment fee); and

•	fund the NAP of the Americas build out costs.

      On April 30, 2003, Ocean Bank revised its credit facility by converting $15.0 million into equity and extending the term of the remaining balance until April 2006. Under the new terms, interest will be payable monthly at an annual rate of 5.25% for the first twelve months and 7.5% thereafter. As of March 31, 2003, the Company was past due in its payment to Ocean Bank of approximately $1.4 million of accrued interest. Concurrent with this transaction, the Company paid all past due interest (see Note 2).

      The credit facility is secured by all of the Company’s assets and allows for up to a $25 million junior lien position on the assets of its NAP of the Americas, Inc. subsidiary. Mr. Medina has personally guaranteed the $48 million credit facility.

      In addition to Mr. Medina’s personal guarantee of the credit facility, and in order to obtain the facility, the bank further required Mr. Medina, prior to the bank disbursing funds under the credit facility, to (i) provide a $5.0 million certificate of deposit to the bank as collateral for certain personal loans that Mr. Medina has with the bank and (ii) commit to accelerate the maturity date of those personal loans to December 31, 2001. Subsequent to September 2001, Mr. Medina and the bank changed the maturity date on the personal loans, first to December 31, 2001 and later to July 1, 2002. In the event of the Company’s default under the credit facility Mr. Medina also agreed to subordinate any debt that the Company owed to Mr. Medina until the loan is repaid in full. Mr. Medina has repaid part of those personal loans to the bank through liquidation of the $5.0 million certificate of deposit in January 2002 leaving an outstanding principal balance of approximately $4.8 million and he has exercised his right under such personal loan agreements to extend their maturity date from July 1, 2002 to June 30, 2003. As of June 30, 2003, such personal loans have matured and are unpaid. Accordingly, and as further discussed below, Mr. Medina could demand the Company to provide cash collateral for Mr. Medina’s outstanding loan balances aggregating approximately $4.8 million. Mr. Medina has an option under the relevant loan documents to extend the loan to December 31, 2003 that requires a principal payment of $300,000. Although the option to extend expires June 30, 2003, Mr. Medina is currently in discussions with Ocean Bank regarding extending the loan, and believes that Ocean Bank will agree to extend the loan.

      On September 5, 2001 and in consideration of Mr. Medina’s agreeing to repay his indebtedness to the bank earlier than otherwise required, pledging the certificate of deposit to the bank and personally guaranteeing the $48 million credit facility and approximately $21 million of construction payables, the Company entered into an amended and restated employment agreement with him dated                     . Under the terms of the amended and restated employment agreement, the Company will indemnify Mr. Medina from any personal liability related to his guarantees of the Company’s debt, use commercially reasonable efforts to relieve Mr. Medina of all his guarantees of the Company’s debt, provide up to $6.5 million of cash collateral to the bank should Mr. Medina be unable to repay the personal loans when due and provide a non interest-bearing $5.0 million loan to Mr. Medina for as long as his guarantees of the Company’s debt exist. If the loan to Mr. Medina becomes in default, the Company has a right of offset against all amounts payable by the Company to Mr. Medina, the aggregate of which is approximately $3.0 million as of March 31, 2003. Subsequent to March 31, 2003, the amount was reduced to $1.5 million. Mr. Medina and the Company have agreed that the Company has the right to withhold payment to Mr. Medina of the $1,375,000 in convertible debt held by him until the note to the Company is repaid. The note receivable from Mr. Medina is shown as an adjustment to equity. The $48 million credit facility and the note receivable from Mr. Medina were approved by the Board of Directors.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Mr. Medina’s note to the Company has a maturity date of December 5, 2004 and bears interest subsequent to September 5, 2002 at 2%, the applicable federal rate. Interest is due in bi-annual installments beginning on June 30, 2003. The Company will review the collectibility of this note on a quarterly basis.

      In August 2002 the Company modified the terms of a note payable to a financial institution to extend the maturity date to December 2002 with certain principal payments to be made monthly with remaining principal and interest due at maturity. In conjunction with the modification and extension of this note, the Company issued 400,000 shares of the Company’s common stock valued at $180,000 to a shareholder, a former guarantor of the note. The principal balance on the note on March 31, 2003 was $667,178. On March 31, 2003, this financial institution and the Company entered into a forbearance agreement and modified the terms of their note. Under the modified agreement terms, the Company made principal payments of $100,000 and $125,000 in April 2003 and May 2003, respectively and the financial institution retained the right to enforce accelerated remedies if the Company defaults on the modified note. The Company is also required to make seven consecutive monthly principal payments of $25,000 commencing on June 1, 2003, with interest on the outstanding balance to be paid monthly, and a balloon payment on December 31, 2003; representing full and final payment of outstanding principal and accrued interest. We made the required payment on June 1, 2003.

      Interest expense of approximately $11.1 million, $9.8 million, and $1.1 million, net of amounts capitalized to leasehold improvements and real estate inventories totaling $0, $891,644, and $605,332 was recognized in fiscal years 2003, 2002 and 2001, respectively.

      Aggregate maturities for notes payable as of March 31 are as follows:

2004	$1,464,963
2005	6,898,000
2006	48,000
2007	49,222,553
2008	6,385
Thereafter	—

Total	$57,639,901

10. CONSTRUCTION PAYABLES

      Construction payables relate to construction of the NAP of the Americas and the Company’s colocation facility in Santa Clara, California and include approximately $21.7 million due to two vendors under promissory notes originally bearing interest at annual rates ranging from 8.5 to 10 percent. Mr. Medina guaranteed $18 million due under these promissory notes but was subsequently released upon closing of the April 30, 2003 financing transactions (see Note 2).

      On November 8, 2002, CRG, LLC entered into an agreement with Cupertino Electric, Inc. to purchase the entire $18.5 million construction payable (including accrued interest) owed to Cupertino. On November 11, 2002, the Company entered into an agreement with CRG that provided the Company the option, upon the closing of the purchase of the debt by CRG from Cupertino, to repay the entire debt at a discount by either issuing shares of the Company’s common stock valued at $0.75 per share or making a cash payment of $9.9 million (see Note 2).

      On December 5, 2002, CRG, LLC entered into an agreement with Kinetics Mechanical Services, Inc. and Kinetics Systems Inc. to purchase the Company’s $4.1 million construction payable (including accrued interest) to Kinetics Mechanical Services, Inc. and Kinetics Systems Inc. On December 5, 2002, the Company entered into an agreement with CRG that provided the Company with the option, upon the closing of the purchase of the debt by CRG from Kinetics Mechanical Services, Inc. and Kinetics Systems Inc., to

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repay the entire debt at a discount by either issuing shares of the Company’s common stock valued at $0.75 per share or making a cash payment of $2.4 million (see Note 2).

11. CONVERTIBLE DEBT

      The Company has outstanding approximately $12,155,000 and $2,750,000 of 13% and 13.125% subordinated convertible debt, respectively, as of March 31, 2003. The 13% debt matures on December 31, 2005 and the 13.125% debt matures on August 30, 2004. The debt is convertible into the Company’s stock at a weighted average conversion price of $1.82 and $0.61 for the convertible debt issued at 13% and 13.125%, respectively. Prepayment by the Company is permitted under both debt instruments, but will entitle holders of the 13% subordinated debentures to warrants or a premium over their outstanding principal and interest based upon the following schedule:

Year	Redemption Price

2003	103%
2004	102%
2005	100%

      As of March 31, 2003, the Company had not paid approximately $1,242,000 of accrued interest due on or before March 31, 2003. Subsequent to March 31, 2003, the Company paid such amounts.

      During November 2002, the Company made an offer to all of the holders of the convertible debentures to convert their debentures, including accrued interest as of September 30, 2002, into the Company’s common shares at the lower of their current conversion price or $0.75. Approximately $26.4 million of the convertible debentures had stated conversion prices in excess of $0.75 per share. As of December 31, 2002, approximately $15.8 million of the convertible debt and accrued interest of approximately $520,000 was converted to 21.8 million shares of the Company’s common stock. As a result, the Company recognized a $4.9 million inducement on debt conversion expense which represents the fair value of the additional common shares issued by the Company as a result of the lower conversion price.

      The holders of the 13% debt had a 30 day period during January 2003 to require the Company to repay the outstanding principal balance. During April 2003 and May 2003, the Company made payments totaling approximately $0.9 million to five holders of the convertible debentures who exercised their right to request an acceleration of payment.

12. CHANGES TO STOCKHOLDERS’ EQUITY

      The Company entered into the following equity transactions:

Common stock

      In December 2002, $373,000 of warrants were converted to 818,000 shares of common stock at $0.01 per share.

      During the quarter ended December 31, 2002, holders of notes payable entered into irrevocable agreements to converted approximately $.8 million in debt and accrued interest into approximately 1.0 million shares of the Company’s common stock at $0.75 per share.

      In August 2002, the Company issued 100,000 warrants valued at $61,000, which were subsequently converted to 100,000 shares of common stock.

      In June 2002, the NAP de las Americas — Madrid S.A. purchased 5 million shares of the Company’s common stock at $1.00 per share. As a result of the subsequent sale of certain common shares, the Company is obligated to issue an additional 3.6 million shares to NAP de Las Americas-Madrid S.A. As of June 25,

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003, these shares have not yet been issued. The Company anticipates issuing these shares in the quarter ended September 30, 2003.

      In April 2002, the Company received a binding commitment from two directors and some of the Company’s shareholders for the purchase of $7.5 million of common stock at $.75 per share. In May 2002, the Company issued 10 million shares of the Company’s common stock for $3.6 million in cash and the conversion of $3.9 million in short term promissory notes to equity.

      In April 2002, the Company entered into a Put and Warrant purchase agreement with TD Global Finance (“TDGF”). On July 19, 2002, the Company exercised its right to sell to TDGF 17,648,824 common shares for $0.58 per share for a total of $10.2 million. During August 2002, the Company received the $10.2 million in related cash. The Company used these proceeds for general corporate purposes. In conjunction with the sale, the Company issued three call warrants, each granting TDGF the right to purchase 1,176,588 shares of the Company’s common stock. The warrants expired without exercise on January 16, 2003.

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

Preferred stock

      The Company has the authority to issue 10,000,000 shares of preferred stock, par value $0.001 per share, which are issuable in series on terms to be determined by its board of directors.

Convertible preferred stock

      The Company had 4,176,693 shares of convertible preferred stock outstanding. The $1 par value preferred stock had a 10% cumulative preferred dividend, payable annually commencing March 31, 2000. During April 2000, the preferred stock was acquired by certain members of the Company’s management and were converted into 7,853,985 shares of the Company’s common stock.

Series H redeemable convertible preferred stock

      In May 2001, the Company issued 294 shares of Series H redeemable convertible preferred stock for $500,000. The preferred stock allows for a preferential annual dividend of $102 per share and is currently convertible into 294,000 shares of common stock. The preferred stock is redeemable at $1,700 per share plus any unpaid dividends at the request of the holder, commencing on June 1, 2005.

Series G convertible preferred stock

      The Company has 20 outstanding shares of Series G convertible preferred stock (“Series G Preferred”), which do not bear dividends. Conversion of the Series G Preferred into common stock is based on the issue price plus an 8% per annum non-compounding premium, divided by the lesser of: (a) $1.50 per Series G Preferred share or (b) the closing price of the Company’s common stock, as reported on the American Stock Exchange, on the business day immediately preceding the conversion. The Series G Preferred also has a stated liquidation preference value of $100,000 per share plus 8% in-kind dividends since March 1999, the date of issuance. The holders have no voting rights except with respect to matters that affect rights related to the Series G Preferred. The holder of these shares is a corporation owned by Mr. Medina, Chief Executive Officer

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and a shareholder of the Company. As of March 31, 2003, the Series G Preferred shares could have been converted into 2,016,508 of the Company’s common shares.

Stock options and warrants

      During the period from March 2001 through March 2003, the Company issued stock options and warrants to third parties for services and to facilitate certain debt and equity transactions.

      The following table summarizes information about stock options and warrants outstanding as of March 31, 2003:

				Estimated
	No. of shares	Exercise	Expiration	Fair Value
Issuance Date	able to purchase	Price	Date	at Issuance

March 2003	300,000	$0.75	March 2007	$110,400
December 2002	300,000	0.75	March 2007	110,400
October 2002	1,200,000	0.75	October 2004	90,000
July 2002	100,000	0.54	July 2003	20,900
April 2002	600,000	0.40	March 2007	220,800
June 2001	25,000	2.00	June 2003	26,575
June 2001	13,000	1.72	June 2011	22,490
January 2002	19,000	0.48	June 2011	7,942
March 2001	300,000	2.00	March 2006	352,200
November 2000	250,000	2.76	November 2008	394,000
April 2000	600,000	1.25	March 2004	501,874

Total	3,707,000			$1,857,581

Stock options

       The Company has three stock option plans, whereby incentive and nonqualified options and stock appreciation rights may be granted to employees, officers, directors, and consultants of the Company. There are 17,500,000 shares of common stock reserved for issuance under these plans. The exercise price of the options is determined by the Board of Directors, but in the case of an incentive stock option, the exercise price may not be less than 100% of the fair market value at the time of grant. Options vest over periods not to exceed ten years.

      On October 19, 2001, the Company issued options to purchase 100,000 shares of common stock to each member of the Company’s Board of Directors, for a total of 900,000 options. The exercise price of the options is $0.67 per share. The options were immediately exercisable.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of the Company’s stock options is presented below:

		Weighted Average
	Number	Exercise Price

Outstanding at March 31, 2001	10,898,826	$2.31
Granted	4,072,125	.91
Expired/ Terminated	(2,106,500)	2.75
Exercised	(115,000)	.35

Outstanding at March 31, 2002	12,749,451	1.92

Granted	2,203,100	.46
Expired/ Terminated	(258,500)	1.69
Exercised	—	—

Outstanding at March 31, 2003	14,694,051	1.70

Options exercisable at:
March 31, 2003	9,818,051	1.90

March 31, 2002	7,382,793	1.74

Weighted average fair value of options granted during year ended:
March 31, 2003	$0.41

March 31, 2002	0.81

      The following table summarizes information about options outstanding at March 31, 2003:

		Average
Range of		Remaining	Average	Number
Exercise		Contractual	Exercise	Exercisable
Prices	Outstanding at	Life (Years)	Price	Options at

March 31, 2003
$0.25-0.50	2,779,500	3.8	$0.35	2,189,667
$0.51-1.00	4,306,500	8.6	0.63	1,650,634
$1.01-1.50	1,354,500	6.1	1.41	1,096,833
$1.51-2.00	264,874	7.8	1.75	175,874
$2.01-3.00	1,495,725	4.8	2.85	1,295,575
$3.01-5.00	4,492,952	7.3	3.26	3,409,468

	14,694,051			9,818,051

13. Income taxes

      No provision for income taxes was recorded for each of the three years in the period ended March 31, 2003 as the Company incurred net operating losses in each year. The Company considered future taxable income and tax planning strategies in assessing the need for a valuation allowance. Based on the available objective evidence, the Company believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets as of March 31, 2003 and 2002.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets (liabilities) consists of the following:

	March 31,

	2003	2002

Deferred tax assets:
Charitable contributions	$251,010	$230,293
Capitalized start-up costs	2,935,612	3,807,488
Allowances and other	6,873,925	5,574,458
Net operating loss carryforwards	31,131,334	18,432,832
Net operating loss carryforwards retained from discontinued operations	17,280,709	17,280,709
Tax credits	245,780	245,780

Total deferred tax assets	58,718,370	45,571,560

Valuation allowance	(58,061,244)	(45,506,913)

Deferred tax liability:
Other	(657,126)	(64,647)

Total deferred tax liability	(657,126)	(64,647)

Net deferred tax asset	$—	$—

      The Company’s federal and state net operating loss carryforwards begin to expire in 2011. Utilization of the net operating losses generated prior to the AmTec merger may be limited by the Internal Revenue Code.

      The reconciliation between the statutory income tax rate and the effective income tax rate on pre-tax (loss) income is as follows:

	For the year ended March 31,

	2003	2002	2001

Rate reconciliation
Statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal income tax benefit	(3.2)%	(3.3)%	(3.4)%
Other permanent differences	6.8%	6.2%	4.7%
Increase in valuation allowance	30.4%	31.1%	32.7%

Effective tax rate	0%	0%	0%

14. COMMITMENTS AND CONTINGENCIES

Leasing activities

      The Company leases space for its operations, office equipment and furniture under operating leases. Certain equipment is also leased under capital leases, which are included in leasehold improvements, furniture and equipment.

      Technology Center of the Americas LLC (“TECOTA”), an entity in which the Company has a .84% member interest, owns the building which leases the space for the NAP of the Americas to the Company under a 20 year lease. Rent expense under the lease amounted to approximately $3.6 million, $2.7 million and $0 for the years ended March 31, 2003, 2002 and 2001.

      The Company has entered into capital lease agreements with third parties for equipment related primarily to the NAP of the Americas. Generally, the lease terms are for 48 months, and the aggregate related gross assets total approximately $6.1 million. As of March 31, 2003 the Company had not paid approximately $359,000 relating to these leases. Subsequent to March 31, 2003, the Company paid such amounts.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In October 2000, the Company signed a 20-year lease for the colocation facility in Santa Clara, California.

      As of March 31, 2003, the Company had not paid approximately $602,740 relating to a certain lease. The Company has negotiated a payment plan with the vendor where partial payments are to be made.

      Operating lease expense, in the aggregate, amounted to approximately $6.0 million, $7.0 million, and $1.3 million for the years ended March 31, 2003, 2002 and 2001, respectively.

      At March 31, 2003, future minimum lease payments for each of the following five years and thereafter under non-cancellable operating and capital leases having a remaining term in excess of one year are as follows:

	Capital	Operating
	Leases	Leases

2004	$2,477,467	$6,024,471
2005	1,087,504	6,011,946
2006	13,248	5,581,098
2007	13,248	5,548,701
2008	5,520	5,347,842
Thereafter	—	70,406,223

Total minimum lease payments	3,596,987	$98,920,281

Amount representing interest	357,050

Present value of net minimum lease payments	$3,239,937

Investments

      In connection with its investment in NAP de las Americas — Madrid S.A., the Company is committed to make an additional capital contribution of approximately $200,000.

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

Guarantees

      The construction of TECOTA was funded with $48 million in equity and $61 million in construction loans from a consortium of banks. The Company guaranteed such construction loans during the development and construction of TECOTA. After TECOTA was built, certain banks released the Company from the guarantee, the result of which was to reduce the guarantee to $5.5 million. As of March 31, 2003, TECOTA debt outstanding under the construction loan was $35.4 million. The Company does not expect to fund any amounts under the guarantee.

      The Company has guaranteed $4.8 million in personal debt of Manuel D. Medina, the Company’s Chief Executive Officer and Chairman.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

      The Company has entered into an agreement to provide construction and management services to TECOTA for fees. For the year ended March 31, 2003, 2002 and 2001 the Company earned approximately $510,000, $515,000 and $1.4 million in related fees, respectively.

15. RELATED PARTY TRANSACTIONS

      Due to the nature of the following relationships, the terms of the respective agreements might not be the same as those that would result from transactions among wholly unrelated parties.

      The Company’s Chief Executive Officer and other related parties have either provided or guaranteed some of our debt or equity financing. In addition, services are provided to entities in which the Company owns stock. Following is a summary of transactions in each of the three years ended March 31, 2003 and balances with related parties included in the accompanying balance sheet as of March 31, 2003 and 2002.

	2003	2002	2001

Property management and construction fees (Note 14)	510,000	516,000	1,400,000
Revenues from NAP de las Americas — Madrid (Note 1)	340,000	—	—
Interest income on note receivable — related party (Note 9)	61,000	—	—
Interest income from shareholder (Note 7)	37,000	37,000	37,000
Rent expense (Note 14)	3,558,196	2,668,647	—
Interest expense (Notes 9 and 11)	1,198,076	897,824	148,521
Other Assets (Note 7)	471,000	434,000
Note receivable — related party (Note 9)	5,000,000	5,000,000
Notes payable to related parties (Note 9)	4,238,000	7,200,000
Convertible debt (Note 11)	3,450,000	4,700,000
Common stock subscriptions (Note 12)	—	950,000

      During the year ended March 31, 2003, approximately $1.4 million, including accrued interest, of related party debt was converted to equity at $.75 per share.

      In April 2003, in connection with the issuance of the Subordinated Debentures the Company received $400,000 from two directors and $50,000 from an employee and shareholder.

      In January 2003, the Company obtained $53,000 and $80,000 unsecured, due on demand loans at 10% interest, from its Chief Executive Officer and a member of the Company’s Board of Directors. The loans, including accrued interest were repaid during January 2003 and February 2003.

      Included in accounts receivable is a non-trade receivable of approximately $59,000, net of $151,000 in write-offs during the year ended March 31, 2003 due from a related party. There is also a corresponding payable of approximately $59,000 to the same related party.

      In February 2001, the Company sold certain operations to related parties (Note 4).

16. INFORMATION ABOUT THE COMPANY’S OPERATING SEGMENTS

      As of March 31, 2003 and 2002, the Company had two reportable business segments, data center operations and real estate services. The data center operations segment provides Tier 1 NAP, Internet infrastructure and managed services in a data center environment. The real estate services segment constructs and manages real estate projects focused in the technology sector. The Company’s reportable segments are strategic business operations that offer different products and services.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the year ended March 31, 2001, the Company had an additional segment, telecom facilities management, which developed, managed and leased facilities catering primarily to the telecommunications industry. In conjunction with the Company’s change in its strategy related to its colocation facility in Santa Clara, California, the Company no longer considers the remaining operations to be separate from its other two segments. Therefore, amounts related to the colocation facility have been reclassified in the current and prior year presentations to their respective March 31, 2003 segments.

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

				Discontinued
		Telecom		Operations —
	Data Center	Facilities	Real Estate	Telecom
For the Year Ended March 31,	Operations	Management	Services	Services	Total

2003

Revenue	$11,032,984	$—	$3,660,719	$—	$14,693,703
Loss from operations	(21,658,738)	—	(3,671,562)	—	(25,330,300)
Net loss	(37,565,136)	—	(3,662,169)	—	(41,227,305)
2002

Revenue	$3,215,897	$—	$12,656,587	$—	$15,872,484
Loss from operations	(26,249,509)	(16,340,634)	(8,961,576)	—	(51,551,719)
Net loss	(34,971,359)	(16,682,059)	(5,718,797)	—	(57,372,215)
2001

Revenue	$252,906	$2,863,443	$37,031,059	$—	$40,147,408
Loss from operations	(9,158,888)	(7,758,575)	(3,258,293)	—	(20,175,756)
Net loss	(9,219,416)	(8,383,329)	(3,770,506)	(82,626,411)	(103,999,662)
Assets, as of March 31,

2003	$67,595,113	$—	$2,006,400		$69,601,513
2002	$69,644,606	$—	$11,379,325	$—	$81,023,931

      A reconciliation of total segment loss from operations to loss before income taxes for the twelve months ended March 31, 2003, 2002 and 2001 follows:

	For the twelve months ended
	March 31,

	2003	2002	2001

Total segment loss from operations	$(25,330,300)	$(51,551,719)	$(20,175,756)
Interest income	136,278	97,237	505,743
Inducement on debt conversion	(4,871,245)	—	—
Interest expense	(11,007,683)	(9,750,473)	(1,097,683)
Dividend on preferred stock	(29,988)	(26,741)	(34,806)
Gain on real estate held for sale	—	4,185,728	—
Other expense	(124,367)	(326,247)	(570,749)
Loss from discontinued operations	—	—	(21,499,587)
Loss on disposition of discontinued operations	—	—	(61,126,824)

Loss before income taxes	$(41,227,305)	$(57,372,215)	$(103,999,662)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. SUPPLEMENTAL CASH FLOW INFORMATION

	For the twelve months ended March 31,

	2003	2002	2001

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,321,545	$5,318,320	$178,718

Taxes Paid	—	—	—

Non-cash operating, investing and financing activities:
Warrants issued for services	612,500	944,113	394,000

Conversion of notes and accounts payable to convertible debt	—	—	3,900,382

Reclassification of real estate inventories to real estate held for sale	—	—	12,860,657

Warrants exercised and converted to equity	—	29,000

Conversion of debt and related accrued interest to equity	4,205,686	—	—

Conversion of accounts payable to equity	361,491	—	—

Conversion of liabilities of discontinued operations to equity	370,000	—	—

Forgiveness of construction payables	1,290,013	—	—

Conversion of convertible debt and related accrued interest to equity	17,080,476	242,700	—

Assets acquired under capital lease	—	4,293,762	—

Cancellation of warrants	—	614,822	—

Issuance of note payable for other asset	1,000,000	—	—

* * * * *