Form 10-Q/A
period 2002-09-30
TERREMARK WORLDWIDE INC
filed 2003-08-13
CIK 912890

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

      The registrant had 232,631,074 shares of common stock, $0.001 par value, outstanding as of November 11, 2002.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION	3
Item 4. Controls and Procedures	3

PART II. OTHER INFORMATION	4
Item 6. Exhibits, Financial Statement Schedules, and Reports on Form 8-K	4
Signatures	4

1

INTRODUCTORY NOTE

      This form 10-Q/A is the result of discussions between Company management and the Securities and Exchange Commission (“SEC”) during a normal review of the Company’s SEC filings. The only change in this amendment was to the disclosure in Part I, Item 4. This Form 10-Q/A contains no changes to the consolidated financial statements as previously reported.

      For the purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the Company’s Form 10-Q/A for the second quarter ended September 30, 2002. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures affected by subsequent events.

2

PART I.     FINANCIAL INFORMATION

Item 4.     Controls and Procedures

      Based on their evaluation as of a date within 90 days prior to the filing date of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

3

PART II.     OTHER INFORMATION

      ITEM 6. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Exhibit
Number	Exhibit Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of August 2003.

TERREMARK WORLDWIDE, INC.

By:	/s/ MANUEL D. MEDINA

Manuel D. Medina,
Chairman of the Board, President and Chief Executive Officer

By:	/s/ JOSÉ A. SEGRERA

José A. Segrera,
Chief Financial Officer

4