Form 10-Q/A
period 2002-12-31
TERREMARK WORLDWIDE INC
filed 2003-08-13
CIK 912890

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b2).  Yes ☐  No. ☒

      The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on September 30, 2002, was approximately $42,505,087, based on the closing market price of the registrant’s common stock ($0.34) as reported by the American Stock Exchange on such date.

INTRODUCTORY NOTE

      This Form 10-Q/A is the result of discussions between Company management and the Securities and Exchange Commission (“SEC”) during a normal review of the Company’s SEC filings. The only change in this amendment was to the disclosure in Part I, Items 2 and 4 and Part II, Item 3. This Form 10-Q/A contains no changes to the consolidated financial statements as previously reported.

      For the purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the Company’s Form 10-Q for the third quarter ended December 31, 2002. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures affected by subsequent events.

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

	Stockholders’ Deficit (unaudited)

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	December 31,

	2002	2001

	(Unaudited)
Cash flows from operating activities:
Net loss	$(31,569,166)	$(33,920,221)
Adjustments to reconcile net loss to net cash used in operating activities Depreciation and amortization of capital leases	3,905,602	2,389,543
Amortization of intangible assets and goodwill	—	2,490,851
Amortization of loan costs to interest expense	707,785	1,221,154
Amortization of prepaid compensation and other	561,225	70,401
Accounts receivable write-offs	137,068	—
Gain on sale of real estate held for sale	—	(4,094,585)
Loss on sale of property and equipment	—	98,521
Impairment of long-lived assets	1,350,000	6,462,315
Inducement on debt conversion expense	4,871,245	—
(Increase) decrease in:
Restricted cash	(11,332)	(725,534)
Accounts receivable	207,941	212,172
Contracts receivable	1,293,567	3,925,515
Other assets	(437,576)	(950,554)
Increase (decrease) in:
Trade payable and other liabilities	460,276	(7,215,648)
Interest payable	1,565,389	957,601
Deferred revenue	100,503	765,793
Net assets/liabilities of discontinued operations	181,917	(1,177,589)

Net cash used in operating activities	(16,675,556)	(29,490,265)

Cash flows from investing activities:
Purchase of property and equipment	(916,944)	(45,270,927)
Investment in unconsolidated entities, net	(194,265)	—
Proceeds from sale of real estate held for sale	—	16,824,385
Proceeds from sale of property and equipment	—	30,000
Note receivable — related party	—	(5,000,000)

Net cash used in investing activities	(1,111,209)	(33,416,542)

Cash flows from financing activities:
Construction payables — property and equipment	(3,274,388)	8,602,473
New borrowings	7,181,220	65,703,991
Payments on borrowings	(2,055,999)	(26,421,644)
Convertible debt	—	11,773,951
Capital lease obligations	(744,412)	(945,941)
Exercise of stock options and warrants	9,180	40,250
Sale of common stock and warrants	16,947,789	—
Sale of preferred stock	—	500,000

Net cash provided by financing activities	18,063,390	59,253,080

Net increase (decrease) in cash	276,625	(3,653,727)
Cash and cash equivalents at beginning of period	283,078	5,574,687

Cash and cash equivalents at end of period	$559,703	$1,920,960

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

      The Company’s debt to Cupertino matured on October 31, 2002 and has not been repaid. As part of the agreement between CRG and Cupertino, Cupertino has agreed not to enforce any of its rights against the Company, but in order to preserve its rights, on November 8, 2002, Cupertino filed an action to enforce the rights it had acquired by virtue of a construction lien. Cupertino has agreed that it will not seek to enforce its rights until the closing of the purchase of the debt to Cupertino by CRG. CRG has agreed that it will dismiss the action upon the closing. If the purchase of the debt by CRG does not occur before March 31, 2003, the standstill and the agreement between CRG and Cupertino will expire, and the Company will continue to owe the $18.5 million to Cupertino. As a procedural matter, Cupertino will now serve the complaint on the defendants in this suit in order to avoid dismissal.

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

      On November 1, 2002 and November 5, 2002, approximately $2.8 million and $1.0 million of the Company’s debt owed to Kinetics came due. As part of the agreement between CRG and Kinetics, Kinetics has agreed not to enforce any of its rights against the Company but, in order to preserve its rights, on December 2, 2002 Kinetics filed an action to enforce the rights it had acquired by virtue of a construction lien. Kinetics has agreed that it will not seek to enforce its rights until the closing of the purchase of the debt by CRG. CRG has agreed that it will dismiss the action upon the closing. If the purchase of the debt by CRG does not occur before March 31, 2003 the standstill and the agreement between CRG and Kinetics will expire, and the Company will continue to owe the $4.1 million to Kinetics. As a procedural matter, Kinetics has now served the complaint on the defendants in this suit in order to avoid dismissal.

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

      The deployment of the Company’s TerreNAP Data Center strategy will require the Company to expend substantial resources for leases, assets, equipment and hiring of network, administrative, customer support and sales and marketing personnel. These expenditures commence well before a TerreNAP Data Center opens, and it may take an extended period for the Company to approach break-even. To date, the Company has funded its operations through private debt and equity offerings. The Company’s substantial leverage could adversely affect its ability to fulfill its obligations and operate its business. However, because the Company has not yet achieved positive cash flow from operations, the Company will continue to require capital support until it is cash flow positive. The Company intends to continue to allocate its financial resources to activities that are consistent with its expansion strategy, such as making additional significant investments in sales and marketing and the development of new services. The Company’s business could be adversely affected if it were unable to obtain necessary licenses and approvals in order to expand its services and enter new markets.

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

	Gross Carrying	Accumulated
	Amount	Amortization

	(Unaudited)	(Unaudited)
NAP of the Americas	$11,176,326	$1,176,455
Post Shell	5,279,748	2,964,413

Total Goodwill	16,456,074	4,140,868
TECOTA promote interest	904,964	—

	$17,361,038	$4,140,868

      A reconciliation of net loss and loss per share to exclude amortization expense in the prior year period follows:

	For the Nine Months Ended		For the Three Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Reported net loss	$(31,569,166)	$(33,920,221)	$(14,178,553)	$(12,605,445)
Add back: goodwill amortization	—	2,490,851	—	1,011,715

Adjusted net loss	$(31,569,166)	$(31,429,370)	$(14,178,553)	$(11,593,730)

Basic and diluted loss per share:
Reported net loss	$(0.14)	$(0.17)	$(0.06)	$(0.06)
Goodwill amortization	—	0.01	—	0.01

Adjusted net loss	$(0.14)	$(0.16)	$(0.06)	$(0.06)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Notes Payable

      Notes payable consist of the following:

	December 31,	March 31,
	2002	2002
(Unaudited)
Note payable to Ocean Bank, collateralized by substantially all assets of the NAP of the Americas and a personal guaranty of the Chief Executive Officer. Interest accrues at 7.50%, payable monthly, with principal balance due September 2003. Maturity date may be extended for two six-month periods subject to certain conditions	$43,974,553	$43,293,333
Unsecured note payable to certain directors and a shareholder of the Company. Interest accrues at 8.25%, with principal installments of $150,000 and interest due quarterly commencing March 31, 2002 and maturing on June 23, 2003	—	3,500,000
Unsecured note payable to a corporation, interest accrues at 10%. Principal and interest due in March 2003	3,000,000	—
Unsecured note payable to a corporation controlled by a shareholder, interest accrues at 15%. Principal and interest due in March 2003	1,600,000	1,600,000
Unsecured note payable to a related party, interest accrues at 10%, with principal and interest payments due monthly in equal installments of $55,556 commencing on November 1, 2002	1,000,000	—
Unsecured note payable to a corporation, interest accrues at 10%. Principal and interest due in March 2003	1,300,000	—
Note payable to the Chief Executive Officer. Interest accrues at 10%. Principal and interest due February 2003	1,000,000	—
Note payable to a financial institution, collateralized by certain assets of a director and certain shareholders of the Company. Interest accrues at 1% over prime, with interest payments due monthly and remaining interest and principal due December 2002	686,225	1,375,000
Unsecured notes payable to certain executives and directors of the Company, interest accrues at 13%. Principal and interest due March 31, 2003	1,500,000	2,100,000
Unsecured note payable to a corporation, interest accrues at 15%. Principal and interest due March 2003	1,000,000	1,000,000
Unsecured note payable to a corporation, interest accrues at 9%. Due on demand	600,000	—
Unsecured note payable to the Chief Executive Officer. Interest accrues at 7.5%, payable monthly, with principal installments of $50,000 due on a quarterly basis commencing on June 26, 2002, and maturing on June 26, 2003	150,000	250,000
Unsecured note payable to a corporation in seventy-five monthly installments of principal and interest beginning January 1, 1999. Interest accrues at 9.5%	205,561	226,092

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	March 31,
	2002	2002
(Unaudited)
Unsecured notes payable to individuals, interest accrues at 8%, with interest due monthly	—	138,442
Unsecured notes payable to corporations. Interest ranges from 10% – 15%. Principal and interest generally due in monthly installments	66,108	397,433

Less current portion of notes payable	56,082,447	53,880,300
	55,702,663	50,752,209

Notes payable, less current portion	$379,784	$3,128,091

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

6.	Construction Payables — Property and Equipment

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

Our Going Concern Uncertainty

      Our consolidated financial statements as of fiscal year-end March 31, 2002 were prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our independent auditors have issued a report dated July 12, 2002 stating that our recurring operating losses, negative cash flows, and liquidity deficit raise substantial doubt as to our ability to continue as a going concern. Investors in our securities should review carefully our financial statements and the report of our independent accountants thereon. See “—Liquidity and Capital Resources” below for a description of our plans to mitigate the effect of our going concern uncertainty.

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

      For the three months ended December 31, 2002, approximately 95% of our revenues were generated in the United States. The remainder of our revenues for the same period consisted of non-recurring services billed to NAP of the Americas-Madrid. For the three months ended December 31, 2002 approximately 90% of our total revenues were generated from data center operations. The remainder was substantially related to technology construction work. For the three months ended December 31, 2001 approximately 39% of total revenues were generated from data center operations, approximately 47% was from real estate projects and technology construction work, and approximately 14% was from property and construction management.

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

      Prior to the merger with AmTec, Inc., we were engaged in the development, construction, sale, leasing, management and financing of retail, high rise office complexes, mixed-use projects, condominiums, hotels and government assisted housing. After the merger, we have focused our business on becoming a facilitator of Internet connectivity and provider of Internet infrastructure and managed services. Currently, over 90% of our revenues are derived from peering, colocation and managed services. Development and construction activities are currently focused on build outs of technology facilities.

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

      We own and operate the only carrier-neutral Tier-1 NAP, which is known as the NAP of the Americas, located at 50 NE 9th Street, Miami, Florida 33132, approximately five miles from our corporate headquarters. The NAP of the Americas enables customers to locate equipment next to each other, and provides customers with other managed services. Using the airport analogy again, customers at the NAP of the Americas exchange and redirect Internet and data traffic to different destinations, and purchase various managed services, similar to what happens in air terminals with the provision of fuel, maintenance, spare parts, food, etc.

      During the past few years, the telecommunications and Internet infrastructure industry has come under economic and commercial pressure to restructure and reduce costs. While this uncertain environment has presented us with some challenges that are more fully discussed below, there have been some positive effects for us resulting from the current industry situation. For example, as many telecom and Internet companies have been forced to reduce their overhead, the market of talented employees available to us has increased. As a result, we have been able to build a robust operations and engineering team, thereby reducing our reliance on third party vendors and consultants.

      Another positive side effect of the industry downturn is that many telecommunications carriers have discontinued plans to build their own data centers to provide high quality colocation space for their customers. This retrenchment, however, did not reduce their need to present their customers with competitive offerings that include highly conditioned, carrier-grade colocation facilities. We built the NAP of the Americas specifically to address the needs of these telecommunications and enterprise customers and to provide them with an alternative to making these expenditures. Consequently, we believe that the NAP of the Americas has become an attractive solution for these telecommunications carriers because it provides a carrier-neutral forum for these companies to sell their connectivity and still maintain direct relationships with their end-user customers. Therefore, although our significant investment in the NAP of the Americas has placed burdens on our financial resources, we believe that our strategy will be successful.

Strategy

      The NAP of the Americas is neither a traditional data center, nor a traditional NAP. It combines exchange point services (to facilitate peering), carrier-grade colocation space and managed services. Our strategy is to leverage our experience as the owner and operator of the NAP of the Americas to develop and operate TerreNAPSM Data Centers, primarily in Europe and Latin America. TerreNAPSM Data Centers provide exchange point services (for peering or transit), colocation and managed services to carriers, Internet Service Providers, other Internet companies and enterprises. We intend to use our 20 years of experience in dealing with Latin America, the know-how gained through our designing, engineering, building and operating the NAP of the Americas and the expertise of our employees, many of whom were formerly executives with GTE, Nortel, AT&T, BellSouth and Telcordia, for example, to roll out additional TerreNAPSM Data Centers in our target markets.

      The NAP of the Americas provides the following value proposition to our customers:

•	Carrier-neutrality: Carriers and other customers are willing to locate their equipment within our facility because we neither discriminate nor give preference to any individual or group of customers. Locating equipment at a NAP is known as “colocation.”

•	Connectivity: Our customers can access any of the more than 50 network providers present at the NAP.

•	“Zero-Mile” Access: Because the NAP provides carrier-grade colocation space directly adjacent to the point at which the traffic is exchanged, there is effectively “zero” distance between the peering point and customers’ equipment, which reduces points of failure and cost and increases efficiency.

•	The NAP’s Service Level Agreements: Our agreements with our customers guarantee continuous uninterrupted power availability and environmental stability.

•	Lower Costs And Increased Efficiency: The combination of these attributes helps our customers reduce their total costs of providing services to their customers by eliminating local loop charges to connect their facility to the peering point, backhaul charges to and from connecting points, and the cost of redundancy to mitigate risks associated with increased points of failure along these routes.

      We expect that TerreNAP Data Centers that we deploy in Latin America and Europe will reflect these same characteristics.

      In February 2002, we entered into an agreement with Fundacao de Amparo a Pesquisa do Estado de Sao Paulo, the research foundation for the State of Sao Paulo, to operate and manage the NAP created by FAPESP, which we have renamed the NAP do Brasil. Pursuant to the twenty year agreement, FAPESP turned over the exchange point to Terremark, which we intend to enhance and intend to move to new facilities modeled after the operational design of the NAP of the Americas within the next 12 months. Pre-existing FAPESP customers have the right to continue to receive services at the then existing levels without payment until February 2004. FAPESP will receive 6% of the revenue generated by the enhanced NAP do Brazil for the first five years of operation, 5% during the following five years, and 1% during the last ten years. The term may be extended for an additional ten-year period, during which FAPESP would again receive 1% of the revenues. See “Our Model” section.

      In June 2002, we entered into an exclusive agreement with the Comunidad Autonoma de Madrid to develop and operate carrier-neutral network access points in Spain. As part of that agreement, the parties formed NAP de las Americas — Madrid S.A. to own and operate carrier-neutral NAPs in Spain, modeled after the NAP of the Americas. The shareholders in this new company are the Instituto Madrileno de Desarrollo — IMADE, the Camara Oficial de Comercio e Industria de Madrid, Red Electrica Telecomunicaciones, S.A., Telvent Desarrollos S.A., a subsidiary of Abengoa S.A., and Centro de Transportes de Coslada, S.A. At the time the NAP de las Americas — Madrid S.A. was formed we owned 1% of its equity, which we subsequently increased to 10%. We have the option to purchase up to another 30% of the shares owned by the Comunidad and the Camara at cost, plus LIBOR. We provided the technical and operational know-how for the development of an interim NAP which became operational in July 2002. Based on our expertise in designing, engineering, constructing and operating Tier-1 carrier-neutral NAPs, we will work with NAP de Las Americas — Madrid S.A. to select a permanent site, design the Madrid NAP and operate the business going forward. During the nine months ended December 31, 2002, we recognized approximately $380,000 in revenues from services billed to the NAP de Las Americas — Madrid S.A. See “Our Model” section.

      When these facilities in Brazil and Madrid are operational, we will have TerreNAP Data Centers at the major crossroads of Internet traffic. Miami, the home of the NAP of the Americas, is ranked by Telegeography, researcher and publisher of international telecom statistics, in its Packet Geography 2002 as the number one International Internet Hub City for Latin America and the Caribbean. Sao Paulo, where NAP do Brasil is located, is ranked second and Madrid is the eighteenth of the Top 50 International Internet Hub Cities in the world. We believe the Madrid NAP will also benefit from Madrid’s strategic geographic location by serving as an Internet gateway to the European Union, North Africa and the Americas.

      We continue to explore other locations and have targeted Mexico as another prospective hub city in Latin America.

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

     Customers

      Our customer contracts have terms of between two years and ten years, with an average of five years. Our customer contracts do not allow for early termination before the stated maturity date and typically provide for penalties if they are cancelled prior to their expiration. Latin American Nautilus USA Inc. and Progress Telecom accounted for approximately $940,000 or 13.36% and $736,000 or 10.45% of data center revenues for the nine months ended December 31, 2002. Latin American Nautilus USA Inc. and Progress Telecom accounted for approximately $312,000 or 17.60% and $262,000 or 14.77% of data center revenue for the three months ended December 31, 2002.

Results of Operations

     Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

      Revenue. Total revenue increased $1.1 million to $2.8 million for the three months ended December 31, 2002.

      Data center revenue increased $1.9 million from $0.7 million for the three months ended December 31, 2001 to $2.6 million for three months ended December 31, 2002. Revenues consisted of recurring revenues of $2.1 million and $647,000, respectively, for the three months ended December 31, 2002 and 2001, primarily from charges for colocation, power, peering and some managed services. Non-recurring revenues were $486,000 and $31,000, respectively, for the three months ended December 31, 2002 and 2001, primarily related to managed services and the recognized portion of deferred installation revenue. Installation fees are recognized ratably over the term of the contract. The increase in revenues was primarily the result of an increase in orders from existing customers and growth in our deployed customer base from 56 customers as of September 30, 2002 to 63 customers as of December 31, 2002. We anticipate an increase in revenues from colocation, power and peering and revenues from managed services as we add more customers to the NAP of the Americas, sell additional services to existing customers and introduce new products and services.

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

      Data Center Operations Expenses — Excluding Depreciation. Data center operations expenses decreased $1.2 million, or 30.0%, from $4.0 million for the three months ended December 31, 2001 to $2.8 million for the three months ended December 31, 2002. The decrease was attributable to a reduction in rent expense for our NAP facilities. During the comparable period in fiscal year 2002, we incurred rent expense for both the NAP and Interim NAP locations as opposed to only the current NAP location in fiscal year 2003. With the exception of electricity and chilled water, the majority of our operating expenses are fixed in nature. We expect that our costs of electricity and chilled water will increase in the future as more customers utilize the NAP of the Americas.

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

      On October 15, 2002, we entered into a joint venture agreement to develop and operate a HIPPA compliant network access point at our facilities in Miami, Florida. We acquired a 10% interest in, MedNAP L.L.C., the joint venture company, by issuing a $1.0 million promissory note. As the joint venture was not fully funded by December 31, 2002, we determined that our joint venture interest was impaired.

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

      Data center revenue increased $5.7 million from $1.3 million for the nine months ended December 31, 2001 to $7.0 million for nine months ended December 31, 2002. Revenues consisted of recurring revenues of $5.8 million and $1.3 million respectively, for the nine months ended December 31, 2002 and 2001, primarily from charges for colocation, power, peering and some managed services. Non-recurring revenues were $1.3 million and $46,206, respectively, for the nine months ended December 31, 2002 and 2001, primarily related to managed services and the recognized portion of deferred installation revenue. Installation fees are recognized ratably over the term of the contract. The increase in revenues was primarily the result of an increase in orders from existing customers and growth in our deployed customer base from 40 customers as of March 31, 2002 to 63 customers as of December 31, 2002.

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

      Data Center Operations Expenses — Excluding Depreciation. Data center operations expenses increased $0.5 million, or 6.2%, from $8.1 million for the nine months ended December 31, 2001 to $8.6 million for the six months ended December 31, 2002. The increase was attributable to the operation of the NAP for nine months in fiscal 2003 versus six months for the comparable period in the prior year. This increase was partially offset by decreases in rent expense and in expenses during the three months ended December 31, 2002. Data center operations consist mainly of rent, operations personnel, electricity, chilled water and security services. With the exception of electricity and chilled water, the majority of these expenses are fixed in nature. We expect that our costs of electricity and chilled water costs will increase in the future as more customers utilize the NAP of the Americas.

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

      General and Administrative Expenses. General and administrative expenses decreased by $2.4 million, or 20.0%, from $12.0 million for the nine months ended December 30, 2001 to $9.6 million for the nine months ended December 31, 2002. This decrease is attributable to the decrease in our personnel and corporate infrastructure related to non-core assets. The number of employees whose salaries are included in general and administrative expenses decreased from 63 for the nine months ended December 31, 2001 to 51 for the nine months ended December 31, 2002.

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

      Impairment of Long-Lived Assets. During the nine months ended December 31, 2002 we recorded $350,000 in expected carrying costs through March 2003 for our facility in Santa Clara. The alternatives for this facility are to sublease it or to sell our leasehold interest. In addition, we recorded a $1.0 million impairment related to an investment in MedNAP L.L.C. On October 15, 2002, we entered into a joint venture agreement to develop and operate a HIPPA compliant network access point at our facilities in Miami, Florida. We acquired a 10% interest in, MedNAP L.L.C., the joint venture company, by issuing a $1.0 million promissory note. As the joint venture was not fully funded by December 31, 2002, we determined that our joint venture interest was impaired. During the nine months ended December 31, 2002, we evaluated the carrying value of our remaining long-lived assets and determined that no additional impairment is required. The approximate $2.3 million carrying value at December 31, 2002 in goodwill related to our acquisition of Post Shell could be impaired in future periods if we are unable to obtain anticipated future construction contracts. We also evaluated the carrying value of our Technology Center of the Americas, LLC (“Tecota”) promote interest and determined that no additional impairment is required. The approximate $900,000 carrying value at December 31, 2002 of intangible assets related to our TECOTA promote interest could be impaired in future periods if TECOTA is unable to obtain additional tenants.

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

      Our main source of liquidity as of December 31, 2002 is cash and cash equivalents amounting to approximately $560,000. The principal use of cash over the next twelve months will be to repay existing liabilities and fund our operations. We plan to extend our debt obligations maturing over the next twelve months and/or obtain additional financing to retire existing debt obligations.

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

      As of February 14, 2003, our monthly cash deficit from operations is approximately $1.8 million. In order to eliminate this current monthly cash deficit from operations, we plan to obtain additional customer contracts by December 31, 2003, which on an annual basis will generate additional revenues of approximately $20 million. Our required revenues are based on existing contracts and expected future contracts from potential customers currently in the sales pipeline. We have identified additional potential customers, including the federal, state and local governments, and are actively offering available services to them. However, our projected revenues and planned cash needs depend on several factors, some of which are beyond our control, including the rate at which our services are sold to the government sector and the commercial sector, the ability to retain our customer base, the willingness and timing of potential customers outsourcing the housing and management of their technology infrastructure to us, the reliability and cost-effectiveness of our services and our ability to market our services.

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

      On November 8, 2002, CRG, LLC entered into an agreement with Cupertino Electric, Inc. to purchase our entire $18.5 million construction payable to Cupertino. CRG, LLC was created by Mr. Christian Altaba, one of our shareholders, for the purpose of buying our debt from Cupertino Electric and Kinetics. None of the participants in CRG were or currently are our officers or directors. There is no affiliation between CRG and Cupertino or Kinetics. CRG is managed by Mr. Altaba. Under the terms of the agreement, CRG was to pay Cupertino $8.4 million for the $18.5 million of our debt. On November 11, 2002, we entered into an agreement with CRG that provides us the option, upon the closing of the purchase of our debt by CRG from Cupertino, to repay the entire debt at a discount by either issuing shares of our common stock valued at $0.75 per share or making a cash payment. Our option must be exercised simultaneously with the closing of CRG’s purchase of our debt from Cupertino. CRG and Cupertino have extended the closing of their transaction to March 31, 2003. If the purchase by CRG of our debt from Cupertino closes on or before March 31, 2003, we may choose to pay $9.9 million in cash or issue 24,666,667 shares. Given our capital constraints, we expect that we will issue the 24,666,667 shares which would amount to 9.6% of our total shares outstanding as of February 11, 2003.

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

      On December 5, 2002, CRG, LLC entered into an agreement with Kinetics Mechanical Services, Inc. and Kinetics Systems Inc. to purchase our entire $4.1 million construction payable to Kinetics Mechanical Services, Inc. and Kinetics Systems Inc. Under the terms of the agreement, CRG was to pay Kinetics Mechanical Services and Kinetics Systems $1.9 million for the $4.1 million of our debt. On December 5, 2002, we entered into an agreement with CRG that provides us the option, upon the closing of the purchase of the debt by CRG from Kinetics Mechanical Services, Inc. and Kinetics Systems Inc., to repay the entire debt at a discount by either issuing shares of our common stock valued at $0.75 per share or making a cash payment. Our option must be exercised simultaneously with the closing of CRG’s purchase of the debt from Kinetics Mechanical Services, Inc. and Kinetics Systems Inc. CRG and Kinetics

subsequently extended the closing of their transaction to March 31, 2003. If the purchase by CRG of our debt from Kinetics closes on or before March 31, 2003, we may choose to pay $2.4 million in cash or issue 5,466,667 shares. Given our capital constraints, we expect that we will issue the 5,466,667 shares which would amount to 2.1% of our total shares outstanding as of February 11, 2003.

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

      On October 30, 2002 we entered into an agreement with Mr. Arturo Ehrlich to assist us in raising capital. We issued warrants to purchase $1.2 million shares of our common stock at $0.75 per share to Mr. Ehrlich together with a cash payment of $180,000 as an advance for future capital raised. Mr. Ehrlich is a director of a corporation which lent us $3.0 million in October 2002.

      In May 2001, we issued 294 shares of Series H redeemable convertible preferred stock for $500,000. The preferred stock provides for a preferential annual dividend of $102 per share and is initially convertible into 294,000 shares of common stock. The preferred stock is redeemable at $1,700 per share plus unpaid dividends at the request of the holder on June 1, 2005.

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

	Capital Lease	Operating	Notes	Convertible
	Obligations	Leases	Payable(1)	Debt	Total

2003	$2,058,433	$6,030,218	$55,702,663	$14,905,000	$78,696,313
2004	1,164,225	6,015,977	270,223		7,450,425
2005	229,023	5,688,754	48,000		5,965,777
2006	10,951	5,588,096	48,000	—	5,647,047
2007	8,326	5,367,928	13,561	—	5,389,815
Thereafter	—	71,743,183	—	—	71,743,184

	$3,470,958	$100,434,156	$56,082,447	$14,905,000	$174,892,561

(1)	Included in the 2003 notes payable is our $44.0 million credit facility with Ocean Bank. Although this facility matures during September 2003, we have the option to exercise two six-month extension periods each at a cost of 0.5% of the principal balance outstanding and a principal repayment of $2.5 million. During each extension period, a $250,000 monthly principal repayment plus interest is due.

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

Item 4.	Controls and Procedures.

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

PART II.     OTHER INFORMATION

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

José A. Segrera
Chief Financial Officer (Principal
Accounting Officer)