Form 10-Q
period 2003-06-30
TERREMARK WORLDWIDE INC
filed 2003-08-14
CIK 912890

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from __________ to __________


                         Commission file number 0-22520

                            TERREMARK WORLDWIDE, INC
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                            52-1981922
-------------------------------                              ----------------
(State or Other Jurisdiction of                              (I.R.S. Employer
         Incorporation                                      Identification No.)
        or Organization)

                  2601 S. Bayshore Drive, Miami, Florida 33133
--------------------------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

               Registrant's telephone number, including area code:
                                 (305) 856-3200

                             ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b of the Exchange Act. Yes [ ] No [ X ] The registrant had 306,473,699 shares of common stock, $0.001 par value, outstanding as of July 30, 2003.

================================================================================

                                TABLE OF CONTENTS

PART I        FINANCIAL INFORMATION

ITEM 1        Financial Statements

              Condensed Consolidated Balance Sheets as of June 30, 2003 (unaudited) and March 31, 2003

              Condensed Consolidated Statements of Operations for the Three Months ended June 30, 2003 and 2002 (unaudited)

              Condensed Consolidated Statement of Changes in Stockholder's Deficit for the Three Months Ended June 30, 2003 (unaudited)

              Condensed Consolidated Statements of Cash Flows for the Three Months ended June 30, 2003 and 2002 (unaudited)

              Notes to Condensed Consolidated Financial Statements (unaudited)

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3        Quantitative and Qualitative Disclosures About Market Risk

ITEM 4        Controls and Procedures

PART II       OTHER INFORMATION

ITEM 6        Exhibits and Reports on Form 8-K

SIGNATURES

Item 1. Financial Statements


Terremark Worldwide, Inc. and Subsidiaries
Condensed Consolidated Financial Statements
June 30, 2003

Terremark Worldwide, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
--------------------------------------------------------------------------------



                                                                                      June 30,              March 31,
                                                                                        2003                  2003
                                                                                    -------------         -------------
                                                                                     (unaudited)
             Assets

Current assets:
Cash and cash equivalents                                                           $   5,361,770         $   1,408,190
Accounts receivable, net of allowance for doubtful accounts of
    $128,211 and $120,340                                                                 686,856               494,736
Contracts receivable                                                                       20,370                29,204
                                                                                    -------------         -------------
      Total current assets                                                              6,068,996             1,932,130

Investment in unconsolidated entities, net                                                826,005               827,667
Restricted cash                                                                           777,965               768,905
Property and equipment, net                                                            53,409,689            54,482,964
Other assets                                                                            2,838,810             1,589,977
Goodwill                                                                                9,999,870             9,999,870
                                                                                    -------------         -------------
      Total assets                                                                  $  73,921,335         $  69,601,513
                                                                                    =============         =============

             Liabilities and Stockholders' Deficit

Current liabilities:
Current portion of notes payable (includes $3,853,564 and $138,000 due to
    related parties)                                                                $   9,341,672         $   1,464,963
Construction payables                                                                     528,270            22,012,162
Accounts payable and accrued expenses                                                   5,948,182             8,434,373
Current portion of capital lease obligations                                            2,203,427             2,477,467
Interest payable                                                                          807,967             4,492,805
Net liabilities of discontinued operations                                              1,185,927             1,199,531
Convertible debt                                                                               --               900,000
                                                                                    -------------         -------------
      Total current liabilities                                                        20,015,445            40,981,301

Notes payable, less current portion (includes $32,816,149 and $4,100,000 due
    to related parties)                                                                32,915,166            56,174,938
Convertible debt, with a face value of 38,880,000 and $14,005,000
    (includes $3,650,000 and $3,450,000 due to related parties)                        29,832,381            14,005,000
Deferred rent                                                                           2,885,534             2,610,623
Capital lease obligations, less current portion                                           732,646               762,470
Deferred revenue                                                                          974,064               971,150
                                                                                    -------------         -------------
      Total liabilities                                                                87,355,236           115,505,482
                                                                                    -------------         -------------
Commitments and contingencies

Series H redeemable convertible preferred stock: $.001 par value, 294
    shares issued and outstanding                                                         564,226               556,729
                                                                                    -------------         -------------

Series G convertible preferred stock: $.001 par value,
    20 shares issued and outstanding                                                            1                     1
Common stock: $.001 par value, 400,000,000 shares authorized;
    306,462,365 and 256,276,864 shares issued                                             306,462               256,277
Paid in capital                                                                       198,319,375           169,204,208
Accumulated deficit                                                                  (211,394,325)         (214,324,140)
Common stock warrants                                                                   2,224,985             1,857,581
Common stock options                                                                    1,545,375             1,545,375
Note receivable - related party (Note 5)                                               (5,000,000)           (5,000,000)
                                                                                    -------------         -------------
      Total stockholders' deficit                                                     (13,998,127)          (46,460,698)
                                                                                    -------------         -------------
      Total liabilities and stockholders' deficit                                   $  73,921,335         $  69,601,513
                                                                                    -------------         -------------




              The accompanying notes are an integral part of these
                       consolidated financial statements.

Terremark Worldwide, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
--------------------------------------------------------------------------------


                                                                          For the three months
                                                                              ended June 30,
                                                                    -------------------------------------
                                                                        2003                2002
                                                                    -------------           -------------
                                                                                 (Unaudited)
Revenues
    Data center                                                     $   3,010,615           $   2,059,128
    Data center - contract termination fee                                291,537               1,090,638
    Development, commission and construction fees                          41,081                  17,604
    Management fees                                                        64,269                  82,545
    Construction contracts                                                 33,695               1,932,969
                                                                    -------------           -------------
        Operating revenues                                              3,441,197               5,182,884
                                                                    -------------           -------------

Expenses
    Data center operations, excluding depreciation                      2,556,550               3,094,680
    Construction contract expenses, excluding depreciation                 46,456               1,833,509
    General and administrative                                          2,645,782               3,285,921
    Sales and marketing                                                   772,318                 769,606
    Depreciation and amortization                                       1,184,029               1,231,244

                                                                    -------------           -------------
        Operating expenses                                              7,205,135              10,214,960
                                                                    -------------           -------------
    Loss from operations                                               (3,763,938)             (5,032,076)
                                                                    -------------           -------------

Other income (expense)
    Gain on debt restructuring                                          8,475,000                      --
    Interest expense                                                   (1,832,070)             (3,015,627)
    Dividend on preferred stock                                            (7,497)                 (7,497)
    Interest income                                                        23,255                  28,865
    Other                                                                  35,065                  53,916
                                                                    -------------           -------------
        Total other income (expenses)                                   6,693,753              (2,940,343)
                                                                    -------------           -------------

    Income (loss) before income taxes                                   2,929,815              (7,972,419)

Income taxes                                                                   --                      --
                                                                    -------------           -------------
Net income (loss)                                                   $   2,929,815           $  (7,972,419)
                                                                    -------------           -------------

Basic and diluted net income (loss) per common share:               $        0.01           $       (0.04)
                                                                    -------------           -------------

    Weighted average common shares outstanding                        289,886,832             204,524,008
                                                                    -------------           -------------





              The accompanying notes are an integral part of these
                       consolidated financial statements.

Terremark Worldwide, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Deficit
--------------------------------------------------------------------------------



                                                               Stockholders' Deficit (Unaudited)
                              ----------------------------------------------------------------------------------------------------
                                           Common Stock
                                          Par Value $.001
                                          -----------------     Additional     Common      Common
                               Preferred   Issued                 Paid-in        Stock      Stock     Note Receivable    Retained
                                 Stock     Shares     Amount      Capital       Warrants    Options    Related Party      Deficit
                               --------- ----------  --------- -------------   ----------- ---------- -------------   -------------

Balance at March 31, 2003          1    256,276,864  $256,277    $169,204,208  $1,857,581  $1,545,375   $(5,000,000)  $(214,324,140)

Conversion of debt                --     50,133,334     50,133     23,449,867          --          --            --              --
Exercise of stock options         --         42,667         43         21,777          --          --            --              --
Warrants issued                   --             --         --       (177,750)    397,950          --            --              --
Exercise of warrants              --          9,500          9          8,521      (3,971)         --            --              --
Warrants expired                  --             --         --         26,575     (26,575)         --            --              --
Beneficial conversion
  feature on issuance
  of convertible debentures       --             --         --      9,500,000          --          --            --              --
Subscription receivable
  (Note 7)                        --             --         --     (3,713,823)         --          --            --              --
Net income                        --             --         --             --          --          --            --       2,929,815
                               -----    -----------  ---------   ------------  ----------  ----------   -----------   -------------
Balance at June 30, 2003           1    306,462,365  $ 306,462   $198,319,375  $2,224,985  $1,545,375   $(5,000,000)  $(211,394,325)
                               =====    ===========  =========   ============  ==========  ==========   ===========   =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

Terremark Worldwide, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------



                                                                             For the three months ended
                                                                                       June 30,
                                                                                      (Unaudited)
                                                                           -----------------------------------
                                                                              2003                  2002
                                                                           ------------           ------------
Cash flows from operating activities:
    Net income (loss)                                                      $  2,929,815           $ (7,972,419)
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities
        Depreciation and amortization                                         1,184,029              1,240,501
        Amortization of beneficial conversion feature on issuance
           of convertible debentures                                            452,381                     --
        Amortization of loan costs                                               33,705                232,272
        Provision for bad debt                                                    7,871                     --
        Dividend on preferred stock                                               7,497                  7,497
        Gain on debt restructuring                                           (8,475,000)                    --
        (Increase) decrease in:
           Accounts receivable                                                 (199,991)               597,951
           Contracts receivable                                                   8,834                848,415
           Other assets                                                      (1,089,264)              (512,618)
        Increase (decrease) in:
           Accounts payable and accrued expenses                             (2,486,191)                59,105
           Interest payable                                                  (2,687,181)               698,371
           Deferred revenue                                                       2,914                 12,770
           Net assets/liabilities of discontinued operations                    (13,604)                85,552
           Deferred rent                                                        274,911                292,813
                                                                           ------------           ------------
             Net cash used in operating activities                          (10,049,274)            (4,409,790)
                                                                           ------------           ------------
Cash flows from investing activities:
    Restricted cash                                                              (9,060)               (11,332)
    Purchase of property and equipment                                          (83,828)              (650,226)
    Investment in unconsolidated entities                                         1,662               (228,182)
                                                                           ------------           ------------
             Net cash used in investing activities                              (91,226)              (889,740)
                                                                           ------------           ------------
Cash flows from financing activities:
    (Payments) borrowings of construction payables                              118,451             (2,133,154)
    New borrowings                                                              750,000              2,181,221
    Payments on loans                                                        (1,290,723)              (436,870)
    Issuance of convertible debt                                             15,836,177                     --
    Payments on convertible debt                                             (1,025,000)
    Payments under capital lease obligations                                   (303,864)              (254,594)
    Exercise of stock options and warrants                                        9,039                     --
    Sale of common stock and warrants                                                --              7,591,000
                                                                           ------------           ------------
             Net cash provided by financing activities                       14,094,080              6,947,603
                                                                           ------------           ------------
Net increase in cash and cash equivalents                                     3,953,580              1,648,073

Cash and cash equivalents at beginning of period                              1,408,190                283,078
                                                                           ------------           ------------
Cash and cash equivalents at end of period                                 $  5,361,770           $  1,931,151
                                                                           ============           ============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2003
--------------------------------------------------------------------------------

1.       Business and organization

         Terremark Worldwide, Inc. (together with its subsidiaries, the "Company") operates facilities at strategic locations around the world from which the Company assists users of the Internet and large communications networks in communicating with other users and networks. The Company's primary facility is the NAP of the Americas, a carrier-neutral Tier-1 network access point ("the NAP") in Miami, Florida. The NAP provides exchange point, colocation and managed services to carriers, Internet service providers, network service providers, government entities, multinational enterprises and other end users. The Company's strategy is to leverage its concentration of connectivity and carrier-neutral status to sell services to customers within and outside of the Company's TerreNAP Data Centers.

         On April 28, 2000, the predecessor to the Company, Terremark Holdings, Inc. (THI) merged with and into AmTec, Inc., a publicly traded international telecommunications and services company. For accounting purposes the merger was treated as a reverse acquisition with the Company being the acquirer. As a result, historical information is that of THI.

         Prior to the merger with AmTec, the Company was engaged in the development, sales, leasing, management and financing of retail, high-rise office buildings, mixed-use projects, condominiums, hotels and government-assisted housing. The Company was also involved in a number of ancillary businesses that complemented its development operations. Specifically, the Company engaged in offering financial services, property management, construction management, condominium hotel management, residential and commercial leasing brokerage, and advisory services. By March 31, 2002, the Company exited non-core real estate activities, real estate development, property management, financing and the ancillary businesses that complimented these real-estate development operations. The Company's remaining real estate activities include technology construction work and management of the properties where the NAP of the Americas is located.

2.       Liquidity

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities and commitments in the normal course of business. From the time of the merger through June 30, 2003, the Company has incurred net operating losses of approximately $199.7 million, including approximately $82.6 million of losses related to discontinued operations. The Company's cash flows from operations for the three months ended June 30, 2003 and 2002 were negative and the working capital deficit was approximately $14.0 million and $39.0 million as of June 30, 2003 and March 31, 2003, respectively. Due to recurring losses from operations and the lack of committed sources of additional debt or equity to support working capital deficits, substantial doubt exists about the Company's ability to continue as a going concern.

         Historically, the Company has met its liquidity needs primarily through obtaining additional debt financing and the issuance of equity interests. Some of the debt financing was either provided by or guaranteed by Manuel D. Medina, the Company's Chief Executive Officer and Chairman of the

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements-Continued
June 30, 2003
--------------------------------------------------------------------------------


Board of Directors. In prior periods, the Company also shut down or disposed of non-core operations and implemented expense reductions to reduce the Company's liquidity needs.

         Based on customer contracts signed as of July 31, 2003, the Company's monthly cash deficit from operations is approximately $1.2 million. In order to eliminate this monthly cash deficit from operations, the new monthly revenues required range from $1.8 million to $2.8 million. This range of new revenue depends on the mix of the services sold and their corresponding margin. The Company's required revenues are based on existing contracts, including those recently announced with the U.S. Government and enterprises, and expected future contracts from potential customers currently in the sales pipeline. The Company has identified potential customers, including the federal, state and local governments, and is actively offering available services to them. However, the Company's projected revenues and planned cash needs depend on several factors, some of which are beyond the Company's control, including the rate at which its services are sold, the ability to retain its customer base, the willingness and timing of potential customers outsourcing the housing and management of their technology infrastructure to the Company, the reliability and cost-effectiveness of the Company's services and the Company's ability to market its services.

         The majority of the Company's planned operating cash improvement is expected to come from an increase in revenues and cash collections from customers. If the Company fails to achieve planned revenues, it will require additional financing. There can be no assurances that additional financing will be available, or that, if available the financing will be obtainable on terms acceptable to the Company or that any additional financing would not be substantially dilutive to existing shareholders. If the Company needs to obtain additional financing and fails to do so, it may have a material adverse effect on the Company's ability to meet financial obligations and operate as a going concern.

3.       Summary of significant accounting policies

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for complete annual financial statements. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair presentation of the results for the interim periods presented. Operating results for the quarter ended June 30, 2003 may not be indicative of the results that may be expected for the year ending March 31, 2004. Amounts as of March 31, 2003, included in the condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date.

         These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2003.

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements-Continued
June 30, 2003
--------------------------------------------------------------------------------

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

Significant concentrations

         One customer accounted for approximately $384,000 of data center revenues for the three months ended June 30, 2003. Three customers accounted for approximately $208,000, $233,000 and $211,000 in data center revenues for the three months ended June 30, 2002.

Stock-Based Compensation

         The Company uses the intrinsic value-based method to account for its employee stock-based compensation plans. Under this method, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's shares and the exercise price of the option.

         The Company has adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of SFAS No. 123". The following table presents what the net loss and net loss per share would have been had the Company adopted SFAS No. 123 (in thousands, except per share data):



                                                                      For the three months ended June 30,
                                                                     ------------------------------------
                                                                         2003                   2002
                                                                     -------------          -------------
Net income (loss) applicable to common shares - as reported          $   2,929,815          $  (7,972,419)
                                                                     =============          =============
Net income (loss) applicable to common shares - proforma             $   2,399,651          $  (8,670,399)
                                                                     =============          =============
Income (loss) per common share - as reported                         $         .01          $        (.04)
                                                                     =============          =============
Income (loss) per common share - proforma                            $         .01          $        (.04)
                                                                     =============          =============



Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements-Continued
June 30, 2003
--------------------------------------------------------------------------------

         The Company's fair value calculations for employee grants were made using the Black-Scholes option pricing model with the following weighted average assumptions:



                                                                2003                 2002
                                                            -------------        -------------
         Risk-free rate.................................... 2.14% - 2.90%        4.34% - 4.84%
         Volatility.........................................     155%             135% - 155%
         Expected life....................................     5 years              5 years
         Expected dividends.............................          0%                   0%



Beneficial conversion feature

         When the Company issues debt which is convertible into common stock at a discount from the common stock market price at the date the debt is issued, the Company recognizes a beneficial conversion feature for the difference between the closing price and the conversion price multiplied by the number of shares issuable upon conversion. The beneficial conversion feature is presented as a discount to the related debt with an offsetting amount increasing additional paid in capital. The discount is amortized as additional interest expense from the date the debt is issued to the date it first becomes convertible.

Recent accounting standards

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires that an issuer classify financial instruments which are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The impact of the Company's adoption of SFAS 150 on its consolidated financial statements will be to increase liabilities and decrease mezzanine by amounts underlying its outstanding Series H redeemable preferred stock, which will be reclassified.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company's management does not believe the adoption of SFAS No. 149 will have a material impact on our results of operations and consolidated financial statements.

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements-Continued
June 30, 2003
--------------------------------------------------------------------------------

         In March 2003, the FASB reached a consensus on Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". The consensus provides guidance on the accounting for multiple element revenue arrangements. It also provided guidance on how to separate multiple element revenue arrangements into its separate units of accounting and how to measure and allocate the arrangement's total consideration to each unit. The effective date of EITF 00-21 is for revenue arrangements entered into in fiscal periods (interim or annual) beginning after June 15, 2003. Early application is permitted. The Company does not expect the adoption of EITF 00-21, effective July 1, 2003, to have a material effect on its financial statements.

         In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation provides guidance for determining a primary beneficiary period. The effective date of FIN 46 is the first interim period beginning after June 15, 2003 for variable interest entities acquired before February 1, 2003 and immediately to variable interest entities created after January 31, 2003. NAP de las Americas-Madrid S.A. may be a variable interest entity in accordance with FIN 46. The Company's maximum related exposure to loss is approximately $500,000 at June 30, 2003. The Company does not expect the adoption of FIN 46, effective beginning on July 1, 2003, to have a material effect on its financial statements.

         In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." For guarantees issued or modified after December 31, 2002, a liability will be recognized for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements were effective for interim and annual financial statements for periods ending after December 15, 2002. FIN 45 may impact the Company's financial position or results of operations in subsequent periods, if existing guarantees are modified.

         In April 2002, the FASB approved FASB Statement No. 145 (SFAS 145), Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. In addition to rescinding SFAS 4, 44, and 64 and amending SFAS 13, SFAS 145 establishes a financial reporting standard for classification of extinguishment of debt in the financial statements in accordance with APB 30. SFAS 145 is effective for the Company's fiscal year ended March 31, 2004. Management does not expect the adoption of SFAS 145 to have a material effect on the Company's financial position. However, SFAS 145 had an impact the presentation of the results of operations for the quarter ended June 30, 2003 (see Note 5).

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements-Continued
June 30, 2003
--------------------------------------------------------------------------------

5.       Notes payable

         Notes payable consist of the following:



                                                                                         June 30,             March 31,
                                                                                           2003                 2003
                                                                                        -----------          -----------
                                                                                        (unaudited)
Notes payable to third parties:

Note payable to Ocean Bank, collateralized by substantially all assets of the
NAP of the Americas and a personal guaranty of the Chief Executive Officer. On
April 30, 2003, the note payable to Ocean Bank was reclassified to
"Notes Payable to Related Parties"                                                     $        --          $43,974,553

Unsecured notes payable to a corporation, interest accrues
at 10%. Principal and interest due April 1, 2004. On April 30, 2003,
$1,000,000 was converted to convertible debt (Note 7).                                    3,300,000            4,450,000

Unsecured note payable to a corporation, interest accrues at
15%. Principal and interest due on April 1, 2004.                                         1,000,000            1,000,000

Unsecured notes payable, interest ranges from 10% to 15%. Principal
and interest due between September 2003 and March 2005.                                     869,947              291,669

Note payable to a corporation, collateralized by
certain assets of a director and certain shareholders of the Company
Interest accrues at 1% over prime, due on December 31, 2003.                                417,178              667,178

Unsecured note payable to a corporation, interest accrues at
9%. Due on demand.                                                                               --              518,501

Unsecured note payable to a corporation, interest accrues at 10%
Principal and interest due on May 30, 2003. On April 30, 2003,
amount was converted to convertible debt (Note 7).                                               --            1,500,000

Unsecured notes payable to individuals, interest accrues at 10%
Principal and interest due on March 31, 2003. On April 30, 2003,
amounts were converted to convertible debt (Note 7).                                             --            1,000,000

                                                                                        -----------          -----------
    Total notes payable to third parties                                                  5,587,125           53,401,901
                                                                                        -----------          -----------

Notes payable to related parties:

Note payable to Ocean Bank, collateralized by substantially all assets of the
NAP of the Americas and a personal guaranty of the Chief Executive Officer
Amount includes $5.3 million of gain on debt restructuring to be amortized
monthly to reduce interest expense over the life of the remaining debt.                  34,287,053                   --



Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements-Continued
June 30, 2003
--------------------------------------------------------------------------------


                                                                                         June 30,             March 31,
                                                                                           2003                 2003
                                                                                        -----------          -----------
                                                                                        (unaudited)
Unsecured note payable to a corporation controlled by a
shareholder, interest accrues at 15%. Principal and interest due on
April 1, 2004.                                                                              1,600,000            1,600,000

Unsecured notes payable to certain executives and directors
of the Company and third party corporations, interest
accrues at 13%. Principal and interest is due April 1, 2004. On April
30, 2003, $700,000 was converted to convertible debt (Note 7).                                782,660            1,500,000

Note payable to the Chief Executive Officer.  Interest accrues at 10%.  Principal and interest due on June 30, 2003. In April 30, 2003,
amount was converted to convertible debt (Note 7).                                                 --            1,000,000

Unsecured note payable to the Chief Executive Officer. Interest accrues at 7.5%, payable monthly, with principal installments of $50,000 due on a quarterly basis
commencing on June 26, 2002, and maturing on June 26, 2003.                                        --              100,000

Unsecured note payable to a shareholder, interest accrues
at 10%. Due on demand.                                                                             --               38,000

                                                                                          -----------          -----------
    Total notes payable to related parties                                                 36,669,713            4,238,000
                                                                                          -----------          -----------

                                                                                           42,256,838           57,639,901

Less: current portion of notes payable                                                      9,341,672            1,464,963
                                                                                          -----------          -----------
Notes payable, less current portion                                                       $32,915,166          $56,174,938
                                                                                          ===========          ===========


         On September 5, 2001, the Company closed on a $48 million credit facility from Ocean Bank. During August 2002, the Company modified the credit facility. Under the modified terms, the initial maturity date was extended to September 2003 and the Company had the option to exercise two six-month extension periods. At closing, the total amount of the credit facility was disbursed except for approximately $6.6 million that was held as an interest reserve. Through June 2002, the interest reserve was disbursed monthly to make interest payments. The amendment reduced the annual interest rate to 7.50%. The Company commenced making monthly interest payments in July 2002. All other material provisions of the credit facility remained unchanged. To obtain the original loan, the Company paid a $720,000 commitment fee to the lender. The proceeds of the original credit facility were used to:

o repay a $10 million short-term loan from Mr. Medina, the proceeds of which the Company had used to fund the build out of the NAP of the Americas (Mr. Medina, in turn, used the $10 million to repay a personal $10 million short-term loan from Ocean Bank);

o repay $3.5 million of debt that the Company owed to Ocean Bank under a line of credit personally guaranteed by Mr. Medina;

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements-Continued
June 30, 2003
--------------------------------------------------------------------------------


o pay $1.2 million in loan costs related to the $48 million credit facility (including $720,000 commitment fee); and

o        fund the NAP of the Americas build out costs.

         On April 30, 2003, Ocean Bank revised its loan with the Company by converting, at $.75 per common share, $15.0 million of the outstanding principal balance under the credit facility into 20 million shares of the Company's common stock with an approximate $9.6 million market value and extending the term of the remaining $29.0 million until April 30, 2006. The resulting $5.4 million debt restructuring gain was deferred and recorded in notes payable and is being amortized as reductions in interest expense over the life of the remaining debt. Concurrent with this transaction, the Company paid all past due interest as of March 31, 2003, plus accrued interest through April 28, 2003 totaling approximately $1.6 million and prepaid interest of approximately $900,000. Under the new terms, interest will be payable monthly at an annual stated rate of 5.25% for the first twelve months and 7.5% thereafter.

         The loan is secured by all of the Company's assets and allows for up to a $25 million junior lien position on the assets of its NAP of the Americas, Inc. subsidiary. Mr. Medina has personally guaranteed the loan with Ocean Bank.

         In addition to Mr. Medina's personal guarantee of the loan, and in order to obtain the credit facility, the bank further required Mr. Medina, prior to the bank disbursing funds under the credit facility, to (i) provide a $5.0 million certificate of deposit to the bank as collateral for certain personal loans that Mr. Medina has with the bank and (ii) commit to accelerate the maturity date of those personal loans to December 31, 2001. Subsequent to September 2001, Mr. Medina and the bank changed the maturity date on his personal loans, first to December 31, 2001 and later to July 1, 2002. In the event of the Company's default under the credit facility Mr. Medina also agreed to subordinate any debt that the Company owed to Mr. Medina until the credit facility is repaid in full. Mr. Medina has repaid part of his personal loans to the bank through liquidation of the $5.0 million certificate of deposit in January 2002, leaving an outstanding principal balance of approximately $4.8 million and he exercised his right under such personal loan agreements to extend their maturity date from July 1, 2002 to June 30, 2003. Subsequent to June 30, 2003, Mr. Medina has exercised his option to extend the loan to December 31, 2003 and has made a principal payment of $200,000 resulting in a $4.6 million balance.

         On September 5, 2001 and in consideration of Mr. Medina's agreeing to repay his indebtedness to the bank earlier than otherwise required, pledging the certificate of deposit to the bank and personally guaranteeing the $48 million credit facility and approximately $21 million of construction payables, the Company entered into an amended and restated employment agreement with him. Under the terms of the amended and restated employment agreement, the Company will indemnify Mr. Medina from any personal liability related to his guarantees of the Company's debt, use commercially reasonable efforts to relieve Mr. Medina of all his guarantees of the Company's debt, provide up to $6.5 million of cash collateral to the bank should Mr. Medina be unable to repay the personal loans when due and provide a non interest-bearing $5.0 million loan to Mr. Medina for as long as his guarantees of the Company's debt exist. Mr. Medina and the Company have agreed that the Company has the right to withhold payment to Mr. Medina of the $1,375,000 in convertible debt

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements-Continued
June 30, 2003
--------------------------------------------------------------------------------


held by him until the note to the Company is repaid. The note receivable from Mr. Medina is shown as an adjustment to equity. The $48 million credit facility and the note receivable from Mr. Medina were approved by the Board of Directors.

         Mr. Medina's note to the Company has a maturity date of December 5, 2004 and bears interest subsequent to September 5, 2002 at 2%, the applicable federal rate. Interest is due in bi-annual installments beginning on June 30, 2003. The Company reviews the collectibility of this note on a quarterly basis.

6.       Construction payables

         Construction payables at June 30, 2003 relate to construction of the Company's colocation facility in Santa Clara, California and technology construction work.

         On November 8, 2002, CRG, LLC entered into an agreement with Cupertino Electric, Inc. to purchase the entire $18.5 million construction payable (including accrued interest) owed to Cupertino. On November 11, 2002, the Company entered into an agreement with CRG that provided the Company the option, upon the closing of the purchase of the debt by CRG from Cupertino, to repay the entire debt at a discount by either issuing shares of the Company's common stock valued at $0.75 per share or making a cash payment of $9.9 million.

         On December 5, 2002, CRG, LLC entered into an agreement with Kinetics Mechanical Services, Inc. and Kinetics Systems Inc. to purchase the Company's $4.1 million construction payable (including accrued interest) to Kinetics Mechanical Services, Inc. and Kinetics Systems Inc. On December 5, 2002, the Company entered into an agreement with CRG that provided the Company with the option, upon the closing of the purchase of the debt by CRG from Kinetics Mechanical Services, Inc. and Kinetics Systems Inc., to repay the entire debt at a discount by either issuing shares of the Company's common stock valued at $0.75 per share or making a cash payment of $2.4 million.

         On April 30, 2003, CRG, LLC ("CRG"), an entity newly formed by a shareholder of the Company, completed the purchase, at a discount, of the Company's $22.6 million construction payables (including accrued interest) to Cupertino Electric, Inc., Kinetics Mechanical Services, Inc. and Kinetics Systems Inc., all of which were construction contractors for the NAP of the Americas. At the closing, CRG's purchased construction payables were converted at $.75 per common share into 30,133,334 shares of the Company's common stock with an approximate $14.1 million market value in accordance with the November 11, 2002 and the December 5, 2002 option agreements. As a result of these transactions, the Company recorded a gain on debt restructuring of approximately $8.5 million.

7.       Convertible debt

         On April 30, 2003, the Company issued 10% Subordinated Secured Convertible Debentures (the "Subordinated Debentures") due April 30, 2006 for an aggregate principal amount of $25.0 million. The debentures are convertible into shares of the Company's stock at $0.50 per share. Interest is

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements-Continued
June 30, 2003
--------------------------------------------------------------------------------

payable quarterly beginning July 31, 2003. The debentures were issued in exchange for $10.3 million in cash, $9.5 million in a promissory note due in full May 30, 2003 and $5.2 million of notes payable converted to the Subordinated Debentures. Included in the $5.2 million is $2.0 million of cash received in March 2003 in anticipation of the debenture transaction.

         The maker of the $9.5 million promissory note failed to pay but agreed on June 16, 2003 to assign the note and the debenture to an entity newly formed by the son of a director of the Company. Payments received as of August 14, 2003, aggregated approximately $6.9 and the maturity of the remaining subscription receivable of $2.6 million has been extended from August 15, 2003 to September 15, 2003. Two of the Company's directors have guaranteed payment and performance in accordance with the amended terms of the note. Management believes that collection on the remaining balance is reasonably assured. The $3.7 million of subscription receivable has been presented as an offset to paid in capital. In connection with this transaction, the Company recognized a beneficial conversion feature of $9.5 million, based on the June 16, 2003 measurement date.

         As of June 30, 2003, the Company has outstanding approximately $11,130,000, $2,750,000 and 25,000,000 of 13%, 13.125%, and 10% subordinated convertible debt, respectively. The 13% debt matures on December 31, 2005, the 13.125% debt matures on August 30, 2004 and the 10% debt matures April 30, 2006. The debt is convertible into the Company's stock at a weighted average conversion price of $1.8, $0.61 and $0.50 for the convertible debt issued at 13%, 13.125% and 10%, respectively. Prepayment by the Company is permitted under the 10% debt instrument subsequent to April 30, 2004. Prepayment by the Company is permitted under the 13% and 13.125% debt instruments, but will entitle holders of the 13% subordinated debentures to warrants or a premium over their outstanding principal and interest based upon the following schedule:

                Year                                  Redemption Price
                ----                                  ----------------

                2003                                         103%
                2004                                         102%
                2005                                         100%

8.       Changes to stockholders' deficit

         During the three months ended June 30, 2003, the Company entered into the following equity transactions:

         Common stock

         In June 2003, approximately $4,000 of warrants were converted to 9,500 shares of common stock at $0.48 per share.

         In June 2003, 42,667 shares of common stock were issued in conjunction with the exercise of 36,667 employee stock options at $0.51 and 6,000 employee stock options at $0.52.

         In April 2003, in conjunction with the Ocean Bank debt conversion of $15.0 million in debt to equity, the Company issued 20.0 million shares of common stock at $0.75 per share.

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements-Continued
June 30, 2003
--------------------------------------------------------------------------------


         In April 2003, in conjunction with the CRG transaction whereby $21.6 million in construction payables plus $1.0 million in accrued interest was converted to equity, the Company issued 30.1 million shares of common stock at $0.75 per share.

         Stock warrants

         During the period from March 2001 through June 30, 2003, the Company issued warrants to third parties for services and to facilitate certain debt and equity transactions. The following table summarizes information about stock warrants outstanding as of June 30, 2003:


                                                                                       Estimated
  Issuance                    No. of shares     Exercise       Expiration              Fair Value
    Date                     able to purchase    Price            Date                 at Issuance
  --------                   ----------------   --------       ----------              -----------
June 2003                         300,000        $ 0.50          June 2006               $ 220,200
June 2003                         250,000          0.75          June 2006                 177,750
March 2003                        300,000          0.75          March 2007                110,400
December 2002                     300,000          0.75          March 2007                110,400
October 2002                    1,200,000          0.75         October 2004                90,000
July 2002                         100,000          0.54          July 2005                  20,900
April 2002                        600,000          0.40          March 2007                220,800
June 2001                          13,000          1.72          June 2011                  22,490
January 2002                        9,500          0.48          June 2011                   3,971
March 2001                        300,000          2.00          March 2006                352,200
November 2000                     250,000          2.76        November 2008               394,000
April 2000                        600,000          1.25          March 2004                501,874
                                ---------                                              -----------
     Total                      4,222,500                                              $ 2,224,985
                                =========                                              ===========



9.       Related party transactions

         Due to the nature of the following relationships, the terms of the respective agreements might not be the same as those that would result from transactions among wholly unrelated parties.

         The Company's Chief Executive Officer and other related parties have either provided or guaranteed some of our debt or equity financing. In addition, services are provided to entities in which the Company owns stock.

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements-Continued
June 30, 2003
--------------------------------------------------------------------------------


         Following is a summary of transactions for the three months ended June 30, 2003 and 2002 and balances with related parties included in the accompanying balance sheet as of June 30, 2003 and March 31, 2003.



                                                                     June 30,            June 30,
                                                                       2003                2002
                                                                    ----------           ---------
Rent expense                                                          $929,000          $890,000
Property management and construction fees                               64,000            47,000
Revenues from NAP de las Americas - Madrid                              17,000            66,000
Interest income on notes receivable - related party (Note 5)            19,000                --
Interest income from shareholder                                         8,000             8,000
Interest expense (Notes 5 and 7)                                       284,000           309,000




                                                                     June 30,            March 31,
                                                                       2003                2003
                                                                    ----------           ---------
Other Assets                                                           479,000             471,000
Note receivable - related party                                      5,000,000           5,000,000
Notes payable to related parties (Note 5)                           36,670,000           4,238,000
Convertible debt (Note 7)                                            3,650,000           3,450,000





         In April 2003, in connection with the issuance of the Subordinated Debentures the Company received $250,000 from two directors.

         Included in accounts receivable is a non-trade receivable of approximately $59,000 due from a related party. There is also a corresponding payable of approximately $59,000 to the same related party.

10.      Information about the Company's operating segments

         As of June 30, 2003 and March 31, 2003, the Company had two reportable business segments, data center operations and real estate services. The data center operations segment provides Tier 1 NAP, Internet infrastructure and managed services in a data center environment. The real estate services segment constructs and manages real estate projects focused in the technology sector.

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements-Continued
June 30, 2003
--------------------------------------------------------------------------------


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


         The following presents information about reportable segments.



      For the three months ended  Data center       Real estate
      June 30,                     operations         services          Total
      -------------------------   -----------       -----------      ------------
      2003
      -------------------------
      Revenue                       $ 3,302,152     $   139,045      $  3,441,197
      Loss from operations           (3,599,768)       (164,170)       (3,763,938)
      Net income (loss)               3,093,985        (164,170)        2,929,815

      2002
      -------------------------
      Revenue                       $ 3,149,766     $ 2,033,118      $  5,182,884
      Loss from operations           (4,978,656)        (53,420)       (5,032,076)
      Net loss                       (7,925,997)        (46,422)       (7,972,419)

      Assets, as of
      -------------------------
      June 30, 2003                 $73,899,432     $    21,903      $ 73,921,335
      March 31, 2003                $67,595,113     $ 2,006,400      $ 69,601,513


         A reconciliation of total segment loss from operations to income (loss) before income taxes for the three months ended June 30, 2003 and 2002 follows:



                                                For the three months ended
                                                         June 30,
                                            ---------------------------------
                                                2003                  2002
                                            -----------           -----------
Total segment loss from operations          $(3,763,938)          $(5,032,076)
Debt restructuring                            8,475,000                    --
Interest income                                  23,255                28,865
Interest expense                             (1,832,070)           (3,015,627)
Dividend on preferred stock                      (7,497)               (7,497)
Other expense                                    35,065                53,916
                                            -----------           -----------
    Income (loss) before income taxes       $ 2,929,815           $(7,972,419)
                                            ===========           ===========

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements-Continued
June 30, 2003
--------------------------------------------------------------------------------


11.        Supplemental cash flow information



                                                                                             For the three months ended
                                                                                                     June 30,
                                                                                          --------------------------------
                                                                                             2003                 2002
                                                                                          -----------          -----------
Supplemental disclosures of cash flow information:

    Cash paid for interest                                                                $ 5,592,406          $ 2,323,984
                                                                                          -----------          -----------
    Taxes Paid                                                                                     --                   --
                                                                                          -----------          -----------

Non-cash operating, investing and financing activities:

    Warrants issued for services                                                              397,950              220,800
                                                                                          -----------          -----------
    Conversion of notes payable to convertible debt                                         5,450,000                   --
                                                                                          -----------          -----------
    Beneficial conversion feature on issuance of convertible debentures                     9,500,000                   --
                                                                                          -----------          -----------
    Stock options and warrants exercised and converted to equity                               21,311                   --
                                                                                          -----------          -----------
    Conversion of debt and related accrued interest to equity                               9,375,000            3,350,000
                                                                                          -----------          -----------
    Conversion of construction payables and accrued interest to equity                     14,125,000                   --
                                                                                          -----------          -----------
    Conversion of liabilities of discontinued operations to equity                                 --              609,000
                                                                                          -----------          -----------
    Forgiveness of construction payables                                                           --              904,156
                                                                                          -----------          -----------
    Conversion of convertible debt and related accrued interest to equity                          --              242,700
                                                                                          -----------          -----------
    Conversion of common stock subscriptions to common stock and paid in capital                   --              950,000
                                                                                          -----------          -----------
    Cancellation of warrants                                                                   26,575                   --
                                                                                          -----------          -----------





                                   * * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the information contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003, our Condensed Consolidated Financial Statements and elsewhere in this filing. The information is intended to facilitate an understanding and assessment of significant changes and trends related to our financial condition and results of operations.

Our Going Concern Uncertainty

      Our consolidated financial statements as of and for the year ended March 31, 2003 were prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our independent auditors have issued a report dated June 30, 2003 stating that our recurring operating losses, negative cash flows, and liquidity deficit raise substantial doubt as to our ability to continue as a going concern. Investors in our securities should review carefully our financial statements and the report of our independent accountants thereon. See "-- Liquidity and Capital Resources" below for a description of our plans to mitigate the business and financial circumstances giving rise to our going concern uncertainty.

Recent Events

       In July 2003, we opened our NAP in Santa Clara, California to provide our customers with carrier-neutral access to the major cable systems serving the US West Coast, Asia/Pacific, Mexico, Central America, Europe and Latin America from both the west and east coasts of the United States. This footprint extension adds to the existing NAPs in Miami, Florida, Brazil and Spain, furthering our vision of integrating a global network of NAPs. In addition, the new NAP will provide additional redundancy to the network operations center at our NAP of the Americas in Miami. Since we had previously built-out the facility, opening the facility required only minimal capital expenditures.

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

      Network access points are locations where two or more networks meet to interconnect and exchange Internet and data traffic (traffic of data, voice, images, video and all forms of digital telecommunications), much like air carriers meet at airports to exchange passengers and cargo. Instead of airlines, however, participation in NAPs comes from telecommunications carriers, Internet service providers and large telecommunications and Internet users in general. Tier-1 NAPs are large centers that access and distribute Internet traffic and, following the airport analogy, operate much like large, international airport passenger and cargo transportation terminals or "hubs."

      Initially, four NAPs -- in New York, Washington, D.C., Chicago, and San Francisco -- were created and supported by the National Science Foundation as part of the transition from the United States government-financed Internet to a commercially operated Internet. Since that time, privately owned NAPs have been developed, including the NAP of the Americas. We refer to our facilities as TerreNAP Centers.

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

      The NAP of the Americas generates revenue by providing our customers with:

      o the site and platform they need to exchange Internet and data traffic;

      o     a menu of related professional and managed services; and

      o space to house their equipment and their network facilities in order to be close to the Internet and data traffic exchange connections that take place at the NAP of the Americas.

      Currently, our customers include telecommunications carriers such as AT&T, MCI, Qwest and Sprint, enterprises such as Bacardi USA, Intrado and Crescent Heights, and government agencies including the Diplomatic Telecommunications Services Programming Office (DTSPO), a division of the United States Department of State, and the City of Coral Gables.

Organization History

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

      Our principal executive office is located at 2601 S. Bayshore Drive, Miami, Florida 33133. Our telephone number is (305) 856-3200.

Results of Operations

      Results of Operations for the Three Months Ended June 30, 2003 as Compared to the Three Months Ended June 30, 2002

      Revenue. Data center revenue increased by approximately $951,000 in the current period as compared to the prior period. However, total revenue decreased $1.8 million, or 34.6%, to $3.4 million for the three months ended June 30, 2003 from $5.2 million for the three months ended June 30, 2002. The decrease is due to a reduction in our development, management and construction contracts revenue of approximately $1.9 million and a contract termination fee from data center revenue of approximately $799,000 in 2002, partially offset by an increase in data center revenue of approximately $951,000.

         For the three months ended June 30, 2003 and 2002, approximately 99.5% and 98.7%, respectively, of our revenues were generated in the United States. The remainder of our revenues for the period consisted of non-recurring services billed to NAP of the Americas - Madrid. For the three months ended June 30, 2003, approximately 96% of our total revenues were generated from data center operations. The remainder was substantially related to technology construction work. For the three months ended June 30, 2002 approximately 61% of total revenues were generated from data center operations, approximately 37% was from real estate projects and technology construction work, and approximately 2% was from property and construction management.

      Data center revenue increased $951,000, or 45%, to $3.0 million for the three months ended June 30, 2003 from $2.1 million for the three months ended June 30, 2002. Revenues consisted of recurring revenues of $2.7 million and $1.7 million for the three months ended June 30, 2003 and 2002, respectively, primarily from charges for colocation, power, peering and some managed services. Non-recurring revenues were $304,000 and $315,000 for the three months ended June 30, 2003 and 2002, respectively, primarily related to some managed services and the recognized portion of deferred installation fees. Installation fees are recognized ratably over the term of the contract. The increase in revenue was primarily the result of an increase in orders from existing customers and growth in our deployed customer base from 52 customers as of June 30, 2002 to 95 customers as of June 30, 2003. We anticipate an increase in revenue from colocation, power and peering and revenue from managed services as we add more customers to the NAP of the Americas, sell additional services to existing customers and introduce new products and services.

      Data center -- contract termination fee was $292,000 for the three months ended June 30, 2003 and represents amounts received from one customer for the termination of their contracted services with the NAP of the Americas. As a result of this contract termination, we experienced a decrease in monthly recurring revenues of approximately $36,000. Contract termination fee was $1.1 million for the three months ended June 30, 2002 and represents amounts received from one customer for the termination of their contracted services with the NAP of the Americas. Contract termination fees are recognized upon contract termination when there are no remaining contingencies or obligations on our part.

      Development, commission and construction fees increased $23,000 to $41,000 for the three months ended June 30, 2003 from $18,000 for the three months ended June 30, 2002. We do not expect any revenues from development, commission and construction fees in the future.

      Management fees decreased $19,000, or 22.8%, to $64,000 for the three months ended June 30, 2003 from $83,000 for the three months ended June 30, 2002. The decrease is a result of our exiting the management of commercial and residential properties. The only facility we currently manage is TECOTA, the property in which the NAP of the Americas is located. We collect a monthly management fee from TECOTA of approximately $8,000 or 3% of cash collected by TECOTA, whichever is greater. During the three months ended June 30, 2002, we managed two properties, one of which was TECOTA. Because we do not plan to manage properties other than TECOTA, we anticipate that management fees will not be a significant source of revenues in the future.

      Construction contract revenue decreased $1.9 million to $34,000 for the three months ended June 30, 2003 from $1.9 million for the three months ended June 30, 2002. During the three months ended June 30, 2003, we completed one construction contract and, as of June 30, 2003, had two construction contracts in process. During the three months ended June 30, 2002, we completed three construction contracts and, as of June 30, 2002, we had two construction contracts in process. The decrease in construction contract revenue is due to a decrease in the average revenue per contract, which decreased from $3.6 million in fiscal year 2002 to $500,000 in fiscal year 2003. Due to our opportunistic approach to our construction business, we expect revenues from construction contracts to significantly fluctuate from quarter to quarter. We anticipate focusing our efforts on obtaining construction contracts for projects related to technology infrastructure.

      Data Center Operations Expenses. Data center operations expenses decreased $500,000, or 16.1%, to $2.6 million for the three months ended June 30, 2003 from $3.1 million for the three months ended June 30, 2002. Data center operations expenses consist mainly of rent, operations personnel, electricity, chilled water and security services. The period over period decrease in data operations expenses is due to decreases of $91,000 in chilled water, $62,000 in security services, $63,000 in insurance and $241,000 in personnel costs. The decrease in chilled water is mainly due to overcharges by our service provider for which we subsequently received credits. The decrease in security services and insurance is due to the negotiation of lower rates. The decrease in payroll is mainly attributable to staff reductions, including two Senior Vice Presidents and five directors, some of which were replaced with lower payroll level positions. The number of employees whose salaries are included in data center operations decreased slightly from 59 for the three months ended June 30, 2002 to 56 for the three months ended June 30, 2003. With the exception of electricity and chilled water, these expenses are fixed in nature. However, commencing in fiscal year 2004, we anticipate that certain data center expenses, principally costs related to managed services, will increase as we provide additional services to existing customers and introduce new products and services. We also expect that electricity and chilled water expenses will increase in the future as we add more customers to the NAP of the Americas.

      Contract Construction Expenses. Contract construction expenses decreased $1.8 million to $46,000 for the three months ended June 30, 2003 from $1.8 million for the three months ended June 30, 2002. This decrease is a result of the decrease in number of construction contracts and dollar amount of those projects as discussed above in "construction contracts revenues." We do not currently anticipate losses on any of the individual construction contracts.

        General and Administrative Expenses. General and administrative expenses decreased $640,000, or 19.4%, to $2.6 million for the three months ended June 30, 2003 from $3.3 million for the three months ended June 30, 2002. General and administrative expenses consist primarily of salaries and related expenses, professional service fees, rent and other general corporate expenses. The decrease in general and administrative expenses is due to decreases in professional service fees of $223,000, property taxes of $75,000, decrease in travel and entertainment of $110,000 and decrease in payroll of $163,000. The decreases in professional services and travel and entertainment are principally the result of an overall reduction in spending due to cost containment efforts. The decrease in payroll is mainly attributable to staff reductions. The number of employees whose salaries are included in general and administrative expenses decreased from 48 for the three months ended June 30, 2002 to 43 for the three months ended June 30, 2003. The decrease in property taxes is mainly due reductions in the taxable basis of certain property and equipment. Effective July 22, 2003, Brian K. Goodkind stepped down as our Executive Vice President and Chief Operating Officer and became a strategic advisor to our Chief Executive Officer. In connection with this modification to our employment relationship with Mr. Goodkind, we accelerated the vesting on his outstanding stock options and awarded him new stock options. As a result, we will recognize a non-cash, stock-based compensation charge of approximately $1.8 million in the quarter ended September 30, 2003.

      Sales and Marketing Expenses. Sales and marketing expenses for the three months ended June 30, 2003 remained constant at approximately $770,000 when compared to three months ended June 30, 2002. The significant components of sales and marketing expenses are payroll and benefits. The number of employees whose salaries are included in sales and marketing expenses were 21 as of June 30, 2002 and 22 as of June 30, 2003.

      Depreciation and Amortization Expense. Depreciation and amortization expense decreased $47,000 to $1.2 million for the three months ended June 30, 2003 from $1.2 million for the three months ended June 30, 2002. The decrease was due to reductions in property and equipment during year ended March 31, 2003, which in turn decreased depreciation expense.

      Debt Restructuring. During the three months ended June 30, 2003, we incurred a non-cash gain of $8.5 million related to financing transactions whereby $21.6 million of our construction payables plus $1.0 million in accrued interest was converted to 30.1 million shares of our common stock with a $14.1 million market value upon conversion.

      Interest Expense. Interest expense decreased $1.2 million, or 40.0%, to $1.8 million for the three months ended June 30, 2003 from $3.0 million for the three months ended June 30, 2002. The decrease was due to a $33.0 million decrease in the average debt balance outstanding.

      Interest Income. Interest income decreased $6,000 to $23,000 for the three months ended June 30, 2003 from $29,000 for the three months ended June 30, 2002. The period over period decrease is related to a decrease in average interest earning cash balances and lower interest rates earned when compared to prior period. This decrease was offset by a $12,000 increase in interest income resulting from a $5.0 million note receivable from our Chief Executive Officer, which began accruing interest in September 2002.

      Net Income (Loss). Net income was $2.9 million for the three months ended June 30, 2003 as compared to a net loss of $8.0 million for the three months ended June 30, 2002. The net income for the three months ended June 30, 2003 is mainly due to one-time, non-cash items, including debt-restructuring gain of approximately $8.5 million and a reduction in interest expense of approximately $1.2 million.

Liquidity and Capital Resources

    Liquidity

       From the time of the merger with AmTec through June 30, 2003, we have incurred net operating losses of approximately $199.7 million including approximately $82.6 million of losses related to discontinued operations. Our cash flows from operations for the three months ended June 30, 2003 and 2002 were negative and our working capital deficit was approximately $14.0 million and $39.0 million as of June 30, 2003 and March 31, 2003, respectively. Due to our recurring losses from operations, the uncertainty surrounding the anticipated increase in revenues and the lack of committed sources of additional debt or equity, substantial doubt exists about our ability to continue as a going concern.

      Historically, we have met our liquidity needs primarily through obtaining additional debt financing and the issuance of equity interests. Some of our debt financing was either provided by or guaranteed by Manuel D.

Medina, our Chief Executive Officer and Chairman of the Board. In prior periods we also successfully shut down or disposed of non-core operations and implemented a series of expense reductions to reduce our liquidity needs. We have also been successful in working with our creditors to extend payment terms.

       Our main sources of liquidity as of June 30, 2003 were cash and cash equivalents amounting to approximately $5.3 million, a note receivable amounting to approximately $3.7 million issued for the purchase of a portion of our convertible debentures which we anticipate collecting no later than September 15, 2003 and our projected increase in monthly revenues. We will continue to work, if needed, with our creditors to obtain additional financing and/or extend terms of existing short-term debt. We will also continue to evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders, or restructure our debt.

      Based on customer contracts signed as of August 11, 2003, our monthly cash deficit from operations is approximately $1.2 million. In order to eliminate this current monthly cash deficit from operations, the new monthly revenues required range from $1.8 million to $2.8 million. This range of new revenue depends on the mix of the services sold and their corresponding margin. Our required revenues are based on existing contracts, including those with the U.S. Government and enterprises, and expected future contracts from potential customers currently in our sales pipeline. We have identified additional potential customers, including the federal, state and local governments, and are actively offering available services to them. However, our projected revenues and planned cash needs depend on several factors, some of which are beyond our control, including the rate at which our services are sold to the government sector and the commercial sector, the ability to retain our customer base, the willingness and timing of potential customers outsourcing the housing and management of their technology infrastructure to us, the reliability and cost-effectiveness of our services and our ability to market our services.

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

      Sources and uses of cash

      Cash used in operations for the three months ended June 30, 2003 was approximately $10.0 million compared to cash used in operations of $4.4 million for the three months ended June 30, 2002, an increase of $5.6 million. This increase was primarily due to an increase in payments to accounts payable, accrued expenses and interest payable. These payables and accruals decreased an aggregate amount of $5.2 million in the three months ended June 30, 2003 as compared to an increase in the aggregate amount of $772,000 in the three months ended June 30, 2002.

      Cash used in investing activities for the three months ended June 30, 2003 was $91,000 compared to cash used in investing activities of $890,000 for the three months ended June 30, 2002, a decrease of $799,000. The decrease in the amount of cash used in investing activities is the result of the completion of the NAP of the Americas and a portion of our colocation facility in Santa Clara, California. For the three months ended June 30, 2003, cash of $84,000 was used primarily for the purchase of property and equipment related to the NAP of the Americas. For the three months ended June 30, 2002, cash of $650,000 was used primarily for the purchase of property and equipment related to the NAP of the Americas.

      Cash provided by financing activities for the three months ended June 30, 2003 was $14.1 million compared to cash provided by financing activities of $6.9 million for the three months ended June 30, 2002, an increase of $7.2 million. The increase in cash provided by financing activities resulted primarily from an increase of $15.8 million of new borrowings partially offset by a decrease in sale of common stock and warrants of $7.6 million.

      Debt and equity activity

      Ocean Bank Credit Facility: On September 5, 2001, we borrowed $48.0 million from Ocean Bank. The Ocean Bank credit facility is secured by all of our assets and allows for up to a $25.0 million junior lien position on the assets of our NAP of the Americas, Inc. subsidiary. To obtain the original loan, we paid a $720,000 commitment fee to Ocean Bank. The proceeds of the original credit facility were used to:


      o repay a $10.0 million short-term loan from Manuel D. Medina, our Chief Executive Officer, the proceeds of which we had used to fund the build out of the NAP of the Americas (Mr. Medina, in turn, used the $10.0 million to repay a personal $10.0 million short-term loan from Ocean Bank);

      o repay $3.5 million of debt that we owed to Ocean Bank under a line of credit personally guaranteed by Mr. Medina;

      o pay $1.2 million in loan costs related to the $48.0 million credit facility (including a $720,000 commitment fee); and

      o     fund the NAP of the Americas build out costs.

      Mr. Medina has personally guaranteed the credit facility. In addition to Mr. Medina's personal guarantee of the credit facility, and in order to obtain the facility, Ocean Bank required Mr. Medina, prior to the bank disbursing funds under the credit facility, to provide a $5.0 million certificate of deposit to the bank as collateral on certain personal loans that Mr. Medina has with the bank and commit to accelerate the maturity date of those personal loans to December 31, 2001. Subsequent to September 2001, Mr. Medina and the bank extended the maturity date on his personal loans, first to December 31, 2001 and later to July 1, 2002. In the event of our default under the credit facility, Mr. Medina also agreed to subordinate debt that we owed to him. Mr. Medina has repaid part of those personal loans to Ocean Bank through liquidation of the $5.0 million certificate of deposit in January 2002, leaving an outstanding principal balance of approximately $4.6 million. In addition, he exercised his right under the personal loan agreements to extend their maturity date to June 30, 2003. Subsequent to June 30, 2003, Mr. Medina has exercised his option under the relevant loan documents to extend the loans to December 31, 2003.

      In consideration of Mr. Medina's agreeing to repay his indebtedness to Ocean Bank earlier than otherwise required, pledging the certificate of deposit and personally guaranteeing our credit facility and approximately $21.0 million of construction payables, we entered into an amended and restated employment agreement with him. Under the terms of the amended and restated employment agreement, we will indemnify Mr. Medina from any personal liability related to his guarantees of our debt, use commercially reasonable efforts to relieve Mr. Medina of all his guarantees of our debt, provide up to $6.5 million of cash collateral to Ocean Bank should Mr. Medina be unable to repay the personal loans when due and provide a non interest-bearing $5.0 million loan to Mr. Medina for as long as his guarantees of our debt exist. Mr. Medina and we have agreed that we have the right to withhold payment to him of $1,375,000 in convertible debentures owned by him until the note receivable is repaid. The note receivable from Mr. Medina is shown as an adjustment to equity. The $48.0 million credit facility and the note receivable from Mr. Medina were approved by our board of directors.

      In July 2002, we and Mr. Medina modified the terms of his $5.0 million non-interest bearing note payable to us. As amended, the note matures December 5, 2004 and bears interest subsequent to September 5, 2002 at 2%, the applicable federal rate. Interest is due in bi-annual installments. We review the collectibility of this note on a quarterly basis.

      In August 2002, we amended the terms of our Ocean Bank credit facility. The modified credit facility reduced the annual interest rate to 7.50%. Under the terms of the amended facility, the initial maturity date was extended to September 2003 and we had the option to exercise two six-month extension periods each at a cost of 0.5% of the principal balance outstanding together with a principal repayment of $2.5 million. During each extension period, a $250,000 monthly principal repayment plus interest would have been due. At closing, the total amount of the loan was disbursed except for approximately $6.6 million that was held as an interest reserve. Through June 2002, the interest reserve was disbursed monthly to make interest payments. We commenced making monthly interest payments in July 2002. All other material provisions of the credit facility remained unchanged.

     On April 30, 2003, Ocean Bank revised its $44.0 million credit facility with us by converting $15.0 million of the outstanding principal balance into equity and extending the term of the remaining $29.0 million until April 30, 2006. Concurrent with this transaction, we paid all past due interest as of March 31, 2003, plus accrued interest through April 28, 2003 totaling approximately $1.6 million and prepaid approximately $900,000 of interest. Under the new terms, interest is payable quarterly at an annual rate of 5.25% for the first twelve months and 7.5% thereafter.

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

      On December 5, 2002, CRG entered into an agreement with Kinetics Mechanical Services, Inc. and Kinetics Systems Inc. to purchase our entire $4.1 million construction payable (including accrued interest) to Kinetics. Under the terms of their agreement CRG was to pay Kinetics $1.9 million. On December 5, 2002, we also entered into an agreement with CRG that provided us the option, upon the closing of the purchase of the debt by CRG from Kinetics, to repay the entire debt at a discount by either issuing shares of our common stock valued at $0.75 per share or making a cash payment.

      On April 30, 2003, CRG LLC completed the purchase, at a discount, of our $22.6 million construction payables (including accrued interest) to Cupertino and Kinetics. Cupertino and Kinetics were construction contractors for the NAP of the Americas. At the closing, the construction payables were converted into 30,133,334 shares of our common stock.

      CRG was created by Mr. Christian Altaba, one of our shareholders, for the purpose of buying our debt from Cupertino Electric and Kinetics Mechanical Services. None of the participants in CRG were or currently are our officers or directors. There is no affiliation between CRG and Cupertino or Kinetics. CRG is managed by Mr. Altaba.

      Convertible Debentures: On April 30, 2003, we issued 10% Subordinated Secured Convertible Debentures due April 30, 2006 for an aggregate principal amount of $25.0 million. The debt is convertible into shares of our common stock at $0.50 per share. Interest is payable quarterly beginning July 31, 2003. The debentures were issued in exchange for $10.3 million in cash, $9.5 million in a promissory note due in full May 30, 2003 and $5.2 million of notes payable which were converted into the Subordinated Debentures. Included in the $5.2 million is $2.0 million of cash received in March 2003 in anticipation of the transaction.

      The maker of the $9.5 million promissory note failed to pay but agreed on June 16, 2003 to assign the note and the debenture to an entity newly formed by the son of one of our directors . Payments received as of August 14, 2003, aggregated approximately $6.9 million and the maturity of the remaining $2.6 million has been extended from August 15, 2003 to September 15, 2003. Two of the Company's directors have guaranteed payment and performance in accordance with the amended terms of the note. Management believes that collection on the remaining balance is reasonably assured.

       In August 2002, we modified the terms of a note payable to a financial institution. The maturity date was extended until December 2002 with some principal payments to be made monthly and the remaining principal and interest due at maturity. In conjunction with the modification and extension of this note, we issued 400,000 shares of our common stock valued at $180,000 to a shareholder who formerly guaranteed the note. On March 31, 2003, we entered into a forbearance agreement with the lender and modified the terms of our note. Under the modified agreement terms, we made principal payments of $100,000 and $125,000 in April 2003 and May 2003, respectively, and the financial institution retained the right to enforce accelerated remedies if we default on the modified note. We are also required to make seven consecutive monthly principal payments of $25,000 commencing on June 1, 2003, with interest on the outstanding balance to be paid monthly, and a balloon payment on or before December 31, 2003, representing full and final payment of outstanding principal and accrued interest. We have made all required payments under the forbearance agreement. On June 30, 2003, the principal balance of the note was $417,178.

      As of June 30, 2003, we had not paid approximately $566,000 relating to a lease. We have negotiated a payment plan with the vendor providing for partial payments.

      Between April 2003 and June 2003, we borrowed an aggregate of $750,000 of short-term debt bearing interest between at 10%. During the same period, we repaid $978,000 of our short-term debt.

      Guaranties and Commitments

      The Technology Center of the Americas, LLC, ("TECOTA"), an entity in which we have a 0.84% membership interest, owns the building that leases the space to us for the NAP of the Americas under a 20 year lease. The construction of TECOTA was funded with $48.0 million in equity and $35.4 million in construction financing from a consortium of banks. We guaranteed these construction loans during development and construction of TECOTA. After TECOTA was built, some of the banks released us from the guarantee, the result of which was to reduce the guarantee to $5.5 million. As of June 30, 2003, the TECOTA debt outstanding under the construction loan was $35.4 million. We do not expect to fund any amounts under our guaranty.

      We guarantee up to $6.5 million in personal debt of Manuel D. Medina, our Chief Executive Officer and Chairman. See "-- Liquidity and Capital Resources" for details.

      We lease space for our operations, office equipment and furniture under non-cancelable operating leases. Some equipment is also leased under capital leases, which are included in leasehold improvements, furniture and equipment. The following table represents the minimum future operating and capital lease payments for these commitments, as well as the combined aggregate maturities for the following obligations for each of the twelve months ended June 30:


                 Capital lease
                  obligations       Operating leases      Notes payable     Convertible debt          Total
                  ------------      ---------------       -------------     ----------------      ------------
2004              $  2,203,427        $  6,022,933        $  9,341,672                  --        $ 17,568,032
2005                   709,059           5,901,996           2,336,166           2,750,000          11,697,221
2006                    10,117           5,581,098          30,532,012          27,082,381          63,205,608
2007                    11,854           5,488,443              46,988                  --           5,547,285
2008                     1,616           5,347,842                  --                  --           5,349,458
Thereafter                  --          69,069,263                  --                  --          69,069,263
                  ------------        ------------        ------------        ------------        ------------
                  $  2,936,073        $ 97,411,575        $ 42,256,838        $ 29,832,381        $172,436,867
                  ============        ============        ============        ============        ============

New Accounting Pronouncements

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." For guarantees issued or modified after December 31, 2002, a liability will be recognized for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements were effective for interim and annual financial statements for periods ending after December 15, 2002. FIN 45 may impact the Company's financial position or results of operations in subsequent periods, if existing guarantees are modified. In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51: This Interpretation provides guidance for determining a primary beneficiary period. The effective date of FIN 46 is the first interim period beginning after June 15, 2003 for variable interest entities acquired before February 1, 2003 and immediately to variable interest entities created after January 31, 2003. NAP de las Americas -- Madrid S.A. may be a variable interest entity in accordance with FIN 46. Our maximum related exposure to loss is approximately $500,000 at June 30, 2003. We do not expect the adoption of FIN 46, effective July 1, 2003, to have a material effect on our financial statements.

     In March 2003, the FASB reached a consensus on Emerging Issues Task Force
(EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". The consensus provides guidance on the accounting for multiple element revenue arrangements. It also provided guidance on how to separate multiple element revenue arrangements into its separate units of accounting and how to measure and allocate the arrangement's total consideration to each unit. The effective date of EITF 00-21 is for revenue arrangements entered into in fiscal periods (interim or annual) beginning after June 15, 2003. Early application is permitted. The Company does not expect the adoption of EITF 00-21, effective July 1, 2003, to have a material effect on its financial statements.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not believe the adoption of SFAS No. 149 will have a material impact on our results of operations and consolidated financial statements.


     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires that an issuer classify financial instruments which are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The impact of our adoption of SFAS 150 on the Company's consolidated financial statements will be to increase liabilities and decrease mezzanine by the amounts underlying our outstanding Series H redeemable preferred stock.

Forward Looking-Information

      This Annual Report may contain "forward-looking statements" based on our current expectations, assumptions, and estimates about us and our industry. These forward-looking statements involve risks and uncertainties. Words such as "believe," "anticipate," "estimate," "expect," "intend," "plan," "will," "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described in "Risk Factors" and elsewhere in this Annual Report. The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Risk Factors

      OUR RECURRING LOSSES FROM OPERATIONS AND THE LACK OF COMMITTED SOURCES OF ADDITIONAL DEBT OR EQUITY TO SUPPORT WORKING CAPITAL DEFICITS RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. From the time of our merger with AmTec through June 30, 2003, we have incurred net operating losses of approximately $199.7 million. Our cash flows from operations for the three months ended June 30, 2003 and 2002 were negative and our working capital deficit was approximately $14.0 million and $39.0 million as of June 30, 2003 and March 31, 2003, respectively.

      The majority of our planned operating cash improvement during our fiscal year 2004 is expected to come from an increase in revenues and cash collections from customers. If we fail to achieve planned revenues of $1.8 million to $2.8 million a month, then we will require additional financing. There can be no assurances that additional financing will be available, or that, if available the financing will be obtainable on terms acceptable to us or that any additional financing would not be substantially dilutive to existing shareholders. If we need to obtain additional financing and fail to do so, it may have a material adverse effect on our ability to meet financial obligations and operate as a going concern. Consequently, recurring losses from operations, the uncertainty surrounding the anticipated increase in revenues, including the rate at which services are sold and the lack of committed sources of additional debt or equity, raises substantial doubt about our ability to continue as a going concern.

      OUR SUBSTANTIAL LEVERAGE COULD ADVERSELY AFFECT OUR ABILITY TO FULFILL OUR OBLIGATIONS AND OPERATE OUR BUSINESS. As of June 30, 2003, our total liabilities were approximately $87.4 million, obligations guaranteed by us were $10.1 million and our total shareholders' deficit was $10.3 million. Our substantial debt and guarantees could have important consequences to you, including the following:

      o our substantial leverage increases our vulnerability to economic downturns and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to those of our competitors that are less leveraged;

      o our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and our industry and could limit our ability to pursue other business opportunities, borrow more money for operations or capital in the future and implement our business strategies;

      o our level of debt may restrict us from raising additional financing on satisfactory terms to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and other general corporate requirements;

      o covenants in our debt instruments limit our ability to pay dividends or make other restricted payments and investments; and

      o our total guarantees are approximately $10.1 million and if we are required to fund under these guarantees our liquidity and cash flows would be adversely affected.

      WE MAY BE UNABLE TO RAISE THE FUNDS NECESSARY TO REPAY OR REFINANCE OUR INDEBTNESS. We are obligated to make principal and interest payments on our credit facility with Ocean Bank each year until it matures in 2006. Additionally, $61.4 million of our credit facilities mature in 2006. Each of these obligations requires significant amounts of liquidity. We may need additional capital to fund those obligations. Our ability to arrange financing and the cost of this financing will depend upon many factors, including:

      o general economic and capital markets conditions, and in particular the non-investment grade debt market;

      o     conditions in the Internet infrastructure market;

      o     credit availability from banks or other lenders;

      o investor confidence in the telecommunications industry generally and our company specifically; and

      o     the success of our TerreNAP Centers.

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

      OUR OPERATIONS IN BRAZIL AND SPAIN EXPOSE US TO RISKS NOT FACED BY COMPANIES TRANSACTING BUSINESS ONLY IN THE UNITED STATES. We have operations in foreign countries, including NAP facilities, sales personnel and customer support operations in Sao Paulo, Brazil and Madrid, Spain. We intend to expand to other international locations in the future. These operations are subject to economic risks inherent in doing business in foreign countries, including the following:

      o Disruptions in Foreign Markets. Disruptions in financial markets and the deterioration of the underlying economic conditions in some countries could have an impact on our sales to customers located in, or whose end-user customers are located in, these countries.

      o Fluctuations in Currency Exchange Rates. Currency instability in geographic markets other than the United States may make our services more expensive than services offered by others that are priced in the local currency. Moreover, many of the costs associated with our operations located outside the United States are denominated in local currencies. As a consequence, the increased strength of local currencies against the U.S. dollar in countries where we have foreign operations would result in higher effective operating costs and, potentially, reduced earnings. Currently, we do not hedge our foreign exchange risk. We cannot assure you that fluctuations in foreign exchange rates will not have a negative effect on our operations and profitability.

      o Longer Payment Cycles. Our customers outside of the United States are often allowed longer time periods for payment than our U.S. customers. This increases the risk of nonpayment due to the possibility that the financial condition of particular customers may worsen during the course of the payment period.

      o Tariffs, Duties, Limitations on Trade and Price Controls. Our international operations are affected by limitations on imports, currency exchange control regulations, transfer pricing regulations, price controls and other restraints on trade. In addition, the governments of some countries in which we have operations, have the ability to exercise significant influence over many aspects of their domestic economies and international trade.

      o Potential Adverse Tax Consequences. Our international operations create a risk of potential adverse tax consequences, including imposition of withholding or other taxes on payments by our customers.

      o Credit and Access to Capital Risks. Our local financial or strategic partners could have reduced access to working capital due to higher interest rates, reduced bank lending resulting from contractions in the money supply or the deterioration in their financial condition, or the inability to access other financing.

      o Distributions and other payments from our subsidiaries and affiliates may be subject to foreign taxes. Distributions of earnings and other payments, including interest, we receive from our subsidiaries and affiliates may be subject to withholding taxes imposed by the jurisdictions in which these entities are formed or operating. These taxes would reduce the amount of after-tax cash we would receive from these entities.

      o New Competitors and Competitive Environment. As we expand our operations in markets outside the United States, we will also encounter new competitors and competitive environments. Our foreign competitors may enjoy a government-sponsored monopoly on telecommunications services essential to our business, and will generally have a better understanding of their local industry and longer working relationships with local infrastructure providers.

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

      o     physical and network security;

      o     financial resources; and

      o     customer base.

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

      OUR PRODUCTS AND SERVICES HAVE A LONG SALES CYCLE THAT MAY MATERIALLY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. A customer's decision to purchase services at a TerreNAP Center typically involves a significant commitment of resources and will be influenced by, among other things, the customer's confidence in our financial strength. As a result, we have a long sales cycle. Delays due to the length of our sales cycle may materially adversely affect our business, financial condition and results of operations.

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

       WE ANTICIPATE THAT AN INCREASING PORTION OF OUR REVENUES WILL BE FROM CONTRACTS WITH AGENCIES OF THE UNITED STATES GOVERNMENT, AND UNCERTAINTIES IN GOVERNMENT CONTRACTS COULD ADVERSELY AFFECT OUR BUSINESS. Generally, U.S. Government contracts are subject to oversight audits by government representatives, to profit and cost controls and limitations, and to provisions permitting modification or termination, in whole or in part, without prior notice, at the government's convenience. In the event of termination, we may receive some allowance for profit on the work performed. In some cases, government contracts are subject to the uncertainties surrounding congressional appropriations or agency funding. Government contracts are subject to specific procurement regulations. Failure to comply with these regulations and requirements could lead to suspension or debarment from future government contracting for a period of time.

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

      For example, the Amex may consider suspension or delisting of a stock if the stock has been selling for a substantial period of time at a low price per share. Our common stock has been trading at relatively low prices for the past eighteen months and we have sustained net losses for the past three fiscal years. Therefore, our common stock is at risk of being delisted by the Amex. If our shares are delisted from the Amex, our stockholders could find it difficult to sell our stock. To date we have had no communication from the Amex regarding delisting. If our common stock is delisted from the Amex, we may apply to have our shares quoted on NASDAQ's Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. The Bulletin Board and the "pink sheets" are generally considered to be less efficient markets than the Amex. In addition, if our shares are no longer listed on the Amex or another national securities exchange in the United States, our shares may be subject to the "penny stock"' regulations. If our common stock were to become subject to the penny stock rules it is likely that the price of our common stock would decline and that our stockholders would find it difficult to sell their shares. If our stock were to become delisted we could be in default of various agreements, including the Ocean Bank credit facility.

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

      To date, all of our recognized revenue has been denominated in U.S. dollars, generated mostly from customers in the U.S., and our exposure to foreign currency exchange rate fluctuations has been minimal. We expect that future revenues may be derived from operations outside of the U.S. and may be denominated in foreign currency. As a result, future operating results or cash flows could be impacted due to currency fluctuations relative to the U.S. dollar.

      Furthermore, to the extent we engage in international sales that are denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our services less competitive in the international markets. Although we will continue to monitor our exposure to currency fluctuations, and when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot conclude you that exchange rate fluctuations will not adversely affect our financial results in the future.

      Some of our operating costs are subject to price fluctuations caused by the volatility of underlying commodity prices. The commodity most likely to have an impact on our results of operations in the event of significant price change is electricity. We are closely monitoring the cost of electricity. To the extent that electricity costs rise, we are investigating opportunities to pass these additional power costs onto our customers that utilize this power. We do not employ forward contracts or other financial instruments to hedge commodity price risk.

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

                           PART II. OTHER INFORMATION

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) No reports were filed on Form 8-K during the quarter of the fiscal year ended June 30, 2003.

      (b) The following exhibits, which are furnished with this Quarterly Report or incorporated herein by reference, are filed as part of this Quarterly Report.

     Exhibit
      Number        Exhibit Description
     -------        -------------------

        10.1        Employment Agreement with Brian K. Goodkind

        10.2 Non-qualified Stock Option Agreement for Brian K. Goodkind to purchase 1,278,205 shares of the Company's common stock

        10.3 Non-qualified Stock Option Agreement with Brian K. Goodkind to purchase 1,406,795 shares of the Company's common stock

        10.4 First Amendment to the Non-qualified Stock Option Agreement with Brian K. Goodkind to purchase 200,000 shares of the Company's common stock

        10.5 First Amendment to the Non-qualified Stock Option Agreement with Brian K. Goodkind to purchase 115,000 shares of the Company's common stock

        31.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        31.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August 2003.

                                       TERREMARK WORLDWIDE, INC.


                                       By: /s/ MANUEL D. MEDINA
                                           -------------------------------------
                                       Manuel D. Medina, Chairman of the Board,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



                                       By:  /s/ JOSE A. SEGRERA
                                           -------------------------------------
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Accounting Officer)