Form 10-Q
period 2003-09-30
TERREMARK WORLDWIDE INC
filed 2003-11-14
CIK 912890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-22520

Terremark Worldwide, Inc

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-1981922
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
2601 S. Bayshore Drive, Miami, Florida 33133 (Address of Principal Executive Offices, Including Zip Code)

Registrant’s telephone number, including area code:

(305) 856-3200

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.     Yes ☑          No ☐.

      The registrant had 310,534,689 shares of common stock, $0.001 par value, outstanding as of October 31, 2003.

		Page

PART I FINANCIAL INFORMATION
Item 1	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2003 (unaudited) and March 31, 2003	2
	Condensed Consolidated Statements of Operations for the Three and Six Months ended September 30, 2003 and 2002 (unaudited)	3
	Condensed Consolidated Statement of Changes in Stockholder’s Deficit for the Six Months Ended September 30, 2003 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Six Months ended September 30, 2003 and 2002 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4	Controls and Procedures	35
PART II OTHER INFORMATION
Item 4	Submission of Matters to a Vote of Security Holders	37
Item 6	Exhibits and Report on Form 8-K	36
Signatures		38

i

Item 1.	Financial Statements

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2003	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,464,528	$1,408,190
Accounts receivable, net of allowance for doubtful accounts of $143,597 and $120,340	865,258	494,736
Contracts receivable	60,089	29,204
Other assets	1,249,178	—

Total current assets	5,639,053	1,932,130
Investment in unconsolidated entities, net	824,343	827,667
Restricted cash	777,965	768,905
Property and equipment, net	53,059,062	54,482,964
Other assets	1,101,606	1,589,977
Goodwill	9,999,870	9,999,870

Total assets	$71,401,899	$69,601,513

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of notes payable (includes $3,991,964 and $138,000 due to related parties)	$8,904,915	$1,464,963
Construction payables	496,874	22,012,162
Accounts payable and accrued expenses	5,213,613	8,434,373
Current portion of capital lease obligations	2,255,767	2,477,467
Interest payable	1,334,635	4,492,805
Net liabilities of discontinued operations	446,911	1,199,531
Convertible debt	2,750,000	900,000

Total current liabilities	21,402,715	40,981,301
Notes payable, less current portion (includes $32,293,335 and $4,100,000 due to related parties)	32,428,851	56,174,938
Convertible debt, with a face value of 38,880,000 and 14,005,000 includes $3,785,000 and $3,450,000 due to related parties)	29,796,667	14,005,000
Deferred rent	4,510,664	2,610,623
Capital lease obligations, less current portion	523,849	762,470
Deferred revenue	1,187,359	971,150
Series H redeemable convertible preferred stock: $.001 par value, 294 shares issued and outstanding	571,723	556,729

Total liabilities	90,421,828	116,062,211

Commitments and contingencies
Series G convertible preferred stock: $.001 par value, 20 shares issued and outstanding	1	1
Common stock: $.001 par value, 500,000,000 shares authorized; 310,186,720 and 256,276,864 shares issued	310,186	256,277
Paid in capital	203,986,853	169,204,208
Accumulated deficit	(222,201,729)	(214,324,140)
Common stock warrants	2,339,385	1,857,581
Common stock options	1,545,375	1,545,375
Note receivable — related party (Note 4)	(5,000,000)	(5,000,000)

Total stockholders’ deficit	(19,019,929)	(46,460,698)

Total liabilities and stockholders’ deficit	$71,401,899	$69,601,513

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended		For the Three Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Revenues
Data center — services	$6,459,128	$4,483,409	$3,448,513	$2,424,280
Data center — contract termination fee	291,537	1,090,638	—	—
Data center — other	492,160	—	492,160	—
Development, commission and construction fees	41,081	76,820	—	59,216
Management fees	107,070	117,576	42,800	35,031
Construction contracts	98,972	3,106,851	65,277	1,173,882

Operating revenues	7,489,948	8,875,294	4,048,750	3,692,409

Expenses
Data center operations, excluding depreciation	6,029,778	5,863,424	3,473,230	2,768,744
Data center — other	476,707	—	476,707	—
Construction contract expenses, excluding depreciation	108,655	2,771,314	62,199	937,805
General and administrative	7,469,418	6,478,545	4,823,636	3,192,623
Sales and marketing	1,533,310	1,979,002	760,992	1,209,396
Depreciation and amortization	2,351,683	2,565,221	1,167,654	1,333,977
Impairment of long-lived assets	—	350,000	—	350,000

Operating expenses	17,969,551	20,007,506	10,764,418	9,792,545

Loss from operations	(10,479,603)	(11,132,212)	(6,715,668)	(6,100,136)

Other income (expense)
Gain on debt restructuring	8,475,000	—	—	—
Interest expense	(6,210,553)	(6,273,682)	(4,378,482)	(3,258,055)
Dividend on preferred stock	(14,994)	(14,994)	(7,497)	(7,497)
Interest income	55,729	52,351	32,474	23,486
Other	296,832	(22,077)	261,768	(75,993)

Total other income (expenses)	2,602,014	(6,258,402)	(4,091,737)	(3,318,059)

Loss before income taxes	(7,877,589)	(17,390,614)	(10,807,405)	(9,418,195)
Income taxes	—	—	—

Net loss	$(7,877,589)	$(17,390,614)	$(10,807,405)	$(9,418,195)

Basic and diluted net loss per common share:	$(0.03)	$(0.08)	$(0.04)	$(0.04)

Weighted average common shares outstanding	299,303,427	214,895,564	308,617,668	225,154,386

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Stockholders’ Deficit (Unaudited)

		Common Stock
		Par Value $.001
				Additional	Common	Common
	Preferred	Issued		Paid-in	Stock	Stock	Note Receivable	Retained
	Stock	Shares	Amount	Capital	Warrants	Options	Related Party	Deficit

Balance at March 31, 2003	1	256,276,864	$256,277	$169,204,208	$1,857,581	$1,545,375	$(5,000,000)	$(214,324,140)
Conversion of debt	—	50,193,339	50,193	23,494,810	—	—	—	—
Exercise of stock options	—	55,001	55	28,565	—	—	—	—
Warrants issued	—	—	—	(177,750)	512,350	—	—	—
Exercise of warrants	—	9,500	9	8,521	(3,971)	—	—	—
Warrants expired	—	—	—	26,575	(26,575)	—	—	—
Beneficial conversion feature on issuance of convertible debentures	—	—	—	9,500,000	—	—	—	—
Stock options issued				1,905,576
Common stock issued		3,652,016	3,652	(3,652)
Net loss	—	—	—	—	—	—	—	(7,877,589)

Balance at September 30, 2003	1	310,186,720	$310,186	$203,986,853	$2,339,385	$1,545,375	$(5,000,000)	$(222,201,729)

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	September 30,

	2003	2002

	(Unaudited)
Cash flows from operating activities:
Net loss	$(7,877,589)	$(17,390,614)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,351,683	2,571,829
Amortization of beneficial conversion feature on issuance of convertible debentures	3,166,667	—
Amortization of loan costs	76,520	468,931
Provision for bad debt	167,135	8,907
Amortization of prepaid compensation and other	14,994	93,168
Impairment of long-lived assets	—	350,000
Stock-based compensation	1,905,576	—
Gain on debt restructuring	(8,475,000)	—
(Increase) decrease in:
Accounts receivable	(537,657)	169,182
Contracts receivable	(30,885)	980,630
Other assets	(568,863)	(64,401)
Increase (decrease) in:
Accounts payable and accrued expenses	(3,220,760)	(104,985)
Interest payable	(2,160,513)	341,998
Deferred revenue	216,209	190,179
Net assets/liabilities of discontinued operations	(752,620)	222,721
Deferred rent	1,900,041	585,626

Net cash used in operating activities	(13,825,062)	(11,576,829)

Cash flows from investing activities:
Restricted cash	(9,060)	(11,332)
Purchase of property and equipment	(861,645)	(810,995)
Investment in unconsolidated entities	3,324	(198,441)

Net cash used in investing activities	(867,381)	(1,020,768)

Cash flows from financing activities:
(Payments) borrowings of construction payables	87,055	(3,630,689)
New borrowings	750,000	2,281,220
Payments on loans	(2,168,790)	(1,921,941)
Issuance of convertible debt	19,550,000	—
Payments on convertible debt	(1,025,000)	—
Payments under capital lease obligations	(460,321)	(514,266)
Exercise of stock options and warrants	15,837	1,000
Sale of common stock and warrants	—	16,947,789

Net cash provided by financing activities	16,748,781	13,163,113

Net increase in cash	2,056,338	565,516
Cash and cash equivalents at beginning of period	1,408,190	283,078

Cash and cash equivalents at end of period	$3,464,528	$848,594

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Business and organization

      Terremark Worldwide, Inc. (together with its subsidiaries, the “Company”) operates facilities at strategic locations around the world from which the Company assists users of the Internet and large communications networks in communicating with other users and networks. The Company’s primary facility is the NAP of the Americas, a carrier-neutral Tier-1 network access point (“the NAP”) in Miami, Florida. The NAP provides exchange point, colocation and managed services to carriers, Internet service providers, network service providers, government entities, multinational enterprises and other end users. The Company’s strategy is to leverage its concentration of connectivity and carrier-neutral status to sell services to customers within and outside of the Company’s TerreNAP Data Centers.

      On April 28, 2000, the predecessor to the Company, Terremark Holdings, Inc. (THI) merged with and into AmTec, Inc., a publicly traded international telecommunications and services company. For accounting purposes the merger was treated as a reverse acquisition with the Company being the acquirer. As a result, historical information is that of THI.

      Prior to the merger with AmTec, the Company was engaged in the development, sales, leasing, management and financing of retail, high-rise office buildings, mixed-use projects, condominiums, hotels and government-assisted housing. The Company was also involved in a number of ancillary businesses that complemented its development operations. Specifically, the Company engaged in offering financial services, property management, construction management, condominium hotel management, residential and commercial leasing brokerage, and advisory services. By March 31, 2002, the Company exited non-core real estate activities, real estate development, property management, financing and the ancillary businesses that complimented these real-estate development operations. The Company’s remaining real estate activities include technology construction work and management of the property where the NAP of the Americas is located.

2.     Liquidity

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities and commitments in the normal course of business. From the time of the merger through September 30, 2003, the Company has incurred net operating losses of approximately $210.5 million, including approximately $82.6 million of losses related to discontinued operations. The Company’s cash flows from operations for the six months ended September 30, 2003 and 2002 were negative and its working capital deficit was approximately $15.8 million and $39.0 million as of September 30, 2003 and March 31, 2003, respectively. Due to recurring losses from operations and the lack of committed sources of additional debt or equity to support working capital deficits, substantial doubt exists about the Company’s ability to continue as a going concern.

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

      The Company’s primary sources of liquidity are cash and cash equivalents amounting to approximately $1.6 million as of October 31, 2003, anticipated collection of our fee of $3.8 million for the one-year exclusive rights granted to a developer for a TerreNAP Center in Australia (Note 11), and our projected increase in monthly revenues from customer contracts.

      Based on customer contracts signed as of October 31, 2003, the Company’s monthly cash deficit from operations is approximately $1.0 million. This monthly cash deficit from operations excludes the impact of the exclusive rights fee payments we expect to receive for the development of the TerreNAP center in

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Australia. In order to eliminate this current monthly cash deficit from operations, the new monthly revenues required range from $1.6 million to $2.6 million. This range of new revenue depends on the mix of the services sold and their corresponding margin.

      The Company expects to increase its revenues based on existing contracts, including those with the U.S. Federal government and enterprises, and expected future contracts from potential customers currently in its sales pipeline. The Company has identified additional potential customers, including the Federal, state and local governments, and is actively offering available services to them. However, projected revenues depend on several factors, some of which are beyond the Company’s control, including the rate at which services are sold to the government sector and the commercial sector, the Company’s ability to retain its customer base, the willingness and timing of potential customers outsourcing the housing and management of their technology infrastructure to the Company, the reliability and cost-effectiveness of the Company’s services and its ability to market services.

      The NAP of the Americas currently occupies the entire second floor of TECOTA. In November 2003, the Company entered into an agreement to take additional space on the third floor of TECOTA (Note 11). The Company plans to leverage the power and connectivity infrastructure that exists on the second floor to provide the same service on the third floor. Based on anticipated future contracts from potential customers currently in the sales pipeline, the Company will require approximately $3 to $4 million in additional debt or equity financing to build out the portion of the third floor necessary to service these customers.

      The Company’s current liabilities as of September 30, 2003 amount to approximately $21.4 million, including approximately $11.7 million in debt maturing within one year and $5.2 million in accounts payable and accrued expenses. Currently, the Company does not have the cash on hand to meet these obligations. The Company will work with creditors and vendors to continue to extend the terms of its debt and accounts payable. Because the Company anticipates that revenues will not be sufficient to pay principal on debt maturing within one year, the Company will need to extend the terms of its short-term debt. If the Company fails to extend the terms of its short-term debt or obtain adequate terms from its vendors, the Company will require additional financing.

      The Company plans to fund its business by increasing revenues and cash collections from customers and selling additional debt or equity securities. The Company also does not expect to fund any amounts under the Company’s guaranties. There can be no assurance that such financing will be available to the Company. Further, any additional equity financing may be dilutive to existing shareholders. If the Company needs to obtain additional financing and fail to do so, it may have a material adverse effect on the Company’s ability to meet financial obligations and continue to operate.

3.     Summary of significant accounting policies

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for complete annual financial statements. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair presentation of the results for the interim periods presented. Operating results for the quarter ended September 30, 2003 may not be indicative of the results that may be expected for the year ending March 31, 2004. Amounts as of March 31, 2003, included in the condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended March 31, 2003.

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

Significant concentrations

      One customer accounted for approximately 11% of data center revenues for the six months ended September 30, 2003. Two customers accounted for approximately 14% and 11% in data center revenues for the six months ended September 30, 2002, respectively. Two customers accounted for approximately 15% and 11% of data center revenues for the three months ended September 30, 2003. Two customers accounted for approximately 17% and 10% in data center revenues for the three months ended September 30, 2002, respectively.

Stock-Based Compensation

      The Company uses the intrinsic value-based method to account for its employee stock-based compensation plans. Under this method, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s shares and the exercise price of the option.

      The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of SFAS No. 123”. The following table presents what the net loss and net loss per share would have been had the Company adopted SFAS No. 123 (in thousands, except per share data):

	For the Six Months Ended
	September 30,

	2003	2002

Net loss applicable to common shares — as reported	$(7,877,589)	$(17,390,614)

Net loss applicable to common shares — proforma	$(8,545,503)	$(18,142,124)

Loss per common share — as reported	$(.03)	$(.08)

Loss per common share — proforma	$(.03)	$(.08)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s fair value calculations for employee grants were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002

Risk-free rate	2.14% - 3.50%	3.00% - 4.84%
Volatility	155%	135% - 155%
Expected life	5 years	5 years
Expected dividends	0%	0%

Beneficial conversion feature

      When the Company issues debt which is convertible into common stock at a discount from the common stock market price at the date the debt is issued, the Company recognizes a beneficial conversion feature for the difference between the closing price and the conversion price multiplied by the number of shares issuable upon conversion. The beneficial conversion feature is presented as a discount to the related debt, with an offsetting amount increasing additional paid in capital. The discount is amortized as additional interest expense from the date the debt is issued to the date it first becomes convertible.

Recent accounting standards

      In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement requires that an issuer classify financial instruments which are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The impact of the Company’s adoption of SFAS 150 on its consolidated financial statements was to present Series H redeemable preferred stock as a liability.

      In March 2003, the FASB reached a consensus on Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. The consensus provides guidance on the accounting for multiple element revenue arrangements. It also provided guidance on how to separate multiple element revenue arrangements into its separate units of accounting and how to measure and allocate the arrangement’s total consideration to each unit. The effective date of EITF 00-21 is for revenue arrangements entered into in fiscal periods (interim or annual) beginning after June 15, 2003. The Company’s adoption of EITF 00-21 as of July 1, 2003 has not impacted its consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” This interpretation clarifies consolidation requirements for variable interest entities. It establishes additional factors beyond ownership of a majority voting interest to indicate that a company has a controlling financial interest in an entity (or a relationship sufficiently similar to a controlling financial interest that it requires consolidation). This interpretation applies immediately to variable interest entities created or obtained after January 31, 2003 and must be retroactively applied to holdings in variable interest entities acquired before February 1, 2003 in interim and annual financial statements issued for periods ending after December 15, 2003. NAP de las Americas-Madrid S.A. is a variable interest entity but our current relationship indicates that it does not require consolidation. The Company’s maximum related exposure to loss is approximately $500,000 at September 30, 2003. Management does not expect that the adoption of FIN 46 to have a significant impact in the Company’s consolidated financial position or result of operations.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In April 2002, the FASB approved SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” In addition to rescinding SFAS 4, 44, and 64 and amending SFAS 13, SFAS 145 establishes a financial reporting standard for classification of extinguishment of debt in the financial statements in accordance with APB 30. SFAS 145 is effective for the Company’s fiscal year ended March 31, 2004. Management does not expect the adoption of SFAS 145 to have a material effect on the Company’s financial position. However, SFAS 145 had an impact on the presentation of the results of operations for the six months ended September 30, 2003 (see Note 5).

4.	Notes Payable

      Notes payable consist of the following:

	September 30,	March 31,
	2003	2003

Notes payable to unrelated parties:
Note payable to Ocean Bank, collateralized by substantially all assets of the NAP of the Americas and a personal guaranty of the Chief Executive Officer. On April 30, 2003, the note payable to Ocean Bank was reclassified to “Notes Payable to Related Parties‘	$—	$43,974,553
Unsecured notes payable to a corporation, interest accrues at 10%. Principal and interest due April 1, 2004. On April 30, 2003, $1,000,000 was converted to Subordinated debentures	2,800,000	4,450,000
Unsecured note payable to a corporation, interest accrues at 15%. Principal and interest due on April 1, 2004	1,000,000	1,000,000
Unsecured notes payable, interest ranges from 10% to 15%. Principal and interest due between December 2003 and March 2005	855,537	291,669
Note payable to a corporation, collateralized by certain assets of a director and certain shareholders of the Company Interest accrues at 1% over prime, due on December 31, 2003	392,930	667,178
Unsecured note payable to a corporation, interest accrues at 9%. Due on demand	—	518,501
Unsecured note payable to a corporation, interest accrues at 10% Principal and interest due on May 30, 2003. On April 30, 2003, amount was converted to Subordinated Debentures	—	1,500,000
Unsecured notes payable to individuals, interest accrues at 10% Principal and interest due on March 31, 2003. On April 30, 2003, amounts were converted to Subordinated Debentures	—	1,000,000

Total notes payable to unrelated parties	5,048,467	53,401,901

Notes payable to related parties:
Note payable to Ocean Bank, collateralized by substantially all assets of the NAP of the Americas and a personal guaranty of the Chief Executive Officer. Amount includes $5.0 million of gain on debt restructuring to be amortized monthly to reduce interest expense over the life of the remaining debt	34,002,639	—
Unsecured note payable to a corporation controlled by a shareholder, interest accrues at 15%. Principal and interest due on April 1, 2004	1,600,000	1,600,000

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,	March 31,
	2003	2003

Unsecured notes payable to certain executives and directors of the Company and third party corporations in which related parties have an interest, interest accrues at 13%. Principal and interest is due April 1, 2004. On April 30, 2003, $700,000 was converted to Subordinated Debentures	682,660	1,500,000
Note payable to the Chief Executive Officer. Interest accrues at 10%. Principal and interest due on June 30, 2003. In April 30, 2003, amount was converted to Subordinated Debentures	—	1,000,000
Unsecured note payable to the Chief Executive Officer. Interest accrues at 7.5%, payable monthly, with principal installments of $50,000 due on a quarterly basis commencing on June 26, 2002, and maturing on June 26, 2003	—	100,000
Unsecured note payable to a shareholder, interest accrues at 10%. Due on demand	—	38,000

Total notes payable to related parties	36,285,299	4,238,000

	41,333,766	57,639,901
Less: current portion of notes payable	8,904,915	1,464,963

Notes payable, less current portion	$32,428,851	$56,174,938

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

      The loan is secured by all of the Company’s assets and allows for up to a $25 million junior lien position on the assets of its NAP of the Americas, Inc. subsidiary. Mr. Medina has personally guaranteed the loan with Ocean Bank.

      In addition to Mr. Medina’s personal guarantee of the loan, and in order to obtain the credit facility, the bank further required Mr. Medina, prior to the bank disbursing funds under the credit facility, to (i) provide a $5.0 million certificate of deposit to the bank as collateral for certain personal loans that Mr. Medina has with the bank and (ii) commit to accelerate the maturity date of those personal loans to December 31, 2001. Subsequent to September 2001, Mr. Medina and the bank changed the maturity date on his personal loans, first to December 31, 2001 and later to July 1, 2002. In the event of the Company’s default under the credit facility Mr. Medina also agreed to subordinate any debt that the Company owed to Mr. Medina until the credit facility is repaid in full. Mr. Medina has repaid part of his personal loans to the bank through liquidation of the $5.0 million certificate of deposit in January 2002, leaving an outstanding principal balance of approximately $4.8 million and he exercised his right under such personal loan agreements to extend their maturity date from July 1, 2002 to June 30, 2003. In July 2003, Mr. Medina exercised his option to extend the loan to December 31, 2003 and made a principal payment of $200,000 resulting in a $4.6 million balance.

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

5.     Construction Payables

      Construction payables at September 30, 2003 relate to construction of the Company’s colocation facility in Santa Clara, California and technology construction work.

      On November 8, 2002, CRG, LLC (“CRG”), an entity newly formed by a shareholder of the Company, entered into an agreement with Cupertino Electric, Inc. to purchase the entire $18.5 million construction payable (including accrued interest) owed to Cupertino. On November 11, 2002, the Company entered into an agreement with CRG that provided the Company the option, upon the closing of the purchase of the debt by CRG from Cupertino, to repay the entire debt at a discount by either issuing shares of the Company’s common stock valued at $0.75 per share or making a cash payment of $9.9 million.

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

      On April 30, 2003, CRG, LLC completed the purchase, at a discount, of the Company’s $22.6 million construction payables (including accrued interest) to Cupertino Electric, Inc., Kinetics Mechanical Services, Inc. and Kinetics Systems Inc., all of which were construction contractors for the NAP of the Americas. At the closing, CRG’s purchased construction payables were converted at $.75 per common share into 30,133,334 shares of the Company’s common stock with an approximate $14.1 million market value in accordance with the November 11, 2002 and the December 5, 2002 option agreements. As a result of these transactions, the Company recorded a gain on debt restructuring of approximately $8.5 million.

6.     Convertible Debt

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

      The maker of the $9.5 million promissory note failed to pay but agreed on June 16, 2003 to assign the note and the debenture to an entity newly formed by the son of a director of the Company. As of September 22, 2003, the Company had collected in full the promissory note. In connection with this transaction, the Company recognized a beneficial conversion feature of $9.5 million, based on the June 16, 2003 measurement date.

      As of September 30, 2003, the Company has outstanding approximately $11,330,000, $2,750,000 and 25,000,000 of 13%, 13.125%, and 10% subordinated convertible debt, respectively. The 13% debt matures on December 31, 2005, the 13.125% debt matures on August 30, 2004 and the 10% debt matures April 30, 2006. The debt is convertible into the Company’s stock at a weighted average conversion price of $1.8, $0.61 and $0.50 for the convertible debt issued at 13%, 13.125% and 10%, respectively. Prepayment by the Company is permitted under the 10% debt instrument subsequent to April 30, 2004. Prepayment by the Company is permitted under the 13% and 13.125% debt instruments, but will entitle holders of the 13% subordinated debentures to warrants or a premium over their outstanding principal and interest based upon the following schedule:

Year	Redemption Price

2003	103%
2004	102%
2005	100%

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Changes to Stockholders’ Equity

      During the six months ended September 30, 2003, the Company entered into the following equity transactions:

Common Stock

      In September 2003, 1,000 shares of common stock were issued in conjunction with the exercise of 1,000 employee stock options at $0.42.

      In August 2003, approximately $45,004 of debt was converted to 60,005 shares of common stock at $0.75 per share.

      In August 2003, as a result of the subsequent sale of certain common shares, the Company issued and additional 3.7 million shares to NAP de Las Americas-Madrid S.A.

      In July 2003, 11,334 shares of common stock were issued in conjunction with the exercise of 2,000 employee stock options at $0.78, 3,334 at $0.51 and 6,000 at $0.52.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Warrants

      During the period from March 2001 through September 30, 2003, the Company issued warrants to third parties for services and to facilitate certain debt and equity transactions. The following table summarizes information about stock warrants outstanding as of September 30, 2003:

				Estimated
	No. of Shares	Exercise	Expiration	Fair Value
Issuance Date	Able to Purchase	Price	Date	at Issuance

July 2003	200,000	$0.62	July 2008	$114,400
June 2003	300,000	$0.50	June 2006	$220,200
June 2003	250,000	0.75	June 2006	177,750
March 2003	300,000	0.75	March 2007	110,400
December 2002	300,000	0.75	March 2007	110,400
October 2002	1,200,000	0.75	October 2004	90,000
July 2002	100,000	0.54	July 2005	20,900
April 2002	600,000	0.40	March 2007	220,800
June 2001	13,000	1.72	June 2011	22,490
January 2002	9,500	0.48	June 2011	3,971
March 2001	300,000	2.00	March 2006	352,200
November 2000	250,000	2.76	November 2008	394,000
April 2000	600,000	1.25	March 2004	501,874

Total	4,422,500			$2,339,385

Stock Options

      Effective July 22, 2003, Mr. Goodkind stepped down as our Executive Vice President and Chief Operating Officer and became a strategic advisor to our Chief Executive Officer. In connection with this modification to our employment relationship with Mr. Goodkind, we accelerated the vesting on his outstanding stock options and awarded him new stock options. As a result, we recognized a non-cash, stock-based compensation charge of approximately $1.8 million in the quarter ended September 30, 2003.

8.	Related party transactions

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

      Following is a summary of transactions for the six months ended September 30, 2003 and 2002 and balances with related parties included in the accompanying balance sheet as of September 30, 2003 and March 31, 2003.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,	September 30,
	2003	2002

Rent expense	$1,779,098	$1,779,098
Property management and construction fees	107,070	78,506
Revenues from NAP de las Americas — Madrid	33,240	257,975
Interest income on notes receivable — related party (Note 4)	35,402	7,396
Interest income from shareholder	16,154	16,154
Interest expense (Notes 4 and 6)	881,950	585,125

	September 30,	March 31,
	2003	2003

Other Assets	487,077	471,000
Note receivable — related party (Note 4)	5,000,000	5,000,000
Notes payable to related parties (Note 4)	36,285,299	4,238,000
Convertible debt (Note 6)	3,785,000	3,450,000

      In April 2003, in connection with the issuance of the Subordinated Debentures the Company received $250,000 from two directors.

9.	Information about the Company’s operating segments

      As of September 30, 2003 and March 31, 2003, the Company had two reportable business segments, data center operations and real estate services. The data center operations segment provides Tier 1 NAP, Internet infrastructure and managed services in a data center environment. The real estate services segment constructs and manages real estate projects focused in the technology sector. The Company’s reportable segments are strategic business operations that offer different products and services.

      The accounting policies of the segments are the same as those described in significant accounting policies. Revenues generated among segments are recorded at rates similar to those recorded in third-party transactions. Transfers of assets and liabilities between segments are recorded at cost. The Company evaluates performance based on the segment’s net operating results.

      The following presents information about reportable segments.

	Data Center	Real Estate
For the Six Months Ended September 30,	Operations	Services	Total

2003
Revenue	$7,242,825	$247,123	$7,489,948
Loss from operations	(10,219,446)	(260,157)	(10,479,603)
Net loss	(7,617,564)	(260,025)	(7,877,589)
2002
Revenue	$5,574,047	$3,301,247	$8,875,294
Income (loss) from operations	(11,178,580)	46,368	(11,132,212)
Net income (loss)	(17,446,727)	56,113	(17,390,614)
Assets, as of
September 30, 2003	$71,343,630	$58,269	$71,401,899
March 31, 2003	$67,595,113	$2,006,400	$69,601,513

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of total segment loss from operations to loss before income taxes follows:

	For the Six Months Ended
	September 30,

	2003	2002

Total segment loss from operations	$(10,479,603)	$(11,132,212)
Debt restructuring	8,475,000	—
Interest income	55,729	52,351
Interest expense	(6,210,553)	(6,273,682)
Dividend on preferred stock	(14,994)	(14,994)
Other expense	296,832	(22,077)

Loss before income taxes	$(7,877,589)	$(17,390,614)

10.     Supplemental cash flow information

	For the Six Months Ended
	September 30,

	2003	2002

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,119,769	$5,668,586

Taxes Paid	—	—

Non-cash operating, investing and financing activities:
Warrants issued for services	512,350	361,700

Conversion of notes payable to convertible debt	5,450,000	—

Beneficial conversion feature on issuance of convertible debentures	9,500,000	—

Warrants exercised and converted to equity	3,971	—

Conversion of debt and related accrued interest to equity	9,420,004	3,350,000

Conversion of construction payables and accrued interest to equity	14,125,000	—

Conversion of liabilities of discontinued operations to equity	—	609,000

Forgiveness of construction payables	—	904,156

Conversion of convertible debt and related accrued interest to equity	—	242,700

Conversion of common stock subscriptions to common stock and paid in capital	—	950,000

Cancellation of warrants	26,575	—

11.     Subsequent Events

      On November 10, 2003, a developer agreed to pay the Company a $3.8 million non-refundable fee for the one-year exclusive right to develop a TerreNAP Center in Australia. The developer paid the Company $500,000 upon execution of the agreement and will pay the remaining balance within 30 days. If a TerreNAP Center is constructed in accordance with the Company’s specifications and the terms of the agreement, the Company and the developer have agreed to enter into a management agreement on

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mutually agreeable terms which will appoint the Company to be the exclusive manager and operator of this TerreNAP Center for a period of 20 years and pay the Company a minimum monthly management fee of $100,000.

      On November 4, 2003, the Company entered into an agreement to lease an additional 149,184 square feet of space in the third floor of TECOTA, the property in which the NAP of the Americas is located, and extend the Company’s existing lease in the second floor of the same property to co-terminate with the third floor lease on May 31, 2025. This additional space allows the Company to customize build-outs for large customers. Under the terms of the lease agreement, monthly base rent payments for the third floor space of approximately $200,000 will commence in April 2005. Effective June 1, 2006 and 2009, annual base rent for the third floor will increase to approximately $3.0 million and $3.5 million, respectively, with annual 2.5% increases thereafter.

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

Our Going Concern Uncertainty

      Our consolidated financial statements as of and for the year ended March 31, 2003 were prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our independent auditors have issued a report dated June 30, 2003 stating that our recurring operating losses, negative cash flows, and liquidity deficit raise substantial doubt as to our ability to continue as a going concern. Investors in our securities should review carefully our financial statements and the report of our independent accountants thereon. See “— Liquidity and Capital Resources” below for a description of our plans to mitigate the business and financial circumstances giving rise to our going concern uncertainty.

Recent Events

      On November 10, 2003, a developer agreed to pay us a $3.8 million non-refundable fee for the one-year exclusive right to develop a TerreNAP Center in Australia. The developer paid us $500,000 upon execution of the agreement and will pay the remaining balance within 30 days. If a TerreNAP Center is constructed in accordance with our specifications and the terms of the agreement, we and the developer have agreed to enter into a management agreement on mutually agreeable terms which will appoint us as the exclusive manager and operator of this TerreNAP Center for a period of 20 years and pay us a minimum monthly management fee of $100,000.

      On November 4, 2003, we entered into an agreement to lease an additional 149,184 square feet of space on the third floor of TECOTA, the property in which the NAP of the Americas is located, and extend our existing lease for the second floor of the same property to co-terminate with the third floor lease on May 31, 2025. This additional space allows us to customize build-outs for large customers. Under the terms of the lease agreement, monthly base rent payments for the third floor space of approximately $200,000 will commence in April 2005. Effective June 1, 2006 and 2009, annual base rent for the third floor space will increase to approximately $3.0 million and $3.5 million, respectively, with annual increases of 2.5% thereafter.

Overview

      We operate facilities at strategic locations around the world from which we assist users of the Internet and large communications networks in communicating with other users and networks. Our primary facility is the NAP of the Americas, a network access point where we provide exchange point, colocation and managed services to carriers, Internet service providers, network service providers, government entities, multi-national enterprises and other end users.

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

      Our TerreNAP Centers are carrier-neutral. Our customers can choose from among the many carriers available at TerreNAP Centers the carriers with which they wish to do business. We believe the carrier neutrality provides us with a competitive advantage when compared to carrier-operated network access points where customers are limited to conducting business with one carrier.

      The NAP of the Americas generates revenue by providing our customers with:

•	the site and platform they need to exchange Internet and data traffic;

•	a menu of related professional and managed services; and

•	space to house their equipment and their network facilities in order to be close to the Internet and data traffic exchange connections that take place at the NAP of the Americas.

      Currently, our customers include telecommunications carriers such as AT&T, MCI, Qwest and Sprint, enterprises such as Bacardi USA, Intrado and Crescent Heights, government agencies including the Diplomatic Telecommunications Services Programming Office (DTSPO), a division of the United States Department of State, and the City of Coral Gables.

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

      As of March 31, 2002, we had completed the exit of lines of business and real estate activities not related to our TerreNAP Center strategy. Our real estate activities currently include technology and other construction work and management of the property where the NAP of the Americas is located. During the current fiscal year our real estate activities have not been significant. We anticipate that our real estate activities will generate sufficient revenues to cover their operating expenses and we do not expect to fund operating losses from our real estate activities in the foreseeable future.

      Our principal executive office is located at 2601 S. Bayshore Drive, Miami, Florida 33133. Our telephone number is (305) 856-3200.

Significant Customers

      The U.S. Federal government and Latin American Nautilus USA Inc. accounted for approximately $576,000 (or 14.8%) and $434,000 (or 11.1%) of total data center revenues, respectively for the three months ended September 30, 2003. Latin American Nautilus USA Inc. accounted for approximately $818,000 (or 11.7%) of data center revenues for the six months ended September 30, 2003. Latin American Nautilus USA Inc. and Progress Telecom accounted for approximately $420,000 (or 17%) and $240,000 (or 10%) of data center revenues, respectively for the three months ended September 30, 2002. Latin American Nautilus USA Inc. and Progress Telecom accounted for approximately $628,000 (or 14%) and $473,000 (or 11%) of data center revenues, respectively for the six months ended September 30, 2002.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2003 as Compared to the Three Months Ended September 30, 2002

      Revenue. Data center-services revenue increased by approximately $1.0 million, or 42.2% in the current period as compared to the prior year’s comparable period. The increase in data center-services revenue was primarily the result of growth in our deployed customer base from 55 customers as of September 30, 2002 to 119 customers as of September 30, 2003. Data center revenue — other of $492,000 for the three months ended September 30, 2003 consisted of revenue from the procurement and installation of equipment and the procurement of connectivity under a U.S. Federal government contract. The increase in total data center revenues was partially offset by a decrease in construction contract revenue of $1.1 million. As a result, total revenue increased $356,000, or 9.6%, to $4.0 million for the three months ended September 30, 2003 from $3.7 million for the three months ended September 30, 2002.

      For the three months ended September 30, 2003 and 2002, approximately 98% and 95%, respectively, of our revenues were generated in the United States. The remainder of our revenues were generated from services billed to NAP of the Americas — Madrid and revenues generated from our NAP in Brazil. For the three months ended September 30, 2003, approximately 98% of our total revenues were generated from data center operations. The remainder was related to technology construction work and management fees. For the three months ended September 30, 2002 approximately 66% of total revenues were generated from data center operations, approximately 33% were from real estate projects and technology construction work, and approximately 1% were from property and construction management.

      Total data center revenues, excluding termination fees, consists of colocation services, such as leasing of space and provisioning of power; exchange point services, such as peering and interconnection; and managed and professional services, such as network management, procurement and installation of equipment and procurement of connectivity, managed router services, technical support and consulting. Colocation and exchange point services accounted for 75% and 79% of total data center revenues for the three months ended September 30, 2003 and 2002, respectively. Managed and professional services accounted for 25% and 21% of total data center revenues for the three months ended September 30, 2003 and 2002, respectively. We anticipate an increase in revenue from colocation, exchange point and managed services as we add more customers to the NAP of the Americas, sell additional services to existing customers and introduce new products and services. We also expect managed and professional services to become an important source of revenue and increase as a proportion of total data center revenues.

      Development, commission and construction fees decreased to $0 for the three months ended September 30, 2003 from $59,000 for the three months ended September 30, 2002. We do not expect any revenues from development, commission and construction fees in the future.

      Management fees increased $8,000 to $43,000 for the three months ended September 30, 2003 from $35,000 for the three months ended September 30, 2002. The only facility we currently manage is TECOTA, the property in which the NAP of the Americas is located. We collect a monthly management fee from TECOTA equal to the greater of approximately $8,000 or 3% of cash collected by TECOTA.

During the three months ended September 30, 2002, we managed two properties, one of which was TECOTA. Because we do not plan to manage properties other than TECOTA, we anticipate that management fees will not be a significant source of revenue in the future.

      Construction contract revenue decreased $1.1 million to $65,000 for the three months ended September 30, 2003 from $1.2 million for the three months ended September 30, 2002. During the three months ended September 30, 2003, we completed three construction contracts and, as of September 30, 2003, had three construction contracts in process. During the three months ended September 30, 2002, we completed two construction contracts and, as of September 30, 2002, we had one construction contract in process. The decrease in construction contract revenue is due to a decrease in the average revenue per contract, which decreased from $600,000 in the second quarter of fiscal year 2003 to $22,000 in second quarter of fiscal year 2004. Due to our opportunistic approach to our construction business, we expect revenues from construction contracts to significantly fluctuate from quarter to quarter. We anticipate focusing our efforts on obtaining construction contracts for projects related to technology infrastructure.

      Data Center Operations Expenses. Data center operations expenses increased $0.7 million, or 25.0%, to $3.5 million for the three months ended September 30, 2003 from $2.8 million for the three months ended September 30, 2002. Data center operations expenses consist mainly of rent, operations personnel, electricity, chilled water and security services. Data center — other includes costs related to the procurement and installation of equipment and the procurement of connectivity for customers. The period over period increase in total data center operations expenses is due to increases of $294,000 in rent, $282,000 in personnel expenses and $477,000 in costs related to the procurement of equipment and connectivity under a U.S. Federal government contract. The increase in rent expense is due to the July 2003 opening of NAP-West facilities in Santa Clara, California. The increase in personnel expenses is due to an increase in personnel from 59 at September 30, 2002 to 64 at September 30, 2003. We anticipate that some data center expenses, principally electricity, chilled water, payroll and costs related to managed services, will increase as we provide additional services to existing customers and introduce new products and services. Rent expense increased in November 2003 as a result of us leasing an additional 149,184 square feet of space in the third floor of TECOTA.

      Contract Construction Expenses. Contract construction expenses decreased $876,000 to $62,000 for the three months ended September 30, 2003 from $938,000 for the three months ended September 30, 2002. This decrease is a result of the decrease in number of construction contracts and average dollar amount of those contracts as discussed above in “construction contract revenue.” We do not currently anticipate losses on any of the individual construction contracts.

      General and Administrative Expenses. General and administrative expenses increased $1.6 million, or 50.0%, to $4.8 million for the three months ended September 30, 2003 from $3.2 million for the three months ended September 30, 2002. General and administrative expenses consist primarily of salaries and related expenses, professional service fees, rent and other general corporate expenses. The increase in general and administrative expenses is due to an increase in administrative personnel expenses of $1.8 million. Effective July 22, 2003, Brian K. Goodkind stepped down as our Executive Vice President and Chief Operating Officer and became a strategic advisor to our Chief Executive Officer. In connection with this modification to our employment relationship with Mr. Goodkind, we accelerated the vesting on his outstanding stock options and awarded him new stock options. As a result, we recognized a non-cash, stock-based compensation charge of approximately $1.8 million in the quarter ended September 30, 2003.

      Sales and Marketing Expenses. Sales and marketing expenses decreased $448,000, or 37.1%, to $761,000 for the three months ended September 30, 2003 from $1.2 million for the three months ended September 30, 2002. The significant components of sales and marketing expenses are payroll and benefits. The decrease in sales and marketing expenses is due to decreases of $337,600 in payroll and of $110,400 in investor relations expense. The number of employees whose salaries are included in sales and marketing expenses were 24 as of September 30, 2002 and 19 as of September 30, 2003. During the quarter ended September 30, 2002, we issued warrants valued at $110,400 to a third party for investor relations services.

      Depreciation and Amortization Expense. Depreciation and amortization expense decreased $100,000 to $1.2 million for the three months ended September 30, 2003 from $1.3 million for the three months ended September 30, 2002. The decrease was due to reductions in property and equipment resulting primarily from impairment charges recorded during year ended March 31, 2003, which in turn decreased depreciation expense.

      Interest Expense. Interest expense increased $1.1 million, or 33.3%, to $4.4 million for the three months ended September 30, 2003 from $3.3 million for the three months ended September 30, 2002. The increase was due to the amortization of approximately $2.7 million related to the beneficial conversion feature on the issuance of convertible debentures issued in April 2003, offset by a decrease in interest expense resulting from the $11.0 million reduction in the average debt balance outstanding and lower interest rates on new debt and amendments to existing debt.

      Interest Income. Interest income increased $9,000 to $32,000 for the three months ended September 30, 2003 from $23,000 for the three months ended September 30, 2002. The period over period increase is related to an increase in interest income resulting from a $5.0 million note receivable from our Chief Executive Officer, which began accruing interest in September 2002.

      Net Loss. Net loss was $10.8 million for the three months ended September 30, 2003 as compared to a net loss of $9.4 million for the three months ended September 30, 2002. The net loss is primarily the result of insufficient revenues to cover our operating and interest expenses. We expect to generate net losses until we reach required levels of monthly revenues.

Results of Operations for the Six Months Ended September 30, 2003 as Compared to the Six Months Ended September 30, 2002

      Revenue. Data center — services revenue increased $2.0 million, or 44.1%, to $6.5 million for the six months ended September 30, 2003 from $4.5 million for the six months ended September 30, 2002. The increase in data center — services revenue was primarily growth in our deployed customer base from 55 customers as of September 30, 2002 to 119 customers as of September 30, 2003. Data center revenue — other of $492,000 for the six months ended September 30, 2003 consisted of revenue from the procurement and installation of equipment and the procurement of connectivity under a U.S. Federal government contract. The increases in total data center revenues were partially offset by a reduction in our development, management and construction contracts revenue of approximately $3.1 million. As a result, total revenue decreased $1.4 million, or 15.6% to $7.5 million for the six months ended September 30, 2003 from $8.9 million for the six months ended September 30, 2002.

      For the six months ended September 30, 2003 and 2002, approximately 99% and 97%, respectively, of our revenues were generated in the United States. The remainder of our revenues for the period consisted of non-recurring services billed to NAP of the Americas — Madrid and revenues generated from our NAP in Brazil. For the six months ended September 30, 2003, approximately 93% of our total revenues were generated from data center operations. The remainder were related to technology construction work and management fees. For the six months ended September 30, 2002 approximately 63% of total revenues were generated from data center operations, approximately 36% were from real estate projects and technology construction work, and approximately 1% were from property and construction management.

      Total data center revenues, excluding termination fees, consists of colocation services, such as leasing of space and provisioning of power; exchange point services, such as peering and interconnection; and managed and professional services, such as network management, procurement and installation of equipment and procurement of connectivity, managed router services, technical support and consulting. Colocation and exchange point services accounted for 82% and 77% of the data center revenues for the six months ended September 30, 2003 and 2002, respectively. Managed and professional services accounted for 18% and 13% of the data center revenues for the six months ended September 30, 2003 and 2002, respectively. We anticipate an increase in revenue from collocation and exchange point services as we add more customers to the NAP of the Americas, sell additional services to existing customers and introduce new products and services. We also expect managed and professional services to become an important source of revenue and increase as a percentage of data center revenues.

      Data center — contract termination fee was $292,000 for the six months ended September 30, 2003 and represents amounts received from one customer for the termination of their contracted services with the NAP of the Americas. As a result of this contract termination, we experienced a decrease in monthly recurring revenues of approximately $36,000. Contract termination fee was $1.1 million for the six months ended September 30, 2002 and represents amounts received from one customer for the termination of their contracted services with the NAP of the Americas. Contract termination fees are recognized upon contract termination when there are no remaining contingencies or obligations on our part.

      Development, commission and construction fees decreased $36,000 to $41,000 for the six months ended September 30, 2003 from $77,000 for the six months ended September 30, 2002. We do not expect any revenues from development, commission and construction fees in the future.

      Management fees decreased $11,000 to $107,000 for the six months ended September 30, 2003 from $118,000 for the six months ended September 30, 2002. The decrease is a result of our exiting the management of commercial and residential properties. The only facility we currently manage is TECOTA, the property in which the NAP of the Americas is located. We collect a monthly management fee from TECOTA equal to the greater of approximately $8,000 or 3% of cash collected by TECOTA. During the six months ended September 30, 2002, we managed two properties, one of which was TECOTA. Because we do not plan to manage properties other than TECOTA, we anticipate that management fees will not be a significant source of revenue in the future.

      Construction contract revenue decreased $3.0 million to $99,000 for the six months ended September 30, 2003 from $3.1 million for the six months ended September 30, 2002. During the six months ended September 30, 2003, we completed four construction contracts and, as of September 30, 2003, had three construction contracts in process. During the six months ended September 30, 2002, we completed five construction contracts and, as of September 30, 2002, we had one construction contract in process. The decrease in construction contract revenue is due to a decrease in the average revenue per contract, which decreased from $600,000 in the second quarter of fiscal year 2003 to $22,000 in the second quarter of fiscal year 2004. Due to our opportunistic approach to our construction business, we expect revenues from construction contracts to significantly fluctuate from quarter to quarter. We anticipate focusing our efforts on obtaining construction contracts for projects related to technology infrastructure.

      Data Center Operations Expenses. Data center operations expenses increased $166,000, or 2.8%, to $6.0 million for the six months ended September 30, 2003 from $5.9 million for the six months ended September 30, 2002. Data center operations expenses consist mainly of rent, operations personnel, electricity, chilled water and security services. Data center — other includes costs related to the procurement and installation of equipment and the procurement of connectivity for customers. The period over period increase in total data center expenses is due to increases of $289,000 in personnel costs and $538,000 in costs related to the procurement and installation of equipment and procurement of connectivity under a U.S. Federal government contract. This increase was offset by a decrease of $231,000 in insurance and property taxes. The decrease in insurance and property taxes is due to a decrease in insurance premiums and a reduction in the taxable basis of certain property and equipment. The increase in payroll is mainly attributable to personnel added. The number of employees whose salaries are included in data center operations increased from 59 at September 30, 2002 to 64 at September 30, 2003. We anticipate that certain data center operations expenses, principally electricity, chilled water, payroll and costs related to managed services, will increase as we provide additional services to existing customers and introduce new products and services. Rent expense increased in November 2003 as a result of us leasing an additional 149,184 square feet of space in the third floor of TECOTA.

      Contract Construction Expenses. Contract construction expenses decreased $2.7 million to $109,000 for the six months ended September 30, 2003 from $2.8 million for the six months ended September 30, 2002. This decrease is a result of the decrease in number of construction contracts and average dollar amount of those projects as discussed above in “construction contract revenue.”

      General and Administrative Expenses. General and administrative expenses increased $1.0 million, or 15.4%, to $7.5 million for the six months ended September 30, 2003 from $6.5 million for the six months ended September 30, 2002. General and administrative expenses consist primarily of salaries and related expenses, professional service fees, rent and other general corporate expenses. The increase in general and administrative expenses is primarily due a stock-based compensation charge of $1.8 million, offset by decreases in payroll of $210,000, travel and entertainment of $193,000 and professional fees of $316,000. Effective July 22, 2003, Mr. Goodkind stepped down as our Executive Vice President and Chief Operating Officer and became a strategic advisor to our Chief Executive Officer. In connection with this modification to our employment relationship with Mr. Goodkind, we accelerated the vesting on his outstanding stock options and awarded him new stock options. As a result, we recognized a non-cash, stock-based compensation charge of approximately $1.8 million in the quarter ended September 30, 2003. The decrease in payroll is mainly due to a reduction in staff levels. The number of employees whose salaries are included in general and administrative expenses decreased from 49 for the six months ended September 30, 2002 to 46 for the six months ended September 30, 2003. The decreases in professional services and travel and entertainment are principally the result of an overall reduction in spending due to cost containment efforts.

      Sales and Marketing Expenses. Sales and marketing expenses decreased $500,000, or 25.0%, to $1.5 million for the three months ended September 30, 2003 from $2.0 million for the three months ended September 30, 2002. The significant components of sales and marketing expenses are payroll and benefits. The decrease in sales and marketing expenses is due to decrease in payroll of and sales commissions of $279,000 and decrease in investor relations of $220,800. The number of employees whose salaries are included in sales and marketing expenses were 24 as of September 30, 2002 and 19 as of September 30, 2003. During the six months ended September 30, 2002, we issued warrants valued at approximately $220,800 to a third party for investor relations services.

      Depreciation and Amortization Expense. Depreciation and amortization expense decreased $200,000 to $2.4 million for the six months ended September 30, 2003 from $2.6 million for the six months ended September 30, 2002. The decrease was due to reductions in property and equipment resulting primarily from impairment charges recorded during year ended March 31, 2003, which in turn decreased depreciation expense.

      Debt Restructuring. During the six months ended September 30, 2003, we incurred a non-cash gain of $8.5 million related to financing transactions whereby $21.6 million of our construction payables plus $1.0 million in accrued interest was converted to 30.1 million shares of our common stock with a $14.1 million market value upon conversion.

      Interest Expense. Interest expense decreased $100,000, or 1.6%, to $6.2 million for the six months ended September 30, 2003 from $6.3 million for the six months ended September 30, 2002. The slight decrease was due to the amortization of approximately $3.2 million related to the beneficial conversion feature on the issuance of convertible debentures issued in April 2003, mostly offset by a decrease in interest expense resulting from the $11 million reduction in the average debt balance outstanding and lower interest rates on new debt and amendments to existing debt.

      Interest Income. Interest income increased $4,000 to $56,000 for the six months ended September 30, 2003 from $52,000 for the six months ended September 30, 2002. The period over period increase is related to the increase in the average cash balances outstanding.

      Net Loss. Net loss was $7.9 million for the six months ended September 30, 2003 as compared to a net loss of $17.4 million for the six months ended September 30, 2002. The net loss is primarily the result of insufficient revenues to cover our operating and interest expenses. We expect to generate net losses until we reach required levels of monthly revenues.

Liquidity and Capital Resources

Liquidity

      From the time of the merger with AmTec through September 30, 2003, we have incurred net operating losses of approximately $210.5 million including approximately $82.6 million of losses related to discontinued operations. Our cash flows from operations for the six months ended September 30, 2003 and 2002 were negative and our working capital deficit was approximately $15.8 million and $39.0 million as of September 30, 2003 and March 31, 2003, respectively. Due to our recurring losses from operations, the uncertainty surrounding the anticipated increase in revenues and the lack of committed sources of additional debt or equity, substantial doubt exists about our ability to continue as a going concern.

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

      Our main sources of liquidity are cash and cash equivalents amounting to approximately $1.6 million as of October 31, 2003, anticipated collection of our fee of $3.8 million for the one-year exclusive rights granted to a developer for a TerreNAP Center in Australia, and our projected increase in monthly revenues from customer contracts.

      Based on customer contracts signed as of October 31, 2003, our monthly cash deficit from operations is approximately $1.0 million. This monthly cash deficit from operations excludes the impact of the exclusive rights fee payments we expect to receive for the development of the TerreNAP center in Australia. In order to eliminate this current monthly cash deficit from operations, the new monthly revenues required range from $1.6 million to $2.6 million. This range of new revenue depends on the mix of the services sold and their corresponding margin. We expect use of cash from operating activities for the quarter ended December 31, 2003 to range from $0.5 million to $1.5 million, which reflects the collection of the exclusive rights fees for the TerreNAP Center in Australia.

      We expect to increase our revenues based on existing contracts, including those with the U.S. Federal government and enterprises, and expected future contracts from potential customers currently in our sales pipeline. We have identified additional potential customers, including the Federal, state and local governments, and are actively offering available services to them. However, our projected revenues depend on several factors, some of which are beyond our control, including the rate at which our services are sold to the government sector and the commercial sector, the ability to retain our customer base, the willingness and timing of potential customers in outsourcing the housing and management of their technology infrastructure to us, the reliability and cost-effectiveness of our services and our ability to market our services.

      The NAP of the Americas currently occupies the entire second floor of TECOTA. In November 2003, we entered into an agreement to take additional space on the third floor of TECOTA. We plan to leverage the power and connectivity infrastructure that exists on the second floor to provide the same service on the third floor. Based on anticipated future contracts from potential customers currently in the sales pipeline, we will require approximately $3 to $4 million in additional debt or equity financing to build out the portion of the third floor necessary to service these customers.

      Our current liabilities as of September 30, 2003 amount to approximately $21.4 million, including approximately $11.7 million in debt maturing within one year and $5.2 million in accounts payable and accrued expenses. We intend to continue these efforts with our creditors and vendors. Currently, we do not have the cash on hand to meet these obligations. In the past, we have been able to work with creditors and vendors to continue to extend the terms of our debt and accounts payable. Because we anticipate that revenues will not be sufficient to pay principal on debt maturing within one year, we will need to extend the terms of our short-term debt. If we fail to extend the terms of our short-term debt or obtain adequate terms from our vendors, we will require additional financing.

      We plan to fund our business by increasing revenues and cash collections from customers and selling additional debt or equity securities. We also do not expect to fund any amounts under our guaranties. There can be no assurance that such financing will be available to us. Further, any additional equity financing may be dilutive to existing shareholders. If we need to obtain additional financing and fail to do so, it may have a material adverse effect on our ability to meet financial obligations and continue to operate.

Sources and uses of cash

      Cash used in operations for the six months ended September 30, 2003 was approximately $13.8 million compared to cash used in operations of $11.6 million for the six months ended September 30, 2002, an increase of $2.2 million. This increase was primarily due to payment of aged payables and principal and interest cash payments on our notes to financial institutions.

      Cash used in investing activities for the six months ended September 30, 2003 was $867,000 compared to cash used in investing activities of $1.0 million for the six months ended September 30, 2002, a decrease of $133,000. The decrease in the amount of cash used in investing activities is the result of the investment made in NAP de las Americas Madrid in the six months ended September 30, 2002.

      Cash provided by financing activities for the six months ended September 30, 2003 was $16.7 million compared to cash provided by financing activities of $13.2 million for the six months ended September 30, 2002, an increase of $3.5 million. For the six months ended September 30, 2003, cash provided by financing activities included $20.3 million of debt financing partially offset by $3.2 million in debt repayments. For the six months ended September 30, 2002, our cash provided by financing activities included $16.9 million of equity financing, partially offset by $3.6 million in payments of construction payables.

Debt and Equity Activity

      As of September 30, 2003, our total indebtedness, including interest, from notes payable, construction payables, capital lease obligations, convertible debt and Series H preferred stock was approximately $79.1 million.

      Our notes payable consists of:

September 30,
2003

Notes payable to unrelated parties:
Unsecured notes payable to SBP Investments, Inc. and Caerulea, Ltd., Principal and interest accruing at 10% due April 1, 2004. On April 30, 2003, $1,000,000 was converted to Subordinated Debentures	2,800,000
Unsecured note payable to Slivovitz Design Limited, Inc., interest accrues at 15%. Principal and interest due on April 1, 2004.	1,000,000
Unsecured notes payable to various individuals, interest ranges from 10% to 15%. Principal and interest due between December 2003 and March 2005.	855,537
Note payable to TotalBank, collateralized by certain assets of a director and certain of our shareholders. Interest accrues at 1% over prime, due on December 31, 2003.	392,930

Total notes payable to unrelated parties	5,048,467

September 30,
2003

Notes payable to related parties:
Note payable to Ocean Bank, collateralized by substantially all assets of the NAP of the Americas and a personal guaranty of the Chief Executive Officer. Amount includes $5.3 million of gain on debt restructuring to be amortized monthly to reduce interest expense over the life of the remaining debt	34,002,639
Unsecured note payable to Centre Credit Corporation, a corporation controlled by a shareholder, interest accrues at 15%. Principal and interest due on April 1, 2004.	1,600,000
Unsecured notes payable to certain of our executives and directors and corporations in which related parties have an interest, interest accrues at 13%. Principal and interest is due April 1, 2004. On April 30, 2003, $700,000 was converted to Subordinated Debentures	682,660

Total notes payable to related parties	36,285,299

41,333,766
Less: current portion of notes payable	8,904,915

Notes payable, less current portion	$32,428,851

      Ocean Bank Credit Facility: On September 5, 2001, we borrowed $48.0 million from Ocean Bank. The Ocean Bank credit facility is secured by all of our assets and allows for up to a $25.0 million junior lien position on the assets of our NAP of the Americas, Inc. subsidiary. To obtain the original loan, we paid a $720,000 commitment fee to Ocean Bank. The proceeds of the original credit facility was used to:

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

      Supra Group, Inc., the maker of the $9.5 million promissory note failed to pay but agreed on June 16, 2003 to assign the note and the debenture to Gigabyte, LLC, an entity newly formed by Paolo Amore, the son of Guillermo Amore, one of our directors. Two of our directors, Guillermo Amore and Miguel Rosenfeld, guaranteed payment and performance in accordance with the amended terms of the note. As of September 22, 2003, we had collected in full the promissory note. In connection with this transaction, we recognized a beneficial conversion feature of $9.5 million, based on the June 16, 2003 measurement date.

      Other: In August 2002, we modified the terms of a note payable to TotalBank. The maturity date was extended until December 2002 with some principal payments to be made monthly and the remaining principal and interest due at maturity. In conjunction with the modification and extension of this note, we issued 400,000 shares of our common stock valued at $180,000 to a shareholder who formerly guaranteed the note. On March 31, 2003, we entered into a forbearance agreement with TotalBank and modified the terms of our note. Under the modified agreement terms, we made principal payments of $100,000 and $125,000 in April 2003 and May 2003, respectively, and TotalBank retained the right to enforce accelerated remedies if we default on the modified note. We are also required to make seven consecutive monthly principal payments of $25,000 commencing on June 1, 2003, with interest on the outstanding balance to be paid monthly, and a balloon payment on or before December 31, 2003, representing full and final payment of outstanding principal and accrued interest. We have made all required payments under the forbearance agreement. As of September 30, 2003, the principal balance of the note was $392,178.

      As of September 30, 2003, we had not paid approximately $566,000 relating to a lease. We have negotiated a payment plan with the vendor providing for partial payments.

      Between April 2003 and September 2003, we borrowed an aggregate of $750,000 of short-term debt bearing interest between at 10%. During the same period, we repaid $1,578,000 of our short-term debt.

      On October 30, 2002, we entered into an agreement with Mr. Arturo Ehrlich to assist us in raising capital. We issued warrants to purchase 1.2 million shares of our common stock at $0.75 per share to Mr. Ehrlich together with a cash payment of $180,000 as an advance for future expenses. Mr. Ehrlich is a director of SBP Investments, Inc., a corporation that lent us $3.0 million in October 2002.

Guaranties and Commitments

      The Technology Center of the Americas, LLC, (“TECOTA”), an entity in which we have a 0.84% membership interest, owns the building that leases the space to us for the NAP of the Americas under a 20 year lease. The construction of TECOTA was funded with $48.0 million in equity and $35.4 million in construction financing from a consortium of banks. We guaranteed this construction financing during development and construction of TECOTA. After TECOTA was built, some of the banks released us from their portion of the guarantee, the result of which was to reduce the guarantee to $5.5 million. As of September 30, 2003, the TECOTA debt outstanding under the construction loan was $35.4 million. We do not expect to fund any amounts under our guaranty.

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

      The following table represents the minimum future operating and capital lease payments for these commitments, as well as the combined aggregate maturities for the following obligations for each of the twelve months ended September 30:

	Capital Lease	Operating	Notes	Convertible
	Obligations	Leases	Payable	Debt	Total

2004	2,255,767	4,662,489	8,904,915	2,750,000	18,573,171
2005	497,088	5,752,082	2,142,539	—	8,391,709
2006	15,532	7,054,511	30,246,796	29,796,667	67,113,506
2007	11,229	7,899,678	39,516	—	7,950,423
2008	—	7,700,207	—	—	7,700,207
Thereafter	—	167,800,376	—	—	167,800,376

	2,779,616	200,869,343	41,333,766	32,546,667	277,439,392

New Accounting Pronouncements

      In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement requires that an issuer classify financial instruments which are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The impact of the Company’s adoption of SFAS 150 on its consolidated financial statements was to present Series H redeemable preferred stock as a liability.

      In March 2003, the FASB reached a consensus on Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. The consensus provides guidance on the accounting for multiple element revenue arrangements. It also provided guidance on how to separate multiple element revenue arrangements into its separate units of accounting and how to measure and allocate the arrangement’s total consideration to each unit. The effective date of EITF 00-21 is for revenue arrangements entered into in fiscal periods (interim or annual) beginning after June 15, 2003. The Company’s adoption of EITF 00-21 as of July 1, 2003 has not impacted its consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” This interpretation clarifies consolidation requirements for variable interest entities. It establishes additional factors beyond ownership of a majority voting interest to indicate that a company has a controlling financial interest in an entity (or a relationship sufficiently similar to a controlling financial interest that it requires consolidation). This interpretation applies immediately to variable interest entities created or obtained after January 31, 2003 and must be retroactively applied to holdings in variable interest entities acquired before February 1, 2003 in interim and annual financial statements issued for periods ending after December 15, 2003. NAP de las Americas-Madrid S.A. is a variable interest entity but our current relationship indicates that it does not require consolidation. The Company’s maximum related exposure to loss is approximately $500,000 at September 30, 2003. Management does not expect that the adoption of FIN 46 to have a significant impact in the Company’s consolidated financial position or result of operations.

      In April 2002, the FASB approved SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” In addition to rescinding SFAS 4, 44, and 64 and amending SFAS 13, SFAS 145 establishes a financial reporting standard for classification of extinguishment of debt in the financial statements in accordance with APB 30. SFAS 145 is effective for the Company’s fiscal year ended March 31, 2004. Management does not expect the adoption of SFAS 145 to have a material effect on the Company’s financial position. However, SFAS 145 had an impact on the presentation of the results of operations for the six months ended September 30, 2003 (see Note 5)

Forward Looking-Information

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

Risk Factors

      Our recurring losses from operations and the lack of committed sources of additional debt or equity to support working capital deficits raises substantial doubt about our ability to continue as a going concern. From the time of our merger with AmTec through September 30, 2003, we have incurred net operating losses of approximately $210.5 million. Our cash flows from operations for the three months ended September 30, 2003 and 2002 were negative and our working capital deficit was approximately $15.8 million and $39.0 million as of September 30, 2003 and March 31, 2003, respectively.

      As of October 31, 2003, our main sources of liquidity are cash and cash equivalents of approximately $1.6 million and the anticipated collection of our fee of $3.8 million for the one year exclusive rights granted to a developer for a TerreNap Center in Australia. We plan to fund our business by increasing revenues and cash collections from customers and selling additional debt or equity securities. There can be no assurances that we will increase revenues or additional financing will be available, or that, if available the financing will be obtainable on terms acceptable to us or that any additional financing would not be substantially dilutive to existing shareholders. If we are unsuccessful in increasing revenues, decreasing expenses or extending the maturity of our obligations, we will need additional debt or equity financing by April 2004.

      We have significant debt service obligations which will require the use of a substantial portion of our available cash. As of September 30, 2003, our total liabilities were approximately $90.4 million, obligations guaranteed by us were $10.1 million and our total shareholders’ deficit was $19.0 million. For each of the twelve months ended September 30, 2004 and 2005, our total future lease payments and maturities of debt obligations are $18.6 million and $8.4 million, respectively. Currently, we do not have sufficient cash to meet these obligations.

      We are obligated to make principal and interest payments on our credit facility with Ocean Bank each year until it matures in 2006. Additionally, $65.6 million of our credit facilities mature in 2006. Each of these obligations requires significant amounts of liquidity. We may need additional capital to fund those obligations. Our ability to arrange financing and the cost of this financing will depend upon many factors, including:

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

      If we do not locate financial or strategic partners, we may have to delay or abandon expansion plans. Expenditures commence well before a TerreNAP Center opens, and it may take an extended period to approach break-even capacity utilization. It takes a significant period of time to select the appropriate location for a new TerreNAP Center, construct the necessary facilities, install equipment and telecommunications infrastructure and hire operations and sales personnel. As a result, we expect that individual TerreNAP Centers will experience losses for more than one year from the time they are opened. As a part of our TerreNAP Center strategy, we intend to rely on third-party financial or strategic partners to fund the development costs. If we are unable to establish these third-party relationships, we may delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities, making it difficult for us to generate additional revenue and to respond to competitive pressures.

      Brazilian political and economic conditions may have an adverse impact on our operations. We commenced operations in Brazil in February 2002. The Brazilian government has frequently intervened in the Brazilian economy and occasionally makes drastic changes in policy. The Brazilian government’s actions to control inflation and effect other policies have often involved wage and price controls, currency devaluations, capital controls and limits on imports, among other things. Luiz Inacio Lula da Silva, the left-wing candidate, was elected president of Brazil on October 27, 2002. The economic and fiscal policies of Mr. Lula da Silva could have an adverse effect on the Brazilian economy and our results of operations. Our business, financial condition and results of operations in Brazil may be adversely affected by changes in policy involving factors outside our control, such as:

•	monetary and fiscal policies

•	currency fluctuations

•	energy shortages

•	other political, social and economic developments affecting Brazil

      In early 1999, the Brazilian government allowed the real to float freely, resulting in a significant devaluation against the U.S. dollar. Since that time, Brazil’s currency has experienced further significant devaluations against the U.S. dollar. The devaluation of the real and the decline in growth in the Brazilian economy have been caused in part by the continued recession in the region, a general economic aversion to emerging markets by foreign direct and financial investors and the overall decline in the worldwide economy.

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

      Potential customers may be unwilling to contract with us based on our financial condition. A customer’s decision to purchase services at a TerreNAP Center typically involves a significant commitment of resources and will be influenced by, among other things, the customer’s confidence in our financial strength.

      We anticipate that an increasing portion of our revenues will be from contracts with agencies of the united states government, and uncertainties in government contracts could adversely affect our business. Generally, U.S. Government contracts are subject to oversight audits by government representatives, to profit and cost controls and limitations, and to provisions permitting modification or termination, in whole or in part, without prior notice, at the government’s convenience. In some cases, government contracts are subject to the uncertainties surrounding congressional appropriations or agency funding. Government contracts are subject to specific procurement regulations. Failure to comply with these regulations and requirements could lead to suspension or debarment from future government contracting for a period of time.

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

      (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

      (b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

      We held our 2003 Annual Meeting of Stockholders on September 8, 2003. The holders of 243,327,160 shares of stock were entitled to vote at the meeting.

      At our 2003 Annual Meeting of Stockholders, our stockholders met to consider and vote upon the following four proposals: (1) a proposal to elect the directors of the Company to hold office for a one year term or until their successors are elected and qualified; (2) a proposal to approve the amendment to our Amended and Restated Certificate of Incorporation to increase the number of shares of authorized common stock; and (3) a proposal to approve the amendment to our 2000 Stock Option Plan to increase the number of shares of common stock covered by the plan.

      Proposal 1: The following eleven individuals were elected as Directors of the Company to hold office until their successors are elected and qualified.

	FOR	WITHHELD

Manuel D. Medina	241,806,612	1,502,548
Guillermo Amore	241,820,126	1,507,034
Timothy Elwes	242,785,535	541,625
Antonio S. Fernandez	243,167,240	159,920
Fernando Fernandez-Tapias	243,167,540	159,920
Jose Maria Figueres-Olsen	243,165,740	161,420
Arthur L. Money	242,862,240	464,920
Marvin S. Rosen	243,162,840	164,320
Miguel J. Rosenfeld	242,785,135	542,025
Rodolfo A. Ruiz	242,787,935	539,225
Joseph R. Wright, Jr.	241,824,306	1,502,854

      Proposal 2: The proposal to approve the amendment to our Amended and Restated Certificate of Incorporation to increase the number of shares of authorized common stock from 400,000,000 to 500,000,000 was approved as follows:

FOR	AGAINST	VOTES TO ABSTAIN

241,668,840	1,407,553	251,164

      Proposal 3: The proposal to approve the amendment to our 2000 Stock Option Plan to increase the number of shares of common stock covered by the plan from 5,000,000 to 10,000,000 was approved as follows:

FOR	AGAINST	VOTES TO ABSTAIN

239,981,403	3,179,112	166,645

Item 6.	Exhibits and Report on Form 8-K.

      (a) The following exhibits, which are furnished with this Quarterly Report or incorporated herein by reference, are filed as part of this Quarterly Report.

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

      (b) No reports were filed on Form 8-K during the quarter of the fiscal year ended September 30, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERREMARK WORLDWIDE, INC.

By:	/s/ MANUEL D. MEDINA

Manuel D. Medina
Chairman of the Board, President
and Chief Executive Officer (Principal
Executive Officer)

Date: November 14, 2003

By:	/s/ JOSE A. SEGRERA

Jose A. Segrera
Executive Vice President and Chief
Financial Officer (Principal Accounting
Officer)

Date: November 14, 2003