Form 10-K/A
period 2003-03-31
TERREMARK WORLDWIDE INC
filed 2003-12-24
CIK 912890

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

      Joseph R. Wright, Jr. has served as our Vice Chairman of the Board since April 28, 2000. Prior to that, Mr. Wright served as Chairman of the Board from May 1995 to April 2000, when Terremark Holdings, Inc. concluded a reverse merger into Amtec Inc., a telecommunications company of which he was Chairman and Chief Executive Officer. Mr. Wright currently is President and Chief Executive Officer of PanAmSat, a global provider of satellite-based communication services. He is also a director of The Titan Corporation. Mr. Wright also served as Chairman of the Board of GRC International, Inc., a United States public company that provides technical information technology support to government and private entities, from 1996 to 2000. He is also Co-Chairman of Baker & Taylor Holdings, Inc., an international book and video distribution company, and Vice Chairman of Jefferson Consulting Group, a Washington D.C. consulting firm. From 1989 to 1994, Mr. Wright served as Executive Vice President, Vice Chairman and Director of W.R. Grace & Co., an international chemicals and health care company, President of Grace Energy Corporation and Chairman of Grace Environmental Company. From 1982 to 1989, Mr. Wright held the positions of Director and Deputy Director of the Office of Management and Budget, The White House, and was a member of President Reagan’s cabinet. Before 1982, he served as Deputy Secretary, United States Department of Commerce, President of Citicorp Retail Services and Retail Consumer Services, held posts in the United States Department of Agriculture and the United States Department of Commerce, and was Vice President and Partner of Booz Allen & Hamilton, a management consulting firm.

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

					Potential Realizable
					Value At Assumed
					Annual Rates Of
					Stock Price
					Appreciation For
Individual Grants					Option Term(1)

	Number of	Percent of Total
	Securities	Options Granted	Exercise
	Underlying Options	to Employees in	Price	Expiration
Name	Granted (#)	Fiscal Year	($/Sh)	Date	5% ($)	10% ($)

Manuel D. Medina	—	—	—	—	—	—
Brian K. Goodkind	115,000 (2)	4.9%	0.51	04/2/12	36,885	93,473
Jose A. Segrera	100,000 (3)	4.3%	0.51	04/2/12	32,074	81,281
Jose E. Gonzalez	75,000 (3)	3.2%	0.51	04/2/12	24,055	60,961

(1)	These amounts are based on assumed appreciation rates of 5% and 10% set by the Securities and Exchange Commission rules and are not intended to forecast possible future appreciation, if any, of our stock price.
(2)	The options became fully exercisable on July 22, 2003.
(3)	The options become exercisable in accordance with the following vesting schedule: one-third of the shares vests as of the first anniversary of the date of grant, one-third vests as of the second anniversary of the date of grant, and one-third vests as of the third anniversary of the date of grant.

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

Compensation of Directors

      We maintain a policy of compensating our directors using stock option grants. Upon their election as a member of our board of directors, each of our directors received 100,000 stock options. Our employee directors receive the same compensation as our non-employee directors. The options granted to our directors vest as follows: options to purchase one-third of the shares vest as of the date of grant, one-third vests as of the first anniversary of the date of grant, and one-third vests as of the second anniversary of the date of grant. We reimburse our directors for all out-of-pocket expenses incurred in the performance of their duties as directors. We currently do not pay fees to our directors for attendance at meetings.

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

	Amount and Nature of		Percent of
Name of Beneficial Owner	Beneficial Ownership(1)		Class

Common Stock:
Manuel D. Medina	44,598,615	(2)	13.8
Joseph R. Wright, Jr.	4,738,459	(3)	1.5
Guillermo Amore	3,781,034	(4)	1.2
Miguel J. Rosenfeld	2,586,855	(5)	*
Marvin S. Rosen	1,362,150	(6)	*
Brian K. Goodkind	492,538	(7)	*
Jose Maria Figueres-Olsen	300,000	(8)	*
Joel Schleicher	240,000	(9)	*
Jose A. Segrera	200,001	(10)	*
Timothy Elwes	200,000	(8)	*
Jose E. Gonzalez	196,167	(11)	*
Fernando Fernandez-Tapias	34,000	(12)	*
Arthur L. Money	34,000	(12)	*
CRG, LLC	28,133,334	(13)	9.2
Ocean Bank	20,000,000	(14)	6.5
Vistagreen Holdings (Bahamas) Ltd.	29,909,128	(15)	9.8
Paradise Stream (Delaware) LLC	25,000,000	(15)	8.2
All directors and executive officers as a group (14 persons)	56,726,994		18.1
Series G Preferred Stock:
Communications Investors Group	2,036,825	(16)	*
Series H Preferred Stock:
One Vision Worldwide, LLC	294,000	(17)	*

*	Less than one percent.

(1)	For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Exchange Act; the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of the Exchange Act. Under the rules of the Securities and Exchange Commission, a person is deemed to be a “beneficial owner” of a security he or she has or shares the power to vote or direct the voting of such security or the power to dispose of or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security.
(2)	Includes 200,000 shares of common stock underlying options and 889,277 shares of common stock underlying convertible debentures. As reported in Mr. Medina’s Schedule 13D, and any amendments thereto, filed with the Securities and Exchange Commission on October 4, 2002, these include 7,021,682 shares as to which Mr. Medina has sole voting power but does not have dispositive power. Includes shares of common stock which may be acquired upon conversion of the Series G Preferred Stock held by Communications Investors Group, an entity in which Mr. Medina is a partner and holds a 50% interest.
(3)	Includes 3,400,000 shares of common stock underlying options and 10,000 shares owned by Mr. Wright’s sibling, over which Mr. Wright has investment control. Does not include 50,000 shares held in trust for the benefit of Mr. Wright’s grandchildren, with respect to which Mr. Wright disclaims beneficial ownership.

(4)	Includes 167,000 shares of common stock underlying options, 1,131,807 shares of common stock underlying convertible debentures, and 10,000 shares owned by Mr. Amore’s sibling, over which Mr. Amore has investment control. Also includes 610,909 shares of common stock held by a trust, with respect to which Mr. Amore disclaims beneficial ownership except to the extent of his pecuniary interest therein. Does not include 1,745,550 shares held in a trust for the benefit of Mr. Amore’s grandchildren, with respect to which Mr. Amore disclaims beneficial ownership.
(5)	Includes 200,000 shares of common stock underlying options and 1,137,208 shares held indirectly by Mr. Rosenfeld. Does not include 58,105 shares held by Mr. Rosenfeld’s children and mother, with respect to which Mr. Rosenfeld disclaims beneficial ownership.
(6)	Includes 245,000 shares of common stock underlying options and 205,810 shares underlying convertible debentures.
(7)	Includes 288,334 shares of common stock underlying options.
(8)	Includes 200,000 shares of common stock underlying options.
(9)	Includes 240,000 shares of common stock underlying options.

(10)	Includes 200,001 shares of common stock underlying options.
(11)	Includes 191,667 shares of common stock underlying options.
(12)	Includes 34,000 shares of common stock underlying options.
(13)	As reported in CRG, LLC’s Schedule 13D, and any amendments thereto, filed with the Securities and Exchange Commission on May 9, 2003. Christian Altaba is the manager and sole member of CRG, LLC. Christian Altaba is deemed the beneficial owner of the shares held by CRG, LLC.
(14)	The address of the beneficial owner is 780 N.W. 42nd Avenue, Miami, Florida 33126.
(15)	The address of the beneficial owner is P.O. Box N-65, Charlotte House, Charlotte Street, Nassau, Bahamas. Francis Lee is the natural person deemed to be the beneficial owner of the shares held by this entity.
(16)	Represents 20 shares of Series G Convertible Preferred Stock which are convertible into 2,036,825 shares of common stock. The partners of Communications Investors Group are Manuel D. Medina and Andres Altaba, each of whom has a 50% interest.
(17)	Represents 294 shares of Series H Convertible Preferred Stock which are convertible into 294,000 shares of common stock. Jose Navalon is the natural person with voting and investment control over the shares.

Equity Compensation Plan Information

      This table summarizes share and exercise price information about our equity compensation plans as of March 31, 2003.

	Number of Securities
	To Be Issued Upon	Weighted Average	Number of Securities
	Exercise of	Exercise Price of	Available for Future
	Outstanding Options,	Outstanding Options,	Issuance Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by security holders	14,608,951	$1.6862	4,391,049
Equity compensation plans not approved by security holders	900,000	$0.6700	N/A

      Some of our options to purchase common stock have been issued outside of our stock option plans and have not been approved by our shareholders. On October 19, 2001, our board of directors approved the grant of options to purchase 100,000 shares of our common stock at $0.67 per share to each of the then nine members of our board of directors. All of the options immediately vested and are exercisable. The options expire on October 19, 2011.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of December 2003.

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

Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MANUEL D. MEDINA Manuel D. Medina	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	December 24, 2003

/s/ GUILLERMO AMORE Guillermo Amore	Director	December 24, 2003

/s/ TIMOTHY ELWES Timothy Elwes	Director	December 24, 2003

Fernando Fernandez-Tapias	Director

/s/ JOSÉ MARIA FIGUERES-OLSEN José Maria Figueres-Olsen	Director	December 24, 2003

/s/ HON. ARTHUR L. MONEY Hon. Arthur L. Money	Director	December 24, 2003

/s/ MARVIN S. ROSEN Marvin S. Rosen	Director	December 24, 2003

/s/ MIGUEL J. ROSENFELD Miguel J. Rosenfeld	Director	December 24, 2003

/s/ JOEL A. SCHLEICHER Joel A. Schleicher	Director	December 24, 2003

/s/ JOSEPH R. WRIGHT, JR. Joseph R. Wright, Jr.	Director	December 24, 2003

/s/ JOSÉ A. SEGRERA José A. Segrera	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	December 24, 2003