Form 10-Q/A
period 2003-06-30
TERREMARK WORLDWIDE INC
filed 2003-12-24
CIK 912890

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

                                TABLE OF CONTENTS

PART I        FINANCIAL INFORMATION

ITEM 4        Controls and Procedures

SIGNATURES

ITEM 4. CONTROLS AND PROCEDURES


      (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(3) or 15d(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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