Form 10-Q
period 2003-12-31
TERREMARK WORLDWIDE INC
filed 2004-02-17
CIK 912890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-22520

Terremark Worldwide, Inc

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-1981922
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

2601 S. Bayshore Drive, Miami, Florida 33133

(Address of Principal Executive Offices, Including Zip Code)

Registrant’s telephone number, including area code:

(305) 856-3200

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.     Yes ☑          No ☐

      The registrant had 311,059,315 shares of common stock, $0.001 par value, outstanding as of January 31, 2004.

i

Item 1.     Financial Statements

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2003	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,039,291	$1,408,190
Accounts receivable, net of allowance for doubtful accounts of $136,108 and $120,340	1,114,210	494,736
Contracts receivable	106,217	29,204
Other assets	1,037,203	—

Total current assets	5,296,921	1,932,130
Investment in unconsolidated entities, net	823,789	827,667
Restricted cash	789,476	768,905
Property and equipment, net	52,899,847	54,482,964
Other assets	821,694	1,589,977
Goodwill	9,999,870	9,999,870

Total assets	$70,631,597	$69,601,513

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of notes payable (includes $4,160,779 and $138,000 due to related parties)	$9,029,914	$1,464,963
Construction payables	1,001,102	22,012,162
Accounts payable and accrued expenses	5,914,054	8,434,373
Current portion of capital lease obligations	2,347,715	2,477,467
Interest payable	1,712,968	4,492,805
Net liabilities of discontinued operations	446,911	1,199,531
Convertible debt	2,750,000	900,000

Total current liabilities	23,202,664	40,981,301
Notes payable, less current portion (includes $31,715,472 and $4,100,000 due to related parties)	31,843,286	56,174,938
Convertible debt, with a face value of 35,498,000 and 14,005,000 (includes $3,785,000 and $3,450,000 due to related parties)	31,878,953	14,005,000
Deferred rent	5,549,552	2,610,623
Capital lease obligations, less current portion	359,964	762,470
Deferred revenue	5,097,620	971,150
Series H redeemable convertible preferred stock: $.001 par value, 294 shares issued and outstanding	579,220	556,729

Total liabilities	98,511,259	116,062,211

Commitments and contingencies
Series G convertible preferred stock: $.001 par value, 20 shares issued and outstanding	1	1
Common stock: $.001 par value, 500,000,000 shares authorized; 310,531,127 and 256,276,864 shares issued	310,531	256,277
Paid in capital	204,244,815	169,204,208
Accumulated deficit	(231,353,469)	(214,324,140)
Common stock warrants	2,373,085	1,857,581
Common stock options	1,545,375	1,545,375
Note receivable — related party (Note 5)	(5,000,000)	(5,000,000)

Total stockholders’ deficit	(27,879,662)	(46,460,698)

Total liabilities and stockholders’ deficit	$70,631,597	$69,601,513

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months		For the Three Months
	Ended December 31,		Ended December 31,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Revenues
Data center	$11,834,820	$8,131,306	$4,591,996	$2,557,260
Development, commission and construction fees	41,081	171,441	—	94,621
Management fees	150,800	151,902	43,730	34,326
Construction contracts	328,336	3,253,356	229,364	146,505

Operating revenues	12,355,037	11,708,005	4,865,090	2,832,712

Expenses
Data center operations, excluding depreciation	11,170,512	8,630,949	4,664,026	2,767,525
Construction contract expenses, excluding depreciation	337,613	2,905,335	228,957	134,021
General and administrative	10,325,328	9,581,708	2,855,910	3,103,165
Sales and marketing	2,348,849	2,968,036	815,539	989,034
Depreciation and amortization	3,570,569	3,905,602	1,218,886	1,340,381
Impairment of long-lived assets	—	1,350,000	—	1,000,000

Operating expenses	27,752,871	29,341,630	9,783,318	9,334,126

Loss from operations	(15,397,834)	(17,633,625)	(4,918,228)	(6,501,414)

Other income (expense)
Gain on debt restructuring	8,475,000	—	—	—
Inducement on debt conversion	—	(4,871,245)	—	(4,871,245)
Interest expense	(10,476,408)	(9,106,006)	(4,265,856)	(2,832,324)
Dividend on preferred stock	(22,491)	(22,491)	(7,497)	(7,497)
Interest income	100,615	88,663	44,886	36,312
Other	291,789	(24,462)	(5,043)	(2,385)

Total other income (expenses)	(1,631,495)	(13,935,541)	(4,233,510)	(7,677,139)

Loss before income taxes	(17,029,329)	(31,569,166)	(9,151,738)	(14,178,553)
Income taxes	—	—	—	—

Net loss	$(17,029,329)	$(31,569,166)	$(9,151,738)	$(14,178,553)

Basic and diluted net loss per common share:	$(0.06)	$(0.14)	$(0.03)	$(0.06)

Weighted average common shares outstanding	303,030,798	220,864,593	308,875,973	232,737,770

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Stockholders’ Deficit (Unaudited)

		Common Stock
		Par Value $.001
				Additional	Common	Common	Note
	Preferred	Issued		Paid-in	Stock	Stock	Receivable	Retained
	Stock	Shares	Amount	Capital	Warrants	Options	Related Party	Deficit

Balance at March 31, 2003	1	256,276,864	$256,277	$169,204,208	$1,857,581	$1,545,375	$(5,000,000)	$(214,324,140)

Conversion of debt	—	50,537,746	50,538	23,752,772	—	—	—	—
Exercise of stock options	—	55,001	55	28,565	—	—	—	—
Warrants issued	—	—	—	(177,750)	546,050	—	—	—
Exercise of warrants	—	9,500	9	8,521	(3,971)	—	—	—
Warrants expired	—	—	—	26,575	(26,575)	—	—	—
Beneficial conversion feature on issuance of convertible debentures	—	—	—	9,500,000	—	—	—	—
Stock options issued				1,905,576
Common stock issued		3,652,016	3,652	(3,652)
Net loss	—	—	—	—	—	—	—	(17,029,329)

Balance at December 31, 2003	1	310,531,127	$310,531	$204,244,815	$2,373,085	$1,545,375	$(5,000,000)	$(231,353,469)

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
December 31, 2003

	For the Nine Months Ended
	December 31,

	2003	2002

	Unaudited
Cash flows from operating activities:
Net loss	$(17,029,329)	$(31,569,166)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of long-lived assets	3,570,569	3,905,602
Amortization of beneficial conversion feature on issuance of convertible debentures	5,880,953	—
Amortization of loan costs and other	110,002	1,269,010
Provision for bad debt	167,135	137,068
Impairment of long-lived assets	—	1,350,000
Stock-based compensation	1,905,576	—
Inducement on debt conversion expense	—	4,871,245
Gain on debt restructuring	(8,475,000)	—
(Increase) decrease in:
Accounts receivable	(786,609)	207,941
Contracts receivable	(77,013)	1,293,567
Other assets	(156,953)	(437,576)
Increase (decrease) in:
Accounts payable and accrued expenses	(2,520,317)	92,348
Interest payable	(1,773,871)	1,565,389
Deferred revenue	4,126,470	100,503
Net assets/liabilities of discontinued operations	(752,620)	181,917
Deferred rent	2,938,929	367,928

Net cash used in operating activities	(12,872,078)	(16,664,224)

Cash flows from investing activities:
Restricted cash	(20,571)	(11,332)
Purchase of property and equipment	(1,818,632)	(916,944)
Investment in unconsolidated entities	3,878	(194,265)

Net cash used in investing activities	(1,835,325)	(1,122,541)

Cash flows from financing activities:
(Payments) borrowings of construction payables	591,283	(3,274,388)
New borrowings	750,000	7,181,220
Payments on loans	(2,629,358)	(2,055,999)
Issuance of convertible debt	19,550,000	—
Payments on convertible debt	(1,407,000)	—
Payments under capital lease obligations	(532,258)	(744,412)
Exercise of stock options and warrants	15,837	9,180
Sale of common stock and warrants	—	16,947,789

Net cash provided by financing activities	16,338,504	18,063,390

Net increase in cash	1,631,101	276,625
Cash and cash equivalents at beginning of period	1,408,190	283,078

Cash and cash equivalents at end of period	$3,039,291	$559,703

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

1.     Business and Organization

      Terremark Worldwide, Inc. (together with its subsidiaries, the “Company”) operates facilities located in Florida, California and Sao Paulo from which the Company assist users of the Internet and large communications networks in communicating with other users and networks. The Company’s primary facility is the NAP of the Americas located in Miami, Florida, a carrier-neutral Tier-1 network access point (the “NAP”) in Miami, Florida. The NAP provides exchange point, colocation and managed services to carriers, Internet service providers, network service providers, government entities, multinational enterprises and other end users. The Company’s strategy is to leverage its concentration of connectivity and carrier-neutral status to sell services to customers within and outside of the Company’s TerreNAP Data Centers.

      Prior to April 2000, the Company was engaged in the development, sales, leasing, management and financing of retail, high-rise office buildings, mixed-use projects, condominiums, hotels and government-assisted housing. The Company was also involved in a number of ancillary businesses that complemented its development operations. Specifically, the Company engaged in offering financial services, property management, construction management, condominium hotel management, residential and commercial leasing brokerage, and advisory services. By March 31, 2002, the Company had exited non-core real estate activities, real estate development, property management, financing and the ancillary businesses that complimented these real-estate development operations. The Company’s remaining real estate activities include technology construction work and management of the property where the NAP of the Americas is located.

2.     Liquidity

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities and commitments in the normal course of business. From April 28, 2000 through December 31, 2003, the Company has incurred net operating losses of approximately $219.7 million, including approximately $82.6 million of losses related to discontinued operations. The Company’s cash flows from operations for the nine months ended December 31, 2003 and 2002 were negative and its working capital deficit was approximately $17.9 million and $39.0 million as of December 31, 2003 and March 31, 2003, respectively. Due to recurring losses from operations and the lack of committed sources of additional debt or equity to support working capital deficits, substantial doubt exists about the Company’s ability to continue as a going concern.

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

      The Company’s primary sources of liquidity are cash and cash equivalents amounting to approximately $2.1 million as of January 31, 2004.

      Based on customer contracts signed as of January 31, 2004, the Company’s monthly cash deficit from operations is approximately $1.0 million. In order to eliminate this current monthly cash deficit from operations, the new monthly revenues required range from $1.6 million to $2.6 million. This range of new revenue depends on the mix of the services sold and their corresponding margin.

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

      On November 4, 2003, the Company entered into an agreement to lease an additional 149,184 square feet of space in the third floor of TECOTA, the property in which the NAP of the Americas is located, and extend the Company’s existing lease in the second floor of the same property to co-terminate with the third floor lease on May 31, 2025. This additional space allows the Company to customize build-outs for large customers. Under the terms of the lease agreement, monthly base rent payments for the third floor space of approximately $200,000 will commence in April 2005. Effective June 1, 2006 and 2009, annual base rent for the third floor will increase to approximately $3.0 million and $3.5 million, respectively, with annual 2.5% increases thereafter. The Company is currently building out a portion of the third floor. Based on existing and anticipated future contracts from potential customers currently in the sales pipeline, the Company will require approximately $3 to $4 million in additional debt or equity financing to complete the build out of the portion of the third floor necessary to service these customers. The build out has commenced and it is anticipated that it will be completed in 2004. If the Company is unsuccessful in obtaining additional debt or equity financing, it plans on negotiating payment terms with the contractors for the build out. These payment terms may restrict the Company’s ability to engage in some activities.

      The Company’s current liabilities as of December 31, 2003 are approximately $23.2 million, including approximately $14.1 million in debt and capital lease obligations maturing within one year and $5.9 million in accounts payable and accrued expenses. Currently, the Company does not have the cash to meet these obligations. The Company further anticipates that revenues will not be sufficient to make principal payments on debt maturing within one year.

      In the past the Company has been able to work with lenders and vendors to continue to extend the terms of the debt and accounts payable. The Company intends to continue these efforts. The Company further plans to fund the business by increasing revenues and cash collections from customers and by selling additional debt or equity securities. Financing may not be available. Further, any additional equity financing may be dilutive to existing shareholders. If the Company is unsuccessful in obtaining additional financing, extending the terms of the Company’s maturing debt or negotiating payment terms with creditors, the Company will curtail activities. In addition, some of the creditors may pursue legal rights against the Company. The Company also does not expect to fund any amounts under the Company’s guaranties.

3.     Summary of Significant Accounting Policies

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for complete annual financial statements. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair presentation of the results for the interim periods presented. Operating results for the quarter ended December 31, 2003 may not be indicative of the results that may be expected for the year ending March 31, 2004. Amounts as of March 31, 2003, included in the condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date.

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

Significant Concentrations

      One customer accounted for approximately 11% of data center-services revenues for the nine months ended December 31, 2003. Two customers accounted for approximately 13% and 10% of data center-services revenues for the nine months ended December 31, 2002, respectively. One customer accounted for approximately 13% of data center-services revenues for the three months ended December 31, 2003. Two customers accounted for approximately 12% and 10% in data center-services revenues for the three months ended December 31, 2002, respectively.

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

      The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of SFAS No. 123”. The following table presents what the net loss and net loss per share would have been had the Company adopted SFAS No. 123 (in thousands, except per share data):

	For the Nine Months Ended
	December 31,

	2003	2002

Net loss applicable to common shares — as reported	$(17,029,329)	$(31,569,166)

Net loss applicable to common shares — proforma	$(17,768,863)	$(32,341,906)

Loss per common share — as reported	$(.06)	$(.14)

Loss per common share — proforma	$(.06)	$(.15)

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

Beneficial Conversion Feature

      When the Company issues debt or equity which is convertible into common stock at a discount from the common stock market price at the date the debt is issued, the Company recognizes a beneficial conversion feature for the difference between the closing price and the conversion price multiplied by the number of shares issuable upon conversion. The beneficial conversion feature is presented as a discount to the related debt or equity, with an offsetting amount increasing additional paid in capital. The discount is amortized as additional interest expense or dividend from the date the instrument is issued to the date it first becomes convertible.

Recent Accounting Standards

      In December 2003, the Securities and Exchange Commission, (“SEC”), issued Staff Accounting Bulletin No. 104, (“SAB 104”), Revenue Recognition. SAB 104 updates portions of existing interpretative guidance in order to make this consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material impact on the Company’s consolidated financial statements.

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

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” This interpretation clarifies consolidation requirements for variable interest entities. It establishes additional factors beyond ownership of a majority voting interest to indicate that a company has a controlling financial interest in an entity (or a relationship sufficiently similar to a controlling financial interest that it requires consolidation). This interpretation applies immediately to variable interest entities created or obtained after January 31, 2003

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and must be retroactively applied to holdings in variable interest entities acquired before February 1, 2003 in interim and annual financial statements issued for periods ending after December 15, 2003. NAP de las Americas-Madrid S.A. is a variable interest entity but the Company’s current relationship indicates that it does not require consolidation. The Company’s maximum related exposure to loss is approximately $500,000 at December 31, 2003. Management does not expect the adoption of FIN 46 to have a significant impact on the Company’s consolidated financial position or result of operations.

      In April 2002, the FASB approved SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” In addition to rescinding SFAS 4, 44, and 64 and amending SFAS 13, SFAS 145 establishes a financial reporting standard for classification of extinguishment of debt in the financial statements in accordance with APB 30. SFAS 145 is effective for the Company’s fiscal year ended March 31, 2004. Management does not expect the adoption of SFAS 145 to have a material impact on the Company’s financial position. However, SFAS 145 had an impact on the presentation of the results of operations for the nine months ended December 31, 2003 (see Note 6).

4.     Data Center Revenues

      Data center revenues consist of:

	For the Nine Months Ended		For the Three Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Services	$10,760,758	$7,040,668	$4,301,630	$2,557,260
Connectivity solutions	652,296	—	160,136	—
Contract termination fee	421,766	1,090,638	130,230	—

Data center revenue	$11,834,820	$8,131,306	$4,591,996	$2,557,260

      On November 10, 2003, a developer agreed to pay the Company a $3.8 million non-refundable fee to develop a TerreNAP Center in Australia. The developer paid the Company $500,000 upon execution of the agreement and the remaining balance of $3.3 million on December 10, 2003. On February 11, 2004, the developer notified the Company it did not wish to proceed with negotiations regarding the construction of a TerraNAP Center in Australia.

      Connectivity solutions include procurement and installation of equipment and procurement of connectivity. Revenues for connectivity solutions are not recognized until the complete solution is accepted by the customer.

5.     Notes Payable

      Notes payable consist of the following:

	December 31,	March 31,
	2003	2003

Notes payable to unrelated parties:
Note payable to Ocean Bank, collateralized by substantially all assets of the NAP of the Americas and a personal guaranty of the Chief Executive Officer. On April 30, 2003, the note payable to Ocean Bank was reclassified to “Notes Payable to Related Parties”	$—	$43,974,553
Unsecured notes payable to a corporation, interest accrues at 10%. Principal and interest due April 1, 2004. On April 30, 2003, $1,000,000 was converted to Subordinated debentures	2,800,000	4,450,000

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	March 31,
	2003	2003

Unsecured note payable to a corporation, interest accrues at 15%. Principal and interest due on April 1, 2004	1,000,000	1,000,000
Unsecured notes payable, interest ranges from 10% to 15%. Principal and interest due between March 2004 and March 2005.	829,771	291,669
Note payable to a corporation, collateralized by certain assets of a director and certain shareholders of the Company. Interest accrues at 1% over prime, due on December 31, 2003. The Company is currently negotiating to extend the due date of this note	367,178	667,178
Unsecured note payable to a corporation, interest accrues at 9%. Due on demand	—	518,501
Unsecured note payable to a corporation, interest accrues at 10%. Principal and interest due on May 30, 2003. On April 30, 2003, amount was converted to Subordinated Debentures	—	1,500,000
Unsecured notes payable to individuals, interest accrues at 10%. Principal and interest due on March 31, 2003. On April 30, 2003, amounts were converted to Subordinated Debentures	—	1,000,000

Total notes payable to unrelated parties	$4,996,949	$53,401,901

Notes payable to related parties:
Note payable to Ocean Bank, collateralized by substantially all assets of the NAP of the Americas and a personal guaranty of the Chief Executive Officer. Amount includes $5.0 million of gain on debt restructuring to be amortized monthly to reduce interest expense over the life of the remaining debt	$33,643,591	—
Unsecured note payable to a corporation controlled by a shareholder, interest accrues at 15%. Principal and interest due on April 1, 2004	1,600,000	1,600,000
Unsecured notes payable to certain executives and directors of the Company and third party corporations, interest accrues at 13%. Principal and interest is due April 1, 2004. On April 30, 2003, $700,000 was converted to Subordinated Debentures	632,660	1,500,000
Note payable to the Chief Executive Officer. Interest accrues at 10%. Principal and interest due on June 30, 2003. On April 30, 2003, amount was converted to Subordinated Debentures	—	1,000,000
Unsecured note payable to the Chief Executive Officer. Interest accrues at 7.5%, payable monthly, with principal installments of $50,000 due on a quarterly basis commencing on June 26, 2002, and maturing on June 26, 2003	—	100,000
Unsecured note payable to a shareholder, interest accrues at 10%. Due on demand	—	38,000

Total notes payable to related parties	$35,876,251	$4,238,000

	40,873,200	57,639,901
Less: current portion of notes payable	9,029,914	1,464,963

Notes payable, less current portion	$31,843,286	$56,174,938

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On September 5, 2001, the Company closed on a $48 million credit facility from Ocean Bank. The proceeds of the original credit facility were used to:

•	repay a $10 million short-term loan from Mr. Medina, the proceeds of which the Company had used to fund the build out of the NAP of the Americas (Mr. Medina, in turn, used the $10 million to repay a personal $10 million short-term loan from Ocean Bank);

•	repay $3.5 million of debt that the Company owed to Ocean Bank under a line of credit personally guaranteed by Mr. Medina;

•	pay $1.2 million in loan costs related to the $48 million credit facility (including $720,000 commitment fee); and

•	fund the NAP of the Americas build out costs.

      On April 30, 2003, Ocean Bank revised its loan with the Company by converting, at $.75 per common share, $15.0 million of the outstanding principal balance under the credit facility into 20 million shares of the Company’s common stock with an approximate $9.6 million market value and extending the term of the remaining $29.0 million until April 30, 2006. The resulting $5.4 million debt restructuring gain was deferred and recorded in notes payable and is being amortized as reductions in interest expense over the life of the remaining debt. Concurrent with this transaction, the Company paid all past due interest as of March 31, 2003, plus accrued interest through April 28, 2003 totaling approximately $1.6 million and prepaid interest of approximately $900,000. Under the new terms, interest is payable quarterly at an annual stated rate of 5.25% for the first twelve months and 7.5% thereafter.

      The loan is secured by all of the Company’s assets and allows for up to a $25 million junior lien position on the assets of its NAP of the Americas, Inc. subsidiary. Mr. Medina has personally guaranteed the loan with Ocean Bank.

      In addition to Mr. Medina’s personal guarantee of the loan, and in order to obtain the credit facility, the bank further required Mr. Medina, prior to the bank disbursing funds under the credit facility, to (i) provide a $5.0 million certificate of deposit to the bank as collateral for certain personal loans that Mr. Medina has with the bank and (ii) commit to accelerate the maturity date of those personal loans. In the event of the Company’s default under the credit facility Mr. Medina also agreed to subordinate any debt that the Company owed to Mr. Medina until the credit facility is repaid in full. Mr. Medina has repaid part of his personal loans to the bank, leaving an outstanding principal balance of approximately $4.6 million on December 31, 2003. On February 11, 2004, Mr. Medina extended one loan with a principal amount of approximately $3.3 million to February 11, 2005 and made an interest payment of $63,500. He anticipates extending the maturity date on the other loan with a principal amount of approximately $1.3 million by the end of February 2004.

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

      Mr. Medina’s note to the Company has a maturity date of September 30, 2004 and bears interest at 2%, the applicable federal rate. Interest is due in bi-annual installments. The Company reviews the collectibility of this note on a quarterly basis.

6.     Construction Payables

      Construction payables at December 31, 2003 relate to construction of the Company’s colocation facility in Santa Clara, California and technology construction work, including the build out of the third floor at TECOTA.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2003, the following convertible debt was outstanding:

Interest		Due	Weighted Average
Rate	Principal	Date	Conversion Price

13.125%	$2,750,000	August 30, 2004	$0.61
13%	$10,500,000	December 31, 2005	$1.80
10%	$25,000,000	April 30, 2006	$0.50

      Prepayment by the Company is permitted under the 10% debt instrument subsequent to April 30, 2004. Prepayment by the Company is permitted under the 13% and 13.125% debt instruments, but will entitle holders of the 13% subordinated debentures to warrants or a premium over their outstanding principal and interest based upon the following schedule:

Year	Redemption Price

2004	102%
2005	100%

8.     Changes to Stockholders’ Equity

      During the nine months ended December 31, 2003, the Company entered into the following equity transactions:

     Common stock

      In October 2003, approximately $258,306 of debt was converted to 344,407 shares of common stock at $0.75 per share.

      In September 2003, 1,000 shares of common stock were issued in conjunction with the exercise of 1,000 employee stock options at $0.42.

      In August 2003, approximately $45,004 of debt was converted to 60,005 shares of common stock at $0.75 per share.

      In August 2003, as a result of the subsequent sale of certain common shares, the Company issued an additional 3.7 million shares to NAP de Las Americas-Madrid S.A.

      In July 2003, 11,334 shares of common stock were issued in conjunction with the exercise of 2,000 employee stock options at $0.78, 3,334 at $0.51 and 6,000 at $0.52.

      In June 2003, warrants valued at approximately $4,000 were converted to 9,500 shares of common stock at $0.48 per share.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Stock Warrants

      During the period from March 2001 through December 31, 2003, the Company issued warrants to third parties for services and to facilitate certain debt and equity transactions. The following table summarizes information about stock warrants outstanding as of December 31, 2003:

				Estimated
	No. of Shares	Exercise		Fair Value
Issuance Date	Able to Purchase	Price	Expiration Date	at Issuance

October 2003	50,000	$0.73	October 2008	$33,700.00
July 2003	100,000	0.62	July 2008	114,400
June 2003	300,000	0.50	June 2006	220,200
June 2003	250,000	0.75	June 2006	177,750
March 2003	300,000	0.75	March 2007	110,400
December 2002	300,000	0.75	March 2007	110,400
October 2002	1,200,000	0.75	October 2004	90,000
July 2002	100,000	0.54	July 2005	20,900
April 2002	600,000	0.40	March 2007	220,800
June 2001	13,000	1.72	June 2011	22,490
January 2002	9,500	0.48	June 2011	3,971
March 2001	300,000	2.00	March 2006	352,200
November 2000	250,000	2.76	November 2008	394,000
April 2000	600,000	1.25	March 2004	501,874

Total	4,372,500			$2,373,085

     Stock Options

      Effective July 22, 2003, Brian Goodkind stepped down as the Company’s Executive Vice President and Chief Operating Officer and became a strategic advisor to the Company’s Chief Executive Officer. In connection with this modification to the employment relationship with Mr. Goodkind, the Company accelerated the vesting on his outstanding stock options and awarded him new stock options. As a result, the Company recognized a non-cash, stock-based compensation charge of approximately $1.8 million in the quarter ended September 30, 2003.

9.     Related Party Transactions

      Due to the nature of the following relationships, the terms of the respective agreements might not be the same as those that would result from transactions among wholly unrelated parties.

      The Company’s Chief Executive Officer and other related parties have either provided or guaranteed some of the Company’s debt or equity financing. In addition, services are provided to entities in which the Company owns stock.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Following is a summary of transactions for the nine months ended December 31, 2003 and 2002 and balances with related parties included in the accompanying balance sheet as of December 31, 2003 and March 31, 2003.

	December 31,	December 31,
	2003	2002

Rent expense	$3,072,161	$2,668,647
Services purchased from a related party	296,056	—
Property management and construction fees	150,800	112,832
Revenues from NAP de las Americas — Madrid	33,240	379,792
Interest income on notes receivable — related party (Note 5)	55,835	34,487
Interest income from shareholder	24,321	24,759
Interest expense (Notes 5 and 7)	1,475,218	784,500

	December 31,	March 31,
	2003	2003

Other Assets	495,244	471,000
Note receivable — related party (Note 5)	5,000,000	5,000,000
Notes payable to related parties (Note 5)	35,876,251	4,238,000
Convertible debt (Note 7)	3,785,000	3,450,000

      In April 2003, two directors purchased $250,000 of the Subordinated Debentures.

      During the nine months ended December 31, 2003, the Company purchased services from Fusion Telecommunications International, Inc. (“Fusion”). The Company’s Chief Executive Officer and Chairman of the Board of Directors has a minority ownership in Fusion and is a member of its Board of Directors.

10.     Information About the Company’s Operating Segments

      As of December 31, 2003 and March 31, 2003, the Company had two reportable business segments, data center operations and real estate services. The data center operations segment provides Tier 1 NAP, Internet infrastructure and managed services in a data center environment. The real estate services segment constructs and manages real estate projects focused in the technology sector. The Company’s reportable segments are strategic business operations that offer different products and services.

      The accounting policies of the segments are the same as those described in significant accounting policies. Revenues generated among segments are recorded at rates similar to those recorded in third-party transactions. Transfers of assets and liabilities between segments are recorded at cost. The Company evaluates performance based on the segment’s net operating results.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following presents information about reportable segments.

	Data Center	Real Estate
For the Nine Months Ended December 31,	Operations	Services	Total

2003
Revenue	$11,834,821	$520,216	$12,355,037
Loss from operations	(15,069,842)	(327,992)	(15,397,834)
Net loss	(16,701,680)	(327,649)	(17,029,329)
2002
Revenue	$8,131,306	$3,576,699	$11,708,005
Loss from operations	(17,518,725)	(114,900)	(17,633,625)
Net loss (income)	(31,463,708)	(105,458)	(31,569,166)
Assets, as of
December 31, 2003	$70,533,893	$97,704	$70,631,597
March 31, 2003	$69,303,443	$298,070	$69,601,513

      A reconciliation of total segment loss from operations to loss before income taxes follows:

	For the Nine Months Ended
	December 31,

	2003	2002

Total segment loss from operations	$(15,397,834)	$(17,633,625)
Debt restructuring	8,475,000	—
Inducement on debt conversion	—	(4,871,245)
Interest income	100,615	88,663
Interest expense	(10,476,408)	(9,106,006)
Dividend on preferred stock	(22,491)	(22,491)
Other expense	291,789	(24,462)

Loss before income taxes	$(17,029,329)	$(31,569,166)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Supplemental Cash Flow Information

	For the Nine Months Ended
	December 31,

	2003	2002

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,277,959	$7,002,269

Taxes Paid	—	—

Non-cash operating, investing and financing activities:
Warrants issued for services	546,050	502,100

Conversion of notes payable to convertible debt	5,450,000	—

Beneficial conversion feature on issuance of convertible debentures	9,500,000	—

Warrants exercised and converted to equity	3,971	—

Conversion of accounts payable to equity	—	361,491

Conversion of debt and related accrued interest to equity	9,437,345	4,205,686

Conversion of construction payables and accrued interest to equity	14,125,000	—

Conversion of liabilities of discontinued operations to equity	—	370,000

Forgiveness of construction payables	—	904,156

Conversion of convertible debt and related accrued interest to equity	258,306	17,080,476

Issuance of note payable for other asset		1,000,000

Cancellation of warrants	26,575	—

Shares issued to NAP de Las Americas-Madrid S.A.	3,652	0

12.     Subsequent Events

      On January 20, 2004, the Company issued 36 shares of Series I 8% Convertible Preferred Stock (the “Preferred Stock”) for net proceeds of $800,000, together with 36 warrants (the “Warrants”) each of which entitles the holder to purchase 7,000 of the Company’s common shares. The warrants are exercisable for five years at $0.90 per share. The Preferred Stock is convertible into shares of the Company’s common stock at $0.75 per share. For the first three years the Preferred Stock accrues dividends at a rate of 8%. In January 2007, the Preferred Stock dividend rate will increase to 10% per year until January 2009 when it increases to 12%.

      Dividends are payable, at our discretion, in shares of the Company’s common stock or cash. The Company has the right to redeem the Preferred Stock at $25,000 per share plus accrued dividends at any time after December 31, 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion should be read in conjunction with the information contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003, our Condensed Consolidated Financial Statements and elsewhere in this filing. The information contained herein is intended to facilitate an understanding and assessment of significant changes and trends related to our financial condition and results of operations.

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

Recent Events

      On January 20, 2004, we issued 36 shares of Series I 8% Convertible Preferred Stock (the “Preferred Stock”) for net proceeds of $800,000, together with 36 warrants each of which entitles the holder to purchase 7,000 of our common shares and which are exercisable for five years at $0.90 per share. The Preferred Stock is convertible into shares of our common stock at $0.75 per share. In January 2007, the Preferred Stock dividend rate will increase to 10% per year until January 2009 when it increases to 12%. Dividends are payable, at our discretion, in shares of our common stock or cash. We have the right to redeem the Preferred Stock at $25,000 per share plus accrued dividends at any time after December 31, 2004.

Overview

      We operate facilities in Florida, California and Sao Paulo from which we assist users of the Internet and large communications networks in communicating with other users and networks. Our primary facility is the NAP of the Americas located in Miami, Florida, a network access point where we provide exchange point, colocation and managed services to carriers, Internet service providers, network service providers, government entities, multi-national enterprises and other end users.

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

      Our TerreNAP Centers are carrier-neutral. Our customers can choose from among the many carriers available at TerreNAP Centers with which they wish to conduct business. We believe carrier neutrality provides us with a competitive advantage when compared to carrier-operated network access points where customers are limited to conducting business with one carrier.

      The NAP of the Americas generates revenue by providing our customers with:

•	the site and platform they need to exchange Internet and data traffic;

•	a menu of related professional and managed services; and

•	space to house their equipment and their network facilities in order to be close to the Internet and data traffic exchange connections that take place at the NAP of the Americas.

      Currently, our customers include telecommunications carriers such as AT&T, MCI, Qwest and Sprint, enterprises such as Yahoo!, Bacardi USA, Intrado and Crescent Heights, government agencies including the Diplomatic Telecommunications Services Programming Office (DTSPO), a division of the United States Department of State, the United States Southern Command and the City of Coral Gables.

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

Results of Operations

Results of Operations for the Three Months Ended December 31, 2003 as Compared to the Three Months Ended December 31, 2002

      Revenue. The following charts provide certain information with respect to our revenues:

	For the
	Three Months
	Ended
	December 31,

	2003	2002

Revenue
U.S	99%	96%
Outside U.S	1%	4%

	100%	100%

Data Center	94%	90%
Technology Construction Work	6%	9%
Property and Construction Management	0%	1%

	100%	100%

      Data center revenues consist of:

	For the Three Months
	Ended December 31,

	2003	2002

Services	$4,301,630	$2,557,260
Connectivity solutions	160,136	—
Contract termination fee	130,230	—

Total data center revenue	$4,591,996	$2,557,260

      The increase in data center-services revenue was primarily the result of growth in our deployed customer base from 63 customers as of December 31, 2002 to 133 customers as of December 31, 2003. Data center-services includes $394,000 in fixed fees for the monitoring of network connectivity under a U.S. Federal government contract. Data center — connectivity solutions consisted of revenue from the procurement and installation of equipment and the procurement of connectivity under a U.S. Federal government contract. Data center — contract termination fee represents amounts received from two customers for the termination of their contracted services with the NAP of the Americas. As a result of this contract termination, we experienced a decrease in monthly recurring revenues of approximately $14,000. Contract termination fees are recognized upon contract termination when there are no remaining contingencies or obligations on our part.

      Data center-services revenues consist of colocation services, such as leasing of space and provisioning of power; exchange point services, such as peering and interconnection; and managed and professional services, such as network management, procurement and installation of equipment and procurement of connectivity, managed router services, technical support and consulting. We anticipate an increase in revenue from colocation, exchange point and managed services as we add more customers to our network of TerreNAP Centers, sell additional services to existing customers and introduce new products and services. We also expect managed and professional services to become an important source of revenue and increase as a proportion of data center-services. For the three months ended December 31, 2003 and 2002, data center-services revenues consisted of the following:

	2003

	For the Three Months
	Ended December 31,

			2002

Colocation & exchange point services	$3,570,353	83%	$2,071,381	81%
Managed & professional services	731,277	17%	485,879	19%

	$4,301,630	100%	$2,557,260	100%

      Development, commission and construction fees were $95,000 for the three months ended December 31, 2002. We had no development, commission and construction revenues for the three months ended December 31, 2003 and do not expect any such fees in the foreseeable future.

      Management fees increased $10,000 to $44,000 for the three months ended December 31, 2003 from $34,000 for the three months ended December 31, 2002. The only facility we currently manage is TECOTA, the property in which the NAP of the Americas is located. We collect a monthly management fee from TECOTA equal to the greater of approximately $8,000 or 3% of cash collected by TECOTA. Because we do not plan to manage properties other than TECOTA, we anticipate that management fees will not be a significant source of revenue in the foreseeable future.

      Construction contract revenue increased $82,000 to $229,000 for the three months ended December 31, 2003 from $147,000 for the three months ended December 31, 2002. During the three months ended December 31, 2003, we completed one construction contract and, as of December 31, 2003, had one construction contract in process. During the three months ended December 31, 2002, we completed one construction contract and, as of December 31, 2002, we had three construction contracts in process. The increase in construction contract revenue is due to an increase in the average quarterly revenue per contract, which increased from $41,000 in the third quarter of fiscal year 2003 to $137,000 in third quarter of fiscal year 2004. Due to our approach to our construction business, we expect revenues from construction contracts to significantly fluctuate from quarter to quarter. We anticipate focusing our efforts on obtaining construction contracts for projects related to technology infrastructure.

      The U.S. Federal government accounted for approximately $542,000, or 13%, of total data center-services revenues for the three months ended December 31, 2003. Latin American Nautilus USA Inc. accounted for approximately $1.2 million, or 11%, of data center-services revenues for the nine months ended December 31, 2003. Latin American Nautilus USA Inc. and Progress Telecom accounted for approximately $312,000, or 12%, and $262,000, or 10%, of data center-services revenues, respectively, for the three months ended December 31, 2002. Latin American Nautilus USA Inc. and Progress Telecom accounted for approximately $940,000, or 13%, and $736,000, or 10%, of data center-services revenues, respectively, for the nine months ended December 31, 2002.

      Data Center Operations Expenses. Data center operations expenses increased $1.9 million, or 67.9%, to $4.7 million for the three months ended December 31, 2003 from $2.8 million for the three months ended December 31, 2002. Data center operations expenses consist mainly of rent, operations personnel, electricity, chilled water, procurement of equipment and connectivity and security services. The increase in total data center operations expenses is due to an increase of $1.1 million in rent, an increase of $143,000 in electricity and chilled water and $540,000 in costs related to the procurement of equipment and connectivity under a U.S. Federal government contract. The increase in rent expense is due to the July 2003 opening of our NAP-West facilities in Santa Clara, California and the leasing of an additional 149,184 square feet of space in the third floor of TECOTA, which commenced in November 2003. We have been paying rent for our NAP-West facilities since January 2001 but before we decided to open these facilities in July 2003 related expenses were recorded as impairment charges. Rent expense is being recorded on the straight-line method based on contractual amounts even though actual payments for the third floor of TECOTA will not commence until April 2005. We anticipate that some data center expenses, principally electricity, chilled water, payroll and costs related to managed services, will increase as we provide additional services to existing customers and introduce new products and services.

      Contract Construction Expenses. Contract construction expenses increased $95,000 to $229,000 for the three months ended December 31, 2003 from $134,000 for the three months ended December 31, 2002. This increase is a result of the increase in number of construction contracts and average dollar amount of those contracts as discussed above in “construction contract revenue.” Decrease in gross margin is due to the fact that the construction contract in process at December 31, 2003 is in the beginning stage. We do not currently anticipate losses on any of the individual construction contracts.

      General and Administrative Expenses. General and administrative expenses decreased $200,000, or 6.5%, to $2.9 million for the three months ended December 31, 2003 from $3.1 million for the three months ended December 31, 2002. General and administrative expenses consist primarily of salaries and related expenses, professional service fees, rent and other general corporate expenses. The decrease in general and administrative expenses is due to a decrease in payroll expenses of $252,000. The decrease in payroll is mainly due to a reduction in staff levels. The number of employees whose salaries are included in general and administrative expenses decreased from 57 for the three months ended December 31, 2002 to 47 for the three months ended December 31, 2003.

      Sales and Marketing Expenses. Sales and marketing expenses decreased $200,000, or 20.0%, to $800,000 for the three months ended December 31, 2003 from $1.0 million for the three months ended December 31, 2002. The significant components of sales and marketing expenses are payroll and benefits. The decrease in sales and marketing expenses is due to decreases of $110,400 in investor relations expense and $51,000 in payroll. During the quarter ended December 31, 2002, we issued warrants valued at $110,400 to Strategic Growth International for investor relations services. The number of employees whose salaries are included in sales and marketing expenses were 23 for the three months ended December 31, 2002 and 19 for the three months ended December 31, 2003.

      Depreciation and Amortization Expense. Depreciation and amortization expense decreased $100,000 to $1.2 million for the three months ended December 31, 2003 from $1.3 million for the three months ended December 31, 2002. The decrease was due to reductions in property and equipment resulting primarily from impairment charges recorded during the year ended March 31, 2003, which in turn decreased depreciation expense.

      Impairment of Long-Lived Assets. On October 15, 2002, we entered into a joint venture agreement to develop and operate a Health Insurance Portability and Accountability Act (“HIPPA”) compliant network access point at the NAP of the Americas in Miami, Florida. We acquired a 10% interest in the joint venture company by issuing a $1.0 million promissory note. As the joint venture was not fully funded by December 31, 2002, we determined that our joint venture interest was impaired. Therefore, we recognized a $1.0 million impairment as of December 31, 2002.

      Interest Expense. Interest expense increased $1.5 million, or 53.6%, to $4.3 million for the three months ended December 31, 2003 from $2.8 million for the three months ended December 31, 2002. The increase was due to the amortization of approximately $2.7 million related to the beneficial conversion feature on the issuance of convertible debentures issued in April 2003, offset by a decrease in interest expense resulting from the $15.0 million reduction in the average debt balance outstanding and lower interest rates on new debt and amendments to existing debt.

      Inducement on Debt Conversion. During the three months ended December 31, 2002, we incurred a non-cash expense of $5.0 million related to the $15.8 million of our convertible debt that was converted into 22.0 million shares of our common stock. The debt was converted at $0.75 per share, which was approximately 50% below the stated conversion price. This expense represents the fair value of the additional common shares issued by us as a result of the lower conversion price.

      Net Loss. Net loss for our reportable segments was as follows:

	For the Three Months
	Ended December 31,

	2003	2002

Data center operations	$(9,084,115)	$(14,016,981)
Real estate services	(67,623)	(161,572)

	$(9,151,738)	$(14,178,553)

      The net loss from data center operations is primarily the result of insufficient revenues to cover our operating and interest expenses. We expect to generate net losses until we reach required levels of monthly revenues. Although we had a net operating loss for the current period, we anticipate that our real estate activities will generate sufficient revenues to cover their operating expenses and we do not expect to fund operating losses from our real estate activities in the foreseeable future.

Results of Operations for the Nine Months Ended December 31, 2003 as Compared to the Nine Months Ended December 31, 2002

      Revenue: The following charts provide certain information with respect to our revenues:

	For the Nine Months
	Ended December 31,

	2003	2002

Revenue
U.S	97%	97%
Outside U.S	3%	3%

	100%	100%

Data Center	96%	69%
Technology Construction Work	3%	30%
Property and Construction Management	1%	1%

	100%	100%

      Data center revenues consist of:

	For the Nine Months
	Ended December 31,

	2003	2002

Services	$10,760,758	$7,040,668
Connectivity solutions	652,296	—
Contract termination fee	421,766	1,090,638

Total data center revenue	$11,834,820	$8,131,306

      The increase in data center — services revenue was primarily the result of growth in our deployed customer base from 63 customers as of December 31, 2002 to 133 customers as of December 31, 2003. Data center-services includes $512,000 in fixed fees for the monitoring of network connectivity under a U.S. Federal government contract. Data center — connectivity solutions of $700,000 for the nine months ended December 31, 2003 consisted of revenue from the procurement and installation of equipment and the procurement of connectivity under a U.S. Federal government contract. Data center — contract termination fee was $422,000 for the nine months ended December 31, 2003 and represents amounts received from three customers for the termination of their contracted services with the NAP of the Americas. As a result of these contract terminations, we experienced a decrease in monthly recurring revenues of approximately $50,000. Contract termination fee was $1.1 million for the nine months ended

December 31, 2002 and represents amounts received from one customer for the termination of their contracted services with the NAP of the Americas. Contract termination fees are recognized upon contract termination when there are no remaining contingencies or obligations on our part. The increases in total data center revenues were partially offset by a reduction in our development, management and construction contracts revenue of approximately $3.1 million.

      Data center services revenues consist of colocation services, such as leasing of space and provisioning of power; exchange point services, such as peering and interconnection; and managed and professional services, such as network management, procurement and installation of equipment and procurement of connectivity, managed router services, technical support and consulting. We anticipate an increase in revenue from colocation and exchange point services as we add more customers to our network of NAP’s, sell additional services to existing customers and introduce new products and services. We also expect managed and professional services to become an important source of revenue and increase as a percentage of data center-services. For the nine months ended December 31, 2003 and 2002, data center-services revenues consisted of the following:

	2003

	For the Nine Months Ended December
	31,

			2002

Colocation & exchange point services	$9,146,644	85%	$5,843,754	83%
Managed & professional services	1,614,114	15%	1,196,914	17%

	$10,760,758	100%	$7,040,668	100%

      Development, commission and construction fees decreased $130,000 to $41,000 for the nine months ended December 31, 2003 from $171,000 for the nine months ended December 31, 2002. We do not expect any revenues from development, commission and construction fees in the future.

      Management fees decreased $1,000 to $151,000 for the nine months ended December 31, 2003 from $152,000 for the nine months ended December 31, 2002. The only facility we currently manage is TECOTA, the property in which the NAP of the Americas is located. We collect a monthly management fee from TECOTA equal to the greater of approximately $8,000 or 3% of cash collected by TECOTA. Because we do not plan to manage properties other than TECOTA, we anticipate that management fees will not be a significant source of revenue in the future.

      Construction contract revenue decreased $3.0 million to $328,000 for the nine months ended December 31, 2003 from $3.3 million for the nine months ended December 31, 2002. During the nine months ended December 31, 2003, we completed three construction contracts and, as of December 31, 2003, had one construction contract in process. During the nine months ended December 31, 2002, we completed six construction contracts and, as of December 31, 2002, we had three construction contracts in process. The decrease in construction contract revenue is due to a decrease in the average revenue per contract, which decreased from $523,000 in the third quarter of fiscal year 2003 to $35,000 in the third quarter of fiscal year 2004. Due to our opportunistic approach to our construction business, we expect revenues from construction contracts to significantly fluctuate from quarter to quarter. We anticipate focusing our efforts on obtaining construction contracts for projects related to technology infrastructure.

      Data Center Operations Expenses. Data center operations expenses increased $2.6 million, or 30.2%, to $11.2 million for the nine months ended December 31, 2003 from $8.6 million for the nine months ended December 31, 2002. Data center operations expenses consist mainly of rent, operations personnel, electricity, chilled water, procurement of equipment and connectivity and security services. The increase in total data center expenses is due to an increase of $1.4 million in rent and an increase of $1.1 million in costs related to the procurement and installation of equipment and procurement of connectivity under a U.S. Federal government contract. The increase in rent expense is due to the July 2003 opening of NAP-West facilities in Santa Clara, California and the leasing of an additional 149,184 square feet of space in the third floor of TECOTA, which commenced in November 2003. We have been paying rent for our NAP-West facilities since January 2001 but before we decided to open these facilities in July 2003 related expenses were recorded as impairment charges. Rent expense is being recorded on the straight-line method based on contractual amounts even though actual payments for the third floor of TECOTA will not commence until April 2005. We anticipate that certain data center operations expenses, principally electricity, chilled water, payroll and costs related to managed services, will increase as we provide additional services to existing customers and introduce new products and services.

      Contract Construction Expenses. Contract construction expenses decreased $2.6 million to $338,000 for the nine months ended December 31, 2003 from $2.9 million for the nine months ended December 31, 2002. This decrease is a result of the decrease in number of construction contracts and average dollar amount of those projects as discussed above in “construction contract revenue.” Decrease in gross margin is due to the fact that the contract in process at December 31, 2003 is in the beginning stage.

      General and Administrative Expenses. General and administrative expenses increased $700,000, or 7.3%, to $10.3 million for the nine months ended December 31, 2003 from $9.6 million for the nine months ended December 31, 2002. General and administrative expenses consist primarily of salaries and related expenses, professional service fees, rent and other general corporate expenses. The increase in general and administrative expenses is primarily due a stock-based compensation charge of $1.8 million, offset by decreases in payroll of $480,000, travel and entertainment of $185,000 and professional fees of $193,000. Effective July 22, 2003, Mr. Goodkind stepped down as our Executive Vice President and Chief Operating Officer and became a strategic advisor to our Chief Executive Officer. In connection with this modification to our employment relationship with Mr. Goodkind, we accelerated the vesting on his outstanding stock options and awarded him new stock options. As a result, we recognized a non-cash, stock-based compensation charge of approximately $1.8 million in the quarter ended September 30, 2003. The decrease in payroll is mainly due to a reduction in staff levels. The number of employees whose salaries are included in general and administrative expenses decreased from 59 for the nine months ended December 31, 2002 to 47 for the nine months ended December 31, 2003. The decreases in professional services and travel and entertainment are principally the result of an overall reduction in spending due to cost containment efforts.

      Sales and Marketing Expenses. Sales and marketing expenses decreased $700,000, or 23.3%, to $2.3 million for the nine months ended December 31, 2003 from $3.0 million for the nine months ended December 31, 2002. The significant components of sales and marketing expenses are payroll and benefits. The decrease in sales and marketing expenses is due to decrease in payroll and sales commissions of $45,000, decrease in public relations of $112,000, decrease in travel and entertainment of $140,000 and decrease in investor relations of $331,200. During the nine months ended December 31, 2002, we issued warrants valued at approximately $331,200 to Strategic Growth International for investor relations services. The decrease in payroll and sales commissions is mainly due to staff level reductions. The number of employees whose salaries are included in sales and marketing expenses were 23 as of December 31, 2002 and 19 as of December 31, 2003. The decrease in public relations and travel and entertainment expenses is the result of staff level reductions and overall reduction in spending due to cost containment efforts.

      Depreciation and Amortization Expense. Depreciation and amortization expense decreased $300,000 to $3.6 million for the nine months ended December 31, 2003 from $3.9 million for the nine months ended December 31, 2002. The decrease was due to reductions in property and equipment resulting primarily from impairment charges recorded during the year ended March 31, 2003, which in turn decreased depreciation expense.

      Impairment of Long-Lived Assets. On October 15, 2002, we entered into a joint venture agreement to develop and operate a HIPPA compliant network access point at the NAP of the Americas in Miami, Florida. We acquired a 10% interest in the joint venture company by issuing a $1.0 million promissory note. As the joint venture was not fully funded by December 31, 2002, we determined that our joint venture interest was impaired. Therefore, we recognized a $1.0 million impairment as of December 31, 2002. In addition, during the nine months ended December 31, 2002 we recorded $350,000 in expected carrying costs through March 2003 for our facility in Santa Clara. This facility became operational in July 2003.

      Debt Restructuring. During the nine months ended December 31, 2003, we incurred a non-cash gain of $8.5 million related to financing transactions whereby $21.6 million of our construction payables plus $1.0 million in accrued interest was converted to 30.1 million shares of our common stock with a $14.1 million market value upon conversion.

      Interest Expense. Interest expense increased $1.4 million, or 15.4%, to $10.5 million for the nine months ended December 31, 2003 from $9.1 million for the nine months ended December 31, 2002. The increase was due to the amortization of approximately $5.9 million related to the beneficial conversion feature on the issuance of convertible debentures issued in April 2003, mostly offset by a decrease in interest expense resulting from the $15 million reduction in the average debt balance outstanding and lower interest rates on new debt and amendments to existing debt.

      Inducement on Debt Conversion. During the nine months ended December 31, 2002, we incurred a non-cash expense of $5.0 million related to the $15.8 million of our convertible debt that was converted into 22.0 million shares of our common stock. The debt was converted at $0.75 per share, which was approximately 50% below the stated conversion price. This expense represents the fair value of the additional common shares issued by us as a result of the lower conversion price.

      Interest Income. Interest income increased $12,000 to $101,000 for the nine months ended December 31, 2003 from $89,000 for the nine months ended December 31, 2002. The period over period increase is related to a combination of the increase in the average cash balances outstanding and interest income resulting from a $5.0 million note receivable from our Chief Executive Officer, which began accruing interest in September 2002.

      Net Loss. Net loss for our reportable segments was as follows:

	For the Nine Months
	Ended December 31,

	2003	2002

Data center operations	$(16,701,680)	$(31,463,708)
Real estate services	(327,649)	(105,458)

	$(17,029,329)	$(31,569,166)

      The net loss from data center operations is primarily the result of insufficient revenues to cover our operating and interest expenses. We expect to generate net losses until we reach required levels of monthly revenues. Although we had a net operating loss for the current period, we anticipate that our real estate activities will generate sufficient revenues to cover their operating expenses and we do not expect to fund operating losses from our real estate activities in the foreseeable future.

Liquidity and Capital Resources

Liquidity

      From the time of the merger with AmTec through December 31, 2003, we have incurred net operating losses of approximately $220.0 million including approximately $82.6 million of losses related to discontinued operations. Our cash flows from operations for the nine months ended December 31, 2003 and 2002 were negative and our working capital deficit was approximately $17.9 million and $39.0 million as of December 31, 2003 and March 31, 2003, respectively. Due to our recurring losses from operations, the uncertainty surrounding the anticipated increase in revenues and the lack of committed sources of additional debt or equity, substantial doubt exists about our ability to continue as a going concern.

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

      Our main sources of liquidity are cash and cash equivalents amounting to approximately $2.1 million as of January 31, 2004.

      Based on customer contracts signed as of January 31, 2004, our monthly cash deficit from operations is approximately $1.0 million. In order to eliminate this current monthly cash deficit from operations, the new monthly revenues required range from $1.6 million to $2.6 million. This range of new revenue depends on the mix of the services sold and their corresponding margin.

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

      On November 4, 2003, we entered into an agreement to lease an additional 149,184 square feet of space in the third floor of TECOTA, the property in which the NAP of the Americas is located, and extend the Company’s existing lease in the second floor or the same property to co-terminate with the third floor lease on May 31, 2025. This additional space allows us to customize build-outs for large customers. Under the terms of the lease agreement, monthly base rent payments for the third floor space of approximately $200,000 will commence in April 2005. Effective June 1, 2006 and 2009, annual base rent for the third floor will increase to approximately $3.0 million and $3.5 million, respectively, with annual 2.5% increases thereafter. We are currently building out a portion of the third floor. Based on existing and anticipated future contracts from potential customers currently in the sales pipeline, we will require approximately $3 to $4 million in additional debt or equity financing to build out the portion of the third floor necessary to service these customers. If we are unsuccessful in obtaining additional debt or equity financing, we will be forced to negotiate payment terms with the contractors for the build out. These payment terms may restrict our ability to engage in some activities.

      Although our real estate activities had a net operating loss of approximately $68,000 for the three months ended December 31, 2003, we anticipate that these activities will generate enough revenues to cover their operating expenses. If our revenues are below amounts anticipated, cash needs are not expected to exceed $200,000 for the next twelve months.

      Our current liabilities as of December 31, 2003 amount to approximately $23.2 million, including approximately $14.1 million in debt and capital lease obligations maturing within one year and $5.9 million in accounts payable and accrued expenses. Currently, we do not have the cash to meet these obligations. We further anticipate that revenues will not be sufficient to make principal payments on debt maturing within one year.

      In the past we have been able to work with our lenders and vendors to continue to extend the terms of our debt and accounts payable. We intend to continue these efforts. The Company also anticipates collection of prepayments under future customer contracts. We further plan to fund our business by increasing revenues and cash collections from customers and by selling additional debt or equity securities. Financing may not be available to us. Further, any additional equity financing may be dilutive to existing shareholders. If we are unsuccessful in obtaining additional financing, extending the terms of our maturing debt or negotiating payment terms with our creditors, we will be forced to curtail certain activities. In addition, some or our creditors may pursue legal rights against us. We do not expect to fund any amounts under our guaranties.

Sources and Uses of Cash

      Cash used in operations for the nine months ended December 31, 2003 was approximately $12.9 million compared to cash used in operations of $16.7 million for the nine months ended December 31, 2002, a decrease of $3.8 million. This decrease was primarily due to the collection of $3.8 million fee for the grant of an exclusive right to develop a TerreNAP Center in Australia.

      Our net loss included the following non-cash items:

	For the Nine Months
	Ended December 31,

	2003	2002

Stock based compensation	$1,905,576	$—
Depreciation	3,570,569	3,905,602
Asset impairments	—	1,350,000
Inducement on debt conversion	—	4,871,245
Gain on debt restructuring	(8,475,000)	—
Rent	2,938,929	367,928
Beneficial conversion features	5,880,953	—

	$5,821,027	$10,494,775

      Cash used in investing activities for the nine months ended December 31, 2003 was $1.8 compared to cash used in investing activities of $1.1 million for the nine months ended December 31, 2002, an increase of $700,000. This is due to the increase of approximately $900,000 in leasehold improvements for the third floor of TECOTA.

      Cash provided by financing activities for the nine months ended December 31, 2003 was $16.3 million compared to cash provided by financing activities of $18.1 million for the nine months ended December 31, 2002, a decrease of $1.8 million. For the nine months ended December 31, 2003, cash provided by financing activities included $20.3 million of debt financing partially offset by $4.0 million in debt repayments. For the nine months ended December 31, 2002, cash provided by financing activities included $17.0 million of equity financing, partially offset by $3.3 million in payments of construction payables.

Debt and Equity Activity

      As of December 31, 2003, our total indebtedness, including interest, from notes payable, construction payables, capital lease obligations, convertible debt and Series H preferred stock was approximately $81.5 million.

      Our notes payable consists of:

December 31,
2003

Notes payable to unrelated parties:
Unsecured notes payable to SBP Investments, Inc. and Caerulea, Ltd. Principal and interest accruing at 10% due April 1, 2004	$2,800,000
Unsecured note payable to Slivovitz Design Limited, Inc., interest accrues at 15%. Principal and interest due on April 1, 2004	1,000,000
Unsecured notes payable to various individuals, interest ranges from 10% to 15%. Principal and interest due between March 2004 and March 2005	829,771
Note payable to TotalBank, collateralized by certain assets of a director and certain of our shareholders. Interest accrues at 1% over prime, due on March 31, 2004	367,178

Total notes payable to unrelated parties	4,996,949

December 31,
2003

Notes payable to related parties:
Note payable to Ocean Bank, collateralized by substantially all assets of the NAP of the Americas and a personal guaranty of the Chief Executive Officer. Amount includes $5.3 million of gain on debt restructuring to be amortized monthly to reduce interest expense over the life of the remaining debt	$33,643,591
Unsecured note payable to Centre Credit Corporation, a corporation controlled by a shareholder, interest accrues at 15%. Principal and interest due on April 1, 2004	1,600,000
Unsecured notes payable to certain of our executives and directors and corporations in which related parties have an interest, interest accrues at 13%. Principal and interest is due April 1, 2004	632,660
Total notes payable to related parties	35,876,251

40,873,200
Less: current portion of notes payable	9,029,914

Notes payable, less current portion	$31,843,286

      Ocean Bank Credit Facility: On September 5, 2001, we borrowed $48.0 million from Ocean Bank. The proceeds of the original credit facility was used to:

•	repay a $10.0 million short-term loan from Manuel D. Medina, our Chief Executive Officer, the proceeds of which we had used to fund the build out of the NAP of the Americas (Mr. Medina, in turn, used the $10.0 million to repay a personal $10.0 million short-term loan from Ocean Bank);

•	repay $3.5 million of debt that we owed to Ocean Bank under a line of credit personally guaranteed by Mr. Medina;

•	pay $1.2 million in loan costs related to the $48.0 million credit facility (including a $720,000 commitment fee); and

•	fund the NAP of the Americas build out costs.

      Mr. Medina has personally guaranteed the credit facility. In addition to Mr. Medina’s personal guarantee of the credit facility, and in order to obtain the facility, Ocean Bank required Mr. Medina, prior to the bank disbursing funds under the credit facility, to provide a $5.0 million certificate of deposit to the bank as collateral on certain personal loans that Mr. Medina has with the bank and commit to accelerate the maturity date of those personal loans. In the event of our default under the credit facility, Mr. Medina also agreed to subordinate debt that we owed to him. Mr. Medina has repaid part of those personal loans to Ocean Bank, leaving an outstanding principal balance of approximately $4.6 million on December 31, 2003. On February 11, 2004, Mr. Medina extended one loan with a principal balance of approximately $3.3 million to February 11, 2005 and made an interest payment of $63,500. He anticipates extending the maturity date on the other loan with a principal balance of approximately $1.3 million by the end of February 2004.

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

      In July 2002, we and Mr. Medina modified the terms of his $5.0 million non-interest bearing note payable to us. As amended, the note matures September 30, 2004 and bears interest at 2%, the applicable federal rate. Interest is due in bi-annual installments. We review the collectibility of this note on a quarterly basis.

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

      Other: In August 2002, we modified the terms of a note payable to TotalBank. The maturity date was extended until December 2002 with some principal payments to be made monthly and the remaining principal and interest due at maturity. In conjunction with the modification and extension of this note, we issued 400,000 shares of our common stock valued at $180,000 to a shareholder who formerly guaranteed the note. On March 31, 2003, we entered into a forbearance agreement with TotalBank and modified the terms of our note. Under the modified agreement terms, we made principal payments of $100,000 and $125,000 in April 2003 and May 2003, respectively, and TotalBank retained the right to enforce accelerated remedies if we default on the modified note. As of December 31, 2003, we had not paid $367,178 of principal balance due under the modified note. We are currently negotiating an extension of this note.

      As of December 31, 2003, we had not paid approximately $566,000 relating to a lease. We have negotiated a payment plan with the vendor providing for partial payments.

      As of December 31, 2003, we have not paid approximately $792,000 related to our 2002 tangible property taxes. We have negotiated a payment plan with the Tax Collector Public Service Office which provides for partial payments.

      As of December 31, 2003, we had not paid approximately $1.1 million of accrued interest related to our convertible debentures. This amount has been subsequently paid.

      Between April 2003 and December 2003, we borrowed an aggregate of $750,000 of short-term debt bearing interest at 10%. During the same period, we repaid $1,628,000 of our short-term debt.

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

Guarantees and Commitments

      The Technology Center of the Americas, LLC, (“TECOTA”), an entity in which we have a 0.84% membership interest, owns the building that leases the space to us for the NAP of the Americas under a 20 year lease. The construction of TECOTA was funded with $48.0 million in equity and $35.4 million in construction financing from a consortium of banks. We guaranteed this construction financing during development and construction of TECOTA. After TECOTA was built, some of the banks released us from their portion of the guarantee, the result of which was to reduce the guarantee to $5.5 million. As of December 31, 2003, the TECOTA debt outstanding under the construction loan was $35.4 million. We do not expect to fund any amounts under our guarantee.

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

      The following table represents the minimum future operating and capital lease payments for these commitments, as well as the combined aggregate maturities for the following obligations for each of the twelve months ended December 31:

	Capital Lease	Operating		Convertible
	Obligations	Leases	Notes Payable	Debt	Total

2004	$2,347,715	$4,686,207	$9,029,914	$2,750,000	$18,813,836
2005	314,818	6,269,709	2,144,292	10,500,000	19,228,819
2006	37,444	7,289,540	29,667,180	21,378,953	58,373,117
2007	7,701	7,617,099	31,814	—	7,656,614
2008	—	7,735,637	—	—	7,735,637
Thereafter	—	166,096,613	—	—	166,096,613

	$2,707,678	$199,694,805	$40,873,200	$34,628,953	$277,904,636

New Accounting Pronouncements

      In December 2003, the Securities and Exchange Commission, (“SEC”), issued Staff Accounting Bulletin No. 104, (“SAB 104”), Revenue Recognition. SAB 104 updates portions of existing interpretative guidance in order to make this consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on our consolidated financial statements.

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

      In March 2003, the FASB reached a consensus on Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. The consensus provides guidance on the accounting for multiple element revenue arrangements. It also provided guidance on how to separate multiple element revenue arrangements into its separate units of accounting and how to measure and allocate the arrangement’s total consideration to each unit. The effective date of EITF 00-21 is for revenue arrangements entered into in fiscal periods (interim or annual) beginning after June 15, 2003. Our adoption of EITF 00-21 as of July 1, 2003 has not impacted its consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” This interpretation clarifies consolidation requirements for variable interest entities. It establishes additional factors beyond ownership of a majority voting interest to indicate that a company has a controlling financial interest in an entity (or a relationship sufficiently similar to a controlling financial interest that it requires consolidation). This interpretation applies immediately to variable interest entities created or obtained after January 31, 2003 and must be retroactively applied to holdings in variable interest entities acquired before February 1, 2003 in interim and annual financial statements issued for periods ending after December 15, 2003. NAP de las Americas-Madrid S.A. is a variable interest entity but our current relationship indicates that it does not require consolidation. Our maximum related exposure to loss is approximately $500,000 at December 31, 2003. Management does not expect that the adoption of FIN 46 to have a significant impact in the Company’s consolidated financial position or result of operations.

      In April 2002, the FASB approved SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” In addition to rescinding SFAS 4,

44, and 64 and amending SFAS 13, SFAS 145 establishes a financial reporting standard for classification of extinguishment of debt in the financial statements in accordance with APB 30. SFAS 145 is effective for our fiscal year ended March 31, 2004. Management does not expect the adoption of SFAS 145 to have a material effect on the Company’s financial position. However, SFAS 145 had an impact on the presentation of the results of operations for the nine months ended December 31, 2003 (see Note 5)

Forward-Looking Information

      This Form 10-Q may contain “forward-looking statements” based on our current expectations, assumptions, and estimates about us and our industry. These forward-looking statements involve risks and uncertainties. Words such as “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described in “Risk Factors” and elsewhere in this Quarterly Report. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Risk Factors

      Our recurring losses from operations and the lack of committed sources of additional debt or equity to support working capital deficits raises substantial doubt about our ability to continue as a going concern. From the time of our merger with AmTec through December 31, 2003, we have incurred net operating losses of approximately $220.0 million. Our cash flows from operations for the nine months ended December 31, 2003 and 2002 were negative and our working capital deficit was approximately $17.9 million and $39.0 million as of December 31, 2003 and March 31, 2003, respectively.

      As of January 31, 2004, our main sources of liquidity are cash and cash equivalents of approximately $2.1 million. We plan to fund our business by increasing revenues and cash collections from customers and selling additional debt or equity securities. We may not increase revenues and additional financing may not be available, or, if available the financing may not be obtainable on terms acceptable to us. Additional financing may be substantially dilutive to existing shareholders. If we are unsuccessful in increasing revenues, decreasing expenses or extending the maturity of our obligations, we will need additional debt or equity financing by April 2004.

      We have significant debt service obligations which will require the use of a substantial portion of our available cash. As of December 31, 2003, our total liabilities were approximately $98.5 million, obligations guaranteed by us were $10.1 million and our total shareholders’ deficit was $27.9 million. For each of the twelve months ended December 31, 2004 and 2005, our total future lease payments and maturities of debt obligations are $18.8 million and $19.2 million, respectively. Currently, we do not have sufficient cash to meet these obligations.

      We are obligated to make principal and interest payments on our credit facility with Ocean Bank each year until it matures in 2006. Additionally, $58.4 million of our credit facilities mature in 2006. Each of these obligations requires significant amounts of liquidity. We may need additional capital to fund those obligations. Our ability to arrange financing and the cost of this financing will depend upon many factors, including:

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

      Furthermore, to the extent we engage in international sales that are denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our services less competitive in the international markets. Although we will continue to monitor our exposure to currency fluctuations, and when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot conclude that exchange rate fluctuations will not adversely affect our financial results in the future.

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

      On January 20, 2004, we sold 36 shares of our Series I Convertible Preferred Stock to third party investors for a total purchase price equal to $900,000. Included in this sale was the sale of Warrants to purchase an aggregate of 252,000 shares of our common stock at an exercise price of $0.90 per share of common stock. The Warrants expire on January 20, 2009.

      The Series I Convertible Preferred Stock accrues dividends at an annual rate equal to $2,000 per share until January 31, 2007, $2,500 per share until January 31, 2009 and thereafter $3,000 per share and has preference over dividends paid on common stock. The dividends are payable, in our sole discretion, in cash or shares of our common stock. Each share of Series I Convertible Preferred Stock is convertible at any time at the holder’s election into 33,334 shares of common stock, subject to certain adjustments in the event of stock dividends or other similar distributions, stock splits or other combinations or divisions of our common stock.

      We may at any time after December 31, 2004 redeem any or all outstanding shares of Series I Convertible Preferred Stock at the original purchase price plus accrued but unpaid dividends. In addition, we may require the conversion of any portion of the outstanding Series I Convertible Preferred Stock or cancel any portion of the outstanding Warrants at any time the market price of our common stock is equal to or exceeds $2.00 for any 20 consecutive trading days.

      Holders of Series I Convertible Preferred Stock are entitled to one vote for each share of common stock into which their shares of Series I Convertible Preferred Stock are convertible and shall vote with the common stock on all matters, except as otherwise required by law. The consent of holders of more than 50% of the outstanding shares of Series I Convertible Preferred Stock is required to alter or change the powers, preferences of special rights of the Series I Convertible Preferred Stock.

      The offer and sale of the Series I Convertible Preferred Stock and the Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) as the Series I Convertible Preferred Stock and Warrants were sold to accredited investors pursuant to Regulation D as promulgated under the Act.

      Sterling Financial Investment Group, Inc. acted as placement agent to assist in offering the shares of Series I Convertible Preferred Stock and the Warrants. In connection with the private placement, we paid to Sterling Financial Investment Group, Inc. a fee of $52,000. In addition, Sterling Financial Investment Group, Inc. was issued warrants to purchase an aggregate of 50,000 shares of our common stock at an exercise price equal to $0.71 per share and warrants to purchase an aggregate of 43,561 shares of our common stock at an exercise price equal to $0.90 per share. These warrants expire on January 20, 2009.

Item 6.	Exhibits and Report on Form 8-K.

      (a) The following exhibits, which are furnished with this Quarterly Report or incorporated herein by reference, are filed as part of this Quarterly Report.

Exhibit
Number	Exhibit Description

4.1	Certificate of Designations for the Series I Convertible Preferred Stock
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) No reports were filed on Form 8-K during the quarter ended December 31, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERREMARK WORLDWIDE, INC.

By:	/s/ MANUEL D. MEDINA

Manuel D. Medina
Chairman of the Board, President
and Chief Executive Officer (Principal
Executive Officer)

Date: February 17, 2004

By:	/s/ JOSE A. SEGRERA

Jose A. Segrera
Executive Vice President and Chief
Financial Officer (Principal Accounting
Officer)

Date: February 17, 2004