Form 10-K/A
period 2003-03-31
TERREMARK WORLDWIDE INC
filed 2004-03-04
CIK 912890

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

PART I

ITEM 1. BUSINESS.

Overview

      We operate facilities at strategic locations in Florida, California and Sao Paulo from which we assist users of the Internet and large communications networks in communicating with other users and networks. Our primary facility is the NAP of the Americas, where we provide exchange point, colocation and managed services to carriers, Internet service providers, network service providers, government entities, multi-national enterprises and other end users.

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

      Our strategy is to leverage our major connectivity hubs to sell services to customers within and outside of our TerreNAP Centers. For example, we have been retained by the Diplomatic Telecommunications Service Program Office, under three publicly awarded contracts, to design, implement and manage the system which will permit designated overseas locations to have global Internet access. Although the NAP of the Americas serves as the hub to manage this solution, we are leveraging our international carrier relationships to provide this customer with connectivity and technology solutions to communicate with U.S. government locations around the world.

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

      When the facilities in Brazil and Madrid are operational, we will have TerreNAP Centers located at three major crossroads of Internet and data traffic. Miami, the home of the NAP of the Americas, is ranked by Telegeography, researcher and publisher of international telecom statistics, in its Packet Geography 2002, as the number one International Internet Hub City for Latin America and the Caribbean. Sao Paulo, where the NAP do Brasil is located, is ranked second and Madrid is ranked eighteenth of the Top 50 Interregional Internet Hub Cities in the world. We believe the Madrid network access point will also benefit from Madrid’s strategic geographic location by serving as an Internet gateway to the European Union, North Africa and the Americas.

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

      However, our current and potential competition includes:

•	Internet data centers operated by established U.S., Brazilian and Spanish communications carriers such as AT&T, Qwest, Embratel and Telefonica. Unlike the major network providers, which constructed data centers primarily to help sell bandwidth, we have aggregated multiple networks in one location, which we believe provides diversity, competitive prices and high performance. Carrier operated data centers only provide one choice of carrier and generally require capacity minimums as part of their pricing structures. Our TerreNAP Data Centers provide access to a choice of carriers and allow our customers to negotiate the best prices with a number of carriers resulting in better economics and redundancy.

•	U.S. network access points such as MAE West and carrier operated NAPs. NAPs, generally operated by carriers, are typically older facilities and lack the incentive to upgrade the infrastructure in order to scale with traffic growth. In contrast, we provide secure facilities with 24-hour support and a full range of network and managed services.

•	Vertically integrated web site hosting companies, colocation companies and Internet service providers such as Navisite and Globix. Some managed service providers require that customers purchase their entire network and managed services directly from them. We are a network and service provider aggregator and allow our customers to contract directly with the networks and web-hosting partner best suited for their business.

•	Neutral colocation and Internet exchange services companies such as Equinix. Geographic location tends to be an important factor in determining where networks will meet to create neutral points of connectivity. The location available may not be where potential buyers need capacity or where demand exists. Also, much of the older data center capacity cannot support current blade server technology that requires much more intensive cooling and power density. The NAP of the Americas and the NAP do Brasil are neutral connectivity points in their respective geographic areas. We believe that this creates a natural barrier to entry to competitors, as it is difficult that our large customers would relocate or deploy similar infrastructure in other centers within our geographic regions. For this reason, we believe that we have positioned our company as a leader in carrier neutral exchange points connecting the United States, Europe and Asia to Latin American markets.

Service Providers

      We are not a telecommunications carrier, and as such we rely on third parties to provide our customers with carrier services. We have fiber available from most major land and undersea network service providers. We also have multiple connectivity options available in our two meet point rooms. We limit our exposure to system downtime by using fully redundant commercial power feeds and having backup power systems.

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

      We lease 120,000 square feet at the Technology Center of the Americas for the NAP of the Americas. The term of the lease commenced in October 2001 and is for 20 years. Annual rent is approximately $2,500,000. We are also responsible for some common area maintenance expenses and real estate taxes which amount to approximately $40,000 per month.

      We also lease approximately 40,000 square feet for a colocation facility in Santa Clara, California. The term of the lease commenced in January 2001 and is for 20 years. Annual rent is approximately $1,400,000. We are also responsible for real estate taxes and property and casualty insurance expenses which in the aggregate amount to approximately $46,000 annually.

      We also lease approximately 14,660 square feet for our corporate office in Miami, Florida. The term of the lease commenced in April 2000 and is for five years. Annual rent is approximately $483,000. We are also responsible for our share of common area maintenance expenses and real estate taxes.

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

      We are not currently subject to any litigation which singularly or in the aggregate could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of our stockholders during the year ended March 31, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Common Stock and Preferred Stock Information

      Our common stock, par value $0.001 per share, is quoted under the symbol “TWW” on the American Stock Exchange. As of June 25, 2003, we had the authority to issue:

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

      Data center services revenues consist of colocation services, such as leasing of space and provisioning of power; exchange point services, such as peering and interconnection; and managed and professional services, such as network management, procurement and installation of equipment and procurement of connectivity, managed router services, technical support and consulting. We anticipate an increase in revenue from colocation and exchange point services as we add more customers to our network of NAPs, sell additional services to existing customers and introduce new products and services. We also expect managed and professional services to become an important source of revenue and increase as a percentage of data center- services. For the years ended March 31, 2003 and 2002, data center services revenues consisted of the following:

	2003		2002

Colocation & exchange point services	$8,146,149	82%	$2,967,207	92%
Managed & professional services	1,791,750	18%	248,690	8%

	$9,937,899	100%	$3,215,897	100%

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

      Net loss (income) for our reportable segments was as follows:

	For the Year Ended March 31,

	2003	2002

Data center operations	$37,565,136	$34,971,359
Telecom facilities management	—	16,682,059
Real estate services	3,662,169	5,718,797

	$41,227,305	$57,372,215

      The net loss for the year ended March 31, 2003 is mainly due to non-cash items, including impairment charges of long-lived assets of approximately $4.0 million and depreciation and amortization expense of approximately $5.1 million, interest expense of approximately $11.0 million, and approximately $11.2 million of expenses generated from the operations of the NAP of the Americas. The net loss for our data center operations segment is primarily the result of insufficient revenues at the NAP of the Americas to cover our operating and interest expenses. We expect to continue generating net losses from the data center operations segment until we reach required levels of monthly revenues. The net loss from our telecom facilities management segment for the year ended March 31, 2002 resulted primarily from impairment, interest and general expenses from our collocation facility in Santa Clara, California. There were no revenues generated from the facility during the period. For the year ended march 31, 2003, the losses related to the facility were insignificant and included in data center operations. The net loss from real estate activities for the years ended March 31, 2003 and 2002 resulted from insufficient revenues to support general and interest costs and impairments. Due to our exit of real estate activities not related to our TerraNAP Center strategy, we anticipate that the significance of the real estate activities to our overall operations will decrease.

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

      Net Loss From Continuing Operations. Net loss from continuing operations for our reportable segments was as follows:

	For the Year Ended March 31,

	2002	2001

Data center operations	$34,971,359	$9,219,416
Telecom facilities management	16,682,059	8,383,329
Real estate services	5,718,797	3,770,506

	$57,372,215	$21,373,251

      The increase in the total net loss from continuing operations was primarily due to non-cash items, which include impairment of long-lived assets of approximately $19 million, and depreciation and amortization expense of approximately $7.3 million. Also contributing to the loss were interest expense of approximately $9.8 million and $14.6 million of expenses generated from the start-up and operations of the NAP of the Americas. The net loss for our data center operations segment is primarily the result of insufficient revenues at the NAP of the Americas, which became operational in July 2001, to cover our operating and interest expenses. We expect to continue generating net losses from the data center operations segment until we reach required levels of monthly revenues. The net loss from our telecom facilities management segment for the year ended March 31, 2002 resulted primarily from impairments, interest and general expenses from our collocation facility in Santa Clara, California. There were no revenues generated from the facility during the period. For the year ended March 31, 2001, the net loss from our telecom facilities management segment resulted primarily from insufficient revenues, impairment charges and general expenses. The net loss from real estate activities for the years ended March 31, 2002 and 2001 resulted from insufficient revenues to support general and interest costs, along with impairments related to Post Shell.

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

      Supra Group, Inc., the maker of the $9.5 million promissory note, failed to pay but agreed on June 16, 2003 to assign the note and the debenture to an entity newly formed by Paolo Amore, the son of a director of the Company. Payments received as of June 30, 2003 aggregated approximately $5.8 million and the remaining $3.7 million is due no later than August 15, 2003. Two of the Company’s directors, Guillermo Amore and Miguel Rosenfeld, have guaranteed payment and performance in accordance with the amended terms of the note. Management believes that collection on the remaining balance is reasonably assured. In connection with this transaction, the Company will recognize a beneficial conversion feature of $9.5 million, based on the June 16, 2003 measurement date.

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

  Debt and equity activity

      As of March 31, 2003, our total indebtness, including interest from notes payable, construction payables, capital lease obligations, convertible debt and Series H preferred stock was approximately $115.5 million.

      Our notes payable consist of the following:

March 31, 2003

Notes payable to third parties:
Note payable to Ocean Bank, collateralized by substantially all assets of the NAP of the Americas and a personal guaranty of the Chief Executive Officer. On April 30, 2003, the credit facility was revised to convert $15 million of principal to equity and extend the terms of the remaining balance until April 30, 2006.	$43,974,553
Unsecured note payable to SBP Investments, Inc. and Caerulea, Ltd., interest accrues at 10%. In April 30, 2003, $1,000,000 was converted to Subordinated Debentures and remaining principal and interest is due on April 1, 2004.	4,450,000
Note payable to a financial institution, collateralized by certain assets of a director and certain shareholders of the Company Interest accrues at 1% over prime, due on December 31, 2003.	667,178
Unsecured note payable to a corporation, interest accrues at 9%. Due on demand	518,501
Unsecured note payable to a corporation, interest accrues at 10% Principal and interest due on May 30, 2003. In April 30, 2003, amount was converted to Subordinated Debentures	1,500,000
Unsecured note payable to a corporation, interest accrues at 15%. Principal and interest due on April 1, 2004.	1,000,000
Unsecured notes payable to individuals, interest accrues at 10% Principal and interest due on March 31, 2003. On April 30, 2003, amounts were converted to Subordinated Debentures	1,000,000
Unsecured note payable to a corporation in seventy-five monthly installments of principal and interest which began January 1, 1999. Interest accrues at 9.5%	198,385
Unsecured notes payable to individuals, interest accrues at 8%, with interest due monthly. Matured and currently due	—
Unsecured note payable to a corporation, interest accrues at 13% Principal and interest due on June 30, 2002.	—
Unsecured notes payable to corporations. Interest ranges from 10% — 15%. Principal and interest generally due in monthly installments	63,284
Unsecured note payable to a corporation, interest accrues at 10%. Due on demand	30,000

Total notes payable to third parties	53,401,901

Notes payable to related parties:
Unsecured note payable to certain directors and a shareholder of the Company. Interest accrues at 8.25%, with principal installments of $150,000 and interest due quarterly commencing March 31, 2002 and maturing on June 23, 2003.	—
Unsecured note payable to a corporation controlled by a shareholder, interest accrues at 15%. Principal and interest due on April 1, 2004.	1,600,000
Note payable to the Chief Executive Officer. Interest accrues at 10%. Principal and interest due on June 30, 2003. On April 30, 2003, amount was converted to Subordinated Debentures	1,000,000
Unsecured notes payable to certain executives and directors of the Company and third party corporations, interest accrues at 13%. On April 30, 2003, $700,000 of principal was converted to Subordinated Debentures and remaining principal and interest is due on April 1, 2004.	1,500,000

March 31, 2003

Unsecured note payable to the Chief Executive Officer. Interest accrues at 7.5%, payable monthly, with principal installments of $50,000 due on a quarterly basis commencing on June 26, 2002, and maturing on June 26, 2003.	100,000
Unsecured note payable to a shareholder, interest accrues at 10%. Due on demand	38,000

Total notes payable to related parties	4,238,000

$57,639,901
Less: current portion of notes payable	1,464,963

Notes payable, less current portion	56,174,938

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

      The majority of our planned operating cash improvement during our fiscal year 2004 is expected to come from an increase in revenues and cash collections from customers. If we fail to achieve planned revenues of $2.0 million to $3.0 million a month, then we will require additional financing. Our revenues may not increase and additional financing may not be available and, if available the financing may not be obtainable on terms acceptable to us. Additional financing may be substantially dilutive to existing shareholders. If we need to obtain additional financing and fail to do so, it may have a material adverse effect on our ability to meet financial obligations and operate as a going concern. Consequently, recurring losses from operations, the uncertainty surrounding the anticipated increase in revenues, including the rate at which services are sold and the lack of committed sources of additional debt or equity, raises substantial doubt about our ability to continue as a going concern.

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

      We commenced operations in Brazil in February 2002. The Brazilian government’s actions to control inflation and effect other policies have often involved wage and price controls, currency devaluations, capital controls and limits on imports, among other things. Luiz Inacio Lula da Silva, the left-wing candidate, was elected president of Brazil on October 27, 2002. The economic and fiscal policies of Mr. Lula da Silva could have an adverse effect on the Brazilian economy and our results of operation.

      Our business, financial condition and results of operations in Brazil may be adversely affected by changes in policy involving factors outside of our control, such as:

•	monetary and fiscal policies;

•	currency fluctuations;

•	energy shortages; and

•	other political, social and economic developments in or affecting Brazil.

      In early 1999, the Brazilian government allowed the real to float freely, resulting in a significant devaluation against the U.S. dollar. Since that time, Brazil’s currency has experienced further significant devaluations against the U.S. dollar. The devaluation of the real and the decline in growth in the Brazilian economy have been caused in part by the continued recession in the region, a general aversion to emerging markets by foreign direct and financial investors and the overall decline in worldwide economy.

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

      (a) The exhibits listed in the Exhibit Index are filed with or incorporated by reference as part of this report.

      (b) No reports were filed on Form 8-K during the fourth quarter of the fiscal year ended March 31, 2003.

      (c) The following exhibits, which are furnished with this Annual Report or incorporated herein by reference, are filed as part of this Annual Report.

Exhibit
Number	Exhibit Description

2.1	Agreement for Sale of Assets by and between ITV Communications, Inc. and Netmatics, Inc., dated January 11, 1996, and Promissory Note and Security Agreement dated January 16, 1996(1)
2.2	Agreement of Merger between AVIC Group International, Inc., a Colorado corporation, with and into AVIC Group International, Inc., a Delaware corporation dated July 10, 1996(2)
2.3	Agreement and Plan of Merger by and between Terremark Holdings, Inc. and AmTec, Inc., dated as of November 24, 1999, as amended by that certain Amendment to Agreement and Plan of Merger, dated as of February 11, 2000(3)
2.4	Letter Agreement dated January 12, 2001 among MP Telecom, LLC, Terremark Worldwide, Inc., Clifford J. Preminger, Thomas M. Mulroy and Manuel Medina(4)
3.1	Certificate of Merger of Terremark Holdings, Inc. with and into AmTec, Inc.(5)
3.2	Restated Certificate of Incorporation of the Company(5)
3.3	Restated Bylaws of the Company(5)
3.4	Certificate of Designations of Preferences of Series G Convertible Preferred Stock of the Company(5)
3.5	Certificate of Designations of Preferences of Series H Convertible Preferred Stock of the Company(6)
4.1	Specimen Stock Certificate(1)
4.2	Form of 13% Subordinated Convertible Debenture, due December 31, 2005(7)
4.3	Form of 13.125% Subordinated Convertible Debenture, due December 31, 2005(8)
4.4	Form of 9% Subordinated Convertible Debenture, due April 30, 2006
4.5	Form of Warrant for the Purchase of Common Stock(9)
4.6	Form of 10% Subordinated Convertible Debenture, due April 30, 2006
10.1	1995 Stock Option Plan(10)
10.2	1996 Stock Option Plan(10)
10.3	Real Property Lease between Lexreal Associates and the Company dated May 8, 1995(10)
10.4	Form of Indemnification Agreement for directors and officers of the Company(2)
10.5	Employment Agreement with Joseph R. Wright(11)
10.6	Employment Agreement with Manuel Medina(12)
10.7	Amendment to Employment Agreement with Manuel Medina(13)
10.8	Employment Agreement with Brian Goodkind(14)
10.9	Amended and Restated Credit Agreement between the Company and Ocean Bank, dated September 5, 2001(15)
10.10	Net Premises Lease by and between Rainbow Property Management, LLC and Coloconnection, Inc.(16)
10.11	Basic Lease Information Rider T-Rex Technology Center of the Americas @ Miami, dated October 16, 2000, between Technology Center of the Americas, LLC and NAP of the Americas, Inc.(16)
10.12	Agreements between the Company and Telcordia Technologies, Inc.(16)
10.13	Agreement between Terremark Technology Contractors Inc., and Cupertino Electric, Inc., dated November 1, 2000(16)
10.14	Amended and Restated Debt Satisfaction Agreement between the Registrant and CRG, LLC, dated December 5, 2002(16)
10.15	Debt Satisfaction Agreement between the Company and CRG, LLC, dated November 11, 2002(16)

Exhibit
Number	Exhibit Description

10.16	Agreement between Terremark Technology Contractors Inc., and Kinetics Systems, Inc., dated December 28, 2000(16)
10.17	Collateral Agent Agreement between the Company, NAP of the Americas, Inc. and Bank of New York Trust Company of Florida, N.A., dated April 30, 2003(17)
10.18	Second Leasehold Mortgage and Security Agreement between NAP of the Americas, Inc. and Bank of New York Trust Company of Florida, N.A., dated April 30, 2003(17)
10.19	Subordination Agreement between Bank of New York Trust Company of Florida, N.A. and Ocean Bank, dated April 30, 2003(17)
10.20	Second Assignment of Leases and Rents and Security Deposits between NAP of the Americas, Inc. and Bank of New York Trust Company of Florida, N.A., dated April 30, 2003(17)
10.21	Debt Conversion Agreement between the Company, NAP of the Americas and Ocean Bank, dated April 30, 2003(17)
21	Subsidiaries of the Company(17)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(17)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(17)

*	Filed herewith

(1)	Previously filed as part of the Company’s Current Report on Form 8-K dated March 6, 1997.
(2)	Previously filed as part of the Company’s Definitive Proxy Statement filed on April 18, 1996.
(3)	Previously filed as part of the Company’s Definitive Proxy Statement filed on March 24, 2000.
(4)	Previously filed as part of the Company’s Current Report on Form 8-K dated February 28, 2001.
(5)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3 filed May 15, 2000.
(6)	Previously filed as exhibit 3.5 to the Company’s Annual Report on Form 10-K filed on July 16, 2001.
(7)	Previously filed as exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2001.
(8)	Previously filed as exhibit 4.5 to the Company’s Annual Report on Form 10-K filed on July 15, 2002.
(9)	Previously filed as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 15, 2003.

(10)	Previously filed as part of the Company’s Transition Report on Form 10-KSB for the transition period from October 1, 1994 to March 31, 1995.
(11)	Previously filed as exhibit 10.6 to the Company’s Annual Report on Form 10-KSB filed June 29, 2000.
(12)	Previously filed as exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on July 16, 2001.
(13)	Previously filed as exhibit 10.1 to the Company’s Quarterly report on Form 10-Q filed on November 14, 2001.
(14)	Previously filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2000.
(15)	Previously filed as exhibit 10.2 to the Company’s Quarterly report on Form 10-Q filed on November 14, 2001.
(16)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 15, 2003.

(17)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on June 30, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of March 2004.

TERREMARK WORLDWIDE, INC.

By:	/s/ MANUEL D. MEDINA

Manuel D. Medina, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JOSÉ A. SEGRERA

Executive Vice President and Chief Financial Officer (Principal Accounting Officer)