Form 10-Q/A
period 2003-06-30
TERREMARK WORLDWIDE INC
filed 2004-03-04
CIK 912890

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


      Data center services revenues consist of colocation services, such as leasing of space and provisioning of power, exchange point services, such as peering and interconnection; and managed and professional services, such as network management, procurement and installation of equipment and procurement of connectivity, managed router services, technical support and consulting. We anticipate an increase in revenue from colocation and exchange point services as we add more customers to our network of NAP's, sell additional services to existing customers and introduce new products and services. We also expect managed and professional services to become an important source of revenue and increase as a percentage of data center-services. For three months ended June 30, 2003 and 2002, data center-services revenues consisted of the following:




                                                            2003                       2002
                                                     --------------------      -------------------
Colocation & exchange point services .............    $2,523,888      84%      $1,744,684      85%
Managed & professional services ..................       486,727      16%         314,444      15%
                                                      ----------     ---       ----------     ---
                                                      $3,010,615     100%      $2,059,128     100%
                                                      ==========     ===       ==========     ===



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





      Net income (loss) for our reportable segments was as follows:

                                 For the three months ended
                                          June 30,
                                 ---------------------------
                                    2003            2002
                                 ----------      -----------
Data center operations           $3,093,985      $(7,925,997)
Real estate services               (164,170)         (46,422)
                                 ----------      -----------
                                 $2,929,815      $(7,972,419)
                                 ==========      ===========



        We had net income for the three months ended June 30, 2003 as a result of one-time, non-cash items, including a debt restructuring gain of approximately $8.5 million and a reduction in interest expense of approximately $1.2 million. However, we expect to generate net losses in the future until we reach required levels of monthly revenues. Although we had a net operating loss for the current period, we anticipate that our real estate activities will generate sufficient revenues to cover their operating expenses and we do not expect to fund operating losses from our real estate activities in the foreseeable future.




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

      Debt and equity activity



      As of June 30, 2003, our total indebtedness, including interest from notes payable, construction payables, capital lease obligations, convertible debt and Series H preferred stock was approximately $87.4 million.




         Our notes payable consist of the following:





                                                                                         June 30,
                                                                                           2003
                                                                                        -----------
Notes payable to third parties:

Unsecured notes payable to SBP Investment, Inc. and Caerulea, Ltd., interest accrues at 10%. Principal and interest due April 1, 2004. On April 30, 2003,
$1,000,000 was converted to convertible debt.                                           $ 3,300,000

Unsecured note payable to a corporation, interest accrues at
15%. Principal and interest due on April 1, 2004.                                         1,000,000

Unsecured notes payable, interest ranges from 10% to 15%. Principal
and interest due between September 2003 and March 2005.                                     869,947

Note payable to a corporation, collateralized by certain assets of a director and certain shareholders of the Company.
Interest accrues at 1% over prime, due on December 31, 2003.                                417,178
                                                                                        -----------
    Total notes payable to third parties                                                  5,587,125
                                                                                        -----------

Notes payable to related parties:

Note payable to Ocean Bank, collateralized by substantially all assets of the
NAP of the Americas and a personal guaranty of the Chief Executive Officer
Amount includes $5.3 million of gain on debt restructuring to be amortized
monthly to reduce interest expense over the life of the remaining debt.                  34,287,053

Unsecured note payable to a corporation controlled by a shareholder,
interest accrues at 15%. Principal and interest due on April 1, 2004.                     1,600,000

Unsecured notes payable to certain executives and directors of the
Company and third party corporations, interest accrues at 13%.
Principal and interest is due April 1, 2004. On April 30, 2003,
$700,000 was converted to convertible debt.                                                 782,660
                                                                                        -----------
    Total notes payable to related parties                                               36,669,713
                                                                                        -----------

                                                                                         42,256,838

Less: current portion of notes payable                                                    9,341,672
                                                                                        -----------
Notes payable, less current portion                                                     $32,915,166
                                                                                        ===========






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


      Supra Group, Inc., the maker of the $9.5 million promissory note failed to pay but agreed on June 16, 2003 to assign the note and the debenture to an entity newly formed by, Paolo Amore, the son of one of our directors. Payments received as of August 14, 2003, aggregated approximately $6.9 million and the maturity of the remaining $2.6 million has been extended from August 15, 2003 to September 15, 2003. Two of the Company's directors, Guillermo Amore and Miguel Rosenfeld, have guaranteed payment and performance in accordance with the amended terms of the note. Management believes that collection on the remaining balance is reasonably assured.


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


      The majority of our planned operating cash improvement during our fiscal year 2004 is expected to come from an increase in revenues and cash collections from customers. If we fail to achieve planned revenues of $1.8 million to $2.8 million a month, then we will require additional financing. Our revenues may not increase and additional financing may not be available, and, if available the financing may not be obtainable on terms acceptable to us. Additional financing may be substantially dilutive to existing shareholders. If we need to obtain additional financing and fail to do so, it may have a material adverse effect on our ability to meet financial obligations and operate as a going concern. Consequently, recurring losses from operations, the uncertainty surrounding the anticipated increase in revenues, including the rate at which services are sold and the lack of committed sources of additional debt or equity, raises substantial doubt about our ability to continue as a going concern.



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

      BRAZILIAN POLITICAL AND ECONOMIC CONDITIONS MAY HAVE AN ADVERSE IMPACT ON OUR OPERATIONS.

      We commenced operations in Brazil in February 2002. The Brazilian government's actions to control inflation and effect other policies have often involved wage and price controls, currency devaluations, capital controls and limits on imports, among other things. Luiz Inacio Lula da Silva, the left-wing candidate, was elected president of Brazil on October 27, 2002. The economic and fiscal policies of Mr. Lula da Silva could have an adverse effect on the Brazilian economy and our results of operation.

      Our business, financial condition and results of operations in Brazil may be adversely affected by changes in policy involving factors outside of our control, such as:

      o  monetary and fiscal policies;

      o  currency fluctuations;

      o  energy shortages; and

      o  other political, social and economic developments in or affecting
         Brazil.

      In early 1999, the Brazilian government allowed the REAL to float freely, resulting in a significant devaluation against the U.S. dollar. Since that time, Brazil's currency has experienced further significant devaluations against the U.S. dollar. The devaluation of the REAL and the decline in growth in the Brazilian economy have been caused in part by the continued recession in the region, a general aversion to emerging markets by foreign direct and financial investors and the overall decline in worldwide economy.



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


      (a) No reports were filed on Form 8-K during the quarter ended June 30, 2003.


      (b) The following exhibits, which are furnished with this Quarterly Report or incorporated herein by reference, are filed as part of this Quarterly Report.


     Exhibit
      Number        Exhibit Description
     -------        -------------------

        10.1        Employment Agreement with Brian K. Goodkind*

        10.2 Non-qualified Stock Option Agreement for Brian K. Goodkind to purchase 1,278,205 shares of the Company's common stock*

        10.3 Non-qualified Stock Option Agreement with Brian K. Goodkind to purchase 1,406,795 shares of the Company's common stock*

        10.4 First Amendment to the Non-qualified Stock Option Agreement with Brian K. Goodkind to purchase 200,000 shares of the Company's common stock*

        10.5 First Amendment to the Non-qualified Stock Option Agreement with Brian K. Goodkind to purchase 115,000 shares of the Company's common stock*

        31.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        31.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

        32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

----------
* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed on August 14, 2003.

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