Form 10-K
period 2004-03-31
TERREMARK WORLDWIDE INC
filed 2004-06-14
CIK 912890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22520

Terremark Worldwide, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-1981922
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
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

NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17CFR 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

     The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $116,000,000, based on the closing market price of the registrant’s common stock ($0.70) as reported by the American Stock Exchange on such date.

     The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of June 4, 2004 was 366,524,531.

ITEM 1.     BUSINESS.

      The words “Terremark”, “we”, “our”, “ours”, and “us” refer to Terremark Worldwide, Inc. All statements in this discussion that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding Terremark’s “expectations”, “beliefs”, “hopes”, “intentions”, “strategies” or the like. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Terremark cautions investors that actual results or business condition may differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this Annual Report on Form 10-K. Terremark expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Terremark’s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

Recent Events

      On June 14, 2004, Terremark privately placed $75 million in aggregate principal amount of 9% Senior Convertible Notes due June 15, 2009. We plan to utilize the net proceeds from this offering to pay all of our outstanding debt, for possible acquisitions and for general corporate purposes, including working capital and capital expenditures. The notes are convertible at the option of the holders into our common stock at $1.25 per share. See “Management’s Discussion and Analysis — Liquidity and Capital Resources” for the impact of this transaction on our financial condition.

      On May 17, 2004, we provided certain debenture holders with notice of our intent to redeem $25.0 million of our 10% convertible debentures and $2.8 million of our 13.125% convertible debentures, effective May 31, 2004. As of May 31, 2004, all of the holders of our 10% convertible debentures and $2.5 million in principal of our 13.125% convertible debentures opted to convert their debentures into an aggregate of 54,726,427 shares of our common stock.

      The following table shows our capitalization as of March 31, 2004 and as adjusted to give effect to $75 million of proceeds from this offering and the conversion to equity of $27.5 in principal of our convertible debentures:

	Actual	Adjustments		As Adjusted

	Unaudited
Cash and cash equivalents	$4,400,000	$24,100,000	(1)	$28,500,000

Notes payable	40,500,000	(40,500,000)		—
Convertible debt	37,100,000	(37,100,000)		—
Unsecured senior notes	—	75,000,000		75,000,000
Series H redeemable convertible preferred stock	600,000			600,000

Total debt	$78,200,000			$75,600,000

Series G convertible preferred stock	$—			$—
Series I convertible preferred stock	—			—
Common stock	300,000	100,000	(3)	400,000
Paid in capital	213,600,000	27,900,000	(3)	241,500,000
Accumulated deficit	(236,800,000)	3,200,000	(2)	(233,600,000)
Common stock warrants	3,600,000			3,600,000
Common stock options	1,500,000			1,500,000
Notes receivable — related party	(5,000,000)			(5,000,000)

Total stockholders’ (deficit) equity	$(22,800,000)			$8,400,000

(1)	Reflects the following adjustments:

(a)	Net proceeds of $70.3 million from the offering, net of $4.7 million in debt issuance costs.
(b)	Collection of the $2.4 million note receivable related to the Series I convertible preferred stock.
(c)	Payment of all of our outstanding notes payable, plus accrued interest amounting to $37.2 million.
(d)	Payment of the remaining $.3 million balance of 13.125% convertible debentures.
(e)	Payment of all our $11.1 million outstanding 13% convertible debentures, including a 2% early redemption premium and accrued interest.

(2)	Reflects the following adjustments:

(a)	$4.3 million of unamortized debt restructuring gain.
(b)	$.9 million of unamortized beneficial conversion feature.
(c)	$.2 million write-off of unamortized debt issuance costs for debt paid or converted.

(3)	Reflects the conversion to common stock of $27.5 million of our convertible debentures plus $.5 million in accrued interest.

Overview

      Terremark Worldwide, Inc. operates Internet Exchange Point facilities at strategic locations in Miami, Florida; Santa Clara, California; and Sao Paulo, Brazil, from which we assist users of the Internet and communications networks in communicating with other users and networks. Our primary facility is the NAP of the Americas located in Miami, where as of June 14, 2004 we have over 155 customers including over 80 network service providers. We generate revenue by providing exchange point, colocation and managed services to carriers, Internet service providers, network service providers, government entities, multi-national enterprises and other end users.

      Internet Exchanges, or IX’s, are locations where two or more networks meet to interconnect and exchange Internet and data traffic (data, voice, images, video and all forms of digital telecommunications), much like air carriers meet at airports to exchange passengers and cargo. Instead of airlines and transportation companies, however, participation in IX’s comes from telecommunications carriers, Internet service providers and large telecommunications and Internet users. Tier-1 IX’s are locations where the primary Internet networks meet to access, exchange and distribute Internet traffic and, following the airport analogy, operate much like large, international airport passenger and cargo transportation terminals or “hubs.”

      Initially, four IX’s — in New York, Washington, D.C., Chicago, and San Francisco — were created and supported by the National Science Foundation as part of the transition from the United States government-

financed Internet to a commercially operated Internet. Since that time, privately owned IX’s have been developed, including the NAP of the Americas.

      Our Internet Exchange Point facilities are carrier-neutral. We are not owned or controlled by, nor affiliated with, any telecommunications carrier. Rather, we enable our customers to freely choose from among the many carriers available at our Internet Exchange Point facilities. We believe that our carrier neutrality and the diversity of network service providers present at our facilities provides us with a competitive advantage when compared to carrier-operated network access points where customers are limited to conducting business with one carrier.

      We generate revenue by providing our customers with:

•	the site and platform they need to exchange Internet and data traffic;

•	related professional and managed services; and

•	space to house their equipment and their network facilities in order to be close to the Internet and data traffic exchange connections that take place at our Internet Exchange Point facilities.

      Currently, our customers include telecommunications carriers such as AT&T, MCI, Qwest and Sprint, enterprises such as Bacardi USA, Intrado, and Steiner Leisure, content providers such as Yahoo! and Akamai, and government agencies including the Diplomatic Telecommunications Services Programming Office (DTSPO, a division of the United States Department of State), the United States Southern Command and the City of Coral Gables.

      Prior to April 2000, we were engaged in the development, sales, leasing, management and financing of retail, high-rise office buildings, mixed-use projects, condominiums, hotels and government-assisted housing. We were also involved in a number of ancillary businesses that complemented our development operations. Specifically, we engaged in offering financial services, property management, construction management, condominium hotel management, residential and commercial leasing brokerage, and advisory services. By March 31, 2002, we had exited non-core real estate activities, real estate development, property management, financing and the ancillary businesses that complimented these real-estate development operations. Our remaining real estate activities include technology construction work and management of the property where the NAP of the Americas is located.

      Our principal executive office is located at 2601 S. Bayshore Drive, Miami, Florida 33133. Our telephone number is (305) 856-3200.

Industry

      The Internet is a collection of many independent networks interconnected with each other to form a network of networks. Information that is to be transported over the Internet is divided into discreet identical sized packets that are transmitted over the primary Internet networks, known as backbones, and then reassembled at their destination where they are presented to the end user in the same form as the original information. However, not all Internet backbones reach all locations on the Internet. Therefore, users on different networks need to communicate with each other and transmit packets to each other through interconnection between these networks. To accommodate the fast growth of traffic over the Internet, an organized approach for network interconnection was needed. The exchange of traffic between these networks without payment became known as “peering”. When a fee is paid, it is referred to as “transit.” The points and places where these networks exchange traffic, or peer, with each other are known as Internet Exchanges, or IX’s.

      Since the beginning of the Internet, major traffic aggregation and exchange points have developed around the world. The first four Tier-1 IX’s were built in the United States in the early 1990’s to serve the northern part of the country, from East Coast to West Coast, and are located in New York, Washington, Chicago and San Francisco. These IX’s were built with sponsorship from the National Science Foundation in order to promote Internet development and used the existing infrastructures of telecommunication companies, to which ownership of the IX’s was eventually transferred. These four Tier-1 IX’s offered only connectivity services.

      We operate Internet Exchange Point facilities at strategic locations in Miami, Florida; Santa Clara, California; and Sao Paulo, Brazil, from which we assist users of the Internet and large communications networks in communicating with other users and networks. Our primary facility is the NAP of the Americas located in Miami, where we have over 155 customers including over 80 network service providers. We generate revenue by providing exchange point, colocation and managed services to carriers, Internet service providers, network service providers, government entities, multi-national enterprises and other end users. Using the airport analogy again, customers at our facilities exchange and redirect Internet and data traffic to multiple destinations, and purchase various managed services, similar to what happens in airport terminals with the provision of fuel, maintenance, spare parts and food.

Strategy

      We have created a new business model for IX’s by providing customers with:

•	the connectivity of a world-class IX in a carrier-neutral facility;

•	highly conditioned space within which to locate equipment next to other customers; and

•	managed services meeting the design and operational specifications of multinational carriers, enterprises and government customers.

      Our strategy is to leverage our major connectivity hubs to sell services to customers within and outside of our Internet Exchange Point facilities. For example, we have been retained by the United States Department Diplomatic Telecommunications Service Program Office, under three publicly awarded contracts, to design, implement and manage the system which will permit designated overseas locations to have global Internet access. Although the NAP of the Americas serves as the hub to manage this solution, we are leveraging our international carrier relationships to provide this customer with connectivity and technology solutions to communicate with U.S. government locations around the world.

      Our business model for international expansion requires limited capital investment and is best compared to that of a management company model in the hospitality industry. The model contemplates that a local in-country partner would own and fund the development and build-out of the facility in which our NAP would be located. The facility would ideally be a new development built to our exact specifications (as is the case in Miami), but it may be located in an existing building that is retrofitted to conform to those specifications. We intend to control the operations of particular the central points of connectivity, known as meet point rooms, within the facility. We have implemented this expansion model in both Sao Paulo, Brazil and Madrid, Spain.

International Presence

      In February 2002, we entered into an agreement with Fundacao de Amparo a Pesquisa do Estado de Sao Paulo, the research foundation for the State of Sao Paulo, known as FAPESP, to operate and manage the IX created by FAPESP, which we have renamed the NAP do Brasil. Pursuant to the twenty year agreement, FAPESP turned over the network access point to Terremark, which we moved in February 2004 to permanent facilities in an existing data center where we have contractual control of the data center’s meet point room. The NAP do Brasil is modeled after the operational design of the NAP of the Americas. Pre-existing FAPESP customers have the right to continue to receive services at the then existing levels without payment until February 2004. FAPESP will receive 6% of the revenue generated by the NAP do Brazil for the first five years of operation, 5% during the following five years, and 1% during the last ten years. The term may be extended for an additional ten-year period, during which FAPESP would again receive 1% of the revenues. For the year ended March 31, 2004, our Brazilian operations generated losses of approximately $824,000 on revenues of approximately $160,000.

      In June 2002, we entered into an exclusive agreement with the Comunidad Autonoma de Madrid to develop and operate carrier-neutral network access points in Spain. As part of that agreement, the parties formed NAP de las Americas — Madrid S.A. to own and operate carrier-neutral IX’s in Spain, modeled after the NAP of the Americas. The shareholders are the Comunidad through its Instituto Madrileno de Desarrollo — IMADE, the Camara Oficial de Comercio e Industria de Madrid, Red Electrica Telecomunicaciones, S.A., Telvent Sistemas y Redes S.A., a subsidiary of Abengoa S.A., and Centro de Transportes de Coslada, S.A. (CTC). At the time the NAP de las Americas — Madrid S.A. was formed, we owned 1% of its equity, which we subsequently increased to 10%. In May 2004, we purchased the 20% of this entity owned by Telvent Sistemas y Redes S.A. for approximately $550,000, and exercised our option to purchase the 30% of the interest owned by the Comunidad (CTC and IMADE) for approximately $1.2 million. The Camara has decided to retain its 20% interest. We expect to close on the option exercise on or before June 24, 2004. As a result of these transactions, we will have a 60% equity interest in NAP de las Americas — Madrid.

      We provided the technical and operational know-how for the development of an interim NAP de las Americas — Madrid which became operational in July 2002. During the year ended March 31, 2004, we recognized approximately $43,000 in revenues from services billed to the NAP de Las Americas — Madrid S.A.

      In May 2004, we entered into an agreement with Global Switch LLP to move the NAP de las Americas — Madrid to a facility in Madrid owned by Global Switch LLP.

      With our operations in Miami, Santa Clara and Sao Paulo, and the Madrid facility expected to be operational by July 2004, we will have Internet Exchange Point facilities located at major crossroads of Internet and data traffic. PriMetrica (formerly Telegeography), researcher and publisher of international telecom statistics, in its Global Internet Geography 2004, ranked Miami, the home of the NAP of the Americas, as the number one international Internet Hub City for Latin America and the Caribbean, Sao Paulo, where the NAP do Brasil is located, is ranked second. The San Francisco Bay area, where our NAP of the Americas/West facility is located, and Madrid, where our NAP de las Americas — Madrid is being deployed, are ranked fifth and twenty-first, respectively, in the Top 50 Interregional Internet Hub Cities in the world. We believe the Madrid network access point will also benefit from Madrid’s strategic geographic location by serving as an Internet gateway to the European Union, North Africa and the Americas.

      We continue to explore other locations and have targeted additional locations in Europe, the Middle East and Mexico as a prospective hub locations.

Value Proposition

      The combination of connectivity, neutrality and quality of our facilities allows us to provide the following value proposition to our customers:

•	Carrier-neutrality: Carriers and other customers are willing to locate their equipment within our facility and use our professional managed services because we neither discriminate against nor give preference to any individual or group of customers. Locating equipment at a data center is known in the industry as “colocation.”

•	Connectivity: Our customers can access any of the more than 80 network providers present at our facilities.

•	“Zero-Mile” Access: Because our facilities provide carrier-grade colocation space directly adjacent to the point at which the traffic is exchanged, there is effectively “zero” distance between the peering point and customers’ equipment, which reduces costs and points of failure and increases efficiency, and creates a new paradigm, connecting all participants at a distance of zero miles.

•	Service Level Agreements: We guarantee our customers 100% power availability and environmental stability at the NAP of the Americas.

•	Outsourcing of Services: Because of our staff’s expertise, our customers find it more cost effective to contract us to design, deploy, operate, monitor and manage their equipment and networks at our facilities than to hire dedicated staff to perform those functions.

•	Lower Costs, Increased Efficiency and Quality of Service: The combination of these attributes helps our customers reduce their total costs by eliminating local loop charges to connect their facility to the peering point, backhaul charges to and from connecting points, and the cost of redundancy to mitigate risks associated with increased points of failure along these routes.

      Furthermore, given the heightened focus on homeland security, we are focusing on meeting the security sensitive technology needs of federal, state and local governments, as well as large enterprises. Our value proposition to this sector revolves around our security, critical mass of Internet and data connectivity and carrier neutrality.

      Consequently, we have built a team of employees with federal government security clearances that, as of June 1, 2004, represented approximately 15% of our employee base. In addition, our facility in Miami can provide Secured Compartmentalized Information Facility certified space to customers that require that type of specialized environment.

Services

      We currently offer the following core services:

Exchange Point Service: Our facilities provide a service called Exchange Point Service, which is designed to facilitate both peering and the purchase of transit, among customers.

Colocation Services: Our facilities provide the physical environment necessary to keep a customer’s Internet and telecommunications equipment up and running 24 hours a day, seven days a week. This facility is custom designed to exceed industry standards for electrical and environmental systems. In addition, it offers a wide range of physical security features, including biometric scanners, man traps, smoke detection, fire suppression systems, motion sensors, secured access, video camera surveillance and security breach alarms. High levels of reliability are achieved through a number of redundant subsystems including power and fiber trunks from multiple sources.

Managed Services: Our managed services are designed to support our customers’ mission-critical needs that focus on producing faster network response times. We currently offer the following managed services:

•	Add/Drop Multiplexer Service — This service provides customers maximum interconnection efficiency using operational support systems to provide rapid provisioning, monitoring and management of customer circuits.

•	Network Deployment and Relocation Services — This service leverages our team of engineers to assist customers with the deployment and relocation of critical systems both within and outside our facilities. Our team will identifies, schedules, document and monitors activities required for successful relocation of equipment as part of the overall network relocation project.

•	Engineering Services — We offer facility and equipment design and engineering services, including structural, mechanical, electrical and network systems, all provided by our staff of industry certified engineers.

•	Installation Services — Our installation services specialists provide basic installation of our customers’ equipment. This service reduces our customers’ implementation times, and increases the productivity of our customers’ technical personnel, by avoiding costly downtime due to lack of materials and equipment management and project coordination.

•	Managed Router Service — Utilizing the large mass of carriers at our facilities, this service offers customers cost savings and convenience by providing Internet access without the need to purchase or manage an Internet router. Customer network performance is optimized and multi-home configurations offer increased redundancy and reliability.

•	Network Management Services — This service assists customers in achieving maximum uptime by enlisting our engineers at our facility’s Network Operations Center to monitor and manage their equipment located within and outside the facility.

•	Systems Monitoring Services — This service assists customers in achieving maximum uptime by enlisting engineers to monitor their equipment located at our facilities or anywhere else on their network.

•	Professional Staging Service — This service turns the implementation of any network or telecom environment into a simple plug and play process. Customers ship their equipment to the NAP or alternate destination for installation, and our staging services team gathers and inspects all the equipment components. The team then assembles, configures, tests, and completes an inventory of the equipment, reducing the time required for a customer to install and load final configurations on site. The service also ensures that all ordered components are configured and installed properly in a controlled and stable environment.

•	Reference Timing — This service allows our customers to save on equipment costs, installation times and maintenance of their network timing reference by using our on site Stratum source.

•	Remote Hands Assistance — Remote Hands assists customers that need to remotely access their equipment to perform simple troubleshooting or minor maintenance tasks on a 24 hour per day, 7 day per week basis that does not require tools or equipment. Remote Hands services are available on demand or per contract.

•	Smart Hands Assistance — Smart Hands enhances the Remote Hands service with more complex remote assistance using industry certified engineers for troubleshooting and maintenance.

•	Turn Key Solution — Our staff can provide full integration activities for all aspects of a “turn key” global project. Along with the planning, design and engineering related to the network and the general program management to control the project, we manage vendors, purchase equipment, receive, store and manage inventory, provision, test, ship, track, install, turn up, monitor and manage performance of the network and monitor and maintain equipment and services.

Customers

      Our customer contracts have terms of between one year and twenty years, with an average of 2.5 years. Our customer contracts do not allow for early termination before the stated maturity date and typically provide for penalties if they are cancelled prior to expiration. Currently we have over 155 customers. The U.S. Federal government and Latin American Nautilus USA Inc. accounted for approximately $2.4 million and $1.7 million, or 14% and 10%, of total data center services revenues, respectively, for the year ended March 31, 2004. Latin American Nautilus USA Inc. and Progress Telecom accounted for approximately $1.4 million (or 14%) and $1.0 million (or 10%) in data center revenues, respectively, for the year ended March 31, 2003.

Sales and Marketing

      Sales. We sell our products and services primarily through our direct sales force, which we organize by industry sectors such as carriers, enterprises, government and educational. We also have sales representatives at our facilities in Santa Clara, California and in San Paulo, Brazil, and expect to have a sales representative in Madrid, Spain by July 2004. We also have a channel marketing program to market our services to promote our products and services to enterprises in various geographic locations. This sales force is supported by a team of trained support engineers who work with our sales executives and their customers to respond to customer questions and design a package of services that best meets the customer’s needs.

      Marketing. Our marketing activities are designed to drive awareness of our products and services, and generate qualified sales opportunities through various direct marketing and event driven campaigns. Our marketing team is responsible for providing our sales force with product brochures, collateral and relevant sales tools to improve their sales effectiveness. Our marketing organization also is responsible for our product strategy and direction based upon primary and secondary market research and the advancement of new technologies. We participate in a variety of Internet, computer and financial industry conferences and place our officers and employees in keynote speaking engagements at these conferences. In addition to these activities, we build recognition through sponsoring or leading industry technical forums and participating in Internet industry standard-setting bodies.

Competition

      Our NAPs are neither a traditional data center, nor a traditional IX. Unlike many IXs in the United States, we combine exchange point services (to facilitate peering) with carrier-grade colocation space and managed services in carrier neutral facilities. Consequently, we believe that our facilities are competitively unique and can only be replicated through the expenditures of significant funds over a lengthy period, an unlikely event in today’s telecommunications environment.

      We believe that carriers and Internet service providers have no need to be in two different Tier-1 IX’s serving the same geographic area. Therefore, to the extent that carriers are located in our facilities, and have already invested significant funds to establish their presence at those facilities, this is an incentive for them to remain our customers. In addition, a competing Tier-1 IX would require the backing of carriers and Internet service providers serving this area, many of which are already our customers.

      However, our current and potential competition includes:

•	Internet data centers operated by established U.S., Brazilian and Spanish communications carriers such as AT&T, Qwest, Embratel and Telefonica. Unlike the major network providers, which constructed data centers primarily to help sell bandwidth, we have aggregated multiple networks in one location, which we believe provides diversity, competitive prices and high performance. Carrier operated data centers only provide one choice of carrier and generally require capacity minimums as part of their pricing structures. Our NAPs provide access to a choice of carriers and allow our customers to negotiate the best prices with a number of carriers resulting in better economics and redundancy.

•	U.S. IX’s such as MAE West and carrier operated IX’s. IX’s, generally operated by carriers, are typically older facilities and may lack the incentive to upgrade the infrastructure in order to scale with traffic growth. In contrast, we provide secure facilities with 24-hour support and a full range of network and managed services.

•	Vertically integrated web site hosting companies, colocation companies and Internet service providers such as Navisite and Globix. Some managed service providers require that customers purchase their entire network and managed services directly from them. We are a network and service provider aggregator and allow our customers to contract directly with the networks and web-hosting partner best suited for their business.

•	Neutral colocation and Internet exchange services companies such as Equinix. Geographic location tends to be an important factor in determining where networks will meet to create neutral points of connectivity. The location available may not be where potential buyers need capacity or where demand exists. Also, much of the older data center capacity cannot support current blade server technology that requires much more intensive cooling and power density. Our facilities are neutral connectivity points in their respective geographic areas. We believe that this creates a natural barrier to entry to competitors, as our large customers would likely not incur the expense to relocate or deploy similar infrastructure in other centers within our geographic regions. For this reason, we believe that we have positioned our company as a leader in carrier neutral exchange points connecting the United States and Europe to Latin American markets.

Employees

      As of March 31, 2004, we had 145 full-time employees in the United States. Of these employees, 75 were in data center operations, 20 were in sales and marketing and 50 were in general and administrative. We also have four sales and administrative representatives in Brazil.

      Our employees are not represented by a labor union and are not covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Available Information

      Our Internet website address is www.terremark.com. We make available free of charge, on or through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We also make available on our website other reports filed with the SEC under the Securities Exchange Act of 1934, as amended, including proxy statements and reports filed by officers and directors under Section 16(a) of that Act. These reports may be found by selecting the option entitled “SEC FILINGS” in the “INVESTOR RELATIONS” section on our website. Information contained in or connected to our website is not part of this report.

ITEM 2.	PROPERTIES.

      We lease 120,000 square feet at the Technology Center of the Americas (“TECOTA”) for the NAP of the Americas. The term of the lease commenced in October 2001 and is for 20 years. Monthly base rent is approximately $216,000. We are also responsible for our pro rata share of common area maintenance expenses and real estate taxes, which amount to approximately $40,000 per month. On November 3, 2003, we entered into an agreement to lease an additional 120,000 square feet of space in the third floor of TECOTA, and extend our existing lease in the second floor to co-terminate with the third floor lease on May 31, 2025. Annual base rent for the third floor is approximately $2.4 million. Monthly base rent payments will commence in April 2005. We will also be responsible for our pro rata share of common area maintenance expenses and real estate taxes.

      In Sao Paulo, Brazil, we lease approximately 5,500 feet at a Hewlett Packard data center. Annual rent is approximately $50,000. The term of the lease commenced in October 2003 and is for 18 years.

      In Santa Clara, California, we lease approximately 40,000 square feet for a colocation facility. The term of the lease commenced in January 2001 and is for 20 years. Annual rent is approximately $1,500,000. We are responsible for real estate taxes and property and casualty insurance expenses which in the aggregate amount to approximately $46,000 annually.

      We also lease approximately 14,660 square feet for our corporate office in Miami, Florida. The term of the lease commenced in April 2000 and is for five years. Annual rent is approximately $440,000. We are also responsible for our share of common area maintenance expenses and real estate taxes.

      Additionally, we lease approximately 12,000 square feet for office space in Miami, Florida. Annual rent is approximately $220,000. The term of the lease commenced in February 2001 and is for five years.

ITEM 3.	LEGAL PROCEEDINGS.

      We are not currently subject to any litigation which individually or in the aggregate could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of our stockholders during the three months ended March 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock and Preferred Stock Information

      Our common stock, par value $0.001 per share, is quoted under the symbol “TWW” on the American Stock Exchange. As of May 31, 2004, we had the authority to issue:

•	500,000,000 shares of common stock, par value $0.001 per share; and

•	10,000,000 shares of preferred stock, par value $0.001 per share, which are issuable in series on terms to be determined by our board of directors, of which 20 shares are designated as Series G Convertible Preferred Stock, 294 shares are designated as Series H Convertible Preferred Stock, and 400 shares of Series I Convertible Preferred Stock.

      As of May 31, 2004:

•	311,798,104 shares of our common stock were outstanding;

•	20 shares of our Series G Convertible Preferred Stock were outstanding and held by an entity in which Manuel Medina, our Chairman and Chief Executive Officer, owns a 50% interest and could have been converted into 2,163,809 shares of our common stock;

•	294 shares of our Series H Convertible Preferred Stock were outstanding and held by one holder of record. Each share of Series H Convertible Preferred Stock may be converted into 1,000 shares of our common stock; and

•	400 shares of our Series I Convertible Preferred Stock were outstanding. Each share of Series I Convertible Preferred Stock may be converted into 33,334 shares of our common stock.

      We believe there are approximately 8,800 beneficial owners of our common stock.

      The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock on the American Stock Exchange. Quotations are based on actual transactions and not bid prices.

	Prices
Fiscal Year 2004
Quarter Ended	High	Low

June 30, 2003	$1.21	$0.33
September 30, 2003	1.00	0.53
December 31, 2003	0.78	0.55
March 31, 2004	0.94	0.60

	Prices
Fiscal Year 2003
Quarter Ended	High	Low

June 30, 2002	$0.73	$0.25
September 30, 2002	0.77	0.31
December 31, 2002	0.71	0.22
March 31, 2003	0.49	0.22

Dividend Policy

      Holders of our common stock are entitled to receive dividends or other distributions when and if declared by our board of directors. The right of our board of directors to declare dividends, however, is subject to any rights of the holders of other classes of our capital stock and the availability of sufficient funds under Delaware law to pay dividends. In accordance with a credit facility agreement with a financial institution, we may not pay cash or stock dividends without the written consent of the financial institution. See “Management’s Discussion and Analysis — Liquidity and Capital Resources” regarding subsequent events.

Recent Sales of Unregistered Securities

      In May 2004, we issued three senior secured promissory notes in favor of Veritas High Yield Arbitrage I Fund, LLC, Veritas High Yield Arbitrage II Fund, LLC, and Veritas High Yield Arbitrage Fund, (Bermuda) Ltd. (collectively the “Lenders”) for the aggregate amount of $5.2 million. The notes accrue interest at 12% per annum, are paid monthly based on original face amount, and mature on October 29, 2004, with prepayment permitted without penalty after the first month. We also issued 200,000 warrants in favor of the lenders with a strike price of $0.01, which expire two years after the effective date of the registration statement for the underlying common stock. We agreed to file a registration statement covering the shares of common stock underlying the warrants and to use our best efforts to cause the registration statement to become effective by August 15, 2004. In the event the registration statement is not declared effective on or before August 15, 2004, we must deposit 200,000 fully registered shares of common stock into escrow. The notes are secured by 10 million shares of our common stock placed in escrow by certain of our stockholders, as well as two of our directors, Guillermo Amore and Miguel Rosenfeld, including several entities beneficially owned or controlled by them. The shares pledged as security are subject to increase if at any time prior to repayment in full of each note, the ten day moving average price of our common stock is less than 80% of the trailing ten day volume weighted average price prior to closing (as appropriately adjusted for any stock dividends, recapitalizations or similar events), or if we merge, consolidate or undergo a recapitalization, or issue additional securities. We have executed an indemnification agreement in favor of each of the individuals and entities pledging shares of our common stock as security in connection with each of the notes. We paid a finder’s fee of $130,000 to McMahan Securities Co. L.P. in connection with of the issuance of notes and warrants to the lenders. There is certain common ownership between the lenders and McMahan Securities Co. L.P.

      On March 31, 2004, we issued 400 shares of Series I 8% Convertible Preferred Stock for $7.8 million in cash and $2.2 million in promissory notes, together with warrants to purchase 2.8 million shares of our common stock. We have collected all amounts due under the promissory note. The Series I Preferred Stock is convertible into shares of our common stock at $0.75 per share. In January 2007, the Series I Preferred Stock dividend rate will increase to 10% per year until January 2009 when it increases to 12%. Dividends are payable quarterly, at our discretion, in shares of our common stock or cash. We have the right to redeem the Series I Preferred Stock at $25,000 per share plus accrued dividends at any time after December 31, 2004.

      On April 30, 2003, we issued 10% Subordinated Secured Convertible Debentures due April 30, 2006 for an aggregate principal amount of $25.0 million. The debentures are convertible into shares of our common stock at $0.50 per share. Interest is payable quarterly beginning July 31, 2003. The debentures were issued in exchange for $10.3 million in cash, $9.5 million in a promissory note due in full May 30, 2003 and $5.2 million of notes payable converted to the subordinated debentures. Included in the $5.2 million is $2.0 million of cash received in March 2003 in anticipation of the debenture transaction.

      These offers and sales of our common stock were exempt from the registration requirements of the Securities Act of 1933, as amended as the common stock was sold to accredited investors pursuant to Regulation D and to non-United States persons in offshore transactions pursuant to Regulation S.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

      The following selected consolidated annual financial statement data has been derived from our audited Consolidated Financial Statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the Notes thereto included elsewhere herein.

	Twelve Months Ended March 31,

	2004	2003	2002	2001	2000

	(dollars in thousands except per share data)
Results of operations:
Data center	$17,034 (3)	$11,033 (3)	$3,216	$253	$—
Real estate services	1,179	3,661	12,656	39,894	15,390

Total revenue	18,213	14,694	15,872	40,147	15,390

Data center operations expenses	16,413	11,235	11,231	1,223	—
Construction contract expenses	918	2,968	7,398	20,347	555
Other expenses	23,373	41,718	54,615	39,950	20,868

Total expenses	40,704	55,921	73,244	61,520	21,423

Loss from continuing operations	(22,491)	(41,227)	(57,372)	(21,373)	(6,033)
Loss from discontinued operations	—	—	—	(82,627)	—
Non-cash preferred dividend	(1,158)	(160)	(160)	(160)	(160)
Net loss attributable to common shareholder	$(23,649)	$(41,387)	$(57,532)	$(104,160)	$(6,193)

Loss from continuing operations per common share	$(0.08)	$(0.18)	$(0.29)	$(0.11)	$(0.09)
Loss from discontinued operations per common share	—	—	—	(0.44)	—

Net loss per common share	$(0.08)	$(0.18)	$(0.29)	$(0.55)	$(0.09)

Financial condition(5):
Real estate inventory	$—	$—	$—	$—	$11,797
Property and equipment, net	53,898	54,483	61,089	25,066	1,011
Total assets	77,433	69,602	81,024	78,069	77,998
Long term obligations(1)(2)	78,525	74,524	38,210	16,462	28,632
Stockholders’ (deficit) equity(4)	(22,720)	(46,461)	(49,276)	11,163	476

(1)	Long term obligations include convertible debt less current portion, deferred rent, deferred revenue, notes payable, less current portion, redeemable preferred stock, and capital lease obligations, less current portion.

(2)	Long term obligation as of March 31, 2004, 2003 and 2002 include $500 in redeemable convertible preferred stock plus accrued dividends.

(3)	Amount includes a one-time contract termination fee as of March 31, 2004 and 2003 of $422 and $1,095, respectively.

(4)	Stockholders’ equity as of March 31, 2000 includes approximately $4,777 in convertible preferred stock.

(5)	See “Management’s Discussion and Analysis — Liquidity and Capital Resources” regarding subsequent events.

      The quarterly selected financial statement data set forth below has been derived from our unaudited Condensed Consolidated Financial Statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited Consolidated Financial Statements and the Notes thereto included elsewhere herein.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,
	2004	2003	2003	2003

	(dollars in thousands except per share data)
Data center(1)	$5,199	$4,592	$3,941	$3,302
Real estate services	659	273	108	139

Total revenue	5,858	4,865	4,049	3,441

Data center operations expenses	5,243	4,664	3,950	2,556
Construction contract expenses	581	229	62	46
Other (income) expenses	5,496	9,124	10,844	(2,091)

Total expenses	11,320	14,017	14,856	511

Net loss from operations	(5,462)	(9,152)	(10,807)	2,930
Non-cash preferred dividend	(1,038)	(40)	(40)	(40)

Net income (loss) attributable to common shareholders	$(6,500)	$(9,192)	$(10,847)	$2,890

Net income (loss) per common share	$(0.02)	$(0.03)	$(0.04)	$0.01

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,
	2003	2002	2002	2002

	(dollars in thousands except per share data)
Data center(1)	$2,902	$2,557	$2,424	$3,150
Real estate services	84	276	1,268	2,033

Total revenue	2,986	2,833	3,692	5,183

Data center operations expenses	2,603	2,768	2,769	3,095
Construction contract expenses	62	134	938	1,834
Other (income) expenses	9,979	14,110	9,403	8,226

Total expenses	12,644	17,012	13,110	13,155

Net loss from operations	(9,658)	(14,179)	(9,418)	(7,972)
Non-cash preferred dividend	(40)	(40)	(40)	(40)

Net income (loss) attributable to common shareholders	$(9,698)	$(14,219)	$(9,458)	$(8,012)

Net loss per common share	$(0.04)	$(0.06)	$(0.04)	$(0.04)

(1)	Amount includes a one time contract termination fee of $130, $292 and $1,095 for the three months ended December 31, 2003, June 30, 2003 and June 30, 2002, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following commentary should be read in conjunction with the financial statements and related notes contained elsewhere in the Annual Report on Form 10-K. The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Liquidity and Capital Resources” and “Risk Factors” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements.

Recent Events

      On June 14, 2004, Terremark privately placed $75 million in aggregate principal amount of 9% Senior Convertible Notes due June 15, 2009. We plan to utilize the net proceeds from this offering to pay all of our outstanding debt, for possible acquisitions and for general corporate purposes, including working capital and capital expenditures. The notes are convertible at the option of the holders into our common stock at $1.25 per share. See “Liquidity and Capital Resources” in this section for the impact of this transaction on our financial condition.

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

      Management believes the following significant accounting policies, among others, affect its judgments and estimates used in the preparation of our consolidated financial statements:

•	revenue recognition and allowance for bad debts;

•	accounting for income taxes;

•	impairment of long-lived assets; and

•	goodwill

Revenue recognition and allowance for bad debts

      Currently, we derive our revenues from monthly recurring fees for colocation and exchange point services and managed services. We also receive non-recurring installation fee for colocation and exchange point services and for construction activities. Revenues from colocation, exchange point services and managed services are billed monthly and recognized ratably over the term of the contract. Installation fees are generally billed in the period in which the installation is performed but deferred and recognized ratably over the term of the related contract. Managed services fees are billed and recognized in the period in which the services are provided. Construction activities are billed in accordance with contract terms, but revenues are recognized on the percentage-of-completion method.

      Revenue is recognized as service is provided when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. We assess collection based on a number of factors, including transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from customers. If we determine that collection is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. As of March 31, 2004 and 2003, our accounts receivable amounted to $3,214,101 and

$494,736, respectively, and were net of allowance for doubtful accounts of approximately $200,000 and $120,340, respectively.

      Revenues from construction contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. This method is used because management considers cost incurred to be the best measure of progress on these contracts. The duration of a construction contract generally exceeds one year. Billings in excess of costs and estimated earnings on uncompleted contracts are classified as other liabilities and represent billings in excess of revenues recognized. Construction contract expense costs include all direct material and labor costs and indirect costs related to contract performance such as indirect labor, supplies, tools, repairs, bad debt and depreciation. Provisions for estimated losses on uncompleted contracts are made in the period in which losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions can be reasonably estimated. Accordingly, it is possible that our current estimates relating to completion cost and profitability of our uncompleted contracts will vary from actual results. Excluding depreciation, profit margins (construction contract revenue less construction contract expenses) on construction contracts for the years ended March 31, 2004, 2003 and 2002 were $22,432, $315,658 and $857,163, respectively.

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

      Our accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. To support our conclusion that a 100% valuation allowance was required, we primarily considered such factors as our history of operating losses, the nature of our deferred tax assets and the absence of taxable income in prior carryback years. Although our operating plans assume taxable and operating income in future periods, our evaluation of all the available evidence in assessing the realizability of the deferred tax assets indicates that such plans are not considered sufficient to overcome the available negative evidence.

      Our federal and state net operating loss carryforwards, amounting to approximately $137 million, begin to expire in 2011. Utilization of the net operating losses generated prior to the AmTec merger may be limited by the Internal Revenue Code. Should we determine that we would be able to realize our deferred tax assets in the foreseeable future, an adjustment to the deferred tax assets would increase income in the period such determination is made.

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

      As of March 31, 2004 and 2003, our long-lived assets, including property and equipment, net and identifiable intangible assets and goodwill, totaled $63,897,586 and $64,482,834, respectively. For the years ended March 31, 2004, 2003 and 2002, we recognized impairment charges amounting to $0, $4,020,300, and $18,973,670, respectively.

Goodwill

      We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets that have indefinite lives are not amortized but rather are tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The goodwill impairment test involves a two-step approach. Initially the fair value of the reporting units are compared with their carrying amount, including goodwill, to identify potential impairment. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for the excess, if any, of the carrying value of goodwill over the implied fair value of goodwill. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

      Prior to the adoption of SFAS 142, intangible assets were generally amortized on the straight-line method over five years. In accordance with SFAS 142, we ceased amortization of our intangible assets with indefinite lives and completed an initial impairment test of intangible assets as of April 1, 2002. Management determined in the initial impairment test that these assets were not impaired based on their fair values. Fair value was estimated using the expected present value of future cash flows and the assumed market capitalization at the reporting unit level.

Results of Operations

Overview

      For the year ended March 31, 2004, approximately 94% of our total revenues were generated from data center operations. The remainder was substantially related to construction work. For the year ended March 31, 2003, approximately 75% of our total revenues were generated from data center operations. The remainder was substantially related to construction work. For the year ended March 31, 2002, approximately 20% of our total revenues were generated from data center operations, approximately 52% was from real estate projects and construction work, and approximately 28% was from property and construction management. During the past three years, our results of operations have been significantly impacted by:

•	our shift in focus to the housing and management of Internet infrastructure after the NAP of the Americas became operational in July 2001;

•	the sale of our telecom facilities management operations in February 2001; and

•	our exit from non-core real estate activities by March 31, 2002. Non-core real estate activities included real estate development, property management, financing and other ancillary businesses that complemented the development operations. Our real estate activities currently include technology infrastructure construction work and management of the property where the NAP of the Americas is located.

Results of Operations for the Year Ended March 31, 2004 as Compared to the Year Ended March 31, 2003

      Revenue. The following charts provide certain information with respect to our revenues:

	For the Twelve
	Months Ended
	March 31,

	2004	2003

Revenue
U.S	99%	98%
Outside U.S	1%	2%

	100%	100%

Data Center	94%	75%
Construction Work	5%	22%
Property and Construction Management	1%	3%

	100%	100%

      Data center revenues consist of:

	For the Twelve Months Ended March 31,

	2004		2003

Colocation	$9,861,638	58%	$6,020,779	55%
Exchange point services	3,571,709	21%	2,125,370	19%
Managed & professional services	3,179,264	19%	1,791,750	16%
Contract termination fee	421,766	2%	1,095,086	10%

Data center revenue	$17,034,377	100%	$11,032,985	100%

      The increase in data center revenues was primarily the result of growth in our deployed customer base from 86 customers as of March 31, 2003 to 152 customers as of March 31, 2004. Data center revenues consist of:

•	colocation services, such as leasing of space and provisioning of power;

•	exchange point services, such as peering and cross connects; and

•	managed and professional services, such as network management, network monitoring, procurement and installation of equipment and procurement of connectivity, managed router services, technical support and consulting.

      Our utilization of total net colocation space increased to 13.2% from 6.3% as of March 31, 2004 and 2003, respectively. Our utilization of total net colocation space represents the percentage of space billed versus total space available for customers. For comparative purposes total space available for customers includes third floor space in TECOTA for both March 31, 2004 and 2003. Cross connects billed to customers increased to 1,417 from 662 as of March 31, 2004 and 2003, respectively. Data center — contract termination fee represents amounts received from two customers for the termination of their contracted services with the NAP of the Americas. As a result of these contract terminations, we experienced a decrease in monthly recurring revenues of approximately $14,000. Contract termination fees are recognized upon contract termination when there are no remaining contingencies or obligations on our part.

      We anticipate an increase in revenue from colocation, exchange point and managed services as we add more customers to our network of NAPs, sell additional services to existing customers and introduce new products and services. We also expect managed and professional services to become an important source of revenue and increase as a proportion of data center-services.

      Development, commission and construction fees decreased $156,000 to $41,000 for the twelve months ended March 31, 2004 from $197,000 for the twelve months ended March 31, 2003. We do not expect any revenues from development, commission and construction fees in the foreseeable future.

      Management fees increased $18,000 to $198,000 for the twelve months ended March 31, 2004 from $180,000 for the twelve months ended March 31, 2003. The only facility we currently manage is TECOTA, the property in which the NAP of the Americas is located. We collect a monthly management fee from TECOTA equal to the greater of approximately $8,000 or 3% of cash collected by TECOTA. Although in the future, we may manage properties where our centers are including TECOTA, we anticipate that management fees will not be a significant source of revenue in the foreseeable future.

      Construction contract revenue decreased $2.4 million to $940,000 for the twelve months ended March 31, 2004 from $3.3 million for the twelve months ended March 31, 2003. During the twelve months ended March 31, 2004 and 2003, we completed three and eleven construction contracts, respectively. As of March 31, 2004, we have one construction contract in process. Due to our approach to our construction business, we expect revenues from construction contracts to significantly fluctuate from quarter to quarter. We anticipate focusing our efforts on obtaining construction contracts for projects related to technology infrastructure.

      Data Center Operations Expenses. Data center operations expenses increased $5.2 million, or 46.4%, to $16.4 million for the twelve months ended March 31, 2004 from $11.2 million for the twelve months ended March 31, 2003. Data center operations expenses consist mainly of rent, operations personnel, property taxes, electricity, chilled water, procurement of equipment and connectivity and security services. The increase in total data center operations expenses is due to an increase of $3.1 million in rent, an increase of $376,000 in electricity and chilled water, an increase of $526,000 in personnel costs and an increase of $717,000 in costs related to the procurement of equipment and connectivity under a U.S. Federal government contract. The increase in rent expense is due to the July 2003 opening of our NAP-West facilities in Santa Clara, California and the leasing of an additional 120,000 square feet of space in the third floor of TECOTA, which commenced in November 2003. We have been paying rent for our NAP-West facilities since January 2001 but before we opened these facilities in July 2003, related expenses were recorded as impairment charges. Rent expense is being recorded on the straight-line method based on contractual amounts even though actual payments for the third floor of TECOTA will not commence until April 2005. The increase in personnel costs is mainly attributable to staff increase from 60 operations employees in fiscal year 2003 to 75 for fiscal year 2004. We anticipate that some data center expenses, principally electricity, chilled water, payroll and costs related to managed services, will increase as we provide additional services to existing customers and introduce new products and services.

      Contract Construction Expenses. Contract construction expenses decreased approximately $2.0 million to $918,000 for the twelve months ended March 31, 2004 from $3.0 million for the twelve months ended March 31, 2003. This decrease is a result of the decrease in number of construction contracts and average dollar amount of those contracts as discussed above in “construction contract revenue.” We do not currently anticipate losses on any of the individual construction contracts.

      General and Administrative Expense. Excluding non-cash charges of $2.2 million for stock-based compensation, general and administrative expenses decreased $1.4 million; or 10.4%, to $11.1 million for the twelve months ended March 31, 2004 from $12.5 million for the twelve months ended March 31, 2003. General and administrative expenses consist primarily of salaries and related expenses, professional service fees, rent and other general corporate expenses. The decrease in general and administrative expenses is due to a decrease in payroll of $709,000. In connection with the modification to our employment relationship with three employees, we accelerated the vesting on their outstanding stock options, awarded new stock options and/or extended the life of their outstanding stock options. As a result, we recognized a non-cash, stock-based compensation charge of approximately $2.2 million in the year ended March 31, 2004. The decrease in payroll is mainly due to a reduction in staff levels. The average number of employees whose salaries are included in general and administrative expenses decreased from 60 for the twelve months ended March 31, 2003 to 50 for the twelve months ended March 31, 2004.

      Sales and Marketing Expenses. Sales and marketing expenses decreased $800,000, or 19.0%, to $3.4 for the twelve months ended March 31, 2004 from $4.2 million for the twelve months ended March 31, 2003. The significant components of sales and marketing expenses are payroll and benefits. The decrease in sales and marketing expenses is due to decreases in investor relations of $442,000, in travel and entertainment of $172,000, and in payroll and benefits of $89,000. During the twelve months ended March 31, 2003, we issued warrants valued at $442,000 to Strategic Growth International for investor relations services. The decrease in payroll is mainly due to staff level reductions. The number of employees whose salaries are included in sales and marketing expenses were 20 and 21 as of March 31, 2004 and 2003, respectively. The decrease in travel and entertainment is the result of overall reduction in spending due to cost containment efforts.

      Depreciation and Amortization Expense. Depreciation and amortization expense decreased $400,000 to $4.7 million for the twelve months ended March 31, 2004 from $5.1 million for the twelve months ended March 31, 2003. The decrease was due to reductions in property and equipment resulting primarily from impairment charges recorded during the year ended March 31, 2003, which in turn decreased depreciation expense.

     Impairment of Long-Lived Assets and Goodwill. During the three months ended March 31, 2004, we performed our annual test for impairment and concluded that these assets were not impaired.

      Debt Restructuring. During the twelve months ended March 31, 2004, we incurred a non-cash gain of $8.5 million related to financing transactions whereby $21.6 million of our construction payables plus $1.0 million in accrued interest was converted to 30.1 million shares of our common stock with a $14.1 million market value upon conversion.

      Interest Expense. Excluding non-cash charges, interest expense decreased to $7.1 million from $11.0 million for the years ended March 31, 2004 and 2003, respectively. We reduced the interest expense as a result of a reduction in the principal balance outstanding and a reduction in the interest rates. Due to the conversion of some of our debt and construction payables to equity which was partially offset by the issuance of new debt, our principal balance outstanding decreased to $77.7 million from $101.7 million as of March 31, 2004 and 2003, respectively. In addition our average interest rate on our debt decreased to 8.1% from 9.8% for the years ended March 31, 2004 and 2003, respectively. Net non-cash charges of approximately $7.5 million represent the amortization of a beneficial conversion feature as additional interest expense partially offset by the amortization of a debt restructuring gain as reductions to interest expense.

      Other income (expenses). On November 10, 2003, a developer agreed to pay us a $3.8 million non-refundable fee to develop a facility in Australia. The developer paid us $500,000 upon execution of the agreement and the remaining balance of $3.3 million on December 10, 2003. On February 11, 2004, the developer notified us it did not wish to proceed with negotiations regarding the construction of a TerreNAP Center in Australia. On February 19, 2004, we acknowledged receipt of the developer’s notification, and terminated the agreement with the developer. As required by the agreement, we did not conduct any business related to the operation or management of data centers in Australia until the agreement was terminated. We have no further obligations in connection with the agreement with the developer and as a result recognized the $3.8 million non-refundable fee in the quarter ended March 31, 2004.

      Net Loss. Net loss for our reportable segments was as follows:

	For the Twelve Months
	Ended March 31,

	2004	2003

Data center operations	$(22,152,261)	$(37,565,136)
Real estate services	(338,316)	(3,662,169)

	$(22,490,577)	$(41,227,305)

      The net loss from data center operations is primarily the result of insufficient revenues to cover our operating and interest expenses. We expect to generate net losses until we reach required levels of monthly revenues. Although we had a net operating loss for the current period, we anticipate that our real estate activities will generate sufficient revenues to cover their operating expenses and we do not expect to fund more than $200,000 per year of operating losses from our real estate activities in the foreseeable future.

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

      Data Center Operations Expenses. Excluding depreciation, data center operations expenses remained constant at $11.2 million for the years ended March 31, 2003 and 2002. Data center operations consist mainly of rent, operations personnel, electricity, chilled water and security services. With the exception of electricity and chilled water, the majority of these expenses are fixed in nature. However, commencing in fiscal year 2004, we anticipate that certain data center expenses, principally costs related to managed services, will increase as we provide additional services to existing customers and introduce into the market new products and services. We also expect that our costs of electricity and chilled water costs will increase in the future as we add more customers to the NAP of the Americas. The number of employees whose salaries are included in data center operations remained constant at 60 during the years ended March 31, 2003 and 2002.

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

      Due to our unsuccessful efforts to lease space at our colocation facility in Santa Clara, California, during the quarter ended September 30, 2001, we granted an option to one of our vendors (a contractor involved with the facility’s build-out) to purchase the leasehold improvements and assume the existing lease for approximately $4.0 million. Based on this option, we recorded a $6.6 million impairment charge in the quarter ended September 30, 2001 to write the improvements down to the option amount. Subsequently, we continued to search for alternatives, which included subleasing or selling our leasehold improvements. In the quarter ended March 31, 2002, upon expiration of the option, we listed our leasehold improvements for sale, indicating a definite change in the strategy. We are now actively looking for a buyer to assume the existing lease or sublease all or a substantial portion of the space. The existing lease is $118,000 per month, with scheduled annual increases, for a twenty-year term ending in 2020. We believe that the most likely outcome is that the property will be subleased or leased from the landlord to a third party and that we will receive no consideration for the leasehold improvements. Based on this most likely scenario, in the quarter ended March 31, 2002, we recorded an additional $5.5 million impairment, resulting in the asset being fully reserved. We also established as of March 31, 2002 reserves for leasehold carrying costs, consisting primarily of monthly rent. As of March 31, 2003, we had approximately $1.4 million in related reserves which we anticipate will carry the facility through March 2004.

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

      During the year ended March 31, 2003, we wrote off $450,000 related to equipment that has been held for installation for more than one year and is considered obsolete.

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

      The net loss for the year ended March 31, 2003 is mainly due to non-cash items, including impairment charges of long-lived assets of approximately $4.0 million and depreciation and amortization expense of approximately $5.1 million, interest expense of approximately $11.0 million, and approximately $11.2 million of expenses generated from the operations of the NAP of the Americas. The net loss for our data center operations segment is primarily the result of insufficient revenues at the NAP of the Americas to cover our operating and interest expenses. We expect to continue generating net losses from the data center operations segment until we reach required levels of monthly revenues. The net loss from our telecom facilities management segment for the year ended March 31, 2002 resulted primarily from impairment, interest and general expenses from our collocation facility in Santa Clara, California. There were no revenues generated from the facility during the period. For the year ended March 31, 2003, the losses related to the facility were insignificant and included in data center operations. The net loss from real estate activities for the years ended March 31, 2003 and 2002 resulted from insufficient revenues to support general and interest costs and impairments. Due to our exit of real estate activities not related to our strategy, we anticipate that the significance of the real estate activities to our overall operations will decrease.

Liquidity and Capital Resources

     Liquidity and Recent Developments

      We privately placed $75 million in aggregate principal amount of 9% Senior Convertible Notes due June 15, 2009 to qualified institutional buyers on June 14, 2004. We also granted the initial purchasers of the notes a 30-day option to purchase up to an additional $11.25 million aggregate principal amount of the notes. The notes bear interest at a rate of 9% per annum, payable semi-annually, beginning December 15, 2004 and are convertible at the option of the holders at $1.25 per share. We plan to utilize the net proceeds from this offering to pay all of our outstanding debt, for possible acquisitions and for general corporate purposes, including working capital and capital expenditures.

      The Senior Notes will rank senior in priority with all existing and future unsecured and unsubordinated indebtedness and senior in right of payment to all of existing and future subordinated indebtedness, and rank junior to any future secured indebtedness.

      If there is a change in control, the holders have the right to require us to repurchase their notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest. If we issue a cash dividend on our common stock, we will pay contingent interest to the holders equal to the product of the per share cash dividend and the number of shares of common stock issuable upon conversion of each holder’s note.

      We may redeem some or all of the notes for cash at any time on or after June 15, 2007 if the closing price of our common shares has exceeded 200% of the applicable conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date we mail the redemption notice. If we redeem the notes during the twelve month period commencing on June 15, 2007 or 2008, the redemption price equals 104.5% or 102.25%, respectively, of their principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus an amount equal to 50% of all remaining scheduled interest payments on the notes from, and including, the redemption date through the maturity date.

      On May 17, 2004, we provided certain debenture holders with notice of our intent to redeem $25.0 million of our 10% convertible debentures and $2.8 million of our 13.125% convertible debentures, effective May 31, 2004. As of May 31, 2004, all of the holders of our 10% convertible debentures and $2.5 million in principal of our 13.125% convertible debentures opted to convert their debentures into an aggregate of 54,726,427 shares of our common stock.

      In May 2004, we issued three senior secured promissory notes in favor of Veritas High Yield Arbitrage I Fund, LLC, Veritas High Yield Arbitrage II Fund, LLC, and Veritas High Yield Arbitrage Fund, (Bermuda) Ltd. (collectively the “Lenders”) for the aggregate amount of $5.2 million. The notes accrue interest at 12% per annum, are paid monthly based on original face amount, and mature on October 29, 2004, with prepayment permitted without penalty after the first month.

      Historically, we have financed our operations and capital requirements primarily through our credit facility with Ocean Bank, issuance of unsecured notes, issuance of convertible debentures, private sale of common and preferred stock and vendor financing, including construction payables and capital lease obligations. As of March 31, 2003, our total indebtedness was approximately $116.1 million. As of March 31, 2004, this amount was reduced to $82.1, including the conversion to equity of $15.0 million of the Ocean Bank debt and $22.6 million of certain construction payables, including accrued interest.

      From the time of the merger through March 31, 2004, we incurred net operating losses of approximately $222.5 million. Our cash flows from operations for the years ended March 31, 2004 and 2003 were negative and the working capital deficit was approximately $10.2 million and $38.3 million as of March 31, 2004 and 2003, respectively.

      Based on customer contracts signed as of June 14, 2004, expected expansions of customers under contract and anticipated future contracts from potential customers in the sales pipeline, we project that our cash flow from operations will be positive by the end of the fiscal year ending March 31, 2005. Our projected revenues and cash flows, depend on several factors, some of which are beyond our control, including the rate at which we provides services and these services are accepted by customers under existing contracts, the rate at which new services are sold to the government sector and the commercial sector, the ability to retain the customer base, the willingness and timing of potential customers in outsourcing the housing and management of their technology infrastructure to us, the reliability and cost-effectiveness of our services and the our ability to market our services. Although the real estate activities had a net operating loss of approximately $338,000 for the year ended March 31, 2004, we anticipate that these activities will generate enough revenues to cover operating expenses. If revenues for real estate activities are below amounts anticipated, cash needs are not expected to exceed $200,000 for the next twelve months. Accordingly, we have the cash resources sufficient to meet our working capital, debt service and corporate overhead requirements associated with our operations for at least the next 18 months.

     Sources and Uses of Cash

      Cash used in operations for the year ended March 31, 2004 was approximately $15.9 million compared to cash used in operations of $18.3 million for the year ended March 31, 2003, a decrease of $2.4 million. This decrease was primarily due to the collection of $3.8 million fee for the grant of an exclusive right to develop a facility in Australia. Our net loss included the following non-cash items:

	For the year
	ended March 31,

	2004	2003

Stock-based compensation	$2,185,463	$—
Depreciation and amortization	4,698,292	5,092,749
Asset impairments	—	4,020,300
Inducement on debt conversion	—	4,871,245
Gain on debt restructuring	(8,475,000)	—
Deferred rent	4,327,831	1,135,448
Beneficial conversion features	8,595,239	—

	$11,331,825	$15,119,742

      Cash used in investing activities for the year ended March 31, 2004 was $4.1 compared to cash used in investing activities of $1.3 million for the year ended March 31, 2003, an increase of $2.8 million. This is due to the increase of approximately $3.1 million in leasehold improvements and equipment for the third floor of TECOTA.

      Cash provided by financing activities for the year ended March 31, 2004 was $22.9 million compared to cash provided by financing activities of $20.8 million for the year ended March 31, 2003, an increase of $2.1 million. For the year ended March 31, 2004, cash provided by financing activities included $27.6 million of debt and equity financing partially offset by $4.6 million in debt repayments. For the year ended March 31, 2003, cash provided by financing activities included $27.0 million of equity and debt financing, partially offset by $5.2 million in payments of debt and construction payables.

     Debt and equity activity

      On March 31, 2004, we issued 400 shares of Series I 8% Convertible Preferred Stock for $7.8 million in cash and $2.2 million in promissory notes, together with warrants to purchase 2.8 million shares of our common stock and which are exercisable for five years at $0.90 per share. We have collected all amounts due under the promissory notes. The Series I Preferred Stock is convertible into shares of our common stock at $0.75 per share. In January 2007, the Series I Preferred Stock dividend rate will increase to 10% per year until January 2009 when it increases to 12%. Dividends are payable quarterly, at our discretion, in shares of our common stock or cash. We have the right to redeem the Series I Preferred Stock at $25,000 per share plus accrued dividends at any time after December 31, 2004.

      As of March 31, 2004, our total indebtedness, including interest, from notes payable, capital lease obligations, convertible debt and Series H preferred stock was approximately $82.1 million. See “Liquidity and Recent Developments” in this section for certain subsequent events.

      Our notes payable consist of:

March 31, 2004

Notes payable to unrelated parties:
Unsecured notes payable to SBP Investments, Inc. and Caerulea, Ltd., Principal and interest accruing at 10% due in April 2004(2).	$2,800,000
Unsecured note payable to Slivovitz Design Limited, Inc., interest accrues at 15%. Principal and interest due in April 2004.(2)	1,000,000
Unsecured notes payable to various individuals, interest ranges from 10% to 15%. Principal and interest due between April 2004 and March 2005.(1)	821,884
Note payable to JCH Aston Partners, LLC, collateralized by certain assets of a director and certain of our shareholders. Interest accrues at 1% over prime, principal and interest due in July 2004.(1)	367,178

Total notes payable to unrelated parties	$4,989,062

Notes payable to related parties:
Note payable to Ocean Bank, collateralized by substantially all assets of the NAP of the Americas and a personal guaranty of the Chief Executive Officer. Carrying amount includes an unamortized balance of a debt restructuring gain of $4,309,764. Interest is payable quarterly at an annual rate of 5.25%. Effective May 2004 annual interest increases to 7.5%.(3)	$33,284,317
Unsecured note payable to Centre Credit Corporation, a corporation controlled by a shareholder, interest accrues at 15%. Principal and interest due in April 2004.(2)	1,600,000
Unsecured notes payable to certain of our executives and directors and corporations in which related parties have an interest, interest accrues at 13%. Principal and interest due in April 2004.(2)	632,660

Total notes payable to related parties	$35,516,977

40,506,039
Less: current portion of notes payable	9,194,145

Notes payable, less current portion	$31,311,894

(1)	Expected to be paid in full, in June 2004, with proceeds of our $75.0 million senior convertible notes.
(2)	We did not pay approximately $7.6 million in principal and interest which were due April 1, 2004. We paid in full the notes on or before June 14, 2004.

(3)	Paid in full in June 14, 2004.

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

      Mr. Medina has personally guaranteed the credit facility. In addition to Mr. Medina’s personal guarantee of the credit facility, and in order to obtain the facility, Ocean Bank required Mr. Medina, prior to the bank disbursing funds under the credit facility, to provide a $5.0 million certificate of deposit to the bank as collateral on certain personal loans that Mr. Medina has with the bank and commit to accelerate the maturity date of those personal loans to December 31, 2001. Subsequent to September 2001, Mr. Medina and the bank extended the maturity date on his personal loans, first to December 31, 2001 and later to July 1, 2002. In the event of our default under the credit facility, Mr. Medina also agreed to subordinate debt that we owed to him. Mr. Medina has repaid part of those personal loans to Ocean Bank, leaving an outstanding principal balance of approximately $4.6 million as of December 31, 2003. On February 11, 2004, Mr. Medina extended one loan with a principal balance of approximately $3.3 million to February 11, 2005 and made an interest payment of $63,500. On March 8, 2004, Mr. Medina extended the maturity date on the other loan which had a principal balance of approximately $1.3 million to March 8, 2005 and made a $73,446 payment of principal and interest.

      In consideration of Mr. Medina’s agreeing to repay his indebtedness to Ocean Bank earlier than otherwise required, pledging the certificate of deposit and personally guaranteeing our credit facility and approximately $21.0 million of construction payables, we entered into an amended and restated employment agreement with him. Under the terms of the amended and restated employment agreement, we will indemnify Mr. Medina from any personal liability related to his guarantees of our debt, use commercially reasonable efforts to relieve Mr. Medina of all his guarantees of our debt, provide up to $6.5 million of cash collateral to Ocean Bank should Mr. Medina be unable to repay the personal loans when due and provide a non interest-bearing $5.0 million loan to Mr. Medina. Mr. Medina and we have agreed that we have the right to withhold payment to him of $1,375,000 in convertible debentures owned by him until the note receivable is repaid. The note receivable from Mr. Medina is shown as an adjustment to equity. The $48.0 million credit facility and the note receivable from Mr. Medina were approved by our board of directors.

      In July 2002, we and Mr. Medina modified the terms of his $5.0 million non-interest bearing note payable to us. As amended, the note matures September 30, 2004 and bears interest subsequent to September 5, 2002 at 2%, the applicable federal rate. Interest is due in bi-annual installments. We review the collectibility of this note on a quarterly basis.

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

      Convertible debt consists of the following:

	March 31,

	2004	2003

Subordinated secured convertible debentures due April 30, 2006 and convertible into shares of our common stock at $0.50 per share. Interest at 10% is payable quarterly beginning July 31, 2003. (Carrying amount is presented net of unamortized beneficial conversion feature balance of $904,761)(1)	$24,095,239	$—
Subordinated secured convertible debentures due December 31, 2005 and convertible into shares of our common stock at a weighted average conversion price of $2.14 per share. Interest at 13% is payable on each calendar quarter(1)	10,300,000	12,155,000
Subordinated secured convertible debentures due August 30, 2004 and convertible into shares of our common stock at a weighted average conversion price of $0.61 per share. Interest at 13.125% is payable on each calendar quarter(1)	2,750,000	2,750,000

	$37,145,239	$14,905,000
Less: Current portion of convertible debt	(250,000)	(900,000)

Convertible debentures, less current portion	$36,895,239	$14,005,000

(1)	Debentures with a carrying value of $26,595,239 were converted to equity in May 2004 and the remaining balance of $10,550,000 is expected to be paid in June 2004 with the proceeds from issuance of $75.0 million Senior Notes.

      Supra Group, Inc., the maker of the $9.5 million promissory note failed to pay but agreed on June 16, 2003 to assign the note and the debenture to Gigabyte, LLC, an entity newly formed by Paolo Amore, the son of Guillermo Amore, one of our directors. Two of our directors, Guillermo Amore and Miguel Rosenfeld, guaranteed payment and performance in accordance with the amended terms of the note. As of September 22, 2003, we had collected the promissory note in full. In connection with this transaction, we recognized a beneficial conversion feature of $9.5 million, based on the June 16, 2003 measurement date.

      Other: In August 2002, we modified the terms of a note payable to TotalBank. The maturity date was extended until December 2002 with some principal payments to be made monthly and the remaining principal and interest due at maturity. In conjunction with the modification and extension of this note, we issued 400,000 shares of our common stock valued at $180,000 to a shareholder who formerly guaranteed the note. On March 31, 2003, we entered into a forbearance agreement with TotalBank and modified the terms of our note. Under the modified agreement terms, we made principal payments of $100,000 and $125,000 in April 2003 and May 2003, respectively, and TotalBank retained the right to enforce accelerated remedies if we default on the modified note. As of December 31, 2003, the modified note had been assigned to JCH Aston Partners, LLC and we had not paid $367,178 of principal balance due. In February 2004, we paid a $15,000 fee to extend the modified note to March 31, 2004. In April 2004, we further modified the terms of the note and paid $150,000 thereon which amount was applied first to interest and then to principal. We further agreed to extend the modified note to July 5, 2004, increase the annual interest rate to 16%, and to pay down the modified note by an additional $50,000 on July 5, 2004. We were also responsible for nominal attorney’s fees in connection with this extension.

      As of March 31, 2004, we had not paid approximately $719,000 relating to a capital lease. We are currently negotiating a payment plan.

      As of March 31, 2004, we have not paid approximately $489,000 related to our 2002 tangible property taxes in Miami-Dade county, Florida. We have negotiated a payment plan with the Tax Collector Public Service Office and are current under the plan.

      As of March 31, 2004, we had not paid approximately $429,000 of accrued interest related to our convertible debentures. This amount has been subsequently paid.

      Between April 2003 and March 2004, we borrowed an aggregate of $750,000 of short-term debt bearing interest at 10%. During the same period, we repaid $1,628,000 of our short-term debt.

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

Guarantees and Commitments

      The Technology Center of the Americas, LLC, (“TECOTA”), an entity in which we have a 0.84% membership interest, owns the building that leases the space to us for the NAP of the Americas under a 20 year lease. The construction of TECOTA was funded with $48.0 million in equity and $35.4 million in construction financing from a consortium of banks. We guaranteed this construction financing during development and construction of TECOTA. After TECOTA was built, some of the banks released us from their portion of the guarantee, the result of which was to reduce the guarantee to $5.5 million. As of March 31, 2004 the TECOTA debt outstanding under the construction loan was $35.4 million and is due on November 2005. We do not expect to fund any amounts under our guarantee.

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

      The following table represents the minimum future operating and capital lease payments for these commitments, as well as the combined aggregate maturities for the following obligations for each of the twelve months ended March 31:

	Capital lease
	obligations	Operating leases	Notes Payable	Convertible debt	Total

2005	$1,799,727	$4,750,745	$9,194,145	$250,000	$15,994,617
2006	72,068	6,809,342	2,145,607	12,800,000	21,827,017
2007	28,510	7,528,228	29,142,360	25,000,000	61,699,098
2008	5,307	7,651,497	23,927		7,680,731
2009	—	7,771,067	—		7,771,067
Thereafter	—	164,136,131	—		164,136,131

	$1,905,612	$198,647,010	$40,506,039	$38,050,000	$279,108,661

New Accounting Pronouncements

      In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, (SAB 104), Revenue Recognition. SAB 104 updates portions of existing interpretative guidance in order to be consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on our consolidated financial statements.

      In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement requires that an issuer classify financial instruments which are within its scope as a liability. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The impact of the adoption of SFAS 150 on our consolidated financial statements was to present Series H redeemable preferred stock as a liability.

      In March 2003, the FASB reached a consensus on Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. The consensus provides guidance on the accounting for multiple element revenue arrangements. It also provided guidance on how to separate multiple element revenue arrangements into its separate units of accounting and how to measure and allocate the arrangement’s total consideration. The effective date of EITF 00-21 is for revenue arrangements entered into in fiscal periods (interim or annual) beginning after June 15, 2003. The adoption of EITF 00-21 as of July 1, 2003 has not impacted our consolidated financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB released a revised version of FIN 46 clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. NAP de las Americas-Madrid S.A. is a variable interest entity but our current relationship indicates that it does not require consolidation since we are not the primary beneficiary. Our maximum related exposure to loss is approximately $500,000 at March 31, 2004. We do not expect the adoption of FIN 46 to have a significant impact in our consolidated financial position or result of operations.

      In April 2002, the FASB approved SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” In addition to rescinding SFAS 4, 44, and 64 and amending SFAS 13, SFAS 145 establishes a financial reporting standard for classification of extinguishment of debt in the financial statements in accordance with APB 30. SFAS 145 is effective for our fiscal year ended March 31, 2004. We do not expect the adoption of SFAS 145 to have a material effect on the our financial position. However, SFAS 145 had an impact on the presentation of our results of operations for the year ended March 31, 2004.

Risk Factors

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

      On a proforma basis after the issuance of our $75 million in 9% Senior Notes due June 15, 2009, and application of the proceeds from the issuance, our total liabilities are approximately $95.7 million, obligations guaranteed by us were $10.1 million and our total shareholders’ equity was $8.2 million.

      Each of these obligations requires significant amounts of liquidity. Should we need additional capital or financing, our ability to arrange financing and the cost of this financing will depend upon many factors, including:

•	general economic and capital markets conditions, and in particular the non-investment grade debt market;

•	conditions in the Internet infrastructure market;

•	credit availability from banks or other lenders;

•	investor confidence in the telecommunications industry generally and our company specifically; and

•	the success of our facilities.

We are dependent on key personnel and the loss of these key personnel could have a material adverse effect on our success.

      We are highly dependent on the services of key personnel, particularly Manuel D. Medina, our Chairman. In an attempt to reduce costs, we have eliminated some management positions. Our potential growth and expansion and the merger and integration of separate businesses, are expected to place increased demands on our management skills and resources. Therefore, our success also depends upon our ability to hire and retain additional skilled and experienced management personnel. Employment and retention of qualified personnel is important due to the competitive nature of our industry.

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

      Our common stock currently trades on the American Stock Exchange (Amex). The Amex requires companies to fulfill specific requirements in order for their shares to continue to be listed. Our securities may be considered for delisting if:

•	Our financial condition and operating results appear to be unsatisfactory;

•	it appears that the extent of public distribution or the aggregate market value of the securities has become so reduced as to make further dealings on the Amex inadvisable; or

•	we have sustained losses which are so substantial in relation to our overall operations or our existing financial condition has become so impaired that it appears questionable whether we will be able to continue operations and/or meet our obligations as they mature.

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

      Our results of operations and financial condition may be affected by inflation in each country in which we manage a facility. We maintain operations in Brazil, which has had in the past, and may have now or in the future, a highly inflationary economy, defined as cumulative inflation of about 100% or more over a three calendar year period. Future increases in our costs may exceed the rate of inflation or the amounts, if any, which we may be able to recover rom our customers.

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

      To date, over 99% of our recognized revenue has been denominated in U.S. dollars, generated mostly from customers in the U.S., and our exposure to foreign currency exchange rate fluctuations has been minimal. In the future, a larger portion of our revenues may be derived from operations outside of the U.S. and may be denominated in foreign currency. As a result, future operating results or cash flows could be impacted due to currency fluctuations relative to the U.S. dollar.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The financial statements required by this Item 8 are attached hereto as Exhibit(a)(1).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 9A.	CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures

      Based on their evaluation as of the end of the period covered by this annual report on Form 10-K, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, are effective to ensure that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

      (b) Changes in Internal Controls

      There were no material changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

      None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Our executive officers and directors and their ages as of March 31, 2004, are as follows:

Name	Age	Principal Position

Manuel D. Medina	51	Chairman of the Board, President and Chief Executive Officer
Joseph R. Wright, Jr.	65	Vice Chairman of the Board
Guillermo Amore	65	Director
Timothy Elwes	68	Director
Antonio S. Fernandez	64	Director
Fernando Fernandez-Tapias	65	Director
Jose Maria Figueres-Olsen	49	Director
Arthur L. Money	64	Director
Marvin S. Rosen	62	Director
Miguel J. Rosenfeld	54	Director
Rodolfo A. Ruiz	56	Director
Jamie Dos Santos	42	Chief Marketing Officer
Jose E. Gonzalez	43	Chief Legal Officer and Secretary
Jose A. Segrera	33	Chief Financial Officer
Marvin Wheeler	49	Chief Operations Officer

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

      Joseph R. Wright, Jr. has served as our Vice Chairman of the Board since April 28, 2000. Prior to that, Mr. Wright served as Chairman of the Board from May 1995 to April 2000, when Terremark Holdings, Inc. concluded a reverse merger into Amtec Inc., a telecommunications company of which he was Chairman and Chief Executive Officer. Mr. Wright currently is President and Chief Executive Officer of PanAmSat, a global provider of satellite-based communication services. He is also a director of The Titan Corporation. From 1997 to 2000, Mr. Wright served as Chairman of the Board of GRC International, Inc., a United States public company that provides technical information technology support to government and private entities, from 1996 to 2000. From 1995 to 2003, Mr. Wright also served as Co-Chairman of Baker & Taylor Holdings, Inc., an international book and video distribution company, and Vice Chairman of Jefferson Consulting Group, a Washington D.C. consulting firm. From 1989 to 1994, Mr. Wright served as Executive Vice President, Vice Chairman and Director of W.R. Grace & Co., an international chemicals and health care company, President of Grace Energy Corporation and Chairman of Grace Environmental Company. From 1982 to 1989, Mr. Wright held the positions of Director and Deputy Director of the Office of Management and Budget, The White House, and was a member of President Reagan’s cabinet. Before 1982, he served as Deputy Secretary, United States Department of Commerce, President of Citicorp Retail Services and Retail Consumer Services, held posts in the United States Department of Agriculture and the United States Department of Commerce, and was Vice President and Partner of Booz Allen & Hamilton, a management consulting firm.

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

      Timothy Elwes has served as a member of our board of directors since April 2000. Mr. Elwes also served as member of the board of directors of Timothy Elwes & Partners Ltd., a financial services company, from May 1978 until October 1994, the business of which was merged into Fidux Trust Co. Ltd. in December 1995. He has been a non-executive director of Partridge Fine Arts plc, a public company since 1989. Since December 2000 he has served as a director of Timothy Elwes & Partners Ltd., a financial services company.

      Antonio S. Fernandez was elected to our Board Directors in September 2003. In 1970, Mr. Fernandez worked as a Systems Engineering Manager at Electronic Data Systems (EDS). In 1971, Mr. Fernandez joined duPont Glore Forgan as a Vice-President in Operations. In 1974, he joined Thomson McKinnon as Director of Operations and Treasurer. In 1979, he worked at Oppenheimer & Co. Inc. as Director of Operations and Treasurer where he also served as Chief Financial Officer from 1987 until 1994 and a member of the Board of Directors from 1991 until 1998. In 1991, Mr. Fernandez founded and headed the International Investment Banking Department at Oppenheimer & Co. and served in that capacity until 1999. Mr. Fernandez served on the Board of Banco Latinoamericano de Exportaciones from 1992 until 1999. He also served as Trustee of Mulhenberg College, PA from 1995 until 1998. He graduated from Pace University, NY in 1968 with a B.B.A.

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

      Marvin S. Rosen has served as a member of our board of directors since April 2000. Mr. Rosen is a co-founder of Fusion Telecommunications International and served as its Vice Chairman from December 1998 to April 2000 and has served as its Chief Executive Officer since April 2000. From September 1995 through January 1997, Mr. Rosen served as the Finance Chairman of the Democratic National Committee. Mr. Rosen currently serves on the Board of Directors of the Robert F. Kennedy Memorial, since 1995, Bio-Medical Disposal, Inc., since 1998 and Fusion Telecommunications International, Inc., since 1997, where he has also been Vice-Chairman since December 1998. Mr. Rosen received his Bachelor of Science degree in Commerce from the University of Virginia, his LL.B. from Dickinson School of Law and his LL.M. in Corporations from New York University Law School.

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

      Rodolfo A. Ruiz has served as a member of our Board of Directors since July 2003. Since 2004, Mr. Ruiz has served as Executive Vice President — Spirits for Southern Wine and Spirits of America, Inc. From 1999 to 2003, Mr. Ruiz served as the President and CEO of Bacardi U.S.A. and held a series of senior management positions within the Bacardi organization since 1979, inclusive of having served as President and CEO of Bacardi Global Brands, President and CEO of Bacardi Asia/Pacific Region, and several senior executive sales, marketing, financial and operations positions within Bacardi USA. Prior to joining Bacardi, from 1966 to 1979, Mr. Ruiz, in his capacity as a certified public accountant, served as a Senior Auditor, Senior Internal Auditor, and Audit Manager with Price Waterhouse & Co. for a wide variety of public and private clients and projects in the United States and Mexico, as well as throughout Latin America, interspersed by a term, from 1973 to 1975, with International Basic Economy Corp, otherwise known as IBEC/Rockefeller Group. Mr. Ruiz holds a Bachelor of Business degree, Cum Laude, from the University of Puerto Rico.

      Jamie Dos Santos has served as our Chief Marketing Officer since March 2003. From April 2001 to March 2003, Ms. Dos Santos served as Senior Vice President Global Sales. From 1981 to April 2001, Ms. Dos Santos worked with the Bell System. Ms. Dos Santos held various positions during her tenure with Telcordia/Bell Systems including Director of Professional Services Latin America, Regional Account Director starting her career as a Business Service Representative prior to divestiture. Ms. Dos Santos attended the University of Florida and Bellcore’s elite Technical training curriculum receiving various degrees in telecommunications.

      Jose E. Gonzalez has served as our Chief Legal Officer and Secretary since November 2003. Previously he served as our Senior Vice President, General Counsel and Secretary since January 2001. Prior to joining Terremark, Mr. Gonzalez served as the Vice President and Regional Counsel for Sunbeam Corporation, responsible for legal affairs throughout Canada, Latin America/ Caribbean and Asia. From 1995 to 1998, Mr. González was Assistant General Counsel, International, responsible for the international legal affairs of Blockbuster Entertainment, a subsidiary of Viacom, Inc. From 1990 to 1995 Mr. González was a member of the General Counsel’s Office of the American Express Company, where he served as Regional Counsel for Latin America and the Caribbean. Mr. González received his Bachelors of Arts degree from Fordham University in 1982 and his Juris Doctor from Fordham University School of Law in 1985. He is a member of the Bar of the State of New York and certified to practice as in-house counsel by the Bar of the State of Florida.

      Jose A. Segrera has served as our Chief Financial Officer since September 2001. From September 2000 to June 2001, Mr. Segrera served as our Vice President — Finance. From January 2000 to September 2000, Mr. Segrera served as the interim Chief Financial Officer of FirstCom Corporation. From June 1996 to November 1997, Mr. Segrera was a manager in the assurance practice at KPMG Peat Marwick LLP. Mr. Segrera received his Bachelors in Business Administration and his Masters in Professional Accounting from the University of Miami.

      Marvin Wheeler has served as our Chief Operations Officer since November 2003. Previously he served as our Senior Vice President, Worldwide Operations since March 2003. From March 2001 to March 2003, Mr. Wheeler served as Senior Vice President of Operations and General Manager of the NAP of the Americas. From June 1978 to March 2000, Mr. Wheeler managed the Data Center and WAN/LAN Operations for BellSouth, Mr. Wheeler graduated from the University of Florida, where he earned a degree in Business Administration with a concentration in marketing.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

      Based solely on our review of the copies of the forms furnished to us and written representations of the reporting persons, we believe that during the fiscal year ended March 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except Antonio S. Fernandez was late in filing a Form 3 when he became a director; and Jose Maria Figueres-Olsen filed a late Form 4 reporting three transactions.

Audit Committee

      The board of directors has determined that each of the members of our audit committee satisfies the financial literacy and experience requirements of the AMEX and the rules of the Securities and Exchange Commission and has determined that both Antonio S. Fernandez and Rodolfo A. Ruiz qualify as audit committee financial experts as defined in Item 401(h)(2) of Regulation S-K.

Code of Ethics

      We maintain a Code of Ethics that is applicable to our CEO and Senior Financial Officers. This code requires continued observance of high ethical standards such as honesty, integrity and compliance with the law in the conduct of the our business. Violations under the code of ethics must be reported to the Audit Committee. A copy of our code of ethics may be requested in print by writing to the Secretary at Terremark Worldwide, Inc., 2601 S. Bayshore Drive, Miami, Florida 33133.

ITEM 11.     EXECUTIVE COMPENSATION.

Summary Compensation Table

      The following table presents information concerning compensation for our chief executive officer and the four most highly compensated executive officers, which we refer to as our named executive officers, for services in all capacities during the fiscal years indicated.

				Long Term
				Compensation
	Annual Compensation			Awards

	Fiscal	Salary	Commissions	Options/
Name and Principal Position	Year	($)	($)	SARS (#)

Manuel D. Medina	2004	350,000	—	—
Chairman of the Board, President and	2003	350,000	—	—
Chief Executive Officer	2002	350,000	—	100,000
Jamie Dos Santos,	2004	250,000	104,000	200,000
Chief Marketing Officer	2003	250,000	23,000	275,000
	2002	175,000	75,000	200,000
Jose A. Segrera	2004	195,000	—	100,000
Chief Financial Officer	2003	170,000	—	100,000
	2002	170,000	—	200,000
Marvin Wheeler,	2004	195,000	—	200,000
Chief Operations Officer	2003	175,000	—	100,000
	2002	135,000	—	105,000
Jose E. Gonzalez,	2004	185,000	—	50,000
Chief Legal Officer	2003	185,000	—	75,000
and Secretary	2002	175,000	—	200,000

Option/SAR Grants In Last Fiscal Year

      The following table sets forth information concerning grants of stock options made during the fiscal year ended March 31, 2004 to our named executive officers. No stock appreciation rights were granted during the fiscal year ended March 31, 2004.

					Potential Realizable
					Value At Assumed
					Annual Rates Of
					Stock Price
					Appreciation For
Individual Grants					Option Term(1)

	Number of	% of Total
	Securities	Options Granted	Exercise
	Underlying Options	to Employees in	Price	Expiration	5%	10%
Name	Granted(#)	Fiscal Year	($/Sh)	Date	($)	($)

Manuel D. Medina
Jose A. Segrera	100,000	2%	0.33	4/1/13	18,194	44,812
Jose E. Gonzalez	50,000	1%	0.33	4/1/13	9,097	22,406
Jamie Dos Santos	200,000	4%	0.33	4/1/13	36,388	89,625
Marvin Wheeler	200,000	4%	0.33	4/1/13	36,388	89,625

(1)	These amounts are based on assumed appreciation rates of 5% and 10% set by the Securities and Exchange Commission rules and are not intended to forecast possible future appreciation, if any, of our stock price.

Aggregated Options Exercises In Last Fiscal Year and Fiscal Year-End Option Values

      The following table sets forth information regarding option exercises by our named executive officers during the fiscal year ended March 31, 2004 and options they held on March 31, 2004. No stock appreciation rights were granted during the fiscal year ended March 31, 2004.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
	Shares		Options at Fiscal Year End		at Fiscal Year End(1)
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Manuel D. Medina	—	—	200,000	—	—	—
Jose A. Segrera	—	—	383,334	166,666	$33,667	$36,333
Jose E. Gonzalez	—	—	350,000	125,000	$23,667	$21,583
Jamie Dos Santos	—	—	533,000	291,667	$71,167	$74,583
Marvin Wheeler	—	—	255,001	199,999	$43,334	$60,666

(1)	Based on a per share price of $0.72, the closing price of the common stock as reported on the American Stock Exchange on March 31, 2004, minus the exercise price of the option, multiplied by the number of shares underlying the option.

Compensation of Directors

      We maintain a policy of compensating our directors using stock option grants. Upon their election as a member of our board of directors, each director received 100,000 stock options. Our employee directors receive the same compensation as our non-employee directors. The options granted to our directors vest as follows: options to purchase one-third of the shares vest as of the date of grant, one-third vests as of the first anniversary of the date of grant, and one-third vests as of the second anniversary of the date of grant. We reimburse our directors for all out-of-pocket expenses incurred in the performance of their duties as directors. We currently do not pay fees to our directors for attendance at meetings. We entered into an agreement with Joseph Wright, Jr., one of our directors, commencing September 21, 2001, engaging Mr. Wright as an independent consultant. The agreement is for a term of one year after which it renews automatically for successive one-year periods. Either party may terminate the agreement by providing 90 days notice. The agreement provides for an annual compensation of $100,000, payable monthly.

Employment Agreements

      Manuel D. Medina entered into a one year agreement, commencing March 10, 2000, employing him as our President and Chairman of the Board. On September 6, 2001, in consideration of Mr. Medina agreeing to repay his indebtedness to Ocean Bank earlier than otherwise required, pledging a certificate of deposit to the bank and personally guaranteeing our credit facility and approximately $21 million of construction payables, Mr. Medina’s employment agreement was amended and restated. The term of the amended and restated agreement commenced April 28, 2001 and employs Mr. Medina as our President, Chief Executive Officer and Chairman of the Board. The amended and restated agreement is for a term of twelve months and automatically renews for successive one year terms until either party gives written notice of its intention not to renew. The amended and restated agreement provides for an annual base salary of $350,000 and is subject to increases. Additionally, as long as Mr. Medina’s guarantees of our debt exist, we have agreed to nominate Mr. Medina to our Board of Directors and not remove Mr. Medina, unless for good cause, or remove any of our officers from their positions without Mr. Medina’s consent. Pursuant to the terms of his agreement, Mr. Medina is prohibited from competing with us for a one year period following termination of his employment.

      Jamie Dos Santos has entered into an agreement, commencing November 1, 2002, employing her as our Senior Vice President of Global Initiatives. The agreement is effective until either party gives written notice of its intention to terminate. The agreement provides for an annual base salary of $250,000 and is subject to increases. Pursuant to the terms of her agreement, Ms. Dos Santos is prohibited from competing with us for a one year period following termination of her employment. In April 2003, Ms. Dos Santos became our Chief Marketing Officer.

      Jose E. Gonzalez has entered into an agreement, commencing March 3, 2003, employing him as our Senior Vice President and General Counsel. The agreement is for an indefinite term until either party gives written notice of its intention not to terminate. The agreement provides for an annual base salary of $185,000 and is subject to increases. Pursuant to the terms of his agreement, Mr. Gonzalez is prohibited from competing with us for a one year period following termination of his employment.

      Jose A. Segrera has entered into a one year employment agreement, commencing September 25, 2001, employing him as our Chief Financial Officer. The agreement automatically renews for successive one year terms until either party gives written notice of its intention not to renew. In June 2001, Mr. Segrera’s title was changed to Senior Vice President and Chief Financial Officer. The agreement provides for an annual base salary of $150,000 and is subject to increases. Pursuant to the terms of his agreement, Mr. Segrera is prohibited from competing with us for a one year period following termination of his employment.

      Marvin Wheeler has entered into an agreement, commencing November 1, 2002, employing him as our Senior Vice President of Operations. The agreement is effective until either party gives written notice of its intention to terminate. The agreement provides for an annual base salary of $175,000 and is subject to increases. Pursuant to the terms of his agreement, Mr. Wheeler is prohibited from competing with us for a one year period following termination of his employment. In November 2003, Mr. Wheeler became our Chief Operations Officer.

      If the employment of either Manuel D. Medina or Jose A. Segrera is terminated without cause, each is entitled to continue to receive his annual base salary through the date his employment would have ended under the terms of his agreement, but in no event for more than six months, together with certain other benefits.

      If the employment of Jamie Dos Santos, Jose E. González or Marvin Wheeler is terminated without cause, each is entitled to continue to receive his or her annual base salary together with certain other benefits for a period of six months from the date of termination.

      If the employment of any of Manuel D. Medina, Jamie Dos Santos, Jose E. González, Jose A. Segrera or Marvin Wheeler is terminated within one year of a change in control, each is entitled to continue to receive a payment equal to the sum of two times his or her annual base salary, incentive compensation, and the value of any fringe benefits plus any accrued incentive compensation through the date of termination and certain other benefits. The definition of a “change in control” in the applicable employment agreements includes the resignation of Manuel D. Medina as both our Chairman and Chief Executive Officer, his death, or his absence from our day to day business affairs of the Company for more than 90 consecutive days due to disability or incapacity.

Compensation Committee Interlocks and Insider Participation

      The following directors served as members of our compensation committee during the 2004 fiscal year: Timothy Elwes, Miguel J. Rosenfeld and Antonio S. Fernandez. No member of the compensation committee is now or ever was an officer or an employee of ours. No executive officer of ours serves as a member of the compensation committee of any entity one or more of whose executive officers serves as a member of our board of directors or compensation committee. There were no compensation committee interlocks during fiscal 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth information regarding the beneficial ownership of shares of our capital stock as of March 31, 2004, by:

•	each of our directors and director nominees;

•	each of our executive officers named in the Executive Compensation Table;

•	all of our directors and executive officers as a group; and

•	each person known by us to beneficially own more than 5% of our outstanding common stock, Series G Preferred Stock, Series H Preferred Stock and Series I Preferred Stock.

      As of March 31, 2004, we had 311,227,482 shares of our common stock outstanding, 20 shares of Series G Convertible Preferred Stock outstanding, 294 shares of Series H Convertible Preferred Stock outstanding and 400 shares of Series I Convertible Preferred Stock outstanding. The outstanding shares of Series G, Series H and Series I Convertible Preferred Stock, as of March 31, 2004, were convertible into 2,143,492; 294,000; and 13,333,600 shares of our common stock, respectively.

      For purposes of the following table, a person is deemed to be the beneficial owner of securities that can be acquired by the person within 60 days from March 31, 2004 upon the exercise of warrants or options or upon the conversion of debentures or preferred shares. Each beneficial owner’s percentage is determined by assuming that options, warrants or conversion rights that are held by the person, but not those held by any other person, and which are exercisable within 60 days from March 31, 2004, have been exercised. Unless otherwise indicated, we believe that all persons named in this table have sole voting power and investment power over all the shares beneficially owned by them. Unless otherwise indicated, the address of each person listed in the following table is 2601 South Bayshore Drive, Miami, Florida 33133.

	Amount and Nature of		Percent
Name and Address of Beneficial Owner	Beneficial Ownership(1)		of Class (%)

Common Stock:
Manuel D. Medina	44,705,282	(2)	14.2
Joseph R. Wright, Jr.	4,265,042	(3)	1.4
Guillermo Amore	5,948,265	(4)	1.9
Marvin S. Rosen	1,362,150	(5)	*
Miguel J. Rosenfeld	2,586,855	(6)	*
Jose Maria Figueres-Olsen	300,000	(7)	*
Timothy Elwes	200,000	(7)	*
Antonio S. Fernandez	316,884	(8)	*
Fernando Fernandez-Tapias	66,667	(9)	*
Arthur L. Money	34,000	(9)	*
Rodolfo A. Ruiz	34,000	(9)	*
Jaime Dos Santos	533,000	(9)	*
Marvin Wheeler	255,001	(9)	*
Jose A. Segrera	383,334	(9)	*
Jose E. Gonzalez	350,000	(9)	*
Ocean Bank	20,000,000	(10)	6.4
Sun Equity Assets Limited	29,909,128	(11)	9.6
Paradise Stream (Delaware) LLC	25,000,000	(12)	8.0
All directors and executive officers as a group (13 persons)	60,592,483		18.8
Series G Preferred Stock:
Communications Investors Group	20	(13)	100.0
Series H Preferred Stock:
One Vision Worldwide, LLC	294	(14)	100.0
Series I Preferred Stock:
Louisa Stude Sarofim 2004 Terremark Grantor Retained Annuity Trust	80	(15)	20.0
Guazapa Properties, Inc.	48	(16)	12.0
CRG, LLC	100	(17)	25.0
Asturpizza, S.A.	20	(18)	5.0
CIG Investments, LLLP	40	(19)	10.0
Promociones Bursatiles, S.A.	28	(20)	7.0

*	Represents less than 1%.

(1)	For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Exchange Act; the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of the Exchange Act. Under the rules of the Securities and Exchange Commission, a person is deemed to be a “beneficial owner” of a security he or she has or shares the power to vote or direct the voting of such security or the power to dispose of or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security.

(2)	Includes 200,000 shares of common stock underlying options and 889,277 shares of common stock underlying convertible debentures. As reported in Mr. Medina’s Schedule 13D, and any amendments thereto, filed with the Securities and Exchange Commission on October 4, 2002, these include 7,021,682 shares as to which Mr. Medina has sole voting power but does not have dispositive power. Includes 2,143,492 shares of common stock which may be acquired upon conversion of the Series G Preferred Stock held by Communications Investors Group, an entity in which Mr. Medina is a partner and holds a 50% interest.

(3)	Includes 3,400,000 shares of common stock underlying options and 10,000 shares owned by Mr. Wright’s sibling, over which Mr. Wright has investment control. Does not include 50,000 shares held in trust for the benefit of Mr. Wright’s grandchildren with respect to which Mr. Wright disclaims beneficial ownership.

(4)	Includes 200,000 shares underlying options, 400,008 shares which may be acquired upon the conversion of shares of Series I Preferred Stock and 84,000 shares underlying warrants. Also includes 843,936 shares, 2,154,201 shares underlying convertible debentures, 280,006 shares which may be acquired upon the conversion of shares of Series I Preferred Stock and 58,800 shares underlying warrants which are owned by an entity with respect to which Mr. Amore disclaims beneficial ownership except to the extent of his pecuniary interest therein. Does not include 1,745,550 shares and 580,000 shares underlying convertible debentures held in a trust for the benefit of Mr. Amore’s grandchildren, with respect to which Mr. Amore disclaims beneficial ownership.

(5)	Includes 245,000 shares of common stock underlying options and 205,810 shares underlying convertible debentures.

(6)	Includes 200,000 shares of common stock underlying options and 1,137,208 shares held indirectly by Mr. Rosenfeld. Does not include 58,105 shares held by Mr. Rosenfeld’s children and mother, with respect to which Mr. Rosenfeld disclaims beneficial ownership.

(7)	Includes 200,000 shares of common stock underlying options.

(8)	Includes 34,000 shares of common stock underlying options and 242,884 shares of common stock underlying convertible debentures held by an entity with respect to which Mr. Fernandez disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(9)	Represents shares of common stock underlying options.

(10)	The address of the beneficial owner is 780 N.W. 42nd Avenue, Miami, Florida 33126.

(11)	The address of the beneficial owner is Georgetown, Tortola, B.V.I. Francis Lee is the natural person deemed to be the beneficial owner of the shares held by this entity.

(12)	The address of the beneficial owner is P.O. Box N-65, Charlotte House, Charlotte Street, Nassau, Bahamas. Francis Lee is the natural person deemed to be the beneficial owner of the shares held by this entity.

(13)	Represents 20 shares of Series G Convertible Preferred Stock which are convertible into 2,143,492 shares of common stock. The partners of Communications Investors Group are Manuel D. Medina and Andres Altaba, each of whom has a 50% interest.

(14)	Represents 294 shares of Series H Convertible Preferred Stock which are convertible into, and have voting rights equivalent to, 294,000 shares of common stock.

(15)	Represents 80 shares of Series I Convertible Preferred Stock which are convertible into, and have voting rights equivalent to, 2,666,720 shares of common stock.

(16)	Represents 48 shares of Series I Convertible Preferred Stock which are convertible into, and have voting rights equivalent to, 1,600,032 shares of common stock. Heinrich Adolf Hans Herweg is the natural person with voting and investment control over the shares.

(17)	Represents 100 shares of Series I Convertible Preferred Stock which are convertible into, and have voting rights equivalent to, 3,333,400 shares of common stock. Christian Altaba is the natural person with voting and investment control over the shares.

(18)	Represents 20 shares of Series I Convertible Preferred Stock which are convertible into, and have voting rights equivalent to, 666,680 shares of common stock. Antonio De Reguero is the natural person with voting and investment control over the shares.

(19)	Represents 40 shares of Series I Convertible Preferred Stock which are convertible into, and have voting rights equivalent to, 1,333,360 shares of common stock. Vincente Perez Cisneros is the natural person with voting and investment control over the shares.

(20)	Represents 28 shares of Series I Convertible Preferred Stock which are convertible into, and have voting rights equivalent to, 933,352 shares of common stock. Roberto Solis Monsato is the natural person with voting and investment control over the shares.

Equity Compensation Plan Information

      This table summarizes share and exercise price information about our equity compensation plans as of March 31, 2004.

	Number of Securities
	to be Issued Upon	Weighted Average	Number of Securities
	Exercise of	Exercise Price of	Available for Future
	Outstanding Options,	Outstanding Options,	Issuance Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by security holders	15,852,731	$1.96	6,647,269
Equity compensation plans not approved by security holders	900,000	$0.6700	100,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On March 31, 2004, Guillermo Amore, one of our directors, purchased 12 shares of our Series I 8% Convertible Preferred Stock. and Margui Family Partners, Ltd., an entity in which Mr. Amore has an interest, purchased 8.4 shares of our Series I 8% Convertible Preferred Stock. As payment for the shares, Mr. Amore issued a note for $300,000 and Margui Family Partners, Ltd. issued a note for $210,000. Both notes bear interest at 10%. Mr. Amore and we have agreed to set off these notes against our debentures held by Mr. Amore.

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

      We have entered into indemnification agreements with all of our directors and some of our officers, to provide them with the maximum indemnification allowed under our bylaws and applicable law, including indemnification for all judgments and expenses incurred as the result of any lawsuit in which such person is named as a defendant by reason of being one of our directors, officers or employees, to the extent such indemnification is permitted by the laws of Delaware. We believe that the limitation of liability provisions in our Amended and Restated Certificate of Incorporation and the indemnification agreements enhance our ability to continue to attract and retain qualified individuals to serve as directors and officers.

      On September 5, 2001, we closed on a $48.0 million credit facility with Ocean Bank. In addition to Mr. Medina personally guaranteeing the credit facility, and in order for us to obtain the facility, the bank further required Mr. Medina to, prior to the bank disbursing funds under the credit facility, we provide a $5.0 million certificate of deposit to the bank as collateral for certain personal loans Mr. Medina has with the bank and commit to accelerate the maturity date of those personal loans to December 31, 2001. Subsequent to September 2001, Mr. Medina and the bank changed the maturity date on the personal loans, first to December 31, 2001 and later to July 1, 2002. Mr. Medina also agreed to subordinate debt that we owed to Mr. Medina in the event of our default under the credit facility. Mr. Medina has repaid part of those personal loans to Ocean Bank, leaving an outstanding principal balance of approximately $4.6 million as of December 31, 2003. On February 11, 2004, Mr. Medina extended one loan with a principal amount of approximately $3.3 million to February 11, 2005 and made an interest payment of $63,500. On March 8, 2004,

Mr. Medina extended the maturity date on the other loan which had a principal amount of approximately $1.3 million to March 8, 2005 and made a $73,446 payment of principal and interest.

      On September 5, 2001, in consideration of Mr. Medina agreeing to repay his indebtedness to the bank earlier than otherwise required, pledging the certificate of deposit to the bank and personally guaranteeing the $48 million credit facility and approximately $21 million of construction payables, we entered into an amended and restated employment agreement with him. Under the terms of the amended and restated employment agreement we will indemnify Mr. Medina from any personal liability related to his guarantees of any of our debt, use commercially reasonable efforts to relieve Mr. Medina of all his guarantees of our debt, provide up to $6.5 million of cash collateral to the bank should Mr. Medina be unable to repay the personal loans when due and provide a non interest-bearing $5.0 million loan to Mr. Medina. If the promissory note becomes in default, we have the right of offset against all amounts payable by us to Mr. Medina, which is approximately $2.2 million as of March 31, 2002. Additionally, as long as Mr. Medina’s guarantees of our debt exist, we have agreed to nominate Mr. Medina to our Board of Directors and not remove Mr. Medina, unless for good cause, or remove any of our officers without Mr. Medina’s consent. There was no change in the amount or timing of Mr. Medina’s cash or non-cash compensation in connection with these agreements, nor did Mr. Medina receive any guarantee fee or other fees in connection with his guaranteeing our indebtedness. We do not anticipate funding the $6.5 million of cash collateral.

      No fee was paid to Mr. Medina for his guarantee of the Ocean Bank loan. In July 2002, the terms of our $5 million loan to Mr. Medina were amended. The amended note has a maturity date of September 30, 2004 and bears interest subsequent to September 5, 2002.

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

      One of our subsidiaries, Terremark Financial Services, Inc. acts as consultant to a subsidiary of Fusion Telecommunications International, Inc., in connection with telecommunications operations in China. Messrs. Medina, Rosen and Wright are directors of Fusion. During the year ended March 31, 2004, we purchased approximately $500,000 in services from Fusion.

      Included in interest income is approximately $61,000 from a $5.0 million receivable from Mr. Medina.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

      PricewaterhouseCoopers LLP serves as our independent registered certified public accounting firm.

          Audit Fees

      We were billed $384,000 and $329,000, and in aggregate, by PricewaterhouseCoopers LLP for professional services rendered for the audit of our annual financial statements for the fiscal years ended March 31, 2004 and 2003, respectively, and the reviews of the financial statements included in our filings on Forms 10-Q for those fiscal years.

          Audit Related Fees

      PricewaterhouseCoopers LLP did not provide any assurance or related services, other than the audit and review services described above, for the fiscal years ended March 31, 2004 and 2003.

          Tax Fees

      PricewaterhouseCoopers LLP did not provide any tax compliance, tax advise or tax planning services, for the fiscal years ended March 31, 2004.

          All Other Fees

      PricewaterhouseCoopers LLP did not provide any products or services, other than the audit and review services described above, for the fiscal years ended March 31, 2004 and 2003. PricewaterhouseCoopers LLP did not provide any services related to financial information systems design and implementation during the fiscal years ended March 31, 2004 and 2003.

          Pre-Approval Policy

      All audit and non-audit services performed by PricewaterhouseCoopers LLP must be pre-approved by the Audit Committee.

PART IV.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K.

      (a) List of documents filed as part of this report:

      1. Financial Statements

      (a) 1 and 2. The financial statements listed in the accompanying Table of Contents to Consolidated Financial Statements and Financial Statement Schedule on page F-1 herein are filed as part of this report.

      2. Financial Statement Schedules

      All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or the omitted schedules are not applicable.

      3. Exhibits

Exhibit
Number	Exhibit Description

2.1	Agreement for Sale of Assets by and between ITV Communications, Inc. and Netmatics, Inc., dated January 11, 1996, and Promissory Note and Security Agreement dated January 16, 1996 (previously filed as part of the Company’s Current Report on Form 8-K dated January 19, 1996)
2.2	Agreement of Merger between AVIC Group International, Inc., a Colorado corporation, with and into AVIC Group International, Inc., a Delaware corporation dated July 10, 1996 (previously filed as an exhibit to the Company’s Registration Statement on Form S-3, as amended, filed on March 11, 2003)
2.3	Agreement and Plan of Merger by and between Terremark Holdings, Inc. and AmTec, Inc., dated as of November 24, 1999, as amended by that certain Amendment to Agreement and Plan of Merger, dated as of February 11, 2000 (previously filed as part of the Company’s Definitive Proxy Statement filed on March 24, 2000)
2.4	Letter Agreement dated January 12, 2001 among MP Telecom, LLC, Terremark Worldwide, Inc., Clifford J. Preminger, Thomas M. Mulroy and Manuel Medina (previously filed as part of the Company’s Current Report on Form 8-K dated February 28, 2001)
3.1	Certificate of Merger of Terremark Holdings, Inc. with and into AmTec, Inc. (previously filed as an exhibit to the Company’s Registration Statement on Form S-3 filed on May 15, 2000)
3.2	Restated Certificate of Incorporation of the Company (previously filed as an exhibit to the Company’s Registration Statement on Form S-3 filed on May 15, 2000)
3.3	Restated Bylaws of the Company (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2002)

Exhibit
Number	Exhibit Description

3.4	Certificate of Designations of Preferences of Series G Convertible Preferred Stock of the Company(previously filed as an exhibit to the Company’s Registration Statement on Form S-3 filed on May 15, 2000)
3.5	Certificate of Designations of Preferences of Series H Convertible Preferred Stock of the Company (previously filed as exhibit 3.5 to the Company’s Annual Report on Form 10-K filed on July 16, 2001)
3.6	Certificate of Designations of Preferences of Series I Convertible Preferred Stock of the Company (previously filed as an exhibit to the Company’s Registration Statement on Form S-3/A filed on March 17, 2004)
4.1	Specimen Stock Certificate (previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed on July 15, 1997)
4.2	Form of 13% Subordinated Convertible Debenture, due December 31, 2005 (previously filed as exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2001)
4.3	Form of 13.125% Subordinated Convertible Debenture, due December 31, 2005 (previously filed as exhibit 4.5 to the Company’s Annual Report on Form 10-K filed on July 15, 2002)
4.4	Form of Warrant for the Purchase of Common Stock (previously filed as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 15, 2003)
10.1	1995 Stock Option Plan (previously filed as part of the Company’s Transition Report on Form 10-KSB for the transition period from October 1, 1994 to March 31, 1995)
10.2	1996 Stock Option Plan (previously filed as part of the Company’s Transition Report on Form 10-KSB for the transition period from October 1, 1994 to March 31, 1995)
10.3	Form of Indemnification Agreement for directors and officers of the Company (previously filed as an exhibit to the Company’s Registration Statement on Form S-3, as amended, filed on March 11, 2003)
10.4	Employment Agreement with Manuel Medina (previously filed as exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on July 16, 2001)
10.5	Amendment to Employment Agreement with Manuel Medina (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2001)
10.6	Amended and Restated Credit Agreement between the Company and Ocean Bank, dated September 5, 2001 (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2001)
10.7	Net Premises Lease by and between Rainbow Property Management, LLC and Coloconnection, Inc. (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 15, 2003)
10.8	Basic Lease Information Rider T-Rex Technology Center of the Americas @ Miami, dated October 16, 2000, between Technology Center of the Americas, LLC and NAP of the Americas, Inc. (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 15, 2003)
10.9	Debt Satisfaction Agreement between the Company and CRG, LLC, dated November 11, 2002 (previously filed as an exhibit to the Company’s Registration Statement on Form S-3/A filed on March 17, 2004)
10.10	Amended and Restated Debt Satisfaction Agreement between the Registrant and CRG, LLC, dated December 5, 2002 (previously filed as an exhibit to the Company’s Registration Statement on Form S-3/A filed on March 17, 2004)
10.11	Agreement between Terremark Technology Contractors Inc., and Kinetics Systems, Inc., dated December 28, 2000 (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 15, 2003)
10.12	Debt Conversion Agreement between the Company, NAP of the Americas and Ocean Bank, dated April 30, 2003 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on June 30, 2003)

Exhibit
Number	Exhibit Description

10.13	Non-qualified Stock Option Agreement with Brian K. Goodkind to purchase 1,278,205 shares of the Company’s common stock (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2003)
10.14	Non-qualified Stock Option Agreement with Brian K. Goodkind to purchase 1,406,795 shares of the Company’s common stock (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2003)
10.15	First Amendment to the Non-qualified Stock Option Agreement with Brian K. Goodkind to purchase 200,000 shares of the Company’s common stock (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2003)
10.16	First Amendment to the Non-qualified Stock Option Agreement with Brian K. Goodkind to purchase 115,000 shares of the Company’s common stock (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2003)
10.17	2000 Stock Option Plan (previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on August 19, 2002)
10.18	2000 Directors’ Stock Option Plan (previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on August 19, 2002)
10.19	Agreement between Fundacão De Amparo A Pesquisa Do Estado De São Paulo — FAPESP and Terremark Latin America (Brazil) Ltda. (previously filed as an exhibit to the Company’s Registration Statement on Form S-3/A filed on December 22, 2003)
10.20	Employment Agreement with José A. Segrera dated September 8, 2001 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed June 30, 2003)
10.21	Employment Agreement with José E. Gonzalez dated November 2002 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed June 30, 2003)
10.22	Share Purchase Agreement between the Company and NAP de Las Americas — Madrid, S.A. dated July 13, 2002 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed June 30, 2003)
10.23	Employment Agreement with Jamie Dos Santos dated November 1, 2002*
10.24	Employment Agreement with Marvin Wheeler dated November 1, 2002*
21	Subsidiaries of the Company*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)*
32.1	Certification of Chief Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

      (b) Reports on Form 8-K

      Other than Current Reports on Form 8-K under Item 12, which are not deemed to be “filed” for purpose of the Securities Exchange Act of 1934, as amended, the Company filed no Current Reports on Form 8-K during the quarterly period ended March 31, 2004:

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of June 2004.

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

Chief Financial Officer (Principal Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MANUEL D. MEDINA Manuel D. Medina	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	June 14, 2004

/s/ GUILLERMO AMORE Guillermo Amore	Director	June 14, 2004

/s/ TIMOTHY ELWES Timothy Elwes	Director	June 14, 2004

/s/ ANTONIO S. FERNANDEZ Antonio S. Fernandez	Director	June 14, 2004

/s/ FERNANDO FERNANDEZ-TAPIAS Fernando Fernandez-Tapias	Director

/s/ JOSÉ MARIA FIGUERES-OLSEN José Maria Figueres-Olsen	Director	June 14, 2004

/s/ HON. ARTHUR L. MONEY Hon. Arthur L. Money	Director	June 14, 2004

/s/ MARVIN S. ROSEN Marvin S. Rosen	Director	June 14, 2004

/s/ MIGUEL J. ROSENFELD Miguel J. Rosenfeld	Director	June 14, 2004

/s/ RODOLFO A. RUIZ Rodolfo A. Ruiz	Director	June 14, 2004

/s/ JOSEPH R. WRIGHT, JR. Joseph R. Wright, Jr.	Director	June 14, 2004

/s/ JOSÉ A. SEGRERA José A. Segrera	Chief Financial Officer (Principal Accounting Officer)	June 14, 2004

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Financial Statements

March 31, 2004

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and
Shareholders of Terremark Worldwide, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ deficit and of cash flows present fairly, in all material respects, the financial position of Terremark Worldwide, Inc. and its subsidiaries at March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Fort Lauderdale, Florida
June 14, 2004

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$4,378,614	$1,408,190
Accounts receivable, net of allowance for doubtful accounts of $200,000 and $120,340	3,214,101	494,736
Note receivable	2,285,000	—
Contracts receivable	363,043	29,204
Prepaid and other current assets ($499,009 and $471,000 due from related party)	1,115,230	760,809

Total current assets	11,355,988	2,692,939
Investment in unconsolidated entities, net	725,319	827,667
Restricted cash	789,476	768,905
Property and equipment, net	53,897,716	54,482,964
Other assets	664,334	829,168
Goodwill	9,999,870	9,999,870

TOTAL ASSETS	$77,432,703	$69,601,513

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of notes payable (includes $4,325,010 and $138,000 due to related parties)	$9,194,145	$1,464,963
Construction payables	1,363,554	22,012,162
Accounts payable and accrued expenses	7,038,768	8,434,373
Current portion of capital lease obligations	1,799,726	2,477,467
Interest payable	1,952,978	4,492,805
Net liabilities of discontinued operations	28,551	1,199,531
Convertible debt	250,000	900,000

Total current liabilities	21,627,722	40,981,301
Notes payable, less current portion (includes $31,191,967 and $4,100,000 due to related parties)	31,311,894	56,174,938
Convertible debt, with a face value of $37,800,000 and $14,005,000 (includes $4,150,000 and $3,450,000 due to related parties)	36,895,239	14,005,000
Deferred rent	6,938,454	2,610,623
Capital lease obligations, less current portion	105,886	762,470
Deferred revenue	2,686,396	971,150
Series H redeemable convertible preferred stock: $.001 par value, 294 shares issued and outstanding, at liquidation value	586,718	556,729

TOTAL LIABILITIES	100,152,309	116,062,211

Commitments and contingencies (Note 16)	—	—

Series G convertible preferred stock: $.001 par value, 20 shares issued and outstanding (Liquidation value of approximately $2.8 million and $2.6 million.)	1	1
Series I convertible preferred stock: $.001 par value, 400 shares issued and outstanding (Liquidation value of approximately $10.0 million.)	1	—
Common stock: $.001 par value, 500,000,000 shares authorized; 311,227,482 and 256,276,864 shares issued and outstanding	311,227	256,277
Paid in capital	213,596,501	169,204,208
Accumulated deficit	(236,814,717)	(214,324,140)
Common stock warrants	3,642,006	1,857,581
Common stock options	1,545,375	1,545,375
Note receivable — related party (Note 9)	(5,000,000)	(5,000,000)

TOTAL STOCKHOLDERS’ DEFICIT	(22,719,606)	(46,460,698)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$77,432,703	$69,601,513

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The year ended March 31,

	2004	2003	2002

Revenues
Data center	$17,034,377	$11,032,985	$3,215,897
Development, commission and construction fees	41,081	197,413	3,218,330
Management fees	197,827	179,505	1,183,570
Construction contracts	940,454	3,283,800	8,254,687

Operating revenues	18,213,739	14,693,703	15,872,484

Expenses
Data center operations, excluding depreciation (includes $5,308,272, $3,558,196 and $2,668,647 of rent expense with a related party)	16,413,021	11,234,833	11,230,513
Start up costs-data centers	—	—	3,383,127
Construction contract expenses, excluding depreciation	918,022	2,968,142	7,397,524
General and administrative	13,336,400	12,507,121	15,561,042
Sales and marketing	3,424,411	4,200,858	3,621,176
Depreciation and amortization	4,698,292	5,092,749	7,257,151
Impairment of long-lived assets and goodwill	—	4,020,300	18,973,670

Operating expenses	38,790,146	40,024,003	67,424,203

Loss from operations	(20,576,407)	(25,330,300)	(51,551,719)

Other income (expenses)
Gain on debt restructuring	8,475,000	—	—
Inducement on debt conversion	—	(4,871,245)	—
Interest expense (includes $4,000,000, $3,300,000 and $1,500,000 with a related party)	(14,624,922)	(11,007,683)	(9,750,473)
Gain on sale of real estate held for sale	—	—	4,185,728
Interest income	131,548	136,278	97,237
Other	4,104,204	(154,355)	(352,988)

Total other expenses	(1,914,170)	(15,897,005)	(5,820,496)

Loss before income taxes	(22,490,577)	(41,227,305)	(57,372,215)
Income taxes	—	—	—

Net loss	(22,490,577)	(41,227,305)	(57,372,215)
Non-cash preferred dividend	(1,158,244)	(160,000)	(160,000)

Net loss attributable to common shareholders	$(23,648,821)	$(41,387,305)	$(57,532,215)

Basic and diluted net loss per common share:	$(0.08)	$(0.18)	$(0.29)

Weighted average common shares outstanding	305,028,194	235,209,310	199,243,146

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Stockholders’ Equity

			Common Stock
			Par Value $.001
	Preferred	Preferred			Additional		Common	Common
	Stock	Stock	Issued		Paid-in	Stock	Stock	Stock	Treasury	Note Receivable	Retained
	Series G	Series I	Shares	Amount	Capital	Subscriptions	Warrants	Options	Stock	Related Party	Deficit

Balance at March 31, 2001	$1	$—	200,507,179	$200,507	$125,339,544	$—	$2,059,398	$1,716,138	$(2,428,125)	$—	$(115,724,620)
Exercise of stock options	—	—	115,000	115	40,135	—	—	—	—	—	—
Forfeiture of stock options	—	—	—	—	—	—	—	(169,337)	—	—	—
Warrants issued	—	—	—	—	—	—	849,015	—	—	—	—
Exercise of warrants	—	—	100,000	100	29,900	—	(29,000)	—	—	—	—
Stock options issued	—	—	—	—	—	—	—	20,000	—	—	—
Conversion of debt	—	—	160,071	160	242,540	—	—	—	—	—	—
Common stock subscriptions	—	—	—	—	—	950,000	—	—	—	—
Note receivable-related party	—	—	—	—	—	—	—	—	—	(5,000,000)	—
Net loss	—	—	—	—	—	—	—	—	—	—	(57,372,215)

Balance at March 31, 2002	1	—	200,882,250	200,882	125,652,119	950,000	2,879,413	1,566,801	(2,428,125)	(5,000,000)	(173,096,835)
Sale of common stock	—	—	33,148,824	33,149	21,395,161	(950,000)	—	—	—	—	—
Retirement of treasury shares	—	—	(1,400,000)	(1,400)	(2,426,725)	—	—	—	2,428,125	—	—
Warrants issued	—	—	—	—	—	—	1,221,979	—	—	—	—
Exercise of warrants	—	—	818,000	818	372,100	—	(364,738)	—	—	—	—
Conversion of debt	—	—	22,827,790	22,828	22,311,054	—	—	—	—	—	—
Warrants expired	—	—	—	—	1,879,073	—	(1,879,073)	—	—	—	—
Forfeiture of stock options	—	—	—	—	21,426	—	—	(21,426)	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(41,227,305)

Balance at March 31, 2003	1	—	256,276,864	256,277	169,204,208	—	1,857,581	1,545,375	—	(5,000,000)	(214,324,140)
Conversion of debt	—	—	51,211,834	51,212	24,257,664	—	—	—	—	—	—
Exercise of stock options	—	—	77,268	77	38,328	—	—	—	—	—	—
Warrants issued	—	—	—	—	(309,998)	—	644,597	—	—	—	—
Exercise of warrants	—	—	9,500	9	8,521	—	(3,971)	—	—	—	—
Warrants expired	—	—	—	—	528,449	—	(528,449)	—	—	—	—
Beneficial conversion feature on issuance of convertible debentures	—	—	—	—	9,500,000	—	—	—	—	—	—
Stock options issued	—	—	—	—	2,185,463	—	—	—	—	—	—
Series I Preferred stock issued	—	1	—	—	8,187,518	—	1,672,248	—	—	—	—
Common stock issued	—	—	3,652,016	3,652	(3,652)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(22,490,577)

Balance at March 31, 2004	$1	$1	311,227,482	$311,227	$213,596,501	$—	$3,642,006	$1,545,375	$—	$(5,000,000)	$(236,814,717)

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

MARCH 31, 2004

	For the year ended March 31,

	2004	2003	2002

Cash flows from operating activities:
Net loss	$(22,490,577)	$(41,227,305)	$(57,372,215)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of long-lived assets	4,698,292	5,092,749	7,257,151
Amortization of beneficial conversion feature on issuance of convertible debentures	8,595,239	—	—
Gain on sales of real estate held for sale	—	—	(4,185,728)
Loss on sale of property and equipment	—	—	373,369
Amortization of loan costs	130,483	908,321	1,097,922
Provision for bad debt	167,135	197,774	234,767
Equity issued for services	—	313,968	—
Impairment of long-lived assets	—	4,020,300	18,973,670
Stock-based compensation	2,185,463	—	—
Inducement on debt conversion expense	—	4,871,245	—
Gain on debt restructuring	(8,475,000)	—	—
Other, net	74,034	312,252	(44,167)
(Increase) decrease in:
Accounts receivable	(2,886,500)	929,468	1,014,374
Contracts receivable	(333,839)	1,333,632	3,275,080
Other assets	279,530	(123,369)	(285,764)
Increase (decrease) in:
Accounts payable and accrued expenses	(1,166,016)	649,006	(9,214,398)
Interest payable	(1,526,664)	2,947,252	2,024,589
Deferred revenue	1,715,246	155,324	531,133
Net assets/ liabilities of discontinued operations	(1,170,980)	175,521	(1,306,837)
Deferred rent	4,327,831	1,135,448	1,908,575

Net cash used in operating activities	(15,876,323)	(18,308,414)	(35,718,479)

Cash flows from investing activities:
Restricted cash	(20,571)	(11,332)	(725,534)
Purchase of property and equipment	(4,054,741)	(994,892)	(45,785,047)
Proceeds from sale of real estate held for sale	—	—	17,046,385
Proceeds from sale of property and equipment	—	—	30,000
Investment in unconsolidated entities	—	(337,812)	—

Net cash used in investing activities	(4,075,312)	(1,344,036)	(29,434,196)

Cash flows from financing activities:
Borrowings (payments) of construction payables	1,215,505	(2,948,554)	9,290,277
New borrowings	750,000	10,032,220	66,750,175
Payments on loans	(2,996,517)	(2,295,138)	(26,550,718)
Issuance of convertible debt	19,550,000	—	15,042,318
Payments on convertible debt	(1,605,000)	—	—
Note receivable-related party	—	—	(5,000,000)
Payments under capital lease obligations	(1,334,325)	(975,433)	(1,162,236)
Sale of preferred stock	7,309,765	—	500,000
Cash received for common stock subscriptions	—	—	950,000
Exercise of stock options and warrants	32,631	9,180	41,250
Sale of common stock and warrants	—	16,955,287	—

Net cash provided by financing activities	22,922,059	20,777,562	59,861,066

Net increase (decrease) in cash	2,970,424	1,125,112	(5,291,609)
Cash and cash equivalents at beginning of period	1,408,190	283,078	5,574,687

Cash and cash equivalents at end of period	$4,378,614	$1,408,190	$283,078

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

1. BUSINESS AND ORGANIZATION

      Terremark Worldwide, Inc. (together with its subsidiaries, the “Company”) operates facilities at strategic locations in Florida, California, and Sao Paulo from which the Company assists users of the Internet and large communications networks in communicating with other users and networks. The Company’s primary facility is the NAP of the Americas, a carrier-neutral Tier-1 network access point (the “NAP”) in Miami, Florida. The NAP provides exchange point, colocation and managed services to carriers, Internet service providers, network service providers, government entities, multinational enterprises and other end users. The Company’s strategy is to leverage its concentration of connectivity and carrier-neutral status to sell services to customers within and outside of the Company’s TerreNAP Data Centers.

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

2. LIQUIDITY AND RECENT DEVELOPMENTS

      The Company privately placed $75 million in aggregate principal amount of 9% Senior Convertible Notes due June 15, 2009 (the “Senior Notes”), to qualified institutional buyers. The Company has also granted the initial purchasers of the Senior Notes a 30-day option to purchase up to an additional $11.25 million aggregate principal amount of the Senior Notes. The Senior Notes will bear interest at a rate of 9% per annum, payable semi-annually, beginning December 15, 2004 and will be convertible at the option of the holders, at $1.25 per share. The Company will utilize the net proceeds from this offering to pay all of its outstanding debt, for possible acquisitions and for general corporate purposes, including working capital and capital expenditures.

      The Senior Notes will rank senior in priority with all existing and future unsecured and unsubordinated indebtedness and senior in right of payment to all of existing and future subordinated indebtedness, and rank junior to any future secured indebtedness. If the is a change in control, the holders have the right to require the Company to repurchase their notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest. If the Company issue a cash dividend on its common stock, it will pay contingent interest to the holders equal to the product of the per share cash dividend and the number of shares of common stock issuable upon conversion of each holder’s note.

      We may redeem some or all of the notes for cash at any time on or after June 145, 2007 if the closing price of our common shares has exceeded 200% of the applicable conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the ate we mail the redemption notice. If we redeem the notes during the twelve month period commencing on June 15, 2007 or 2008, the redemption price equals 104.5% or 102.25%, respectively, of their principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus an amount equal to 50% of all remaining scheduled interest payments on the notes from, and including, the redemption date through the maturity date.

      On May 17, 2004, the Company provided certain debenture holders with notice of its intent to redeem the $25.0 million 10% convertible debentures and the $2.8 million 13.125% convertible debentures, effective May 31, 2004. As of May 31, 2004, all of the holders of the 10% convertible debentures and $2.5 million in

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal of the 13.125% convertible debentures opted to convert their debentures into an aggregate of 54,726,427 shares of the Company’s common stock. The debt conversion has effectively reduced annual cash interest payments by approximately $2.9 million.

      In May 2004, the Company issued three senior secured promissory notes in favor of Veritas High Yield Arbitrage I Fund, LLC, Veritas High Yield Arbitrage II Fund, LLC, and Veritas High Yield Arbitrage Fund, (Bermuda) Ltd. (collectively the “Lenders”) for the aggregate amount of $5.2 million. The notes accrue interest at 12% per annum, are paid monthly based on original face amount, and mature on October 29, 2004, with prepayment permitted without penalty after the first month.

      Historically, the Company has financed its operations and capital requirements primarily through the credit facility with Ocean Bank, issuance of unsecured notes, issuance of convertible debentures, private sale of common and preferred stock and vendor financing, including construction payables and capital lease obligations. As of March 31, 2003, total indebtedness was approximately $116.1 million. As of March 31, 2004, this amount was reduced to $82.1, including the conversion to equity of $15.0 million of the Ocean Bank debt and $22.6 million of certain construction payables, including accrued interest.

      From the time of the merger through March 31, 2004, the Company has incurred net operating losses of approximately $222.5 million. The Company’s cash flows from operations for the years ended March 31, 2004 and 2003 were negative and the working capital deficit was approximately $10.2 million and $38.3 million as of March 31, 2004 and 2003, respectively.

      Based on customer contracts signed as of June 14, 2004, expected expansions of customers under contract and anticipated future contracts from potential customers in the sales pipeline, the Company projects that its cash flow from operations will be positive by the end of the fiscal year ending March 31, 2005. The Company’s projected revenues and cash flows, depend on several factors, some of which are beyond the Company’s control, including the rate at which the Company provides services and these services are accepted by customers under existing contracts, the rate at which new services are sold to the government sector and the commercial sector, the ability to retain the customer base, the willingness and timing of potential customers in outsourcing the housing and management of their technology infrastructure to the Company, the reliability and cost-effectiveness of the Company’s services and the Company’s ability to market its services. Although the real estate activities had a net operating loss of approximately $338,000 for the year ended March 31, 2004, the Company anticipates that these activities will generate enough revenues to cover operating expenses. If revenues for real estate activities are below amounts anticipated, cash needs are not expected to exceed $200,000 for the next twelve months. Accordingly, the Company believes that its cash resources are sufficient to meet working capital, debt service and corporate overhead requirements associated with the Company’s operations until at least March 31, 2005.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A summary of significant accounting principles and practices used by the Company in preparing its consolidated financial statements follows.

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restricted cash

      Restricted cash represents cash deposits with a financial institution collateralizing a $750,000 letter of credit issued to the lessor of the Company’s colocation facility in Santa Clara, California.

Property and equipment

      Property and equipment includes acquired assets and those accounted for under capital leases. Acquired assets are recorded at cost and capital leased assets are recorded at the net present value of minimum lease payments. Property and equipment, included in leased assets, are depreciated on the straight-line method over their estimated remaining useful lives, as follows:

Leasehold improvements	5 - 20 years
Computer software	3 years
Furniture, fixture and equipment	5 - 20 years

      Costs for improvements and betterments that extend the life of assets are capitalized. Maintenance and repair expenditures are expensed as incurred.

Prepaid and other assets

      Other assets consist of loan costs, prepaid expenses and other. Loan costs, principally loan origination and related fees, are deferred and amortized as interest expense over the life of the respective loan using the straight-line method, which approximates the effective interest method.

Goodwill and Impairment of long-lived assets and long-lived assets to be disposed of

      Goodwill represents the unamortized balance of the excess purchase price over the fair value of identifiable net assets acquired in conjunction with the acquisition of Telecom Routing Exchange Developers, Inc., a corporation holding rights to develop and manage facilities catering to the telecommunications industry.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      As of April 1, 2002, the Company accounts for impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Prior to adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”

      During the three months ended March 31, 2004, the Company performed its annual test for impairment. The Company completed its evaluation and concluded that there were no impairments.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock is estimated to be its liquidation value, which includes accumulated but unpaid dividends. The fair value of other financial instruments the Company held for which it is practicable to estimate such value is as follows:

	March 31, 2004		March 31, 2003

	Book value	Fair value	Book value	Fair value

Notes payable, including current portion	$40,506,039	$30,978,196	$57,639,901	$52,014,901
Construction payables, including accrued interest in 2003	1,363,554	1,363,554	23,009,818	13,537,162

      As of March 31, 2004, fair value of the Company’s notes payable was based on discounted cash flows using a discount rate of 10%. As of March 31, 2003, fair value of the Company’s notes payable was based on the Company’s stock price as of the April 30, 2003 partial settlement and other reliable information.

      As of March 31, 2004, fair value of construction payables was estimated to equal their carrying value due to their short-term nature. As of March 31, 2003, fair value of construction payables, including accrued interest was determined to be $13,537,162 based on the April 30, 2003 settlement.

Stock warrants

      The Company uses the fair value method to value warrants granted to non-employees. Some warrants are vested over time and some are vested upon issuance. The Company determined the fair value for non-employee warrants using the Black-Scholes option-pricing model with the same assumption used for employee grants, except for expected life which was assumed to be between 1 and 7 years. When stock warrants are granted in connection with the issuance of debt, the fair value of stock warrants is amortized to interest expense using the effective interest rate method, over the life of the debt. When stock warrants are granted in connection with the issuance of preferred stock, the fair value of the stock warrants is recognized as a non-cash preferred dividend in determining net loss per share to common stockholders.

Revenue and profit recognition and allowance for bad debts

      Revenue is recognized as service is provided when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from customers. If the Company determines that collection is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. The Company accounts for data center revenues in accordance with Emerging Issues Task Force Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” which provides guidance on separating multiple element revenue arrangements into separate units of accounting.

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

      Revenues from construction contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. This method is used because management considers cost incurred to be the best measure of progress on these contracts. Billings in

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excess of costs and estimated earnings on uncompleted contracts are classified as other liabilities and represent billings in excess of revenues recognized. Construction contract expenses costs include all direct material and labor costs and indirect costs related to contract performance such as indirect labor, supplies, tools, repairs, bad debt and depreciation. Provisions for estimated losses on uncompleted contracts are made in the period in which losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions can be reasonably estimated. Accordingly, it is possible the current estimates relating to completion cost and profitability of its uncompleted contracts will vary from actual results.

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

Significant concentrations

      Two customers accounted for approximately 14% and 10% of data center revenues for the year ended March 31, 2004. Two customers accounted for approximately 14% and 10% of data center revenues for the year ended March 31, 2003.

Stock-Based Compensation

      The Company uses the intrinsic value-based method to account for its employee stock-based compensation plans. Under this method, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s shares and the option’s exercise price.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of SFAS No. 123”. The following table presents what the net loss and net loss per share would have been had the Company adopted SFAS No. 123:

	For the Twelve Months Ended March 31,

	2004	2003	2002

Net loss attributable to common shareholders as reported	$(23,648,821)	$(41,387,305)	$(57,532,215)
Stock-based compensation expense included in net loss	2,185,463	—	—
Stock-based compensation expense if SFAS No. 123 had been adopted	(3,171,514)	$(4,028,184)	(4,766,190)

Pro forma net loss attributable to common shareholders	$(24,634,872)	$(45,415,489)	$(62,298,405)

Loss per common share — as reported	$(0.08)	$(0.18)	$(0.29)

Loss per common share — pro forma	$(0.08)	$(0.19)	$(0.31)

      Fair value calculations for employee grants were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002

Risk Free Rate	2.14% - 3.50%	2.65% - 4.84%	3.91% - 6.41%
Volatility	150%	135% - 155%	80% - 139%
Expected life	5 years	5 years	5 years
Expected dividends	0%	0%	0%

Beneficial conversion feature

      When the Company issues debt or equity which is convertible into common stock at a discount from the common stock market price at the date the debt is issued, a beneficial conversion feature for the difference between the closing price and the conversion price multiplied by the number of shares issuable upon conversion is recognized. The beneficial conversion feature is presented as a discount to the related debt or equity, with an offsetting amount increasing additional paid in capital. The discount is amortized as additional interest expense or dividend from the date the instrument is issued to the date it first becomes convertible.

Loss per share

      Basic loss per share (“EPS”) equals net loss divided by the number of weighted average common shares. Diluted EPS includes potentially dilutive securities such as stock options and convertible securities. The effect of shares issuable upon exercise of convertible debt, convertible preferred stock, warrants and stock options is anti-dilutive, therefore diluted loss per share is not presented in a comparative format.

Recent accounting standards

      In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, (“SAB 104”), Revenue Recognition. SAB 104 updates portions of existing interpretative guidance in order to be consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company’s consolidated financial statements.

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

      In March 2003, the FASB reached a consensus on Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. The consensus provides guidance on the accounting for multiple element revenue arrangements. It also provided guidance on how to separate multiple element revenue arrangements into separate units of accounting and how to measure and allocate the arrangement’s total consideration. The effective date of EITF 00-21 is for revenue arrangements entered into in fiscal periods (interim or annual) beginning after June 15, 2003. The Company’s adoption of EITF 00-21 as of July 1, 2003 has not impacted its consolidated financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB released a revised version of FIN 46 clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. NAP de las Americas-Madrid S.A. is a variable interest entity but its current relationship indicates that it does not require consolidation since the Company is not the primary beneficiary. The Company’s maximum related exposure to loss is approximately $500,000 at March 31, 2004. Management does not expect the adoption of FIN 46 to have a significant impact in the Company’s consolidated financial position or result of operations.

      In April 2002, the FASB approved SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” In addition to rescinding SFAS 4, 44, and 64 and amending SFAS 13, SFAS 145 establishes a financial reporting standard for classification of extinguishment of debt in the financial statements in accordance with APB 30. SFAS 145 is effective for the Company’s fiscal year ended March 31, 2004. Management does not expect the adoption of SFAS 145 to have a material effect on the Company’s financial position. However, SFAS 145 had an impact on the presentation of the results of operations for the twelve months ended March 31, 2004.

4. CONTRACTS RECEIVABLE

      Contracts receivable consist of the following:

	March 31,

	2004	2003

Completed contracts	$—	$7,559
Contracts in progress	303,644	21,645
Retainage	59,399	—

	$363,043	$29,204

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. PREPAID AND OTHER ASSETS

      Prepaid and other current assets consist of the following:

	March 31,

	2004	2003

Prepaid expenses and other	$330,772	$228,809
Preferred stock subscription receivable (subsequently collected)	265,000	—
Accrued interest on note receivable — related party	20,449	61,000
Receivable from related party	499,009	471,000

	$1,115,230	$760,809

      Other assets, long-term, consist of the following:

	March 31,

	2004	2003

Prepaid expenses and other	$—	$399,312
Deposits and other	488,971	343,155
Loan costs, net of accumulated amortization of $121,691 and $1,526,484, respectively	175,363	86,701

	$664,334	$829,168

      Receivable from related party represents a note receivable due March 31, 2004 for $360,000 from a corporation controlled by a shareholder of the Company and $139,009 of related accrued interest. Subsequent to March 31, 2004, the Company collected $50,000 and extended the maturity date on this receivable to March 31, 2005.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. INVESTMENTS IN UNCONSOLIDATED ENTITIES, NET

      In June 2002, the Company entered into an exclusive agreement with the Comunidad Autonoma de Madrid to develop and operate carrier-neutral network access points in Spain. As part of that agreement, the parties formed NAP de las Americas — Madrid S.A. to own and operate carrier-neutral NAPs in Spain, modeled after the NAP of the Americas. The shareholders in this new company are the Comunidad through its Instituto Madrileno de Desarrollo — IMADE, the Camara Oficial de Comercio e Industria de Madrid, Red Electrica Telecomunicaciones, S.A., Telvent Sistemas y Redes S.A., a subsidiary of Abengoa S.A., and Centro de Transportes de Coslada, S.A. (CTC). At the time the NAP de las Americas — Madrid S.A. was formed, the Company owned 1% of its equity, which was subsequently increased to 10%. In May 2004, the Company purchased the 20% of this entity owned by Telvent Sistemas y Redes S.A. for approximately $550,000, and expects to exercise before June 24, 2004 its option to purchase the 30% of the interest owned by the Comunidad (CTC and IMADE) for approximately $1.2 million. The Camara has decided to retain its 20% interest. The Company expects to close on the option exercise on or before June 24, 2004. As a result of these transactions, the Company will have a 60% equity interest in NAP de las Americas — Madrid. At which time, the entity will be consolidated.

7. PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

	March 31,

	2004	2003

Leasehold improvements	$50,992,419	$50,105,292
Furniture, equipment and software, including $4,530,101 and $4,333,889 in capital leases	15,472,428	12,240,409

	66,464,847	62,345,701
Less accumulated depreciation, including $3,205,036 and $1,912,405 in capital leases	(12,650,402)	(8,010,413)

	53,814,445	54,335,288
Equipment held for installation	83,271	147,676

	$53,897,716	$54,482,964

      Property and equipment at March 31, 2004 and 2003 includes approximately $53.2 million and $53.7 million, respectively, in assets related to the NAP of the Americas. These amounts are net of accumulated depreciation.

      During the year ended March 31, 2003, the Company recognized an impairment charge of $450,000 related to equipment held for installation for more than one year and considered obsolete. The impairment charge reduced the carrying value of the equipment to its estimated salvage value.

      During the year ended March 31, 2003, the Company reached a compromise with vendors regarding certain billings and adjusted the asset value to the amount finally paid. As a result the Company recorded a reduction of approximately $1.3 million, in property and equipment.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. GOODWILL

      Goodwill consists of the following:

	March 31, 2004 and 2003

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

NAP of the Americas	$11,764,554	$1,764,684	$9,999,870

      A reconciliation of net loss and loss per share to exclude amortization expense in the prior year period follows:

	For the year ended March 31,

	2004	2003	2002

Reported net loss attributable to common shareholders	$(23,648,821)	$(41,387,305)	$(57,532,215)
Add back: goodwill amortization	—	—	3,458,633

Adjusted net loss attributable to common shareholders	$(23,648,821)	$(41,387,305)	$(54,073,582)

Basic and diluted loss per share:
Reported net loss attributable to common shareholders	$(0.08)	$(0.18)	$(0.29)
Goodwill amortization	—	—	0.02

Adjusted net loss attributable to common shareholders	$(0.08)	$(0.18)	$(0.27)

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

9. NOTES PAYABLE

      Notes payable consist of the following:

	March 31,

	2004	2003

Notes payable to unrelated parties:
Note payable to Ocean Bank, collateralized by substantially all assets of the NAP of the Americas and a personal guaranty of the Chief Executive Officer. On April 30, 2003, the note payable to Ocean Bank was reclassified to “Notes Payable to Related Parties.”	$—	$43,974,553

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,

	2004	2003

Unsecured notes payable to two corporations, interest accrues at 10%. On April 30, 2003, $1,000,000 was converted to Subordinated debentures. Principal and interest are due on April 1, 2004.(2)	2,800,000	4,450,000
Unsecured note payable to a corporation, interest accrues at 15%. Principal and interest are due on April 1, 2004.(2)	1,000,000	1,000,000
Unsecured notes payable, interest ranges from 10% to 15%. Principal and interest are due between April 1, 2004 and March 2005.(2)	821,884	291,669
Note payable to a corporation, collateralized by certain assets of a director and certain shareholders of the Company. Interest accrues at 1% over prime, principal and interest are due on July 2004.(1)	367,178	667,178
Unsecured note payable to a corporation, interest accrues at 9%. Due on demand.	—	518,501
Unsecured note payable to a corporation, interest accrues at 10%. Principal and interest were due on May 30, 2003. On April 30, 2003, amount was converted to Subordinated Debentures.	—	1,500,000
Unsecured notes payable to individuals, interest accrues at 10%.
Principal and interest were due on March 31, 2003. On April 30, 2003, amounts were converted to Subordinated Debentures.	—	1,000,000

Total notes payable to unrelated parties	$4,989,062	$53,401,901

Notes payable to related parties:
Note payable to Ocean Bank, collateralized by substantially all assets of the NAP of the Americas and a personal guaranty of the Chief Executive Officer. On April 30, 2003, the note payable to Ocean Bank was reclassified to “Notes Payable to Related Parties”. Carrying amount includes an unamortized balance of a debt restructuring gain of $4,309,764. Interest is payable quarterly at an annual rate of 5.25%. Effective May 2004 annual interest increases to 7.5%.(3)	$33,284,317	$—
Unsecured note payable to a corporation controlled by a shareholder, interest accrues at 15%. Principal and interest are due on April 1, 2004.(2)	1,600,000	1,600,000
Unsecured notes payable to certain executives and directors of the Company and third party corporations, interest accrues at 13%. On April 30, 2003, $700,000 was converted to Subordinated Debentures. Principal and interest are due on April 1, 2004.(2)	632,660	1,500,000
Note payable to the Chief Executive Officer. Interest accrues at 10%. Principal and interest were due on June 30, 2003. On April 30, 2003, amount was converted to Subordinated Debentures.	—	1,000,000

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,

	2004	2003

Unsecured note payable to the Chief Executive Officer. Interest accrues at 7.5%, payable monthly, with principal installments of $50,000 due on a quarterly basis commencing on June 26, 2002, and maturing on June 26, 2003.	—	100,000
Unsecured note payable to a shareholder, interest accrues at 10%. Due on demand.	—	38,000

Total notes payable to related parties	$35,516,977	$4,238,000

	$40,506,039	$57,639,901
Less: current portion of notes payable	9,194,145	1,464,963

Notes payable, less current portion	$31,311,894	$56,174,938

(1)	Expected to be paid in full, in June 2004, with proceeds from issuance of $75.0 million Senior Notes.

(2)	The Company did not pay approximately $7.6 million in principal and interest which were due April 1, 2004 under some of its short-term notes. Accordingly, these notes were in default. The Company paid in full these short-term notes on or before June 14, 2004. There are no cross defaults with the notes payable to Ocean Bank.

(3)	Paid in full on June 14, 2004.

      On September 5, 2001, the Company borrowed $48 million from Ocean Bank. The loan is secured by all of the Company’s assets and allows for up to a $25 million junior lien position on the assets of its NAP of the Americas, Inc. subsidiary. The proceeds of the original credit facility were used to:

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

      Mr. Medina has personally guaranteed the loan with Ocean Bank. In addition to Mr. Medina’s personal guarantee of the loan, and in order to obtain the credit facility, the bank further required Mr. Medina, prior to the bank disbursing funds under the credit facility, to (i) provide a $5.0 million certificate of deposit to the bank as collateral for certain personal loans that Mr. Medina has with the bank and (ii) commit to accelerate the maturity date of those personal loans. In the event of the Company’s default under the credit facility Mr. Medina also agreed to subordinate any debt that the Company owed to Mr. Medina until the credit

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility is repaid in full. Mr. Medina has repaid part of his personal loans to the bank through liquidation of the $5.0 million certificate of deposit in January 2002, leaving an outstanding principal balance of approximately $4.8 million. In July 2003, Mr. Medina exercised his option to extend the loan to December 31, 2003 and made a principal payment of $200,000 resulting in a $4.6 million balance on December 31, 2003. On February 11, 2004, Mr. Medina extended one loan with a principal amount of approximately $3.3 million to February 11, 2005 and made an interest payment of $63,500. On March 8, 2004, Mr. Medina extended the maturity date on the other loan which had a principal balance of approximately $1.3 million to March 8, 2005 and made a $73,446 payment of principal and interest.

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

      Interest expense of approximately $14.6 million, $11.0 million, and $9.8 million for the years ended March 31, 2004, 2003 and 2002 were net of amounts capitalized to leasehold improvements and real estate inventories totaling $0, $0 and $891,644, respectively.

      Aggregate maturities for notes payable as of March 31, are as follows:

2005	$9,194,145
2006	2,145,607
2007	29,142,360
2008	23,927
2009 and thereafter	—

Total	$40,506,039

      The weighted average interest rate on notes payables outstanding as of March 31, 2004 and maturing within one year is 10.35%.

10. CONSTRUCTION PAYABLES

      Construction payables at March 31, 2004 relate to construction at the Company’s colocation facility in Santa Clara, California and the build out of the third floor at TECOTA.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

11. CONVERTIBLE DEBT

      Convertible debt consists of the following:

	March 31,

	2004	2003

Subordinated secured convertible debentures due April 30, 2006 and convertible into shares of the Company’s common stock at $0.50 per share. Interest at 10% is payable quarterly beginning July 31, 2003. (Carrying amount is presented net of unamortized beneficial conversion feature balance of $904,761)	$24,095,239	$—
Subordinated secured convertible debentures due December 31, 2005 and convertible into shares of the Company’s common stock at a weighted average conversion price of $2.14 per share. Interest at 13% is payable on each calendar quarter	10,300,000	12,155,000
Subordinated secured convertible debentures due August 30, 2004 and convertible into shares of the Company’s common stock at a weighted average conversion price of $0.61 per share. Interest at 13.125% is payable on each calendar quarter	2,750,000	2,750,000

	$37,145,239	$14,905,000
Less: Current portion of convertible debt	(250,000)	(900,000)

Convertible debentures, less current portion	$36,895,239	$14,005,000

      The 10% debentures were issued in exchange for $10.3 million in cash, $9.5 million in a promissory note due in full May 30, 2003 and $5.2 million of notes payable converted to the 10% debentures. The maker of the $9.5 million promissory note failed to pay but agreed on June 16, 2003 to assign the note and the debenture to an entity newly formed by the son of a director of the Company. As of September 22, 2003, the Company had collected the promissory note. In connection with this transaction, the Company recognized a beneficial conversion feature of $9.5 million, based on the June 16, 2003 measurement date.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Prepayment by the Company is permitted under the 10% debentures subsequent to April 30, 2004. Prepayment by the Company is permitted under the 13% and 13.125% debentures, but will entitle holders of the 13% debentures to principal plus warrants, or a premium over their outstanding principal and interest based upon the following schedule:

Year	Redemption Price

2004	102%
2005	100%

      As of March 31, 2004, the Company had not paid approximately $429,000 of accrued interest due on March 31, 2004. Subsequent to March 31, 2004, the Company paid such amounts.

12. STOCKHOLDERS’ EQUITY

      The Company entered into the following equity transactions:

Preferred stock

      The Company has the authority to issue 10,000,000 shares of preferred stock, par value $0.001 per share, which are issuable in series on terms to be determined by its board of directors.

Series H redeemable convertible preferred stock

      In May 2001, the Company issued 294 shares of Series H redeemable convertible preferred stock for $500,000. The preferred stock allows for a preferential annual dividend of $102 per share and is convertible, as of March 31, 2004, into 294,000 shares of common stock. The preferred stock is redeemable at $1,700 per share plus any unpaid dividends at the request of the holder on June 1, 2005. The Series H redeemable convertible preferred stock shall vote together with the company’s common stock based on the then current conversion ratio.

Series G convertible preferred stock

      The Company has 20 outstanding shares of Series G convertible preferred stock (“Series G Preferred”), which do not bear dividends. Conversion of the Series G Preferred into common stock is based on the issue price plus an 8% per annum non-compounding premium, divided by the lesser of: (a) $1.50 per Series G Preferred share or (b) the closing price of the Company’s common stock, as reported on the American Stock Exchange, on the business day immediately preceding the conversion. The Series G Preferred also has a stated liquidation preference value of $100,000 per share plus 8% in-kind dividends since March 1999, the date of issuance. The holders have no voting rights except with respect to matters that affect rights related to the Series G Preferred. The holder of these shares is a corporation owned by Mr. Medina, Chief Executive Officer and a shareholder of the Company. As of March 31, 2004, the Series G Preferred shares could have been converted into 2,143,492 of the Company’s common shares.

Series I convertible preferred stock

      On March 31, 2004, the Company closed on the issuance of 400 shares of Series I 8% Convertible Preferred Stock for $7.7 million in cash and $2.2 million in promissory notes, together with warrants to purchase 2.8 million shares of the Company’s common stock which are exercisable for five years at $0.90 per share. The Company has collected all amounts due under the promissory notes. The Series I Preferred Stock is convertible into shares of the Company’s common stock at $0.75 per share. In January 2007, the Series I Preferred Stock dividend rate will increase to 10% per year until January 2009 when it increases to 12%. Dividends are payable, at the Company’s discretion, in shares of the Company’s common stock or cash. The

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has the right to redeem the Series I Preferred Stock at $25,000 per share plus accrued dividends at any time after December 31, 2004. Some of the Series I Preferred Stock shares were committed on dates where the conversion price was less than market. Accordingly, the Company recognized a non-cash preferred dividend of approximately $1.0 million in determining net loss per common share for the period ended March 31, 2004. The Series I Preferred Stock shall vote together with the Company’s common stock based on the then current conversion ratio.

Common Stock

Sale of common stock

      In June 2002, the NAP de las Americas — Madrid S.A. purchased 5 million shares of the Company’s common stock at $1.00 per share. In August 2003, as a result of the subsequent sale of certain common shares, the Company issued an additional 3.7 million shares of its common stock to NAP de Las Americas — Madrid S.A.

      In April 2002, the Company received a binding commitment from two directors and some shareholders for the purchase of $7.5 million of common stock at $.75 per share. In May 2002, the Company issued 10 million shares of its common stock for $3.6 million in cash and the conversion of $3.9 million in short-term promissory notes to equity.

      In April 2002, the Company entered into a Put and Warrant purchase agreement with TD Global Finance (“TDGF”). On July 19, 2002, the Company exercised its right to sell to TDGF 17,648,824 common shares for $0.58 per share for a total of $10.2 million.

Conversion of debt to equity

      In October 2003, $258,306 of debt was converted to 344,407 shares of common stock at $0.75 per share.

      In April 2003, in conjunction with the Ocean Bank debt conversion of $15.0 million in debt to equity, the Company issued 20 million shares of its common stock at $0.75 per share.

      In April 2003, in conjunction with the CRG transaction whereby $21.6 million in construction payables plus $1.0 million in accrued interest was converted to equity, the Company issued 30.1 million shares of its common stock at $0.75 per share.

      On February 19, 2002, $242,700 of convertible debt was converted to 160,071 shares of common stock at $1.52 per share.

      During the year ended March 31, 2003, holders of notes payable entered into irrevocable agreements and converted approximately $.8 million in debt and accrued interest into approximately 1.0 million shares of the Company’s common stock at $0.75 per share.

      In August 2003, $45,004 of debt was converted to 60,005 shares of common stock at $0.75 per share.

Exercise of employee stock options

      During the year ended March 31, 2004, 77,271 shares of common stock were issued in conjunction with the exercise of 77,271 employee stock options at prices ranging from $0.33 to $0.78 per share.

Exercise of warrants

      In June 2003, warrants valued at approximately $4,000 were converted to 9,500 shares of common stock at $0.48 per share.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock warrants

      During the period from November 2000 through March 2004, the Company issued warrants to third parties for services and to facilitate certain debt and equity transactions. The following table summarizes information about stock warrants outstanding as of March 31, 2004:

				Estimated
	No. of shares	Exercise	Expiration	Fair Value
Issuance Date	able to purchase	Price	Date	at Issuance

March 2004	2,896,802	$0.90	March 2009	$1,729,845
February 2004	12,100	0.90	February 2009	7,200
January 2004	50,000	0.71	January 2009	33,750
October 2003	50,000	0.73	October 2008	33,700
July 2003	100,000	0.62	July 2008	114,400
June 2003	300,000	0.50	June 2006	220,200
June 2003	250,000	0.75	June 2006	177,750
March 2003	300,000	0.75	March 2007	110,400
December 2002	300,000	0.75	March 2007	110,400
October 2002	1,200,000	0.75	October 2004	90,000
July 2002	100,000	0.54	July 2005	20,900
April 2002	600,000	0.40	March 2007	220,800
June 2001	13,000	1.72	June 2011	22,490
January 2002	9,500	0.48	June 2011	3,971
March 2001	300,000	2.00	March 2006	352,200
November 2000	250,000	2.76	November 2008	394,000

	6,731,402			$3,642,006

Stock Options

      The Company has three stock option plans, whereby incentive and nonqualified options and stock appreciation rights may be granted to employees, officers, directors, and consultants. There are 23,500,000 shares of common stock reserved for issuance under these plans. The exercise price of the options is determined by the Board of Directors, but in the case of an incentive stock option, the exercise price may not be less than 100% of the fair market value at the time of grant. Options vest over periods not to exceed ten years.

      On October 19, 2001, the Company issued options to purchase 100,000 shares of common stock to each member of the Company’s Board of Directors, for a total of 900,000 options. The exercise price of the options is $0.67 per share and were immediately exercisable.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of stock options is presented below:

		Weighted Average
	Number	Exercise Price

Outstanding at March 31, 2002	12,749,451	$1.92
Granted	2,203,100	.46
Expired/ Terminated	(258,500)	1.69
Exercised	—	—

Outstanding at March 31, 2003	14,694,051	1.70
Granted	2,379,780	.45
Expired/ Terminated	(256,166)	.99
Exercised	(64,934)	.49

Outstanding at March 31, 2004	16,752,731	1.89

Options exercisable at:
March 31, 2004	12,706,018	1.86

March 31, 2003	9,818,051	1.90

Weighted average fair value of options granted during year ended:
March 31, 2004	$0.41

March 31, 2003	$0.41

      The following table summarizes information about options outstanding at March 31, 2004:

		Average
		Remaining	Average	Number
		Contractual	Exercise	Exercisable
Range of Exercise Prices	Outstanding at	Life (Years)	Price	Options at

March 31, 2004
$0.25-0.50	4,251,580	5.0	$0.34	2,503,500
$0.51-1.00	4,961,500	7.9	0.64	2,765,167
$1.01-1.50	1,347,500	5.1	1.41	1,327,833
$1.51-2.00	235,374	6.8	1.74	212,707
$2.01-3.00	1,489,825	3.8	2.85	1,429,858
$3.01-5.00	4,466,952	6.3	3.26	4,466,952

	16,752,731			12,706,017

      Effective July 22, 2003, Brian Goodkind stepped down as Executive Vice President and Chief Operating Officer and became a strategic advisor to the Chief Executive Officer. In connection with this modification to the employment relationship, the Company accelerated the vesting on his outstanding stock options and awarded him new stock options. As a result, the Company recognized a non-cash, stock-based compensation charge of approximately $1.8 million in the year ended March 31, 2004.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. DATA CENTER REVENUES

      Data center revenues consist of:

	For the year ended March 31,

	2004	2003

Colocation	$9,861,638	$6,020,779
Exchange point services	3,571,709	2,125,370
Managed & professional services	3,179,264	1,791,750
Contract termination fee	421,766	1,095,086

	$17,034,377	$11,032,985

      During the years ended March 31, 2004 and 2003, $903,000 and $386,000 of deferred revenue were amortized into data center services.

14. OTHER INCOME (EXPENSES)

      On November 10, 2003, a developer agreed to pay the Company to develop a facility in Australia. The developer paid the Company $500,000 upon execution of the agreement and the remaining balance of $3.3 million on December 10, 2003. On February 11, 2004, the developer notified the Company it did not wish to proceed with negotiations regarding the construction of a facility in Australia. On February 19, 2004, the Company acknowledged receipt of the developer’s notification, and terminated the agreement with the developer. As required by the agreement, The Company did not conduct any business related to the operation or management of data centers in Australia until the agreement terminated. The Company has no further obligations in connection with the agreement and as a result recognized the $3.8 million non-refundable fee as other income in the quarter ended March 31, 2004.

15. INCOME TAXES

      No provision for income taxes was recorded for each of the three years ended March 31, 2004, 2003 and 2002 as the Company incurred net operating losses in each year.

      Deferred tax assets (liabilities) consists of the following:

	March 31,

	2004	2003

Deferred tax assets:
Charitable contributions	$223,947	$251,010
Capitalized start-up costs	2,063,736	2,935,612
Allowances and other	11,246,433	6,873,925
Net operating loss carryforwards	34,211,590	31,131,334
Net operating loss carryforwards retained from discontinued operations	17,280,709	17,280,709
Tax credits	245,780	245,780

Total deferred tax assets	65,272,195	58,718,370

Valuation allowance	(63,283,833)	(58,061,244)

Deferred tax liability:
Other	(1,988,362)	(657,126)

Total deferred tax liability	(1,988,362)	(657,126)

Net deferred tax asset	$—	$—

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s deferred tax assets. To support the Company’s conclusion that a 100% valuation allowance was required, the Company primarily considered such factors as the Company’s history of operating losses, the nature of the Company’s deferred tax assets and the absence of taxable income in prior carryback years. Although the Company’s operating plans assume taxable and operating income in future periods, the Company’s evaluation of all the available evidence in assessing the realizability of the deferred tax assets indicates that such plans are not considered sufficient to overcome the available negative evidence.

      The Company’s federal and state net operating loss carryforwards, amounting to approximately $137 million, begin to expire in 2011. Utilization of the net operating losses generated prior to the AmTec merger may be limited by the Internal Revenue Code.

      The reconciliation between the statutory income tax rate and the effective income tax rate on pre-tax (loss) income is as follows:

	For the year ended March 31,

	2004	2003	2002

Rate reconciliation
Statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal income tax benefit	(3.2)%	(3.2)%	(3.3)%
Permanent differences	14.0%	6.8%	6.2%
Increase in valuation allowance	23.2%	30.4%	31.1%

Effective tax rate	0%	0%	0%

      The Company expects to pay a limited amount of tax for the years ended March 31, 2005 and 2006. The tax costs will be primarily limited to alternative minimum taxes as the Company anticipates utilizing its net operating loss carryforwards and expects to have significant tax deductions attributable to stock options exercised in the years.

16. COMMITMENTS AND CONTINGENCIES

Leasing activities

      The Company leases space for its operations, office equipment and furniture under operating leases. Certain equipment is also leased under capital leases, which are included in leasehold improvements, furniture and equipment.

      Technology Center of the Americas LLC (“TECOTA”), an entity in which the Company has a .84% member interest, owns the building which leases the space for the NAP of the Americas to the Company under a 20 year lease. Rent expense under leases amounted to approximately $5.3 million, $3.6 million and $2.7 million for the years ended March 31, 2004, 2003 and 2002.

      On November 4, 2003, the Company entered into an agreement to lease an additional 149,184 square feet of space on the third floor of TECOTA and extend the existing lease for the second floor of the same property to co-terminate with the third floor lease on May 31, 2025. Under the terms of the lease agreement, monthly base rent payments for the third floor space of approximately $2.4 million will commence in April 2005. Effective June 1, 2006 and 2009, annual base rent for the third floor space will increase to approximately $3.0 million and $3.5 million, respectively, with annual increases of 2.5% thereafter.

      The Company leases space for the colocation facility in Santa Clara, California. The lease commenced in January 2001 and is for 20 years. Annual rent is approximately $1,500,000.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has entered into capital lease agreements with third parties for equipment related primarily to the NAP of the Americas. Generally, the lease terms are for 48 months, and the aggregate gross related assets total approximately $4.5 million.

      Operating lease expense, in the aggregate, amounted to approximately $7.8 million, $6.0 million, and $7.0 million for the years ended March 31, 2004, 2003 and 2002, respectively.

      At March 31, 2004, future minimum lease payments for each of the following five years and thereafter under non-cancellable operating and capital leases having a remaining term in excess of one year are as follows:

	Capital	Operating
	Leases	Leases

2005	$1,987,346	$4,750,745
2006	77,751	6,809,342
2007	30,646	7,528,228
2008	5,520	7,651,497
2009	—	7,771,067
Thereafter	—	164,136,131

Total minimum lease payments	$2,101,263	$198,647,010

Amount representing interest	195,651

Present value of net minimum lease payments	$1,905,612

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

Guarantees

      The construction of TECOTA was funded with $48 million in equity and $61 million in construction loans from a consortium of banks. The Company guaranteed the loans during its construction of TECOTA. After TECOTA was built, certain banks released the Company from the guarantee, the result of which was to reduce the guarantee to $5.5 million. As of March 31, 2004, TECOTA debt under the construction loan was $35.4 million and is due in November 2005. The Company does not expect to fund any amounts under the guarantee.

      The Company has guaranteed $4.6 million in personal debt of Manuel D. Medina, the Company’s Chief Executive Officer and Chairman.

Other

      The Company has entered into an agreement to provide construction and management services to TECOTA for fees. For the years ended March 31, 2004, 2003 and 2002 the Company earned approximately $198,000, $510,000 and $515,000 in related fees, respectively.

      As of December 31, 2003, the Company had not paid approximately $792,000 related to its tangible property taxes. The Company negotiated a payment plan with the Miami-Dade Tax Collector and are current under the plan.

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

      Following is a summary of transactions for the year ended March 31, 2004, 2003 and 2002 and balances with related parties included in the accompanying balance sheet as of March 31, 2004 and 2003.

	March 31,

	2004	2003	2002

Rent expense	$5,308,272	$3,558,196	$2,668,647
Services purchased from related parties	501,080	—	—
Property management and construction fees	198,000	510,000	516,000
Revenues from NAP de las Americas — Madrid	43,000	340,000	—
Interest income on notes receivable — related party	76,284	61,000	—
Interest income from shareholder	32,489	37,000	37,000
Interest expense	2,065,695	1,198,076	897,824
Other Assets	499,009	471,000
Note receivable — related party	5,000,000	5,000,000
Notes payable to related parties	35,516,977	4,238,000
Convertible debt	4,150,000	3,450,000

      In April 2003, two directors purchased $250,000 of the 10% subordinated debentures.

      During the twelve months ended March 31, 2004, the Company purchased services from Fusion Telecommunications International, Inc. (“Fusion”). The Company’s Chief Executive Officer and Chairman of the Board of Directors has a minority ownership in Fusion and is a member of its Board of Directors.

18. INFORMATION ABOUT THE COMPANY’S OPERATING SEGMENTS

      As of March 31, 2004 and 2003, the Company had two reportable business segments, data center operations and real estate services. The data center operations segment provides Tier 1 NAP, Internet infrastructure and managed services in a data center environment. The real estate services segment constructs and manages real estate projects focused in the technology sector. The Company’s reportable segments are strategic business operations that offer different products and services.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following presents information about reportable segments:

		Telecom
	Data center	Facilities	Real estate
For the year ended March 31,	operations	Management	services	Total

2004

Revenue	$17,034,377	$—	$1,179,362	$18,213,739
Loss from operations	(20,237,820)	—	(338,587)	(20,576,407)
Net loss	(22,152,261)	—	(338,316)	(22,490,577)
2003

Revenue	$11,032,984	$—	$3,660,719	$14,693,703
Loss from operations	(21,658,738)	—	(3,671,562)	(25,330,300)
Net loss	(37,565,136)	—	(3,662,169)	(41,227,305)
2002

Revenue	3,215,897	$—	12,656,587	$15,872,484
Loss from operations	(26,249,509)	(16,340,634)	(8,961,576)	(51,551,719)
Net loss	(34,971,359)	(16,682,059)	(5,718,797)	(57,372,215)
Assets, as of

March 31, 2004	$77,101,579	$—	$331,124	$77,432,703
March 31, 2003	$69,303,443	$—	$298,070	$69,601,513

      A reconciliation of total segment loss from operations to loss before income taxes follows:

	For the year ended March 31,

	2004	2003	2002

Total segment loss from operations	$(20,576,407)	$(25,330,300)	$(51,551,719)
Debt restructuring	8,475,000	—
Inducement on debt conversion	—	(4,871,245)	—
Interest income	131,548	136,278	97,237
Interest expense	(14,624,922)	(11,007,683)	(9,750,473)
Gain on real estate held for sale	—	—	4,185,728
Other income (expense)	4,104,204	(154,355)	(352,988)

Loss before income taxes	$(22,490,577)	$(41,227,305)	$(57,372,215)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. SUPPLEMENTAL CASH FLOW INFORMATION

	For the year ended March 31,

	2004	2003	2002

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,349,467	$7,321,545	$5,318,320

Taxes Paid	—	—	—

Non-cash operating, investing and financing activities:
Warrants issued for services	644,597	612,500	944,113

Conversion of notes payable to convertible debt	5,450,000	—	—

Beneficial conversion feature on issuance of convertible debentures and preferred stock	10,472,021	—	—

Assets acquired under capital leases	196,211	—	4,293,762

Warrants exercised and converted to equity	3,971	—	29,000

Conversion of accounts payable to equity	229,588	361,491	—

Conversion of debt and related accrued interest to equity	9,420,004	4,205,686	—

Conversion of construction payables and accrued interest to equity	14,400,977	—	—

Conversion of liabilities of discontinued operations to equity	—	370,000	—

Forgiveness of construction payables	—	1,290,013	—

Conversion of convertible debt and related accrued interest to equity	258,306	17,080,476	242,700

Conversion of common stock subscriptions to common stock and paid in capital	—	—	—

Issuance of note payable for other asset		1,000,000	—

Cancellation of warrants	26,575	—	614,822

Non-cash preferred dividend	(1,158,244)	(160,000)	(160,000)