Form 10-Q
period 2004-06-30
TERREMARK WORLDWIDE INC
filed 2004-08-09
CIK 912890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 0-22520

_____________

Terremark Worldwide, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-1981922
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2601 S. Bayshore Drive, Miami, Florida 33133
(Address of Principal Executive Offices, Including Zip Code)

Registrant’s telephone number, including area code:
(305) 856-3200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

     The registrant had 366,792,198 shares of common stock, $0.001 par value, outstanding as of July 31, 2004.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Terremark Worldwide, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2004	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,224,460	$4,378,614
Accounts receivable, net of allowance for doubtful accounts of $195,000 and $200,000	1,751,721	3,214,101
Note receivable	—	2,285,000
Contracts receivable	357,296	363,043
Prepaid and other current assets ($456,902 and $499,009 due from related party)	1,008,932	1,115,230

Total current assets	36,342,409	11,355,988

Investment in unconsolidated entities, net	391,884	725,319
Restricted cash	794,018	789,476
Property and equipment, net	53,630,304	53,897,716
Debt issuance costs and other assets	8,553,085	664,334
Goodwill	9,999,870	9,999,870

Total assets	$109,711,570	$77,432,703

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of notes payable (includes $0 and $4,325,010 due to related parties)	$3,708,705	$9,194,145
Construction payables	547,223	1,363,554
Accounts payable and accrued expenses	6,630,567	7,067,319
Current portion of capital lease obligations	1,551,592	1,799,726
Interest payable	466,204	1,952,978
Convertible debt	250,000	250,000

Total current liabilities	13,154,291	21,627,722

Convertible debt	70,264,689	36,895,239
Derivatives embedded within convertible debt, at estimated fair value	12,592,500	—
Notes payable, less current portion (includes $0 and $31,191,967 due to related parties)	—	31,311,894
Deferred rent	8,327,357	6,938,454
Capital lease obligations, less current portion	82,285	105,886
Other liabilities	1,380,000	—
Deferred revenue	4,449,447	2,686,396
Series H redeemable convertible preferred stock: $.001 par value, 294 shares issued and outstanding, at liquidation value	594,214	586,718

Total liabilities	110,844,783	100,152,309

Minority interest	1,595,769	—
Commitments and contingencies	—	—

Series G convertible preferred stock: $.001 par value, 20 shares issued and outstanding (liquidation value of approximately $2.8 million)	1	1
Series I convertible preferred stock: $.001 par value, 400 shares issued and outstanding (liquidation value of approximately $10.2 million and $10.0 million)	1	1
Common stock: $.001 par value, 500,000,000 shares authorized; 366,792,198 and 311,227,482 shares issued and outstanding	366,792	311,227
Paid in capital	241,030,991	213,596,501
Common stock warrants	3,693,216	3,642,006
Common stock options	1,545,375	1,545,375
Accumulated deficit	(237,079,185)	(236,814,717)
Treasury stock	(7,286,173)	—
Note receivable — related party	(5,000,000)	(5,000,000)

Total stockholders’ deficit	(2,728,982)	(22,719,606)

Total liabilities and stockholders’ deficit	$109,711,570	$77,432,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terremark Worldwide, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	For the three months
	ended June 30,
	2004	2003
	(Unaudited)
Revenues
Data center	$7,111,171	$3,302,152
Development, commission and construction fees	—	41,081
Management fees	43,541	64,269
Construction contracts	740,799	33,695

Operating revenues	7,895,511	3,441,197

Expenses
Data center operations, excluding depreciation (includes $1,939,595 and $929,000 of rent expense with a related party)	5,736,681	2,556,550
Construction contract expenses, excluding depreciation	705,346	46,456
General and administrative	3,562,114	2,645,782
Sales and marketing	970,346	772,318
Depreciation and amortization	1,276,749	1,184,029

Operating expenses	12,251,236	7,205,135

Loss from operations	(4,355,725)	(3,763,938)

Other (expenses) income
Change in estimated fair value of derivatives embedded within convertible debt	3,502,875	—
Gain on debt extinguishment and conversion, net	3,420,956	8,475,000
Interest expense (includes $568,660 and $284,000 with a related party)	(2,871,227)	(1,832,070)
Interest income	66,319	23,255
Other	(27,666)	27,568

Total other expenses	4,091,257	6,693,753

(Loss) income before income taxes	(264,468)	2,929,815
Income taxes	—	—

Net (loss) income	(264,468)	2,929,815
Preferred dividend	(242,310)	(40,000)

Net (loss) income attributable to common stockholders	$(506,778)	$2,889,815

Basic and diluted net (loss) income per common share	$0.00	$0.01

Weighted average common shares outstanding	329,026,433	289,886,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terremark Worldwide, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

	Stockholders’ Deficit (Unaudited)
			Common Stock
			Par Value $.001
					Additional	Common	Common
	Preferred Stock	Preferred Stock	Issued		Paid-in	Stock	Stock	Accumulated	Treasury	Note Receivable
	Series G	Series I	Shares	Amount	Capital	Warrants	Options	Deficit	Stock	Related Party
Balance at March 31, 2004	$1	$1	311,227,482	$311,227	$213,596,501	$3,642,006	$1,545,375	$(236,814,717)	$—	$(5,000,000)
Conversion of debt	—	—	55,076,427	55,076	27,980,948	—	—	—	—	—
Exercise of stock options	—	—	336,667	337	122,423	—	—	—	—	—
Warrants issued	—	—	—	—	—	172,650	—	—	—	—
Exercise of warrants	—	—	151,622	152	121,289	(121,440)	—	—	—	—
Preferred stock issuance costs	—	—	—	—	(587,860)	—	—	—	—	—
Accrued dividends on preferred stock	—	—	—	—	(202,310)	—	—	—	—	—
Net assets acquired from NAP Madrid	—	—	—	—	—	—	—	—	(7,286,173)	—
Net loss	—	—	—	—	—	—	—	(264,468)	—	—

Balance at June 30, 2004	$1	$1	366,792,198	$366,792	$241,030,991	$3,693,216	$1,545,375	$(237,079,185)	$(7,286,173)	$(5,000,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terremark Worldwide, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For the three months ended
	June 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(264,468)	$2,929,815
Adjustments to reconcile net (loss) income to net cash used in operating activities Depreciation and amortization of long-lived assets	1,276,749	1,184,029
Change in estimated fair value of embedded derivatives	(3,502,875)	—
Accretion on convertible debt	102,752	—
Amortization of beneficial conversion feature on issuance of convertible debentures	904,761	452,381
Amortization of loan costs	51,437	33,705
Gain on debt extinguishment and conversion, net	(3,626,956)	(8,475,000)
Warrants issued	172,650	—
Other, net	257,737	7,497
Provision for bad debt	2,151	7,871
(Increase) decrease in:
Accounts receivable	1,460,229	(199,991)
Contracts receivable	5,747	8,834
Other assets	(539,049)	(1,089,264)
Increase (decrease) in:
Accounts payable and accrued expenses	(1,054,006)	(2,499,795)
Interest payable	(1,213,250)	(2,687,181)
Deferred revenue	1,763,051	2,914
Deferred rent	1,388,903	274,911

Net cash used in operating activities	(2,814,437)	(10,049,274)

Cash flows from investing activities:
Restricted cash	(4,542)	(9,060)
Purchases of property and equipment	(1,055,538)	(83,828)
Investment in unconsolidated entities	—	1,662
Investment in NAP Madrid	(1,174,860)	—
Proceeds from note receivable-related party	50,000	(303,864)
Advances for acquisition of minority interest in NAP Madrid	(1,362,767)	—

Net cash used in investing activities	(3,547,707)	(395,090)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	86,257,312	15,836,177
Payments on loans	(36,490,245)	(1,290,723)
Payments on convertible debt	(9,881,800)	(1,025,000)
Debt issuance costs	(5,255,912)	—
Proceeds from sale of preferred stock	2,131,800	—
Preferred stock issuance costs	(587,860)	—
Borrowings (payments) of construction payables	(816,331)	118,451
Other borrowings	—	750,000
Payments under capital lease obligations	(271,735)	9,039
Proceeds from exercise of stock options and warrants	122,761	—

Net cash provided by financing activities	35,207,990	14,397,944

Net increase in cash	28,845,846	3,953,580

Cash and cash equivalents at beginning of period	4,378,614	1,408,190

Cash and cash equivalents at end of period	$33,224,460	$5,361,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terremark Worldwide, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
June 30, 2004

1. BUSINESS AND ORGANIZATION

     Terremark Worldwide, Inc. (together with its subsidiaries, the “Company” or “Terremark”) operates Internet Exchange Point facilities (“IXs”) at strategic locations in Florida, California and Sao Paulo from which the Company assists users of the Internet and large communications networks in communicating with other users and networks. The Company’s primary facility is the NAP of the Americas, a carrier-neutral Tier-1 network access point (the “NAP”) in Miami, Florida. The NAP provides exchange point, colocation and managed services to carriers, Internet service providers, network service providers, government entities, multinational enterprises and other end users.

     In June 2002, the Company entered into an exclusive agreement with the Comunidad Autonoma de Madrid (the “Comunidad”) to develop and operate carrier-neutral network access points in Spain. As part of that agreement, the parties formed NAP de las Americas — Madrid S.A. (“NAP Madrid”) to own and operate carrier-neutral IXs in Spain, modeled after the NAP of the Americas. The shareholders were the Comunidad through its Instituto Madrileno de Desarrollo (“IMADE”), the Camara Oficial de Comercio e Industria de Madrid, Red Electrica Telecomunicaciones, S.A., Telvent Sistemas y Redes S.A., a subsidiary of Abengoa S.A., and Centro de Transportes de Coslada, S.A. (“CTC”). At the time NAP Madrid was formed, the Company owned 1% of its equity, which was subsequently increased to 10%.

     In May 2004, the Company purchased the 20% of the NAP Madrid owned by Telvent Sistemas y Redes S.A. for approximately $550,000. In June 2004, the Company purchased the 20% of this entity owned by Red Electrica Telecomunicaciones, S.A. for approximately $634,000. As of June 30, 2004, the Company had a 50% equity interest in NAP Madrid. Because the Company exercises control, its accounts as of June 30, 2004 included the assets and liabilities of NAP Madrid, as well as the 50% minority interest. The assets of NAP Madrid include 8.7 million shares of Terremark’s common stock and de minimus operating assets. The liabilities of NAP Madrid consist primarily of a bank loan with a balance of 3.0 million Euros ($3.7 million at June 30, 2004). Because it had not commenced significant operations, NAP Madrid did not have any customers, nor did it have any employees. As a result, the Company concluded that the assets acquired do not constitute a business as such term is defined in SFAS No. 141.

     The Company allocated the purchase price based upon the fair value of assets acquired and liabilities assumed. The following is a final allocation of the purchase price:

Assets
Equipment	$204,040
Terremark stock	7,286,173

Liabilities
Notes payable, current	(3,708,705)
Accounts payable and accrued expenses	(677,444)
Minority interest	(1,595,769)

Net assets	1,508,295
Previous equity ownership	(333,435)

Investment amount	$1,174,860

     In July 2004, the Company purchased the 30% of the interest owned by CTC and IMADE for approximately $1.4 million. As a result of these transactions, the Company presently owns an 80% equity interest of NAP Madrid.

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2004

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for complete annual financial statements. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the interim periods presented. Operating results for the quarter ended June 30, 2004 may not be indicative of the results that may be expected for the year ending March 31, 2005. Amounts as of March 31, 2004 included in the condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended March 31, 2004.

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

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

Significant concentrations

     Two customers accounted for approximately 25% and 14% of data center revenues for the three months ended June 30, 2004. One customer accounted for approximately 13% of data center revenues for the three months ended June 30, 2003.

Stock-Based compensation

     The Company uses the intrinsic value method to account for its employee stock-based compensation plans. Under this method, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s shares and the option’s exercise price. The Company accounts for stock-based compensation to non-employees using the fair value method.

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2004

     The following table presents what the net loss and net loss per share would have been had the Company accounted for employee stock-based compensation using the fair value method:

	For the three months ended June 30,
	2004	2003
Net loss attributable to common stockholders as reported	$(506,778)	$2,889,815
Stock-based compensation expense if the fair value method had been adopted	(539,170)	(1,869,181)

Pro forma net loss attributable to common stockholders	$(1,045,948)	$1,020,634

Loss per common share — as reported	$0.00	$0.01

Loss per common share — pro forma	$0.00	$0.01

     Fair value calculations for employee grants were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003
Risk Free Rate	2.14% - 3.50%	2.14% - 2.90%
Volatility	150%	155%
Expected life	5 years	5 years
Expected dividends	0%	0%

Derivatives

     The Company does not hold or issue derivative instruments for trading purposes. However, the Company’s 9% Senior Convertible Notes due June 15, 2009 (the “Senior Notes”) contain embedded derivatives that require separate valuation from the Senior Notes. The Company recognizes these derivatives as liabilities in its balance sheet and measures those instruments at their estimated fair value, and recognizes changes in the estimated fair value of the derivative instruments in earnings in the period of change.

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

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. In November 2003, the FASB issued FASB Staff Position No. FASB 150-3 which deferred the measurement provisions of SFAS No. 150 indefinitely for certain mandatorily redeemable non-controlling interests that were issued before November 5, 2003. The FASB plans to reconsider implementation issues and, perhaps, classification or measurement guidance for those

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2004

non-controlling interests during the deferral period. In 2003, the Company applied certain disclosure requirements of SFAS No. 150. To date, the impact of the effective provisions of SFAS No. 150 have been the presentation of the Series H redeemable preferred stock as a liability. While the effective date of certain elements of SFAS No. 150 have been deferred, the adoption of SFAS 150 when finalized is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

     In March 2004, the FASB approved EITF Issue 03-6 “Participating Securities and the Two-Class Method under FAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share”, and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Opinion No. 25 and FASB 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF Issue 03-6 did not have a material impact on the Company’s financial position or results of operations for the three months ended June 30, 2004.

     The Company’s Senior Notes contain contingent interest provisions which allow the holders of the Senior Notes to participate in any dividends declared on the Company’s common stock. Accordingly, the Senior Notes are considered participating securities under EITF Issue 03-6. The Senior Notes and their treatment under EITF Issue 03-6 will have a dilutive effect only when the Company has net income available to common stockholders.

3. CONVERTIBLE DEBT

	June 30,	March 31,
	2004	2004
Senior Notes, with a face value of $86.25 million, due June 15, 2009, and convertible into shares of the Company’s common stock at $1.25 per share. Interest at 9% is payable semi-annually, beginning December 15, 2004.	$70,264,689	$—

Subordinated secured convertible debentures, with a face amount of $25.0 million, due April 30, 2006 and convertible into shares of the Company’s common stock at $0.50 per share. Interest at 10% is payable quarterly beginning July 31, 2003.	—	24,095,239

Subordinated secured convertible debentures due December 31, 2005 and convertible into shares of the Company’s common stock at a weighted average conversion price of $2.14 per share. Interest at 13% is payable on each calendar quarter.	—	10,300,000

Subordinated secured convertible debentures due August 30, 2004 and convertible into shares of the Company’s common stock at a weighted average conversion price of $0.66 per share. Interest at 13.125% is payable on each calendar quarter. Paid in full in July 2004.	250,000	2,750,000

	$70,514,689	$37,145,239

Less: Current portion of convertible debt	(250,000)	(250,000)

Convertible debentures, less current portion	$70,264,689	$36,895,239

     On May 17, 2004, the Company provided certain debenture holders with notice of its intent to redeem $25.0 million of its 10% convertible debentures and $2.8 million of its 13.125% convertible debentures, effective June 1, 2004. As of June 1, 2004, the holders of all of the 10% convertible debentures and $2.5 million in principal of the 13.125% convertible debentures converted their debentures into an aggregate of 54,726,427 shares of the Company’s common stock.

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2004

     As a result of the extinguishment of notes payable and convertible debentures, as well as the conversion of convertible debentures into common stock, the Company recognized a gain on debt extinguishment and conversion totaling approximately $3.4 million, representing the recognition of the unamortized balance of a debt restructuring deferred gain and the write-off of debt issuance costs, net of an early redemption premium payment.

     On June 14, 2004, the Company privately placed $86.25 million in aggregate principal amount of the Senior Notes to qualified institutional buyers. The Senior Notes bear interest at a rate of 9% per annum, payable semi-annually, beginning December 15, 2004 and are convertible at the option of the holders, into shares of the Company’s common stock at a conversion price of $1.25 per share. The Company used the net proceeds from this offering to pay notes payable amounting to approximately $36.5 million and convertible debt amounting to approximately $9.8 million. In conjunction with the offering, the Company incurred $6,635,912 in debt issuance costs, including $1,380,000 in estimated fair value of warrants to be issued to purchase 1,815,789 shares of the Company’s common stock at $0.95 per share. The Company’s obligation to issue these warrants is included in other liabilities.

     The Senior Notes rank pari passu with all existing and future unsecured and unsubordinated indebtedness and senior in right of payment to all existing and future subordinated indebtedness, and rank junior to any future secured indebtedness. If there is a change in control, the holders have the right to require the Company to repurchase their notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest (the “Repurchase Price”). If a change in control occurs and at least 50% of the consideration for the Company’s common stock consists of cash, the holders of the Senior Notes may elect to receive the greater of the Repurchase Price or the Total Redemption Amount. The Total Redemption Amount will be equal to the product of (x) the average closing prices of the Company’s common stock for the five trading days prior to announcement of the change in control and (y) the quotient of $1,000 divided by the applicable conversion price of the Senior Notes, plus a make whole premium of between $270 per $1,000 of principal if the change in control takes place before December 15, 2004, and $45 per $1,000 of principal if the change in control takes place between June 16, 2008 and December 15, 2008. If the Company issues a cash dividend on its common stock, it will pay contingent interest to the holders equal to the product of the per share cash dividend and the number of shares of common stock issuable upon conversion of each holder’s note.

     The Company may redeem some or all of the notes for cash at any time on or after June 15, 2007, if the closing price of the Company’s common shares has exceeded 200% of the applicable conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date it mails the redemption notice. If the Company redeems the notes during the twelve month period commencing on June 15, 2007 or 2008, the redemption price equals 104.5% or 102.25%, respectively, of their principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus an amount equal to 50% of all remaining scheduled interest payments on the notes from, and including, the redemption date through the maturity date.

     The Senior Notes contain an early conversion incentive for holders to convert their notes into shares of common stock on or after December 16, 2004, but before June 15, 2007. If exercised, the holders will receive the number of common shares to which they are entitled and an early conversion incentive payment in cash or common stock, at the Company’s option, equal to one-half the aggregate amount of interest payable through June 15, 2007.

     The conversion option, including the early conversion incentive, the dividend participation feature, and, upon registration of the Senior Notes, the make whole premium due upon a change in control, embedded in the Senior Notes were determined to be derivative instruments to be considered separately from the debt and accounted for separately. As a result of the bifurcation of the embedded derivatives, the estimated fair value of the Senior Notes at issuance was approximately $70.3 million. The Company is accreting the difference between the face value of the Senior Notes ($86.25 million) and the carrying value to interest expenses under the effective interest method on a monthly basis over the life of issuance.

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2004

4. DERIVATIVES EMBEDDED WITHIN CONVERTIBLE DEBT

     The Senior Notes contain the three embedded derivatives: a conversion option that includes an early conversion incentive, a take-over make whole premium and an equity participation right. The Company estimated that the embedded derivatives related to the take-over make whole premium and the equity participation rights did not have a significant value.

     The Company estimated that the embedded derivatives had an initial estimated fair value of approximately $16,095,000 and a period-end estimated fair value of approximately $12,593,000, resulting primarily from the conversion option. The change of approximately $3,503,000 in the estimated fair value of the embedded derivative was recognized as other income in the three months ended June 30, 2004.

     The Company has estimated the fair value of its embedded derivatives using available market information and appropriate valuation methodologies. These embedded derivatives derive their value primarily based on changes in the price of the Company’s common stock and the Company’s credit spread. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company may eventually pay to settle these embedded derivatives.

5. NOTES PAYABLE

     At March 31, 2004, the Company had outstanding an aggregate of $40,506,039 in notes payable which were repaid in June 2004.

6. CHANGES TO STOCKHOLDERS’ DEFICIT

     Conversion of debt to equity

     On June 1, 2004, the holders of $25.0 million of the Company’s 10% convertible debentures and the holders of $2.5 million of the Company’s 13.125% convertible debentures converted their debentures into 54,726,427 shares of the Company’s common stock.

     In April 2004, $262,500 of debt was converted to 350,000 shares of common stock at $0.75 per share.

     Exercise of employee stock options

     During the three months ended June 30, 2004, the Company issued 336,667 shares of its common stock issued in conjunction with the exercise of 336,667 employee stock options at prices ranging from $0.33 to $0.74 per share.

     Issuance of warrants

     In May 2004, the Company issued warrants to acquire 250,000 shares of the Company’s common stock at an exercise price of $0.01 per share for warrants to purchase 200,000 shares and $0.70 per share for warrants to purchase 50,000 shares. The warrants were issued in conjunction with short-term borrowings and had an estimated fair value of $172,650.

     Exercise of warrants

     In May 2004, warrants valued at approximately $121,440 were converted to 151,622 shares of common stock at $0.80 per share.

7. RELATED PARTY TRANSACTIONS

     Due to the nature of the following relationships, the terms of the respective agreements may not be the same as those that would result from transactions among wholly owned unrelated parties.

     The Company’s Chief Executive Officer and other related parties have either provided or guaranteed some of the Company’s debt or equity financing. In addition, services are provided to entities in which the Company owns stock.

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2004

     Following is a summary of transactions for the three months ended June 30, 2004 and 2003 and balances with related parties included in the accompanying balance sheet as of June 30, 2004 and March 31, 2004.

	For the three months ended June 30,
	2004	2003
Rent expense	$1,940,000	$929,000
Services purchased from related parties	239,000	—
Property management and construction fees	44,000	64,000
Revenues from NAP de las Americas — Madrid	—	17,000
Interest income on notes receivable — related party	21,000	19,000
Interest income from shareholder	8,000	8,000
Interest expense	568,660	284,000

	June 30,	March 31,
	2004	2004
Other assets	$457,000	$499,000
Note receivable — related party	5,000,000	5,000,000
Notes payable to related parties	—	35,516,977
Convertible debt	—	4,150,000

8. DATA CENTER REVENUES

     Data center revenues consist of the following:

	For the three months
	ended June 30,
	2004	2003
Colocation	$4,696,056	$2,053,637
Exchange point services	1,031,995	612,881
Managed and professional services	1,382,202	344,097
Contract termination fee	918	291,537

	$7,111,171	$3,302,152

9. INFORMATION ABOUT THE COMPANY’S OPERATING SEGMENTS

     As of June 30, 2004 and March 31, 2004, the Company had two reportable business segments, data center operations and real estate services. The data center operations segment provides Internet infrastructure and managed services in a data center environment. The real estate services segment constructs and manages real estate projects focused in the technology sector. The Company’s reportable segments are strategic business operations that offer different products and services.

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

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2004

     The following presents information about reportable segments:

	Data center	Real estate
For the three months ended June 30,	operations	services	Total
2004
Revenue	$7,111,171	$784,340	$7,895,511
Loss from operations	(4,329,316)	(26,409)	(4,355,725)
Net loss	(239,037)	(25,431)	(264,468)

2003
Revenue	$3,302,152	$139,045	$3,441,197
Loss from operations	(3,599,768)	(164,170)	(3,763,938)
Net income (loss)	3,093,985	(164,170)	2,929,815

Assets, as of
June 30, 2004	$109,401,974	$309,596	$109,711,570
March 31, 2004	$77,101,579	$331,124	$77,432,703

     The following is a reconciliation of total segment loss from operations to (loss) income before income taxes:

	For the three months ended June 30,
	2004	2003
Total segment loss from operations	$(4,355,725)	$(3,763,938)
Change in estimated fair value of derivatives embedded within convertible debt	3,502,875	—
Debt restructuring	3,420,956	8,475,000
Interest income	66,319	23,255
Interest expense	(2,871,227)	(1,832,070)
Other income (expense)	(27,666)	27,568

(Loss) income before income taxes	$(264,468)	$2,929,815

Terremark Worldwide, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2004

10. SUPPLEMENTAL CASH FLOW INFORMATION

	For the three months ended
	June 30,
	2004	2003
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,500,994	$5,592,406

Non-cash operating, investing and financing activities:
Warrants issued	172,650	397,950

Conversion of notes payable to convertible debt	—	5,450,000

Beneficial conversion feature on issuance of convertible debentures and preferred stock	—	9,500,000

Warrants exercised and converted to equity	121,440	21,311

Conversion of debt and related accrued interest to equity	262,500	9,375,000

Conversion of construction payables and accrued interest to equity	—	14,125,000

Conversion of convertible debt and related accrued interest to equity	27,773,524	—

Cancellation of warrants	—	26,575

Non-cash preferred dividend	40,000	40,000

Settlement of note receivable through extinguishment of convertible debt	418,200	—

Warrants to be issued related to issuance of convertible debt	1,380,000	—

11. SUBSEQUENT EVENTS

     The Company currently owns a .84% interest in Technology Center of the Americas, LLC (“TECOTA”), the entity that owns the building in which the NAP of the Americas is housed. In July 2004, the Company entered into an agreement under which it assumed the obligation to purchase the other equity interests in TECOTA. The Company will pay $40 million for the equity interests and assume $35 million in debt. In connection with the assumption of the agreement to purchase TECOTA, the Company deposited $2 million which is nonrefundable except in the case of default by the sellers. The Company is currently exploring financing options for this transaction. The transaction is expected to close by September 30, 2004.

     In July 2004, the Compensation Committee of the Board of Directors approved the issuance of options to certain employees, including some officers of the Company, to purchase 1,185,000 of the Company’s common stock at an exercise price of $0.65 per share.

* * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Other Factors Affecting Operating Results” and “Liquidity and Capital Resources” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements.

Recent Events

     We currently own a .84% interest in Technology Center of the Americas, LLC, which we refer to as TECOTA, the entity that owns the building in which the NAP of the Americas is housed. In July 2004, we entered into an agreement under which we assumed the obligation to purchase the other equity interests in TECOTA. We will pay $40 million for the equity interests and assume $35 million in debt. In connection with the assumption of the agreement to purchase TECOTA, we deposited $2 million which amount is nonrefundable except in the case of default by the sellers. We are currently exploring financing options and we expect the transaction to close by September 30, 2004.

     In June 2002, we entered into an exclusive agreement with the Comunidad Autonoma de Madrid (the “Comunidad”) to develop and operate carrier-neutral Internet exchange points, or IXs, in Spain. As part of that agreement, the parties formed NAP de las Americas — Madrid S.A., which we refer to as NAP Madrid, to own and operate carrier-neutral IXs in Spain, modeled after the NAP of the Americas. The shareholders are the Comunidad through its Instituto Madrileno de Desarrollo, the Camara Oficial de Comercio e Industria de Madrid, Red Electrica Telecomunicaciones, S.A., Telvent Sistemas y Redes S.A., a subsidiary of Abengoa S.A., and Centro de Transportes de Coslada, S.A. At the time NAP Madrid was formed, we owned 1% of its equity, which was subsequently increased to 10%.

     In May 2004, we purchased the 20% of NAP Madrid owned by Telvent Sistemas y Redes S.A. for approximately $550,000. In June 2004, we purchased the 20% of this entity owned by Red Electrica Telecomunicaciones, S.A. for approximately $634,000. As of June 30, 2004 we had a 50% equity interest in NAP Madrid. Because we exercised control, the accounts as of June 30, 2004, included the assets and liabilities of NAP Madrid, as well as the 50% minority interest. The assets of NAP Madrid include 8.7 million shares of Terremark common stock and de minimus operating assets. The liabilities of NAP Madrid consist primarily of a bank loan with a balance of 3.0 million Euros ($3.7 million) at June 30, 2004. Because it had not commenced significant operations, NAP Madrid did not have any customers, nor did it have any employees. As a result, we concluded that the assets acquired do not constitute a business as such term is defined in SFAS No. 141.

     We allocated the purchase price based upon the fair value of assets acquired and liabilities assumed. The excess purchase price over the fair value of the net assets acquired has been allocated to treasury shares. The following is a final allocation of the purchase price:

Assets
Equipment	$204,040
Terremark stock	7,286,173

Liabilities
Notes payable, current	(3,708,705)
Accounts payable and accrued expenses	(677,444)
Minority interest	(1,595,769)

Net assets	1,508,295
Previous equity ownership	(333,435)

Investment amount	$1,174,860

     In July 2004, we purchased the 30% of the interest owned by Centro de Transportes de Coslada and Instituto Madrileno de Desarrollo for approximately $1.4 million. As a result of these transactions, we now own an 80% equity interest of NAP Madrid.

Overview

     Terremark Worldwide, Inc. operates Internet Exchange Point facilities at strategic locations in Miami, Florida; Santa Clara, California; and Sao Paulo, Brazil from which we assist users of the Internet and communications networks in communicating with other users and networks. Our primary facility is the NAP of the Americas located in Miami, where as of July 31, 2004 we have over 166 customers including more than 80 network service providers. We generate revenue by providing exchange point, colocation and managed services to carriers, Internet service providers, network service providers, government entities, multi-national enterprises and other end users.

     Internet Exchanges, which we refer to as IXs, are locations where two or more networks meet to interconnect and exchange Internet traffic (data, voice, images, video and all forms of digital telecommunications), much like air carriers meet at airports to exchange passengers and cargo. Instead of airlines and transportation companies, however, participation in IXs comes from telecommunications carriers, Internet service providers and large telecommunications and Internet users. Tier-1 IXs, such as the NAP of the Americas, are locations where the primary Internet networks meet to access, exchange and distribute Internet traffic and, following the airport analogy, operate much like large, international airport passenger and cargo transportation terminals or “hubs.”

     Initially, four IXs — in New York, Washington, D.C., Chicago, and San Francisco — were created and supported by the National Science Foundation as part of the transition from the United States government- financed Internet to a commercially operated Internet. Since that time, privately owned IXs have been developed, including the NAP of the Americas.

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

     Currently, our customers include telecommunications carriers such as AT&T, MCI, Qwest and Sprint, enterprises such as Bacardi USA, Intrado, and Steiner Leisure, content providers such as Yahoo! and Akamai, and government entities including the Diplomatic Telecommunications Services Programming Office (DTSPO, a division of the United States Department of State), the United States Southern Command, the City of Coral Gables and the County of Miami-Dade.

Results of Operations

     Results of Operations for the Three Months Ended June 30, 2004 as Compared to the Three Months Ended June 30, 2003

     Revenue. The following charts provide certain information with respect to our revenues:

	For the three
	months ended
	June 30,
	2004	2003
Revenue
U.S.	99%	100%
Outside U.S.	1%	0%

	100%	100%

Data Center	90%	96%
Construction Work	9%	1%
Property and Construction Management	1%	3%

	100%	100%

     Data Center Revenues. Data center revenues consist of:

	For the three months ended June 30,
	2004		2003
Colocation	$4,696,056	66%	$2,053,637	62%
Exchange point services	1,031,995	14%	612,881	19%
Managed and professional services	1,382,202	19%	344,097	10%
Contract termination fee	918	1%	291,537	9%

Data center revenue	$7,111,171	100%	$3,302,152	100%

     The increase in data center revenues was primarily the result of growth in our deployed customer base from 86 customers as of June 30, 2003 to 155 customers as of June 30, 2004. Data center revenues consist of:

•	colocation services, such as licensing of space and provisioning of power;

•	exchange point services, such as peering and cross connects; and

•	managed and professional services, such as network management, network monitoring, procurement and installation of equipment and procurement of connectivity, managed router services, technical support and consulting.

     Our utilization of total net colocation space increased to 13.5% as of June 30, 2004 from 7.0% as of June 30, 2003. Our utilization of total net colocation space represents the percentage of space billed versus total space available for customers. For comparative purposes, total space available for customers includes third floor space in TECOTA for both June 30, 2004 and 2003. We entered into an agreement to lease the space in the third floor of TECOTA on November 3, 2003. Cross connects billed to customers increased to 1,628 as of June 30, 2004 from 706 as of June 30, 2003. Data Center – Contract termination fee represents amounts received from customers for the termination of their contracted services with the NAP of the Americas. Contract termination fees are recognized upon contract termination when there are no remaining contingencies or obligations on our part.

     We anticipate an increase in revenue from colocation, exchange point and managed services as we add more customers to our network of NAPs, sell additional services to existing customers and introduce new products and services.

     Property and Construction Management Revenues. Development, commission and construction fees were $0 and $41,000 for the three months ended June 30, 2004 and 2003, respectively. We do not expect any revenues from development, commission and construction fees in the foreseeable future.

     Management fees decreased $20,000 to $44,000 for the three months ended June 30, 2004 from $64,000 for the three months ended June 30, 2003. The only facility we currently manage is TECOTA, the property in which the NAP of the Americas is located. We collect a monthly management fee from TECOTA equal to the greater of approximately $8,000 or 3% of cash collected by TECOTA. Although in the future, we may manage the properties in which our centers are located, we anticipate that management fees will not be a significant source of revenue.

     Construction Work Revenue. Construction contract revenue increased $707,000 to $741,000 for the three months ended June 30, 2004 from $34,000 for the three months ended June 30, 2003. As of June 30, 2004, we had one construction contract in process. Due to our approach to our construction business, we expect revenues from construction contracts to significantly fluctuate from quarter to quarter. We anticipate focusing our efforts on obtaining construction contracts for projects related to technology infrastructure.

     Data Center Operations Expenses. Data center operations expenses increased $3.1 million to $5.7 million for the three months ended June 30, 2004 from $2.6 million for the three months ended June 30, 2003. Data center operations expenses consist mainly of rent, operations personnel, property taxes, electricity, chilled water, procurement of equipment and connectivity and security services. The increase in total data center operations expenses is due to an increase of approximately $1.5 million in rent, an increase of approximately $800,000 in personnel costs and an increase of approximately $500,000 in costs related to the procurement of connectivity under a U.S. Federal government contract. The increase in rent expense is mainly due to the July 2003 opening of our NAP-West facilities in Santa Clara, California and the leasing of an additional 120,000 square feet of space in the third floor of TECOTA, which commenced in November 2003. We have been paying rent for our NAP-West facilities since January 2001 but before we opened these facilities in July 2003, related expenses were recorded as impairment charges. Our quarterly rent expense for the three months ended June 30, 2004, was approximately $1.0 million and $450,000 for the third floor of TECOTA and our NAP-West facilities, respectively. Rent expense is being recorded on the straight-line method based on contractual amounts even though actual payments for the third floor of TECOTA will not commence until April 2005. The increase in personnel costs is mainly due to staff increases and the grant of an annual incentive bonus. The number of employees whose compensation is included in data center expenses increased to 82 employees from 62 as of June 30, 2004 and 2003, respectively, which resulted in a $471,000 increase in base payroll and relocation expenses of $74,000. We also paid incentive bonuses to eligible employees, whose salaries are included in data center operations, totaling approximately $238,000. We anticipate that some data center expenses, principally electricity, chilled water, payroll and costs related to managed services, will increase as we provide additional services to existing customers and introduce new products and services.

     Contract Construction Expenses. Contract construction expenses increased $659,000 to $705,000 for the three months ended June 30, 2004 from $46,000 for the three months ended June 30, 2003. This increase is consistent with the increase in construction contracts revenues discussed above. We do not currently anticipate a loss on our construction contract.

     General and Administrative Expense. General and administrative expenses increased $1.0 million, or 38.5%, to $3.6 million for the three months ended June 30, 2004 from $2.6 million for the three months ended June 30, 2003. General and administrative expenses consist primarily of payroll and related expenses, professional service fees, travel, and other general corporate expenses. The increase in general and administrative expenses primarily relates to in professional services, travel and payroll. Professional services increased by $300,000, including increases of approximately $176,000 in legal and accounting fees and of approximately $123,000 in recruiting fees. Increases in legal and accounting fees are mainly due to filings with the Securities and Exchange Commission. Increase in recruiting fees resulted from the hiring of additional employees in data center services. Travel expenses increased by $209,000 due to increased travel to our facilities in Madrid and Sao Paulo. We also paid incentive bonuses to eligible employees, whose salaries are included in general and administrative expenses, totaling approximately $245,000.

     Sales and Marketing Expenses. Sales and marketing expenses increased $200,000, or 25%, to $1.0 million for the three months ended June 30, 2004 from $800,000 for the three months ended June 30, 2003. The significant components of sales and marketing expenses are payroll and benefits. The increase in sales and marketing expenses is due to an increase in travel of $49,000, and an increase in payroll and benefits of $69,000. The increase in payroll is mainly due to the addition of an employee and the grant of incentive bonuses to eligible employees whose salaries are included in sales and marketing expenses, totaling $25,000. The increase in travel is consistent with our increase in revenues.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $100,000 to $1.3 million for the three months ended June 30, 2004 from $1.2 million for the three months ended June 30, 2003. The increase was due to additions to property and equipment, mainly due to the build out of third floor of TECOTA.

     Change in Fair Value of Derivatives Embedded within Convertible Debt. Our 9% Senior Notes due June 15, 2009 contain embedded derivatives that require separate valuation from the Senior Notes. We recognize these embedded derivatives as a liability in our balance sheet, measure them at their estimated fair value and recognize changes in the estimated fair value of the derivative instruments in earnings. We estimated that the embedded derivatives had an initial estimated fair value of approximately $16,095,000 and a period-end estimated fair value of approximately $12,593,000. The embedded derivatives derive their value primarily based on changes in the price of our common stock and our credit spread, the difference between our estimated borrowing rate and the applicable risk free rate. We estimated our credit spread to be 10% at our initial valuation date and at period-end. The closing price of our common stock decreased to $0.85 as of June 30, 2004 from $0.93 per share as of the initial valuation date. As a result, during the three months ended June 30, 2004, we recognized a $3.5 million change in estimated fair value of the embedded derivatives. During the three months ended June 30, 2003, we did not have any embedded derivatives. Over the life of the Senior Notes, given the historical volatility of our common stock, changes in the estimated fair value of the embedded derivatives are expected to have a material effect on our results of operations.

     Gain on Debt Extinguishment and Conversion. As a result of the extinguishment of notes payable and convertible debentures, as well as the conversion of convertible debentures into common stock, during the three months ended June 30, 2004, we recognized a gain on debt extinguishment and conversion totaling $3.4 million, representing the recognition of the unamortized balance of a debt restructuring deferred gain and the write off of debt issuance costs, net of an early redemption premium payment. During the three months ended June 30, 2003, we recognized a non-cash gain of $8.5 million related to financing transactions whereby $21.6 million of our construction payables plus $1.0 million in accrued interest was converted to 30.1 million shares of our common stock with a $14.1 million market value upon conversion.

     Interest Expense. Interest expense increased to $2.9 million from $1.8 million for the three months ended June 30, 2004 and 2003, respectively. This increase is mainly due to charges of approximately $1.1 million of amortization of a beneficial conversion feature and debt issuance costs as well as the accretion of Senior Notes to their face value.

     Net Loss. Net loss for our reportable segments was as follows:

	For the three months
	ended June 30,
	2004	2003
Data center operations (1)	$(239,037)	$3,093,983
Real estate services	(25,431)	(164,120)

	$(264,468)	$2,929,815

(1)	Amount includes a gain on extinguishment and conversion of $3.4 million and $8.5 million for the three months ended June 30, 2004 and 2003, respectively.

     The net loss from data center operations is primarily the result of insufficient revenues to cover our operating and interest expenses. We expect to generate net losses until we reach required levels of monthly revenues.

     Although we had a net operating loss for the current period, we anticipate that our real estate activities will generate sufficient revenues to cover their operating expenses.

Liquidity and Capital Resources

     We privately placed $86.25 million in aggregate principal amount of 9% Senior Convertible Notes due June 15, 2009 to qualified institutional buyers in June 2004. The notes bear interest at a rate of 9% per annum, payable semi-annually, beginning December 15, 2004 and are convertible at the option of the holders at $1.25 per share. We utilized the net proceeds of $81.0 million to pay approximately $46.3 million of outstanding loans and convertible debt. The balance of the proceeds will be used for possible acquisitions and for general corporate purposes, including working capital and capital expenditures.

     On May 17, 2004, we provided certain debenture holders with notice of our intent to redeem $25.0 million of our 10% convertible debentures and $2.8 million of our 13.125% convertible debentures, effective May 31, 2004. As of May 31, 2004, all of the holders of our 10% convertible debentures and $2.5 million in principal of our 13.125% convertible debentures opted to convert their debentures into an aggregate of 54,726,427 shares of our common stock. In June 2004, the remaining holders of our 13.125% convertible debentures redeemed their debentures for cash. In addition, in June and July 2004, the remaining holders of our 13% convertible debentures redeemed their debentures for an aggregate of $10.3 million.

     As of June 30, 2004, our principal source of liquidity was our $33.2 million in cash and cash equivalents. We anticipate that this cash coupled with our anticipated cash flows generated from operations will be sufficient to meet our capital expenditures, working capital, debt service and corporate overhead requirements to meet our currently identified business objectives.

     Historically, we have financed our operations and capital requirements primarily through credit facilities, the issuance of unsecured notes, the issuance of convertible debentures, the private sale of common and preferred stock and vendor financing, including construction payables and capital lease obligations. As of June 30, 2004, our total indebtedness was approximately $110.8 million.

     From the time of the Amtec merger through June 30, 2004, we incurred net operating losses of approximately $226.9 million. Our cash flows from operations for the three months ended June 30, 2004 and 2003 were negative. Due to the issuance of the $86.25 million in aggregate principal amount of our 9% Senior Convertible Notes, our working capital increased from a $10.3 million deficit, as of March 31, 2004, to a $23.2 million surplus, as of June 30, 2004.

     Based on customer contracts signed as of July 31, 2004, expected expansions of customers under contract and anticipated future contracts from potential customers in the sales pipeline, we project that our cash flow from operations will be positive by the end of the fiscal year ending March 31, 2005. Our projected revenues and cash flows depend on several factors, some of which are beyond our control, including the rate at which we provide services and these services are accepted by customers under existing contracts, the rate at which new services are sold to the government sector and the commercial sector, the ability to retain the customer base, the willingness and timing of potential customers in outsourcing the housing and management of their technology infrastructure to us, the reliability and cost-effectiveness of our services and our ability to market our services. Although our real estate activities had a net loss of approximately $25,400 for the three months ended June 30, 2004, we anticipate that these activities will generate enough revenues to cover operating expenses. If revenues for real estate activities are below amounts anticipated, cash needs are not expected to exceed $200,000 for the next twelve months. Accordingly, we have the cash resources sufficient to meet our working capital, debt service and corporate overhead requirements associated with our operations for at least the next 18 months.

     Under the terms of the agreement to purchase TECOTA, we paid a $2.0 million non-refundable deposit. Closing of this transaction is contingent upon us obtaining financing. While we expect to finance the entire acquisition cost through the issuance of additional indebtedness, this debt financing may not be available to us on favorable terms. If we are able to obtain the financing and close on this transaction we will eliminate rent expense but incur additional interest and depreciation expense. Based on current market rates, we estimate that any negative impact to cash flows as a result of the TECOTA acquisition and related financing for the next twelve months will not exceed $2.0 million.

     Sources and Uses of Cash

     Cash used in operations for the three months ended June 30, 2004 was approximately $2.8 million compared to cash used in operations of $10.0 million for the three months ended June 30, 2003, a decrease of $7.2 million. This decrease was primarily due to an increase in cash collections from data center operations of approximately $5.5 million.

     Cash used in investing activities for the three months ended June 30, 2004 was $3.5 million compared to cash used in investing activities of $395,000 for the three months ended June 30, 2003, an increase of $3.1 million. This is due to purchases of property, plant and equipment of $1.1 million and the acquisition of additional equity interest in NAP Madrid.

     Cash provided by financing activities for the three months ended June 30, 2004 was $35.2 million compared to cash provided by financing activities of $14.4 million for the three months ended June, 2003, an increase of $20.8 million. For the three months ended June 30, 2004, cash provided by financing activities includes net proceeds of $81.0 million of convertible debt financing, net of debt issuance costs of $5.2 million, partially offset by $47.0 million in payments for loans and convertible debt. For the three months ended June 30, 2003, cash provided by financing activities included $15.8 million of new borrowings, partially offset by $1.3 million in payments of debt.

     Convertible Debentures: In June 2004, we privately placed $86.25 million in aggregate principal amount of Senior Notes due June 15, 2009, to qualified institutional buyers. The Senior Notes bear interest at a rate of 9% per annum, payable semi-annually, beginning December 15, 2004 and are convertible at the option of the holders, at $1.25 per share. We utilized the net proceeds of $81.0 million of the offer, net of debt issue costs of $5.2 million, to pay approximately $46.3 million of outstanding loans and convertible debt. The remaining proceeds will be used for possible acquisitions and for general corporate purposes, including working capital and capital expenditures. A conversion option, including an early conversion incentive, a dividend participation feature, and upon registration of the Senior Notes, make whole premium due upon a change in control, embedded in the Senior Notes were determined to be derivative instruments to be considered separately from the debt and accounted for separately. As a result of bifurcation of the embedded derivatives from the Senior Notes, the estimated fair value of the Senior Notes at issuance was approximately $70.3 million. We are accreiting the difference between the face value of the Senior Notes ($86.25 million) and the carrying value to interest expense over the life of the issuance.

     Convertible debt consists of the following:

June 30,
2004
Senior Notes, with a face value of $86.25 million, due June 15, 2009, and convertible into shares of our common stock at $1.25 per share. Interest at 9% is payable semi-annually, beginning December 15, 2004.	$70,264,689
Subordinated secured convertible debentures, with a face value of $25.0 million due April 30, 2006 and convertible into shares of our common stock at $0.50 per share. Interest at 10% is payable quarterly beginning July 31, 2003.	—
Subordinated secured convertible debentures due December 31, 2005 and convertible into shares of our common stock at a weighted average conversion price of $2.14 per share. Interest at 13% is payable on each calendar quarter.	—
Subordinated secured convertible debentures due August 30, 2004 and convertible into shares of our common stock at a weighted average conversion price of $0.66 per share. Interest at 13.125% is payable on each calendar quarter. Paid in full in July 2004.	250,000

$70,514,689
Less: Current portion of convertible debt	(250,000)

Convertible debentures, less current portion	$70,264,689

     The Senior Notes contain an early conversion incentive for holders to convert their notes into shares of common stock on or after December 16, 2004, but before June 15, 2007. If exercised, the holders will receive the number of common shares to which they are entitled and an early conversion incentive payment in cash or common stock, at our option, equal to one-half the aggregate amount of unpaid interest payable through June 15, 2007.

     Other: As of June 30, 2004, we had not paid approximately $719,000 relating to a capital lease. We are currently negotiating a payment plan.

Guarantees and Commitments

     The Technology Center of the Americas, LLC, an entity in which we have a 0.84% membership interest, owns the building that leases the space to us for the NAP of the Americas under a 20 year lease. The construction of TECOTA was funded with $48.0 million in equity and $35.4 million in construction financing from a consortium of banks. We guaranteed this construction financing during development and construction of TECOTA. After TECOTA was built, some of the banks released us from their portion of the guarantee, the result of which was to reduce our guarantee to $5.5 million. As of June 30, 2004, the TECOTA debt outstanding under the construction loan was approximately $35 million and is due on November 2005. We do not expect to fund any amounts under our guarantee. In July 2004, we entered into an agreement under which we assumed the obligation to purchase the other equity interests in the entity that owns the building where the NAP of the Americas is housed. See “Recent Events” above.

     We guarantee up to $6.5 million in personal debt of Manuel D. Medina, our Chief Executive Officer, President and Chairman. We do not expect to fund any amounts under our guarantee.

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

     The following table represents the minimum future operating and capital lease payments for these commitments, as well as the combined aggregate maturities for the following obligations for each of the twelve months ended June 30:

	Capital lease
	obligation	Operating leases	Convertible debt	Notes Payable	Total
2005	$1,551,592	$5,318,453	$250,000	$3,708,705	$10,828,750
2006	58,624	6,933,609	0	0	6,992,233
2007	21,495	7,765,489	0	0	7,786,984
2008	2,165	7,735,895	0	0	7,738,060
2009	0	7,896,155	86,257,312	0	94,153,467
Thereafter	0	162,735,992	0	0	162,735,992

	$1,633,876	$198,385,593	$86,507,312	$3,708,705	$290,235,486

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

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. In November 2003, the FASB issued FASB Staff Position No. FASB 150-3 which deferred the measurement provisions of SFAS No. 150 indefinitely for certain mandatorily redeemable non-controlling interests that were issued before November 5, 2003. The FASB plans to reconsider implementation issues and, perhaps, classification or measurement guidance for those non-controlling interests during the deferral period. In 2003, we applied certain disclosure requirements of SFAS No. 150. To date, the impact of the effective provisions of SFAS No. 150 have been the presentation of Series H redeemable preferred stock as a liability. While the effective date of certain elements of SFAS No. 150 has been deferred, the adoption of SFAS No. 150 when finalized is not expected to have a material impact on our financial position, results of operations or cash flows.

     In March 2004, the FASB approved EITF Issue 03-6 “Participating Securities and the Two-Class Method under FAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share”, and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Opinion No. 25 and FASB 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF Issue 03-6 did not have a material impact on our financial position or results of operations for the three months ended June 30, 2004.

     Our Senior Notes contain contingent interest provisions which allow the holders of the Senior Notes to participate in any dividends declared on our common stock. Accordingly, our Senior Notes are considered participating securities under EITF Issue 03-6. The Senior Notes and their treatment under EITF Issue 03-6 will have a dilutive effect only when we have net income available to common stockholders.

Other Factors Affecting Operating Results

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

     As of June 30, 2004, our total liabilities are approximately $110.8 million, which includes our 9% Senior Notes due June 15, 2009 with a face value of $86.25 million. Obligations guaranteed by us were $10.1 million and our total stockholders’ deficit was $2.7 million.

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

     Expenditures commence well before an IX open, and it may take an extended period to approach break-even capacity utilization. It takes a significant period of time to select the appropriate location for a new IX, construct the necessary facilities, install equipment and telecommunications infrastructure and hire operations and sales personnel. As a result, we expect that individual IX will experience losses for more than one year from the time they are opened. As a part of our IX strategy, we intend to rely on third-party financial or strategic partners to fund the development costs. If we are unable to establish such third-party relationships, we may delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities, making it difficult for us to generate additional revenue and to respond to competitive pressures.

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

     Our results of operations and financial condition may be affected by inflation in each country in which we manage a facility. We maintain operations in Brazil, which has had in the past, and may have now or in the future, a highly inflationary economy, defined as cumulative inflation of about 100% or more over a three calendar year period. Future increases in our costs may exceed the rate of inflation or the amounts, if any, which we may be able to recover from our customers.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

     During the three months ended June 30, 2004, we sold $86,250,000 in principal amount of our 9% Senior Notes due June 15, 2009. The 9% Senior Convertible Notes bear interest at a rate of 9% per annum, payable semi-annually, beginning December 15, 2004 and are convertible at the option of the holders, at $1.25 per share. The 9% Senior Notes rank senior in priority with all of our existing and future unsecured and unsubordinated indebtedness and senior in right of payment to all of existing and future subordinated indebtedness, and rank junior to any future secured indebtedness. If there is a change in control of our company, the holders have the right to require us to repurchase their notes at a Repurchase Price equal to 100% of the principal amount, plus accrued and unpaid interest. If a change in control occurs and at least 50% of the consideration for our common stock consists of cash, the holders of the Senior Notes may elect to receive the greater of the Repurchase Price or the Total Redemption Amount. The Total Redemption Amount will be equal to the product of (x) the average closing prices of our common stock for the five trading days prior to announcement of the change in control and (y) the quotient of $1,000 divided by the applicable conversion price of the Senior Notes, plus a make whole premium of between $270 per $1,000 of principal if the change in control takes place before December 15, 2004, and $45 per $1,000 of principal if the change in control takes place between June 16, 2008 and December 15, 2008. If we issue a cash dividend on our common stock, we will pay contingent interest to the holders equal to the product of the per share cash dividend and the number of shares of common stock issuable upon conversion of each holder’s note. We may redeem some or all of the notes for cash at any time on or after June 15, 2007, if the closing price of our common shares has exceeded 200% of the applicable conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date we mail the redemption notice. If we redeem the notes during the twelve month period commencing on June 15, 2007 or 2008, the redemption price equals 104.5% or 102.25%, respectively, of their principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus an amount equal to 50% of all remaining scheduled interest payments on the notes from, and including, the redemption date through the maturity date.

     As part of the compensation for the services of the placement agent in this offering, we agreed to issue warrants to purchase 1,815,789 shares of our common stock at $0.95 per share. The warrants expire June 13, 2007.

     The offer and sale of the notes and the issuance of the warrants were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) as the debentures were sold to accredited investors pursuant to Regulation D as promulgated under the Act.

Item 6. Exhibits and Report on Form 8-K.

     (a) The following exhibits, which are furnished with this Quarterly Report or incorporated herein by reference, are filed as part of this Quarterly Report.

Exhibit
Number	Exhibit Description
4.1	Indenture dated June 14, 2004 including form of 9% Senior Convertible Note due 2009

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) We filed a current report on Form 8-K on May 18, 2004 reporting the redemption of some of our convertible debentures.

          Other than current reports on Form 8-K under Item 12 and 7 which are not deemed to be “filed” for purposes of the Securities Exchange Act of 1934, as amended, no other current reports on Form 8-K were filed during the quarter ended June 30, 2004.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of August 2004.

TERREMARK WORLDWIDE, INC.
By:	/s/ MANUEL D. MEDINA
Manuel D. Medina, Chairman of the Board,
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JOSÉ A. SEGRERA
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)