Form 10-Q/A
period 2004-06-30
TERREMARK WORLDWIDE INC
filed 2004-11-09
CIK 912890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

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

RESTATEMENT OF PRIOR FINANCIAL INFORMATION

      This Amendment No. 1 on Form 10-Q/A is being filed to restate certain amounts associated with the valuation of our 9% Senior Convertible Notes due June 15, 2009 and related embedded derivatives. See Note 3 to our Consolidated Condensed Financial Statements for a discussion of the restatement adjustments and the changes resulting from the restatement.

      The restatement results in entries to adjust the estimated fair value of the embedded derivatives and the resulting impact to interest expense and changes in estimated fair value of derivatives on our Statement of Operations. The effect of the adjustments on our Statement of Operations was an increase of approximately $312,000 in our net loss over the period from April 1, 2004 through June 30, 2004.

AMENDED ITEMS

      We are amending the following items, financial statements, exhibits or other portions of our Form 10-Q for the quarter ended June 30, 2004, as set forth herein. Each item of the financial statements and disclosures that was affected by the restatement has been amended and restated. This Form 10-Q/A should be read in conjunction with our filings made subsequent to the filing of the original Form 10-Q. All other information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on August 9, 2004.

      The amended items are as follows:

•	ITEM 1. FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED). The financial statements and related notes are amended to read in its entirety as set forth at pages 3 through 17.

•	ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS. The information set forth under the caption “Management’s Discussion and Analysis” is amended to read in its entirety as set forth at pages 18 through 30.

•	ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. The information set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk” is amended to read in its entirety as set forth at pages 30 to 31.

•	ITEM 4. CONTROLS AND PROCEDURES. The information set forth under the caption “Controls and Procedures” is amended to read in its entirety as set forth on page 31.

•	ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. The exhibits and reports on Form 8-K information is amended to read in its entirety as set forth on page 32. The list of exhibits set forth in, and incorporated by reference from, the Index to Exhibits, is amended to include the following exhibits, filed within this report.

Exhibit
Number	Exhibit Description

31.1	CEO Certification Pursuant to Section 302
31.2	CFO Certification Pursuant to Section 302
32.1	CEO Certification Pursuant to Section 906
32.2	CFO Certification Pursuant to Section 906

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2004	March 31, 2004

	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$33,224,460	$4,378,614
Accounts receivable, net of allowance for doubtful accounts of $195,000 and $200,000	1,751,721	3,214,101
Note receivable	—	2,285,000
Contracts receivable	357,296	363,043
Prepaid and other current assets ($456,902 and $499,009 due from related party)	1,008,932	1,115,230

Total current assets	36,342,409	11,355,988
Investment in unconsolidated entities, net	391,884	725,319
Restricted cash	794,018	789,476
Property and equipment, net	53,630,304	53,897,716
Debt issuance costs and other assets	8,553,085	664,334
Goodwill	9,999,870	9,999,870

Total assets	$109,711,570	$77,432,703

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of notes payable (includes $0 and $4,325,010 due to related parties)	$3,708,705	$9,194,145
Construction payables	547,223	1,363,554
Accounts payable and accrued expenses	6,630,567	7,067,319
Current portion of capital lease obligations	1,551,592	1,799,726
Interest payable	510,502	1,952,978
Convertible debt	250,000	250,000

Total current liabilities	13,198,589	21,627,722
Convertible debt	50,945,123	36,895,239
Derivatives embedded within convertible debt, at estimated fair value	32,179,875	—
Notes payable, less current portion (includes $0 and $31,191,967 due to related parties)	—	31,311,894
Deferred rent	8,327,357	6,938,454
Capital lease obligations, less current portion	82,285	105,886
Other liabilities	1,380,000	—
Deferred revenue	4,449,447	2,686,396
Series H redeemable convertible preferred stock: $.001 par value, 294 shares issued and outstanding, at liquidation value	594,214	586,718

Total liabilities	111,156,890	100,152,309

Stockholders’ deficit:
Minority interest	1,595,769	—
Commitments and contingencies	—	—
Series G convertible preferred stock: $.001 par value, 20 shares issued and outstanding (liquidation value of approximately $2.8 million)	1	1
Series I convertible preferred stock: $.001 par value, 400 shares issued and outstanding (liquidation value of approximately $10.2 million and $10.0 million)	1	1
Common stock: $.001 par value, 500,000,000 shares authorized; 366,792,198 and 311,227,482 shares issued and outstanding	366,792	311,227
Paid in capital	241,030,991	213,596,501
Common stock warrants	3,693,216	3,642,006
Common stock options	1,545,375	1,545,375
Accumulated deficit	(237,391,292)	(236,814,717)
Treasury stock	(7,286,173)	—
Note receivable — related party	(5,000,000)	(5,000,000)

Total stockholders’ deficit	(3,041,089)	(22,719,606)

Total liabilities and stockholders’ deficit	$109,711,570	$77,432,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	June 30,

	2004	2003

	(as restated)
Revenues
Data center	$7,111,171	$3,302,152
Development, commission and construction fees	—	41,081
Management fees	43,541	64,269
Construction contracts	740,799	33,695

Operating revenues	7,895,511	3,441,197

Expenses
Data center operations, excluding depreciation (includes $1,939,595 and $929,000 of rent expense with a related party)	5,736,681	2,556,550
Construction contract expenses, excluding depreciation	705,346	46,456
General and administrative	3,562,114	2,645,782
Sales and marketing	970,346	772,318
Depreciation and amortization	1,276,749	1,184,029

Operating expenses	12,251,236	7,205,135

Loss from operations	(4,355,725)	(3,763,938)

Other (expenses) income
Change in estimated fair value of derivatives embedded within convertible debt	3,303,375	—
Gain on debt restructuring and extinguishment, net	3,420,956	8,475,000
Interest expense (includes $568,660 and $284,000 with a related party)	(2,983,834)	(1,832,070)
Interest income	66,319	23,255
Other	(27,666)	27,568

Total other income	3,779,150	6,693,753

(Loss) income before income taxes	(576,575)	2,929,815
Income taxes	—	—

Net (loss) income	(576,575)	2,929,815
Preferred dividend	(242,310)	(40,000)

Net (loss) income attributable to common stockholders	$(818,885)	$2,889,815

Basic and diluted net (loss) income per common share	$0.00	$0.01

Weighted average common shares outstanding	329,026,433	289,886,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Stockholders’ Deficit (unaudited)

			Common Stock Par Value
	Pre-	Pre-	$.001							Note
	ferred	ferred			Additional	Common	Common	Accumu-		Receivable
	Stock	Stock	Issued		Paid-In	Stock	Stock	lated	Treasury	Related
	Series G	Series I	Shares	Amount	Capital	Warrants	Options	Deficit	Stock	Party

								(as restated)
Balance at March 31, 2004	$1	$1	311,227,482	$311,227	$213,596,501	$3,642,006	$1,545,375	$(236,814,717)	$—	$(5,000,000)
Conversion of debt	—	—	55,076,427	55,076	27,980,948	—	—	—	—	—
Exercise of stock options	—	—	336,667	337	122,423	—	—	—	—	—
Warrants issued	—	—	—	—	—	172,650	—	—	—	—
Exercise of warrants	—	—	151,622	152	121,289	(121,440)	—	—	—	—
Preferred stock
issuance costs	—	—	—	—	(587,860)	—	—	—	—	—
Accrued dividends on preferred stock	—	—	—	—	(202,310)	—	—	—	—	—
Net assets acquired from NAP Madrid	—	—	—	—	—	—	—	—	(7,286,173)	—
Net loss	—	—	—	—	—	—	—	(576,575)	—	—

Balance at June 30, 2004	$1	$1	366,792,198	$366,792	$241,030,991	$3,693,216	$1,545,375	$(237,391,292)	$(7,286,173)	$(5,000,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	June 30,

	2004	2003

	(as restated)
Cash flows from operating activities:
Net (loss) income	$(576,575)	$2,929,815
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization of long-lived assets	1,276,749	1,184,029
Change in estimated fair value of embedded derivatives	(3,303,375)	—
Accretion on convertible debt	171,061	—
Amortization of beneficial conversion feature on issuance of convertible debentures	904,761	452,381
Amortization of loan costs	51,437	33,705
Gain on debt restructuring and extinguishment, net	(3,626,956)	(8,475,000)
Warrants issued	172,650	—
Other, net	257,737	7,497
Provision for bad debt	2,151	7,871
(Increase) decrease in:
Accounts receivable	1,460,229	(199,991)
Contracts receivable	5,747	8,834
Other assets	(539,049)	(1,089,264)
Increase (decrease) in:
Accounts payable and accrued expenses	(1,054,006)	(2,499,795)
Interest payable	(1,168,952)	(2,687,181)
Deferred revenue	1,763,051	2,914
Deferred rent	1,388,903	274,911

Net cash used in operating activities	(2,814,437)	(10,049,274)

Cash flows from investing activities:
Restricted cash	(4,542)	(9,060)
Purchases of property and equipment	(1,055,538)	(83,828)
Investment in unconsolidated entities	—	1,662
Investment in NAP Madrid	(1,174,860)	—
Proceeds from note receivable-related party	50,000	(303,864)
Advances for acquisition of minority interest in NAP Madrid	(1,362,767)	—

Net cash used in investing activities	(3,547,707)	(395,090)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	86,257,312	15,836,177
Payments on loans	(36,490,245)	(1,290,723)
Payments on convertible debt	(9,881,800)	(1,025,000)
Debt issuance costs	(5,255,912)	—
Proceeds from sale of preferred stock	2,131,800	—
Preferred stock issuance costs	(587,860)	—
Borrowings (payments) of construction payables	(816,331)	118,451
Other borrowings	—	750,000
Payments under capital lease obligations	(271,735)	9,039
Proceeds from exercise of stock options and warrants	122,761	—

Net cash provided by financing activities	35,207,990	14,397,944

Net increase in cash	28,845,846	3,953,580
Cash and cash equivalents at beginning of period	4,378,614	1,408,190

Cash and cash equivalents at end of period	$33,224,460	$5,361,770

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

Restatement

      The accompanying condensed consolidated financial statements as of June 30, 2004 and for the quarter then ended have been restated. All information in the notes to the condensed consolidated financial statements gives effect to the aforementioned restatement (see Note 3).

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

      The following table presents what the net loss and net loss per share would have been had the Company accounted for employee stock-based compensation using the fair value method:

	For the Three Months Ended
	June 30,

	2004	2003

	(As restated)
Net (loss) income attributable to common stockholders as reported	$(818,885)	$2,889,815
Stock-based compensation expense if the fair value method had been adopted	(539,170)	(1,869,181)

Pro forma net loss attributable to common stockholders	$(1,358,055)	$1,020,634

(Loss) income per common share — as reported	$0.00	$0.01

(Loss) income per common share — pro forma	$0.00	$0.01

      Fair value calculations for employee grants were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003

Risk Free Rate	2.14% - 3.50%	2.14% - 2.90%
Volatility	150%	155%
Expected life	5 years	5 years
Expected dividends	0%	0%

Derivatives

      The Company does not hold or issue derivative instruments for trading purposes. However, the Company’s 9% Senior Convertible Notes due June 15, 2009 (the “Senior Notes”) contain embedded derivatives that require separate valuation from the Senior Notes. The Company recognizes these derivatives as liabilities in its balance sheet and measures them at their estimated fair value, and recognizes changes in the estimated fair value of the embedded derivatives in earnings in the period of change. See Note 3.

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

3.     Restatement

      The accompanying condensed consolidated financial statements as of and for the three months ended June 30, 2004 have been restated. This restatement is related to the valuation of the derivatives embedded within the Company’s 9% Senior Convertible Notes due June 15, 2009. The Company originally estimated that the embedded derivatives had an initial fair value at the date of issuance of approximately $16.1 million and a June 30, 2004 estimated fair value of approximately $12.6 million, resulting primarily from the conversion option. The change of approximately $3.5 million in the estimated fair value of the embedded derivatives was recognized as other income in the three months ended June 30, 2004. As a result of the bifurcation of the embedded derivatives from the Senior Notes, the carrying value of the debt component of the Senior Notes at issuance was approximately $70.3 million. The difference between the face value of the Senior Notes of $86.25 million and their carrying value is accreted to interest expense under the effective interest rate method over the life of the Senior Notes.

      In the previously filed June 30, 2004 financial statements, the Company used an inappropriate volatility assumption (relative rate at which the price of the Company’s stock moves up and down) of 17% in estimating the fair value of the embedded derivatives. After receiving a third party valuation of the embedded derivatives, the Company concluded that, because the Company’s Senior Notes are not actively traded and the Company was not able to find other comparable market data, it does not have sufficient quantitative and qualitative market data to support such volatility. Therefore, until such a market develops for the Company’s Senior Notes or the Company is able to find comparable market data, a theoretical

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

model must be used to estimate the value of the embedded derivatives based on the Company’s annual historical volatility of the Company’s stock. Such historical volatility over the past year was 80%. Should a market develop for the Company’s Senior Notes, or comparable market data develop, which would necessitate a change in the derivatives’ estimated value, such change will be accounted for prospectively.

      This restatement corrects the error resulting from the use of an inappropriate volatility assumption in the original valuation of the embedded derivatives within the Senior Notes. The restatement increases the estimated fair value of the embedded derivatives to approximately $35.5 million and $32.2 million as of the date of issuance and as of June 30, 2004, respectively, and results in a decrease of approximately $199,000 in change in estimated fair value of derivatives embedded within convertible debt included in other income. Because the embedded derivatives are being accounted for separately, this restatement also had the effect of reducing the carrying value of the Senior Notes at issuance to approximately $50.8 million and increasing by approximately $113,000 the related accretion to interest expense under the effective interest method of the difference between the face value of the Senior Notes of $86.25 million and their carrying value. The net effect of the adjustments summarized above was an increase of approximately $312,000 to net loss. These adjustments had no impact on total assets. However, the restatement increased both the Company’s total liabilities and stockholders’ deficit by approximately $312,000.

      The following summarizes the restatement for the quarter ended June 30, 2004 (in thousands):

	As reported	Adjustments	As restated

Balance Sheet
Total assets	$109,712	$—	$109,712

Current liabilities	$13,154	$45	$13,199
Convertible debt	70,265	(19,320)	50,945
Derivatives embedded within convertible debt	12,593	19,587	32,180
Other long-term liabilities	14,833		14,833

Total liabilities	110,845	312	111,157

Minority interest	1,596		1,596
Stockholders’ deficit	(2,729)	(312)	(3,041)

Total liabilities and equity	$109,712	$—	$109,712

Statement of Operations
Operating revenues	$7,895	$—	$7,895
Operating expenses	12,251	—	12,251

Loss from operations	(4,356)	—	(4,356)
Change in estimated fair value of derivatives embedded within convertible debt	3,503	(199)	3,304
Interest expense	(2,871)	(113)	(2,984)
Other income/expenses	3,459	—	3,459

Net loss	$(265)	$(312)	$(577)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Convertible Debt

	June 30,	March 31,
	2004	2004

	(As restated)
Senior Notes, with a face value of $86.25 million, due June 15, 2009, and convertible into shares of the Company’s common stock at $1.25 per share. Interest at 9% is payable semi-annually, beginning December 15, 2004	$50,945,123	$—
Subordinated secured convertible debentures, with a face amount of $25.0 million, due April 30, 2006 and convertible into shares of the Company’s common stock at $0.50 per share. Interest at 10% is payable quarterly beginning July 31, 2003	—	24,095,239
Subordinated secured convertible debentures due December 31, 2005 and convertible into shares of the Company’s common stock at a weighted average conversion price of $2.14 per share. Interest at 13% is payable on each calendar quarter	—	10,300,000
Subordinated secured convertible debentures due August 30, 2004 and convertible into shares of the Company’s common stock at a weighted average conversion price of $0.66 per share. Interest at 13.125% is payable on each calendar quarter. Paid in full in July 2004	250,000	2,750,000

	$51,195,123	$37,145,239
Less: Current portion of convertible debt	(250,000)	(250,000)

Convertible debentures, less current portion	$50,945,123	$36,895,239

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

      As a result of the extinguishment of notes payable and convertible debentures, the Company recognized a gain on debt restructuring and extinguishment totaling approximately $3.4 million, representing the recognition of the unamortized balance of a debt restructuring deferred gain net of the write-off of debt issuance costs and an early redemption premium payment.

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

      The conversion option, including the early conversion incentive, and the equity participation feature embedded in the Senior Notes were determined to be derivative instruments to be considered separately from the debt and accounted for separately. As a result of the bifurcation of the embedded derivatives, the carrying value of the Senior Notes at issuance was approximately $50.8 million. The Company is accreting the difference between the face value of the Senior Notes ($86.25 million) and the carrying value to interest expense under the effective interest method on a monthly basis over the life of the Senior Notes. Upon registration of the Senior Notes, the make whole premium due upon a change in control will require valuation and accounting separate from the Senior Notes.

5.	Derivatives Embedded within Convertible Debt

      The Senior Notes contain two embedded derivatives that require separate valuation from the Senior Notes: a conversion option that includes an early conversion incentive and an equity participation right. Upon registration of the Senior Notes, a third embedded derivative will require separate valuation for a take-over make whole premium. The Company estimated that the embedded derivative related to the equity participation rights did not have a significant value.

      The Company estimated that the embedded derivatives had an initial estimated fair value of approximately $35,480,000 and a period-end estimated fair value of approximately $32,180,000, resulting primarily from the conversion option. The change of approximately $3,300,000 in the estimated fair value of the embedded derivative was recognized as other income in the three months ended June 30, 2004.

      The Company, using the assistance of a third party valuation, has estimated the fair value of its embedded derivatives using available market information and appropriate valuation methodologies. These embedded derivatives derive their value primarily based on changes in the price and volatility of the

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s common stock. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company may eventually pay to settle these embedded derivatives.

6.	Notes Payable

      At March 31, 2004, the Company had outstanding an aggregate of $40,506,039 in notes payable which were repaid in June 2004.

7.	Changes to Stockholders’ Deficit

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

	For the Three Months
	Ended June 30,

	2004	2003

Rent expense	$1,940,000	$929,000
Services purchased from related parties	239,000	—
Property management and construction fees	44,000	64,000
Revenues from NAP de las Americas — Madrid	—	17,000
Interest income on notes receivable — related party	21,000	19,000
Interest income from shareholder	8,000	8,000
Interest expense	568,660	284,000

	June 30,	March 31,
	2004	2004

Other assets	$457,000	$499,000
Note receivable — related party	5,000,000	5,000,000
Notes payable to related parties	—	35,516,977
Convertible debt	—	4,150,000

9.	Data Center Revenues

      Data center revenues consist of the following:

	For the Three Months Ended
	June 30,

	2004	2003

Colocation	$4,696,056	$2,053,637
Exchange point services	1,031,995	612,881
Managed and professional services	1,382,202	344,097
Contract termination fee	918	291,537

	$7,111,171	$3,302,152

10.	Information About the Company’s Operating Segments

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following presents information about reportable segments:

	Data Center	Real Estate
For the Three Months Ended June 30,	Operations	Services	Total

2004
Revenue	$7,111,171	$784,340	$7,895,511
Loss from operations	(4,329,316)	(26,409)	(4,355,725)
Net loss (as restated)	(551,144)	(25,431)	(576,575)
2003
Revenue	$3,302,152	$139,045	$3,441,197
Loss from operations	(3,599,768)	(164,170)	(3,763,938)
Net income (loss)	3,093,985	(164,170)	2,929,815
Assets, as of
June 30, 2004	$109,401,974	$309,596	$109,711,570
March 31, 2004	$77,101,579	$331,124	$77,432,703

      The following is a reconciliation of total segment loss from operations to (loss) income before income taxes:

	For the Three Months Ended
	June 30,

	2004	2003

	(As restated)
Total segment loss from operations	$(4,355,725)	$(3,763,938)
Change in estimated fair value of derivatives embedded within convertible debt (as restated)	3,303,375	—
Debt restructuring	3,420,956	8,475,000
Interest income	66,319	23,255
Interest expense (as restated)	(2,983,834)	(1,832,070)
Other income (expense)	(27,666)	27,568

(Loss) income before income taxes (as restated)	$(576,575)	$2,929,815

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Supplemental Cash Flow Information

	For the Three Months Ended
	June 30,

	2004	2003

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,500,994	$5,592,406

Non-cash operating, investing and financing activities:
Warrants issued	172,650	397,950

Conversion of notes payable to convertible debt	—	5,450,000

Beneficial conversion feature on issuance of convertible debentures and preferred stock	—	9,500,000

Warrants exercised and converted to equity	121,440	21,311

Conversion of debt and related accrued interest to equity	262,500	9,375,000

Conversion of construction payables and accrued interest to equity	—	14,125,000

Conversion of convertible debt and related accrued interest to equity	27,773,524	—

Cancellation of warrants	—	26,575

Non-cash preferred dividend	40,000	40,000

Settlement of note receivable through extinguishment of convertible debt	418,200	—

Warrants to be issued related to issuance of convertible debt	1,380,000	—

12.	Subsequent Events

      The Company currently owns a .84% interest in Technology Center of the Americas, LLC (“TECOTA”), the entity that owns the building in which the NAP of the Americas is housed. In July 2004, the Company entered into an agreement under which it assumed the obligation to purchase the other equity interests in TECOTA. The Company will pay $40 million for the equity interests and assume $35 million in debt. In connection with the agreement to purchase TECOTA, the Company has deposited an aggregate of $4 million which is nonrefundable except in the case of default by the sellers. The Company is currently exploring financing options for this transaction. The transaction is expected to close by December 31, 2004.

      In July 2004, the Compensation Committee of the Board of Directors approved the issuance of options to certain employees, including some officers of the Company, to purchase 1,185,000 of the Company’s common stock at an exercise price of $0.65 per share.

      On September 30, 2004, the Company’s Chairman and CEO repaid his outstanding $5 million loan from the Company by tendering to the Company approximately 7.7 million shares of Terremark common stock. As a result, the Company no longer guarantees any of his personal debt.

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

Restatement of Previously Issued Financial Statements

      Item 2. Management’s Discussion and Analysis, has been revised to reflect the restatement of our Consolidated Condensed Financial Statements for the quarter ended June 30, 2004. Please see the Introductory Note to this Form 10-Q/A — “Restatement of Prior Financial Information” and Note 3 of our Consolidated Condensed Financial Statements included in this Form 10-Q/A for a further discussion of the restatement adjustments and changes resulting from the restatement.

Recent Events

      We currently own a .84% interest in Technology Center of the Americas, LLC, which we refer to as TECOTA, the entity that owns the building in which the NAP of the Americas is housed. In July 2004, we entered into an agreement under which we assumed the obligation to purchase the other equity interests in TECOTA. In connection with the assumption of the agreement to purchase TECOTA, we have deposited $4 million which amount is nonrefundable except in the case of default by the sellers. We are currently exploring financing options and we expect the transaction to close by December 31, 2004.

      On September 30, 2004, our Chairman and CEO repaid his outstanding $5 million loan from us by tendering to us approximately 7.7 million shares of Terremark common stock. As a result, we no longer guarantee any of his personal debt.

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

      Our utilization of total net colocation space increased to 13.5% as of June 30, 2004 from 7.0% as of June 30, 2003. Our utilization of total net colocation space represents the percentage of space billed versus total space available for customers. For comparative purposes, total space available for customers includes third floor space in TECOTA for both June 30, 2004 and 2003. We entered into an agreement to lease the space in the third floor of TECOTA on November 3, 2003. Cross connects billed to customers increased to 1,628 as of June 30, 2004 from 706 as of June 30, 2003. Data Center — Contract termination fee represents amounts received from customers for the termination of their contracted services with the NAP of the Americas. Contract termination fees are recognized upon contract termination when there are no remaining contingencies or obligations on our part.

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

      Change in Fair Value of Derivatives Embedded within Convertible Debt. Our 9% Senior Notes due June 15, 2009 contain embedded derivatives that require separate valuation from the Senior Notes. We recognize these embedded derivatives as a liability in our balance sheet, measure them at their estimated fair value and recognize changes in the estimated fair value of the derivative instruments in earnings. We estimated that the embedded derivatives had an initial estimated fair value of approximately $35,480,000 and a period-end estimated fair value of approximately $32,180,000. The embedded derivatives derive their value primarily based on changes in the price and volatility of our common stock. The closing price of our common stock decreased to $0.85 as of June 30, 2004 from $0.93 per share as of the initial valuation date. As a result, during the three months ended June 30, 2004, we recognized a $3.3 million change in estimated fair value of the embedded derivatives. During the three months ended June 30, 2003, we did not have any embedded derivatives. Over the life of the Senior Notes, given the historical volatility of our common stock, changes in the estimated fair value of the embedded derivatives are expected to have a material effect on our results of operations. Furthermore, we have estimated the fair value of these embedded derivatives using a theoretical model based on the historical volatility of our common stock of 80% over the past year. If a market develops for our Senior Notes or we are able to find comparable market data, we may be able to use in the future market data to adjust our historical volatility by other factors such as trading volume and our estimated fair value of these embedded derivatives could be significantly different. Any such adjustment would be made prospectively.

      Gain on Debt Restructuring and Extinguishment. As a result of the extinguishment of notes payable and convertible debentures during the three months ended June 30, 2004, we recognized a gain totaling $3.4 million, representing the recognition of the unamortized balance of a debt restructuring deferred gain and the write off of debt issuance costs, net of an early redemption premium payment. During the three months ended June 30, 2003, we recognized a non-cash gain of $8.5 million related to financing transactions whereby $21.6 million of our construction payables plus $1.0 million in accrued interest was converted to 30.1 million shares of our common stock with a $14.1 million market value upon conversion.

      Interest Expense. Interest expense increased to $3.0 million from $1.8 million for the three months ended June 30, 2004 and 2003, respectively. This increase is mainly due to charges of approximately $1.2 million of amortization of a beneficial conversion feature and debt issuance costs as well as the accretion of Senior Notes to their face value.

      Net Loss. Net loss for our reportable segments was as follows:

	For the Three Months Ended
	June 30,

	2004	2003

Data center operations(1)	$(551,144)	$3,093,985
Real estate services	(25,431)	(164,170)

	$(576,575)	$2,929,815

(1)	Amount includes a gain on extinguishment and conversion of $3.4 million and $8.5 million for the three months ended June 30, 2004 and 2003, respectively.

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

      Historically, we have financed our operations and capital requirements primarily through credit facilities, the issuance of unsecured notes, the issuance of convertible debentures, the private sale of common and preferred stock and vendor financing, including construction payables and capital lease obligations. As of June 30, 2004, our total indebtedness was approximately $111.2 million.

      From the time of the Amtec merger through June 30, 2004, we incurred net operating losses of approximately $227.2 million. Our cash flows from operations for the three months ended June 30, 2004 and 2003 were negative. Due to the issuance of the $86.25 million in aggregate principal amount of our 9% Senior Convertible Notes, our working capital increased from a $10.3 million deficit, as of March 31, 2004, to a $23.2 million surplus, as of June 30, 2004.

      Based on customer contracts signed as of July 31, 2004, expected expansions of customers under contract and anticipated future contracts from potential customers in the sales pipeline, we project that our cash flow from operations will be positive by the end of the fiscal year ending March 31, 2005. Our projected revenues and cash flows depend on several factors, some of which are beyond our control, including the rate at which we provide services and these services are accepted by customers under existing contracts, the rate at which new services are sold to the government sector and the commercial sector, the ability to retain the customer base, the willingness and timing of potential customers in outsourcing the housing and management of their technology infrastructure to us, the reliability and cost-effectiveness of our services and our ability to market our services. Although our real estate activities had a net loss of $25,431 for the three months ended June 30, 2004, we anticipate that these activities will generate enough revenues to cover operating expenses. If revenues for real estate activities are below amounts anticipated, cash needs are not expected to exceed $200,000 for the next twelve months. Accordingly, we have the cash resources sufficient to meet our working capital, debt service and corporate overhead requirements associated with our operations for at least the next 18 months.

      Under the terms of the agreement to purchase TECOTA, we paid a $4.0 million non-refundable deposit. Closing of this transaction is contingent upon us obtaining financing. While we expect to finance the entire acquisition cost through the issuance of additional indebtedness, this debt financing may not be available to us on favorable terms. If we are able to obtain the financing and close on this transaction we will eliminate rent expense but incur additional interest and depreciation expense. Based on current market rates, we estimate that any negative impact to cash flows as a result of the TECOTA acquisition and related financing for the next twelve months will not exceed $2.0 million.

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

      Convertible Debentures: In June 2004, we privately placed $86.25 million in aggregate principal amount of Senior Notes due June 15, 2009, to qualified institutional buyers. The Senior Notes bear interest at a rate of 9% per annum, payable semi-annually, beginning December 15, 2004 and are convertible at the option of the holders, at $1.25 per share. We utilized the net proceeds of $81.0 million of the offer, net of debt issue costs of $5.2 million, to pay approximately $46.3 million of outstanding loans and convertible debt. The remaining proceeds will be used for possible acquisitions and for general corporate purposes, including working capital and capital expenditures. A conversion option, including an early conversion incentive, an equity participation feature, and upon registration of the Senior Notes, a make whole premium due upon a change in control, embedded in the Senior Notes were determined to be derivative instruments to be considered separately from the debt and accounted for separately. As a result of bifurcation of the embedded derivatives from the Senior Notes, the estimated fair value of the Senior Notes at issuance was approximately $50.8 million. We are accreting the difference between the face value of the Senior Notes ($86.25 million) and the carrying value to interest expense over the life of the issuance.

      Convertible debt consists of the following:

June 30, 2004

(As restated)
Senior Notes, with a face value of $86.25 million, due June 15, 2009, and convertible into shares of our common stock at $1.25 per share. Interest at 9% is payable semi- annually, beginning December 15, 2004	$50,945,123
Subordinated secured convertible debentures, with a face value of $25.0 million due April 30, 2006 and convertible into shares of our common stock at $0.50 per share. Interest at 10% is payable quarterly beginning July 31, 2003	—
Subordinated secured convertible debentures due December 31, 2005 and convertible into shares of our common stock at a weighted average conversion price of $2.14 per share. Interest at 13% is payable on each calendar quarter	—
Subordinated secured convertible debentures due August 30, 2004 and convertible into shares of our common stock at a weighted average conversion price of $0.66 per share. Interest at 13.125% is payable on each calendar quarter. Paid in full in July 2004	250,000

$51,195,123
Less: Current portion of convertible debt	(250,000)

Convertible debentures, less current portion	$50,945,123

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

      Prior to his repayment in September 2004 of a $5 million loan from us, we guaranteed up to $6.5 million in personal debt of Manuel D. Medina, our Chief Executive Officer, President and Chairman. See Recent Events.

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

      The following table represents the minimum future operating and capital lease payments for these commitments, as well as the combined aggregate maturities for the following obligations for each of the twelve months ended June 30:

	Capital
	Lease	Operating	Convertible
	Obligation	Leases	Debt	Notes Payable	Total

2005	$1,551,592	$5,318,453	$250,000	$3,708,705	$10,828,750
2006	58,624	6,933,609	0	0	6,992,233
2007	21,495	7,765,489	0	0	7,786,984
2008	2,165	7,735,895	0	0	7,738,060
2009	0	7,896,155	86,257,312	0	94,153,467
Thereafter	0	162,735,992	0	0	162,735,992

	$1,633,876	$198,385,593	$86,507,312	$3,708,705	$290,235,486

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

      As of June 30, 2004, our total liabilities including minority interest were approximately $112.8 million, which includes our 9% Senior Notes due June 15, 2009 with a face value of $86.25 million. Obligations guaranteed by us were $10.1 million and our total stockholders’ deficit was $3.0 million.

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

The restatement of our financial statements for the quarter ended June 30, 2004, as a result of our failure to properly account for embedded derivatives in our 9% Senior Notes, could cause the loss of confidence in our financial reporting, which would harm our business and the trading price of our stock.

      Our inability to support our original valuation for the derivatives embedded within our 9% Senior Convertible Notes led to the restatement of our financial statements for the quarter ended June 30, 2004. Our valuation originally used an inappropriate volatility of approximately 17% as an input in estimating the fair value of the embedded derivatives. A third party valuation subsequently concluded that because the Senior Notes are not actively traded and we are not able to find other comparable market data, we do not have sufficient quantitative and qualitative market data to support the volatility assumption used in our initial valuation. Therefore, until an active market develops for our Senior Notes or we are able to find comparable market data, we must use a theoretical model to estimate the value of the embedded derivatives based on the historical volatility of approximately 80% over the past year. As a result of this restatement there could be a loss of confidence in our financial reporting.

Failure or circumvention of our disclosure controls and procedures or internal controls over financial reporting could seriously harm our business.

      We are in the process of improving our procedures and measures, and in the future plan to continue to work on strengthening these procedures, to enhance the effectiveness of our internal controls. See Item 4. “Controls and Procedures”. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. Any failure of our disclosure controls and procedures or internal controls over financial reporting could harm our business.

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

      Our exposure to market risk resulting from changes in interest rates relates primarily to our debt. An immediate 10% increase or decrease in current interest rates would not have a material impact on our debt obligations due to the fixed nature of our debt obligations. The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair market value of the fixed interest rate debt but do not impact our earnings or cash flows.

      The estimated fair value of the derivatives embedded within our Senior Notes creates a market risk exposure resulting from changes in the price of our common stock. These embedded derivatives derive their value primarily based on the price and volatility of the Company’s common stock; however, we do not expect significant changes in the near term in the one year historical volatility of our common stock used to calculate the estimated fair value of the embedded derivatives. The table below provides information about the estimated fair value of the derivatives embedded within our Senior Notes and the effect that changes in the price of our common stock are expected to have on the estimated fair value of the embedded derivatives:

Price	Estimated
Per Share	Fair Value
of Common	of Embedded
Stock	Derivatives

$0.44	$13,662,000
$0.64	$21,804,000
$0.84	$29,937,000
$1.04	$37,717,000
$1.24	$44,841,000

      As noted above, the estimated fair value of the embedded derivatives increases as the price of our common stock increases. These changes in estimated fair value will affect our results of operations but will not impact our cash flows.

      To date, over 99% of our recognized revenue has been denominated in U.S. dollars, generated mostly from customers in the U.S., and our exposure to foreign currency exchange rate fluctuations has been minimal. In the future, a larger portion of our revenues may be derived from operations outside of the

U.S. and may be denominated in foreign currency. As a result, future operating results of cash flows could be impacted due to currency fluctuations relative to the U.S. dollar.

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

Item 4.     Controls and Procedures.

      In connection with their review of our draft Form 10-Q for the quarter ended June 30, 2004, our independent accountants identified certain adjustments that were required to be recorded within the Form 10-Q. The failure of certain of our internal controls to identify these adjustments led management to conclude that “material weaknesses” exist. A “material weakness” is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

      The adjustments to our financial statements involved the identification and resulting accounting for embedded derivatives in our 9% Senior Convertible Notes, and the recording of certain warrants to be issued in connection with our underwriting agreement for such notes. The adjustments were made prior to the public release of our Form 10-Q for the quarter ended June 30, 2004, and do not affect previously announced results. Subsequently, we also made certain further adjustments to our calculations of the value of those embedded derivatives which necessitated the filing of this 10-Q/ A. Management believes that the failure of our internal controls to identify these adjustments indicates the existence of certain material weaknesses in our system of internal controls which are in part due to limited resources in the finance organization.

      As a result of the material weaknesses above, we concluded that our internal controls and procedures were ineffective as of June 30, 2004. We are in the process of implementing changes to respond to this matter on an immediate and a longer-term basis. The immediate responsive actions being taken include active recruiting to increase staffing levels in certain areas of the finance organization, the implementation of specific additional procedures for the issuance and recording of securities and the retention of a third party valuation expert to assist management in estimating the fair value of derivatives. Our longer term plan includes the implementation of new policies and procedures for gathering, analyzing and consolidating financial and legal documents, and the implementation of a document management system and software. In addition, we have been engaged in an ongoing process of identifying, documenting and testing our internal controls in anticipation of our required compliance with Section 404 of the Sarbanes-Oxley Act at the end of fiscal 2005. Changes have been made and will be made to our internal controls as a result of these efforts.

      Other than as described above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 6.	Exhibits and Report on Form 8-K.

      (a) The following exhibits, which are furnished with this Quarterly Report or incorporated herein by reference, are filed as part of this Quarterly Report.

Exhibit
Number	Exhibit Description

4.1	Indenture dated June 14, 2004 including form of 9% Senior Convertible Note due 2009*
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with our Form 10-Q for the quarter ended June 30, 2004, on August 9, 2004.

      (b) We filed a current report on Form 8-K on May 18, 2004 reporting the redemption of some of our convertible debentures.

      Other than current reports on Form 8-K under Item 12 and 7 which are not deemed to be “filed” for purposes of the Securities Exchange Act of 1934, as amended, no other current reports on Form 8-K were filed during the quarter ended June 30, 2004.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November 2004.

TERREMARK WORLDWIDE, INC.

By:	/s/ MANUEL D. MEDINA

Manuel D. Medina,
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JOSÉ A. SEGRERA

Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)