Form 10-Q
period 2004-09-30
TERREMARK WORLDWIDE INC
filed 2004-11-09
CIK 912890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.     Yes ☑          No ☐

      The registrant had 351,437,399 shares of common stock, $0.001 par value, outstanding as of November 5, 2004.

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2004	2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,831,286	$4,378,614
Accounts receivable, net of allowance for doubtful accounts of $200,000 at March and September	2,207,564	3,214,101
Note receivable	—	2,285,000
Contracts receivable	112,151	363,043
Prepaid and other current assets ($463,934 and $499,009 due from related party)	751,720	1,115,230
Deferred costs under government contracts	3,592,328	—

Total current assets	28,495,049	11,355,988
Investment in unconsolidated entities, net	391,884	725,319
Restricted cash	794,018	789,476
Property and equipment, net	56,884,223	53,897,716
Debt issuance costs and other assets	10,392,631	664,334
Goodwill	9,999,870	9,999,870

Total assets	$106,957,675	$77,432,703

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable (includes $4,325,010 due to related parties at March)	$3,890,802	$9,194,145
Construction payables	2,954,530	1,363,554
Accounts payable and accrued expenses	7,865,135	7,067,319
Current portion of capital lease obligations	1,272,666	1,799,726
Interest payable	2,459,515	1,952,978
Convertible debt	—	250,000

Total current liabilities	18,442,648	21,627,722
Convertible debt	51,971,488	36,895,239
Derivatives embedded within convertible debt, at estimated fair value	21,804,000	—
Notes payable, less current portion ($31,191,967 due to related parties)	—	31,311,894
Deferred rent	9,716,260	6,938,454
Capital lease obligations, less current portion	102,335	105,886
Deferred revenue	3,225,056	2,686,396
Series H redeemable convertible preferred stock: $.001 par value, 294 shares issued and outstanding, at liquidation value	601,711	586,718

Total liabilities	105,863,498	100,152,309

Minority interest	142,885	—

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Series G convertible preferred stock: $.001 par value, 20 shares issued and outstanding (liquidation value of approximately $2.9 million)	1	1
Series I convertible preferred stock: $.001 par value, 390 shares issued and outstanding (liquidation value of approximately $10.2 million and $10.0 million)	1	1
Common stock: $.001 par value, 500,000,000 shares authorized; 359,761,034 and 311,227,482 shares issued; 351,109,018 and 311,227,482 shares outstanding	359,761	311,227
Common stock warrants	4,933,016	3,642,006
Common stock options	1,545,375	1,545,375
Additional paid-in capital	236,023,806	213,596,501
Accumulated deficit	(234,577,155)	(236,814,717)
Accumulated other comprehensive loss	(112,876)	—
Treasury stock: 8,652,016 shares	(7,220,637)	—
Note receivable — related party	—	(5,000,000)

Total stockholders’ equity (deficit)	951,292	(22,719,606)

Total liabilities and stockholders’ equity (deficit)	$106,957,675	$77,432,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended		For the Three Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Unaudited)		(Unaudited)
Revenues
Data center	$15,025,915	$7,242,825	$7,914,744	$3,940,673
Development, commission and construction fees	—	41,081	—	—
Management fees	90,922	107,070	47,381	42,800
Construction contracts	996,786	98,972	255,987	65,277

Operating revenues	16,113,623	7,489,948	8,218,112	4,048,750

Expenses
Data center operations, excluding depreciation (includes $3,879,189 and $1,779,098 (six months) and $1,939,594 and $1,250,098 (three months) in rent expense with a related party	12,200,670	6,506,485	6,463,989	3,949,937
Construction contract expenses, excluding depreciation	948,813	108,655	243,467	62,199
General and administrative	6,979,446	7,469,418	3,417,332	4,823,636
Sales and marketing	2,033,119	1,533,310	1,062,773	760,992
Depreciation and amortization	2,573,054	2,351,683	1,296,305	1,167,654

Operating expenses	24,735,102	17,969,551	12,483,866	10,764,418

Loss from operations	(8,621,479)	(10,479,603)	(4,265,754)	(6,715,668)

Other income (expenses)
Change in estimated fair value of derivatives embedded within convertible debt	13,679,250	—	10,375,875	—
Gain on debt restructuring and extinguishment, net	3,420,956	8,475,000	—	—
Interest expense (includes $657,536 and $881,950 (six months) and $88,876 and $597,950 (three months) with a related party)	(6,433,148)	(6,225,547)	(3,449,314)	(4,385,979)
Interest income	196,243	55,729	129,924	32,474
Other, net	(4,260)	296,832	23,406	261,768

Total other income (expenses)	10,859,041	2,602,014	7,079,891	(4,091,737)

Income (loss) before income taxes	2,237,562	(7,877,589)	2,814,137	(10,807,405)
Income taxes	—	—	—	—

Net income (loss)	2,237,562	(7,877,589)	2,814,137	(10,807,405)
Preferred dividend	(486,821)	(80,000)	(244,511)	(40,000)

Net income (loss) attributable to common shareholders	$1,750,741	$(7,957,589)	$2,569,626	$(10,847,405)

Basic and diluted net income (loss) per common share	$0.01	$(0.03)	$0.01	$(0.04)

Weighted average common shares outstanding	336,054,804	299,303,427	350,660,029	308,617,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES

IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Stockholders’ Equity (Deficit) (Unaudited)

			Common Stock
			Par Value
			$.001
							Accumu-		Note
			Common	Common	Additional	Accumu-	lated Other		Receivable
	Issued		Stock	Stock	Paid-In	lated	Compre-	Treasury	Related
	Shares	Amount	Warrants	Options	Capital	Deficit	hensive Loss	Stock	Party

Balance at March 31, 2004	311,227,482	$311,227	$3,642,006	$1,545,375	$213,596,501	$(236,814,717)	$—	$—	$(5,000,000)
Conversion of debt	55,249,274	55,249	—	—	27,980,775	—	—	—	—
Conversion of preferred stock	333,340	333	—	—	(333)	—	—	—	—
Exercise of stock options	336,667	337	—	—	122,423	—	—	—	—
Warrants issued	—	—	1,552,650	—	—	—	—	—	—
Exercise of warrants	351,622	352	(261,640)	—	263,288	—	—	—	—
Preferred stock issuance costs	—	—	—	—	(587,860)	—	—	—	—
Accrued dividends on preferred stock	—	—	—	—	(406,821)	—	—	—	—
Stock tendered in payment of loan and retired	(7,737,351)	(7,737)	—	—	(4,944,167)	—	—	—	5,000,000
Net assets acquired from NAP Madrid	—	—	—	—		—	—	(7,220,637)	—
Foreign currency translation adjustment	—	—	—	—	—	—	(112,876)	—	—
Net income	—	—	—	—	—	2,237,562	—	—	—

Balance at September 30, 2004	359,761,034	$359,761	$4,933,016	$1,545,375	$236,023,806	$(234,577,155)	$(112,876)	$(7,220,637)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	September 30,

	2004	2003

	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$2,237,562	$(7,877,589)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization of long-lived assets	2,573,054	2,351,683
Change in estimated fair value of embedded derivatives	(13,679,250)	—
Accretion on convertible debt	1,197,426	—
Amortization of beneficial conversion feature on issuance of convertible debentures	904,761	3,166,667
Amortization of debt issuance costs	327,346	76,520
Gain on debt restructuring and extinguishment, net	(3,626,956)	(8,475,000)
Other, net	175,873	14,994
Stock-based compensation	172,650	1,905,576
(Increase) decrease in:
Accounts receivable, net	1,006,537	(370,522)
Contracts receivable	250,892	(30,885)
Other assets	(1,346,785)	(568,863)
Deferred costs under government contracts	(3,592,328)	—
Increase (decrease) in:
Accounts payable and accrued expenses	(23,949)	(3,973,380)
Interest payable	780,061	(2,160,513)
Deferred revenue	538,660	216,209
Construction payables	90,976	—
Deferred rent	2,777,806	1,900,041

Net cash used in operating activities	(9,235,664)	(13,825,062)

Cash flows from investing activities:
Restricted cash	(4,542)	(9,060)
Purchases of property and equipment	(5,605,762)	(861,645)
Advance for acquisition of unconsolidated entity and other	(2,413,274)	3,324
Acquisition of a majority interest in NAP Madrid	(2,537,627)	—
Proceeds from note receivable-related party	50,000	—

Net cash used in investing activities	(10,511,205)	(867,381)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	86,257,312	19,550,000
Payments on loans	(36,490,245)	(2,168,790)
Payments on convertible debt	(10,131,800)	(1,025,000)
Debt issuance costs	(5,255,912)	—
Proceeds from sale of preferred stock	2,131,800	—
Preferred stock issuance costs	(587,860)	—
Net increase in construction payables	1,500,000	87,055
Other borrowings	182,097	750,000
Payments under capital lease obligations	(530,611)	(460,321)
Proceeds from exercise of stock options and warrants	124,760	15,837

Net cash provided by financing activities	37,199,541	16,748,781

Net increase in cash	17,452,672	2,056,338
Cash and cash equivalents at beginning of period	4,378,614	1,408,190

Cash and cash equivalents at end of period	$21,831,286	$3,464,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

      In May 2004, the Company purchased the 20% of NAP Madrid owned by Telvent Sistemas y Redes S.A. for approximately $550,000. In June 2004, the Company purchased the 20% of this entity owned by Red Electrica Telecomunicaciones, S.A. for approximately $634,000. In July 2004, the Company purchased the 30% interest in NAP Madrid owned by CTC and IMADE for approximately $1.4 million. As a result of these transactions, the Company owns an 80% equity interest of NAP Madrid. The Company’s accounts as of September 30, 2004 include the assets and liabilities of NAP Madrid, as well as the 20% minority interest. The assets of NAP Madrid include 8.7 million shares of Terremark’s common stock, which are accounted for as treasury stock at cost, and de minimus operating assets. The liabilities of NAP Madrid consist primarily of a bank loan with a balance of 3.3 million Euros ($3.9 million at September 30, 2004). The results of operations of NAP Madrid from July 1, 2004 have been included in the accompanying condensed consolidated statement of operations.

      Because it had not commenced significant operations and had no customers or employees when the above transactions were consummated, the Company concluded that the assets acquired do not constitute a business. The Company allocated the purchase price based upon the fair value of assets acquired and liabilities assumed. The following is an allocation of the aggregate purchase price:

Assets
Equipment	$204,040
Terremark stock	7,220,637

Liabilities
Notes payable, current	(3,708,705)
Accounts payable and accrued expenses	(677,444)
Minority Interest	(167,466)

Net Assets	$2,871,062
Previous equity ownership	(333,435)

Cash paid for acquisition	$2,537,627

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company currently owns a .84% interest in Technology Center of the Americas, LLC (“TECOTA”), the entity that owns the building in which the NAP of the Americas is housed. In July 2004, the Company entered into an agreement under which it assumed the obligation to purchase the other equity interests in TECOTA. In connection with the agreement to purchase TECOTA, as of September 30, 2004, the Company has deposited $2.4 million, and subsequently deposited an additional $1.6 million all of which is nonrefundable except in the case of default by the sellers. The Company is currently exploring financing options for this transaction. The transaction is expected to close by December 31, 2004.

2.	Summary of Significant Accounting Policies

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for complete annual financial statements. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the interim periods presented. Operating results for the quarter ended September 30, 2004 may not be indicative of the results that may be expected for the year ending March 31, 2005. Amounts as of March 31, 2004 included in the condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended March 31, 2004.

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

Derivatives

      The Company does not hold or issue derivative instruments for trading purposes. However, the Company’s 9% Senior Convertible Notes due June 15, 2009 (the “Senior Notes”) contain embedded derivatives that require separate valuation from the Senior Notes. The Company recognizes these derivatives as liabilities in its balance sheet and measures them at their estimated fair value, and recognizes changes in their estimated fair value in earnings in the period of change.

      The Company, with the assistance of a third party, estimates the fair value of its embedded derivatives using available market information and appropriate valuation methodologies. These embedded derivatives derive their value primarily based on changes in the price and volatility of the Company’s common stock. Over the life of the Senior Notes, given the historical volatility of the Company’s common stock, changes in the estimated fair value of the embedded derivatives are expected to have a material effect on our results of operations. Furthermore, the Company has estimated the fair value of these embedded derivatives using a theoretical model based on the historical volatility of its common stock of 80% over the past year. If an active trading market develops for the Senior Notes or the Company is able to find comparable market data, it may in the future be able to use actual market data to adjust the

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated fair value of these embedded derivatives. Such adjustment could be significant and would be accounted for prospectively.

      Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company may eventually pay to settle these embedded derivatives.

Installation and other outsourcing services under government contracts

      From time to time, the Company provides installation and other outsourcing services under government contracts that include procurement and leasing of equipment. Due to the typical short-term nature of these types of services, the Company records them under the completed contract method, whereby costs and related revenues are deferred in the balance sheet until services are delivered and accepted by the government. Contract costs deferred are costs incurred for assets, such as costs for the purchase of materials and production equipment, under fixed-price contracts. For these types of services, labor and other general and administrative costs are not significant and are included as period charges.

Significant concentrations

      Two customers accounted for approximately 22% and 17% of data center revenues for the six months ended September 30, 2004. One customer accounted for approximately 11% of data center revenues for the six months ended September 30, 2003. Two customers accounted for approximately 20% and 19% of data center revenues for the three months ended September 30, 2004. Two customers accounted for approximately 15% and 11% of data center revenues for the three months ended September 30, 2003.

Reclassifications

      Certain reclassifications have been made to the prior periods’ financial statements to conform with the current presentation.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents what the net loss and net loss per share would have been had the Company accounted for employee stock-based compensation using the fair value method:

	For the Six Months Ended		For the Three Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income (loss) attributable to common shareholders as reported	$1,750,741	$(7,957,589)	$2,569,626	$(10,847,405)
Stock-based compensation expense if the fair value method had been adopted	(616,609)	(2,973,696)	(77,439)	(1,104,515)

Pro forma net income (loss) attributable to common shareholders	$1,134,132	$(10,931,285)	$2,492,187	$(11,951,920)

Income (loss) per common share — as reported	$0.01	$(0.03)	$0.01	$(0.04)

Income (loss) per common share — pro forma	$—	$(0.04)	$0.01	$(0.04)

      Fair value calculations for employee grants were made using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk Free Rate	2.14% - 3.50%	2.14% - 2.90%
Volatility (four year historical)	150%	155%
Expected life	5 years	5 years
Expected dividends	0%	0%

Minority interest

      Minority interest is reflected in consolidation and is the portion of NAP Madrid that is not owned by the Company.

Income (loss) per share

      Basic income (loss) per share (“EPS”) equals net income (loss) divided by the number of weighted average common shares. Diluted EPS includes the effects of potentially dilutive securities such as stock options and convertible debt. For the six and three months ended September 30, 2004, the effect of shares issuable upon exercise of convertible debt, convertible preferred stock, warrants and stock options is anti-dilutive, except for approximately 9.9 million stock options and 1.2 million warrants whose exercise prices were lower than $0.75 per common share. The 9.9 million stock options and the 1.2 million warrants are considered dilutive but have no impact on the resulting per share calculation due to rounding; therefore, diluted income (loss) per share is not presented in a comparative format.

Comprehensive loss

      Comprehensive loss consists of net earnings and foreign currency translation adjustments, and is presented in the accompanying consolidated statement of stockholders’ equity (deficit).

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent accounting standards

      In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. In November 2003, the FASB issued FASB Staff Position No. 150-3 which deferred the measurement provisions of SFAS No. 150 indefinitely for certain mandatory redeemable non-controlling interests that were issued before November 5, 2003. The FASB plans to reconsider implementation issues and, perhaps, classification or measurement guidance for those non-controlling interests during the deferral period. In 2003, the Company applied certain disclosure requirements of SFAS No. 150. To date, the impact of the effective provisions of SFAS No. 150 have been the presentation of the Series H redeemable preferred stock as a liability. While the effective date of certain elements of SFAS No. 150 have been deferred, the adoption of SFAS 150 when finalized is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

      In March 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that address the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in the consolidated statement of operations. The effective date of the proposed standard is for periods beginning after June 15, 2005. It is expected that the final standard will be issued before December 31, 2004 and should it be finalized in its current form, it may have a significant impact on the consolidated statement of operations as the Company will be required to expense the fair value of stock option grants and stock purchases under employee stock option plans.

      In April 2004, the Emerging Issues Task Force of the FASB approved EITF Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share”, and requires the use of the two-class method for participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Accounting Principles Board Opinion No. 25 and SFAS No. 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF Issue 03-6 did not have a material impact on the Company’s financial position or results of operations for the three months ended September 30, 2004.

      The Company’s Senior Notes contain contingent interest provisions which allow the holders of the Senior Notes to participate in any dividends declared on the Company’s common stock. Accordingly, the Senior Notes are considered participating securities under EITF Issue 03-6. As a result of the number of shares of the Company’s common stock currently outstanding, the Senior Notes and their treatment under EITF Issue 03-6 may have a dilutive effect only when the Company has net income of $0.01 per common share or more.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Deferred Costs Under Government Contract

      As of September 30, 2004, deferred costs consist mainly of equipment which has not yet been installed as part of a technology infrastructure build-out under a $6.2 million government contract, for which the Company was entitled to bill approximately $5.1 million as of September 30, 2004 and is expected to collect in November 2004. Under the completed contract method, the Company does not record such billable but unearned amounts.

4.	Convertible Debt

	September 30,	March 31,
	2004	2004

Senior Convertible Notes, with a face value of $86.25 million, due June 15, 2009, and convertible into shares of the Company’s common stock at $1.25 per share . Interest at 9% is payable semi-annually, beginning December 15, 2004.	$51,971,488	$—
Subordinated secured convertible debentures due April 30, 2006; converted into shares of the Company’s common stock at $0.50 per share during May 2004.	—	24,095,239
Subordinated secured convertible debentures due December 31, 2005; converted into shares of the Company’s common stock at a weighted average conversion price of $2.14 per share during June 2004.	—	10,300,000
Subordinated secured convertible debentures due August 30, 2004; repaid or converted into shares of the Company’s common stock at a weighted average conversion price of $0.66 per share during the period from May to July 2004.	—	2,750,000

	$51,971,488	$37,145,239
Less: current portion of convertible debt	—	(250,000)

Convertible debentures, less current portion	$51,971,488	$36,895,239

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

      As a result of the extinguishment of notes payable and convertible debentures, the Company recognized a gain on debt restructuring and extinguishment totaling approximately $3.4 million, representing the recognition of the unamortized balance of a debt restructuring deferred gain related to the Company’s notes payables and the write-off of debt issuance costs, net of an early redemption premium payment to the 13% debenture holders.

      On June 14, 2004, the Company privately placed $86.25 million in aggregate principal amount of the Senior Notes to qualified institutional buyers. The Senior Notes bear interest at a rate of 9% per annum, payable semi-annually, beginning December 15, 2004 and are convertible at the option of the holders, into shares of the Company’s common stock at a conversion price of $1.25 per share. The Company used the net proceeds from this offering to pay notes payable amounting to approximately $36.5 million and convertible debt amounting to approximately $9.8 million. In conjunction with the offering, the Company incurred $6,635,912 in debt issuance costs, including $1,380,000 in estimated fair value of warrants issued to purchase 1,815,789 shares of the Company’s common stock at $0.95 per share.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Senior Notes rank pari passu with all existing and future unsecured and unsubordinated indebtedness, senior in right of payment to all existing and future subordinated indebtedness, and rank junior to any future secured indebtedness. If there is a change in control of the Company, the holders have the right to require the Company to repurchase their notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest (the “Repurchase Price”). If a change in control occurs and at least 50% of the consideration for the Company’s common stock consists of cash, the holders of the Senior Notes may elect to receive the greater of the Repurchase Price or the Total Redemption Amount. The Total Redemption Amount will be equal to the product of (x) the average closing prices of the Company’s common stock for the five trading days prior to announcement of the change in control and (y) the quotient of $1,000 divided by the applicable conversion price of the Senior Notes, plus a make whole premium of between $270 per $1,000 of principal if the change in control takes place before December 15, 2004, and $45 per $1,000 of principal if the change in control takes place between June 16, 2008 and December 15, 2008. If the Company issues a cash dividend on its common stock, it will pay contingent interest to the holders of the Senior Notes equal to the product of the per share cash dividend and the number of shares of common stock issuable upon conversion of each holder’s note.

      The Company may redeem some or all of the Senior Notes for cash at any time on or after June 15, 2007, if the closing price of the Company’s common shares has exceeded 200% of the applicable conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date it mails the redemption notice. If the Company redeems the notes during the twelve month period commencing on June 15, 2007 or 2008, the redemption price equals 104.5% or 102.25%, respectively, of their principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus an amount equal to 50% of all remaining scheduled interest payments on the notes from, and including, the redemption date through the maturity date.

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

5.	Derivatives Embedded within Convertible Debt

      The Senior Notes contain two embedded derivatives that require separate valuation from the Senior Notes: a conversion option that includes an early conversion incentive and an equity participation right. Upon registration of the Senior Notes under the Securities Act of 1933, as amended, a third embedded derivative will require separate valuation for a take-over make whole premium. The Company estimated that the embedded derivative related to the equity participation rights did not have a significant value.

      The Company estimated that the embedded derivatives had an initial estimated fair value of approximately $35,483,000 and a September 30, 2004 estimated fair value of approximately $21,804,000, resulting primarily from the conversion option. The change of approximately $13,679,000 in the estimated

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of the embedded derivative was recognized as other income in the six months ended September 30, 2004.

6.	Notes Payable

      At March 31, 2004, the Company had outstanding an aggregate of $40,506,039 in notes payable which were repaid in June 2004.

7.	Changes in Stockholders’ Equity (Deficit)

Conversion of debt to equity

      On June 1, 2004, the holders of $25.0 million of the Company’s 10% convertible debentures and the holders of $2.5 million of the Company’s 13.125% convertible debentures converted their debentures into 54,899,274 shares of the Company’s common stock. In April 2004, $262,500 of debt was converted to 350,000 shares of common stock at $0.75 per share.

Conversion of preferred stock to common stock

      During September 2004, Series I preferred stock valued at $250,000 was converted to 333,340 shares of common stock at $0.75 per share.

Grant of employee stock options

      In July 2004, the Compensation Committee of the Board of Directors approved the grant of options to certain employees, including some officers of the Company, to purchase 1,185,000 of the Company’s common stock at an exercise price of $0.65 per share, the price of the Company’s common stock on the date of the grant.

Exercise of employee stock options

      During the six months ended September 30, 2004, the Company issued 336,667 shares of its common stock in conjunction with the exercise of employee stock options at prices ranging from $0.33 to $0.74 per share.

Issuance of warrants

      In August 2004, the Company issued warrants to acquire 1,815,789 shares of the Company’s common stock at an exercise price of $0.95 per share. The warrants were issued as part of the compensation to the placement agent for the private placement of the Senior Notes, and were accounted for as debt issue costs at their estimated fair market value of $1,380,000 on the date the Company issued the Senior Notes.

      In May 2004, the Company issued warrants to acquire 250,000 shares of the Company’s common stock at an exercise price of $0.01 per share for warrants to purchase 200,000 shares at $0.70 per share for warrants to purchase 50,000 shares. The warrants were issued in conjunction with short-term borrowings and had an estimated fair value of $172,650.

Exercise of warrants

      In August 2004, warrants were exercised for 200,000 shares of common stock at $0.01 per share.

      In May 2004, warrants were exercised for 151,622 shares of common stock at $0.80 per share.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock tendered in payment of loan

      On September 30, 2004, the Company’s Chairman and CEO repaid his outstanding $5 million loan from the Company by tendering to the Company approximately 7.7 million shares of Terremark common stock. See Note 7.

8.	Related Party Transactions

      Due to the nature of the following relationships, the terms of the respective agreements may not be the same as those that would result from transactions among wholly unrelated parties.

      Following is a summary of transactions for the six months ended September 30, 2004 and 2003 and balances with related parties included in the accompanying balance sheet as of September 30, 2004 and March 31, 2004.

	For the Six Months Ended
	September 30,

	2004	2003

Rent expense	$3,879,189	$1,779,098
Services purchased from related parties	465,865	—
Property management and construction fees	90,922	107,070
Revenues from NAP de las Americas — Madrid	—	33,240
Interest income on notes receivable — related party	50,278	35,402
Interest income from shareholder	15,032	16,154
Interest expense	657,536	881,950

	September 30,	March 31,
	2004	2004

Other assets	$463,934	$499,009
Note receivable — related party	—	5,000,000
Notes payable to related parties	—	35,516,977
Convertible debt	—	4,150,000

      On September 30, 2004, the Company’s Chairman and CEO repaid his outstanding $5 million loan from the Company, plus accrued interest, by tendering to the Company approximately 7.7 million shares of Terremark common stock. The 7.7 million shares tendered to the Company were immediately retired. These shares were valued at $0.65 per share by the Company’s Board of Directors after receipt of an independent fairness opinion. As a result, the Company recognized an expense of approximately $77,000 which represents the difference between the Company’s estimated value of the shares tendered and the $0.64 closing price of the Company’s common stock on September 28, 2004, the date the agreement to tender the 7.7 million shares was approved by the Company’s Board of Directors.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Data Center Revenues

      Data center revenues consist of the following:

	For the Six Months Ended		For the Three Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Colocation	$9,728,114	$4,371,741	$5,105,479	$2,311,235
Exchange point services	2,125,842	1,253,890	1,093,846	641,009
Managed and professional services	3,171,041	1,325,657	1,715,419	988,429
Contract termination fee	918	291,537	—	—

	$15,025,915	$7,242,825	$7,914,744	$3,940,673

10.	Information About the Company’s Operating Segments

      As of September 30, 2004 and March 31, 2004, the Company had two reportable business segments, data center operations and real estate services. The data center operations segment provides Internet infrastructure and managed services in a data center environment. The real estate services segment constructs and manages real estate projects focused in the technology sector. The Company’s reportable segments are strategic business operations that offer different products and services.

      The accounting policies of the segments are the same as those described in significant accounting policies. Revenues generated among segments are recorded at rates similar to those recorded in third-party transactions. Transfers of assets and liabilities between segments are recorded at cost. The Company evaluates performance based on the segments’ net operating results.

      The following presents information about reportable segments:

	Data Center	Real Estate
For the Six Months Ended June 30,	Operations	Services	Total

2004
Revenue	$15,025,915	$1,087,708	$16,113,623
Loss from operations	(8,559,363)	(62,116)	(8,621,479)
Net income (loss)	2,298,518	(60,956)	2,237,562
2003
Revenue	$7,242,825	$247,123	$7,489,948
Loss from operations	(10,219,446)	(260,157)	(10,479,603)
Net loss	(7,617,564)	(260,025)	(7,877,589)
Assets, as of
September 30, 2004	$106,864,331	$93,344	$106,957,675
March 31, 2004	77,101,579	$331,124	$77,432,703

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a reconciliation of total segment loss from operations to income (loss) before income taxes:

	For the Six Months Ended
	September 30,

	2004	2003

Total segment loss from operations	$(8,621,479)	$(10,479,603)
Change in estimated fair value of derivatives embedded within convertible debt	13,679,250	—
Debt restructuring and extinguishment	3,420,956	8,475,000
Interest expense	(6,433,148)	(6,225,547)
Interest income	196,243	55,729
Other income (expense)	(4,260)	296,832

Income (loss) before income taxes	$2,237,562	$(7,877,589)

11.	Supplemental Cash Flow Information

	For the Six Months Ended
	September 30,

	2004	2003

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,374,223	$5,119,769

Non-cash operating, investing and financing activities:
Warrants issued	1,552,650	512,350

Conversion of notes payable to convertible debt	—	5,450,000

Beneficial conversion feature on issuance of convertible debentures and preferred stock	—	9,500,000

Warrants exercised and converted to equity	261,640	3,971

Conversion of debt and related accrued interest to equity	262,500	9,420,004

Conversion of preferred stock to equity	333	—

Conversion of construction payables and accrued interest to equity	—	14,125,000

Conversion of convertible debt and related accrued interest to equity	27,773,524	—

Cancellation of warrants	—	26,575

Non-cash preferred dividend	486,821	—

Settlement of note receivable through extinguishment of convertible debt	418,200	—

Settlement of notes receivable — related party by tendering Terremark stock	5,000,000	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Recent Events

      We currently own a 0.84% interest in Technology Center of the Americas, LLC, which we refer to as TECOTA, the entity that owns the building in which the NAP of the Americas is housed. In July 2004, we entered into an agreement under which we assumed the obligation to purchase the other equity interests in TECOTA. In connection with the assumption of the agreement to purchase TECOTA, we have deposited $4 million which is nonrefundable except in the case of default by the sellers. We are currently exploring financing options for this transaction. The transaction is expected to close by December 31, 2004.

      In July 2004, we purchased an additional 30% interest in NAP de las Americas — Madrid, S.A. for approximately $1.4 million, increasing to 80% our equity interest in NAP Madrid.

Overview

      Terremark Worldwide, Inc. operates Internet Exchange Point facilities at strategic locations in Miami, Florida; Santa Clara, California; and Sao Paulo, Brazil from which we assist users of the Internet and communications networks in communicating with other users and networks. Our primary facility is the NAP of the Americas located in Miami, where as of November 2, 2004 we have over 180 customers. We generate revenue by providing exchange point, colocation and managed services to carriers, Internet service providers, network service providers, government entities, multi-national enterprises and other end users.

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

      We generate revenue by providing our customers with:

•	the site and platform they need to exchange Internet and data traffic, related professional and managed services; and

•	space to house their equipment and their network facilities in order to be close to the Internet and data traffic exchange connections that take place at our Internet Exchange Point facilities.

      Currently, our customers include telecommunications carriers such as AT&T, MCI, Qwest and Sprint, enterprises such as Bacardi USA, Intrado, and Steiner Leisure, content providers such as Yahoo! and Akamai, and government entities including the Diplomatic Telecommunications Services Programming Office (DTSPO, a division of the United States Department of State), the United States Southern Command, the City of Coral Gables and the County of Miami-Dade, Florida.

Results of Operations

                  Results of Operations for the Six Months Ended September 30, 2004 as Compared to the Six Months Ended September 30, 2003

      Revenue. The following charts provide certain information with respect to our revenues:

	For the Six
	Months Ended
	September 30,

	2004	2003

Revenue
U.S.	99%	99%
Outside U.S.	1%	1%

	100%	100%

Data Center	93%	97%
Construction Work	6%	1%
Property and Construction Management	1%	2%

	100%	100%

      Data center revenues consist of:

	For the Six Months Ended September 30,

	2004		2003

Colocation	$9,728,114	65%	$4,371,741	60%
Exchange point services	2,125,842	14%	1,253,890	17%
Managed and professional services	3,171,041	21%	1,325,657	18%
Contract termination fee	918	0%	291,537	5%

	$15,025,915	100%	$7,242,825	100%

      The increase in data center revenue was primarily the result of growth in our deployed customer base from 119 customers as of September 30, 2003 to 167 customers as of September 30, 2004. Data center revenues consist of:

•	colocation services, such as leasing of space and provisioning of power;

•	exchange point services, such as peering and cross connects; and

•	managed and professional services, such as network management, network monitoring, procurement and installation of equipment and procurement of connectivity, managed router services, technical support and consulting.

      Our utilization of total net co-location space increased to 14.6% as of September 30, 2004 from 7.8% as of September 30, 2003. Our utilization of total net co-location space represents the percentage of space billed versus total space available for customers. Although the lease for the third floor space in TECOTA commenced in November 2003, for comparative purposes, total space available for customers includes the third floor for both September 30, 2004 and 2003. Cross-connects billed to customers increased to 2,039 as of September 30, 2004 from 839 as of September 30, 2003. Data center — contract termination fee represents amounts received from customers for the termination of their contracted services. Contract termination fees are recognized upon contract termination when there are no remaining contingencies or obligations on our part.

      We anticipate an increase in revenue from collocation, exchange point and managed services as we add more customers to our network of NAPs, sell additional services to existing customers and introduce new products and services. We have commenced a technology infrastructure build out under government contracts aggregating $14.8 million accounted for under the completed contract method. We anticipate completing this build out on schedule by January 2005.

      Property and Construction Management Revenues. Development, commission and construction fees were $0 and $41,000 for the six months ended September 30, 2004 and 2003, respectively. We do not expect any revenues from development, commission and construction fees in the foreseeable future.

      Management Fees: Management fees decreased $16,000 to $91,000 for the six months ended September 30, 2004 from $107,000 for the six months ended September 30, 2003. The only facility we currently manage is TECOTA, the property in which the NAP of the Americas is located. We collect a monthly management fee from TECOTA equal to the greater of approximately $8,000 or 3% of cash collected by TECOTA. Although in the future, we may manage properties where our centers are located, we anticipate that management fees will not be a significant source of revenue in the foreseeable future.

      Construction Contract Revenue. Construction contract revenue increased $898,000 to $997,000 for the six months ended September 30, 2004 from $99,000 for the six months ended September 30, 2003. As of September 30, 2004, we have one construction contract in process. Due to our opportunistic approach to our construction business, we expect revenues from construction contracts to significantly fluctuate from quarter to quarter. We anticipate focusing our efforts on obtaining construction contracts for projects related to technology infrastructure.

      Data Center Operations Expenses. Data center operations expenses increased $5.7 million to $12.2 million for the six months ended September 30, 2004 from $6.5 million for the six months ended September 30, 2003. Data center operations expenses consist mainly of rent, operations personnel, property taxes, electricity, chilled water, procurement of equipment and connectivity and security services. The increase in total data center operations expenses is mainly due to an increase of approximately $2.7 million in rent, an increase of approximately $1.7 million in personnel costs and an increase of approximately $640,000 in costs related to the procurement of connectivity under a U.S. Federal government contract. The increase in rent expense is mainly due to the July 2003 opening of our NAP-West facilities in Santa Clara, California, the leasing of an additional 120,000 square feet of space in the third floor of TECOTA, which commenced in November 2003, and the extension of the lease for the second floor of the Miami NAP. We have been paying rent for our NAP-West facilities since January 2001. Before we opened these facilities in July 2003, related expenses were recorded as impairment charges. Our base rent expenses increased approximately $1.8 million, $242,000 and $450,000 for the third and second floor of TECOTA and our NAP-West facilities, respectively, during the six months ended September 30, 2004. Rent expense is being recorded on the straight-line method based on contractual amounts even though actual payments for the third floor of TECOTA will not commence until April 2005. The increase in personnel costs is mainly due to staff increases and the grant of an annual incentive bonus. Our staff levels increased to 100 employees as of September 30, 2004 from 64 as of September 30, 2003, which resulted in a $1.2 million increase in base payroll and relocation expenses of $156,000. The increase in employees is mainly attributable to the hiring of personnel with the required security clearances to work under existing and anticipated government contracts. We also paid incentive bonuses to eligible employees totaling approximately $238,000. We anticipate that some data center expenses, principally electricity, chilled water, and costs related to managed services, will increase as we provide additional services to existing customers and introduce new products and services. Payroll will also increase as we continue to increase our team of employees with government security clearances.

      In connection with the infrastructure buildout under government contracts aggregating $14.8 million accounted for under the completed contract method, we anticipate an increase in data center operations expenses between approximately $11.1 million and $11.8 million by January 2005.

      Construction Contract Expenses. Construction contract expenses increased $840,000 to $949,000 for the six months ended September 30, 2004 from $109,000 for the six months ended September 30, 2003. This increase is consistent with the increase in construction contracts revenues discussed above. We do not currently anticipate losses on our construction contract.

      General and Administrative Expense. Excluding non-cash stock-based compensation charges of $1.8 million in the quarter ended September 30, 2003, general and administrative expenses increased $1.4 million or 24.6%, to $7.0 million for the six months ended September 30, 2004 from $5.7 million for the six months ended September 30, 2003. General and administrative expenses consist primarily of payroll and related expenses, professional service fees, travel, and other general. This increase was due to an increase of $563,000 in professional services, an increase of $303,000 in travel expenses, and an increase of $325,000 in payroll and related benefits. Professional services include increases of approximately $290,000 in consulting and accounting fees and $182,000 in recruiting fees. The increase in consultant and accounting fees is mainly due to additional SEC reporting and Sarbanes-Oxley compliance work. The increase in recruiting fees resulted from hiring additional employees for data center services. Travel expenses increased by $303,000 due to increased travel to our facilities in Madrid and Sao Paulo. The increase in payroll and related benefits was primarily due to incentive bonuses totaling $233,000 paid to eligible employees, whose salaries are included in general and administrative expenses. We also increased our headcount from 46 at September 30, 2003 to 47 at September 30, 2004.

      We recognized a non-cash, stock-based compensation charge of $1.8 million in the six months ended September 30, 2003 in connection with the change in our employment relationship with Brian K. Goodkind, our former Executive Vice President and Chief Operating Officer and strategic advisor to our Chief Executive Officer until June 2004.

      We anticipate an increase in general and administrative expenses as a result of our Sarbanes-Oxley compliance efforts.

      Sales and Marketing Expenses. Sales and marketing expenses increased $500,000 to $2 million for the six months ended September 30, 2004 from $1.5 million for the six months ended September 30, 2003. The most significant components of sales and marketing expenses are payroll and related benefits. The increase was due to a $289,000 increase in payroll mainly due to the addition of five employees and the grant of incentive bonuses totaling $47,283 to eligible employees whose salaries are included in sales and marketing expenses. Commission and travel expenses also increased by $45,000 and $57,000, respectively, consistent with our increase in revenues.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased $221,000 to $2.6 million for the six months ended September 30, 2004 from $2.4 million for the six months ended September 30, 2003. The increase was due to additions to property and equipment.

      Change in Fair Value of Derivatives Embedded within Convertible Debt. Our 9% Senior Notes due June 15, 2009 contain embedded derivatives that require separate valuation from the Senior Notes. We recognize these embedded derivatives as a liability in our balance sheet, measure them at their estimated fair value and recognize changes in the estimated fair value of the derivative instruments in earnings. We estimated that the embedded derivatives had an initial estimated fair value of approximately $35,480,000 and a September 30, 2004 estimated fair value of approximately $21,804,000. The embedded derivatives derive their value primarily based on changes in the price and volatility of our common stock. The closing price of our common stock decreased to $0.64 as of September 30, 2004 from $0.93 per share as of the initial valuation date. As a result, during the six months ended September 30, 2004, we recognized a $13.7 million change in estimated fair value of the embedded derivatives. Over the life of the Senior Notes, given the historical volatility of our common stock, changes in the estimated fair value of the embedded derivatives are expected to have a material effect on our results of operations. The estimated fair value of the embedded derivatives increases as the price of our common stock increases. Please see Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for more information. Furthermore, we have estimated the fair value of these embedded derivatives using a theoretical model based on the historical volatility of our common stock of 80% over the past year. If a market develops for our Senior Notes or we are able to find comparable market data, we may be able to use in the future market data to adjust our historical volatility by other factors such as trading volume and our estimated fair value of these embedded derivatives could be significantly different. Any such adjustment would be made prospectively. During the six months ended June 30, 2003, we did not have any embedded derivatives.

      Gain on Debt Restructuring and Conversion. During the six months ended September 30, 2004, as a result of the extinguishment of notes payable and convertible debentures, we recognized a gain totaling $3.4 million, representing the recognition of the unamortized balance of a debt restructuring deferred gain and the write off of debt issuance costs, net of an early redemption premium payment. During the six months ended September 30, 2003, we recognized a non-cash gain of $8.5 million related to financing transactions whereby $21.6 million of our construction payables plus $1.0 million in accrued interest was converted to 30.1 million shares of our common stock with a $14.1 million market value upon conversion.

      Interest Expense. Excluding non-cash charges of $1.4 million, interest expense decreased $1.2 million from $6.2 million for the six months ended September 30, 2003 to $5.0 million for the six months ended September 30, 2004. This increase was due to the payoff of old debt at interest rates ranging from 10% to 15% and the addition of new debt at an interest rate of 9.0%. Non-cash charges to interest expense mainly result from accretion of the difference between the face value of the Senior Notes and their carrying value and from the amortization of debt issuance costs.

      Net Income(loss). Net income (loss) for our reportable segments was as follows:

	For the Six Months Ended
	September 30,

	2004	2003

Data Center Operations(1)	2,298,518	(7,617,564)
Real Estate Services	(60,956)	(260,025)

	2,237,562	(7,877,589)

(1)	Amount includes a gain on debt restructuring and extinguishment of $3.4 million and $8.5 million for the six months ended September 30, 2004 and 2003, respectively.

      Excluding the gain on debt restructuring and extinguishment and the change in the estimated fair value of the embedded derivatives, net loss from data center operations totaled approximately $16.8 million and $600,000 for the six months ended September 30, 2004 and 2003, respectively. The net loss from data center operations is primarily the result of insufficient revenues to cover our operating and interest expenses. We expect to generate net losses until we reach required levels of monthly revenues.

      Although we had a net operating loss for the current period in our real estate activities, we anticipate these activities will generate sufficient revenues to cover their operating expenses.

Results of Operations for the Three Months Ended September 30, 2004 as Compared to the Three Months Ended September 30, 2003

      Revenue. The following charts provide certain information with respect to our revenues:

	For the Three
	Months Ended
	September 30,

	2004	2003

Revenue:
U.S.	99%	100%
Outside U.S.	1%	0%

	100%	100%

Data Center	90%	96%
Construction Work	9%	1%
Property and Construction Management	1%	3%

	100%	100%

      Data center revenues consist of:

	For the Three Months Ended September 30,

	2004		2003

Colocation	$5,105,479	65%	$2,311,235	59%
Exchange point services	1,093,846	14%	641,009	16%
Managed and professional services	1,715,418	21%	988,429	25%

Data Center Revenue	$7,914,743	100%	$3,940,673	100%

      The increase in data center revenues was primarily the result of growth in our deployed customer base from 119 customers as of September 30, 2003 to 167 customers as of September 30, 2004. Data center revenues consist of:

•	colocation services, such as leasing of space and provisioning of power;

•	exchange point services, such as peering and cross connects; and

•	managed and professional services, such as network management, network monitoring, procurement and installation of equipment and procurement of connectivity, managed router services, technical support and consulting.

      Our utilization of total net colocation space increased to 14.6% as of September 30, 2004 from 7.8% as of September 30, 2003. Our utilization of total net colocation space represents the percentage of space billed versus total space available for customers. Although the lease for the third floor space in TECOTA commenced in November 2003, for comparative purposes, total space available for customers includes the third floor for both September 30, 2004 and 2003. Cross-connects billed to customers increased to 2,039 as of September 30, 2004 from 839 as of September 30, 2003, respectively.

      We anticipate an increase in revenue from collocation, exchange point and managed services as we add more customers to our network of NAPs, sell additional services to existing customers and introduce new products and services. We have commenced a technology infrastructure build out under government contracts aggregating $14.8 million accounted for under the completed contract method. We anticipate completing this build out on schedule by January 2005.

      Management Fees. Management fees increased $4,000 to $47,000 for the three months ended September 30, 2004 from $43,000 for the three months ended September 30, 2003. The only facility we currently manage is TECOTA, the property in which the NAP of the Americas is located. We collect a monthly management fee from TECOTA equal to the greater of approximately $8,000 or 3% of cash collected by TECOTA. Although in the future, we may manage properties where our centers are located, we anticipate that management fees will not be a significant source of revenue in the foreseeable future.

      Construction Contract Revenue. Construction contract revenue increased $191,000 to $256,000 for the three months ended September 30, 2004 from $65,000 for the three months ended September 30, 2003. As of September 30, 2004, we have one construction contract in process. Due to our opportunistic approach to our construction business, we expect revenues from construction contracts to significantly fluctuate from quarter to quarter. We anticipate focusing our efforts on obtaining construction contracts for projects related to technology infrastructure.

      Data Center Operations Expenses. Data center operations expenses increased $2.5 million to $6.5 million for the three months ended September 30, 2004 from $4.0 million for the three months ended September 30, 2003. Data center operations expenses consist mainly of rent, operations personnel, property taxes, electricity, chilled water, procurement of equipment and connectivity and security services. The increase in total data center operations expenses is mainly due to an increase of approximately $1.1 million in rent, an increase of approximately $807,000 in personnel costs and an increase of approximately $538,000 in costs related to the procurement of connectivity. The increase in rent expense is mainly due to the leasing of an additional 120,000 square feet of space in the third floor of TECOTA, which commenced in November 2003. Our quarterly rent expense was approximately $1.0 million for the third floor of TECOTA. Rent expense is being recorded on the straight-line method based on contractual amounts even though actual payments for the third floor of TECOTA will not commence until April 2005. The increase in personnel costs is mainly due to staff increases. Our staff levels increased to 100 employees as of September 30, 2004 from 64 as of September 30, 2003, which resulted in a $746,000 increase in base payroll and relocation expenses of $82,000. We anticipate that some data center expenses, principally electricity, chilled water, payroll and costs related to managed services, will increase as we provide additional services to existing customers and introduce new products and services.

      In connection with the infrastructure buildout under government contracts aggregating $14.8 million accounted for under the completed contract method, we anticipate an increase in data center operations expenses between approximately $11.1 million and $11.8 million by January 2005.

      Construction Contract Expenses. Construction contract expenses increased $181,000 to $243,000 for the three months ended September 30, 2004 from $62,000 for the three months ended September 30, 2003. This increase is consistent with the increase in construction contracts revenues discussed above. We do not currently anticipate losses on our construction contract.

      General and Administrative Expense. Excluding non-cash stock-based compensation charges of $1.8 million in the quarter ended September 30, 2003, general and administrative expenses increased $0.5 million to $3.5 million for the three months ended September 30, 2004 from $3.0 million for the three months ended September 30, 2003. General and administrative expenses consist primarily of payroll and related expenses, professional service fees, telephone, travel, and other general corporate expenses. This increase was due to an increase of $287,000 in professional fees and an increase of $96,000 in travel expenses. Increase in professional fees is mainly due to additional SEC reporting and Sarbanes-Oxley compliance work. The increase in travel is mainly due to increased travel to our facilities in Madrid and Sao Paolo.

      We recognized a non-cash, stock-based compensation charge of $1.8 million in the three months ended September 30, 2003 in connection with the change in our employment relationship with Brian K. Goodkind, our former Executive Vice President and Chief Operating Officer and strategic advisor to our Chief Executive Officer until June 2004.

      We anticipate an increase in general and administrative expenses as a result of our Sarbanes-Oxley compliance efforts.

      Sales and Marketing Expenses. Sales and marketing expenses increased $339,000 to $1.1 million for the three months ended September 30, 2004 from $761,000 for the three months ended September 30, 2003. The most significant components of sales and marketing are payroll and benefits. The increase in sales and marketing is mainly due to an increase in payroll of $187,000. This increase was the result of an increase in personnel headcount from 19 as of September 30, 2003 to 24 as of September 30, 2004.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased $100,000 to $1.3 million for the three months ended September 30, 2004 from $1.2 million for the three months ended September 30, 2003. The increase was due to additions to property and equipment.

      Change in Fair Value of Derivatives Embedded within Convertible Debt. Our 9% Senior Notes due June 15, 2009 contain embedded derivatives that require separate valuation from the Senior Notes. We recognize these embedded derivatives as a liability in our balance sheet, measure them at their estimated fair value and recognize changes in the estimated fair value of the derivative instruments in earnings. We estimated that the embedded derivatives had an initial estimated fair value of approximately $35,480,000 and a period-end estimated fair value of approximately $32,180,000. The embedded derivatives derive their value primarily based on changes in the price and volatility of our common stock. The closing price of our common stock decreased to $0.64 as of September 30, 2004 from $0.85 per share as of June 30, 2004. As a result, during the three months ended September 30, 2004, we recognized a $10.4 million change in estimated fair value of the embedded derivatives. Over the life of the Senior Notes, given the historical volatility of our common stock, changes in the estimated fair value of the embedded derivatives are expected to have a material effect on our results of operations. The estimated fair value of the embedded derivatives increases as the price of our common stock increases. Please see Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for more information. Furthermore, we have estimated the fair value of these embedded derivatives using a theoretical model based on the historical volatility of our common stock of 80% over the past year. If a market develops for our Senior Notes or we are able to find comparable market data, we may be able to use in the future market data to adjust our historical volatility by other factors such as trading volume and our estimated fair value of these embedded derivatives could be significantly different. Any such adjustment would be made prospectively. During the three months ended September 30, 2003, we did not have any embedded derivatives.

      Interest Expense. Excluding non-cash charges of $1.0 million, interest expense decreased $2.0 million from $4.4 million for the three months ended September 30, 2003 to $3.2 million as of September 30, 2004. This increase was due to the payoff of old debt at interest rates ranging from 10% to 15% and the addition of new debt at an interest rate of 9.0%. Non-cash charges to interest expense mainly result from accretion of the difference between the face value of the Senior Notes and their carrying value and from the amortization of debt issuance costs.

      Net Income (Loss). Net Income (loss) for our reportable segments was as follows:

	For the Three Months Ended
	September 30,

	2004	2003

Data Center Operations	2,849,662	(10,711,549)
Real Estate Services	(35,525)	(95,855)

	2,814,137	(10,807,404)

      Excluding the change in the estimated fair value of the embedded derivatives of approximately $10.4 million, the net loss for the three months ended June 30, 2004 was approximately $7.6 million. The net income (loss) from data center operations is primarily the result of insufficient revenues to cover our operating and interest expenses. We expect to generate net losses until we reach required levels of monthly revenues.

      Although we had a net operating loss for the current period in our real estate activities, we anticipate that these activities will generate sufficient revenues to cover their operating expenses.

Liquidity and Capital Resources

      We privately placed $86.25 million in aggregate principal amount of 9% Senior Convertible Notes due June 15, 2009 to qualified institutional buyers in June 2004. The notes bear interest at a rate of 9% per annum payable semi-annually, beginning December 15, 2004 and the notes are convertible at the option of the holders at $1.25 per share. We utilized the net proceeds of $81.0 million to pay approximately $46.3 million of outstanding loans and convertible debt. The balance of the proceeds will be used for possible acquisitions and for general corporate purposes, including working capital and capital expenditures.

      On May 17, 2004, we provided certain debenture holders with notice of our intent to redeem $25.0 million of our 10% convertible debentures and $2.8 million of our 13.125% convertible debentures, effective May 31, 2004. As of May 31, 2004, all of the holders of our 10% convertible debentures and $2.5 million in principal of our 13.125% convertible debentures opted to convert their debentures into an aggregate of 54,726,427 shares of our common stock. In June 2004, the remaining 13.125% convertible debentures outstanding were redeemed for an aggregate of $259,744 in cash. In addition, in June and July 2004, the remaining holders of our 13% convertible debentures redeemed their debentures for an aggregate of $10.3 million.

      Historically, we have financed our operations and capital requirements primarily through credit facilities, the issuance of debt instruments, the private sale of common and preferred stock and vendor financing, including construction payables and capital lease obligations. As of September 30, 2004, our total indebtedness was approximately $107.8 million.

      From the time of the Amtec merger through September 30, 2004, we incurred net operating losses of approximately $235.5 million. Our cash flows from operations for the six months ended September 30, 2004 and 2003 were negative. Due to the issuance of the 9% Senior Convertible Notes, our working capital increased from a $10.3 million deficit as of March 31, 2004 to a $10.1 million surplus as of September 30, 2004.

      As of September 30, 2004, our principal source of liquidity was our $21.8 million in cash and cash equivalents and the anticipated cash flows under certain government contracts for technology infrastructure build outs. We anticipate that this cash coupled with our anticipated cash flows generated from operations will be sufficient to meet our capital expenditures, working capital, debt service and corporate overhead requirements to meet our currently identified business objectives. Based on customer contracts signed as of September 30, 2004, expected expansions of customers under contract and anticipated future contracts from potential customers in the sales pipeline, we project that our cash flow from operations will be positive by the end of the fiscal year ending March 31, 2005. Our projected revenues and cash flows depend on several factors, many of which are beyond our control, including the rate at which we provide services, the timing of exercise of expansion options by customers under existing contracts, the rate at which new services are sold to the government sector and the commercial sector, the ability to retain the customer base, the willingness and timing of potential customers in outsourcing the housing and management of their technology infrastructure to us, the reliability and cost-effectiveness of our services and our ability to market our services. Although our real estate activities had a net loss of approximately $60,900 for the three months ended September 30, 2004, we anticipate that these activities will generate enough revenues to cover operating expenses. If revenues for real estate activities are below amounts anticipated, cash needs are not expected to exceed $200,000 for the next twelve months.

      Under the terms of the agreement to purchase TECOTA, we have paid a $4.0 million non-refundable deposit. Closing of this transaction is contingent upon us obtaining financing. While we expect to finance the entire acquisition cost through the issuance of additional indebtedness, this debt financing may not be available to us on favorable terms. If we are able to obtain the financing and close on this transaction by December 31, 2004 we will eliminate rent expense but incur additional interest and depreciation expense. Based on current market rates, we estimate no negative impact to cash flows as a result of the TECOTA acquisition.

     Sources and Uses of Cash

      Cash used in operations for the six months ended September 30, 2004 was approximately $9.2 million compared to cash used in operations of $13.8 million for the six months ended September 30, 2003, a decrease of $4.6 million. This decrease was primarily due to a decrease in our net loss.

      Cash used in investing activities for the six months ended September 30, 2004 was $10.5 million compared to cash used in investing activities of $867,000 for the six months ended September 30, 2003, an increase of $9.6 million. This increase is due to purchases of property, plant and equipment of $5.6 million and the acquisition of additional equity interests in NAP Madrid.

      Cash provided by financing activities for the six months ended September 30, 2004 was $37.2 million compared to cash provided by financing activities of $16.7 million for the six months ended September, 2003, an increase of $20.5 million. For the six months ended September 30, 2004, cash provided by financing activities includes net proceeds of $81.0 million from the convertible debt financing, net of debt issuance costs of $5.2 million, partially offset by $47.0 million in payments for loans and convertible debt. For the six months ended September 30, 2003, cash provided by financing activities included $20.3 million of new borrowings, partially offset by $3.2 million in payments of debt.

      Senior Notes. In June 2004, we privately placed $86.25 million in aggregate principal amount of Senior Notes due June 15, 2009, to qualified institutional buyers. The Senior Notes bear interest at a rate of 9% per annum, payable semi-annually, beginning December 15, 2004 and are convertible at the option of the holders, at $1.25 per share. We utilized the net proceeds of $81.0 million of the offering, net of debt issue costs of $5.2 million, to pay approximately $46.3 million of outstanding loans and convertible debt. The remaining proceeds will be used for possible acquisitions and for general corporate purposes, including working capital and capital expenditures. A conversion option, including an early conversion incentive, an equity participation feature, and upon registration of the Senior Notes, a make whole premium due upon a change in control, embedded in the Senior Notes were determined to be derivative instruments to be considered separately from the debt and accounted for separately. As a result of the bifurcation of the embedded derivatives from the Senior Notes, the estimated fair value of the Senior Notes at issuance was approximately $50.9 million. We are accreting the difference between the face value of the Senior Notes ($86.25 million) and the carrying value to interest expense over the life of the issuance. As of September 30, 2004, the carrying value of the Senior Notes was approximately $52 million.

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

Guarantees and Commitments

      The Technology Center of the Americas, LLC, an entity in which we have a 0.84% membership interest, owns the building that leases the space to us for the NAP of the Americas under a 20 year lease. The construction of TECOTA was funded with $48.0 million in equity and $35.4 million in construction financing from a consortium of banks. We guaranteed this construction financing during development and construction of TECOTA. After TECOTA was built, some of the banks released us from their portion of the guarantee, the result of which was to reduce our guarantee to $5.5 million. As of September 30, 2004, the TECOTA debt outstanding under the construction loan was approximately $35 million and is due in November 2005. We do not expect to fund any amounts under our guarantee. In July 2004, we entered into an agreement under which we assumed the obligation to purchase the other equity interests in the entity that owns the building where the NAP of the Americas is housed. See “Recent Events” above.

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

      The following table represents the minimum future operating and capital lease payments for these commitments, as well as the combined aggregate maturities for the following obligations for each of the twelve months ended September 30:

	Capital
	Lease	Operating	Convertible	Notes
	Obligations	Leases	Debt	Payable	Total

2005	1,551,592	5,318,453	250,000	3,708,705	10,828,750
2006	58,624	6,933,609	—	—	6,992,233
2007	21,495	7,765,489	—	—	7,786,984
2008	2,165	7,735,895	—	—	7,738,060
2009	—	7,896,155	86,257,312	—	94,153,467
Thereafter	—	162,735,992	—	—	162,735,992

	1,633,876	198,385,593	86,507,312	3,708,705	290,235,486

New Accounting Pronouncements

      In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. In November 2003, the FASB issued FASB Staff Position No. 150-3 which deferred the measurement provisions of SFAS No. 150 indefinitely for certain mandatory redeemable non-controlling interests that were issued before November 5, 2003. The FASB plans to reconsider implementation issues and, perhaps, classification or measurement guidance for those non-controlling interests during the deferral period. In 2003, we applied certain disclosure requirements of SFAS No. 150. To date, the impact of the effective provisions of SFAS No. 150 have been the presentation of Series H redeemable preferred stock as a liability. While the effective date of certain elements of SFAS No. 150 has been deferred, the adoption of SFAS No. 150 when finalized is not expected to have a material impact on our financial position, results of operations or cash flows.

      In March 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that address the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that we currently use and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in the consolidated statement of operations. The effective date of the proposed standard is for periods beginning after June 15, 2005. It is expected that the final standard will be issued before December 31, 2004 and should it be finalized in its current form, it may have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of stock option grants and stock purchases under employee stock option plans.

      In April 2004, the Emerging Issues Task Force of the FASB approved EITF Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share”, and requires the use of the two-class method for participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock)

subject to the provisions of Accounting Principles Board Opinion No. 25 and SFAS No. 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF Issue 03-6 did not have a material impact on our financial position or results of operations for the three months ended September 30, 2004.

      Our Senior Notes contain contingent interest provisions which allow the holders of the Senior Notes to participate in any dividends declared on our common stock. Accordingly, our Senior Notes are considered participating securities under EITF Issue 03-6. As a result of the number of shares of our stock currently outstanding, the Senior Notes and their treatment under EITF Issue 03-6 may have a dilutive effect only when we have net income of $0.01 per common share or more.

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

We derive a significant portion of our revenues from a few clients; accordingly, a reduction in our clients’ demand for our services or the loss of clients would likely impair our financial performance.

      In the three months ended September 30, 2004, we derived approximately 22% and 17% of our data center revenues from two customers. Because we derive a large percentage of our revenues from a few major customers, our revenues could significantly decline if we lose one or more of these customers or if the amounts of business we obtain from them is reduced.

We have significant debt service obligations which will require the use of a substantial portion of our available cash.

      As of September 30, 2004, our total liabilities were approximately $105.9 million, which includes our 9% Senior Notes due June 15, 2009 with a face value of $86.25 million. Obligations guaranteed by us were $10.1 million and our total stockholders’ deficit was $1.0 million.

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

The restatement of our financial statements for the quarter ended June 30, 2004 could cause a loss of confidence in our financial reporting, which would harm our business and the trading price of our stock

      Our inability to support our original valuation for the derivatives embedded within our 9% Senior Convertible Notes led to the restatement of our financial statements for the quarter ended June 30, 2004. Our valuation, as originally reported, incorrectly used a volatility of approximately 17% as an input in estimating the fair value of the embedded derivatives. A third party valuation subsequently concluded that because the Senior Notes are not actively traded and we are not able to find other comparable market data, we do not have sufficient quantitative and qualitative market data to support the volatility assumption used in our initial valuation. Therefore, until an active market develops for our Senior Notes or we are able to find comparable market data, we must use a theoretical model to estimate the value of the embedded derivatives based on the historical volatility of approximately 80% over the past year. As a result of this restatement, current and potential shareholders could lose confidence in our financial reporting.

Under new regulations required by the Sarbanes-Oxley Act of 2002, an adverse opinion on internal controls could be issued by our auditor, and this could have a negative impact on our stock price.

      Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of our internal control structure and procedures for financial reporting. Our auditors are required to audit both the design and operating effectiveness of our internal controls and management’s assessment of the design and the effectiveness of its internal controls. Although no known material weaknesses exist at this time, this will be the first year that we have undergone an audit of internal controls and procedures, and it is possible that material weaknesses could be found. If we are unable to remediate the weakness, the auditors could be required to issue an adverse opinion on our internal controls.

      Because opinions on internal controls have not been required in the past, it is uncertain what impact an adverse opinion would have on our stock price.

If the price of our shares remains low or our financial condition deteriorates, we may be delisted by the American Stock Exchange

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

Brazilian political and economic conditions may have an adverse impact on our operations

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

      The estimated fair value of the derivatives embedded within our Senior Notes creates a market risk exposure resulting from changes in the price of our common stock. These embedded derivatives derive their value primarily based on the price and volatility of the Company’s common stock; however, we do not expect significant changes in the near term in the one-year historical volatility of our common stock used to calculate the estimated fair value of the embedded derivatives. The table below provides information about the estimated fair value of the derivatives embedded within our Senior Notes and the effect that changes in the price of our common stock are expected to have on the estimated fair value of the embedded derivatives:

Price Per Share	Estimated Fair Value
of Common Stock	of Embedded Derivatives

$0.44	$13,662,000
$0.64	$21,804,000
$0.84	$29,937,000
$1.04	$37,717,000
$1.24	$44,841,000

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

      The adjustments to our financial statements involved the identification and resulting accounting for embedded derivatives in our 9% Senior Convertible Notes, and the recording of certain warrants issued in connection with our underwriting agreement for such notes. The adjustments were made prior to the public release of our Form 10-Q for the quarter ended June 30, 2004, and do not affect previously announced results. Subsequently, we made certain further adjustments to our calculations of the value of those embedded derivatives which necessitated the filing of an amendment to the Form 10-Q for the quarter ended June 30, 2004. Management believes that the failure of our internal controls to identify these adjustments indicates the existence of certain material weaknesses in our system of internal controls which are in part due to limited resources in the finance organization.

      As a result of the material weaknesses above, we concluded that our internal controls and procedures were ineffective as of September 30, 2004. We are in the process of implementing changes to respond to this matter on an immediate and a longer-term basis. The immediate responsive actions being taken include active recruiting to increase staffing levels in certain areas of the finance organization, the implementation of specific additional procedures for the issuance and recording of securities and the retention of a third party valuation expert to assist management in estimating the fair value of derivatives. Our longer term plan includes the implementation of new policies and procedures for gathering, analyzing and consolidating financial and legal documents, and the implementation of a document management system and software. In addition, we have been engaged in an ongoing process of identifying, documenting and testing our internal controls in anticipation of our required compliance with Section 404 of the Sarbanes-Oxley Act at the end of fiscal 2005. Changes have been made and will be made to our internal controls as a result of these efforts.

      Other than as described above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

      On September 24, 2004, we entered into an agreement with Manuel D. Medina, our Chairman, President and Chief Executive Officer, regarding Mr. Medina’s repayment of an outstanding note in the principal amount of $5,000,000 owed by Mr. Medina to us which matured on September 30, 2004. Per the terms of the agreement, Mr. Medina agreed to sell and transfer to us, on or prior to the note’s maturity date, 7,737,351 shares of our common stock at $0.65 per share and to apply such purchase price to the repayment of the outstanding principal and interest due on the Note. The terms of the agreement were approved by our Board of Directors at a meeting held on September 28, 2004. On September 29, 2004, Mr. Medina completed the transfer of the shares to us.

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
				Value of Shares
			Total Number of	that May Yet Be
			Shares Purchased as	Purchased Under
	Total Number of		Part of the	the
	Shares	Average Price Paid	Repurchased	Repurchase Program
Period	purchased	Per Share	Program	(in thousands)

July 1, 2004 to July 31, 2004	0	$0	0	$0

August 1, 2004 to August 31, 2004	0	$0	0	$0

September 1, 2004 to September 30, 2004	7,737,351	$0.65	0	$0

Total	7,737,351		0

Item 4.	Submission of Matters to a Vote of Security Holders.

      We held our 2004 Annual Meeting of Stockholders on October 8, 2004. The holders of 367,498,385 shares of stock were entitled to vote at the meeting.

      At our 2004 Annual Meeting of Stockholders, our stockholders met to consider and vote upon the following three proposals: (1) a proposal to elect the directors of our company to hold office for a one year term or until their successors are elected and qualified; (2) a proposal to approve the amendment to our Amended and Restated Certificate of Incorporation to increase the number of shares of authorized common stock; and (3) a proposal to approve the amendment to our 2000 Stock Option Plan to increase the number of shares of common stock covered by the plan.

      Proposal 1: The following eleven individuals were elected as Directors of our company to hold office until their successors are elected and qualified.

	FOR	WITHHELD

Manny D. Medina	285,449,390	1,993,959
Guillermo Amore	285,333,231	2,110,118
Timothy Elwes	286,351,296	1,092,053
Antonio S. Fernandez	286,070,474	1,372,876
Fernando Fernandez-Tapias	286,342,462	1,100,888
Jose Maria Figueres-Olsen	286,340,962	1,102,388
Arthur L. Money	285,062,736	2,380,613
Marvin S. Rosen	285,901,517	1,541,832
Miguel J. Rosenfeld	285,525,822	1,917,528
Rodolfo A. Ruiz	286,332,353	1,110,996
Joseph R. Wright, Jr.	285,227,215	2,216,134

      Proposal 2: The proposal to approve the amendment to our Amended and Restated Certificate of Incorporation to increase the number of shares of authorized common stock from 500,000,000 to 600,000,000 was approved as follows:

FOR	AGAINST	VOTES TO ABSTAIN

284,369,177	3,022,673	51,499

      Proposal 3: The proposal to approve the amendment to our 2000 Stock Option Plan to increase the number of shares of common stock covered by the plan from 10,000,000 to 15,000,000 was approved as follows:

FOR	AGAINST	VOTES TO ABSTAIN

201,685,502	3,667,761	382,099

Item 5.	Other Events.

      Effective October 18, 2004, Fern S. Watts was appointed as our Chief Legal Officer.

      On November 3, 2004, Jose Maria Figueres-Olsen resigned as a member of our board of directors.

Item 6.	Exhibits.

      The following exhibits, which are furnished with this Quarterly Report or incorporated herein by reference, are filed as part of this Quarterly Report.

Exhibit
Number	Exhibit Description

10.1	Employment agreement dated October 18, 2004 between Terremark Worldwide Inc. and Fern Watts.
10.2	Fourth Amendment to Membership Interest Purchase Agreement dated as of October 21, 2004 among Terremark Worldwide, Inc., LA Ref II, Telecom Miami, LLC, LA Ref III, LA Parallel II, Telecom Miami, LLC, LA Parallel III Telecom Miami LLC
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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