Form 10-Q
period 2004-12-31
TERREMARK WORLDWIDE INC
filed 2005-02-09
CIK 912890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-22520

Terremark Worldwide, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-0873124
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.     Yes ☑          No ☐

      The registrant had 354,455,181 shares of common stock, $0.001 par value, outstanding as of January 31, 2005.

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2004	2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,814,894	$4,378,614
Restricted cash	11,637,692	—
Accounts receivable, net of allowance for doubtful accounts of $200,000 at December and March	3,333,795	3,214,101
Current portion of capital lease receivable	1,577,760	—
Note receivable	—	2,285,000
Contracts receivable	40,014	363,043
Prepaid and other current assets ($470,967 and $499,009 due from related parties)	716,462	1,115,230
Deferred costs under government contracts	1,766,398	—

Total current assets	34,887,015	11,355,988
Investment in unconsolidated entities, net	—	725,319
Restricted cash	5,621,020	789,476
Property and equipment, net	121,800,043	53,897,716
Debt issuance costs	9,699,508	488,971
Other assets	1,959,105	175,363
Capital lease receivable, net of current portion	4,615,431	—
Goodwill	9,999,870	9,999,870

Total assets	$188,581,992	$77,432,703

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Note payable to a former owner of TECOTA	$7,244,489	$—
Current portion of mortgage payable	680,303	—
Current portion of notes payable ($4,325,010 due to related parties at March 31)	4,644,600	9,194,145
Construction payables	2,134,713	1,363,554
Accounts payable and accrued expenses	16,075,937	7,067,319
Current portion of capital lease obligations	1,051,239	1,799,726
Interest payable	512,328	1,952,978
Current portion of unearned interest	533,135	—
Convertible debt	—	250,000

Total current liabilities	32,876,744	21,627,722
Mortgage payable	46,119,108	—
Convertible debt	53,017,846	36,895,239
Derivatives embedded within convertible debt, at estimated fair value	21,139,875	—
Notes payable, less current portion (includes $31,191,967 due to related parties at March 31)	23,417,655	31,311,894
Deferred rent	1,751,194	6,938,454
Unearned interest under capital lease receivables	781,859	—
Capital lease obligations, less current portion	137,360	105,886
Deferred revenue	2,640,424	2,686,396
Series H redeemable convertible preferred stock: $.001 par value, 294 shares issued and outstanding, at liquidation value	609,208	586,718

Total liabilities	182,491,273	100,152,309

Minority interest	76,614	—

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Series G convertible preferred stock: $.001 par value, 20 shares issued and outstanding (liquidation value of approximately $2.9 million)	1	1
Series I convertible preferred stock: $.001 par value, 390 shares issued and outstanding (liquidation value of approximately $10.3 million and $10.0 million)	1	1
Common stock: $.001 par value, 600,000,000 shares authorized; 363,107,197 and 311,227,482 shares issued	363,107	311,227
Common stock warrants	13,715,949	3,642,006
Common stock options	1,545,375	1,545,375
Additional paid-in capital	238,020,476	213,596,501
Accumulated deficit	(239,865,271)	(236,814,717)
Accumulated other comprehensive loss	(544,896)	—
Treasury stock: 8,652,016 shares	(7,220,637)	—
Note receivable — related party	—	(5,000,000)

Total stockholders’ equity (deficit)	6,014,105	(22,719,606)

Total liabilities and stockholders’ equity (deficit)	$188,581,992	$77,432,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended		For the Three Months Ended
	December 31,		December 31,

	2004	2003	2004	2003

	(Unaudited)		(Unaudited)
Revenues
Data center — services	$23,951,730	$11,834,820	$8,925,815	$4,591,996
Data center — technology infrastructure build-out	9,393,896	—	9,393,896	—
Development, commission and construction fees	—	41,081	—	—
Management fees	144,827	150,800	53,905	43,730
Construction contracts	1,184,700	328,336	187,914	229,364

Operating revenues	34,675,153	12,355,037	18,561,530	4,865,090

Expenses
Data center operations — services, excluding depreciation (includes $5,818,784 and $3,072,161 (nine months) and $1,939,595 and $1,293,063 (three months) in rent expense with a related party	20,176,588	11,170,512	7,975,918	4,664,026
Data center operations — technology infrastructure build-out	7,406,149	—	7,406,149	—
Construction contract expenses, excluding depreciation	1,128,751	337,613	179,938	228,957
General and administrative	10,451,253	10,325,328	3,471,807	2,855,910
Sales and marketing	3,403,263	2,348,849	1,370,144	815,539
Depreciation and amortization	3,900,392	3,570,569	1,327,338	1,218,886

Operating expenses	46,466,396	27,752,871	21,731,294	9,783,318

Loss from operations	(11,791,243)	(15,397,834)	(3,169,764)	(4,918,228)

Other income (expenses)
Change in estimated fair value of derivatives embedded within convertible debt	14,343,375	—	664,125	—
Gain on debt restructuring and extinguishment, net	3,420,956	8,475,000	—	—
Interest expense (includes $670,649 and $1,475,218 (nine months) and $13,113 and $593,268 (three months) with a related party)	(9,387,826)	(10,498,899)	(2,954,678)	(4,273,353)
Interest income	331,387	100,615	135,144	44,886
Other, net	32,797	291,789	37,056	(5,043)

Total other income (expenses)	8,740,689	(1,631,495)	(2,118,353)	(4,233,510)

Loss before income taxes	(3,050,554)	(17,029,329)	(5,288,117)	(9,151,738)
Income taxes	—	—	—	—

Net loss	(3,050,554)	(17,029,329)	(5,288,117)	(9,151,738)
Preferred dividend	(721,821)	(120,000)	(235,000)	(40,000)

Net loss attributable to common shareholders	$(3,772,375)	$(17,149,329)	$(5,523,117)	$(9,191,738)

Basic and diluted net loss per common share	$(0.01)	$(0.06)	$(0.02)	$(0.03)

Weighted average common shares outstanding	341,172,347	303,030,798	351,351,808	308,875,973

The accompanying notes are an integral part of these condensed consolidated financial statements

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES

IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Stockholders’ Equity (Deficit) (Unaudited)

	Common Stock
	Par Value
	$.001						Accumu-		Note
			Common	Common	Additional	Accumu-	lated Other		Receivable
	Issued		Stock	Stock	Paid-In	lated	Compre-	Treasury	Related
	Shares	Amount	Warrants	Options	Capital	Deficit	hensive Loss	Stock	Party

Balance at March 31, 2004	311,227,482	$311,227	$3,642,006	$1,545,375	$213,596,501	$(236,814,717)	$—	$—	$(5,000,000)
Issuance of shares	3,060,444	3,060	—	—	1,996,940	—	—	—	—
Conversion of debt	55,249,274	55,249	—	—	27,980,775	—	—	—	—
Conversion of preferred stock	333,340	333	—	—	(333)	—	—	—	—
Exercise of stock options	336,667	337	—	—	122,423	—	—	—	—
Warrants issued	—	—	10,335,583	—	—	—	—	—	—
Exercise of warrants	351,622	352	(261,640)	—	263,288	—	—	—	—
Preferred stock issuance costs	—	—	—	—	(587,860)	—	—	—	—
Accrued dividends on preferred stock	—	—	—	—	(601,820)	—	—	—	—
Preferred stock dividend in lieu of cash	328,381	328	—	—	194,730	—	—	—	—
Stock tendered in payment of loan and retired	(7,737,351)	(7,737)	—	—	(4,944,167)	—	—	—	5,000,000
Retirement of treasury shares	(42,662)	(43)	—	—	0	—	—	—	—
Net assets acquired from NAP Madrid	—	—	—	—	0	—	—	(7,220,637)	—
Foreign currency translation adjustment	—	—	—	—	—	—	(544,896)	—	—
Net loss	—	—	—	—	—	(3,050,554)	—	—	—

Balance at December 31, 2004	363,107,197	$363,107	$13,715,949	$1,545,375	$238,020,476	$(239,865,271)	$(544,896)	$(7,220,637)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	December 31,

	2004	2003

	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,050,554)	$(17,029,329)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of long-lived assets	3,900,392	3,570,569
Change in estimated fair value of embedded derivatives	(14,343,375)	—
Accretion on convertible debt	2,243,784	—
Amortization of beneficial conversion feature on issuance of convertible debentures	904,761	5,880,953
Amortization of debt issuance costs	499,798	110,002
Gain on debt restructuring and extinguishment	(3,626,956)	(8,475,000)
Other, net	(50,319)	—
Stock-based compensation	—	1,905,576
Warrants issued for services	172,650	—
(Increase) decrease in:
Accounts receivable, net	(119,694)	(619,474)
Contracts receivable	323,029	(77,013)
Capital lease receivable, net of unearned interest	(4,878,197)	—
Other assets	(1,539,805)	(156,953)
Deferred costs under government contracts	(1,766,398)	—
Increase (decrease) in:
Accounts payable and accrued expenses	5,012,666	(2,520,317)
Interest payable	(1,167,126)	(1,773,871)
Deferred revenue	(45,972)	4,126,470
Net assets/liabilities of discontinued operations	—	(752,620)
Construction payables	(92,344)	—
Deferred rent	4,136,765	2,938,929

Net cash used in operating activities	(13,486,895)	(12,872,078)

Cash flows from investing activities:
Capital improvement cash reserve	(4,000,000)	(20,571)
Purchases of property and equipment	(6,807,074)	(1,818,632)
Investment in unconsolidated entities	—	3,878
Acquisition of a majority interest in NAP Madrid	(2,537,627)	—
Acquisition of TECOTA, net of cash acquired	(73,936,374)	—
Proceeds from notes receivable-related party	50,000	—

Net cash used in investing activities	(87,231,075)	(1,835,325)

Cash flows from financing activities:
Increase in restricted cash	(5,224,747)	—
Proceeds from mortgage loan	46,799,411	—
Issuance of senior secured notes	23,417,655	—
Increase in construction payables	863,503	591,283
Payments on loans	(36,490,245)	(2,629,358)
Issuance of convertible debt	86,257,312	19,550,000
Payments on convertible debt	(10,131,800)	(1,407,000)
Debt issuance costs	(6,007,370)	—
Proceeds from issuance of common stock	2,000,016	—
Proceeds from sale of preferred stock	2,131,800	—
Preferred stock issuance costs	(587,860)	—
Other borrowings	935,895	750,000
Payments under capital lease obligations	(717,013)	(532,258)
Issuance of warrants	8,782,933	—
Proceeds from exercise of stock options and warrants	124,760	15,837

Net cash provided by financing activities	112,154,250	16,338,504

Net increase in cash and cash equivalents	11,436,280	1,631,101
Cash and cash equivalents at beginning of period	4,378,614	1,408,190

Cash and cash equivalents at end of period	$15,814,894	$3,039,291

The accompanying notes are an integral part of these condensed consolidated financial statements

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Organization

      Terremark Worldwide, Inc. (together with its subsidiaries, the “Company” or “Terremark”) operates Internet exchange points from which it provides colocation, interconnection and managed services to government entities, carriers, Internet service providers, network service providers and enterprises. The Company’s Internet exchange point facilities, or IXs, are located at strategic locations in Miami, Florida; Santa Clara, California; Madrid, Spain and Sao Paulo, Brazil. Those facilities serve as locations where networks meet to interconnect and exchange Internet traffic, including data, voice, audio and video traffic. The Company’s primary facility, the NAP of the Americas, in Miami, Florida was designed and built to disaster-resistant standards with maximum security to house mission-critical systems infrastructure.

2.	Acquisitions

NAP Madrid

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

      In May 2004, the Company purchased the 20% interest in NAP Madrid owned by Telvent Sistemas y Redes S.A. for approximately $550,000. In June 2004, the Company purchased the 20% interest in this entity owned by Red Electrica Telecomunicaciones, S.A. for approximately $634,000. In July 2004, the Company purchased the 30% interest in NAP Madrid owned by CTC and IMADE for approximately $1.4 million. As a result of these transactions, the Company owns an 80% equity interest in NAP Madrid. The Company’s accounts as of December 31, 2004 include the assets and liabilities of NAP Madrid, as well as the 20% minority interest. The assets of NAP Madrid primarily consist of 8.7 million shares of Terremark’s common stock, which are accounted for as treasury stock at cost. The liabilities of NAP Madrid consist primarily of a bank loan with a balance of 3.4 million Euros ($4.6 million at the December 31, 2004 exchange rate). The results of operations of NAP Madrid from July 1, 2004 have been included in the accompanying condensed consolidated statement of operations.

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

TECOTA

      From February 23, 2001 until December 31, 2004, the Company owned a 0.84% interest in Technology Center of the Americas, LLC (“TECOTA”), the entity that owns the building in which the NAP of the Americas is housed (“TECOTA building”). In July 2004, the Company entered into an agreement under which it assumed the obligation to purchase the other outstanding equity interests in TECOTA. On December 31, 2004, the Company completed the purchase of those other outstanding equity interests such that TECOTA became a wholly-owned subsidiary. In connection with this purchase, the Company paid approximately $40.0 million for the equity interests and repaid an approximately $35.0 million mortgage to which the TECOTA building was subject. The Company allocated the purchase price based upon the fair value of assets acquired and liabilities assumed. The following is an allocation of the purchase price and a reconciliation of payments made:

Assets
Current assets	$1,957,000
Land and building	64,973,000

Liabilities
Accounts payable	(462,000)

Fair value of net assets acquired	66,468,000

Adjustments:
Write off of Terremark’s deferred rent liability to TECOTA	9,324,000

Previous Terremark’s partnership interest in TECOTA under cost method	(392,000)

Repayment of old mortgage	(35,736,000)

Due to former TECOTA partners	39,664,000
Cash paid at December 31, 2004 closing	(32,420,000)

Note payable due to a former TECOTA partner	$7,244,000

      At the closing of the purchase, the Company paid the former TECOTA partners $32,420,000 in cash and issued to one of the former TECOTA partners a non-interest bearing note in the principal amount of $7,244,000 due on January 3, 2005 in payment of the purchase price for the equity interests. The non-interest bearing note was paid in full on January 3, 2005 from funds included in restricted cash balance as of December 31, 2004.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following unaudited pro forma financial information has been presented as if the acquisition of TECOTA had occurred as of the beginning of fiscal 2004:

Revenues	$38,400,000

Net loss	$(5,867,000)

Basic and diluted net loss per common share	$(0.02)

      The Company financed the purchase of the equity interests and repayment of the mortgage from two sources. The Company obtained a $49.0 million first mortgage loan from CitiGroup Global Markets Realty Corp. Simultaneously, it issued Senior Secured Notes in an aggregate principal amount equal to $30.0 million due March 2009 (the “Senior Secured Notes”) and sold 3,060,444 shares of common stock valued at $2.0 million to Falcon Mezzanine Partners, LP and its co-investment partners, Stichting Pensioenfonds Voor De Gezond-Heid Geestelijke En Maatschappelijke Belangen and Stichting Pensioenfonds ABP, two funds affiliated with AlpInvest Partners (“the Falcon investors”).

3.	Summary of Significant Accounting Policies

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for complete annual financial statements.

      The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the interim periods presented. Operating results for the quarter ended December 31, 2004 may not be indicative of the results that may be expected for the year ending March 31, 2005. Amounts as of March 31, 2004 included in the condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended March 31, 2004. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated.

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

Derivatives

      The Company does not hold or issue derivative instruments for trading purposes. However, the Company’s 9% Senior Convertible Notes due June 15, 2009 (the “Senior Convertible Notes”) contain embedded derivatives that require separate valuation from the Senior Convertible Notes. The Company recognizes these derivatives as liabilities in its balance sheet and measures them at their estimated fair value, and recognizes changes in their estimated fair value in earnings in the period of change.

      The Company, with the assistance of a third party, estimates the fair value of its embedded derivatives using available market information and appropriate valuation methodologies. These embedded derivatives derive their value primarily based on changes in the price and volatility of the Company’s

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock. Over the life of the Senior Convertible Notes, given the historical volatility of the Company’s common stock, changes in the estimated fair value of the embedded derivatives are expected to have a material effect on our results of operations. Furthermore, the Company has estimated the fair value of these embedded derivatives using a theoretical model based on the historical volatility of its common stock over the past year. If an active trading market develops for the Senior Convertible Notes or the Company is able to find comparable market data, it may in the future be able to use actual market data to adjust the estimated fair value of these embedded derivatives. Such adjustment could be significant and would be accounted for prospectively.

      Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company may eventually pay to settle these embedded derivatives.

      On December 31, 2004, the Company paid $100,000 to enter into a rate cap protection agreement, a derivative hedge against increases in interest rates. The agreement locked certain LIBOR rates on the $49 million mortgage payable for the four-year period for which the rate cap protection is in effect.

      The Company has designated this interest rate cap agreement as a cash flow hedge. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive loss, a separate component of stockholders’ equity (deficit), and reclassified into earnings in the period during which the hedge transaction affects earnings. Management will assess, at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows of the hedged transaction. Any change in fair value resulting from ineffectiveness will be recognized in current period endings.

Installation and other outsourcing services under customer contracts

      From time to time, the Company enters into outright sales or sales-type lease contracts for technology infrastructure build-outs that include procurement, installation and configuration of specialized equipment. Due to the typically short-term nature of these types of services, the Company records revenues under the completed contract method, whereby costs and related revenues are deferred in the balance sheet until services are delivered and accepted by the customer. Contract costs deferred are costs incurred for assets, such as costs for the purchase of materials and production equipment, under fixed price contracts. For these types of services, labor and other general and administrative costs are not significant and are included as period charges.

      Pursuant to an outright sale contract, all rights and title to the equipment and infrastructure are transferred to the customer. In connection with an outright sale, the Company recognizes the sale amount as revenue and the cost basis of the equipment and infrastructure is charged to cost of infrastructure build-out.

      Lease contracts qualifying for capital lease treatment are accounted for as sales-type leases. For sales-type lease transactions, the Company recognizes as revenue the net present value of the future minimum lease payments. The cost basis of the equipment and infrastructure is charged to cost of infrastructure build-outs. During the life of the lease, the Company recognizes as other income in each respective period, that portion of each periodic lease payment deemed to be attributable to interest income. The balance of each periodic lease payment, representing principal repayment, is recognized as a reduction to capital lease receivable.

Significant concentrations

      The Company’s two largest customers accounted for approximately 43% and 15%, respectively, of data center revenues for the nine months ended December 31, 2004. One customer accounted for approximately

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11% of data center revenues for the nine months ended December 31, 2003. One customer accounted for approximately 64% of data center revenues for the three months ended December 31, 2004. One customer accounted for approximately 19% of data center revenues for the three months ended December 31, 2003.

Reclassifications

      Certain reclassifications have been made to the prior periods’ financial statements to conform to the current presentation.

Stock-based compensation

      The Company uses the intrinsic value method to account for its employee stock-based compensation plans. Under this method, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s shares and the option’s exercise price. The Company accounts for stock based compensation to non-employees using the fair value method.

      The following table presents what the net loss and net loss per share would have been had the Company accounted for employee stock based compensation using the fair value method:

	For the Nine Months Ended		For the Three Months Ended
	December 31,		December 31,

	2004	2003	2004	2003

Net loss attributable to common shareholders as reported	$(3,772,375)	$(17,149,329)	$(5,523,117)	$(9,191,738)
Stock-based compensation expense if the fair value method had been adopted	(927,293)	(3,324,013)	(310,684)	(350,317)

Pro forma net loss attributable to common shareholders	$(4,699,668)	$(20,473,342)	$(5,833,801)	$(9,542,055)

Loss per common share — as reported	$(0.01)	$(0.06)	$(0.02)	$(0.03)

Loss per common share — pro forma	$(0.01)	$(0.07)	$(0.02)	$(0.03)

      Fair value calculations for employee grants were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003

Risk free rate	2.14% - 3.50%	2.14% - 2.90%
Volatility (three year historical)	89 - 150%	155%
Expected life	5 years	5 years
Expected dividends	0%	0%

Minority interest

      Minority interest is the portion of NAP Madrid that is not owned by the Company and represents the minority shareholder in the book value of NAP Madrid’s net assets.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loss per share

      Basic EPS is calculated as income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. If the effect is dilutive, participating securities that are convertible into common stock are included in the computation of basic EPS. Diluted EPS is calculated using the “if converted” method for common stock equivalents.

      The Company’s 9% Senior Convertible Notes (the “Senior Convertible Notes”) contain contingent interest provisions which allow the holders of the Senior Convertible Notes to participate in any dividends declared on the Company’s common stock. Further, the Company’s Series H and I preferred stock contain participation rights which entitle the holders to receive dividends in the event the Company declares dividends on its common stock. Accordingly, the Senior Convertible Notes and the Series H and I preferred stock are considered participating securities. As a result of the number of shares of the Company’s common stock currently outstanding, these participating securities have not had a significant impact on the calculation of earnings per share. Furthermore, these participating securities can only impact the calculation of earnings per share in periods when the Company presents net income.

Comprehensive loss

      Comprehensive loss consists of net loss and foreign currency translation adjustments, and is presented in the accompanying consolidated statement of stockholders’ equity (deficit).

Recent accounting standards

      In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. In November 2003, the FASB issued FASB Staff Position No. 150-3 which deferred the measurement provisions of SFAS No. 150 indefinitely for certain mandatory redeemable non-controlling interests that were issued before November 5, 2003. The FASB plans to reconsider implementation issues and, perhaps, classification or measurement guidance for those non-controlling interests during the deferral period. In 2003, the Company applied certain disclosure requirements of SFAS No. 150. To date, the impact of the effective provisions of SFAS No. 150 has been the presentation of the Series H redeemable preferred stock as a liability. While the effective date of certain elements of SFAS No. 150 has been deferred, the adoption of SFAS 150 when finalized is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

      In April 2004, the Emerging Issues Task Force (“EITF”) of the FASB approved EITF Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share”, and requires the use of the two-class method for participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock based compensation (unvested options and restricted stock) subject to the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and SFAS No. 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF Issue 03-6 did not have a material impact on the Company’s financial position or results of operations for the nine months ended December 31, 2004.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In December 2004, the FASB issued SFAS No. 123(Revised), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) will be effective for quarterly periods beginning after June 15, 2005, which is the Company’s second quarter ending September 30, 2005. Management has not yet determined the impact that SFAS 123(R) will have on its financial position and results of operations.

4.	Restricted Cash

      Restricted cash consists of:

	December 31,	March 31,
	2004	2004

Reserve to repay notes payable to a former owner of TECOTA	$7,244,489	$—
Capital improvement reserve	4,000,000	—
Reserve to pay closing costs	2,711,803	—
Security deposits under bank loan agreement	1,681,400	—
Security deposits under operating leases	1,437,531	789,476
Escrow deposits under mortgage loan agreement	183,489	—

	17,258,712	789,476
Less: current portion	(11,637,692)	(—)

	$5,621,020	$789,476

5.	Deferred Costs Under Government Contract

      As of December 31, 2004, deferred costs consist mainly of specialized equipment which has not yet been installed as part of a technology infrastructure build-out under a government contract.

6.	Mortgage Payable

      In connection with the purchase of TECOTA, the Company obtained a $49.0 million loan from CitiGroup Global Markets Realty Corp. This loan is secured by a first mortgage on the TECOTA building and a security interest in all then existing building improvements that we have made to the building, certain of our deposit accounts and any cash flows generated from customers by virtue of their activity at the TECOTA building. The loan bears interest at a rate per annum equal to the greater of (a) 6.75% and (b) LIBOR plus 4.75% and matures in February 2009. This mortgage loan includes numerous covenants imposing significant financial and operating restrictions on Terremark’s business (see note 11).

      In connection with this financing, the Company issued to Citigroup Global Markets Realty Corp., for no additional consideration, warrants to purchase an aggregate of 5 million shares of the Company’s common stock. Those warrants expire on December 31, 2011 and are divided into four equal tranches that differ only in respect of the applicable exercise prices, which are $0.68, $0.74, $0.81 and $0.87, respectively. The warrants were valued by a third party expert at approximately $2,200,000, which was recorded as a discount to the debt principal. Proceeds from the issuance of the mortgage note payable and the warrants were allocated based on their relative fair values. The costs related to the issuance of the mortgage loan were capitalized and amounted to approximately $1,570,000. The discount to the debt principal and the debt issuance costs will be amortized to interest expense using the effective interest rate

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method over the term of the mortgage loan. The Company has granted to Citigroup registration rights in connection with the warrants and the shares of its common stock into which these warrants are exercisable, including the right to have these warrants and shares registered by June 29, 2005.

7.	Convertible Debt

      Convertible debt consists of:

	December 31,	March 31,
	2004	2004

Senior Convertible Notes, with a face value of $86.25 million, due June 15, 2009, and convertible into shares of the Company’s common stock at $1.25 per share. Interest at 9% is payable semi-annually, on each December 15 and June 15	$53,017,846	$—
Subordinated secured convertible debentures due April 30, 2006; converted into shares of the Company’s common stock at $0.50 per share during May 2004	—	24,095,239
Subordinated secured convertible debentures due December 31, 2005; converted into shares of the Company’s common stock at a weighted average conversion price of $2.14 per share during June 2004	—	10,300,000
Subordinated secured convertible debentures due August 30, 2004; repaid or converted into shares of the Company’s common stock at a weighted average conversion price of $0.66 per share during the period from May to July 2004	—	2,750,000

	$53,017,846	$37,145,239
Less: Current portion of convertible debt	—	(250,000)

Convertible debentures, less current portion	$53,017,846	$36,895,239

      On May 17, 2004, the Company provided certain debenture holders with notice of its intent to redeem $25.0 million of its 10% convertible debentures and $2.8 million of its 13.125% convertible debentures, effective June 1, 2004. As of June 1, 2004, the holders of all of the 10% convertible debentures and $2.5 million in principal of the 13.125% convertible debentures converted their debentures into an aggregate of 54,899,274 shares of the Company’s common stock.

      As a result of the extinguishment of notes payable and convertible debentures, the Company recognized a gain on debt restructuring and extinguishment totaling approximately $3.4 million, representing the recognition of the unamortized balance of a debt restructuring deferred gain related to the Company’s notes payable and the write-off of debt issuance costs, net of an early redemption premium payment to the 13% debenture holders.

      On June 14, 2004, the Company privately placed $86.25 million in aggregate principal amount of the Senior Convertible Notes to qualified institutional buyers. The Senior Convertible Notes bear interest at a rate of 9% per annum, payable semiannually, on each December 15 and June 15, and are convertible at the option of the holders, into shares of the Company’s common stock at a conversion price of $1.25 per share. The Company used the net proceeds from this offering to pay notes payable amounting to approximately $36.5 million and convertible debt amounting to approximately $9.8 million. In conjunction with the offering, the Company incurred $6,635,912 in debt issuance costs, including $1,380,000 in estimated fair value of warrants issued to the placement agent to purchase 1,815,789 shares of the Company’s common stock at $0.95 per share.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Senior Convertible Notes rank pari passu with all existing and future unsecured and unsubordinated indebtedness, senior in right of payment to all existing and future subordinated indebtedness, and rank junior to any future secured indebtedness. If there is a change in control of the Company, the holders have the right to require the Company to repurchase their notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest (the “Repurchase Price”). If a change in control occurs and at least 50% of the consideration for the Company’s common stock consists of cash, the holders of the Senior Convertible Notes may elect to receive the greater of the Repurchase Price or the Total Redemption Amount. The Total Redemption Amount will be equal to the product of (x) the average closing prices of the Company’s common stock for the five trading days prior to announcement of the change in control and (y) the quotient of $1,000 divided by the applicable conversion price of the Senior Convertible Notes, plus a make whole premium of $225 per $1,000 of principal if the change in control takes place before June 16, 2005 reducing to $45 per $1,000 of principal if the change in control takes place between June 16, 2008 and December 15, 2008. If the Company issues a cash dividend on its common stock, it will pay contingent interest to the holders of the Senior Convertible Notes equal to the product of the per share cash dividend and the number of shares of common stock issuable upon conversion of each holder’s note.

      The Company may redeem some or all of the Senior Convertible Notes for cash at any time on or after June 15, 2007, if the closing price of the Company’s common shares has exceeded 200% of the applicable conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date it mails the redemption notice. If the Company redeems the notes during the twelve month period commencing on June 15, 2007 or 2008, the redemption price equals 104.5% or 102.25%, respectively, of their principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus an amount equal to 50% of all remaining scheduled interest payments on the notes from, and including, the redemption date through the maturity date.

      The Senior Convertible Notes contain an early conversion incentive for holders to convert their notes into shares of common stock on or after December 16, 2004, but before June 15, 2007. If exercised, the holders will receive the number of common shares to which they are entitled and an early conversion incentive payment in cash or common stock, at the Company’s option, equal to one-half the aggregate amount of interest payable through June 15, 2007.

      The conversion option, including the early conversion incentive, and the equity participation feature embedded in the Senior Convertible Notes were determined to be derivative instruments to be considered separately from the debt and accounted for separately. As a result of the bifurcation of the embedded derivatives, the carrying value of the Senior Convertible Notes at issuance was approximately $50.8 million. The Company is accreting the difference between the face value of the Senior Convertible Notes ($86.25 million) and the carrying value to interest expense under the effective interest method on a monthly basis over the life of the Senior Convertible Notes.

8.	Derivatives

      The Senior Convertible Notes contain two embedded derivatives that require separate valuation from the Senior Convertible Notes: a conversion option that includes an early conversion incentive and an equity participation right. Upon registration of the Senior Convertible Notes in December 2004 under the Securities Act of 1933, as amended, a third embedded derivative, a takeover make whole premium due upon a change in control, required separate valuation from the Senior Convertible Notes. The Company estimated that the embedded derivative related to the equity participation rights and the takeover make whole premium did not have a significant value.

      The Company estimated that the embedded derivatives had an initial estimated fair value of approximately $35,483,000 and a December 31, 2004 estimated fair value of approximately $21,140,000,

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulting from the conversion option. The change of $14,343,375 in the estimated fair value of the embedded derivative was recognized as other income in the nine months ended December 31, 2004. For the three months ended December 31, 2004, the change in the estimated fair value of the embedded derivative was $664,125.

      The interest rate on our mortgage loan is payable at variable rates indexed to LIBOR. To partially mitigate the interest rate risk on our mortgage loan, the Company paid $100,000 on December 31, 2004 to enter into a rate cap protection agreement. The rate cap protection agreement locked in the following LIBOR rate on $49.0 million of debt for the four-year period for which the rate cap protection agreement is in effect:

•	5.0% per annum, starting January 4, 2005;

•	5.75% per annum, starting August 11, 2005;

•	6.5% per annum, starting February 11, 2006;

•	7.25% per annum, starting August 11, 2006; and

•	7.72% per annum, starting February 11, 2007 until the termination date of the rate cap protection agreement.

9.	Notes Payable

      At March 31, 2004, the Company had outstanding an aggregate of $40,506,039 in notes payable which were repaid in June 2004.

      In connection with the purchase of TECOTA, the Company issued Senior Secured Notes in an aggregate principal amount equal to $30.0 million and sold 3,060,444 shares of its common stock valued at $2.0 million to the Falcon investors. The Senior Secured Notes are secured by substantially all of the Company’s assets other than the TECOTA building, bear cash interest at 9.875% per annum and “payment in kind” interest at 3.625% per annum subject to adjustment upon satisfaction of specified financial tests, and mature in March 2009. The Senior Secured Notes include numerous covenants imposing significant financial and operating restrictions on the Company’s business (see note 11).

      The Company issued to the Falcon investors, for no additional consideration, warrants to purchase an aggregate of 15 million shares of the Company’s common stock. Those warrants expire on December 30, 2011 and are divided into four equal tranches that differ only in respect of the applicable exercise prices, which are $0.69, $0.75, $0.82 and $0.88, respectively. The warrants were valued by a third party expert at approximately $6,600,000, which was recorded as a discount to the debt principal. Proceeds from the issuance of the senior secured notes and the warrants were allocated based on their relative fair values. The costs related to the issuance of the Senior Secured Notes were capitalized and amounted to approximately $1,813,000. The discount to the debt principal and the debt issuance costs will be amortized to interest expense using the effective interest rate method over the term of the Senior Secured Notes. The Company has granted the Falcon investors registration rights in connection with the shares of common stock, the warrants issued and the shares of the Company’s common stock into which these warrants are exercisable, including the right to have these warrants and shares registered by June 29, 2005. In connection with this financing, the Company incurred approximately $8,413,000 in debt issuance costs, including the estimated fair value of the stock warrants.

      At December 31, 2004, the Company also had a bank loan with an outstanding balance of 3.4 million Euros ($3.9 million at the December 31, 2004 exchange rate). On December 22, 2004, the maturity date of the loan was extended through June 2005. In connection with the extension, the Company deposited

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1,250,000 Euros ($1,681,400 at the December 31, 2004 exchange rate) with the lender as security for the loan.

10.	Changes in Stockholder’s Equity (Deficit)

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

Conversion of preferred stock to common stock

      During September 2004, 10 shares of Series I preferred stock valued at $250,000 were converted to 333,340 shares of common stock at $0.75 per share.

Grant of employee stock options

      In July 2004, the Compensation Committee of the Board of Directors approved the grant of options to certain employees, including some officers of the Company, to purchase 1,185,000 of the Company’s common stock at an exercise price of $0.65 per share, the price of the Company’s common stock on the date of the grant.

Exercise of employee stock options

      During the nine months ended December 31, 2004, the Company issued 336,667 shares of its common stock in conjunction with the exercise of employee stock options at prices ranging from $0.33 to $0.74 per share.

Issuance of warrants

      In December 2004, the Company issued warrants to purchase an aggregate of 20 million shares of its common stock at an average exercise price equal to $0.78 per share to the lenders in connection with the financing of the TECOTA acquisition. The warrants were accounted for as debt issuance costs at their estimated fair market value of $8,782,933 (see Note 6).

      In August 2004, the Company issued warrants to acquire 1,815,790 shares of the Company’s common stock at an exercise price of $0.95 per share. The warrants were issued as part of the compensation to the placement agent for the private placement of the Senior Convertible Notes, and were accounted for as debt issuance costs at their estimated fair market value of $1,380,000 on the date the Company issued the Senior Convertible Notes.

      In May 2004, the Company issued warrants to acquire 200,000 shares of the Company’s common stock at an exercise price of $0.01 and warrants to acquire 50,000 shares of the Company’s common stock at $0.70 per share. The warrants were issued in conjunction with short-term borrowings and had an aggregated estimated fair value of $172,650.

Exercise of warrants

      In August 2004, warrants were exercised for 200,000 shares of common stock at $0.01 per share.

      In May 2004, warrants were exercised for 151,622 shares of common stock at $0.80 per share.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock tendered in payment of loan

      On September 30, 2004, the Company’s Chairman and CEO repaid his outstanding $5 million loan from the Company by tendering to the Company approximately 7.7 million shares of Terremark common stock. See Note 12.

Preferred stock dividend

      In November 2004, the Company issued 328,381 shares of the Company’s common stock to the holders of the Series I preferred stock in payment of accrued dividends.

Issuance of Common Stock

      In December 2004, the Company sold 3,060,444 shares of its common stock valued at $2.0 million to the Falcon investors in connection with their issuance of the $30 million Senior Secured Notes for partially financing the TECOTA acquisition.

11.	Commitments and Contingencies

      On February 4, 2005, the Company entered into a lease agreement with Global Switch Property Madrid, S.L. for the facility in Madrid, Spain which houses the NAP of the Americas-Madrid. The annual rent under this lease is approximately 800,000 euros ($1,091,000 at the December 31, 2004 exchange rate) exclusive of value added tax. Payment of rent under the lease agreement commences in March 2005, and the initial term of the lease expires on December 25, 2015. As required by the terms of the lease agreement, the Company has obtained a five year bank guarantee in favor of Global Switch in an amount equal to the annual rent payments. In connection with this bank guarantee, the Company has deposited 50% of the guaranteed amount, or approximately 475,000 euros ($648,000 at the December 31, 2004 exchange rate), with the bank issuing the guarantee.

      The Company’s new mortgage loan and Senior Secured Notes include numerous covenants imposing significant financial and operating restrictions on its business. The covenants place restrictions on the Company’s ability to, among other things:

•	incur more debt;

•	pay dividends, redeem or repurchase its stock or make other distributions;

•	make acquisitions or investments;

•	enter into transactions with affiliates;

•	merge or consolidate with others;

•	dispose of assets or use asset sale proceeds;

•	create liens on our assets; and

•	extend credit.

      Failure to comply with the obligations in the new mortgage loan or the Senior Secured Notes could result in an event of default under the new mortgage loan or the Senior Secured Notes, which, if not cured or waived, could permit acceleration of the indebtedness or other indebtedness which could have a material adverse effect on the Company’s financial condition.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Related Party Transactions

      Due to the nature of the following relationships, the terms of the respective agreements may not be the same as those that would result from transactions among wholly unrelated parties.

      Following is a summary of transactions for the nine months ended December 31, 2004 and 2003 and balances with related parties included in the accompanying balance sheet as of December 31, 2004 and March 31, 2004.

	For the Nine Months Ended
	December 31,

	2004	2003

Rent expense	$5,818,784	$3,072,161
Services purchased from related parties	706,272	296,056
Property management and construction fees	144,826	150,880
Revenues from NAP de las Americas — Madrid	—	33,240
Interest income on notes receivable — related party	50,278	55,835
Interest income from shareholder	22,065	24,321
Interest expense	670,649	1,475,218

	December 31,	March 31,
	2004	2004

Other assets	$470,967	$499,009
Note receivable — related party	—	5,000,000
Notes payable to related parties	—	35,516,977
Convertible debt	—	4,150,000

      On September 30, 2004, the Company’s Chairman and CEO repaid his outstanding $5 million loan from the Company, plus accrued interest, by tendering to the Company approximately 7.7 million shares of Terremark common stock. The 7.7 million shares tendered to the Company were immediately retired. These shares were valued at $0.65 per share by the Company’s Board of Directors. As a result, the Company recognized an expense of approximately $77,000 which represents the difference between the Company’s estimated value of the shares tendered and the $0.64 closing price of the Company’s common stock on September 28, 2004, the date the agreement to tender the 7.7 million shares was approved by the Company’s Board of Directors.

13.	Data Center Revenues

      Data center revenues consist of the following:

	For the Nine Months Ended		For the Three Months Ended
	December 31,		December 31,

	2004	2003	2004	2003

Colocation	$14,932,363	$7,235,913	$5,186,135	$2,871,041
Technology build out	9,393,896	—	9,393,896	—
Exchange point services	3,241,760	1,939,820	1,115,918	685,930
Managed and professional services	5,776,689	2,237,321	2,623,762	904,795
Contract termination fee	918	421,766	—	130,230

	$33,345,626	$11,834,820	$18,319,711	$4,591,996

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Information About the Company’s Operating Segments

      As of December 31, 2004 and March 31, 2004, the Company had two reportable business segments, data center operations and real estate services. The data center operations segment provides Internet infrastructure and managed services in a data center environment. The real estate services segment constructs and manages real estate projects. The Company’s reportable segments are strategic business operations that offer different products and services.

      The accounting policies of the segments are the same as those described in significant accounting policies. Revenues generated among segments are recorded at rates similar to those recorded in third-party transactions. Transfers of assets and liabilities between segments are recorded at cost. The Company evaluates performance based on the segments’ net operating results.

      The following presents information about reportable segments:

	Data Center	Real Estate
For the Nine Months Ended December 31,	Operations	Services	Total

2004
Revenue	$33,345,626	$1,329,527	$34,675,153
Loss from operations	(11,710,612)	(80,631)	(11,791,243)
Net loss	(3,001,124)	(49,430)	(3,050,554)
2003
Revenue	$11,834,821	$520,216	$12,355,037
Loss from operations	(15,069,842)	(327,992)	(15,397,834)
Net loss	(16,701,680)	(327,649)	(17,029,329)
Assets, as of
December 31, 2004	$184,777,513	$—	$184,779,897
March 31, 2004	$77,101,579	$331,124	$77,432,703

      The following is a reconciliation of total segment loss from operations to loss before income taxes:

	For the Nine Months Ended
	December 31,

	2004	2003

Total segment loss from operations	$(11,791,243)	$(15,397,834)
Change in estimated fair value of derivatives embedded within convertible debt	14,343,375	—
Debt restructuring and extinguishment	3,420,956	8,475,000
Interest expense	(9,387,826)	(10,498,899)
Interest income	331,387	100,615
Other income	32,797	291,789

Loss before income taxes	$(3,050,554)	$(17,029,329)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Supplemental Cash Flow Information

	For the Nine Months Ended
	December 31,

	2004	2003

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,255,446	$6,227,959

Non-cash operating, investing and financing activities:
Warrants issued	1,522,650	546,050

Conversion of notes payable to convertible debt	—	5,450,000

Beneficial conversion feature on issuance of convertible debentures and preferred stock	—	9,500,000

Warrants exercised and converted to equity	261,640	3,971

Conversion of debt and related accrued interest to equity	262,500	9,437,345

Conversion of preferred stock to equity	333	—

Conversion of construction payables and accrued interest to equity	—	14,125,000

Conversion of convertible debt and related accrued interest to equity	27,773,524	258,306

Cancellation of warrants	—	26,575

Non-cash preferred dividend	486,821	—

Settlement of note receivable through extinguishment of convertible debt	418,200	—

Shares issued to NAP de Las Americas — Madrid SA	—	3,652

Settlement of notes receivable — related party by tendering Terremark stock	5,000,000	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Other Factors Affecting Operating Results” and “Liquidity and Capital Resources” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion of results of operations and financial condition is based upon and should be read in conjunction with our condensed consolidated financial statements and related notes.

Recent Events

      From February 23, 2001 until December 31, 2004, we owned a 0.84% interest in Technology Center of the Americas, LLC, which we refer to as TECOTA, the entity that owns the building in which the NAP of the Americas is housed, which we refer to as the TECOTA building. In July 2004, we entered into an agreement under which we assumed the obligation to purchase the other outstanding equity interests in TECOTA. On December 31, 2004, we purchased the remaining 99.16% equity interests of TECOTA such that TECOTA became our wholly-owned subsidiary. In connection with this purchase, we paid approximately $40.0 million for the equity interests and repaid an approximately $35.0 million mortgage to which the TECOTA building was subject. We financed the purchase and payment of the mortgage from two sources. We obtained a $49.0 million first mortgage loan from Citigroup Global Markets Realty Corp., of which $4.0 million is restricted and can only be used to fund customer related improvements made to the NAP of the Americas in Miami. Simultaneously, we issued senior secured notes in an aggregate principal amount equal to $30.0 million and sold 3,060,444 shares of our common stock valued at $2.0 million to Falcon Mezzanine Partners, LP and its co-investment partners, Stichting Pensioenfonds Voor De Gezond-Heid Geestelijke En Maatschappelijke Belangen and Stichting Pensioenfonds ABP, two funds affiliated with AlpInvest Partners. We refer to Falcon and its co-investors, collectively, as the Falcon investors. The $49.0 million loan by Citigroup is secured by a first mortgage on the TECOTA building and a security interest in all then existing building improvements that we have made to the building, certain of our deposit accounts and any cash flows generated from customers by virtue of their activity at the TECOTA building. The mortgage loan bears interest at a rate per annum equal to the greater of (a) 6.75% and (b) LIBOR plus 4.75% and matures in February 2009. The senior secured notes are secured by substantially all of our assets other than the TECOTA building, including the equity interests of our subsidiaries, bear cash interest at 9.875% per annum and “payment in kind” interest at 3.625% per annum subject to adjustment upon satisfaction of specified financial tests, and mature in March 2009. In connection with these financings, we issued to these lenders warrants to purchase an aggregate of 20 million shares of our common stock at an average exercise price equal to $0.78 per share.

Overview

      We operate Internet exchange points from which we provide colocation, interconnection and managed services to the government and commercial sectors. Our Internet exchange point facilities, or IXs, are strategically located in Miami, Florida, Santa Clara, California, Madrid, Spain and Sao Paulo, Brazil and allow networks to interconnect and exchange Internet and telecommunications traffic. Our flagship facility, the NAP of the Americas, in Miami, Florida was designed and built to disaster-resistant standards with maximum security to house mission-critical systems infrastructure. Our secure presence in Miami, a key gateway to North American, Latin American and European telecommunications networks, has enabled us to establish customer relationships with U.S. Federal Government agencies, including the Department of

State and the Department of Defense. We have been awarded sole-source contracts with the U.S. federal government which we believe will allow us to both penetrate further the government sector and continue to attract federal information technology providers. As a result of our fixed cost operating model, we believe that incremental customers and revenues will result in improved operating margins and increased profitability.

      We differentiate ourselves from our competitors through the security and strategic location of our facilities and our carrier-neutral model, which provides access to a critical mass of Internet and telecommunications connectivity. We are certified by the U.S. federal government to house several “Secured Compartmentalized Information Facilities,” or “SCIFs,” which are facilities that comply with federal government security standards and are staffed by our employees. Approximately 21% of our employees maintain an active federal government security clearance.

      The immediate proximity of our facilities to major fiber routes with access to North America, Latin America and Europe has attracted numerous telecommunications carriers, such as AT&T, Global Crossing, Latin America Nautilus (a business unit of Telecom Italia), Progress Telecom, Sprint Communications and T-Systems (a business unit of Deutsche Telecom), to colocate their equipment with us in order to better service their customers. This network density, which allows our customers to reduce their connectivity costs, combined with the security of our facilities, has attracted government sector customers, including Blackbird Technologies, the City of Coral Gables, Florida, the Diplomatic Telecommunications Service — Program Office (DTS-PO, a division of the U.S. Department of State), Miami-Dade County, Florida, SRA International and the United States Southern Command. Additionally, we have had success in attracting content providers and enterprises such as Google, Internap, Miniclip, NTT/Verio, VeriSign, Voiceglo, Bacardi USA, Corporacion Andina de Fomento, Florida International University, Intrado, Jackson Memorial Hospital of Miami and Steiner Leisure.

      We generate revenue by providing high quality Internet infrastructure on a platform designed to reduce network connectivity costs. We provide our customers with the following:

•	space to house equipment and network facilities in immediate proximity to Internet and communications networks;

•	the platform to exchange telecommunications and Internet traffic and access to network-based services; and

•	related professional and managed services such as our network operations center, outsourced storage and remote monitoring.

      From time to time, we enter into outright sales or sales-type lease contracts for technology infrastructure build-outs that include procurement, installation and configuration of specialized equipment. Due to the typically short-term nature of these types of services, we record revenues under the completed contract method, whereby costs and related revenues are deferred in the balance sheet until services are delivered and accepted by the customer. Contract costs deferred are costs incurred for assets, such as costs for the purchase of materials and production equipment, under fixed price contracts. For these types of services, labor and other general and administrative costs are not significant and are included as period charges.

      Pursuant to an outright sale contract, all rights and title to the equipment and infrastructure are purchased. In connection with an outright sale, we recognize the sale amount as revenue and the cost basis of the equipment and infrastructure is charged to cost of infrastructure build-outs.

      Lease contracts qualifying for capital lease treatment are accounted for as sales-type leases. For sales-type lease transactions, we recognize as revenue the net present value of the future minimum lease payments. The cost basis of the equipment and infrastructure is charged to cost of infrastructure build-outs. During the life of the lease, we recognize as other income in each respective period, that portion of each periodic lease payment deemed to be attributable to interest income. The balance of each periodic lease payment, representing principal repayment, is recognized as a reduction of capital lease receivable.

Results of Operations

Results of Operations for the Nine Months Ended December 31, 2004 as Compared to the Nine Months Ended December 31, 2003.

      Revenue. The following charts provide certain information with respect to our revenues:

	For the Nine
	Months Ended
	December 31,

	2004	2003

Revenues:
U.S.	99%	97%
Outside U.S.	1%	3%

	100%	100%

Data Center	96%	96%
Construction Work	3%	3%
Property and Construction Management	1%	1%

	100%	100%

      Data center revenues consist of:

	For the Nine Months Ended December 31,

	2004		2003

Colocation	$14,932,363	45%	$7,235,913	61%
Technology infrastructure build-outs	9,393,896	28%	—	0%
Exchange point services	3,241,760	10%	1,939,820	16%
Managed and professional services	5,776,689	17%	2,237,321	19%
Contract termination fee	918	0%	421,766	4%

Data center revenues	$33,345,626	100%	$11,834,820	100%

      The increase in data center revenues was mainly attributable to an increase in our deployed customer base and the completion of two technology infrastructure build-outs. The increase in revenues from colocation and managed and professional services was primarily the result of growth in our deployed customer base from 133 customers as of December 31, 2003 to 169 customers as of December 31, 2004. Data center revenues consist of:

•	colocation services, such as leasing of space and provisioning of power;

•	exchange point services, such as peering and cross connects;

•	managed and professional services, such as network management, network monitoring, procurement and installation of equipment and procurement of connectivity, managed router services, technical support and consulting; other Network operating center (NOC) services; and

•	technology infrastructure build-outs.

      During the quarter ended December 31, 2004 we completed two technology infrastructure build-outs under U.S. federal government contracts that included the procurement, installation and configuration of colocation specialized equipment at the NAP of the Americas facility in Miami. Under the completed contract method, we recognized approximately $9.4 million as technology infrastructure build-outs revenue upon delivery to, and formal acceptance by, the customer. As a result, the percentage of data center revenues derived from the U.S. government increased to 64% for the quarter ended December 31, 2004 from 19% for the quarter ended December 31, 2003.

      We have also procured and installed additional specialized equipment as part of a $2.4 million technology infrastructure build-out which we anticipate delivery to the customer in the quarter ending March 31, 2005.

      Our utilization of total net colocation space increased to 7.7% as of December 31, 2004 from 3.9% as of December 31, 2003. Our utilization of total net colocation space represents the percentage of space billed versus total space available for customers. On December 31, 2004, we purchased TECOTA, the entity that owns the 750,000 square feet building in which the NAP of the Americas is housed. Prior to this acquisition, we leased 240,000 square feet of the building. For comparative purposes, total space available to customers includes our estimate of available space to customers in the entire building for both December 31, 2004 and 2003.

      The increase in exchange point services is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased to 1,935 as of December 31, 2004 from 989 as of December 31, 2003. Data center — contract termination fee represents amounts received from customers for the termination of their contracted services. Contract termination fees are recognized upon contract termination when there are no remaining contingencies or obligations on our part.

      We anticipate an increase in revenue from colocation exchange point and managed services as we add more customers to our network of NAPs, sell additional services to existing customers and introduce new products and services. We anticipate that the percentage of revenue derived from the public sector customers will fluctuate depending on the timing of exercise of expansion options under existing contracts and the rate at which we sell services to the public sector.

      Property and Construction Management Revenues. Development, commission and construction fees were $0 and $41,081 for the nine months ended December 31, 2004 and 2003, respectively. We do not expect any revenues from development, commission and construction fees in the foreseeable future.

      Management Fees. Management fees decreased $6,000 to $145,000 for the nine months ended December 31, 2004 from $151,000 for the nine months ended December 31, 2003. The only facility we managed during these periods was the TECOTA building, the property in which the NAP of the Americas is located. We collected a monthly management fee from TECOTA equal to the greater of approximately $8,000 or 3% of cash collected by TECOTA. On December 31, 2004, we purchased TECOTA. Accordingly, we do not expect any additional revenue from management fees in future periods.

      Construction Contract Revenue. Construction contract revenue increased $856,000 to $1.2 million for the nine months ended December 31, 2004 from $328,000 for the nine months ended December 31, 2003. We completed one construction contract in the quarter ended December 31, 2004, and as of that date, we have no construction contracts in process. Due to our opportunistic approach to our construction business, we expect revenues from construction contracts to significantly fluctuate from quarter to quarter.

      Data Center Operations Expenses. Data center operations expenses increased $16.4 million, to $27.6 million for the nine months ended December 31, 2004 from $11.2 million for the nine months ended December 31, 2003. Data center operations expenses consist mainly of procurement of equipment, rent, operations personnel, property taxes, electricity, chilled water and connectivity and security services. The increase in total data center operations expenses is mainly due to increases of approximately $7.4 million related to technology infrastructure build-outs, $3.1 million in rent, $3.3 million in personnel costs, and $1.9 million in bandwidth and procurement of connectivity.

      In connection with the two completed technology infrastructure build-outs, we incurred $7.4 million in direct costs, including the purchase of specialized equipment. Under the completed contract method, these contract costs, under fixed-priced contracts, were deferred until our delivery to, and acceptance by, the customer in the quarter ended December 31, 2004.

      The increase in rent expense is mainly due to the July 2003 opening of our NAP-West facility in Santa Clara, California, and the leasing of an additional 120,000 square feet of space in the third floor of the TECOTA building, which commenced in November 2003. Although we have been paying rent for our

NAP-West facility since January 2001, before we opened these facilities in July 2003 related expenses were recorded as impairment charges. Our base rent expenses increased approximately $2.1 million and $900,000 for the third floor of the TECOTA building and our NAP-West facility, respectively, during the nine months ended December 31, 2004. As a result of our acquisition of TECOTA, we will no longer have rent expense related to the second and third floor of the TECOTA building, which amounted to approximately $2,100,000 for the three months ended December 31, 2004.

      The increase in personnel costs is mainly due to an increase in operations and engineering staff levels. Our staff levels increased to 118 employees as of December 31, 2004 from 58 as of December 31, 2003, which resulted in a $2.9 million increase in base payroll and relocation expenses of $187,000. The increase in employees is mainly attributable to the hiring of personnel with the required security clearances to work under existing and anticipated government contracts. We also paid incentive bonuses to eligible employees totaling approximately $238,000.

      The increase in the procurement of connectivity is due to an increase in services provided to the U.S. federal government. We anticipate that some data center expenses, principally electricity, chilled water, and costs related to managed services will increase as we provide additional services to existing customers and introduce new products and services. Payroll will also increase as we continue to increase our team of employees with government security clearances in anticipation of additional U.S. Federal government contracts.

      Construction Contract expenses. Construction contract expenses increased $762,000 to $1.1 million for the nine months ended December 31, 2004 from $338,000 for the nine months ended December 31, 2003. The increase is consistent with the increase in construction contracts revenues discussed above.

      General and Administrative Expenses. Excluding non-cash stock based compensation charges of $1.8 million in the quarter ended September 30, 2003, general and administrative expenses increased $2.0 million or 24%, to $10.5 million for the nine months ended December 31, 2004 from $8.5 million for the nine months ended December 31, 2003. The increase was due to an additional $1.3 million in professional services and $531,000 in travel expenses. Professional services include $1,056,000 in consulting and accounting fees and $208,000 in recruiting fees. The increase in consultant and accounting fees is mainly due to additional SEC reporting and Sarbanes-Oxley compliance work. The increase in recruiting fees resulted from hiring additional employees for data center services. Travel expenses increased by $531,000 due to increased travel to our facilities in Madrid and Sao Paulo.

      We recognized a non-cash, stock-based compensation charge of $1.8 million in the nine months ended December 31, 2003 in connection with the change in our employment relationship with Brian K. Goodkind, our former Executive Vice President and Chief Operating Officer and strategic advisor to our Chief Executive Officer until June 2004.

      We anticipate that general and administrative expenses will continue to increase as a result of our Sarbanes-Oxley compliance efforts.

      Sales and Marketing Expenses. Sales and marketing expenses increased $1.1 million to $3.4 million for the nine months ended December 31, 2004 from $2.3 million for the nine months ended December 31, 2003. The most significant components of sales and marketing expenses are payroll, sales commissions and related benefits. The increase in sales and marketing expenses is principally due to increases in payroll, sales commissions and travel. Payroll increased $809,000 mainly due to increases in staff levels and the grant of incentive bonuses totaling $47,000 to eligible employees whose salaries are included in sales and marketing expenses. Our staff levels increased to 27 employees as of December 31, 2004 from 19 as of December 31, 2003. Commission and travel expenses also increased by $140,000 and $82,000, respectively, consistent with our increase in staff levels and revenues.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased $300,000 to $3.9 million for the nine months ended December 31, 2004 from $3.6 million for the nine months ended December 31, 2003. The increase was due to additions to property and equipment.

      Change in Fair Value of Derivatives Embedded within Convertible Debt. Our 9% senior convertible notes due June 15, 2009 contain embedded derivatives that require separate valuation from the senior convertible notes. We recognize these embedded derivatives as a liability in our balance sheet, measure them at their estimated fair value and recognize changes in the estimated fair value of the derivative instruments in earnings. We estimated that the embedded derivatives had an initial estimated fair value of approximately $35,480,000 and at December 31, 2004 an estimated fair value of approximately $21,140,000. The embedded derivatives derive their value primarily based on changes in the price and volatility of our common stock. The closing price of our common stock decreased to $0.64 on December 31, 2004 from $0.93 per share as of the initial valuation date. As a result, during the nine months ended December 31, 2004, we recognized a $14.3 million change in estimated fair value of the embedded derivatives. Over the life of the senior convertible notes, given the historical volatility of our common stock, changes in the estimated fair value of the embedded derivatives are expected to have a material effect on our results of operations. The estimated fair value of the embedded derivatives increases as the price of our common stock increases. Please see Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for more information. Furthermore, we have estimated the fair value of these embedded derivatives using a theoretical model based on the historical volatility of our common stock of (75% as of December 31, 2004) over the past year. If a market develops for our senior convertible notes or we are able to find comparable market data, we may be able to use in the future market data to adjust our historical volatility by other factors such as trading volume and our estimated fair value of these embedded derivatives could be significantly different. Any such adjustment would be made prospectively. During the nine months ended December 31, 2003, we did not have any embedded derivatives.

      Gain on Debt Restructuring and Conversion. During the nine months ended December 31, 2004, as a result of the extinguishment of notes payable and convertible debentures, we recognized a gain totaling $3.4 million, representing the recognition of the unamortized balance of a debt restructuring deferred gain and the write off of debt issuance costs, net of an early redemption premium payment. During the nine months ended December 31, 2003, we recognized a non-cash gain of $8.5 million related to financing transactions whereby $21.6 million of our construction payables plus $1.0 million in accrued interest was converted to 30.1 million shares of our common stock with a $14.1 million market value upon conversion.

      Interest Expense. Excluding amortization of debt issuance costs and the accretion of debt discount of $2.7 million in the nine months ended December 31, 2004, interest expense decreased $3.7 million from $10.7 million for the nine months ended December 31, 2003 to $6.7 million for the nine months ended December 31, 2004. This decrease was due to the repayment of outstanding debt at interest rates ranging from 10% to 15% and the addition of new debt at an interest rate of 9%. Accretion of debt discount relates to the discount recorded as the difference between the face value of the senior secured notes and its carrying value.

      As a result of incurring additional debt for the acquisition of TECOTA, we anticipate an increase in interest expense. On a quarterly basis, we estimate an increase in interest expense of $2.5 million, including $400,000 from the accretion of the difference between the face value of the additional debt and their carrying value and from amortization of debt issuance costs.

      Net (loss). Net loss for our reportable segments was as follows:

	For the Nine Months Ended
	December 31,

	2004	2003

Data Center Operations(1)	$(3,001,125)	$(16,701,680)
Real Estate Services	(49,430)	(327,649)

	$(3,050,555)	$(17,029,329)

(1)	Amount includes a gain on debt restructuring and extinguishment of $3.4 million and $8.5 million for the nine months ended December 31, 2004 and 2003, respectively, and the change in the estimated fair value of the embedded derivative of $14.3 million for the nine months ended December 31, 2004.

      Excluding the gain on debt restructuring and extinguishment and the change in the estimated fair value of the embedded derivatives, net loss from data center operations totaled approximately $20.8 million and $25.2 million for the nine months ended December 31, 2004 and 2003, respectively. The net loss from data center operations is primarily the result of insufficient revenues to cover our operating and interest expenses. We expect to generate net losses until we reach required levels of monthly revenues.

Results of Operations for the Three Months ended December 31, 2004 as Compared to the Three Months ended December 31, 2003.

      Revenue. The following charts provide certain information with respect to our revenues:

	For the Three
	Months Ended
	December 31,

	2004	2003

Revenues:
U.S.	99%	99%
Outside U.S.	1%	1%

	100%	100%

Data center	99%	94%
Construction work	1%	6%
Property and construction management	0%	0%

	100%	100%

      Data center revenues consist of:

	For the Three Months Ended December 31,

	2004		2003

Colocation	$5,186,135	28%	$2,871,041	63%
Technology infrastructure build-outs	9,393,896	51%	—	0%
Exchange point services	1,115,918	6%	685,930	15%
Managed and professional services	2,623,762	14%	904,795	20%
Contract termination fee	—	0%	130,230	3%

Data center revenues	$18,319,711	100%	$4,591,996	100%

      The increase in data center revenues is mainly due to the completion of two technology infrastructure build-outs and an increase in our deployed customer base. The increase in revenue from colocation and management and professional services was primarily the result of growth in our deployed customer base from 133 customers as of December 31, 2003 to 169 customers as of December 31, 2004. Data center revenues consist of:

•	colocation services, such as leasing of space and provisioning of power;

•	exchange point services, such as peering and cross connects;

•	managed and professional services, such as network management, outsourced Network operating center (NOC) services, network monitoring, procurement and installation of equipment and procurement of connectivity, managed router services, technical support and consulting; and

•	technology infrastructure build-outs.

      During the quarter ended December 31, 2004, we completed two technology infrastructure build-outs under government contracts that included the procurement, installation and configuration of specialized equipment at our facility in Miami. Under the completed contract method, we recognized approximately $9.4 million as technology infrastructure build-out revenue upon our delivery to, and formal acceptance by, the customer. As a result, the percentage of data center revenues derived from the U.S. federal government increased to 64% for the quarter ended December 31, 2004 from 22% for the quarter ended December 31, 2003. We have also procured and installed additional specialized equipment as part of a $2.4 million technology infrastructure build-out which we anticipate delivery to the customer in the quarter ending March 31, 2005.

      Our utilization of total net colocation space increased to 7.7% as of December 31, 2004 from 3.9% as of December 31, 2003. Our utilization of total net colocation space represents the percentage of space billed versus total space available for customers. On December 31, 2004, we purchased TECOTA, the entity that owns the 750,000 square feet building in which the NAP of the Americas is housed. Prior to this acquisition, we leased 240,000 square feet of the building. For comparative purposes, total space available to customers includes our estimate of available space to customers in the entire building for both December 31, 2004 and 2003.

      The increase in exchange point services is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased to 1,935 as of December 31, 2004 from 989 as of December 31, 2003. Data center — contract termination fee represents amounts received from customers for the termination of their contracted services. Contract termination fees are recognized upon contract termination when there are no remaining contingencies or obligations on our part.

      We anticipate an increase in revenue from colocation, exchange point and managed services as we add more customers to our network of NAPs, sell additional services to existing customers and introduce new products and services. We anticipate that the percentage of revenue derived from the public sector customers will fluctuate depending on the timing of exercise of expansion options under existing contracts and the rate at which we sell services to the public sector.

      Management Fees. Management fees increased $10,000 to $54,000 for the three months ended December 31, 2004 from $44,000 for the three months ended December 31, 2003. The only facility we managed during these periods was the TECOTA building, the building in which the NAP of the Americas is located. We collected a monthly management fee from TECOTA equal to the greater of approximately $8,000 or 3% of cash collected by TECOTA. On December 31, 2004, we purchased TECOTA. Accordingly, we do not expect any revenue from management fees in future periods.

      Construction Contract Revenue. Construction contract revenue decreased $41,000 to $188,000 for the three months ended December 31, 2004 from $229,000 for the three months ended December 31, 2003. We completed one construction contract in the quarter ended December 31, 2004, and as of that date, we have no construction contracts in process. Due to our opportunistic approach to our construction business, we expect revenues from construction contracts to significantly fluctuate from quarter to quarter.

      Data Center Operations Expenses. Data center expenses increased $10.7 million to $15.4 million for the three months ended December 31, 2004 from $4.7 million for the three months ended December 31, 2003. Data center operations expenses consist mainly of operations personnel, rent, insurance and property taxes, electricity, chilled water, procurement of equipment and connectivity, and security services. The increase in total data center operations expenses is mainly due to increases of approximately $7.4 million related to technology infrastructure build-outs, $1.6 million in personnel costs, $757,000 in costs related to the procurement of connectivity, and an increase of approximately $413,000 in rent expense.

      In connection with the two completed technology infrastructure build-outs under government contracts, we incurred $7.4  million in direct costs, including the purchase of specialized equipment. Under the completed contract method, these contract costs, under fixed price contracts, were deferred in the balance sheet until our delivery to, and acceptance by, the customer in the quarter ended December 31, 2004.

      The increase in rent expense is mainly due to the leasing of an additional 120,000 square feet of space in the third floor of the TECOTA building, which commenced in November 2003. Our monthly base rent expense was approximately $303,000 for the third floor of the TECOTA building. We were also responsible for certain common area maintenance costs and property taxes. As a result of our acquisition of TECOTA, we will no longer have rent expense related to the second and third floor of the TECOTA building, which amounted to $2,100,000 for the three months ended December 31, 2004.

      The increase in personnel costs is mainly due to an increase in operations and engineering staff levels. Our staff levels increased to 118 employees as of December 31, 2004 from 60 as of December 31, 2003, which resulted in a $1,383,000 increase in base payroll and a $225,000 increase in employer taxes and employee benefits.

      The increase in procurement of connectivity is due to an increase in services provided to the U.S. federal government. We anticipate that some data center expenses, principally electricity, chilled water, and costs related to managed services will increase as we provide additional services to existing customers and introduce new services. Payroll will also increase as we continue to increase our team of employees with government security clearances in anticipation of additional government contracts.

      Construction Contract Expenses. Construction contract expenses decreased $49,000 to $180,000 for the three months ended December 31, 2004 from $229,000 for the three months ended December 31, 2003.

      General and Administrative Expenses. General and administrative expenses increased $600,000 to $3.5 million for the three months ended December 31, 2004 from $2.9 million for the three months ended December 31, 2003. General and administrative expenses consist primarily of professional service fees, payroll and related expenses, travel, and other general corporate expenses. This increase was due to increases of $443,000 in professional services and $235,000 in travel. Increase in professional services is mainly due to additional SEC reporting and Sarbanes-Oxley compliance work. The increase in travel is mainly due to increased travel to our facilities in Madrid and Sao Paolo. We anticipate an increase in general and administrative expenses as a result of our Sarbanes-Oxley compliance efforts.

      Sales and Marketing Expenses. Sales and marketing expenses increased $554,000 to $1.4 million for the three months ended December 31, 2004 from $816,000 for the three months ended December 31, 2003. The most significant components of sales and marketing are payroll, sales commissions and related benefits. The increase in sales and marketing expenses is mainly due to increases in payroll, sales commissions and travel. Payroll increased $425,000 mainly due to increased staff levels. Our sales and marketing staff levels increased to 27 employees as of December 31, 2004 from 19 as of December 31, 2003. Commissions also increased by $95,000 consistent with our increase in revenues.

      Depreciation and Amortization Expenses. Depreciation and amortization expense increased $100,000 to $1.3 million for the three months ended December 31, 2004 from $1.2 million for the three months ended December 31, 2003. The increase was due to additions to property and equipment.

      Change in Fair Value of Derivatives Embedded within Convertible Debt. Our 9% senior convertible notes due June 15, 2009 contain embedded derivatives that require separate valuation from the senior convertible notes. We recognize these embedded derivatives as a liability in our balance sheet, measure them at their estimated fair value and recognize changes in the estimated fair value of the derivative instruments in earnings. We estimated that the embedded derivatives had a September 30, 2004 estimated fair value of approximately $21.8 million and a December 31, 2004 estimated fair value of approximately $21.1 million. The embedded derivatives derive their value primarily based on changes in the price and volatility of our common stock. The price of our common stock was the same as of September 30, 2004 and as of December 31, 2004. However, our estimated volatility decreased from 80% as of the September 30, 2004 valuation date to 75% as of December 31, 2004. As a result, during the three months ended December 30, 2004, we recognized a $664,000 change in estimated fair value of the embedded derivatives. Over the life of the senior convertible notes, given the historical volatility of our common stock, changes in the estimated fair value of the embedded derivatives are expected to have a material effect on our results of operations. The estimated fair value of the embedded derivatives increases as the price of our common stock increases. Please see Item 3. “Quantitative and Qualitative Disclosures about

Market Risk” for more information. Furthermore, we have estimated the fair value of these embedded derivatives using a theoretical model based on the historical volatility of our common stock over the past year. If a market develops for our senior convertible notes or we are able to find comparable market data, we may be able to use in the future market data to adjust our historical volatility by other factors such as trading volume and our estimated fair value of these embedded derivatives could be significantly different. Any such adjustment would be made prospectively. During the three months ended December 31, 2003, we did not have any embedded derivatives.

      Interest Expense. Excluding amortization of debt issuance costs and the accretion of debt discount of $1.0 million in the three months ended December 31, 2004, interest expense decreased $2.3 million from $4.3 million for the three months ended December 31, 2003 to $2.0 million as of December 31, 2004. This decrease was due to the payoff of old debt at interest rates ranging from 10% to 15% and the addition of new debt at an interest rate of 9%. Accretion of debt discount relates to the discount recorded as the difference between the face value of the 9% senior convertible notes and their carrying value and from the amortization of debt issuance costs.

      As a result of incurring additional debt for the acquisition of TECOTA, we anticipate an increase in interest expense. On a quarterly basis, we estimate an increase in interest expense of $2.5 million, including $400,000 from the accretion of the difference between the face value of the additional debt and its carrying value and from amortization of debt issuance costs.

      Net Loss. Net loss for our reportable segments was as follows:

	For the Three Months Ended
	December,

	2004	2003

Data Center Operations	$(5,299,643)	$(9,084,116)
Real Estate Services	11,526	(67,624)

	$(5,288,117)	$(9,151,740)

      The net loss from data center operations is primarily the result of insufficient revenues to cover our operating and interest expenses. We expect to generate net losses until we reach required levels of monthly revenues.

Liquidity and Capital Resources

Liquidity and Recent Developments

      On December 31, 2004, we purchased the 99.16% equity interests of TECOTA that were not owned by us such that TECOTA became our wholly-owned subsidiary. In connection with this purchase, we paid approximately $40.0 million for the equity interests and repaid an approximately $35.0 million mortgage to which the TECOTA building was subject. We financed the purchase and repayment of the mortgage from two sources. We obtained a $49.0 million first mortgage loan from Citigroup Global Markets Realty Corp., $4.0 million of the proceeds of which are restricted and can only be used to fund customer related improvements made to the NAP of the Americas in Miami. Simultaneously, we issued senior secured notes in an aggregate principal amount equal to $30.0 million and sold 3,060,444 shares of our common stock valued at $2.0 million to the Falcon investors. The $49.0 million loan by Citigroup is secured by a first mortgage on the TECOTA building and a security interest in all then existing building improvements that we have made to the building, certain of our deposit accounts and any cash flows generated from customers by virtue of their activity at the TECOTA building. The mortgage loan matures in February 2009 and bears interest at a rate per annum equal to the greater of (a) 6.75% and (b) LIBOR plus 4.75%. In addition, if an event of default occurs under the mortgage loan agreement, we must pay interest at a default rate equal to 5% per annum in excess of the rate otherwise applicable under the agreement on any amount we owe to the lenders but have not paid when due until that amount is paid in full. The terms of the mortgage loan agreement require us to pay annual rent of $5,668,992 to TECOTA as annual rent until

May 31, 2006. The senior secured notes are secured by substantially all of our assets other than the TECOTA building, including the equity interests in our subsidiaries, bear cash interest at 9.875% per annum and “payment in kind” interest at 3.625% per annum, and mature in March 2009. In the event we achieve specified leverage ratios, the interest rate applicable to the senior secured notes will be reduced to 12.5% but will be payable in cash only. Overdue payments under the senior secured notes bear interest at a default rate equal to 2% per annum in excess of the rate of interest then borne by the senior secured notes. Our obligations under the senior secured notes are guaranteed by substantially all of our subsidiaries. In connection with these financings, we issued to Citigroup Global Markets Realty Corp., for no additional consideration, warrants to purchase an aggregate of 5 million shares of our common stock. These warrants expire on December 31, 2011 and are divided into four equal tranches that differ only in respect of the applicable exercise prices, which are $0.68, $0.74, $0.81 and $0.87, respectively. We also issued to the Falcon investors, for no additional consideration, warrants to purchase an aggregate of 15 million shares of our common stock. These warrants expire on December 30, 2011 and are divided into four equal tranches that differ only in respect of the applicable exercise prices, which are $0.69, $0.75, $0.82 and $0.88, respectively.

      We may redeem some or all of the senior secured notes for cash at any time after December 31, 2005. If we redeem the notes during the twelve month period commencing on December 31, 2005 or the six month period commencing on December 31, 2006, June 30, 2007, or December 31, 2007, the redemption price equals 115.0%, 107.5%, 105.0%, and 102.3%, respectively, of their principal amount, plus accrued and unpaid interest, if any, to the redemption date. After June 30, 2008, the redemption price equals 100% of their principal amounts. Also, if there is a change in control, the holders of these notes will have the right to require us to repurchase their notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest.

      Our new mortgage loan and our senior secured notes include numerous covenants imposing significant financial and operating restrictions on our business. The covenants place restrictions on our ability to, among other things:

•	incur more debt;

•	pay dividends, redeem or repurchase our stock or make other distributions;

•	make acquisitions or investments;

•	enter into transactions with affiliates;

•	merge or consolidate with others;

•	dispose of assets or use asset sale proceeds;

•	create liens on our assets; and

•	extend credit.

      Also, a change in control without the prior consent of the lenders could allow the lenders to demand repayment of the loan. Our ability to comply with these and other provisions of the new mortgage loan and the senior secured notes can be affected by events beyond our control. Our failure to comply with the obligations in the new mortgage loan and the senior secured notes could result in an event of default under the new mortgage loan and the senior secured notes, which, if not cured or waived, could permit acceleration of the indebtedness or other indebtedness which could have a material adverse effect on us.

      We also have a bank loan with an outstanding balance of 3.4 million Euros ($4.6 million) at December 31, 2004. On December 23, 2004, the maturity date of the loan was extended through June 2005. In connection with the extension, we deposited 1,250,000 Euros ($1,705,500 at the December 31, 2004 exchange rate) with the lender as additional security for the loan.

      In June 2004, we privately placed $86.25 million in aggregate principal amount of 9% senior convertible notes due June 15, 2009 to qualified institutional buyers. The notes bear interest at a rate of

9% per annum, payable semi-annually, on each December 15, and June 15 and are convertible at the option of the holders at $1.25 per share. We utilized net proceeds of $81.0 million to pay approximately $46.3 million of outstanding loans and convertible debt. The balance of the proceeds will be used for possible acquisitions and for general corporate purposes, including working capital and capital expenditures.

      The notes rank pari passu with all existing and future unsecured and unsubordinated indebtedness, senior in right of payment to all existing and future subordinated indebtedness, and rank junior to any future secured indebtedness.

      If there is a change in control, the holders of the 9% senior convertible notes have the right to require us to repurchase their notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest. If a change of control occurs and at least 50% of the consideration for our common stock consists of cash, the holders of the 9% senior convertible notes may elect to receive the greater of the repurchase price described above or the total redemption amount. The total redemption amount will be equal to the product of (x) the average closing prices of our common stock for the five trading days prior to the announcement of the change of control and (y) the quotient of $1,000 divided by the applicable conversion price of the 9% senior convertible notes, plus a make-whole premium of $225 per $1,000 of principal if the change of control takes place before June 16, 2005, reducing to $45 per $1,000 of principal if the change of control takes place between June 16, 2008 and December 15, 2008. If we issue a cash dividend on our common stock, we will pay contingent interest to the holders equal to the product of the per share cash dividend and the number of shares of common stock issuable upon conversion of each holder’s note.

      We may redeem some or all of the 9% senior convertible notes for cash at any time on or after June 15, 2007 if the closing price of our common shares has exceeded 200% of the applicable conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date we mail the redemption notice. If we redeem the 9% senior convertible notes during the twelve month period commencing on June 15, 2007 or 2008, the redemption price equals 104.5% or 102.25%, respectively, of their principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus an amount equal to 50% of all remaining scheduled interest payments on the 9% senior convertible notes from, and including, the redemption date through the maturity date.

      The 9% senior convertible notes contain an early conversion incentive for holders to convert their notes into shares of common stock on or after December 16, 2004, but before June 15, 2007. If exercised, the holders will receive the number of shares of our common stock to which they are entitled and an early conversion incentive payment in cash or stock, at our option, equal to one-half the aggregate amount of interest payable through July 15, 2007.

      On May 17, 2004, we provided certain debenture holders with notice of our intent to redeem $25.0 million of our 10% convertible debentures and $2.8 million of our 13.125% convertible debentures, effective May 31, 2004. As of May 31, 2004, all of the holders of our 10% convertible debentures and $2.5 million in principal of our 13.125% convertible debentures opted to convert their debentures into an aggregate of 54,899,274 shares of our common stock. In June 2004, the remaining holders of our 13.125% convertible debentures redeemed their debentures for cash. In addition, in June and July 2004, the remaining holders of our 13% convertible debentures redeemed their debentures for an aggregate of $10.3 million.

      Historically, we have financed our operations and capital requirements primarily through credit facilities, the issuance of debt instruments, the private sale of common and preferred stock and vendor financing, including construction payables and capital lease obligations. As of December 31, 2004, our total liabilities were approximately $182.5 million.

      We have incurred losses from operations in each quarter and annual period since our merger with AmTec, Inc. Our cash flows from operations for the nine months ended December 31, 2004 and 2003 were negative. Due to the issuance of additional debt and equity, our working capital increased from a $10.3 million deficit as of March 31, 2004, to a $2.0 million surplus, as of December 31, 2004.

      As of December 31, 2004, our principal source of liquidity was our $15.8 million in cash and cash equivalents, and the current portion of restricted cash amounting to $11.6 million reserved to satisfy certain amounts recorded within current liabilities. We anticipate that this cash, coupled with our anticipated cash flows generated from operations, will be sufficient to meet our capital expenditures, working capital, debt service and corporate overhead requirements in connection with our currently identified business objectives. Based on customer contracts signed as of December 31, 2004, expected expansions of customers under contract and anticipated future contracts from potential customers in the sales pipeline, we project that our cash flow from operations will be positive for the quarter ended June 30, 2005. Our projected revenues and cash flows depend on several factors, some of which are beyond our control, including the rate at which we provide services, the timing of exercise of expansion options by customers under existing contracts, the rate at which new services are sold to the government sector and the commercial sector, the ability to retain the customer base, the willingness and timing of potential customers in outsourcing the housing and management of their technology infrastructure to us, the reliability and cost-effectiveness of our services and our ability to market our services. Although our real estate activities had a net loss of approximately $49,000 for the nine months ended December 31, 2004, we anticipate that these activities will generate enough revenues to cover operating expenses. If revenues for real estate activities are below amounts anticipated, cash needs are not expected to exceed $200,000 for the next twelve months.

Sources and Uses of Cash

      Cash used in operations for the nine months ended December 31, 2004 was approximately $13.5 million compared to cash used in operations of $12.9 million for the nine months ended December 31, 2003, an increase of approximately $0.6 million. We used cash primarily to fund our losses from operations and to pay interest in our 9% senior convertible notes.

      Cash used in investing activities for the nine months ended December 31, 2004 was $87.2 million compared to cash used in investing activities of $1.8 million for the nine months ended December 31, 2003, an increase of $85.4 million. This increase is primarily due to the acquisitions of TECOTA and NAP Madrid and purchases of property and equipment.

      Cash provided by financing activities for the nine months ended December 31, 2004 was $112.2 million compared to cash provided by financing activities of $16.3 million for the nine months ended December 31, 2003, an increase of $95.9 million. For the nine months ended December 31, 2004, cash provided by financing activities includes proceeds aggregating $165 million from a new mortgage loan, the senior secured notes and the senior convertible notes partially offset by $82.0 million in payments for loans and convertible debt. For the nine months ended December 31, 2003, cash provided by financing activities included $20.9 million of new borrowings, partially offset by $4.6 million in payments of debt.

Guarantees and Commitments

      Terremark Worldwide, Inc. has guaranteed TECOTA’s obligation, as borrower, to make payments of principal and interest under the senior mortgage loan with Citigroup Global Markets Realty Group to the extent any of the following events shall occur:

•	TECOTA files for bankruptcy or a petition in bankruptcy is filed against TECOTA with TECOTA’s or Terremark’s consent;

•	Terremark pays a cash dividend or makes any other cash distribution on its capital stock (except with respect to its outstanding preferred stock);

•	Terremark makes any repayments of its outstanding debt other than the scheduled payments provided in the terms of the debt;

•	Terremark pledges the collateral it has pledged to the lenders as collateral for another loan; or

•	Terremark repurchases any of its common stock.

      In addition Terremark has agreed to assume liability for any losses incurred by the lenders under the credit facility related to or arising from:

•	any fraud, misappropriation or misapplication of funds;

•	any transfers of the collateral held by the lenders in violation of the Citigroup credit agreement;

•	failure to maintain TECOTA as a “single purpose entity;”

•	TECOTA obtaining additional financing in violation of the terms of the Citigroup credit agreement;

•	intentional physical waste of TECOTA’s assets that have been pledged to the lenders;

•	breach of any representation, warranty or covenant provided by or applicable to TECOTA and Terremark which relates to environmental liability;

•	improper application and use of security deposits received by TECOTA from tenants;

•	forfeiture of the collateral pledged to the lenders as a result of criminal activity by TECOTA;

•	attachment of liens on the collateral in violation of the terms of the Citigroup credit agreement;

•	TECOTA’s contesting or interfering with any foreclosure action or other action commenced by lenders to protect their rights under the credit facility (except to the extent TECOTA is successful in these efforts);

•	any costs incurred by the lenders to enforce their rights under the credit facility; or

•	failure to pay assessments made against or to adequately insure the assets pledged to the lenders.

      We lease space for our operations, office equipment and furniture under non-cancelable operating leases. Some equipment is also leased under capital leases, which are included in leasehold improvements, furniture and equipment.

      The following table represents the minimum future operating and capital lease payments for these commitments, as well as the combined aggregate maturities for the following obligations for each of the twelve months ended:

	Capital
	Lease	Operating	Convertible	Mortgage	Notes
	Obligations	Leases	Debt	Payable	Payable	Total

2005	1,051,239	2,912,242	—	680,303	4,775,400	9,419,184
2006	107,481	3,210,676	—	731,440	—	4,049,597
2007	29,880	3,173,828	—	786,420	—	3,990,128
2008	—	3,132,513	—	835,715	—	3,968,228
2009	—	3,218,954	86,257,312	45,966,122	30,000,000	165,442,388
Thereafter	—	31,992,447	—	—	—	31,992,447

	1,188,600	47,640,660	86,257,312	49,000,000	34,775,400	218,861,972

New Accounting Pronouncements

      In May 2003, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. In November 2003, the FASB issued FASB Staff Position No. 150-3 which deferred the measurement provisions of SFAS No. 150 indefinitely for certain mandatorily redeemable non-controlling interests that were issued before November 5, 2003. The FASB plans to reconsider implementation issues and, perhaps, classification or measurement guidance for those non-controlling interests during the deferral period. In 2003, we applied certain disclosure requirements of SFAS No. 150. To date, the impact of the effective provisions of SFAS No. 150 has been the presentation of the Series H redeemable preferred stock as a liability. While the effective date of certain elements of SFAS No. 150 has been deferred, the adoption of SFAS No. 150 when finalized is not expected to have a material impact on our financial position, results of operations or cash flows.

      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This Statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement is effective as of the first reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS 123(R) in the second quarter of our fiscal year ending March 31, 2006. We are currently evaluating the provisions of SFAS 123(R) and have not yet determined the impact that this Statement will have on our results of operations or financial position; however, it may have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of stock option grants and stock purchases under employee stock option plans.

      In April 2004, the Emerging Issues Task Force (“EITF”) of the FASB approved EITF Issue 03-6, “Participating Securities and the Two — Class Method under FAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share”, and requires the use of the two-class method for participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock based compensation (unvested options and restricted stock) subject to the provisions of APB Opinion No. 25 and SFAS No. 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF Issue 03-6 did not have an impact on our financial position or results of operations for the nine months ended December 31, 2004.

      Our 9% senior convertible notes contain contingent interest provisions which allow the holders of the Senior Convertible Notes to participate in any dividends declared on the our common stock. Further, our Series H and I preferred stock contain participation rights which entitle the holders to receive dividends in the event we declare dividends on our common stock. Accordingly, the senior convertible notes and the Series H and I preferred stock are considered participating securities under EITF Issue 03-6. As a result of the number of shares of our common stock currently outstanding these participating securities are not currently anticipated to have a significant impact on the calculation of earnings per share. Furthermore, these participating securities can only impact the calculation of earnings per share in periods when we present net income.

Other Factors Affecting Operating Results

We have a history of losses, expect future losses and may not achieve or sustain profitability.

      We have incurred net losses from operations in each quarterly and annual period since our April 28, 2000 merger with AmTec, Inc. We incurred losses from operations of $57.4 million, $41.2 million and $22.5 million for the years ended March 31, 2002, 2003 and 2004, respectively, and incurred a loss from operations of $3.2 million for the nine months ended December 31, 2004. As of December 31, 2004, our accumulated deficit was $240.0 million. We expect to incur additional operating losses for the foreseeable future, and we cannot guarantee that we will become profitable. Even if we achieve profitability, given the evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds.

We may not be able to compete effectively in the market for data center services.

      The market for data center services is extremely competitive and subject to rapid technological change. Our current and potential competitors include providers of data center services, global, regional and local telecommunications companies and information technology outsourcing firms. Many of our existing competitors have a greater market presence and financial and personnel resources than we do. Our competitors include Internet data centers operated by established communications carriers such as AT&T, Level 3, MCI and Qwest. We also compete with providers of data services centers and companies that offer Internet access and information technology outsourcing firms. The principal competitive factors in our market include:

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

      Some of our competitors may be able to develop and expand their data center services faster, devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than we can. In addition, these competitors have entered and will likely continue to enter into business relationships to provide additional services that compete with the services we provide. As a result, our competitors may have significant advantages over us. Increased competition could adversely affect our business, results of operations and financial condition.

We anticipate that an increasing portion of our revenues will be from contracts with agencies of the United States government, and uncertainties in government contracts could adversely affect our business.

      Generally, U.S. federal government contracts are subject to oversight audits by government representatives, to profit and cost controls and limitations, and to provisions permitting modification or termination, in whole or in part, without prior notice, at the government’s convenience. In some cases, government contracts are subject to the uncertainties surrounding congressional appropriations or agency funding. Government contracts are subject to specific procurement regulations. Failure to comply with these regulations and requirements could lead to suspension or debarment from future government contracting for a period of time, which could limit our growth prospects and adversely affect our business, results of operations and financial condition.

We derive a significant portion of our revenues from a few clients; accordingly, a reduction in our clients’ demand for our services or the loss of clients would likely impair our financial performance.

      During the nine months ended December 31, 2004, we derived approximately 43% and 15% of our data center revenues from two customers. During the nine months ended December 31, 2003, we derived approximately 11% of our data center revenues from one customer. Because we derive a large percentage of our revenues from a few major customers, our revenues could significantly decline if we lose one or more of these customers or if the amount of business we obtain from them is reduced.

We have significant debt service obligations which will require the use of a substantial portion of our available cash.

      We are a highly leveraged company. As of December 31, 2004, our total liabilities were approximately $182.5 million, including the $53.0 million of our 9% senior convertible notes with a face value of $86.25 million, the $46.0 million of a new mortgage loan with a face value of $49.0 million and the $23.0 million of our senior secured notes with a face value of $30.0 million. The new mortgage loan and the Senior Secured Notes are, collectively, secured by substantially all our assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

      We may be unable to find additional sources of liquidity on terms acceptable to us, if at all, which could adversely affect our business, results of operations and financial condition. Also, a default could result in acceleration of our indebtedness. If this occurs, our business and financial condition would be adversely affected.

The mortgage loan with Citigroup and our senior secured notes contain numerous restrictive covenants.

      Our mortgage loan with Citigroup and our senior secured notes contain numerous covenants imposing restrictions on our ability to, among other things:

•	incur more debt;

•	pay dividends, redeem or repurchase our stock or make other distributions;

•	make acquisitions or investments;

•	enter into transactions with affiliates;

•	merge or consolidate with others;

•	dispose of assets or use asset sale proceeds;

•	create liens on our assets; and

•	extend credit.

      Our failure to comply with the obligations in our mortgage loan with Citigroup and our senior secured notes could result in an event of default under the mortgage loan or the senior secured notes, which, if not cured or waived, could permit acceleration of the indebtedness or our other indebtedness, or result in the same consequences as a default in payment. If the acceleration of the maturity of our debt occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us, which could adversely impact our business, results of operations and financial condition.

Our substantial leverage and indebtedness could adversely affect our financial condition, limit our growth and prevent us from fulfilling our debt obligations.

      Our substantial indebtedness could have important consequences to us and may, among other things:

•	limit our ability to obtain additional financing to fund our growth strategy, working capital, capital expenditures, debt service requirements or other purposes;

•	limit our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to make principal payments and fund debt service requirements;

•	cause us to be unable to satisfy our obligations under our existing or new debt agreements;

•	make us more vulnerable to adverse general economic and industry conditions;

•	limit our ability to compete with others who are not as highly leveraged as we are; and

•	limit our flexibility in planning for, or reacting to, changes in our business, industry and market conditions.

      In addition, subject to restrictions in our existing debt instruments, we may incur additional indebtedness. If new debt is added to our current debt levels, the related risks that we now face could intensify. Our growth plans and our ability to make payments of principal or interest on, or to refinance, our indebtedness, will depend on our future operating performance and our ability to enter into additional debt and/or equity financings. If we are unable to generate sufficient cash flows in the future to service our debt, we may be required to refinance all or a portion of our existing debt, to sell assets or to obtain additional financing. We may not be able to do any of the foregoing on terms acceptable to us, if at all.

Our management believes that certain weaknesses in our system of internal controls constitute material weaknesses, and has concluded that, our internal controls and procedures are ineffective as of December 31, 2004. We may also be unable to complete all the work necessary for us to present our report on internal controls required by Section 404 of the Sarbanes-Oxley Act of 2002 or for us to conclude that our internal controls are effective. Our inability to present our report on internal controls or conclude that our internal controls are effective could cause a loss of confidence in our financial reporting and negatively impact our stock price.

      Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of our internal control structure and procedures for financial reporting. In connection with the preparation of our Form 10-Q for the quarter ended June 30, 2004, our independent auditors identified certain adjustments that were required to be recorded within that Form 10-Q. Our management believes that the failure of our internal controls to identify these adjustments indicates the existence of certain material weaknesses in our system of internal controls, including the manner in which we gather, consolidate and report regarding issuances of our securities including the number of potentially dilutive securities. As a result of the existence of those material weaknesses, our management concluded that our internal controls and procedures were ineffective as of December 31, 2004.

      Section 404 of the Sarbanes-Oxley Act also requires that our Annual Report on Form 10-K for the year ending March 31, 2005 include a report containing management’s assessment of our internal controls over financial reporting and a related attestation of management’s assessment and an opinion on the effectiveness of our internal controls by our independent registered public accounting firm. We are documenting and evaluating our internal controls over financial reporting and seeking to remediate matters as necessary or appropriate. We are incurring, and will continue to incur, substantial additional expense and diversion of management’s time as a result of performing the internal control systems evaluation, testing and remediation required in order to comply with the requirements of Section 404 of the Sarbanes-Oxley Act.

      Although we have substantially completed the documentation of our internal controls, we have not, as of December 31, 2004, completed our evaluation and testing of our internal controls. While we expect to complete our evaluation and testing of our internal controls by the time that we must file our Form 10-K for the year ending March 31, 2005, we may be required to remediate our internal controls as a result of such evaluation and testing. If, after the completion of our evaluation, testing and remediation efforts, we have any material weakness, we will not be permitted to conclude that our internal controls are effective.

      Even if we are able to take remedial actions to correct the identified material weaknesses described above and any other material weaknesses identified as the evaluation and testing process is completed, there may be insufficient time for the remediated controls to be in operation to permit our independent registered public accounting firm to conclude that the remediated controls are effective. Thus, our independent registered public accounting firm may provide an adverse opinion to the effect that our internal controls are ineffective as of March 31, 2005, or may decline to issue an opinion as to the effectiveness of our internal controls.

      If we are unable to conclude that our internal controls over financial reporting are effective as of March 31, 2005, or if our independent registered public accounting firm concludes that our internal controls are ineffective, or is unable to conclude that our assessment is fairly stated or is unable to express an opinion on the effectiveness of our internal controls, our ability to obtain additional financing on favorable terms could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities.

The restatement of our financial statements for the quarter ended June 30, 2004 could cause a loss of confidence in our financial reporting, which would harm our business and the trading price of our stock.

      Our inability to support our original valuation for the derivatives embedded within our 9% senior convertible notes led to the restatement of our financial statements for the quarter ended June 30, 2004. Our valuation, as originally reported, incorrectly used a volatility of approximately 17% as an input in estimating the fair value of the embedded derivatives. A subsequent valuation by Gifford Fong Associates concluded that because the 9% senior convertible notes are not actively traded and we were not able to find other comparable market data, we did not have sufficient quantitative and qualitative market data to support the volatility assumption used in our initial valuation. Therefore, until an active market develops for the 9% senior convertible notes or we are able to find comparable market data, we must use a theoretical model to estimate the value of the embedded derivatives based on the historical volatility over the past year (approximately 75% as of December 31, 2004), which resulted in a requirement that we restate our financial statements for the quarter ended June 30, 2004. As a result of this restatement, current and potential shareholders could lose confidence in our financial reporting.

If the price of our shares remains low or our financial condition deteriorates, we may be delisted by the American Stock Exchange and our stockholders could find it difficult to sell our common stock.

      Our common stock currently trades on the American Stock Exchange, or AMEX. The AMEX requires companies to fulfill specific requirements in order for their shares to continue to be listed. Our securities may be considered for delisting if:

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

      For example, the AMEX may consider suspension or delisting of a stock if the stock has been selling for a substantial period of time at a low price per share. Our common stock has been trading at relatively low prices, and we have sustained net losses for the past five fiscal years. Therefore, our common stock is at risk of being delisted by the AMEX. If our shares are delisted from the AMEX, our stockholders could find it difficult to sell our stock. To date, we have had no communication from the AMEX regarding delisting. If our common stock is delisted from the AMEX, we may apply to have our shares quoted on NASDAQ’s Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. The Bulletin Board and the “pink sheets” are generally considered to be less efficient markets than the AMEX. In addition, if our shares are no longer listed on the AMEX or another national securities exchange in the United States, our shares may be subject to the “penny stock” regulations. If our common stock were to become subject to the penny stock regulations it is likely that the price of our common stock would decline and that our stockholders would find it difficult to sell their shares.

We are dependent on key personnel and the loss of these key personnel could have a material adverse effect on our success.

      We are highly dependent on the skills, experience and services of key personnel, particularly Manuel D. Medina, our Chairman, President and Chief Executive Officer. The loss of Mr. Medina or other key personnel could have a material adverse effect on our business, operating results or financial condition. Our potential growth and expansion are expected to place increased demands on our management skills and resources. Therefore, our success also depends upon our ability to recruit, hire, train and retain additional skilled and experienced management personnel. Employment and retention of qualified personnel is important due to the competitive nature of our industry. Our inability to hire new personnel with the requisite skills could impair our ability to manage and operate our business effectively.

Our business could be harmed by prolonged electrical power outages or shortages, or increased costs of energy.

      Substantially all of our business is dependent upon the continued operation of the TECOTA building. The TECOTA building and our other IX facilities are susceptible to regional costs of power, electrical power shortages and planned or unplanned power outages caused by these shortages. A power shortage at an IX facility may result in an increase of the cost of energy, which we may not be able to pass on to our customers. We attempt to limit exposure to system downtime by using backup generators and power supplies. Power outages, which last beyond our backup and alternative power arrangements, could harm our customers and our business.

Brazilian political and economic conditions may have an adverse impact on our operations.

      Our results of operations and financial condition may be affected by inflation in each country in which we manage a facility. We maintain operations in Brazil, which has had in the past, and may, now or in the future, have a highly inflationary economy, defined as cumulative inflation of about 100% or more over a three calendar year period. Future increases in our costs may exceed the rate of inflation or the amounts, if any, which we may be able to recover from our customers.

We have acquired and may acquire other businesses, and these acquisitions involve numerous risks.

      As part of our strategy, we may pursue additional acquisitions of complementary businesses, products services and technologies to enhance our existing services, expand our service offerings and enlarge our customer base. If we complete future acquisitions, we may be required to incur or assume additional debt and make capital expenditures and issue additional shares of our common stock or securities convertible into our common stock as consideration, which will dilute our existing stockholders’ ownership interest and may adversely affect our results of operations. Our ability to grow through acquisitions involves a number of additional risks, including the following:

•	the ability to identify and consummate complementary acquisition candidates;

•	the possibility that we may not be able to successfully integrate the operations, personnel, technologies, products and services of the acquired companies in a timely and efficient manner;

•	diversion of management’s attention from normal daily operations to negotiate acquisitions and integrate acquired businesses;

•	insufficient revenues to offset significant unforeseen costs and increased expenses associated with the acquisitions;

•	challenges in completing products associated with in-process research and development being conducted by the acquired businesses;

•	risks associated with our entrance into markets in which we have little or no prior experience and where competitors have a stronger market presence;

•	deferral of purchasing decisions by current and potential customers as they evaluate the likelihood of success of our acquisitions;

•	issuance by us of equity securities that would dilute ownership of our existing stockholders;

•	incurrence and/or assumption of significant debt, contingent liabilities and amortization expenses; and

•	loss of key employees of the acquired companies.

      Failure to manage effectively our growth through acquisitions could adversely affect our growth prospects, business, results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

      We have not entered into any financial instruments for trading purposes. However, the estimated fair value of the derivatives embedded within our 9% Senior Convertible Notes creates a market risk exposure resulting from changes in the price of our common stock. These embedded derivatives derive their value primarily based on the price and volatility of our common stock; however, we do not expect significant changes in the near term in the one year historical volatility of our common stock used to calculate the estimated fair value of the embedded derivatives. Other factors being equal as of December 31, 2004, the table below provides information about the estimated fair value of the derivatives embedded within our Senior Notes and the effect that changes in the price of our common stock are expected to have on the estimated fair value of the embedded derivatives:

Price Per Share	Estimated Fair Value
of Common Stock	of Embedded Derivatives

$0.44	$13,073,253
$0.64	$21,139,875
$0.84	$29,150,199
$1.04	$36,881,800
$1.24	$43,968,883

      Our exposure to market risk resulting from changes in interest rates results from our variable rate of our mortgage loan, as an increase in interest rates would result in lower earnings and increased cash outflows. The interest rate on our mortgage loan is payable at variable rates indexed to LIBOR. The effect of each 1% increase in the LIBOR rate on our mortgage loan (2.42% at December 31, 2004) would result in an annual increase in interest expense of approximately $475,000. To partially mitigate the interest rate risk on our mortgage loan, we paid $100,00 on December 31, 2004 to enter into a rate cap protection agreement. The rate cap protection agreement locked in the following LIBOR rates on $49.0 million of debt for the four-year period for which the rate cap protection agreement is in effect:

•	5.0% per annum, starting January 4, 2005;

•	5.75% per annum, starting August 11, 2005;

•	6.5% per annum, starting February 11, 2006;

•	7.25% per annum, starting August 11, 2006; and

•	7.72% per annum, starting February 11, 2007 until the termination date of the rate cap protection agreement.

      We have designated this interest rate cap agreement as a cash flow hedge. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in Accumulated Other Comprehensive Loss, a separate component of Stockholders’ Equity, and reclassified into earnings in the period during which the hedge transaction affects earnings. At least quarterly, management will assess whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized in current period endings.

      Our 9% senior convertible notes and our senior secured notes have fixed interest rates and, accordingly, are not as subject to exposure market risk resulting from changes in interest rates. However, the fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair market value of the fixed interest rate debt but do not impact our earnings or cash flows.

      Our carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable approximations of their fair value.

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

      As a result of the material weaknesses above, we concluded that our internal controls and procedures were ineffective as of December 31, 2004. We are in the process of implementing changes to respond to this matter on an immediate and a longer-term basis. The immediate responsive actions being taken include active recruiting to increase staffing levels in certain areas of the finance organization, the implementation of specific additional procedures for the issuance and recording of securities and the retention of a third party valuation expert to assist management in estimating the fair value of derivatives. Our longer term plan includes the implementation of new policies and procedures for gathering, analyzing and consolidating financial and legal documents, and the implementation of a document management system and software. In addition, we have been engaged in an ongoing process of identifying, documenting and testing our internal controls in anticipation of our required compliance with Section 404 of the Sarbanes-Oxley Act at the end of fiscal 2005. Changes have been made and will be made to our internal controls as a result of these efforts.

      Based upon the foregoing, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2004, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act was accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

      (b) Changes in internal controls. Other than as described above, no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

      Previously furnished in the Company’s current report on Form 8-K, dated December 31, 2004.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

      During the quarter or nine months ended December 31, 2004, there were no purchases of the Company’s shares of Common Stock made by or on behalf of the Company or any “affiliated purchaser” of the Company (as such term is defined in Rule 10b-18(a)(3) of the Securities Act of 1933, as amended).

Item 4.     Submission of Matters to a Vote of Security Holders

      Previously reported in the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004.

Item 6.	Exhibits.

      The following exhibits, which are furnished with this Quarterly Report or incorporated herein by reference, are filed as part of this Quarterly Report.

Exhibit
Number	Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of February 2005.

TERREMARK WORLDWIDE, INC.

By:	/s/ MANUEL D. MEDINA

Manuel D. Medina,
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JOSÉ A. SEGRERA

Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)