Form 10-K/A
period 2004-03-31
TERREMARK WORLDWIDE INC
filed 2005-03-02
CIK 912890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2004

Commission File Number 0-22520

Terremark Worldwide, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other jurisdiction of Incorporation or Organization)	84-0873124 (I.R.S. Employer Identification No.)

2601 South Bayshore Drive Miami, Florida (Address of Principal Executive Offices)	33133 (Zip Code)

(305) 856-3200
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No    ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes   ☒   No    ☐

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

Explanatory Note

     Terremark Worldwide, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended March 31, 2004, which was originally filed on June 14, 2004. This Amendment No. 1 is being filed solely to amend Part IV Item 15 “Exhibits, Financial Statement Schedules and Report on Form 8-K” to include Exhibit 23, a consent of the Company’s Independent Registered Certified Public Accountants.

PART IV

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

     3. Exhibits

Exhibit
Number	Exhibit Description
2.1	Agreement for Sale of Assets by and between ITV Communications, Inc. and Netmatics, Inc., dated January 11, 1996, and Promissory Note and Security Agreement dated January 16, 1996 (previously filed as part of the Company’s Current Report on Form 8-K dated January 19, 1996)

2.2	Agreement of Merger between AVIC Group International, Inc., a Colorado corporation, with and into AVIC Group International, Inc., a Delaware corporation dated July 10, 1996 (previously filed as an exhibit to the Company’s Registration Statement on Form S-3, as amended, filed on March 11, 2003)

2.3	Agreement and Plan of Merger by and between Terremark Holdings, Inc. and AmTec, Inc., dated as of November 24, 1999, as amended by that certain Amendment to Agreement and Plan of Merger, dated as of February 11, 2000 (previously filed as part of the Company’s Definitive Proxy Statement filed on March 24, 2000)

2.4	Letter Agreement dated January 12, 2001 among MP Telecom, LLC, Terremark Worldwide, Inc., Clifford J. Preminger, Thomas M. Mulroy and Manuel Medina (previously filed as part of the Company’s Current Report on Form 8-K dated February 28, 2001)

3.1	Certificate of Merger of Terremark Holdings, Inc. with and into AmTec, Inc. (previously filed as an exhibit to the Company’s Registration Statement on Form S-3 filed on May 15, 2000)

3.2	Restated Certificate of Incorporation of the Company (previously filed as an exhibit to the Company’s Registration Statement on Form S-3 filed on May 15, 2000)

3.3	Restated Bylaws of the Company (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2002)

Exhibit
Number	Exhibit Description
3.4	Certificate of Designations of Preferences of Series G Convertible Preferred Stock of the Company(previously filed as an exhibit to the Company’s Registration Statement on Form S-3 filed on May 15, 2000)

3.5	Certificate of Designations of Preferences of Series H Convertible Preferred Stock of the Company (previously filed as exhibit 3.5 to the Company’s Annual Report on Form 10-K filed on July 16, 2001)

3.6	Certificate of Designations of Preferences of Series I Convertible Preferred Stock of the Company (previously filed as an exhibit to the Company’s Registration Statement on Form S-3/A filed on March 17, 2004)

4.1	Specimen Stock Certificate (previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed on July 15, 1997)

4.2	Form of 13% Subordinated Convertible Debenture, due December 31, 2005 (previously filed as exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2001)

4.3	Form of 13.125% Subordinated Convertible Debenture, due December 31, 2005 (previously filed as exhibit 4.5 to the Company’s Annual Report on Form 10-K filed on July 15, 2002)

4.4	Form of Warrant for the Purchase of Common Stock (previously filed as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 15, 2003)

10.1	1995 Stock Option Plan (previously filed as part of the Company’s Transition Report on Form 10-KSB for the transition period from October 1, 1994 to March 31, 1995)

10.2	1996 Stock Option Plan (previously filed as part of the Company’s Transition Report on Form 10-KSB for the transition period from October 1, 1994 to March 31, 1995)

10.3	Form of Indemnification Agreement for directors and officers of the Company (previously filed as an exhibit to the Company’s Registration Statement on Form S-3, as amended, filed on March 11, 2003)

10.4	Employment Agreement with Manuel Medina (previously filed as exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on July 16, 2001)

10.5	Amendment to Employment Agreement with Manuel Medina (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2001)

10.6	Amended and Restated Credit Agreement between the Company and Ocean Bank, dated September 5, 2001 (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2001)

10.7	Net Premises Lease by and between Rainbow Property Management, LLC and Coloconnection, Inc. (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 15, 2003)

10.8	Basic Lease Information Rider T-Rex Technology Center of the Americas @ Miami, dated October 16, 2000, between Technology Center of the Americas, LLC and NAP of the Americas, Inc. (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 15, 2003)

10.9	Debt Satisfaction Agreement between the Company and CRG, LLC, dated November 11, 2002 (previously filed as an exhibit to the Company’s Registration Statement on Form S-3/A filed on March 17, 2004)

10.10	Amended and Restated Debt Satisfaction Agreement between the Registrant and CRG, LLC, dated December 5, 2002 (previously filed as an exhibit to the Company’s Registration Statement on Form S-3/A filed on March 17, 2004)

10.11	Agreement between Terremark Technology Contractors Inc., and Kinetics Systems, Inc., dated December 28, 2000 (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 15, 2003)

10.12	Debt Conversion Agreement between the Company, NAP of the Americas and Ocean Bank, dated April 30, 2003 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on June 30, 2003)

Exhibit
Number	Exhibit Description
10.13	Non-qualified Stock Option Agreement with Brian K. Goodkind to purchase 1,278,205 shares of the Company’s common stock (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2003)

10.14	Non-qualified Stock Option Agreement with Brian K. Goodkind to purchase 1,406,795 shares of the Company’s common stock (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2003)

10.15	First Amendment to the Non-qualified Stock Option Agreement with Brian K. Goodkind to purchase 200,000 shares of the Company’s common stock (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2003)

10.16	First Amendment to the Non-qualified Stock Option Agreement with Brian K. Goodkind to purchase 115,000 shares of the Company’s common stock (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2003)

10.17	2000 Stock Option Plan (previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on August 19, 2002)

10.18	2000 Directors’ Stock Option Plan (previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on August 19, 2002)

10.19	Agreement between Fundacão De Amparo A Pesquisa Do Estado De São Paulo — FAPESP and Terremark Latin America (Brazil) Ltda. (previously filed as an exhibit to the Company’s Registration Statement on Form S-3/A filed on December 22, 2003)

10.20	Employment Agreement with José A. Segrera dated September 8, 2001 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed June 30, 2003)

10.21	Employment Agreement with José E. Gonzalez dated November 2002 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed June 30, 2003)

10.22	Share Purchase Agreement between the Company and NAP de Las Americas — Madrid, S.A. dated July 13, 2002 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed June 30, 2003)

10.23	Employment Agreement with Jamie Dos Santos dated November 1, 2002 (previously filed on June 14, 2004, as an exhibit to this Annual Report on Form 10-K)

10.24	Employment Agreement with Marvin Wheeler dated November 1, 2002 (previously filed on June 14, 2004, as an exhibit to this Annual Report on Form 10-K)

21	Subsidiaries of the Company (previously filed on June 14, 2004, as an exhibit to this Annual Report on Form 10-K)

23	Consent of PricewaterhouseCoopers LLP*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) (previously filed on June 14, 2004, as an exhibit to this Annual Report on Form 10-K)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) (previously filed on June 14, 2004, as an exhibit to this Annual Report on Form 10-K)

32.1	Certification of Chief Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed on June 14, 2004, as an exhibit to this Annual Report on Form 10-K)

32.2	Certification of Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed on June 14, 2004, as an exhibit to this Annual Report on Form 10-K)

*	Filed herewith

     (b) Reports on Form 8-K

     Other than Current Reports on Form 8-K under Item 12, which are not deemed to be “filed” for purpose of the Securities Exchange Act of 1934, as amended, the Company filed no Current Reports on Form 8-K during the quarterly period ended March 31, 2004:

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on March 2, 2005.

TERREMARK WORLDWIDE, INC.
/s/ MANUEL D. MEDINA
Manuel D. Medina
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ JOSE A. SEGRERA
Jose A. Segrera
Chief Financial Officer (Principal Financial and Accounting Officer)