Form 10-K
period 2005-03-31
TERREMARK WORLDWIDE INC
filed 2005-06-29
CIK 912890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

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
NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on, September 30, 2004, was approximately $155,145,610, based on the closing market price of the registrant’s common stock ($0.64 as reported by the American Stock Exchange on such date).

      The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of June 29, 2005 was 42,725,138. This number reflects a one-for-ten reverse stock split the registrant implemented, effective as of May 16, 2005.

PART I

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
Recent Events
      On May 16, 2005, our stockholders approved, at a special meeting a one for ten reverse stock split of our common stock and a decrease in the number of authorized shares of our common stock from 600 million shares to 100 million shares. All share amounts and prices, and per share information in this annual report on Form 10-K have been adjusted to reflect the reverse stock split.
      On March 15, 2005, we sold 6,000,000 shares of common stock. The shares were sold at a price of $7.30 per share, and the net proceeds to us were approximately $40.5 million. The proceeds from the offering are being used for general corporate purposes to support the growth of our business, which may include capital investments to build out our existing facilities and potential acquisitions of complementary businesses. Pending such use of the net proceeds, we intend to invest the net proceeds from this offering in accordance with our investment policy, which includes investments in short-term, interest-bearing, investment-grade securities or guaranteed obligations of the United States or other governments or their agencies.
      From February 23, 2001 until December 31, 2004, we owned a 0.84% interest in Technology Center of the Americas, LLC, which we refer to as TECOTA, the entity that owns the building in which the NAP of the Americas is housed. On December 31, 2004, we purchased the remaining 99.16% equity interests of TECOTA such that TECOTA became our wholly-owned subsidiary. In connection with this purchase, we paid approximately $40.0 million for the equity interests and repaid an approximately $35.0 million mortgage to which the building was subject. We financed the purchase and payment of the mortgage from two sources. We obtained a $49.0 million first mortgage loan from Citigroup Global Markets Realty Corp., of which $4.0 million is restricted and can only be used to fund customer related improvements made to the NAP of the Americas. Simultaneously, we issued senior secured notes in an aggregate principal amount equal to $30.0 million and sold 306,044 shares of our common stock valued at $2.0 million to Falcon Mezzanine Partners, LP and its co-investment partners, Stichting Pensioenfonds Voor De Gezondheid, Geestelijke En Maatschappelijke Belangen and Stichting Pensioenfonds ABP, two funds affiliated with AlpInvest Partners. We refer to Falcon and its co-investors, collectively, as the Falcon investors. The $49.0 million loan by Citigroup is secured by a first mortgage on the building and a security interest in all then existing building improvements that we have made to the building, certain of our deposit accounts and any cash flows generated from customers by virtue of their activity at the building. The mortgage loan bears interest at a rate per annum equal to the greater of 6.75% or LIBOR plus 4.75%, and matures in February 2009. The senior secured notes are secured by substantially all of our assets other than the building, including the equity interests of our subsidiaries, bear cash interest at 9.875% per annum and “payment in kind” interest at 3.625% per annum subject to adjustment upon satisfaction of specified financial tests, and mature in March 2009. In connection with these financings, we issued to these lenders warrants to purchase an aggregate of 2 million shares of our common stock at an average exercise price equal to $7.80 per share.

      On September 30, 2004, our Chairman and CEO repaid his outstanding $5 million loan from us by tendering to us approximately 770,000 shares of our common stock. As a result, we no longer guarantee any of his personal debt.
      In July 2004, we purchased an additional 30% interest in NAP de las Americas — Madrid, S.A. for approximately $1.4 million, increasing to 80% our equity interest in NAP Madrid.
Our Business
      We operate Internet exchange points from which we provide colocation, interconnection and managed services to the government and commercial sectors. Our Internet exchange point facilities, or IXs, are strategically located in Miami, Florida, Santa Clara, California, Madrid, Spain; and Sao Paulo, Brazil, and allow networks to interconnect and exchange Internet and telecommunications traffic. Our flagship facility, the NAP of the Americas, in Miami, Florida is designed and built to disaster-resistant standards with maximum security to house mission-critical systems infrastructure. Our secure presence in Miami, a key gateway to North American, Latin American and European telecommunications networks, has enabled us to establish customer relationships with U.S. federal government agencies, including the Department of State and the Department of Defense. We have been awarded sole-source contracts with the U.S. federal government which we believe will allow us to both penetrate further the government sector and continue to attract federal information technology providers. As a result of our fixed cost operating model, we believe that incremental customers and revenues will result in improved operating margins and increased profitability.
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
      We differentiate ourselves from our competitors through the security and strategic location of our facilities and our carrier-neutral model, which provides access to a critical mass of Internet and telecommunications connectivity. We are certified by the U.S. federal government to house several “Sensitive Compartmented Information Facilities,” or “SCIFs,” which are facilities that comply with federal government security standards and are staffed by our employees. Approximately 29% of our employees maintain an active federal government security clearance.
      The immediate proximity of our facilities to major fiber routes with access to North America, Latin America and Europe has attracted numerous telecommunications carriers, such as AT&T, Global Crossing, Latin America Nautilus (a business unit of Telecom Italia), Progress Telecom, Sprint Communications and T-Systems (a business unit of Deutsche Telecom), to colocate their equipment with us in order to better service their customers. This network density, which allows our customers to reduce their connectivity costs, combined with the security of our facilities, has attracted government sector customers, including Blackbird Technologies, the City of Coral Gables, Florida, the Diplomatic Telecommunications Service — Program Office (DTS-PO, a division of the U.S. Department of State), Miami-Dade County, Florida, SRA International and the United States Southern Command. Additionally, we have had success in attracting content providers and enterprises such as Google, Internap, Miniclip, NTT/ Verio, VeriSign, Bacardi USA, Corporacion Andina de Fomento, Florida International University, Intrado, Jackson Memorial Hospital of Miami and Steiner Leisure.
      Our principal executive office is located at 2601 South Bayshore Drive, Miami, Florida 33133. Our telephone number is (305) 856-3200.

Industry
      The Internet is a collection of many independent networks interconnected with each other to form a network of networks. Information that is to be transported over the Internet is divided into discreet identical sized packets that are transmitted over the primary Internet networks, known as backbones, and then reassembled at their destination where they are presented to the end user in the same form as the original information. However, not all Internet backbones reach all locations on the Internet. Therefore, users on different networks need to communicate with each other and transmit packets to each other through interconnection between these networks. To accommodate the fast growth of traffic over the Internet, an organized approach for network interconnection was needed. The exchange of traffic between these networks without payment became known as “peering”. When a fee is paid, it is referred to as “transit.” The points and places where these networks exchange traffic, or peer, with each other are known as Internet Exchanges, or IXs.
      Internet Exchanges, or IXs, are locations where two or more networks meet to interconnect and exchange Internet and data traffic (data, voice, images, video and all forms of digital telecommunications), much like air carriers meet at airports to exchange passengers and cargo. Instead of airlines and transportation companies, however, participation in IXs comes from telecommunications carriers, Internet service providers and large telecommunications and Internet users. Tier-1 IXs are locations where the primary Internet networks meet to access, exchange and distribute Internet traffic and, following the airport analogy, operate much like large, international airport passenger and cargo transportation terminals or “hubs.”
      Since the beginning of the Internet, major traffic aggregation and exchange points have developed around the world. The first four Tier-1 IXs were built in the United States in the early 1990’s to serve the northern part of the country, from East Coast to West Coast, and are located in New York, Washington D.C., Chicago and San Francisco. These IXs were built with sponsorship from the National Science Foundation in order to promote Internet development and used the existing infrastructures of telecommunication companies, to which ownership of the IXs was eventually transferred. These four Tier-1 IXs offered only connectivity services. Since that time, privately owned IXs have been developed, including the NAP of the Americas.
Value Proposition
      The combination of connectivity, neutrality and the quality of our facilities allows us to provide the following value proposition to our customers:

•	State-of-the-art facilities. Our facilities are constructed in order to meet high standards of security and provide 24x7 monitoring, on-site technical support and service level agreements that guarantee 100% uptime for power and cooling capabilities. Additionally, our Miami facility is designed to withstand a category 5 hurricane and houses equipment only above the second floor in order to prevent flood damage.

•	Carrier-neutrality. Carriers and other customers are willing to locate their equipment within our facility and use our professional managed services because we neither discriminate against nor give preference to any individual or group of customers.

•	Connectivity. Our customers can access any of the more than 90 network providers present at our facilities.

•	“Zero-Mile” Access. Because our facilities provide carrier-grade colocation space directly adjacent to the point at which the traffic is exchanged, there is effectively “zero” distance between the peering point and customers’ equipment, which reduces costs and points of failure and increases efficiency.

•	Outsourcing of Services. Because of our staff’s expertise, our customers find it more cost effective to contract us to design, deploy, operate, monitor and manage their equipment and networks at our facilities than to hire dedicated staff to perform those functions.

•	Lower Costs, Increased Efficiency and Quality of Service. The combination of these attributes helps our customers reduce their total costs by eliminating local loop charges to connect their facility to the peering point, backhaul charges to and from connecting points, and the cost of redundancy to mitigate risks associated with increased points of failure along these routes.

Our Strategy
      Key components of our strategy include the following:
      Deepen our relationships with existing customers. As of March 31, 2005, we have over 210 customers who have entered into agreements with us and are based in our NAP of the Americas facility and over 251 customers worldwide, including key contracts with agencies of the U.S. federal government and major enterprises. Due to the difficulties inherent in obtaining the qualifications and certifications required to conduct business with the U.S. federal government, we believe there are significant barriers to entry for competition which, coupled with our proven ability to secure government business through publicly awarded and sole-sourced contracts, increases the likelihood that we will be awarded additional contracts in the future. We also seek to enhance our relationships with our existing enterprise customers by selling additional colocation space, interconnections and related professional and managed services both directly and indirectly through partnerships and joint-ventures.
      Penetrate new sectors. Since 2000, we have built a strong customer base in the government, telecommunications carrier and information technology service provider sectors. In order to continue growing our revenues, we are targeting additional customer sectors, such as financial services, healthcare, technology and media and communications to which we can provide colocation, connectivity and exchange services as well as professional and managed services. We believe that our opportunity to penetrate these sectors is particularly strong due to specified information technology related requirements of new laws such as the Health Insurance Portability and Accountability Act, the USA Patriot Act and the Sarbanes-Oxley Act of 2002.
      Establish insertion points for network-based services. The combination of our core infrastructure, comprised of state-of-the-art facilities with substantial fiber connectivity, our technology and our customer base provides us with the ability to directly connect multiple network service providers to our platform giving them access to a wide array of managed services. We define these combinations as Services Insertion Pointtm locations. Our Services Insertion Pointtm locations allow network service providers to reduce the capital and operational costs for the delivery of their services while maintaining a high degree of quality and availability. They also provide technology manufacturers and service providers with the ability to deploy their technology in a centralized fashion, reducing the capital and operational costs of reaching multiple network service providers, enterprises and end consumers. The ability to access multiple carriers in a single location, or “zero mile connectivity,” available via our Exchange Point Services Platform, allows all our customers to be pre-connected to one another and insert and deliver services in a real time and cost effective manner.
      Maintain and establish a presence in strategic locations. In addition to our NAP of the Americas facility in Miami, Florida, we operate regional IXs in Madrid, Spain, Santa Clara, California; and Sao Paulo, Brazil. In comparison to our facility in Miami, our regional locations are smaller in size; our Miami facility represents 89% of our global footprint. These regional IXs are centrally managed from our Miami facility and require less capital to establish and manage than our primary facility. Our regional IXs enable us to offer enhanced services to existing customers by making colocation space, exchange point services and managed services available in more immediate proximity to their locations around the world. In addition, we are in the process of establishing operations in the Washington, D.C. area to support our customer-driven initiatives with the U.S. federal government. In response to the needs of our customers, we may establish and maintain Internet exchange points in additional locations deemed to be strategic.
Customers
      As of March 31, 2005, we have over 210 customers who have entered into agreements with us and are based in our NAP of the Americas facility and over 251 customers in total.

      Selected customers include:

Content and
Government and Federal Information	Carriers and Network	Service
Technology Service Providers	Providers	Providers	Enterprises

Blackbird Technologies	AT&T	Google	Bacardi USA
City of Coral Gables, Florida	Global Crossing	Internap	Citrix
DTS-PO*	Latin America	Miniclip	Corporación Andina de Fomento
Miami-Dade County, Florida	Nautilus**	NTT/Verio	Florida International University
SRA International	Progress Telecom	VeriSign	Intrado
United States Southern Command	Sprint Communications		Jackson Memorial Hospital
	T-Systems***		Steiner Leisure

*	Diplomatic Telecommunications Service — Program Office, a division of the U.S. Department of State.

**	A business unit of Telecom Italia.

***	A business unit of Deutsche Telecom.
      Customers typically sign renewable contracts of one or more years in length. During the year ended March 31, 2005, two of our customers, agencies of the U.S. federal government and Blackbird Technologies, constituted 42% and 12%, respectively, of our data center revenues.
Products and Services
      We provide the following types of products and services: Colocation, Exchange Point, and Managed and Professional Services.

Colocation Services:
      Our facilities provide the physical environment necessary to keep a customer’s Internet and telecommunications equipment up and running 24 hours a day, seven days a week. Our facilities are custom designed to exceed industry standards for electrical and environmental systems. In addition, we offer a wide range of physical security features, including biometric scanners, man traps, smoke detection, fire suppression systems, motion sensors, secured access, video camera surveillance and security breach alarms. High levels of reliability are achieved through a number of redundant subsystems including power and fiber connections from multiple sources. Depending on customer requirements, open racks, cabinets, or customized caged floor spaces are available to our customers for the housing of their mission critical equipment. We also offer SCIFs, which are facilities that comply with U.S. federal government security standards.

Exchange Point Service:
      Our Exchange Point Service Platform is designed to allow our customers to connect their networks and equipment with that of others in a flexible and cost-effective manner. Doing so allows them to reduce costs while enhancing the reliability and performance associated with the exchange of Internet and telecommunications traffic. Our Exchange Point Service Platform consists of a number of high speed optical/digital switches and routers, combined to create a total aggregate switching capacity that can grow to over 4.0 terabits per second. Our customers connect to the platform at speeds and protocols best suited to meet their particular needs. In addition to facilitating peering and transit agreements among our customers, our Exchange Point Platform allows our customers and partners to insert their managed services into the carrier networks connected to the platform. We currently offer the following Exchange Point Services:

•	Ethernet Exchange Service

Our Exchange Point Service Platform features a redundant and expandable Ethernet switch. This fully distributed switch promotes predictable application performance, increased network availability and decreased costs generated by the peering and transit agreements between and among our customers.

•	Optical Exchange Service

Our customers may choose to establish peering and transit relationships via private cross-connects on our advanced optical/digital switch.

•	Muxing and De-muxing Services

The transmission of multiple data signals over a single communication circuit is known as multiplexing or muxing. The separation of two or more signals previously combined by compatible multiplexing equipment is known as de-muxing. Our Muxing and De-muxing service allows customers to terminate any interface on the optical switch, regardless of their peering or transit agreements or cross-connect needs. This provides flexibility and growth in their network design.

•	International Gateway Services

Our Exchange Point Service Platform supports both foreign and domestic communications protocols which allow service providers the ability to transparently cross-connect data signals from around the globe, regardless of local country format.
Managed and Professional Services
      Our Managed Services are designed to support the core needs of network based systems, supplying performance monitoring, systems management and mission critical Internet protocol infrastructure. Our Professional Services focus on producing faster network response times, reducing implementation timelines, assisting customers in the provisioning process and with troubleshooting and maintenance. We currently offer the following Managed and Professional Services:

•	Network Operations Center Outsourcing

Our Network Operations Center, or NOC, service is a customer-outsourced service providing continuous 24-hour support, monitoring and managing all elements in our customer’s computing network. The service allows our customers to benefit from our investment in hardware, software tools and expertise, thereby allowing our customers to be supported by a NOC without requiring them to make significant investments in equipment and dedicated staff. The NAP of the Americas is equipped with two fully staffed NOCs, one serving our commercial sector customers and the other serving our Federal government sector customers.

•	Managed Router Service

Our Managed Router Service, or MRS, provides customers with an avenue for outsourcing their router management thereby eliminating the need for in-house router expertise and costly capital and maintenance expenses.

•	Managed Storage Service

Our Managed Storage Service is a fully managed Storage Area Network, or SAN, service. It provides our customers with an outsourced primary storage solution without the need for additional capital expenditures or in house staff expertise.

•	Managed Optical Extension Service

Our Managed Optical Extension Service provides all the network management and monitoring benefits of our Exchange Point Service Platform to remote customer locations. This includes remote configuration, alarm and performance management.

•	Advanced Network Monitoring Services

Advanced Network Monitoring Services provides continuous in-service monitoring of network performance for detecting degradation and its corresponding impact on the delivered quality of service.

•	Professional Outsourced Services

Our staff can provide full integration activities for all aspects of a customer-outsourced global project. Along with the planning, design and engineering related to the network and the general program management to control the project, we manage vendors, purchase equipment, receive, store and manage inventory, provision, test, ship, track, install, turn up, monitor and manage performance of the network and monitor and maintain equipment and services.

•	Installation Services

Our installation services specialists provide basic installation of our customers’ equipment. This service reduces our customers’ implementation times, and increases the productivity of our customers’ technical personnel, by avoiding costly downtime due to lack of materials and equipment management and project coordination.

•	Remote Hands and Smart Hands Service

Remote Hands and Smart Hands assists customers that need to remotely access their equipment to perform simple troubleshooting or minor maintenance tasks on a 24 hours per day, 7 days per week basis that do not require tools or equipment. Smart Hands enhances the Remote Hands service with more complex remote assistance using industry certified engineers for troubleshooting and maintenance. Remote Hands and Smart Hands services are available on demand or per contract.
Sales and Marketing
      Our sales and marketing objective is to achieve market penetration and brand name recognition by directly and indirectly targeting government and commercial customers.
      Government and Federal Information Technology Service Providers. We sell our products and services to the Federal, state and local governments and various Federal information technology service providers through our direct sales force. A number of our senior executives and sales professionals have Federal government security clearance and experience selling products and services in the public sector. Our relationships with Federal information technology service providers allow us to partner with them to provide our services to an expanded universe of potential public sector customers and have led to increased customers and revenues for us.
      Commercial. Our commercial sales effort is comprised of both direct and indirect sales channels. Our direct sales force is organized by industry sectors such as carriers and network providers, content and service providers and enterprises. We also have sales representatives at our facilities in Miami, Florida, Santa Clara, California, Sao Paulo, Brazil, and Madrid, Spain. We complement our direct sales operation through utilizing sales channels developed in partnership with certain of our customers and partners. Network service providers and carriers, for example, are given incentives to sell our products and services to their existing clients as a means to increasing the Internet or telecommunications traffic that travels across their own networks already located at our facilities.
      We also have a channel marketing program to promote our products and services to enterprises in various geographic locations. This sales force is supported by a team of trained support engineers who work with our sales executives and their customers to respond to customer questions and design a package of services that best meets the customer’s needs.
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
      We believe that carriers and Internet service providers have no need to be in two different Tier-1 IXs serving the same geographic area. Therefore, to the extent that carriers are located in our facilities and have already invested significant funds to establish their presence at those facilities; this is an incentive for them to remain our customers. In addition, a competing Tier-1 IX would require the backing of carriers and Internet service providers serving this area, many of which are already our customers.
      However, our current and potential competition includes:
      Internet data centers operated by established U.S., Brazilian and Spanish communications carriers such as AT&T, Qwest, Embratel and Telefonica. Unlike the major network providers, which constructed data centers primarily to help sell bandwidth, we have aggregated multiple networks in one location, which we believe provides diversity, competitive prices and high performance. Carrier operated data centers only provide one choice of carrier and generally require capacity minimums as part of their pricing structures. Our IXs provide access to a choice of carriers and allow our customers to negotiate the best prices with a number of carriers resulting in better economics and redundancy.
      U.S. IXs such as MAE West and carrier operated IXs. IXs are typically older facilities, and their operators may lack the incentive to upgrade the infrastructure in order to scale with traffic growth. In contrast, we provide secure facilities with 24-hour support and a full range of network and managed services.
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
Employees
      As of March 31, 2005, we had 192 full-time employees in the United States. Of these employees, 119 were in data center operations, 30 were in sales and marketing and 43 were in general and administrative. These numbers include eight employees in Brazil and four in Spain.
      Our employees are not represented by a labor union and are not covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Where You Can Find Additional Information
      We file annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any documents that we have filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our Securities and Exchange Commission filings are also available to the public at the Securities and Exchange Commission’s website at http://www.sec.gov. In addition, we make available free of charge on or through our Internet website, http://www.terremark.com under “Investor Relations”, all of the annual, quarterly and special reports, proxy statements, Section 16 insider holding reports on Form 3, Form 4 and Form 5 and amendments to these reports and other information we file with the SEC. Additionally, our board committee charters and code of ethics are available on our website and in print to any shareholder who requests them. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

ITEM 2.	PROPERTIES.
      From February 3, 2001 until December 31, 2004, we owned a 0.84% interest in Technology Center of the Americas, LLC, which we refer to as TECOTA, the entity that owns the 750,000 square foot building in which the NAP of the Americas is housed. On December 31, 2004, we purchased the remaining 99.16% equity interests in TECOTA and TECOTA became our wholly-owned subsidiary.
      In Sao Paulo, Brazil, we lease approximately 3,400 feet at a Hewlett Packard data center. Annual rent is approximately $50,000. The term of the lease commenced in October 2003 and is for 18 years.
      In Santa Clara, California, we lease approximately 40,000 square feet for a colocation facility. The term of the lease commenced in January 2001 and is for 20 years. Annual rent is approximately $1,500,000. We are responsible for real estate taxes and property and casualty insurance expenses which in the aggregate amount to approximately $46,000 annually.
      We also lease approximately 16,900 square feet for our corporate office in Miami, Florida. The lease was renewed for three years effective April 1, 2005. Annual rent is approximately $542,000. We are also responsible for our share of common area maintenance expenses and real estate taxes.
      We lease an additional 12,000 square feet for office space in Miami, Florida. Annual rent is approximately $220,000. The term of the lease commenced in February 2001 and is for five years.
      In Herndon, Virginia we lease approximately 18,600 square feet. Annual base rent increases each calendar year and ranges from approximately $204,000 in the first year to approximately $264,000 during the year in which the lease expires. The term of the lease commenced on February 3, 2005 and is for 10 years. We are also responsible for our share of common area maintenance expenses, real estate taxes and insurance costs.
      On February 4, 2005, we entered into a lease agreement with Global Switch Property Madrid, S.L. for the facility in Madrid, Spain which houses the NAP of the Americas-Madrid. The annual rent under this lease is approximately 800,000 Euros ($1.0 million at the March 31, 2005 exchange rate) exclusive of value added tax. Payment of rent under the lease agreement commenced in March 2005, and the initial term of the lease expires on December 25, 2015.
      In London, England, we lease approximately 500 square feet at a data center. Monthly base rent is approximately $13,200, and we have an option to lease an additional 500 square feet at the same monthly base rent. The term of the lease is for three years and expires on March 31, 2008 with an option to extend the term for one additional year at the same rent.
      In Frankfurt, Germany, we lease approximately 500 square feet at a data center. Monthly base rent is approximately $10,811, and we have an option to lease an additional 500 square feet at the same monthly base rent. The term of the lease is for three years and expires on March 31, 2008 with an option to extend the term for one additional year at the same rent.

ITEM 3.	LEGAL PROCEEDINGS.
      In the ordinary course of conducting our business, we become involved in various legal actions and other claims. Litigation is subject to many uncertainties and we may be unable to accurately predict the outcome of individual litigated matters. Some of these matters possibly may be decided unfavorably to us. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not be material. Currently, there is no pending litigation involving the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
      No matters were submitted to a vote of our stockholders during the three months ended March 31, 2005.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock and Preferred Stock Information
      Our common stock, par value $0.001 per share, is quoted under the symbol “TWW” on the American Stock Exchange. On May 16, 2005, our stockholders approved and we implemented, effective as of the same date, a one-for-ten reverse split of our common stock. The reverse stock split was effective at the end of business on May 16, 2005 for all of our common stockholders of record as of such date.
      As of May 16, 2005, under our amended and restated certificate of incorporation, we had the authority to issue:

•	100,000,000 shares of common stock, par value $0.001 per share; and

•	10,000,000 shares of preferred stock, par value $0.001 per share, which are issuable in series on terms to be determined by our board of directors, of which 5,882 shares are designated as series H convertible preferred stock and 600 shares are designated as series I convertible preferred stock.
      As of May 16, 2005:

•	42,745,283 shares of our common stock were outstanding;

•	294 shares of our series H convertible preferred stock were outstanding and held by one holder of record. Each share of series H convertible preferred stock may be converted into 100 shares of our common stock; and

•	384 shares of our series I convertible preferred stock were outstanding. Each share of series I convertible preferred stock may be converted into 3,333 shares of our common stock.
      We believe that, as of May 16, 2005, there were at least 7,300 beneficial owners of our common stock and approximately 370 holders of record.
      The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock on the American Stock Exchange. Quotations are based on actual transactions and not bid prices:

	Prices

Fiscal Year 2005 Quarter Ended	High	Low

June 30, 2004	$10.90	$6.10
September 30, 2004	8.40	6.00
December 31, 2004	7.50	5.50
March 31, 2005	8.40	5.90

	Prices

Fiscal Year 2004 Quarter Ended	High	Low

June 30, 2003	$12.10	$3.30
September 30, 2003	10.00	5.30
December 31, 2003	7.80	5.20
March 31, 2004	9.40	6.00
Dividend Policy
      Holders of our common stock are entitled to receive dividends or other distributions when and if declared by our board of directors. In addition, our 9% senior convertible notes contain contingent interest provisions which allow the holders of the 9% senior convertible notes to participate in any dividends declared on our common stock. Further, our Series H and I preferred stock contain participation rights which entitle the holders to received dividends in the events we declare dividends on our common stock. The right of our board of directors to declare dividends, however, is subject to any rights of the holders of other classes of our capital stock and the availability of sufficient funds under Delaware law to pay dividends. Our mortgage loan with Citigroup and the terms of our senior secured notes limit our ability to pay dividends. We do not anticipate paying cash dividends on our common stock in the foreseeable future.
Recent Sales of Unregistered Securities
      On April 6, 2005, we issued warrants to purchase 7,200 shares of our common stock at an exercise price equal to $6.90 per share to RCG Capital Markets Group, Inc. pursuant to a prior agreement in connection with RCG providing investor relations consulting services to us.
      On March 1, 2005, we issued warrants to purchase 10,000 shares of our common stock at an exercise price equal to $7.20 per share to Aperture Research, Inc. in connection with Aperture providing consulting services to us in the areas of network architecture and design, deployment and operation of service provider platforms, optical network architecture, network and system integration efforts, voice and multimedia networking, and security.
      On December 31, 2004, as part of the financing for our purchase of TECOTA, we issued and sold 306,044 shares of our common stock valued at $2.0 million to Falcon Mezzanine Partners, L.P. and its co-investment partners, Stichting Pensioenfonds Voor De Gezondheid, Geestelijke En Maatschappelijke Belangen and Stichting Pensioenfonds ABP, two funds affiliated with AlpInvest Partners. We refer to Falcon and its co-investors, collectively, as the Falcon investors. Also, in connection with these financings, we issued to Citigroup Global Markets Realty Corp., our senior lender, for no additional consideration, warrants to purchase an aggregate of 500,000 shares of our common stock. These warrants expire on December 31, 2011 and are divided into four equal tranches that differ only in respect of the applicable exercise prices, which are $6.80, $7.40, $8.10 and $8.70, respectively. We also issued to the Falcon investors, for no additional consideration, warrants to purchase an aggregate of 1.5 million shares of our common stock. These warrants expire on December 30, 2011 and are divided into four equal tranches that differ only in respect of the applicable exercise prices, which are $6.90, $7.50, $8.20 and $8.80, respectively. On April 14, 2005, the United States Securities and Exchange Commission declared effective a registration statement covering these warrants and shares.
      On September 30, 2004, our Chairman and CEO repaid his outstanding $5 million loan from us, plus accrued interest, by tendering to us approximately 770,000 shares of Terremark common stock. The 770,000 shares tendered to us were immediately retired. These shares were valued at $6.50 per share by our Board of Directors. As a result, we recognized an expense of approximately $77,000 which represents the difference between our estimated value of the shares tendered and the $6.40 closing price of our common stock on September 28, 2004, the date the agreement to tender the 770,000 shares was approved by our Board.
      On June 14, 2004, we privately placed $86.25 million in aggregate principal amount of 9% senior convertible notes due June 15, 2009 at 100% of the face value of the notes. The initial purchaser was

McMahan Securities Co. L.P. We used a portion of the net proceeds from this offering to pay all of our previously outstanding debt. The balance of the proceeds will be used for possible acquisitions and for general corporate purposes, including working capital and capital expenditures. The notes are convertible at the option of the holders into our common stock at $12.50 per share. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for the impact of this transaction on our financial condition. We agreed to file a registration statement to cover resales of the notes and the common stock issuable upon conversion of the notes by September 12, 2004 and to have that registration statement declared effective by December 11, 2004. We filed a registration statement covering the notes and the common stock with the Securities and Exchange Commission on December 10, 2004, which was declared effective by the commission on December 21, 2004. As a result, we were required to pay liquidated damages to the noteholders equal to one-half of one percent (50 basis points) per annum per $1,000 principal amount of the notes. These damages stopped accruing on December 10, 2004, but resumed when the registration statement was not declared effective by December 11, 2004 and extended to December 21, 2004. Ultimately, we incurred and paid approximately $118,000 of damages due to the late filing of this registration statement. In connection with the offering, we paid McMahan Securities Co. L.P. approximately $5.3 million in fees and commissions and delivered to it a warrant to purchase 181,579 shares of our common stock at $9.50 per share, which expires on June 14, 2007.
      In May 2004, we issued three senior secured promissory notes in favor of Veritas High Yield Arbitrage I Fund, LLC, Veritas High Yield Arbitrage II Fund, LLC, and Veritas High Yield Arbitrage Fund, (Bermuda) Ltd., whom we refer to as the Veritas lenders, for the aggregate amount of $5.2 million. The notes accrued interest at 12% per annum, were payable monthly based on original face amount, and were set to mature on October 29, 2004, with prepayment permitted without penalty after the first month. The notes were paid in full in June 2004. In connection with the issuance of these secured notes, we also issued warrants to purchase 20,000 shares of our common stock in favor of the Veritas lenders with a strike price of $0.10, which expire two years after the effective date of the registration statement for the underlying common stock. We agreed to file a registration statement covering the shares of common stock underlying the warrants and to use our best efforts to cause the registration statement to become effective by August 15, 2004. Since we had not filed this registration statement as of August 15, 2004, we were required by the terms of the warrants to place 20,000 registered shares of common stock in escrow. Prior to our being able to arrange this escrow, the Veritas lenders exercised their warrants. In order to comply with the warrant exercise, we asked Miguel Rosenfeld, one of our directors, to transfer 20,000 registered shares to the Veritas lenders in exchange for our agreement to issue to him 20,000 unregistered shares which we agreed to register in the future. We paid a finder’s fee of $130,000 to McMahan Securities Co. L.P. in connection with the issuance of notes and warrants to the Veritas lenders. There is certain common ownership between the Veritas lenders and McMahan Securities Co. L.P.
      On March 31, 2004, we issued 400 shares of series I convertible preferred stock for $7.3 million in cash and $2.7 million in promissory notes and other receivables, together with warrants to purchase 280,000 shares of our common stock. We have collected all amounts due under the promissory notes. The series I preferred stock is convertible into shares of our common stock at $7.50 per share. In January 2007, the series I preferred stock dividend rate will increase to 10% per year until January 2009 when it increases to 12%. Dividends are payable quarterly in shares of our common stock or cash, at our discretion. We have the right to redeem the series I preferred stock at $25,000 per share plus accrued dividends at any time after December 31, 2004. As of March 31, 2005, holders of an aggregate of 17 shares of the series I preferred stock have converted their shares into 55,333 shares of our common stock.
      These offers and sales of our securities were exempt from the registration requirements of the Securities Act, as the securities were sold to accredited investors pursuant to Regulation D and to non-United States persons in offshore transactions pursuant to Regulation S.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.
      The following selected consolidated annual financial statement data has been derived from our audited Consolidated Financial Statements. The data set forth below should be read in conjunction with “Manage-

ment’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes included elsewhere herein.

	Twelve Months Ended March 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands except per share data)
Results of Operations:
Data center(1)	$46,818	$17,034	$11,033	$3,216	$253
Real estate services	1,330	1,179	3,661	12,656	39,894

Total revenue	48,148	18,213	14,694	15,872	40,147

Data center operations expenses	36,310	16,413	11,235	11,231	1,223
Construction contract expenses	809	918	2,968	7,398	20,347
Other expenses	20,888	23,373	41,718	54,615	39,950

Total expenses	58,007	40,704	55,921	73,244	61,520

Net loss	(9,859)	(22,491)	(41,227)	(57,372)	(21,373)
Loss from discontinued operations	—	—	—	—	(82,627)
Non-cash preferred dividend	(915)	(1,158)	(160)	(160)	(160)

Net loss attributable to common shareholders	$(10,774)	$(23,649)	$(41,387)	$(57,532)	$(104,160)

Loss from continuing operations per common share(2)	$(0.31)	$(0.78)	$(1.76)	$(2.90)	$(1.10)
Loss from discontinued operations per common share(2)	—	—	—	—	(4.40)

Net loss per common share(2)	$(0.31)	$(0.78)	$(1.76)	$(2.90)	$(5.50)

	Twelve Months Ended March 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Financial condition:(3)
Property and equipment, net	$123,406	$53,898	$54,483	$61,089	$25,066
Total assets	208,906	77,433	69,602	81,024	78,069
Long term obligations(4)(5)	149,734	78,525	74,524	38,210	16,462
Stockholders’ equity (deficit)(6)	40,176	(22,720)	(46,461)	(49,276)	11,163

(1)	Amount includes contract termination fees for the years ended March 31, 2004 and 2003 of $422 and $1,095, respectively.

(2)	Earnings per share have been adjusted to reflect the one-for-ten reverse stock split effective May 16, 2005.

(3)	See “Management’s discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

(4)	Long term obligations include mortgage payable less current portion, convertible debt less current portion, estimated fair value of derivatives embedded within convertible debt, deferred rent, deferred revenue, unearned interest under capital lease obligations, capital lease obligations less current portion, notes payable less current portion, and redeemable preferred stock.

(5)	Long term obligations as of March 31, 2005, 2004, 2004 and 2002 include $500 thousand in redeemable convertible preferred stock plus accrued dividends.

(6)	Stockholders’ equity as of March 31, 2000 includes approximately $4,777 in convertible preferred stock.

      The quarterly selected financial statement data set forth below has been derived from our unaudited condensed consolidated financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere herein.
      The “Restated” amounts set forth below for the three months ended June 30, 2004 reflect the restatement of certain amounts associated with the valuation of our 9% senior convertible notes and the related derivative embedded within these notes.

	Three Months Ended

				June 30
	March 31	December 31	September 30	2004
	2005	2004	2004	(Restated)

	(Dollars in thousands except per share data)
Data center	$13,472	$18,320	$7,915	$7,111
Real estate services	—	242	303	784

Total revenue	13,472	18,562	8,218	7,895

Data center operations expenses	8,506	15,382	6,465	5,737
Construction contract expenses	(319)	180	243	705
Other expenses	12,094	8,288	(1,304)	2,030

Total expenses	20,281	23,850	5,404	8,472

Loss from continued operations	(6,809)	(5,288)	2,814	(577)
Non-cash preferred dividend	(193)	(235)	(245)	(242)

Net income (loss) attributable to common shareholders	$(7,002)	$(5,523)	$2,569	$(819)

Net income (loss) per common share	$(0.19)	$(0.16)	$0.07	$(0.02)

	March 31	December 31	September 30	June 30
	2004	2003	2003	2003

	(Dollars in thousands except per share data)
Revenue	$5,858	$4,865	$4,049	$3,441

Data center operations expenses	5,243	4,664	3,950	2,556
Construction contract expenses	581	229	62	46
Other expenses	5,496	9,124	10,844	(2,091)

Total expenses	11,320	14,017	14,856	511

Loss from continued operations	(5,462)	(9,152)	(10,807)	2,930
Non-cash preferred dividend	(1,038)	(40)	(40)	(40)

Net income (loss) attributable to common shareholders	$(6,500)	$(9,192)	$(10,847)	$2,890

Net income (loss) per common share	$(0.21)	$(0.30)	$(0.35)	$0.10

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
      This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 based on our current expectations, assumptions, and estimates about us and our industry. These forward-looking statements involve risks and uncertainties. Words such as “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. All statements other than statements of historical facts, including, among others, statements regarding our future financial position, business strategy, projected levels of growth, projected costs and projected financing needs, are forward-looking statements. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several important factors including, without limitation, a history of losses, competitive factors, uncertainties inherent in government contracting, concentration of business with a small number of clients, the ability to service debt, substantial leverage, material weaknesses in our internal controls and our disclosure controls, energy costs, the interest rate environment, one-time events and other factors more fully described in “Risk Factors” and elsewhere in this report. The forward-looking statements made in this report relate only to events as of the date on which the statements are made. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely upon forward-looking statements as predictions of future events. Except as required by applicable law, including the securities laws of the United States, and the rules and regulations of the Securities and Exchange Commission, we do not plan and assume no obligation to publicly update or revise any forward-looking statements contained herein after the date of this report, whether as a result of any new information, future events or otherwise.
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
      Management believes the following significant accounting policies, among others, affect its judgments and estimates used in the preparation of its consolidated financial statements:

•	revenue recognition and allowance for bad debt;

•	derivatives;

•	accounting for income taxes;

•	impairment of long-lived assets;

•	stock-based compensation; and

•	goodwill.

Revenue Recognition and Allowance for Bad Debts
      Data center revenues consist of monthly recurring fees for colocation, exchange point, and managed and professional services fees. It also includes monthly rental income for unimproved space in our Miami facility. Revenues from colocation and exchange point services, as well as rental income for unimproved space, are recognized ratably over the term of the contract. Installation fees are deferred and recognized ratably over the term of the related contract. Managed and professional services fees are recognized in the period in which the services are provided.
      From time to time, we enter into outright sales or sales-type lease contracts for technology infrastructure build-outs that include procurement, installation and configuration of specialized equipment. Due to the typically short-term nature of these types of services, we record revenues under the completed contract method, whereby costs and related amounts are deferred in the balance sheet until services are delivered and accepted by the customer. Contract costs deferred are costs incurred for assets, such as costs for the purchase of materials and production equipment, under fixed-price contracts. For these types of services, labor and other general and administrative costs are not significant and are included as period charges.
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
      Revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. We assess collection based on a number of factors, including transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from customers. If we determine that collection is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. We account for data center revenues in accordance with Emerging Issues Task Force Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” which provides guidance on separating multiple element revenue arrangements into separate units of accounting. As of March 31, 2005 and 2004, our accounts receivable amounted to $4,388,889 and $3,577,144, respectively, and were net of allowance for doubtful accounts of approximately $200,000 each year.
      Revenues from construction contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. This method is used because management considers costs incurred to be the best measure of progress on these contracts. The duration of a construction contract generally exceeds one year. Billings in excess of costs and estimated earnings on uncompleted contracts are classified as other liabilities and represent billings in excess of revenues recognized. Construction contract expense costs include all direct material and labor costs and indirect costs related to contract performance such as indirect labor, supplies, tools, repairs, bad debt and depreciation. Provisions for estimated losses on uncompleted contracts are made in the period in which losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions can be reasonably estimated. Accordingly, it is possible that our current estimates relating to completion cost and profitability of our uncompleted contracts will vary from actual results. Excluding depreciation, profit margins (revenue from construction contract and fees less construction contract expenses) on construction contracts for the years ended March 31, 2005, 2004 and 2003 were $520,154, $261,340 and $692,576, respectively.
      We analyze current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of our allowance for bad debts.

Derivatives
      We do not hold or issue derivative instruments for trading purposes. However, our 9% senior convertible notes due June 15, 2009 contain embedded derivatives that require separate valuation from the notes. We recognize these derivatives as liabilities on our balance sheet and measure them at their estimated fair value, and recognize changes in their estimated fair value in earnings in the period of change. We estimated that the embedded derivatives had an initial estimated fair value of approximately $35,480,000 and as of March 31, 2005, an estimated fair value of approximately $20,116,618. The embedded derivatives derive their value primarily based on changes in the price and volatility of our common stock. The closing price of our common stock decreased to $6.50 as of March 31, 2005 from $9.30 per share as of the initial valuation date. As a result, during the year ended March 31, 2005, we recognized a gain of $15.3 million due to the change in estimated fair value of the embedded derivatives.
      With the assistance of a third party we estimate the fair value of our embedded derivatives using available market information and appropriate valuation methodologies. These embedded derivatives derive their value primarily based on changes in the price and volatility of our common stock. Over the life of the notes, given the historical volatility of our common stock, changes in the estimated fair value of the embedded derivatives are expected to have a material effect on our results of operations. Furthermore, we have estimated the fair value of these embedded derivatives using a theoretical model based on the historical volatility of our common stock of 72% as of March 31, 2005. If an active trading market develops for the notes or we are able to find comparable market data, we may in the future be able to use actual market data to adjust the estimated fair value of these embedded derivatives. Such adjustment could be significant and would be accounted for prospectively.
      On December 31, 2004, we paid $100,000 to enter into a rate cap protection agreement, a derivative hedge against increases in interest rates. The agreement caps interest rates on the $49 million mortgage payable for the four-year period for which the rate cap protection is in effect. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive loss, a separate component of stockholders’ equity (deficit), and reclassified into earnings in the period during which the hedge transaction affects earnings. The portion of the hedge which is not effective is immediately reflected in other income and expenses. The Management will assess, at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows of the hedged transaction. Any change in fair value resulting from ineffectiveness will be recognized in current period earnings. See “Quantitative and Qualitative Disclosures About Market Risk.”

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
      We currently have provided for a full valuation allowance against our net deferred tax assets. Based on the available objective evidence, management does not believe it is more likely than not that the net deferred tax assets will be realizable in the future. Should we determine that we would be able to realize our deferred tax assets in the foreseeable future, an adjustment to the valuation allowance would benefit net income in the period in which such determination is made.
      Our federal and state net operating loss carryforwards, amounting to approximately $171.3 million, begin to expire in 2011. Utilization of the net operating losses generated prior to the AmTec merger may be limited by the Internal Revenue Code. Should we determine that we would be able to realize our deferred tax assets in the foreseeable future, an adjustment to the deferred tax assets would increase income in the period such determination is made.

Impairment of Long-Lived Assets
      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events and circumstances include, but are not limited to, prolonged industry downturns, significant decline in our market value and significant reductions in our projected cash flows. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of the number of additional customer contracts, profit margins, terminal growth rates and discounted rates. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.
      As of March 31, 2005 and 2004, our long-lived assets, including property and equipment, net and identifiable intangible assets, totaled $133.4 million and $63.9 million, respectively. For the year ended 2003, we recognized impairment charges amounting to approximately $4.0 million.

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
      As explained under the New Accounting Pronouncement Section of this document, in December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” which is effective after April 1, 2006 in Terremark’s case. Management is currently considering the financial accounting, income tax and internal control implications of SFAS No. 123(R).

Goodwill
      Goodwill and intangible assets that have indefinite lives are not amortized but rather are tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The goodwill impairment test involves a two-step approach. Initially the fair values of the reporting units are compared with their carrying amount, including goodwill, to identify potential impairment. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for the excess, if any, of the carrying value of goodwill over the implied fair value of goodwill. Intangible assets that have finite useful lives continue to be amortized over their useful lives.
      As of March 31, 2005 and 2004, our goodwill totaled approximately $10 million. We performed our annual tests for impairment in the quarters ended March 31, 2005 and 2004, and concluded that there were no impairments.
Results of Operations

Results of Operations for the Year Ended March 31, 2005 as Compared to the Year Ended March 31, 2004.
      Revenue. The following charts provide certain information with respect to our revenues:

	For the Year
	Ended
	March 31,

	2005	2004

U.S. Operations	99%	99%
Outside U.S.	1%	1%

	100%	100%
Data center	97%	94%
Construction contract and fee revenue	3%	6%

	100%	100%

      Data center revenues consist of:

	For the Year Ended March 31,

	2005		2004

Colocation	$21,402,860	61%	$9,861,638	58%
Exchange point services	4,564,283	13%	3,571,709	21%
Managed and professional services	9,017,282	26%	3,179,264	19%
Other	918	0%	421,766	2%

	$34,985,343	100%	$17,034,377	100%

Technology infrastructure buildouts	11,832,745		—

Total data center revenues	$46,818,088		$17,034,377

      The increase in data center revenues was mainly attributable to an increase in our deployed customer base and the completion of three technology infrastructure projects. The increase in revenues from collocation, exchange point services and managed and professional services was primarily the result of growth in our deployed customer base from 152 customers as of March 31, 2004 to 210 customers as of March 31, 2005 and the increase in mix of data center service revenues derived from managed and professional services from 19% to 26% for the year ended March 31, 2004 and 2005, respectively.
      Data center revenues consist of:

•	colocation services, such as leasing of space and provisioning of power;

•	exchange point services, such as peering and cross connects;

•	managed and professional services, such as network management, network monitoring, other network operating center services, procurement of connectivity, managed router services, and technical support and consulting

•	technology infrastructure build-outs which represent turnkey design and installation of technology infrastructure for existing customers.
      During the year ended March 31, 2005, we completed three technology infrastructure build-outs under U.S. federal government contracts that included the procurement, installation and configuration of specialized equipment at the NAP of the Americas facility in Miami. Under the completed contract method, we recognized approximately $11.8 million as technology infrastructure build-outs revenue upon delivery to, and formal acceptance by, the customer. As a result, the percentage of data center revenues derived from the U.S. federal government increased to 42% for the year ended March 31, 2005 from 13% for the year ended March 31, 2004.
      Our utilization of total net colocation space increased to 8.3% as of March 31, 2005 from 6.5% as of March 31, 2004. Our utilization of total net colocation space represents the percentage of space billed versus total space available for customers. On December 31, 2004, we purchased TECOTA, the entity that owns the 750,000 square feet building in which the NAP of the Americas is housed. Prior to this acquisition, we leased 240,000 square feet of the building. For comparative purposes, total space available to customers includes our estimate of available space to customers in the entire building for both March 31, 2005 and 2004.
      The increase in exchange point services is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased to 2,505 as of March 31, 2005 from 1,417 as of March 31, 2004 driven by growth in our customer base and in the number of cross connects per customer.
      The increase in managed and professional services is mainly due to an increase of approximately $5.0 million in managed services provided under U.S. federal government contracts.
      We anticipate an increase in revenue from colocation exchange point and managed and professional services as we add more customers, sell additional services to existing customers and introduce new products and services. We anticipate that the percentage of revenue derived from federal government customers will fluctuate depending on the timing of exercise of expansion options under existing contracts and the rate at which we sell additional services to the public sector.
      Construction Contract and Fee Revenue. Construction contract revenue increased $150,000 to $1.33 million for the year ended March 31, 2005 from $1.18 million for the year ended March 31, 2004. We completed one construction contract in the year ended March 31, 2005, and as of that date, we have no construction contracts in process. Due to our opportunistic approach to our construction business, we expect revenues from construction contracts to significantly fluctuate year to year.
      Data Center Operations Expenses. Data center operations expenses increased $19.7 million, to $36.1 million for the years ended March 31, 2005 from $16.4 million for the year ended March 31, 2004. Data center operations expenses consist mainly of procurement of equipment, rent, operations personnel, property taxes, electricity, chilled water and connectivity and security services. The increase in total data center operations expenses is mainly due to increases of approximately $11.8 million related to technology infrastructure build-outs, $4.6 million in personnel costs, $1.4 million in rent, and $2.5 million in connectivity costs.
      In connection with the three completed technology infrastructure build-outs, we incurred $11.8 million in direct costs, including the purchase of specialized equipment. Under the completed contract method, these contract costs were deferred until our delivery to, and acceptance by, the customer in the quarters ended December 31, 2004 and March 31, 2005.
      The increase in personnel costs is mainly due to an increase in operations and engineering staff levels. Our staff levels increased to 119 employees as of March 31, 2005 from 75 as of March 31, 2004, which resulted in a $3.8 million increase in base payroll and relocation expenses of approximately $200,000. The increase in employees is mainly attributable to the hiring of personnel with the required security clearances to work under existing and anticipated government contracts. Incentive bonuses expense totaled approximately $607,000 during the year ended March 31, 2005. There were no incentive bonuses in the year ended March 31, 2004.
      The increase in rent expense is mainly due to new leases in Brazil and Spain and the leasing of additional space in the building where the NAP of the Americas is housed for nine months ended December 31, 2004. As a result of our December 31, 2004 acquisition of TECOTA, we will no longer have rent expense related to this facility. Because of the July 2003 opening of our facilities in California, we recorded in the year ended March 31, 2005 our first full year of rent expense.
      The increase in the procurement of connectivity is due to an increase in services provided by us to the U.S. federal government. We anticipate that some data center expenses, principally electricity, chilled water, and costs related to managed services will increase as we provide additional services to existing customers and introduce new products and services. Personnel costs will also increase as we continue to increase our team of employees with government security clearances in anticipation of additional U.S. federal government contracts.
      Construction Contract Expenses. Construction contract expenses decreased $109,000 in the year ended March 31, 2005 to $809,000 from $918,000 for the year ended March 31, 2004. The increase is proportionately lower than the increase in construction revenues due to better margins.
      Sales and Marketing Expenses. Sales and marketing expenses increased $2.0 million to $5.4 million for the year ended March 31, 2005 from $3.4 million for the year ended March 31, 2004. The most significant components of the increase in sales and marketing expenses are personnel costs, including sales commissions resulting from increases in staff levels (from 20 employees as of March 31, 2004 to 30 employees as of March 31, 2005) and higher commissions resulting from increased revenues.
      General and Administrative Expenses. Excluding non-cash stock based compensation charges of $2.2 million in the year ended March 31, 2004, general and administrative expenses increased $2.1 million or 18% to $13.2 million for the year ended March 31, 2005 from $11.1 million for the year ended March 31, 2004. The increase was due to an additional $1.3 million in consulting and accounting fees, and $602,000 in travel expenses. The increase in consulting and accounting fees is mainly due to additional SEC reporting and

Sarbanes-Oxley compliance work. Increase in travel expenses is mainly due to increased travel to our facilities in Madrid, Corvin and Sao Paulo.
      We recognized a non-cash, stock-based compensation charge of $2.2 million in the year ended March 31, 2004 in connection with the change in our employment relationship with a former officer.
      Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.0 million to $5.7 million for the year ended March 31, 2005 from $4.7 million for the year ended March 31, 2004. The increase was due to additions to building and improvements acquired as part of the TECOTA purchase.
      Impairment of Long-lived Assets. During the year ended March 31, 2005, we wrote off $813,000 related to equipment that is considered obsolete.
      Change in Fair Value of Derivatives Embedded within Convertible Debt. Our 9% senior convertible notes due June 15, 2009 contain embedded derivatives that require separate valuation from the senior convertible notes. We recognize these embedded derivatives as a liability in our balance sheet, measure them at their estimated fair value and recognize changes in the estimated fair value of the derivative instruments in earnings. We estimated that the embedded derivatives had an initial estimated fair value of approximately $35,480,000 and a March 31, 2005 estimated fair value of approximately $20,100,000. The embedded derivatives derive their value primarily based on changes in the price and volatility of our common stock. The closing price of our common stock decreased to $6.50 on March 31, 2005 from $9.30 per share as of the initial valuation date. As a result, during the year ended March 31, 2005, we recognized a $15.3 million gain from the change in estimated fair value of the embedded derivatives. Over the life of the senior convertible notes, given the historical volatility of our common stock, changes in the estimated fair value of the embedded derivatives are expected to have a material effect on our results of operations. The estimated fair value of the embedded derivatives increases as the price of our common stock increases. See “Quantitative and Qualitative Disclosures about Market Risk.” Furthermore, we have estimated the fair value of these embedded derivatives using a theoretical model based on the historical volatility of our common stock of (72% as of March 31, 2005) over the past year. If a market develops for our senior convertible notes or we are able to find comparable market data, we may be able to use in the future market data to adjust our historical volatility by other factors such as trading volume and our estimated fair value of these embedded derivatives could be significantly different. Any such adjustment would be made prospectively. During the year ended March 31, 2004, we did not have any embedded derivatives.
      Gain on Debt Restructuring and Conversion. During the year ended March 31, 2005, as a result of the extinguishment of notes payable and convertible debentures, we recognized a gain totaling $3.4 million, representing the recognition of the unamortized balance of a debt restructuring deferred gain and the write off of debt issuance costs, net of an early redemption premium payment. During the year ended March 31, 2004, we recognized a non-cash gain of $8.5 million related to financing transactions whereby $21.6 million of our construction payables plus $1.0 million in accrued interest was converted to 3,010,000 shares of our common stock with a $14.1 million market value upon conversion.
      Interest Expense. During the year ended March 31, 2005, interest expense increased $852,000 from $14.6 million for the year ended March 31, 2004 to $15.5 million for the year ended March 31, 2005. This increase was due to additional debt incurred for the December 31, 2004 acquisition of TECOTA, partially offset by a decrease in the average interest rate of our borrowings.
      Net Loss. Our net loss decreased from $22.5 million for the year ended March 31, 2004 to 9.9 million for the year ended March 31, 2005. The decrease is mainly due to the change in the estimated fair value of the embedded derivative of $15.2 million for the year ended March 31, 2005.
      The net loss is primarily the result of insufficient revenues to cover our operating and interest expenses. We expect to generate net losses until we reach required levels of monthly revenues.

Results of Operations for the Year Ended March 31, 2004 as Compared to the Year Ended March 31, 2003
      Revenue. The following charts provide certain information with respect to our revenues:

	For the
	Twelve Months
	Ended
	March 31,

	2004	2003

Revenue
U.S.	99%	98%
Outside US	1%	2%

	100%	100%

Data center	94%	75%
Construction contract and fee revenue	6%	25%

	100%	100%

      Data center revenues consist of:

	For the Twelve Months Ended March 31,

	2004		2003

Colocation	$9,861,638	58%	$6,020,779	55%
Exchange point services	3,571,709	21%	2,125,370	19%
Managed and professional services	3,179,264	19%	1,791,750	16%
Contract termination fee	421,766	2%	1,095,086	10%

Data center revenue	$17,034,377	100%	$11,032,985	100%

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
      Our utilization of total net colocation space increased to 13.2% as of March 31, 2004 from 6.3% as of March 31, 2003. Our utilization of total net colocation space represents the percentage of space billed versus total space available for customers. For comparative purposes total space available for customers includes third floor space in the TECOTA building for both March 31, 2004 and 2003. Cross connects billed to customers increased to 1,417 as of March 31, 2004 from 662 as of March 31, 2003. Data center — contract termination fee represents amounts received from two customers for the termination of their contracted services with the NAP of the Americas. As a result of these contract terminations, we experienced a decrease in monthly recurring revenues of approximately $14,000. Contract termination fees are recognized upon contract termination when there are no remaining contingencies or obligations on our part.
      We anticipate an increase in revenue from colocation, exchange point and managed services as we add more customers to our network of IXs, sell additional services to existing customers and introduce new products and services. We also expect managed and professional services to become an important source of revenue and increase as a proportion of data center-services.

      Construction contract and fee revenue decreased $2.5 million to $1.2 million for the twelve months ended March 31, 2004 from $3.7 million for the twelve months ended March 31, 2003. During the twelve months ended March 31, 2004 and 2003, we completed three and eleven construction contracts, respectively. As of March 31, 2004, we have one construction contract in process. Due to our opportunistic approach to our construction business, we expect revenues from construction contracts to significantly fluctuate from quarter to quarter. We do not expect any revenues from development, commission and construction fees in the foreseeable future. We anticipate focusing our efforts on obtaining construction contracts for projects related to technology infrastructure.
      Data Center Operations Expenses. Data center operations expenses increased $5.2 million, or 46.4%, to $16.4 million for the twelve months ended March 31, 2004 from $11.2 million for the twelve months ended March 31, 2003. Data center operations expenses consist mainly of rent, operations personnel, property taxes, electricity, chilled water, procurement of equipment and connectivity and security services. The increase in total data center operations expenses is due to an increase of $3.1 million in rent, an increase of $376,000 in electricity and chilled water, an increase of $526,000 in personnel costs and an increase of $745,000 in costs related to the procurement of equipment and connectivity under a U.S. federal government contract. The increase in rent expense is due to the July 2003 opening of our NAP-West facilities in Santa Clara, California and the leasing of an additional 120,000 square feet of space in the third floor of the TECOTA building, which commenced in November 2003. We have been paying rent for our NAP-West facilities since January 2001 but before we opened these facilities in July 2003, related expenses were recorded as impairment charges. The increase in personnel costs is mainly attributable to staff increase from 60 operations employees in fiscal year 2003 to 75 for fiscal year 2004. We anticipate that some data center expenses, principally electricity, chilled water, payroll and costs related to managed services, will increase as we provide additional services to existing customers and introduce new products and services.
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
      General and Administrative Expense. Excluding non-cash charges of $2.2 million for stock-based compensation, general and administrative expenses decreased $1.4 million, or 10.4%, to $11.1 million for the twelve months ended March 31, 2004 from $12.5 million for the twelve months ended March 31, 2003. General and administrative expenses consist primarily of salaries and related expenses, professional service fees, rent and other general corporate expenses. The decrease in general and administrative expenses is due to a decrease in payroll of $709,000. In connection with the modification to our employment relationship with three employees, we accelerated the vesting on their outstanding stock options, awarded new stock options and/or extended the life of their outstanding stock options. As a result, we recognized a non-cash, stock-based compensation charge of approximately $2.2 million in the year ended March 31, 2004. The decrease in payroll is mainly due to a reduction in staff levels. The average number of employees whose salaries are included in general and administrative expenses decreased from 60 for the twelve months ended March 31, 2003 to 50 for the twelve months ended March 31, 2004.
      Sales and Marketing Expenses. Sales and marketing expenses decreased $800,000, or 19.0%, to $3.4 million for the twelve months ended March 31, 2004 from $4.2 million for the twelve months ended March 31, 2003. The significant components of sales and marketing expenses are payroll and benefits. The decrease in sales and marketing expenses is due to decreases in investor relations of $442,000, in travel and entertainment of $172,000, and in payroll and benefits of $89,000. During the twelve months ended March 31, 2003, we issued warrants valued at $442,000 to Strategic Growth International for investor relations services. The decrease in payroll is mainly due to staff level reductions. The number of employees whose salaries are included in sales and marketing expenses were 20 and 21 as of March 31, 2004 and 2003, respectively. The decrease in travel and entertainment is the result of overall reduction in spending due to cost containment efforts.

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
      Impairment of Long-Lived Assets. During the three months ended March 31, 2004, we performed our annual test for impairment and concluded that these assets were not impaired. Due principally to the decline and uncertainty of the telecommunications and Internet infrastructure markets, we recognized during the year ended March 31, 2003 the following impairment charges:

Facility in Santa Clara, California	$350,000
Post Shell goodwill	2,315,336
TECOTA promote interest	904,964
Equipment	450,000

$4,020,300

      As a result of impairment charges, the long-lived assets described in the table above became fully impaired.
      Debt Restructuring. During the twelve months ended March 31, 2004, we incurred a non-cash gain of $8.5 million related to financing transactions whereby $21.6 million of our construction payables plus $1.0 million in accrued interest was converted to 30.1 million shares of our common stock with a $14.1 million market value upon conversion.
      Interest Expense. Excluding non-cash charges, interest expense decreased to $7.1 million from $11.0 million for the years ended March 31, 2004 and 2003, respectively. We reduced the interest expense as a result of a reduction in the principal balance outstanding and a reduction in the interest rates. Due to the conversion of some of our debt and construction payables to equity which was partially offset by the issuance of new debt, our principal balance outstanding decreased to $77.7 million from $95.1 million as of March 31, 2004 and 2003, respectively. In addition our average interest rate on our debt decreased to 8.1% from 9.8% for the years ended March 31, 2004 and 2003, respectively. Net non-cash charges of approximately $7.5 million represent the amortization of a beneficial conversion feature as additional interest expense partially offset by the amortization of a debt restructuring gain as reductions to interest expense.
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
      Net Loss. Net loss for our reportable segments decreased from $41.2 million to $22.5 million: primarily because we were unable to generate sufficient revenues to cover our operating and interest expenses. We expect to generate net losses until we reach required levels of monthly revenues
Liquidity and Capital Resources

Liquidity and Recent Developments
      On March 14, 2005, we sold 6,000,000 shares of our common stock at $7.30 per share through an underwritten public offering. We received net proceeds of approximately $40.7 million, after deducting underwriting discounts and commissions and estimated offering expenses. We have been and intend to continue using the net proceeds of the offering for general corporate purposes to support the growth of our business, which may include capital investments to build-out our existing facilities and potential acquisitions of complementary businesses.
      On December 31, 2004, we purchased the remaining 99.16% equity interests of TECOTA that were not owned by us and TECOTA became our wholly-owned subsidiary. TECOTA owns the building in which the NAP of the Americas is housed. Throughout this report, we refer to this building as the NAP of the Americas building. In connection with this purchase, we paid approximately $40.0 million for the equity interests and repaid an approximately $35.0 million mortgage to which the NAP of the Americas building was subject. We financed the purchase and repayment of the mortgage from two sources. We obtained a $49.0 million first mortgage loan from Citigroup Global Markets Realty Corp., $4.0 million of the proceeds of which are restricted and can only be used to fund customer related improvements made to the NAP of the Americas in Miami. Simultaneously, we issued senior secured notes in an aggregate principal amount equal to $30.0 million and sold 306,044 shares of our common stock valued at $2.0 million to the Falcon investors. The $49.0 million loan by Citigroup is collateralized by a first mortgage on the NAP of the Americas building and a security interest in all then existing building improvements that we have made to the building, certain of our deposit accounts and any cash flows generated from customers by virtue of their activity at the NAP of the Americas building. The mortgage loan matures in February 2009 and bears interest at a rate per annum equal to the greater of (a) 6.75% and (b) LIBOR plus 4.75%. In addition, if an event of default occurs under the mortgage loan agreement, we must pay interest at a default rate equal to 5% per annum in excess of the rate otherwise applicable under the mortgage loan agreement on any amount we owe to the lenders but have not paid when due until that amount is paid in full. The terms of the mortgage loan agreement require us to pay annual rent of $5,668,992 to TECOTA until May 31, 2006 at which time we will be required to pay annual rent to TECOTA at previously agreed upon rental rates for the remaining term of the lease. The senior secured notes are collateralized by substantially all of our assets other than the NAP of the Americas building, including the equity interests in our subsidiaries, bear cash interest at 9.875% per annum and “payment in kind” interest at 3.625% per annum, and mature in March 2009. In the event we achieve specified leverage ratios, the interest rate applicable to the senior secured notes will be reduced to 12.5% but will be payable in cash only. Overdue payments under the senior secured notes bear interest at a default rate equal to 2% per annum in excess of the rate of interest then borne by the senior secured notes. Our obligations under the senior secured notes are guaranteed by substantially all of our subsidiaries.
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
      In June 2004, we privately placed $86.25 million in aggregate principal amount of 9% senior convertible notes due June 15, 2009 to qualified institutional buyers. The notes bear interest at a rate of 9% per annum, payable semi-annually, on each December 15 and June 15 and are convertible at the option of the holders at $12.50 per share. We utilized net proceeds of $81.0 million to pay approximately $46.3 million of outstanding loans and convertible debt. The balance of the proceeds will be used for possible acquisitions and for general corporate purposes, including working capital and capital expenditures. The notes rank pari passu with all existing and future unsecured and unsubordinated indebtedness, senior in right of payment to all existing and future subordinated indebtedness, and rank junior to any future secured indebtedness.
      If there is a change in control, the holders of the 9% senior convertible notes have the right to require us to repurchase their notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest. If a change of control occurs and at least 50% of the consideration for our common stock consists of cash, the holders of the 9% senior convertible notes may elect to receive the greater of the repurchase price described above or the total redemption amount. The total redemption amount will be equal to the product of (x) the average closing prices of our common stock for the five trading days prior to the announcement of the change of control and (y) the quotient of $1,000 divided by the applicable conversion price of the 9% senior convertible notes, plus a make-whole premium of $180 per $1,000 of principal if the change of control takes place before December 16, 2005, reducing to $45 per $1,000 of principal if the change of control takes place between June 16, 2008 and December 15, 2008. If we issue a cash dividend on our common stock, we will pay contingent interest to the holders equal to the product of the per share cash dividend and the number of shares of common stock issuable upon conversion of each holder’s note.
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
      The 9% senior convertible notes contain an early conversion incentive for holders to convert their notes into shares of common stock before June 15, 2007. If exercised, the holders will receive the number of shares of our common stock to which they are entitled and an early conversion incentive payment in cash or stock, at our option, equal to one-half the aggregate amount of interest payable through July 15, 2007.
      We have incurred losses from operations in each quarter and annual period since our merger with AmTec, Inc. Our cash flows from operations for the years ended March 31, 2005 and 2004 were negative. As of March 31, 2005, our total liabilities were approximately $168.7 million. Due to the issuance of additional debt and equity, our working capital increased from a $10.3 million deficit, as of March 31, 2004, to a $34.8 million surplus, as of March 31, 2005.
      As of March 31, 2005, our principal source of liquidity was our $44.0 million in cash and cash equivalents. We anticipate that this cash, coupled with our anticipated cash flows generated from operations, will be sufficient to meet our capital expenditures, working capital, debt service and corporate overhead requirements in connection with our currently identified business objectives. Our projected revenues and cash flows depend on several factors, some of which are beyond our control, including the rate at which we provide services, the timing of exercise of expansion options by customers under existing contracts, the rate at which new services are sold to the government sector and the commercial sector, the ability to retain the customer base, the willingness and timing of potential customers in outsourcing the housing and management of their technology infrastructure to us, the reliability and cost-effectiveness of our services and our ability to market our services.
Sources and Uses of Cash
      Cash used in operations for the year ended March 31, 2005 was approximately $24.4 million compared to cash used in operations of $15.9 million for the year ended March 31, 2004, an increase of approximately $8.5 million. The increase in cash used in operations is mainly due to providing financing in 2005 to the U.S. government for certain technology infrastructure buildouts and to the payment of additional interest as a result of additional financing for the TECOTA acquisition.
      Cash used in investing activities for the year ended March 31, 2005 was $91.0 million compared to cash used in investing activities of $4.1 million for the year ended March 31, 2004, an increase of $86.9 million. This increase is primarily due to the acquisitions of TECOTA and NAP Madrid and purchases of property and equipment.
      Cash provided by financing activities for the year ended March 31, 2005 was $155.0 million compared to cash provided by financing activities of $22.9 million for the year ended March 31, 2004, an increase of $132.1 million. For the year ended March 31, 2005, cash provided by financing activities includes proceeds aggregating $207.9 million from our new mortgage loan, our senior secured notes, our senior convertible notes, and the issuance of stock, partially offset by $46.8 million in payments for loans and convertible debt. For the year ended March 31, 2004, cash provided by financing activities included $27.6 million of debt and equity financing, partially offset by $4.6 million in debt repayments.
Guarantees and Commitments
      Terremark Worldwide, Inc. has guaranteed TECOTA’s obligation, as borrower, to make payments of principal and interest under the mortgage loan with Citigroup Global Markets Realty Group to the extent any of the following events shall occur:

•	TECOTA files for bankruptcy or a petition in bankruptcy is filed against TECOTA with TECOTA’s or Terremark’s consent;

•	Terremark pays a cash dividend or makes any other cash distribution on its capital stock (except with respect to its outstanding preferred stock);

•	Terremark makes any repayments of its outstanding debt other than the scheduled payments provided in the terms of the debt;

•	Terremark pledges the collateral it has pledged to the lenders or pledges any of its existing cash balances as of December 31, 2004 as collateral for another loan; or

•	Terremark repurchases any of its common stock.
      In addition Terremark has agreed to assume liability for any losses incurred by the lenders under the credit facility related to or arising from:

•	any fraud, misappropriation or misapplication of funds;

•	any transfers of the collateral held by the lenders in violation of the Citigroup credit agreement;

•	failure to maintain TECOTA as a “single purpose entity;”

•	TECOTA obtaining additional financing in violation of the terms of the Citigroup credit agreement;

•	intentional physical waste of TECOTA’s assets that have been pledged to the lenders;

•	breach of any representation, warranty or covenant provided by or applicable to TECOTA and Terremark which relates to environmental liability;

•	improper application and use of security deposits received by TECOTA from tenants;

•	forfeiture of the collateral pledged to the lenders as a result of criminal activity by TECOTA;

•	attachment of liens on the collateral in violation of the terms of the Citigroup credit agreement;

•	TECOTA’s contesting or interfering with any foreclosure action or other action commenced by lenders to protect their rights under the credit facility (except to the extent TECOTA is successful in these efforts);

•	any costs incurred by the lenders to enforce their rights under the credit facility; or

•	failure to pay assessments made against or to adequately insure the assets pledged to the lenders.
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
      The following table represents the minimum future operating and capital lease payments for these commitments, as well as the combined aggregate maturities for the following obligations for each of the twelve months ended:

	Capital Lease
	Obligations	Operating Leases	Convertible Debt	Mortgage Payable	Notes Payable	Total

2006	$1,117,962	$3,198,752	$7,763,158	$4,219,846	$8,523,321	$24,823,039
2007	300,807	3,167,573	7,763,158	4,219,846	4,050,000	19,501,384
2008	181,541	3,129,655	7,763,158	4,219,846	4,050,000	19,344,200
2009	—	3,087,242	7,763,158	46,414,809	34,050,000	94,315,209
2010	—	3,172,557	90,131,579	—	—	93,304,136
Thereafter	—	31,172,525	—	—	—	31,172,525

	$1,600,310	$46,928,304	$121,184,211	$62,074,347	$50,673,321	$282,460,493

      As required by the terms of the Madrid lease agreement, we have obtained a five year bank guarantee in favor of the lessor in an amount equal to the annual rent payments. In connection with this bank guarantee, we have deposited 50% of the guaranteed amount, or approximately 475,000 Euros ($613,000) at the March 31, 2005 exchange rate), with the bank issuing the guarantee.
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
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This Statement revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting

Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement is effective as of the first reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS 123(R) in the second quarter of our fiscal year ending March 31, 2006. We are currently evaluating the provisions of SFAS 123(R) and have not yet determined the impact that this Statement will have on our results of operations or financial position; however, it may have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of stock option grants and stock purchases under employee stock option plans.
      In June 2004, the FASB issued EITF Issue 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue 03-1 establishes a common approach to evaluating other-than-temporary impairment to investments in an effort to reduce the ambiguity in impairment methodology found in APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, which has resulted in inconsistent application. In September 2004, the FASB issued FASB Staff Position EITF Issue 03-1, which deferred the effective date for the measurement and recognition guidance clarified in EITF Issue 03-1 indefinitely; however, the disclosure requirements remain effective for fiscal years ending after June 15, 2004. While the effective date for certain elements of EITF Issue 03-1 have been deferred, the adoption of EITF Issue 03-1 when finalized in its current form is not expected to have a material impact on our financial position, results of operations or cash flows.
      In April 2004, the Emerging Issues Task Force, or EITF, of the FASB approved EITF Issue 03-6 “Participating Securities and the Two — Class Method under FAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method for participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of APB Opinion No. 25 and SFAS No. 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF Issue 03-6 did not have an impact on our financial position or results of operations for the nine months ended December 31, 2004.
      Our 9% senior convertible notes contain contingent interest provisions which allow the holders of the senior convertible notes to participate in any dividends declared on our common stock. Further, our Series H and I preferred stock contain participation rights which entitle the holders to receive dividends in the event we declare dividends on our common stock. Accordingly, our senior convertible notes and the Series H and I preferred stock are considered participating securities under EITF Issue 03-6. As a result of the number of shares of our common stock currently outstanding, these participating securities are not currently anticipated to have a significant impact on the calculation of earnings per share. Furthermore, these participating securities can only impact the calculation of earnings per share in periods when we present net income.
Risk Factors
      You should carefully consider the following risks and all other information contained in this report. If any of the following risks actually occur, our business, consolidated financial conditions and results of operations could be materially and adversely affected. The risks and uncertainties described below are those that we currently believe may materially affect our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business operations.

We have a history of losses, expect future losses and may not achieve or sustain profitability.
      We have incurred net losses from operations in each quarterly and annual period since our April 28, 2000 merger with AmTec, Inc. We incurred net losses of $9.9 million, $22.5 million, and $41.2 million for the years ended March 31, 2005, 2004 and 2003, respectively. As of March 31, 2005, our accumulated deficit was $246.7 million. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds.

We may not be able to compete successfully against current and future competitors.
      Our products and services must be able to differentiate themselves from existing providers of space and services for telecommunications companies, web hosting companies and other colocation providers. In addition to competing with neutral colocation providers, we must compete with traditional colocation providers, including local phone companies, long distance phone companies, Internet service providers and web hosting facilities. Likewise, with respect to our other products and services, including managed services, bandwidth services and security services, we must compete with more established providers of similar services. Most of these companies have longer operating histories and significantly greater financial, technical, marketing and other resources than us.
      Because of their greater financial resources, some of our competitors have the ability to adopt aggressive pricing policies, especially if they have been able to restructure their debt or other obligations. As a result, in the future, we may suffer from pricing pressure that would adversely affect our ability to generate revenues and adversely affect our operating results. In addition, these competitors could offer colocation on neutral terms, and may start doing so in the same metropolitan areas where we have NAP centers. Some of these competitors may also provide our target customers with additional benefits, including bundled communication services, and may do so in a manner that is more attractive to our potential customers than obtaining space in our IBX centers. We believe our neutrality provides us with an advantage over these competitors. However, if these competitors were able to adopt aggressive pricing policies together with offering colocation space, our ability to generate revenues would be materially adversely affected. We may also face competition from persons seeking to replicate our IBX concept by building new centers or converting existing centers that some of our competitors are in the process of divesting. We may experience competition from our landlords in this regard. Rather than leasing available space in our buildings to large single tenants, they may decide to convert the space instead to smaller square foot units designed for multi-tenant colocation use. Landlords may enjoy a cost effective advantage in providing similar services as our NAPs, and this could also reduce the amount of space available to us for expansion in the future. Competitors may operate more successfully or form alliances to acquire significant market share. Furthermore, enterprises that have already invested substantial resources in outsourcing arrangements may be reluctant or slow to adopt our approach that may replace, limit or compete with their existing systems. In addition, other companies may be able to attract the same potential customers that we are targeting. Once customers are located in competitors’ facilities, it may be extremely difficult to convince them to relocate to our NAP centers.
      Our success in retaining key employees and discouraging them from moving to a competitor is an important factor in our ability to remain competitive. As is common in our industry, our employees are typically compensated through grants of stock options in addition to their regular salaries. We occasionally grant new stock options to employees as an incentive to remain with us. If we are unable to adequately maintain these stock option incentives and should employees decide to leave, this may be disruptive to our business and may adversely affect our business, financial condition and results of operations.

We anticipate that an increasing portion of our revenues will be from contracts with agencies of the United States government, and uncertainties in government contracts could adversely affect our business.
      During the year ended March 31, 2005, revenues under contracts with agencies of the U.S. federal government constituted 42% of our data center revenues. Generally, U.S. government contracts are subject to oversight audits by government representatives, to profit and cost controls and limitations, and to provisions permitting modification or termination, in whole or in part, without prior notice, at the government’s convenience. In some cases, government contracts are subject to the uncertainties surrounding congressional appropriations or agency funding. Government contracts are subject to specific procurement regulations. Failure to comply with these regulations and requirements could lead to suspension or debarment from future government contracting for a period of time, which could limit our growth prospects and adversely affect our business, results of operations and financial condition. Government contracts typically have an initial term of one year. Renewal periods are exercisable at the discretion of the U.S. government. We may not be successful in winning contract awards or renewals in the future. Our failure to renew or replace U.S. government contracts when they expire could have a material adverse effect on our business, financial condition, or results of operations.

We derive a significant portion of our revenues from a few clients; accordingly, a reduction in our clients’ demand for our services or the loss of clients would likely impair our financial performance.
      During the year ended March 31, 2005, we derived approximately 42% and 12% of our data center revenues from two customers. During the year ended March 31, 2004, we derived approximately 37% and 10% of our data center revenues from these same two customers. Because we derive a large percentage of our revenues from a few major customers, our revenues could significantly decline if we lose one or more of these customers or if the amount of business we obtain from them is reduced. See “Business — Customers.”

We have significant debt service obligations which will require the use of a substantial portion of our available cash.
      We are a highly leveraged company. As of March 31, 2005, our total liabilities were approximately $168.7 million and our total stockholders’ equity was $40.2 million. Our new mortgage loan and our senior secured notes are, collectively, collateralized by substantially all of our assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
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

Although we have not completed our assessment of the design and operating effectiveness of our internal control over financial reporting, we have identified material weaknesses in our internal control over financial reporting that may prevent us from being able to accurately report our financial results or prevent fraud, which could harm our business and operating results, the trading price of our stock and our access to capital.
      Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess, and our independent registered public accounting firm attest to, the design and operating effectiveness of our internal control over financial reporting. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. In connection with our evaluation of internal control over financial reporting, which is not complete, we identified material weaknesses, and may discover in the future, areas of our internal control that need improvement. Our efforts regarding internal controls are discussed in detail in this report under Item 9A, “Controls and Procedures.” We cannot be certain that any remedial measures we take will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future or will be sufficient to address and eliminate these material weaknesses. Remedying these material weaknesses that have been identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, could require us to incur additional costs, divert management resources or make other changes. We have not yet fully remediated the material weaknesses related to maintaining adequate controls to restrict access to key financial applications and data and controls over the custody and processing of disbursements and of customer payments received by mail; and controls over the billing function to ensure that invoices capture all services delivered to customers and that such services are invoiced and recorded accurately as revenue. If we do not remedy these material weaknesses, we may be required to report in our Quarterly Report on Form 10-Q for the quarter ending June 30, 2005 or in subsequent reports filed with the Securities and Exchange Commission that material weaknesses in our internal controls over financial reporting continue to exist. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

If our financial condition deteriorates, we may be delisted by the American Stock Exchange and our stockholders could find it difficult to sell our common stock.
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
      We have not entered into any financial instruments for trading purposes. However, the estimated fair value of the derivatives embedded within our 9% senior convertible notes creates a market risk exposure resulting from changes in the price of our common stock. These embedded derivatives derive their value primarily based on the price and volatility of our common stock; however, we do not expect significant changes in the near term in the one-year historical volatility of our common stock used to calculate the estimated fair value of the embedded derivatives. Other factors being equal, as of March 31, 2005, the table below provides information about the estimated fair value of the derivatives embedded within our senior convertible notes and the effect that changes in the price of our common stock are expected to have on the estimated fair value of the embedded derivatives:

Estimated Fair Value of
Price Per Share of Common Stock	Embedded Derivatives

$4.40	$11,835,225
$6.50	$20,199,750
$8.40	$27,605,520
$10.40	$35,305,661
$12.40	$42,362,895
      Our exposure to market risk resulting from changes in interest rates results from the variable rate of our mortgage loan, as an increase in interest rates would result in lower earnings and increased cash outflows. The interest rate on our mortgage loan is payable at variable rates indexed to LIBOR. The effect of each 1% increase in the LIBOR rate on our mortgage loan (2.10% at March 31, 2005) would result in an annual increase in interest expense of approximately $475,000. Based on the U.S. yield curve as of March 31, 2005 and other available information, we project interest expense on our variable rate debt to increase approximately $250,000, $400,000, $475,000 and $525,000 for the years ended March 31, 2006, 2007, 2008 and 2009, respectively. To partially mitigate the interest rate risk on our mortgage loan, we paid $100,000 on December 31, 2004 to enter into a rate cap protection agreement. The rate cap protection agreement capped at the following rates the $49.0 million mortgage payable for the four-year period for which the rate cap protection agreement is in effect:

•	5.0% per annum, through August 10, 2005;

•	5.75% per annum, starting August 11, 2005;

•	6.5% per annum, starting February 11, 2006;

•	7.25% per annum, starting August 11, 2006; and

•	7.72% per annum, starting February 11, 2007 until the termination date of the rate cap protection agreement.
      We have designated this interest rate cap agreement as a cash flow hedge. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive loss, a separate component of stockholders’ equity (deficit), and reclassified into earnings in the period during which the hedge transaction affects earnings. The portion of the hedge which is not effective is immediately reflected in other income and expenses. Management will assess, at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows of the hedged transaction. Any change in fair value resulting from ineffectiveness will be recognized in current period earnings.
      Our 9% senior convertible notes and our senior secured notes have fixed interest rates and, accordingly, are not exposed to market risk resulting from changes in interest rates. However, the fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair market value of the fixed interest rate debt but do not impact our earnings or cash flows.
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
      Some of our operating costs are subject to price fluctuations caused by the volatility of underlying commodity prices. The commodity most likely to have an impact on our results of operations in the event of significant price change is electricity. We are closely monitoring the cost of electricity. To the extent that electricity costs rise, we have the ability to pass these additional power costs onto our customers that utilize this power. We do not employ forward contracts or other financial instruments to hedge commodity price risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
      The financial statements required by this Item 8 are attached hereto as Exhibit (a)(1).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
      None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
      As of March 31, 2005, our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an assessment with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because management did not complete its assessment of our internal control over financial reporting by the filing deadline and, as discussed below, management identified certain material weaknesses in our internal control over financial reporting as of March 31, 2005. Due to the existence of the material weaknesses described below and because we were unable to complete our assessment of internal control over financial reporting by the filing deadline, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Accordingly, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
      Once we have completed our assessment of internal control over financial reporting and our independent registered public accounting firm has completed their audit of our assessment, we intend to file an amendment to this Form 10-K to include the report of management on internal control over financial reporting and the associated report of our independent registered public accounting firm as required by Section 404 of the

Sarbanes-Oxley Act and revised certifications as required by Section 906 of the Sarbanes-Oxley Act and Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
Status of Management’s Assessment of Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
      Our management has initiated its assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005. In performing our assessment of internal control over financial reporting, management is using the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). However, management was not able to complete its assessment of the effectiveness of the design and operation of our internal control over financial reporting as of March 31, 2005, before the filing deadline for this Annual Report on Form 10-K.
      Although our management was not able to complete its assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005, based on the criteria described in Internal Control — Integrated Framework issued by the COSO before the filing deadline for this Annual Report on Form 10-K, management has identified certain control deficiencies which represent material weaknesses.
      A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weaknesses during our assessment, through the date of filing this Annual Report on Form 10-K, of our internal control over financial reporting as of March 31, 2005:

1. We did not maintain effective controls to restrict access to key financial applications and data. Specifically, we did not adequately segregate the duties of certain individuals in the information technology and accounting departments having access to key financial applications and data broader than that required by their roles and responsibilities, including an employee with check signing authority and another with responsibility over the custody and processing of customer payments received by mail. In addition, we did not have controls to monitor access to financial applications and data. This control deficiency did not result in an adjustment to the consolidated financial statements. However, this control deficiency could result in a misstatement in financial statement accounts or disclosures that would result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency represents a material weakness.

2. We did not maintain effective controls over the billing function to ensure that invoices capture all services delivered to customers and that such services are invoiced and revenue is recorded accurately and timely. Specifically, we did not have effective controls to reconcile, review and monitor revenues recorded to amounts invoiced to customers, to data in customer contracts or to customer service delivery data. This control deficiency resulted in immaterial audit adjustments to the interim and annual consolidated financial statements. In addition, this control deficiency could result in a misstatement to revenues or receivables that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency represents a material weakness.
      The existence of one or more material weaknesses as of March 31, 2005 would preclude a conclusion that our internal control over financial reporting was effective as of that date.
      As we complete our assessment, we may identify additional control deficiencies and we may determine that those deficiencies, either alone or in combination with others (including other control deficiencies that we have identified as of the filing date of this Annual Report on Form 10-K but which do not by themselves or when aggregated with other identified deficiencies currently constitute a material weakness) constitute one or more material weaknesses.
Changes in Internal Control Over Financial Reporting and Management’s Remediation Initiatives
      As discussed above, management has not completed its assessment of our internal control over financial reporting, but is aware of the material weaknesses listed above. Management has made changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
      Our management and Audit Committee have dedicated significant resources to assessing the underlying issues giving rise to the material weaknesses identified recently or in prior periods and to ensure that proper steps have been and are being taken to improve our internal control over financial reporting. We have assigned a high priority to the correction of these deficiencies and have taken and will continue to take action to ensure that our internal control over financial reporting and our disclosure controls and procedures are designed and operate effectively.
      In connection with the preparation of our Form 10-Q for the quarter ended June 30, 2004, our independent registered certified public accountants identified certain adjustments that were required to be recorded within that Form 10-Q. The adjustments to our financial statements involved the identification and resulting accounting for embedded derivatives in our 9% senior convertible notes, and the recording of certain warrants issued in connection with our underwriting agreement for the 9% senior convertible notes. Our management believes that our failure to identify these adjustments indicates the existence of certain material weaknesses in our internal control over financial reporting. As a result of the existence of those material weaknesses, our management concluded that our disclosure controls and procedures were ineffective as of June 30, September 30 and December 31, 2004.
      A number of initiatives to strengthen our internal control over financial reporting were initiated in November 2004 and have continued since then. These include:

•	Establishment of a Disclosure Committee to review periodic reports to the SEC before filing.

•	Implementation of specific additional procedures for the issuance and recording of securities.

•	Retention of a third party expert to assist management in the identification and valuation of derivatives.

•	Hiring of a dedicated individual with technical capabilities in preparing periodic filings and researching accounting and reporting matters.
      As a result of control procedures implemented, management has concluded that this reportable condition has been fully remediated and no longer represents an internal control deficiency as of March 31, 2005.
      In connection with the most recently identified material weaknesses, we are in the process of implementing the following remediation action plans for the identified material weaknesses:

•	Internal security deficiencies, which included allowing individuals in the information technology and accounting departments access to key financial information systems and data broader than that required by their roles and responsibilities, including an employee with check signing authority. Our information technology department is in the process of testing recent enhancements to our internal security through more restrictive user access and will also implement stronger system password controls.

•	Deficiencies over custody and processing of customer payments received by mail include having an employee with the ability to receive customer payments, reconcile our bank account and adjust customer balances. We are in the process of setting up a lockbox with our bank and directing our customers to mail payments directly to the lockbox.

•	Deficiencies over completeness and accuracy of revenues include not reconciling invoices to data in customer contracts or to customer service delivery data and not having an independent review of invoices, or of the recording of revenues related to such invoices. We have retained an information technology consultant to assist us with the integration and/or reconciliation of invoices to customer service delivery data. We are also in the process of establishing the policies and procedures for an independent review of our invoices to customers.

      The continued implementation of the initiatives described above is among our highest priorities. Our Audit Committee will continually assess the progress and sufficiency of these initiatives and make adjustments as and when necessary. As of the date of this report, our management believes that the plan outlined above, when completed, will remediate the material weaknesses in internal control over financial reporting as described above. However, our management and the Audit Committee do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control gaps and instances of fraud have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.
      Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION.
      None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
      Our executive officers and directors and their ages as of April 10, 2005, are as follows:

Name	Age	Principal Position

Manuel D. Medina	52	Chairman of the Board, President and Chief Executive Officer
Joseph R. Wright, Jr.	66	Vice Chairman of the Board
Guillermo Amore	66	Director
Timothy Elwes	69	Director
Antonio S. Fernandez	65	Director
Fernando Fernandez-Tapias	66	Director
Arthur L. Money	65	Director
Marvin S. Rosen	63	Director
Miguel J. Rosenfeld	55	Director
Rodolfo A. Ruiz	56	Director
Jamie Dos Santos	43	Chief Marketing Officer
Jose E. Gonzalez	44	Senior Vice President-Business Affairs
Jose A. Segrera	34	Chief Financial Officer
Marvin Wheeler	50	Chief Operations Officer
      Manuel D. Medina has served as our Chairman of the Board, President and Chief Executive Officer since April 28, 2000, the date of our merger, and as that of Terremark since its founding in 1982. In addition, Mr. Medina is a managing partner of Communication Investors Group, one of our investors. Mr. Medina has been a director of Fusion Telecommunications International since December 14, 1998. Before founding Terremark, Mr. Medina, a certified public accountant, worked with PricewaterhouseCoopers LLP. Subsequently, he established and operated an independent financial and real estate consulting company. Mr. Medina earned a Bachelors of Science degree in Accounting from Florida Atlantic University in 1974.
      Joseph R. Wright, Jr. has served as our Vice Chairman of the Board since April 28, 2000. Mr. Wright currently is Chief Executive Officer and a director of PanAmSat, a global provider of satellite-based communication services. He is also a director of Scientific Games Corp. from 1997 to 2000. Mr. Wright served as Chairman of the Board of GRC International, Inc., a United States public company that provides technical information technology support to government and private entities. From 1995 to 2003, Mr. Wright also served as Co-Chairman of Baker & Taylor Holdings, Inc., an international book and video distribution company, and Vice Chairman of Jefferson Consulting Group, a Washington D.C. consulting firm. From 1989 to 1994, Mr. Wright served as Executive Vice President, Vice Chairman and Director of W.R. Grace & Co., an international chemicals and health care company, President of Grace Energy Corporation and Chairman of Grace Environmental Company. From 1982 to 1989, Mr. Wright held the positions of Director and Deputy Director of the Office of Management and Budget, The White House, and was a member of President Reagan’s cabinet. Before 1982, he served as Deputy Secretary, United States Department of Commerce, President of Citicorp Retail Services and Retail Consumer Services, held posts in the United States Department of Agriculture and the United States Department of Commerce, and was Vice President and Partner of Booz Allen & Hamilton, a management consulting firm.
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
      Antonio S. Fernandez was elected to our Board Directors in September 2003. In 1970, Mr. Fernandez worked as a Systems Engineering Manager at Electronic Data Systems (EDS). In 1971, Mr. Fernandez joined duPont Glore Forgan as a Vice-President in Operations. In 1974, he joined Thomson McKinnon as Director of Operations and Treasurer. In 1979, he worked at Oppenheimer & Co. Inc. as Director of Operations and Treasurer where he also served as Chief Financial Officer from 1987 until 1994 and a member of the Board of Directors from 1991 until 1998. In 1991, Mr. Fernandez founded and headed the International Investment Banking Department at Oppenheimer & Co. and served in that capacity until 1999. Mr. Fernandez served on the Board of Banco Latinoamericano de Exportaciones from 1992 until 1999. He also served as Trustee of Mulhenberg College, PA from 1995 until 1998. Mr. Fernandez has been since June 2004 a director of Spanish Broadcasting Systems, an operator of radio stations in the U.S. He graduated from Pace University, NY in 1968 with a B.B.A.
      Fernando Fernández-Tapias has served as a member of our board of directors since March 31, 2003. Since May 1991, Mr. Fernández-Tapias has served as the President of Naviera F. Tapias. Mr. Fernández-Tapias has also served as a board member of Union Fenosa. In addition, Mr. Fernández-Tapias founded Roll-On Roll-Off, Interpuertos, Spain Shipping, Naviera Amura and Naviera Roda. Mr. Fernández-Tapias currently serves as the President of the Cámara Oficial de Comercio e Industria de Madrid (Official Chamber of Commerce and Industry of Madrid). Mr. Fernández-Tapias holds a degree from the Instituto Internacional de Empresas de la Universidad Comercial de Deusto.
      Arthur L. Money has served as a member of our board of directors since May 2003. Since September 2002, Mr. Money has been a member of the board of directors of SafeNet, a provider of Information Technology security solutions. From 1999 to 2001, Mr. Money was the Assistant Secretary of Defense (C3I) and Department of Defense CIO. Prior to this, Mr. Money served as the Assistant Secretary of the Air Force for Research, Development, and Acquisition, and was Vice President and Deputy General Manager of TRW. From 1989 to 1995, Mr. Money was President of ESL, Inc. He has received distinguished public service awards from the U.S. Department of Defense (Bronze Palm), the U.S. Air Force, and the U.S. Navy. He is currently President of ALM Consulting specializing in command control and communications, intelligence, signal processing, and information processing. Mr. Money received his Master of Science Degree in Mechanical Engineering from the University of Santa Clara and his Bachelor of Science Degree in Mechanical Engineering from San Jose State University.
      Marvin S. Rosen has served as a member of our board of directors since April 2000. Mr. Rosen is a co-founder of Fusion Telecommunications International and served as its Vice Chairman from December 1998 to April 2000 and has served as its Chief Executive Officer since April 2000. From September 1995 through January 1997, Mr. Rosen served as the Finance Chairman of the Democratic National Committee. Mr. Rosen currently serves on the Board of Directors of the Robert F. Kennedy Memorial, since 1995 and Fusion Telecommunications International, Inc., since 1997, where he has also been Vice-Chairman since December 1998. Mr. Rosen received his Bachelor of Science degree in Commerce from the University of Virginia, his LL.B. from Dickinson School of Law and his LL.M. in Corporations from New York University Law School.
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
      Rodolfo A. Ruiz has served as a member of our Board of Directors since July 2003. Since 2004, Mr. Ruiz has served as Executive Vice President — Spirits for Southern Wine and Spirits of America, Inc. From 1999 to 2003, Mr. Ruiz served as the President and CEO of Bacardi U.S.A. and held a series of senior management positions within the Bacardi organization since 1979, inclusive of having served as President and CEO of Bacardi Global Brands, President and CEO of Bacardi Asia/ Pacific Region, and several senior executive sales, marketing, financial and operations positions within Bacardi USA. Prior to joining Bacardi, from 1966 to 1979, Mr. Ruiz, in his capacity as a certified public accountant, served as a Senior Auditor, Senior Internal Auditor, and Audit Manager with Price Waterhouse & Co. for a wide variety of public and private clients and projects in the United States and Mexico, as well as throughout Latin America, interspersed by a term, from 1973 to 1975, with International Basic Economy Corp, otherwise known as IBEC/ Rockefeller Group. Mr. Ruiz holds a Bachelor of Business degree, Cum Laude, from the University of Puerto Rico.
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
      Jose E. Gonzalez has served as our Senior Vice President — Business Affairs since October 2004. Previously he served as our Chief Legal Officer and Secretary from November 2003 through October 2004 and as Senior Vice President, General Counsel and Secretary from January 2001 until November 2003. Prior to joining Terremark, Mr. Gonzalez served as the Vice President and Regional Counsel for Sunbeam Corporation, responsible for legal affairs throughout Canada, Latin America/ Caribbean and Asia. From 1995 to 1998, Mr. González was Assistant General Counsel, International, responsible for the international legal affairs of Blockbuster Entertainment, a subsidiary of Viacom, Inc. From 1990 to 1995 Mr. González was a member of the General Counsel’s Office of the American Express Company, where he served as Regional Counsel for Latin America and the Caribbean. Mr. González received his Bachelors of Arts degree from Fordham University in 1982 and his Juris Doctor from Fordham University School of Law in 1985. He is a member of the Bar of the State of New York and certified to practice as in-house counsel by the Bar of the State of Florida.
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
      Marvin Wheeler has served as our Chief Operations Officer since November 2003. Previously he served as our Senior Vice President, Worldwide Operations since March 2003. From March 2001 to March 2003, Mr. Wheeler served as Senior Vice President of Operations and General Manager of the NAP of the Americas. From June 1978 to March 2000, Mr. Wheeler managed the Data Center and WAN/ LAN Operations for BellSouth, Mr. Wheeler graduated from the University of Florida, where he earned a degree in Business Administration with a concentration in marketing.
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

      Based solely on our review of the copies of the forms furnished to us and written representations of the reporting persons, we believe that during the fiscal year ended March 31, 2005 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except the following:

•	Joseph R. Wright, Jr. filed a late Form 4 reporting one late transaction;

•	Antonio S. Fernandez filed four late Forms 4 reporting an aggregate of four late transactions; and

•	Manuel D. Medina filed a late Form 4 reporting two late transactions;

ITEM 11.	EXECUTIVE COMPENSATION.
Summary Compensation Table
      The following table presents information concerning compensation for our chief executive officer and the four most highly compensated executive officers, which we refer to as our named executive officers, for services in all capacities during the fiscal years indicated.

	Annual Compensation			Long Term
				Compensation Awards
	Fiscal	Salary	Commissions
Name and Principal Position	Year	($)	($)	Options/ SARS (#)

Manuel D. Medina	2005	350,000	—	20,500
Chairman of the Board, President and	2004	350,000	—	—
Chief Executive Officer	2003	350,000	—	—
Jamie Dos Santos	2005	250,000	239,000	10,000
Chief Marketing Officer	2004	250,000	104,000	20,000
	2003	250,000	23,000	27,500
Jose A. Segrera	2005	200,000	—	10,000
Chief Financial Officer	2004	195,000	—	10,000
	2003	170,000	—	10,000
Marvin Wheeler	2005	200,000	—	10,000
Chief Operations Officer	2004	195,000	—	20,000
	2003	175,000	—	10,000
Jose E. Gonzalez	2005	185,000	—	7,500
Senior Vice President-Business Affairs	2004	185,000	—	5,000
	2003	185,000	—	7,500

Option/ SAR Grants in Last Fiscal Year
      The following table sets forth information concerning grants of stock options made during the fiscal year ended March 31, 2005 to our named executive officers. No stock appreciation rights were granted during the fiscal year ended March 31, 2005.

Individual Grants					Potential
					Realizable Value
		% of Total			At Assumed
		Options			Annual Rates Of
	Number of	Granted			Stock Price
	Securities	to			Appreciation For
	Underlying	Employees	Exercise		Option Term (1)
	Options Granted	in Fiscal	Price
Name	(#)	Year	($/Sh)	Expiration Date	5% ($)	10% ($)

Manuel D. Medina	20,500	3.9%	$6.00-$6.30	Oct 2013 to March 2015	217,000	346,000
Jose A. Segrera	10,000	1.9%	$6.50	July 2014	106,000	169,000
Jose E. Gonzalez	7,500		$6.50	July 2014	79,000	126,000
Jamie Dos Santos	10,000	1.9%	$6.50	July 2014	106,000	169,000
Marvin Wheeler	10,000	1.9%	$6.50	July 2014	106,000	169,000

(1)	These amounts are based on assumed appreciation rates of 5% and 10% set by the Securities and Exchange Commission rules and are not intended to forecast possible future appreciation, if any, of our stock price.
Aggregated Options Exercises in Last Fiscal Year and Fiscal Year-End Option Values
      The following table sets forth information regarding option exercises by our named executive officers during the fiscal year ended March 31, 2005 and options they held on March 31, 2005. No stock appreciation rights were granted during the fiscal year ended March 31, 2005.

			Number of Securities		Value of Unexercised In
			Underlying Unexercised		the Money Options at
	Shares		?Options at Fiscal Year End		Fiscal Year End(1)
	Acquired on	Value
Name	Exercised	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Manuel D. Medina	—	—	34,500	7,000	—	—
Jose A. Segrera	—	—	45,000	20,000	$36,950	—
Jose E. Gonzalez	—	—	41,667	13,333	$30,650	—
Jamie Dos Santos	—	—	78,234	14,266	$13,150	—
Marvin Wheeler	—	—	41,250	14,250	$5,765	—

(1)	Based on a per share price of $6.50, the closing price of the common stock as reported on the American Stock Exchange on March 31, 2005, minus the exercise price of the option, multiplied by the number of shares underlying the option.

Compensation of Directors
      We maintain a policy of compensating our directors using stock option grants and, in the case of service on some committees of our board of directors, payments of cash consideration. Upon their election as a member of our board of directors, each director received options to purchase 10,000 shares of our common stock. Our employee directors receive the same compensation as our non-employee directors. The options granted to our directors vest as follows: one-third of the shares vest as of the date of grant, one-third on the first anniversary of the date of grant, and one-third on the second anniversary of the date of grant. On January 21, 2005, our board of directors approved a grant of additional options to purchase 10,000 shares of our common stock to each of our directors at an exercise price equal to $6.30 per share. These options vest 10% for each meeting attended by the respective director during the 18-month period commencing on the date of grant. Any options not vested by the end of this 18-month period are deemed to be forfeited by that director and cancelled. In addition, the Chairman of the Audit Committee of our board of directors receives annual compensation of $12,000 and each member of the Audit Committee receives annual compensation of $9,000. The members of this committee also receive $1,000 for each meeting attended. With respect to the Compensation Committee of our board of directors, the Chairman receives annual compensation of $8,000 and each other member receives annual compensation of $6,000. Each member of this committee receives $1,000 for each meeting attended. We reimburse our directors for all out-of-pocket expenses incurred in the performance of their duties as directors. Aside from the payments described above, we do not pay fees to our directors for attendance at meetings. We entered into an agreement with Joseph Wright, Jr., one of our directors, commencing September 21, 2001, engaging Mr. Wright as an independent consultant. The agreement is for a term of one year after which it renews automatically for successive one-year periods. Either party may terminate the agreement by providing 90 days notice. The agreement provides for an annual compensation of $100,000, payable monthly.

Employment Agreements
      Manuel D. Medina entered into a one year agreement, commencing March 10, 2000, employing him as our President and Chairman of the Board. On September 6, 2001, in consideration of Mr. Medina agreeing to repay his indebtedness to Ocean Bank earlier than otherwise required, pledging a certificate of deposit to the bank and personally guaranteeing our credit facility and approximately $21 million of construction payables, Mr. Medina’s employment agreement was amended and restated. The term of the amended and restated agreement commenced April 28, 2001 and employs Mr. Medina as our President, Chief Executive Officer and Chairman of the Board. The amended and restated agreement is for a term of twelve months and automatically renews for successive one year terms until either party gives written notice of its intention not to renew. The amended and restated agreement provides for an annual base salary of $350,000 and is subject to increases. Pursuant to the terms of his agreement, Mr. Medina is prohibited from competing with us for a one year period following termination of his employment, unless this termination is by us without cause or by him for “good reason” as specified in the employment agreement.
      Jamie Dos Santos has entered into an agreement, commencing November 1, 2002, employing her as our Senior Vice President of Global Initiatives. The agreement is effective until either party gives written notice of its intention to terminate. The agreement provides for an annual base salary of $250,000 and is subject to increases. Pursuant to the terms of her agreement, Ms. Dos Santos is prohibited from competing with us for a one year period following termination of her employment, unless this termination is by us without cause or by her for “good reason” as specified in the employment agreement. In April 2003, Ms. Dos Santos became our Chief Marketing Officer.
      Jose E. Gonzalez has entered into an agreement, commencing March 3, 2003, employing him as our Senior Vice President and General Counsel. The agreement is for an indefinite term until either party gives written notice of its intention to terminate. The agreement provides for an annual base salary of $185,000 and is subject to increases. Pursuant to terms of this agreement, Mr. Gonzalez is prohibited from competing with us for a one year period following termination of his employment, unless this termination is by us without cause or by him for “good reason” as specified in the employment agreement. In October 2004, Mr. Gonzalez became our Senior Vice President-Business Affairs
      Jose A. Segrera has entered into a one year employment agreement, commencing September 25, 2001, employing him as our Chief Financial Officer. The agreement automatically renews for successive one year terms until either party gives written notice of its intention not to renew. In June 2001, Mr. Segrera’s title was changed to Executive Vice President and Chief Financial Officer. The agreement provides for an annual base salary of $150,000, which has been increased to $200,000, and is subject to further increases. Pursuant to the terms of his agreement, Mr. Segrera is prohibited from competing with us for a one year period following termination of his employment, unless this termination is by us without cause or by him for “good reason” as specified in the employment agreement.
      Marvin Wheeler has entered into an agreement, commencing November 1, 2002, employing him as our Senior Vice President of Operations. The agreement is effective until either party gives written notice of its intention to terminate. The agreement provides for an annual base salary of $175,000 and is subject to increases. Pursuant to the terms of his agreement, Mr. Wheeler is prohibited from competing with us for a one year period following termination of his employment, unless this termination is by us without cause or by his for “good reason” as specified in the employment agreement. In November 2003, Mr. Wheeler became our Chief Operations Officer.
      If the employment of either Manuel D. Medina or Jose A. Segrera is terminated without cause by us or by them for “good reason”, each is entitled to continue to receive his annual base salary through the date his employment would have ended under the terms of his agreement, but in no event for more than six months, together with certain other benefits.
      If the employment of Jamie Dos Santos, Jose E. Gonzalez or Marvin Wheeler is terminated without cause by us or by them for “good reason”, each is entitled to continue to receive his or her annual base salary together with certain other benefits for a period of six months from the date of termination.
      If the employment of any of Manuel D. Medina, Jamie Dos Santos, Jose E. Gonzalez, Jose A. Segrera or Marvin Wheeler is terminated within one year of a change in control, each is entitled to continue to receive a payment equal to the sum of two times his or her annual base salary, incentive compensation, and the value of any fringe benefits plus any accrued incentive compensation through the date of termination and other benefits. The definition of a “change in control” in the applicable employment agreements includes the resignation of Manuel D. Medina as both our Chairman and Chief Executive Officer, his death, or his absence from the day to day business affairs of the Company for more than 90 consecutive days due to disability or incapacity.

Compensation Committee Interlocks and Insider Participation
      The following directors served as members of our compensation committee during the 2005 fiscal year: Marvin Rosen, Miguel J. Rosenfeld and Antonio S. Fernandez. No member of the compensation committee is now or ever was an officer or an employee of ours. No executive officer of ours serves as a member of the compensation committee of any entity one or more of whose executive officers serves as a member of our board of directors or compensation committee. There were no compensation committee interlocks during fiscal 2005.

Indemnification of Officers and Directors
      Our certificate of incorporation and bylaws designate the relative duties and responsibilities of our officers, establish procedures for actions by directors and stockholders and other items. Our amended and restated certificate of incorporation and bylaws also contain indemnification provisions that permit us to indemnify our officers and directors to the maximum extent provided by Delaware law.
      We have entered into indemnification agreements with all of our directors and some of our officers, to provide them with the maximum indemnification allowed under our bylaws and applicable law, including indemnification for all judgments and expenses incurred as the result of any lawsuit in which such person is named as a defendant by reason of being our director, officer or employee, to the extent indemnification is permitted by the laws of Delaware. We believe that the limitation of liability provisions in our amended and restated certificate of incorporation and the indemnification agreements will enhance our ability to continue to attract and retain qualified individuals to serve as directors and officers.

Directors and Officers Liability Insurance
      We have obtained directors’ and officers’ liability insurance with an aggregate liability for the policy year, inclusive of costs of defense, in the amount of $15,000,000. This policy expires April 3, 2006.

Employee Stock Option Plans
      Under our 1995 Stock Option Plan, we have reserved for issuance an aggregate of 50,000 shares of our common stock. As of March 31, 2005, we had granted options to purchase 38,500 shares of common stock pursuant to this plan, of which 26,750 had been exercised and 11,750 are vested but have not been exercised. The 1995 Stock Option Plan expired in February 2005.
      Under our 1996 Stock Option Plan, we have reserved for issuance an aggregate of 1,170,000 shares of common stock, 1,198,657 of which have been granted. As of March 31, 2005, 1,047,312 granted options have vested but remain unexercised, 127,125 granted options remain subject to vesting schedules and 41,294 options have been exercised.
      Under our 2000 Stock Option Plan, we have reserved for issuance an aggregate of 1,500,000 shares of common stock. As of March 31, 2005, we had granted options to purchase 996,860 shares of common stock pursuant to this plan, 546,529 of which have vested and 100 of which have been exercised.
      Unless sooner terminated by the board of directors, the 1995 Stock Option Plan, the 1996 Stock Option Plan and the 2000 Stock Option Plan will terminate on February 8, 2005, May 7, 2006 and September 21, 2010, respectively, the tenth anniversary date of the effectiveness of each stock option plan.

Audit Committee
      The board of directors has determined that each of the members of our audit committee satisfies the financial literacy and experience requirements of the AMEX and the rules of the Securities and Exchange Commission.

Code of Ethics
      We maintain a Code of Ethics that is applicable to our CEO and Senior Financial Officers. These codes require continued observance of high ethical standards such as honesty, integrity and compliance with the law in the conduct of our business. Violations under the code of ethics must be reported to the Audit Committee. A copy of our code of ethics may be requested in print by writing to the Secretary at Terremark Worldwide, Inc., 2601 S. Bayshore Drive, Miami, Florida 33133. In addition, the code of ethics is available on our website, www.terremark.com under “Investor Relations”. We intend to post on our website amendments to or waivers from our code of ethics.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
      The following table sets forth information regarding the beneficial ownership of shares of our capital stock as of March 31, 2005, the record date for the meeting, by:

•	each of our directors;

•	each of our executive officers;

•	all of our directors and executive officers as a group; and

•	each person known by us to beneficially own more than 5% of our outstanding common stock, series H convertible preferred stock or series I convertible preferred stock.
      As of March 31, 2005, 41,722,119 shares of our common stock, 294 shares of our series H convertible preferred stock and 383 shares of our series I convertible preferred stock were outstanding. As of March 31, 2005, the outstanding shares of our series H and series I convertible preferred stock were convertible into 29,400 and 1,278,026 shares of our common stock, respectively.
      For purposes of the following table, a person is deemed to be the beneficial owner of securities that can be acquired by the person within 60 days from the record date for the meeting upon the exercise of warrants or options or upon the conversion of debentures or preferred shares. Each beneficial owner’s percentage is determined by assuming that options, warrants or conversion rights that are held by the person, but not those held by any other person, and which are exercisable within 60 days from the record date of the meeting have been exercised. Unless otherwise indicated, we believe that all persons named in this table have sole voting power and investment power over all the shares beneficially owned by them. Unless otherwise indicated, the address of each person listed in the following table is c/o Terremark Worldwide, Inc., 2601 South Bayshore

Drive, Miami, Florida 33133. All share amounts in the following table have been adjusted to reflect the reverse stock split:

	Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Ownership(1)		Percent of Class (%)

Common Stock:
Manuel D. Medina	3,634,140	(2)	8.7%
Joseph R. Wright, Jr.	523,309	(3)	1.2%
Guillermo Amore	399,392	(4)	*
Marvin S. Rosen	130,134	(5)	*
Miguel J. Rosenfeld	273,185	(6)	*
Timothy Elwes	33,500	(7)	*
Antonio S. Fernandez	76,985	(8)	*
Fernando Fernandez-Tapias	19,166	(9)	*
Arthur L. Money	21,166	(9)	*
Rodolfo A. Ruiz	15,833	(9)	*
Jaime Dos Santos	75,833	(9)	*
Marvin Wheeler	38,833	(9)	*
Jose A. Segrera	51,666	(9)	*
Jose E. Gonzalez	46,233	(9)	*
Ocean Bank(10)	2,000,000		4.8%
Sun Equity Assets Limited(11)	4,002,234		9.6%
Paradise Stream (Bahamas) Limited(12)	2,500,000		6.0%
Merrill Lynch Investment Managers(13)	2,746,640		6.6%
All directors and executive officers as a group (14 persons)	5,339,380		12.6%
Series H Preferred Stock:
One Vision Worldwide, LLC	294	(14)	100.0%
Series I Preferred Stock:
Louisa Stude Sarofim 2004 Terremark Grantor Retained Annuity Trust	80	(15)	20.5%
Guazapa Properties, Inc.	48(16)		12.3%
CRG, LLC	100(17)		25.6%
Asturpizza, S.A.	20(18)		5.1%
CIG Investments, LLLP	40(19)		10.3%
Promociones Bursatiles, S.A.	28(20)		7.2%

*	Represents less than 1.0%.

(1)	For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Exchange Act; the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of the Exchange Act. Under the rules of the Securities and Exchange Commission, a person is deemed to be a “beneficial owner” of a security he or she has or shares the power to (i) vote, (ii) direct the voting of such security or (iii) dispose of or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security.

(2)	Includes 34,500 shares of our common stock underlying options. As reported in Mr. Medina’s Schedule 13D, and any amendments thereto, filed with the Securities and Exchange Commission on October 4, 2002, these include 702,168 shares as to which Mr. Medina has sole voting power but does not have dispositive power. Includes 225,523 shares of our common stock which are held of record by Communication Investors Group, an entity in which Mr. Medina is a partner and holds a 50% interest. See “Shareholders Agreement” below.

(3)	Includes 353,500 shares of our common stock underlying options. Does not include 10,000 shares held in trust for the benefit of Mr. Wright’s grandchildren with respect to which Mr. Wright disclaims beneficial ownership.

(4)	Includes 34,500 shares underlying options, 17,500 shares owned by Mr. Amore’s sibling, over which Mr. Amore has investment control. Also includes (i) 104,393 shares, (ii) 26,667 shares which may be acquired upon the conversion of shares of series I preferred stock and (iii) 5,600 shares underlying warrants, all of which are owned by Margui Family Partners, Ltd. with respect to which Mr. Amore disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(5)	Includes 39,000 shares of our common stock underlying options.

(6)	Includes 34,500 shares of our common stock underlying options and 113,720 shares held indirectly by Mr. Rosenfeld. Does not include 5,810 shares held by Mr. Rosenfeld’s children and mother, with respect to which Mr. Rosenfeld disclaims beneficial ownership.

(7)	Includes 33,500 shares of our common stock underlying options.

(8)	Includes 23,500 shares of our common stock underlying options, 6,666 shares which may be acquired upon the conversion of Series I preferred stock and 1,400 shares underlying warrants.

(9)	Represents shares of our common stock underlying options except in the case of Jose Gonzalez where also represents 450 shares owned by Mr. Gonzalez.

(10)	The address of the beneficial owner is 780 N.W. 42nd Avenue, Miami, Florida 33126.

(11)	The address of the beneficial owner is Georgetown, Tortola, B.V.I. Francis Lee is the natural person deemed to be the beneficial owner of the shares held by Sun Equity Assets Limited. See “Shareholders Agreement” below.

(12)	The address of the beneficial owner is P.O. Box N-65, Charlotte House, Charlotte Street, Nassau, Bahamas. Francis Lee is the natural person deemed to be the beneficial owner of the shares held by Paradise Stream (Bahamas) Limited. See “Shareholders Agreement” below.

(13)	Based on Schedule 13G, filed February 10, 2005, by Merrill Lynch & Co., Inc. as a Parent Holding Company (as such term is used in Rule 13d-1 of the Securities Exchange Act of 1934, as amended) on behalf of Merrill Lynch Investment Managers, an Investment Adviser as defined in Rule 13d-1. The address of the beneficial owner is World Financial Center, North Tower, 250 Vesey Street, New York, New York 10381.

(14)	Represents 294 shares of series H convertible preferred stock which are convertible into, and have voting rights equivalent to, 29,400 shares of our common stock.

(15)	Represents 80 shares of series I convertible preferred stock which are convertible into, and have voting rights equivalent to, 266,672 shares of our common stock.

(16)	Represents 48 shares of series I convertible preferred stock which are convertible into, and have voting rights equivalent to, 160,003 shares of our common stock. Heinrich Adolf Hans Herweg is the natural person with voting and investment control over the shares.

(17)	Represents 100 shares of series I convertible preferred stock which are convertible into, and have voting rights equivalent to, 333,340 shares of our common stock. Christian Altaba is the natural person with voting and investment control over the shares.

(18)	Represents 20 shares of series I convertible preferred stock which are convertible into, and have voting rights equivalent to, 66,668 shares of our common stock. Antonio De Roguery is the natural person with voting and investment control over the shares.

(19)	Represents 40 shares of series I convertible preferred stock which are convertible into, and have voting rights equivalent to, 133,336 shares of our common stock. Vincente Perez Cisneros is the natural person with voting and investment control over the shares.

(20)	Represents 28 shares of series I convertible preferred stock which are convertible into, and have voting rights equivalent to, 93,335 shares of our common stock. Roberto Solis Monsato is the natural person with voting and investment control over the shares.

Shareholders Agreement
      Under the terms of a Shareholders Agreement, dated as of May 15, 2000, among Vistagreen Holdings (Bahamas), Ltd., predecessor-in-interest to Sun Equity Assets Limited, Moraine Investments, Inc., predecessor-in-interest to Sun Equity Assets Limited, and Paradise Stream (Bahamas) Limited, on the one hand, and Brian Goodkind, Michael L. Katz, William Biondi, Edward P. Jacobsen, Irving I. Padron, Jr., Aviva Budd, TCO Company Limited, Manuel D. Medina, Willy Bermello and ATTU Services, Inc., the shareholders party to the Agreement have agreed to vote in favor of the election of two nominees of Vistagreen (now Sun Equity Assets Limited) to our board of directors and have further agreed that one of these nominees, as designated by Vistagreen, will be elected to the executive committee of our board of directors. Vistagreen has nominated Timothy Elwes to serve on our board of directors. We do not currently have an executive committee.
Equity Compensation Plan Information
      This table summarizes share and exercise price information about our equity compensation plans as of March 31, 2005.

	Number of Securities
	to be Issued Upon	Weighted Average	Number of Securities
	Exercise of	Exercise Price of	Available for Future
	Outstanding Options,	Outstanding Options,	Issuance Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by security holders	2,265,532	$	513,040
Equity compensation plans not approved by security holders	216,500	$—	0

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
      On May 26, 2005, we issued 111,017 shares of our common stock to Joseph R. Wright, our Vice Chairman, in connection with the exercise of certain of his options at $3.50 per share.
      On September 24, 2004, we entered into an agreement with Manuel D. Medina, our Chairman, President and Chief Executive Officer, regarding Mr. Medina’s repayment of an outstanding note in the principal amount of $5,000,000 owed by Mr. Medina to us which matured on September 30, 2004. Per the terms of the agreement, Mr. Medina agreed to tender 773,735 shares of our common stock as payment of the outstanding principal and interest due on the note. The terms of the agreement were approved by our Board of Directors at a meeting held on September 28, 2004. On September 29, 2004, Mr. Medina completed the transfer of the shares to us.
      In May 2004, we issued warrants to purchase 20,000 shares of our common stock to Veritas High Yield Arbitrage I Fund, LLC, Veritas High Yield Arbitrage II Fund, LLC, and Veritas High Yield Arbitrage Fund, (Bermuda) Ltd. in connection with a $5.2 million loan from them. We agreed to file a registration statement covering the shares of common stock underlying the warrants and to use our best efforts to cause the registration statement to become effective by August 15, 2004. We were unable to cause the registration statement to be declared effective by August 15, 2004, and upon exercise of the warrants, we were required to deliver 20,000 fully registered shares of common stock to the lenders. On August 24, 2004, Miguel Rosenfeld, one of our directors, delivered 20,000 registered shares to the lenders on our behalf. In exchange, we issued Mr. Rosenfeld 20,000 unregistered shares and agreed to register these shares.
      On March 31, 2004, Guillermo Amore, one of our directors, purchased 12 shares of our series I convertible preferred stock, and Margui Family Partners, Ltd., an entity in which Mr. Amore has an interest, purchased 8.4 shares of our series I convertible preferred stock. As payment for the shares, Mr. Amore issued a note for $300,000 and Margui Family Partners, Ltd. issued a note for $210,000. Both notes bear interest at 10%. Mr. Amore and we have agreed to set off these notes against our debentures held by Mr. Amore.

Mr. Amore has since transferred all his ownership of our series I convertible preferred stock to Margui Family Partners.
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
      On September 5, 2001, we closed on a $48.0 million credit facility with Ocean Bank. In addition to Mr. Medina personally guaranteeing the credit facility, and in order for us to obtain the facility, the bank further required Mr. Medina to, prior to the bank disbursing funds under the credit facility, provide a $5.0 million certificate of deposit to the bank as collateral for certain personal loans Mr. Medina has with the bank and commit to accelerate the maturity date of those personal loans to December 31, 2001. Subsequent to September 2001, Mr. Medina and the bank changed the maturity date on the personal loans, first to December 31, 2001 and later to July 1, 2002. Mr. Medina also agreed to subordinate debt that we owed to Mr. Medina in the event of our default under the credit facility. Mr. Medina has repaid part of those personal loans to Ocean Bank, leaving an outstanding principal balance of approximately $4.6 million as of December 31, 2003. On February 11, 2004, Mr. Medina extended one loan with a principal amount of approximately $3.3 million to February 11, 2005 and made an interest payment of $63,500. On March 8, 2004, Mr. Medina extended the maturity date on the other loan which had a principal amount of approximately $1.3 million to March 8, 2005, and made a $73,446 payment of principal and interest.
      On September 5, 2001, in consideration of Mr. Medina agreeing to repay his indebtedness to the bank earlier than otherwise required, pledging the certificate of deposit to the bank and personally guaranteeing the $48.0 million credit facility and approximately $21.0 million of construction payables, we entered into an amended and restated employment agreement with him. Under the terms of the amended and restated employment agreement we will indemnify Mr. Medina from any personal liability related to his guarantees of any of our debt, use commercially reasonable efforts to relieve Mr. Medina of all his guarantees of our debt, provide up to $6.5 million of cash collateral to the bank should Mr. Medina be unable to repay the personal loans when due and agreed to provide a non interest-bearing $5.0 million loan to Mr. Medina. Additionally, as long as Mr. Medina’s guarantees of our debt exist, we have agreed to nominate Mr. Medina to our Board of Directors and not remove Mr. Medina, unless for good cause, or remove any of our officers without Mr. Medina’s consent. There was no change in the amount or timing of Mr. Medina’s cash or non-cash compensation in connection with these agreements, nor did Mr. Medina receive any guarantee fee or other fees in connection with his guaranteeing our indebtedness. We are no longer obligated to fund the $6.5 million of cash collateral.
      No fee was paid to Mr. Medina for his guarantee of the Ocean Bank loan. In July 2002, the terms of our $5.0 million loan to Mr. Medina were amended. The amended note had a maturity date of September 30, 2004 and bore interest subsequent to September 5, 2002. On September 24, 2004, we entered into an agreement with Mr. Medina pursuant to which the $5.0 million loan was repaid. Per the terms of the Agreement, Mr. Medina tendered, on September 29, 2004, 773,735 shares of our common stock as payment of the outstanding principal and interest due on the loan.
      We entered into an agreement with Joseph Wright, Jr., one of our directors, commencing September 21, 2001, engaging Mr. Wright as an independent consultant. The agreement is for a term of one year after which it renews automatically for successive one-year periods. Either party may terminate the agreement by providing 90 days’ notice. The agreement provides for an annual compensation of $100,000, payable monthly.
      We have also entered into consulting agreements with each of Guillermo Amore and Arthur Money, members of our board of directors, engaging them as independent consultants. Mr. Amore’s agreement provides for an annual compensation of $250,000, payable monthly. Mr. Money’s agreement provides for an annual compensation of $60,000, payable monthly.

      On May 2003, we entered into a subcontractor agreement with Fusion Telecommunications International, Inc. to provide Internet protocol services under our agreement with the Diplomatic Telecommunications Service — Program Office for 16 U.S. embassies and consulates in Asia and the Middle East with another one scheduled to be installed. Fusion’s Chief Executive Officer, Marvin Rosen, is one of our directors. In addition, Fusion’s former Chairman, Joel Schleicher, and Kenneth Starr, one of Fusion’s other directors, formerly served on our board. Manuel Medina, our Chairman, President and Chief Executive Officer, also sits on Fusion’s board of directors and Joseph R. Wright, Jr., another director of ours, formerly served on Fusion’s board of directors. During the year ended March 31, 2005, we purchased approximately $957,000 in services from Fusion.
      Included in interest income for the years ended March 31, 2005 and 2004 are approximately $50,000 and $76,000, respectively, from a $5.0 million receivable from Mr. Medina.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
      PricewaterhouseCoopers LLP (PwC) serves as our independent registered certified public accounting firm.
      We were billed an aggregate of $1,250,000 and $384,000 by PwC for the fiscal years ended March 31, 2005 and 2004, respectively, as follows:
Audit Fees
      We were billed $910,000 and $279,000 by PwC for professional services rendered for the audit of our annual financial statements for the fiscal years ended March 31, 2005 and 2004, respectively, and the reviews of the financial statements included in our filings on Forms 10-Q for those fiscal years.
Audit Related Fees
      We were billed $338,000 and $86,000 by PwC for audit related services, other than the audit and review services described above, for the fiscal years ended March 31, 2005 and 2004. Audit related services provided consist of work related consents provided in connection with Company registration statement for both years and for the preparation of a comfort letter in the year ended March 31, 2005.
Tax Fees
      PwC did not provide any Tax Services, other than the audit and review services described above, for the fiscal years ended March 31, 2005 and 2004.
All Other Fees
      PwC did not provide any professional services, other than the audit and review services described above, for the fiscal years ended March 31, 2005 and 2004. PwC did not provide any services related to financial information systems design and implementation during the fiscal years ended March 31, 2005 and 2004.
Audit Committee Approval
      Our Audit Committee pre-approves all services provided to us by PwC.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
      (a) List of documents filed as part of this report:

1.	Financial Statements

•	Report of Independent Registered Certified Public Accounting Firm

•	Consolidated Balance Sheets as of March 31, 2005 and 2004

•	Consolidated Statements of Operations for the Years Ended March 31, 2005, 2004 and 2003

•	Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Three Year Period Ended March 31, 2005

•	Consolidated Statements of Cash Flows for the Years Ended March 31, 2005, 2004 and 2003

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules
      All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or the omitted schedules are not applicable.

3.	Exhibits

Exhibit
Number	Exhibit Description

1.1	Form of Underwriting Agreement related to the Company’s offering of common stock on March 14, 2005 (previously filed as an exhibit to the Company’s registration statement filed on February 3, 2005)
3.1	Certificate of Merger of Terremark Holdings, Inc. with and into AmTec, Inc. (previously filed as an exhibit to the Company’s Registration Statement on Form S-3 filed on May 15, 2000)
3.2	Restated Certificate of Incorporation of the Company (previously filed as an exhibit to the Company’s Registration Statement on Form S-3 filed on May 15, 2000)
3.3	Certificate of Amendment to Certificate of Incorporation of the Company (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 filed on December 21, 2004)
3.4	Restated Bylaws of the Company (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2002)
3.5	Certificate of Designations of Preferences of Series G Convertible Preferred Stock of the Company (previously filed as an exhibit to the Company’s Registration Statement on Form S-3 filed on May 15, 2000)
3.6	Certificate of Designations of Preferences of Series H Convertible Preferred Stock of the Company (previously filed as exhibit 3.5 to the Company’s Annual Report on Form 10-K filed on July 16, 2001)
3.7	Certificate of Designations of Preferences of Series I Convertible Preferred Stock of the Company (previously filed as an exhibit to the Company’s Registration Statement on Form S-3/ A filed on March 17, 2004)
3.8	Certificate of Amendment to Certificate of Incorporation of the Company (previously files as an exhibit to the Company’s current report on Form 8-K filed on May 18, 2005).
4.1	Specimen Stock Certificate (previously filed as exhibit to the Company’s current report on Form 8-K filed on May 18, 2005).
4.4	Form of Warrant for the Purchase of Common Stock (previously filed as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 15, 2003)
4.5	Indenture dated June 14, 2004 including form of 9% Senior Convertible Note due 2009 (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004)

Exhibit
Number	Exhibit Description

10.1	1995 Stock Option Plan (previously filed as part of the Company’s Transition Report on Form 10-KSB for the transition period from October 1, 1994 to March 31, 1995)
10.2	1996 Stock Option Plan (previously filed as part of the Company’s Transition Report on Form 10-KSB for the transition period from October 1, 1994 to March 31, 1995)
10.3	Form of Indemnification Agreement for directors and officers of the Company (previously filed as an exhibit to the Company’s Registration Statement on Form S-3, as amended, filed on March 11, 2003)
10.4	Employment Agreement with Manuel Medina (previously filed as exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on July 16, 2001)
10.5	Amendment to Employment Agreement with Manuel Medina (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2001)
10.7	Net Premises Lease by and between Rainbow Property Management, LLC and Coloconnection, Inc. (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 15, 2003)
10.13	Non-qualified Stock Option Agreement with Brian K. Goodkind to purchase 1,278,205 shares of the Company’s common stock (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2003)
10.14	Non-qualified Stock Option Agreement with Brian K. Goodkind to purchase 1,406,795 shares of the Company’s common stock (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2003)
10.15	First Amendment to the Non-qualified Stock Option Agreement with Brian K. Goodkind to purchase 200,000 shares of the Company’s common stock (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2003)
10.16	First Amendment to the Non-qualified Stock Option Agreement with Brian K. Goodkind to purchase 115,000 shares of the Company’s common stock (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2003)
10.17	Amended and restated 2000 Stock Option Plan (previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on August 19, 2004)
10.18	2000 Directors’ Stock Option Plan (previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on August 19, 2002)
10.19	Agreement between Fundacao De Amparo A Pesquisa Do Estado De Sao Paulo — FAPESP and Terremark Latin America (Brazil) Ltda. (previously filed as an exhibit to the Company’s Registration Statement on Form S-3/ A filed on December 22, 2003)
10.20	Employment Agreement with Jose A. Segrera dated September 8, 2001 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed June 30, 2003)
10.21	Employment Agreement with Jose E. Gonzalez dated November 2002 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed June 30, 2003)
10.23	Employment Agreement with Jamie Dos Santos dated November 1, 2002 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed June 14, 2004)
10.24	Employment Agreement with Marvin Wheeler dated November 1, 2002 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed June 14, 2004)
10.26	Loan Agreement dated as of December 31, 2004 (the “Loan Agreement”), by and among Technology Center of the Americas, LLC, as Borrower, Citigroup Global Markets Realty Corp., as Agent and each Lender signatory thereto (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005)
10.27	Form of Warrant Certificate of Terremark Worldwide, Inc. issued to Citigroup Global Markets Realty Corp. (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005)

Exhibit
Number	Exhibit Description

10.28	Purchase Agreement dated as of December 31, 2004, among Terremark Worldwide, Inc., as Issuer, the guarantors named therein, FMP Agency Services, LLC, as agent, and each of the purchasers named therein (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005)
10.29	Security Agreement dated as of December 31, 2004, by Terremark Worldwide, Inc., as Issuer, the guarantors named therein and FMP Agency Services, LLC, as Agent (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005)
10.30	Registration Rights Agreement dated as of December 31, 2004 among Terremark Worldwide, Inc. and Falcon Mezzanine Partners, LP, Stichting Pensioenfonds ABP and Stichting Pensioenfonds Voor De Gezondheid, Geestelijke En Maatschappelijke Belangen (the “Purchasers”) (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005)
10.31	Form of Warrant Certificate of Terremark Worldwide, Inc. issued to the Purchasers (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005)
10.32	Form of Note of Terremark Worldwide, Inc. issued to the Purchasers (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005)
10.33	Guaranty of Nonrecourse Obligations executed by the Company in favor of Citigroup Global Markets Realty Corp., as agent, for the benefit of the lenders to the Loan Agreement (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 filed on February 3, 2005).
10.34	Employment Agreement with John Neville dated April 18, 2005*
21	Subsidiaries of the Company*
23.1	Consent of PricewaterhouseCoopers LLP*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)*
32.1	Certification of Chief Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERREMARK WORLDWIDE, INC.

By: /s/ MANUEL D. MEDINA

Manuel D. Medina
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)
Date: June 29, 2005

By: /s/ JOSE A. SEGRERA

Jose A. Segrera
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: June 29, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MANUEL D. MEDINA Manuel D. Medina	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	June 29, 2005

/s/ GUILLERMO AMORE Guillermo Amore	Director	June 29, 2005

/s/ TIMOTHY ELWES Timothy Elwes	Director	June 29, 2005

/s/ ANTONIO S. FERNANDEZ Antonio S. Fernandez	Director	June 29, 2005

/s/ FERNANDO FERNANDEZ-TAPIAS Fernando Fernandez-Tapias	Director	June 29, 2005

/s/ HON. ARTHUR L. MONEY Hon. Arthur L. Money	Director	June 29, 2005

/s/ MARVIN S. ROSEN Marvin S. Rosen	Director	June 29, 2005

/s/ MIGUEL J. ROSENFELD Miguel J. Rosenfeld	Director	June 29, 2005

/s/ RODOLFO A. RUIZ Rodolfo A. Ruiz	Director	June 29, 2005

/s/ JOSEPH R. WRIGHT, JR. Joseph R. Wright, Jr.	Director	June 29, 2005

/s/ JOSÉ A. SEGRERA José A. Segrera	Chief Financial Officer (Principal Financial and Accounting Officer)	June 29, 2005

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Terremark Worldwide, Inc.
      We were engaged to perform an integrated audit of Terremark Worldwide, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2005 in accordance with the standards of the Public Company Accounting Oversight Board (United States). We have audited the Company’s 2005, 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinion on the consolidated financial statements, based on our audits, is presented below. However, as explained more fully below, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005.
Consolidated financial statements
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Terremark Worldwide, Inc. and its subsidiaries at March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      The Company has not reported on its assessment of the effectiveness of internal control over financial reporting. Because management did not report on its assessment, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Although management has not reported on its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005, management has identified the following material weaknesses as of March 31, 2005:

1. The Company did not maintain effective controls to restrict access to key financial applications and data. Specifically, the Company did not adequately segregate the duties of certain individuals in the information technology and accounting departments having access to key financial applications and data broader than that required by their roles and responsibilities, including an employee with check signing authority and another with responsibility over the custody and processing of customer payments received by mail. In addition, the Company did not have controls to monitor access to financial applications and data. This control deficiency did not result in an adjustment to the consolidated financial statements. However, this control deficiency could result in a misstatement in financial statement accounts or disclosures that would result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency represents a material weakness.

2. The Company did not maintain effective controls over the billing function to ensure that invoices capture all services delivered to customers and that such services are invoiced and revenue is recorded accurately and timely. Specifically, the Company did not have effective controls to reconcile, review and monitor revenues recorded to amounts invoiced to customers, to data in customer contracts or to customer service delivery data. This control deficiency resulted in immaterial audit adjustments to the interim and annual consolidated financial statements. In addition, this control deficiency could result in a misstatement to revenues or receivables that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency represents a material weakness.
      The existence of one or more material weaknesses as of March 31, 2005 would preclude a conclusion that the Company’s internal control over financial reporting was effective as of that date. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our disclaimer of opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP
Miami, Florida
June 29, 2005

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$44,001,144	$4,378,614
Restricted cash	2,185,321	—
Accounts receivable, net of allowance for doubtful accounts of $200,000 each year	4,388,889	3,577,144
Current portion of capital lease receivable	2,280,000	—
Note receivable	—	2,285,000
Prepaid and other current assets	942,575	1,115,230

Total current assets	53,797,929	11,355,988
Investment in unconsolidated entities, net	—	725,319
Restricted cash	5,641,531	789,476
Property and equipment, net	123,406,321	53,897,716
Debt issuance costs, net of accumulated amortization of $1,007,734 and $121,691	8,797,296	175,363
Other assets	1,182,716	488,971
Capital lease receivable, net of current portion	6,080,001	—
Goodwill	9,999,870	9,999,870

Total assets	$208,905,664	$77,432,703

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of mortgage payable	$692,570	$—
Current portion of notes payable	4,489,945	9,194,145
Construction payables	427,752	1,363,554
Accounts payable and accrued expenses	8,914,578	7,067,319
Current portion of capital lease obligations	1,037,459	1,799,726
Interest payable	2,680,882	1,952,978
Current portion of unearned interest	724,686	—
Convertible debt	—	250,000

Total current liabilities	18,967,872	21,627,722
Mortgage payable, less current portion	46,034,024	—
Convertible debt	53,972,558	36,895,239
Derivatives embedded within convertible debt, at estimated fair value	20,116,618	—
Notes payable, less current portion	23,664,142	31,311,894
Deferred rent	2,001,789	6,938,454
Unearned interest under capital lease receivables	898,778	—
Capital lease obligations, less current portion	434,441	105,886
Deferred revenue	1,994,598	2,686,396
Series H redeemable convertible preferred stock: $.001 par value, 294 shares issued and outstanding, at liquidation value	616,705	586,718

Total liabilities	168,701,525	100,152,309

Minority interest	28,090	—

Commitments and contingencies	—	—

Stockholder’s equity (deficit):
Series G convertible preferred stock: $.001 par value, 20 shares issued and outstanding	—	1
Series I convertible preferred stock: $.001 par value, 383 shares issued and outstanding (liquidation value of approximately $10.5 million and $10.0 million)	1	1
Common stock: $.001 par value, 100,000,000 shares authorized; 42,587,321 and 31,122,748 shares issued	42,587	31,123
Common stock warrants	13,599,704	3,642,006
Common stock options	1,538,260	1,545,375
Additional paid-in capital	279,063,085	213,876,605
Accumulated deficit	(246,674,069)	(236,814,717)
Accumulated other comprehensive loss	(172,882)	—
Treasury stock: 865,202 shares	(7,220,637)	—
Note receivable — related party	—	(5,000,000)

Total stockholders’ equity (deficit)	40,176,049	(22,719,606)

Total liabilities and stockholders’ equity (deficit)	$208,905,664	$77,432,703

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended March 31,

	2005	2004	2003

Revenues
Data center — services	$34,985,343	$17,034,377	$11,032,985
Data center — technology infrastructure build-out	11,832,745	—	—
Construction contracts and fees	1,329,526	1,179,362	3,660,718

Operating revenues	48,147,614	18,213,739	14,693,703

Expenses
Data center operations — services, excluding depreciation	26,377,861	16,413,021	11,234,833
Data center operations — technology infrastructure build-out	9,711,022	—	—
Construction contract expenses, excluding depreciation	809,372	918,022	2,968,142
General and administrative	13,243,073	13,336,400	12,507,121
Sales and marketing	5,402,886	3,424,411	4,200,858
Depreciation and amortization	5,697,071	4,698,292	5,092,749
Impairment of long-lived assets and goodwill	813,073	—	4,020,300

Operating expenses	62,054,358	38,790,146	40,024,003

Loss from operations	(13,906,744)	(20,576,407)	(25,330,300)

Other income (expenses)
Change in fair value of derivatives embedded within convertible debt	15,283,500	—	—
Gain on debt restructuring and extinguishment, net	3,420,956	8,475,000	—
Inducement on debt conversion	—	—	(4,871,245)
Interest expense	(15,493,610)	(14,624,922)	(11,007,683)
Interest income	666,286	131,548	136,278
Other, net	170,260	4,104,204	(154,355)

Total other income (expenses)	4,047,392	(1,914,170)	(15,897,005)

Loss before income taxes	(9,859,352)	(22,490,577)	(41,227,305)
Income taxes	—	—	—

Net loss	(9,859,352)	(22,490,577)	(41,227,305)
Preferred dividend	(915,250)	(1,158,244)	(160,000)

Net loss attributable to common shareholders	$(10,774,602)	$(23,648,821)	$(41,387,305)

Basic and diluted net loss per common share	$(0.31)	$(0.78)	$(1.76)

Weighted average common shares outstanding	35,147,503	30,502,819	23,520,931

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Common Stock Par							Accumulated		Notes
	Preferred	Preferred	Value $.001				Common	Additional		Other		Receivable
	Stock	Stock			Common Stock	Common	Stock	Paid-In	Accumulated	Comprehensive	Treasury	Related
	Series G	Series I	Issued Shares	Amount	Warrants	Stock Options	Subscriptions	Capital	Deficit	Loss	Stock	Party

Balance at March 31, 2002	$1	$—	20,088,225	$20,088	$2,879,413	$1,566,801	$950,000	$125,832,913	$(173,096,835)	$—	$(2,428,125)	$(5,000,000)
Sale of Common stock	—	—	3,314,882	3,315	—	—	(950,000)	21,424,995	—	—	—	—
Retirement of treasury shares	—	—	(140,000)	(140)	—	—	—	(2,427,985)	—	—	2,428,125	—
Warrants issued	—	—	—	—	1,221,979	—	—	—	—	—	—	—
Exercise of warrants	—	—	81,800	82	(364,738)	—	—	372,836	—	—	—	—
Warrants expired	—	—	—	—	(1,879,073)	—	—	1,879,073	—	—	—	—
Conversion of debt	—	—	2,282,779	2,283	—	—	—	22,331,599	—	—	—	—
Forfeiture of stock options	—	—	—	—	—	(21,426)	—	21,426	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(41,227,305)		—

Balance at March 31, 2003	1	—	25,627,686	25,628	1,857,581	1,545,375	—	169,434,857	(214,324,140)	—	—	$(5,000,000)
Conversion of debt	—	—	5,121,183	5,121	—	—	—	24,303,755	—	—	—	—
Exercise of stock options	—	—	7,727	8	—	—	—	38,397	—	—	—	—
Warrants issued	—	—	—	—	644,597	—	—	(309,998)	—	—	—	—
Exercise of warrants	—	—	950	1	(3,971)	—	—	8,529	—	—	—	—
Warrants expired	—	—	—	—	(528,449)	—	—	528,449	—	—	—	—
Beneficial conversion feature on issuance of convertible debentures	—	—	—	—	—	—	—	9,500,000	—	—	—	—
Stock Options issued	—	—	—	—	1,672,248	—	—	2,185,463	—	—	—	—
Series I Preferred stock issued	—	—	—	—	—	—	—	8,187,518	—	—	—	—
Common stock issued	—	1	365,202	365	—	—	—	(365)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(22,490,577)	—	—	—

Balance at March 31, 2004	1	1	31,122,748	31,123	3,642,006	1,545,375	—	213,876,605	(236,814,717)	—	—	$(5,000,000)
Sale of Common stock	—	—	6,301,778	6,302	—	—	—	42,587,192	—	—	—	—
Conversion of debt	—	—	5,524,927	5,525	—	—	—	28,030,500	—	—	—	—
Conversion of preferred stock	(1)	—	281,089	281	—	—	—	1,448	—	—	—	—
Exercise of stock options	—	—	33,667	33	—	—	—	122,720	—	—	—	—
Warrants issued	—	—	—	—	10,365,483	—	—	—	—	—	—	—
Exercise of warrants	—	—	35,162	35	(261,640)	—	—	263,603	—	—	—	—
Warrants expired	—		—	—	(146,145)	—	—	146,145	—	—	—	—
Preferred stock issuance costs	—	—	—	—	—	—	—	(587,858)	—	—	—	—
Dividends on preferred stock	—	—	—	—	—	—	—	(795,249)	—	—	—	—
Issuance of common stock in lieu of cash — preferred stock dividend	—		61,685	62	—	—	—	361,997	—	—	—	—
Stock tendered in payment of loan and retired	—	—	(773,735)	(774)	—	—	—	(4,951,133)	—	—	—	5,000,000
Net assets acquired from NAP Madrid	—	—	—	—	—	—	—	—	—	—	(7,220,637)	—
Forfeiture of stock options	—	—	—	—	—	(7,115)	—	7,115	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(172,882)	—	—
Net loss	—	—	—	—	—	—	—	—	(9,859,352)	—	—	—

Balance at March 31, 2005	$—	$1	42,587,321	$42,587	$13,599,704	$1,538,260	$—	$279,063,085	$(246,674,069)	$(172,882)	$(7,220,637)	$—

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended March 31,

	2005	2004	2003

Cash flows from operating activities:
Net loss	$(9,859,352)	$(22,490,577)	$(41,227,305)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of long-lived assets	5,697,071	4,698,292	5,092,749
Change in estimated fair value of embedded derivatives	(15,283,500)	—	—
Accretion on convertible debt and mortgage payable	3,303,168	—	—
Amortization of beneficial conversion feature on issuance of convertible debentures	904,761	8,595,239	—
Amortization of debt issue costs	1,402,010	130,483	908,321
Provision for bad debt	317,603	167,135	197,774
Equity issued for services	—	—	313,968
Impairment of long-lived assets	813,073	—	4,020,300
Stock-based compensation	—	2,185,463	—
Inducement on debt conversion expense	—	—	4,871,245
Gain on debt restructuring and extinguishment	(3,626,956)	(8,475,000)	—
Other, net	(44,425)	74,034	312,252
Warrants issued for services	202,550	—	—
(Increase) decrease in:
Accounts receivable	(1,129,348)	(3,220,339)	2,263,100
Capital lease receivable, net of unearned interest	(6,736,537)	—	—
Restricted cash	(1,355,975)	—	—
Other assets	(984,947)	279,530	(123,369)
Increase (decrease) in:
Accounts payable and accrued expenses	(1,857,528)	(1,166,016)	649,006
Interest payable	1,001,428	(1,526,664)	2,947,252
Deferred revenue	(691,798)	1,715,246	155,324
Net assets/liabilities of discontinued operations	—	(1,170,980)	175,521
Construction payables	(820,146)	—	—
Deferred rent	4,387,360	4,327,831	1,135,448

Net cash used in operating activities	(24,361,488)	(15,876,323)	(18,308,414)

Cash flows from investing activities:
Restricted cash	(4,000,000)	(20,571)	(11,332)
Purchase of property and equipment	(10,508,261)	(4,054,741)	(994,892)
Investment in unconsolidated entities	—	—	(337,812)
Acquisition of a majority interest in NAP Madrid	(2,537,627)	—	—
Acquisition of TECOTA, net of cash acquired	(73,936,374)	—	—
Acquisition of interest rate cap agreement	(100,000)	—	—
Proceeds from notes receivable	50,000	—	—

Net cash used in investing activities	(91,032,262)	(4,075,312)	(1,344,036)

Cash flows from financing activities:
Increase in restricted cash	(1,681,401)	—	—
Proceeds from mortgage loan and warrants	49,000,000	750,000	10,032,220
Issuance of senior secured notes and warrants	30,000,000	—	—
Increase (decrease) in construction payables	—	1,215,505	(2,948,554)
Payments on loans	(36,667,782)	(2,996,517)	(2,295,138)
Issuance of convertible debt	86,257,312	19,550,000	—
Payments on convertible debt	(10,131,800)	(1,605,000)	—
Debt issuance costs	(6,007,370)	—	—
Proceeds from issuance of common stock	42,593,594	—	—
Proceeds from sale of preferred stock	2,131,800	7,309,765	—
Preferred stock issuance costs	(587,860)	—	—
Payments of preferred stock dividends	(433,253)	—	—
Other borrowings	850,262	—	—
Payments under capital lease obligations	(433,712)	(1,334,325)	(975,433)
Proceeds from exercise of stock options and warrants	124,760	32,631	9,180
Sale of common stock and warrants	—	—	16,955,287
Proceeds from exercise of preferred stock conversions	1,730	—	—

Net cash provided by financing activities	155,016,280	22,922,059	20,777,562

Net increase in cash	39,622,530	2,970,424	1,125,112
Cash and cash equivalents at beginning of period	4,378,614	1,408,190	283,078

Cash and cash equivalents at end of period	$44,001,144	$4,378,614	$1,408,190

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Organization
      Terremark Worldwide, Inc. (together with its subsidiaries, the “Company” or “Terremark”) operates Internet exchange points from which it provides colocation, interconnection and managed services to government entities, carriers, Internet service providers, network service providers and enterprises. The Company’s Internet exchange point facilities, or IXs, are located at strategic locations in Miami, Florida; Santa Clara, California; Madrid, Spain; and São Paulo, Brazil. Those facilities serve as locations where networks meet to interconnect and exchange Internet traffic, including data, voice, audio and video traffic. The Company’s primary facility, the NAP of the Americas, in Miami, Florida is designed and built to disaster-resistant standards with maximum security to house mission-critical systems infrastructure.

2.	Summary of Significant Accounting Policies
      A summary of significant accounting principles and practices used by the Company in preparing its consolidated financial statements follows.
      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated.

Loss per share
      Effective May 16, 2005, the Company’s stockholders approved a one for ten reverse stock split. All share and per share information has been restated to account for the one for ten reverse stock split.
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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and cash equivalents
      The Company considers all amounts held in highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash balances maintained in the operating and interest-bearing money market accounts at the Company’s banks.

Restricted cash
      Restricted cash represents cash required to be deposited with financial institutions in connection with certain loan agreements and operating leases.

Property and equipment
      Property and equipment includes acquired assets and those accounted for under capital leases. Acquired assets are recorded at cost and assets under capital lease agreements are recorded at the net present value of minimum lease payments. Property and equipment, including leased assets, are depreciated using the straight-line method over their estimated useful lives, as follows:

Building	40 years
Improvements	5 - 20 years
Computer software	3 years
Furniture, fixture and equipment	5 - 20 years
      Costs for improvements and betterments that extend the life of assets are capitalized. Maintenance and repair expenditures are expensed as incurred.

Goodwill and Impairment of long-lived assets and long-lived assets to be disposed of
      Goodwill and intangible assets that have indefinite lives are not amortized but rather are tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The goodwill impairment test involves a two-step approach. Initially the fair values of the reporting units are compared with their carrying amount, including goodwill, to identify potential impairment. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for the excess, if any, of the carrying value of goodwill over the implied fair value of goodwill. Intangible assets that have finite useful lives are amortized over their useful lives.
      Goodwill represents the carrying amount ($9,999,870) of the excess purchase price over the fair value of identifiable net assets acquired in conjunction with the acquisition of a corporation holding rights to develop and manage facilities catering to the telecommunications industry. We performed our annual tests for impairment in the quarters ended March 31, 2005 and 2004, and concluded that there were no impairments.
      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events and circumstances include, but are not limited to, prolonged industry downturns, significant decline in our market value and significant reductions in our projected cash flows. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of the number of additional customer contracts, profit margins, terminal growth rates and discounted rates. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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
      The Company’s short-term financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, construction payables and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, equaled their book value. The fair value of capital lease obligations is based on management estimates and equaled their book value due to obligations with similar interest rates and maturities. The fair value of the Company’s redeemable preferred stock is estimated to be its liquidation value, which includes accumulated but unpaid dividends. The fair value of other financial instruments the Company held for which it is practicable to estimate such value is as follows:

	March 31, 2005		March 31, 2004

	Book Value	Fair Value	Book Value	Fair Value

Mortgage payable including current portion	$46,726,594	$48,822,510	$—	$—
Notes payable, including current portion	28,154,087	25,572,448	40,506,039	30,978,196
Convertible debt	53,972,558	75,350,377	37,145,239	36,895,239
      As of March 31, 2005 the fair value of the Company’s notes payable and convertible debentures was based on discounted cash flows using a discount rate of approximately 13%. As of March 31, 2005, the fair value of the mortgage payable was estimated as equal to their unpaid principal balance due to its floating interest rate. As of March 31, 2004, fair value of the Company’s notes payable was based on discounted cash flows using a discount rate of 10%.
      As of March 31, 2004, the fair value of convertible debentures was estimated as equal to their book value due to obligations or borrowings with similar interest rates, maturities and extent of collateralization.

Revenue and allowance for bad debts
      Revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from customers. If the Company determines that collection is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. The Company accounts for data center revenues in accordance with Emerging Issues Task Force Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” which provides guidance on separating multiple element revenue arrangements into separate units of accounting.
      Data center revenues consist of monthly recurring fees for colocation, exchange point, and managed services fees. It also includes monthly rental income for unconditioned space in our Miami facility. Revenues

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
from colocation and exchange point services, as well as rental income for unconditioned space, are recognized ratably over the term of the contract. Installation fees are deferred and recognized ratably over the term of the related contract. Managed services fees are recognized in the period in which the services are provided.
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
      Lease contracts qualifying for capital lease treatment are accounted for as sales-type leases. For sales-type lease transactions, the Company recognizes as revenue the net present value of the future minimum lease payments. The cost basis of the equipment and infrastructure is charged to cost of infrastructure build-outs. During the life of the lease, the Company recognizes as other income in each respective period, that portion of each periodic lease payment deemed to be attributable to interest income. Interest income from sales-type leases of approximately $281,000 is included in revenue for the year ended March 31, 2005. The balance of each periodic lease payment, representing principal repayment, is recognized as a reduction to capital lease receivable.
      Revenues from construction contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. Construction contract expenses costs include all direct material and labor costs and indirect costs related to contract performance such as indirect labor, supplies, tools, and repairs. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions can be reasonably estimated. Accordingly, it is possible the current estimates relating to completion cost and profitability of its uncompleted contracts will vary from actual results. Revenues from construction related fees are recognized in the period in which the services are provided.
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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Beneficial conversion feature
      When the Company issues debt or equity which is convertible into common stock at a discount from the common stock market price at the date the debt or equity is issued, a beneficial conversion feature for the difference between the closing price and the conversion price multiplied by the number of shares issuable upon conversion is recognized. The beneficial conversion feature is presented as a discount to the related debt or equity, with an offsetting amount increasing additional paid in capital. The discount is amortized as additional interest expense or dividend from the date the instrument is issued to the date it first becomes convertible.

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
      On December 31, 2004, the Company paid $100,000 to enter into a rate cap protection agreement, a derivative hedge against increases in interest rates. The agreement capped interest rates on the $49 million mortgage payable for the four-year period for which the rate cap protection is in effect.
      The Company has designated this interest rate cap agreement as a cash flow hedge. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive loss, a separate component of stockholders’ equity (deficit), and reclassified into earnings in the period during which the hedge transaction affects earnings. The portion of the hedge which is not effective is immediately reflected in other income and expenses. Management will assess, at least quarterly, whether the derivative item is effective in offsetting the changes in fair value or cash flows of the hedged transaction. Any change in fair value resulting from ineffectiveness will be recognized in current period earnings.

Significant concentrations
      The Company’s two largest customers accounted for approximately 42% and 12%, respectively, of data center revenues for the year ended March 31, 2005. Two customers accounted for approximately 14% and 10% of data center revenues for the year ended March 31, 2004.

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
      The following table presents what the net loss and net loss per share would have been had the Company accounted for employee stock based compensation using the fair value method:

	For the Year Ended March 31

	2005	2004	2003

Net loss attributable to common shareholders as reported	$(10,774,602)	$(23,648,821)	$(41,387,305)
Stock-based compensation expense included in net loss	—	2,185,463	—
Stock-based compensation expense if the fair value method had been adopted	(2,112,914)	(3,288,790)	(4,028,184)

Pro forma net loss attributable to common shareholders	(12,887,516)	(24,752,148)	(45,415,489)

Loss per common share — as reported	$(0.31)	$(0.78)	$(1.76)

Loss per common share — pro forma	(0.37)	(0.81)	(1.93)

      Fair value calculations for employee grants were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003

Risk Free Rate	2.87% - 4.33%	2.14% - 3.50%	2.65% - 4.84%
Volatility	126% - 137%	150%	135% - 150%
Expected Life	5 years	5 years	5 years
Expected Dividends	0%	0%	0%

Stock warrants
      The Company uses the fair value method to value warrants granted to non-employees. Some warrants are vested over time and some are vested upon issuance. The Company determined the fair value for non-employee warrants using the Black-Scholes option-pricing model with the same assumption used for employee grants, except for expected life which was assumed to be between 1 and 7 years. When warrants to acquire the Company’s common stock are issued in connection with the sale of debt or other securities, aggregate proceeds from the sale of the warrants and other securities are allocated among all instruments issued based on their relative fair market values. Any resulting discount from the face value of debt is amortized to interest expense using the effective interest method over the term of the debt.

Minority interest
      Minority interest represents the minority shareholder interest in the book value of NAP Madrid’s net assets.

Other comprehensive loss
      Other comprehensive loss consists of net loss and foreign currency translation adjustments and changes in the value of any effective portion of the interest rate cap agreement designated as a cash flow hedge, and is presented in the accompanying consolidated statement of stockholders’ equity (deficit).

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent accounting standards
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” which is effective for the Company’s reporting periods beginning after April 1, 2006. Management is currently considering the financial accounting, income tax and internal control implications of SFAS No. 123(R).
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
      In June 2004, the FASB issued EITF Issue 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue 03-1 establishes a common approach to evaluating other-than-temporary impairment to investments in an effort to reduce the ambiguity in impairment methodology found in APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, which has resulted in inconsistent application. In September 2004, the FASB issued FASB Staff Position EITF Issue 03-1-1, which deferred the effective date for the measurement and recognition guidance clarified in EITF Issue 03-1 indefinitely; however, the disclosure requirements remain effective for fiscal years ending after June 15, 2004. While the effective date for certain elements of EITF Issue 03-1 have been deferred, the adoption of EITF Issue 03-1 when finalized in its current form is not expected to have a material impact on our financial position, results of operations or cash flows.
      In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB approved EITF Issue 03-6, “Participating Securities and the Two — Class Method under FAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share”, and requires the use of the two-class method for participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock based compensation (unvested options and restricted stock) subject to the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and SFAS No. 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF Issue 03-6 did not have an impact on the Company’s financial position or results of operations for the year ended March 31, 2005.

3.	Acquisitions

TECOTA
      From February 23, 2001 until December 31, 2004, the Company owned a 0.84% interest in Technology Center of the Americas, LLC (“TECOTA”), the entity that owns the building in which the NAP of the

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Americas is housed (“NAP of the Americas building”). In July 2004, the Company entered into an agreement under which it assumed the obligation to purchase the other outstanding equity interests in TECOTA. On December 31, 2004, the Company completed the purchase of those other outstanding equity interests such that TECOTA became a wholly-owned subsidiary. In connection with this purchase, the Company paid approximately $40.0 million for the equity interests and repaid an approximately $35.0 million mortgage to which the NAP of the Americas building was subject. The Company allocated the purchase price based upon the fair value of assets acquired and liabilities assumed. The following is an allocation of the purchase price and a reconciliation of payments made:

Assets
Cash	$1,574,000
Other current assets	383,000
Land and building	64,973,000
Liabilities
Accounts payable	(462,000)

Fair value of net assets acquired	66,468,000
Adjustments:
Write off of Terremark’s deferred rent liability to TECOTA	9,324,000
Terremark’s partnership interest in TECOTA under cost method	(392,000)
Repayment of mortgage	(35,736,000)

Cash paid to former TECOTA partners	$39,664,000

      The following unaudited pro forma financial information of the Company has been presented as if the acquisition of TECOTA had occurred as of April 1:

	2004	2003

Revenues	$50,200,000	$20,900,000

Net loss	$11,800,000	$28,500,000

Basic and diluted net loss per common share	$(0.35)	$(0.94)

      The Company financed the purchase of the equity interests and repayment of the mortgage from two sources. The Company obtained a $49.0 million first mortgage loan from CitiGroup Global Markets Realty Corp. Simultaneously, it issued Senior Secured Notes in an aggregate principal amount equal to $30.0 million due March 2009 (the “Senior Secured Notes”) and sold 306,044 shares of common stock valued at $2.0 million to Falcon Mezzanine Partners, LP and its co-investment partners, Stichting Pensioenfonds Voor De Gezond-Heid Geestelijke En Maatschappelijke Belangen and Stichting Pensioenfonds ABP, two funds affiliated with AlpInvest Partners (“the Falcon investors”).

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Abengoa S.A., and Centro de Transportes de Coslada, S.A. (“CTC”). At the time NAP Madrid was formed, the Company owned 1% of its equity, which was subsequently increased to 10%.
      In May 2004, the Company purchased the 20% interest in NAP Madrid owned by Telvent Sistemas y Redes S.A. for approximately $550,000. In June 2004, the Company purchased the 20% interest in this entity owned by Red Electrica Telecomunicaciones, S.A. for approximately $634,000. In July 2004, the Company purchased the 30% interest in NAP Madrid owned by CTC and IMADE, for approximately $1.4 million. As a result of these transactions, the Company owns an 80% equity interest in NAP Madrid. The Company’s accounts as of March 31, 2005 include the assets and liabilities of NAP Madrid, as well as the 20% minority interest. The assets of NAP Madrid primarily consist of 870,000 shares of Terremark’s common stock, which are accounted for as treasury stock at cost. The liabilities of NAP Madrid consist primarily of a bank loan with a balance of 3.5 million Euros ($4.5 million at the March 31, 2005 exchange rate). The results of operations of NAP Madrid from July 1, 2004 have been included in the accompanying condensed consolidated statement of operations.
      Because it had not commenced significant operations and had no customers or employees when the above transactions were consummated, the Company concluded that the assets acquired do not constitute a business. The Company allocated the purchase price based upon the fair value of assets acquired and liabilities assumed. The following is an allocation of the aggregate purchase price:

Assets
Equipment	$204,040
Terremark stock	7,220,637
Liabilities
Notes payable, current	(3,708,705)
Accounts payable and accrued expenses	(677,444)
Minority Interests	(167,466)

Net Assets	$2,871,062
Previous equity ownership	(333,435)

Cash paid for acquisition	$2,537,627

4.	Restricted cash consists of:

	March 31,

	2005	2004

Capital improvements reserve	$4,000,000	$—
Security deposits under bank loan agreement	1,681,400	—
Security deposits under operating leases	1,641,531	789,476
Escrow deposits under mortgage loan agreement	503,921	—

	7,826,852	789,476
Less: current portion	(2,185,321)	—

	$5,641,531	$789,476

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment
      Property and equipment consist of the following:

	March 31,

	2005	2004

Land	$10,393,877	$—
Building and improvements	96,643,573	50,992,419
Furniture, equipment and software, including $958,230 and $4,530,101 in capital leases	34,479,387	15,472,428

	141,516,837	66,464,847
Less accumulated depreciation, including $192,959 and $3,205,036 in capital leases	(18,110,516)	(12,650,402)

	123,406,321	53,814,445
Equipment held for installation	—	83,271

	$123,406,321	$53,897,716

      Property and equipment at March 31, 2005 and 2004 include approximately $120.0 million and $53.2 million, respectively, in assets related to the NAP of the Americas and its building. These amounts are net of accumulated depreciation.

6.	Mortgage Payable
      In connection with the purchase of TECOTA, the Company obtained a $49.0 million loan from CitiGroup Global Markets Realty Corp., $4.0 million of which is restricted and can only be used to fund customer related capital improvements made to the NAP of the Americas in Miami. This loan is collateralized by a first mortgage on the NAP of the Americas building and a security interest in all then existing building improvements that Terremark has made to the building, certain of the Company’s deposit accounts and any cash flows generated from customers by virtue of their activity at the NAP of the Americas building. The loan bears interest at a rate per annum equal to the greater of 6.75% or LIBOR plus 4.75%, and matures in February 2009. This mortgage loan includes numerous covenants imposing significant financial and operating restrictions on Terremark’s business.
      In connection with this financing, the Company issued to Citigroup Global Markets Realty Corp., for no additional consideration, warrants to purchase an aggregate of 500,000 shares of the Company’s common stock. Those warrants expire on December 31, 2011 and are divided into four equal tranches that differ only in respect of the applicable exercise prices, which are $6.80, $7.40, $8.10 and $8.70, respectively. The warrants were valued by an independent appraiser at approximately $2,200,000, which was recorded as a discount to the debt principal. Proceeds from the issuance of the mortgage note payable and the warrants were allocated based on their relative fair values. The costs related to the issuance of the mortgage loan were capitalized and amounted to approximately $1,570,000. The discount to the debt principal and the debt issuance costs will be amortized to interest expense using the effective interest rate method over the term of the mortgage loan.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Convertible Debt
      Convertible debt consists of:

	March 31,

	2005	2004

Senior Convertible Notes, face value of $86.25 million, due June 15, 2009, and convertible into shares of the Company’s common stock at $12.50 per share. Interest at 9% is payable semi-annually, on December 15 and June 15	$53,972,558	$—
Subordinated secured 10% convertible debentures due April 30, 2006; converted into shares of the Company’s common stock at $0.50 per share during May 2004 (face value of $25.0 million)	—	24,095,239
Subordinated secured 13% convertible debentures due December 31, 2005; converted into shares of the Company’s common stock at a weighted average conversion price of $21.40 per share during June 2004	—	10,300,000
Subordinated secured 13.125% convertible debentures due August 30, 2004; repaid or converted into shares of the Company’s common stock at a weighted average conversion price of $6.60 per share during the period from May to July 2004	—	2,750,000

	$53,972,558	$37,145,239
Less: Current portion of convertible debt	—	(250,000)

Convertible debentures, less current portion	$53,972,558	$36,895,239

      On June 14, 2004, the Company privately placed $86.2 million in aggregate principal amount of the Senior Convertible Notes to qualified institutional buyers. The Senior Convertible Notes bear interest at a rate of 9% per annum, payable semiannually, on each December 15 and June 15, and are convertible at the option of the holders, into shares of the Company’s common stock at a conversion price of $12.50 per share. The Company used the net proceeds from this offering to pay notes payable amounting to approximately $36.5 million and convertible debt amounting to approximately $9.8 million. In conjunction with the offering, the Company incurred $6,635,912 in debt issuance costs, including $1,380,000 in estimated fair value of warrants issued to the placement agent to purchase 181,579 shares of the Company’s common stock at $9.50 per share.
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
      The conversion option, including the early conversion incentive, the equity participation feature and a takeover whole premium due upon a change in control, embedded in the Senior Convertible Notes derivative instruments to be considered separately from the debt and accounted for separately. As a result of the bifurcation of the embedded derivatives, the carrying value of the Senior Convertible Notes at issuance was approximately $50.8 million. The Company is accreting the difference between the face value of the Senior Convertible Notes ($86.25 million) and the carrying value to interest expense under the effective interest method on a monthly basis over the life of the Senior Convertible Notes.
      As a result of the extinguishment of notes payable and convertible debentures, the Company recognized, during the year ended March 31, 2004, a gain on debt restructuring and extinguishment totaling approximately $3.4 million, representing the recognition of the unamortized balance of a debt restructuring deferred gain related to the Company’s notes payable and the write-off of debt issuance costs, net of an early redemption premium payment to the 13% debenture holders.
      In May 2004, the Company issued warrants to acquire 20,000 shares of the Company’s common stock at an exercise price of $0.10 and warrants to acquire 5,000 shares of the Company’s common stock at $7.00 per share. The warrants were issued in conjunction with short-term borrowings and had an aggregated estimated fair value of $172,650.

8.	Derivatives
      The Senior Convertible Notes contain three embedded derivatives that require separate valuation from the Senior Convertible Notes: a conversion option that includes an early conversion incentive, an equity participation right and a takeover make whole premium due upon a change in control. The Company has estimated to date that the embedded derivatives related to the equity participation rights and the takeover make whole premium do not have significant value.
      The Company estimated that the embedded derivatives had an initial estimated fair value of approximately $35,483,000 and a March 31, 2005 estimated fair value of approximately $20,100,000 resulting from the conversion option. The change of $15,283,000 in the estimated fair value of the embedded derivative was recognized as other income in the year ended March 31, 2005.
      The interest rate on our mortgage loan is payable at variable rates indexed to LIBOR. To partially mitigate the interest rate risk on our mortgage loan, the Company paid $100,000 on December 31, 2004 to enter into a rate cap protection agreement. The rate cap protection agreement capped at the following rates

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the $49.0 million mortgage payable for the four-year period for which the rate cap protection agreement is in effect:

•	5.0% per annum, starting January 4, 2005;

•	5.75% per annum, starting August 11, 2005;

•	6.5% per annum, starting February 11, 2006;

•	7.25% per annum, starting August 11, 2006; and

•	7.72% per annum, starting February 11, 2007 until the termination date of the rate cap protection agreement.

9.	Notes Payable
      In connection with the purchase of TECOTA, the Company issued Senior Secured Notes in an aggregate principal amount equal to $30.0 million and sold 306,044 shares of its common stock valued at $2.0 million to the Falcon investors. The Senior Secured Notes are collateralized by substantially all of the Company’s assets other than the TECOTA building, bear cash interest at 9.875% per annum and “payment in kind” interest at 3.625% per annum subject to adjustment upon satisfaction of specified financial tests, and mature in March 2009. The Senior Secured Notes include numerous covenants imposing significant financial and operating restrictions on the Company’s business.
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
      The Company issued to the Falcon investors, for no additional consideration, warrants to purchase an aggregate of 1.5 million shares of the Company’s common stock. Those warrants expire on December 30, 2011 and are divided into four equal tranches that differ only in respect of the applicable exercise prices, which are $6.90, $7.50, $8.20 and $8.80, respectively. The warrants were valued by a third party expert at approximately $6,600,000, which was recorded as a discount to the debt principal. Proceeds from the issuance of the senior secured notes and the warrants were allocated based on their relative fair values. The costs related to the issuance of the Senior Secured Notes were deferred and amounted to approximately $1,813,000. The discount to the debt principal and the debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Senior Secured Notes.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At March 31, 2005, the Company also had a bank loan with an outstanding balance of 3.5 million Euros ($4.5 million at the March 31, 2005 exchange rate). The Company deposited 1,250,000 Euros ($1.6 million at the March 31, 2005 exchange rate) with the lender as security for the loan. On June 24, 2005, the maturity date of the loan was extended through July 15, 2005.
      At March 31, 2004, the Company had outstanding an aggregate of $40,506,039 in notes payable which were repaid in June 2004.

10.	Stockholders’ Equity (Deficit)

Preferred stock

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

Series I convertible preferred stock
      On March 31, 2004, the Company closed on the issuance of 400 shares of Series I 8% Convertible Preferred Stock for $7.7 million in cash and $2.2 million in promissory notes, together with warrants to purchase 2.8 million shares of the Company’s common stock which are exercisable for five years at $0.90 per share. The Company has collected all amounts due under the promissory notes. The Series I Preferred Stock is convertible into shares of the Company’s common stock at $0.75 per share. In January 2007, the Series I Preferred Stock dividend rate will increase to 10% per year until January 2009 when it increases to 12%. Dividends are payable, at the Company’s discretion, in shares of the Company’s common stock or cash. The Company has the right to redeem the Series I Preferred Stock at $25,000 per share plus accrued dividends at any time after December 31, 2004. Some of the Series I Preferred Stock shares were committed on dates where the conversion price was less than market. Accordingly, the Company recognized a non-cash preferred dividend of approximately $1.0 million in determining net loss per common share for the period ended March 31, 2004. The Series I Preferred Stock shall vote together with the Company’s common stock based on the then current conversion ratio.

Common stock

Issuance of Common Stock
      In March 2005 the Company sold 6 million shares in a public offering, at an offering price of $7.30 per share. After payment of underwriting discounts and commissions and other offering costs, the net proceeds to the Company were approximately $40.5 million.
      In December 2004, the Company sold 306,044 shares of its common stock valued at $2.0 million to the Falcon investors in connection with their issuance of the $30 million Senior Secured Notes for partially financing the TECOTA acquisition.
      In June 2002, the NAP de las Americas — Madrid S.A. purchased 500,000 shares of the Company’s common stock at $10.00 per share. In August 2003, as a result of the subsequent sale of certain common

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shares, the Company issued an additional 365,202 million shares of its common stock to NAP de Las Americas — Madrid S.A.
      In April 2002, the Company received a binding commitment from two directors and some shareholders for the purchase of $7.5 million of common stock at $7.50 per share. In May 2002, the Company issued 1 million shares of its common stock for $3.6 million in cash and the conversion of $3.9 million in short-term promissory notes to equity.
      In April 2002, the Company entered into a Put and Warrant purchase agreement with TD Global Finance (“TDGF”). On July 19, 2002, the Company exercised its right to sell to TDGF 1,764,882 common shares for $5.80 per share for a total of $10.2 million.

Conversion of debt to equity
      On June 1, 2004, the holders of $25.0 million of the Company’s 10% convertible debentures and the holders of $2.5 million of the Company’s 13.125% convertible debentures converted their debentures into 5,489,927 shares of the Company’s common stock. In April 2004, $262,500 of debt was converted to 35,000 shares of common stock at $7.50 per share.
      During the year ended March 31, 2005, the Company recognized a non-cash gain of approximately $8.5 million related to financing transactions whereby approximately $21.6 million of the Company’s construction payables plus approximately $1.0 million in accrued interest was converted to approximately $30.1 million shares of the Company’s common stock with a $14.1 million market value upon conversion.

Conversion of preferred stock and debt to common stock
      In March 2005, the 20 shares outstanding of our Series G preferred stock, with an aggregate fair value of $1,550,000 (based on closing price of the Company’s common stock at conversion date) were converted into 225,525 shares of common stock.
      During the year ended March 31, 2005, 17 shares of Series I preferred stock, with an aggregate fair value of $375,000 (based on closing price of the Company’s common stock at conversion date) were converted to 55,564 shares of common stock.
      In October 2003, $258,306 of debt was converted to 34,441 shares of common stock at $7.50 per share.
      In August 2003, $45,004 of debt was converted to 6,001 shares of common stock at $7.50 per share.
      In April 2003, in conjunction with the Ocean Bank debt conversion of $15.0 million in debt to equity, the Company issued 2 million shares of its common stock at $7.50 per share.
      In April 2003, in conjunction with the CRG transaction whereby $21.6 million in construction payables plus $1.0 million in accrued interest was converted to equity, the Company issued 3,010,000 shares of its common stock at $7.50 per share.
      During the year ended March 31, 2003, holders of notes payable entered into irrevocable agreements and converted approximately $0.8 million in debt and accrued interest into approximately 100,000 shares of the Company’s common stock at $7.50 per share.

Grant of employee stock options
      In July 2004, the Compensation Committee of the Board of Directors approved the grant of options to certain employees, including some officers of the Company, to purchase 118,500 of the Company’s common

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock at an exercise price of $6.50 per share, the price of the Company’s common stock on the date of the grant.

Exercise of stock options
      During the year ended March 31, 2005, the Company issued 33,667 shares of its common stock in conjunction with the exercise of employee stock options at prices ranging from $3.30 to $5.20 per share.
      During the year ended March 31, 2004, 7,727 shares of common stock were issued in conjunction with the exercise of 7,727 employee stock options at prices ranging from $3.30 to $7.80 per share.

Exercise of warrants
      In August 2004, warrants were exercised for 20,000 shares of common stock at $0.10 per share.
      In May 2004, warrants were exercised for 15,162 shares of common stock at $8.00 per share.
      In June 2003, warrants valued at approximately $4,000 were converted to 950 shares of common stock at $4.80 per share.

Stock tendered in payment of loan
      On September 30, 2004, the Company’s Chairman and CEO repaid his outstanding $5 million loan from the Company by tendering to the Company approximately 770,000 shares of Terremark common stock.

Preferred stock dividend
      In November 2004, the Company issued 32,838 shares of the Company’s common stock to the holders of the Series I preferred stock in payment of accrued dividends.
      In February 2005, the Company issued 28,847 shares of common stock to holders of the Series I preferred stock in payment of dividends.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Warrants
      During the period from November 2000 through March 2005, the Company issued warrants to third parties for services and to facilitate certain debt and equity transactions. The following table summarizes information about stock warrants outstanding as of March 31, 2005.

				Estimated
	No. of shares	Exercise		Fair Value at
Issuance Date	able to purchase	Price	Expiration Date	Issuance

March 2005	10,000	7.20	March 2007	$29,900
December 2004	2,000,000	6.80-8.80	March 2009	8,782,933
June 2004	181,579	9.50	June 2007	1,380,000
April 2004	5,000	7.00	April 2009	32,450
March 2004	285,397	9.00	March 2009	1,672,248
February 2004	1,210	9.00	February 2009	8,652
January 2004	5,000	7.10	January 2009	33,750
October 2003	5,000	7.30	October 2008	33,700
July 2003	10,000	6.20	July 2008	114,400
June 2003	30,000	5.00	June 2006	220,200
June 2003	25,000	7.50	June 2006	177,750
March 2003	30,000	7.50	March 2007	110,400
December 2002	30,000	7.50	March 2007	110,400
July 2002	10,000	5.40	July 2005	20,900
April 2002	27,000	4.00	March 2007	99,360
June 2001	1,300	17.20	June 2011	22,490
January 2002	950	4.80	June 2011	3,971
March 2001	30,000	20.00	March 2006	352,200
November 2000	25,000	27.60	November 2008	394,000

	2,712,436			$13,599,704

      In December 2004, the Company issued warrants to purchase an aggregate of 2 million shares of its common stock at an average exercise price equal to $7.80 per share to the lenders in connection with the financing of the TECOTA acquisition. The estimated fair market value of such warrants was $8,782,933 (see Note 9).
      In August 2004, the Company issued warrants to acquire 181,579 shares of the Company’s common stock at an exercise price of $9.50 per share. The warrants were issued as part of the compensation to the placement agent for the private placement of the Senior Convertible Notes, and were accounted for as debt issuance costs at their estimated fair market value of $1,380,000 on the date the Company issued the Senior Convertible Notes.

Stock Options
      The Company has three stock option plans, whereby incentive and nonqualified options and stock appreciation rights may be granted to employees, officers, directors and consultants. There are 3,076,337 shares of common stock reserved for issuance under these plans. The exercise price of the options is determined by the Board of Directors, but in the case of an incentive stock option, the exercise price may not

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
be less than 100% of the fair market value at the time of the grant. Options vest over periods not to exceed ten years.
      On October 2001, the Company issued options to purchase 10,000 shares of common stock to each member of the Company’s Board of Directors, for a total of 90,000 options. The exercise price of the options is $6.70 per share and were immediately exercisable.
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
      A summary of the status of stock options is presented below:

		Weighted
		Average
	Number	Exercise Price

Outstanding at March 31, 2003	1,486,396	$13.70
Granted	551,577	5.60
Expired/ Terminated	(71,977)	7.30
Exercised	(7,060)	4.90

Outstanding at March 31, 2004	1,958,936	$11.70
Granted	519,128	6.20
Expired/ Terminated	(51,549)	13.50
Exercised	(33,667)	3.70

Outstanding at March 31, 2005	2,392,848	$10.60

Options exercisable at:
March 31, 2005	1,744,419	1.23

March 31, 2004	1,444,245	1.39

Weighted average fair value of options granted during year ended:
March 31, 2005	$0.54

March 31, 2004	$0.51

      The following table summarizes information about options outstanding at March 31, 2005:

		Average
		Remaining	Average	Number
		Contractual	Exercise	Exercisable
Range of Exercise Prices March 31, 2005	Outstanding at	Life (Years)	Price	Options at

$0.25-0.50	592,108	7.6	$3.50	532,460
$0.51-1.00	1,251,261	8.1	6.40	662,507
$1.01-1.50	85,156	4.3	12.70	85,156
$1.51-2.00	36,171	5.8	17.50	36,171
$2.01-3.00	139,790	5.6	24.80	139,763
$3.01-5.00	288,362	5.2	33.30	288,362

	2,392,848	7.1	12.40	1,744,419

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On May 26, 2005, the Company issued 111,017 shares of its common stock to one of our directors in connection with the exercise of options at $3.50 per share.

11.	Commitments and Contingencies

Leasing activities
      The Company leases space for its operations, office equipment and furniture under operating leases. Certain equipment is also leased under capital leases, which are included in improvements, furniture and equipment.
      The Company leases space for the colocation facility in Santa Clara, California. The lease commenced in January 2001 and is for 20 years. Annual rent payments are approximately $1,500,000. The company also leases space for its facilities in Brazil and Virginia, as well as its corporate offices. Annual rent payments for these facilities are approximately $975,000 per year.
      During February 2005, the Company entered into a lease agreement with Global Switch Property Madrid, S.L. for the facility in Madrid, Spain which houses the NAP of the Americas-Madrid. The annual rent payments under this lease are approximately 800,000 euros ($1,033,000 at the March 31, 2005 exchange rate) exclusive of value added tax. Payments of rent under the lease agreement commenced in March 2005, and the initial term of the lease expires on December 25, 2015. As required by the terms of the lease agreement, the Company has obtained a five year bank guarantee in favor of Global Switch in an amount equal to the annual rent payments. In connection with this bank guarantee, the Company has deposited 50% of the guaranteed amount, or approximately 475,000 euros ($613,500 at the March 31, 2005 exchange rate), with the bank issuing the guarantee.
      The Company has entered into capital lease agreements with third parties for equipment related primarily to the NAP of the Americas. Generally, the lease terms are for 48 months, and the aggregate gross related assets total approximately $4.5 million.
      Operating lease expense, in the aggregate, amounted to approximately $9.7 million, $7.8 million, and $6.0 million for the years ended March 31, 2005, 2004 and 2003, respectively.
      At March 31, 2005, future minimum lease payments for each of the following five years and thereafter under non-cancelable operating and capital leases having a remaining term in excess of one year are as follows:

	Capital	Operating
	Leases	Leases

2006	$1,117,962	$3,198,752
2007	300,807	3,167,573
2008	181,541	3,129,655
2009	—	3,087,242
2010	—	3,172,557
Thereafter	—	31,172,525

Total minimum lease payments	$1,600,310	$46,928,304

Amount representing interest	(128,410)

Present value of net minimum lease payments	$1,471,900

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Following is a summary of transactions for the years ended March 31, 2005 and 2004 and balances with related parties included in the accompanying balance sheet as of March 31, 2005 and 2004.

	For the Year Ended March 31,

	2005	2004	2003

Rent expense	$5,818,784	$5,308,272	$3,558,196
Services purchased from related parties	957,483	501,080	—
Property management and construction fees	144,826	198,000	510,000
Revenues from NAP de las Americas — Madrid	—	43,000	340,000
Interest income on notes receivable — related party	50,278	76,284	61,000
Interest income from shareholder	28,944	32,489	37,000
Interest expense	670,649	2,065,695	1,198,076
Services provided to a related party	2,475
Other assets	$477,846	$499,009
Note receivable — related party	—	5,000,000
Notes payable to related parties	—	35,516,977
Convertible debt	—	4,150,000
      On September 30, 2004, the Company’s Chairman and CEO repaid his outstanding $5 million loan from the Company, plus accrued interest, by tendering to the Company approximately 770,000 shares of Terremark common stock. The 770,000 shares tendered to the Company were immediately retired. These shares were valued at $6.50 per share by the Company’s Board of Directors. As a result, the Company recognized an expense of approximately $77,000 which represents the difference between the Company’s estimated value of the shares tendered and the $6.40 closing price of the Company’s common stock on September 28, 2004, the date the agreement to tender the 770,000 shares was approved by the Company’s Board of Directors.
      During the year ended March 31, 2005 the Company purchased approximately $957,000 in services from Fusion Telecommunications International, Inc. (“Fusion”). The Company’s Chief Executive Officer (and Chairman of the Board of Directors) has a minority interest in Fusion and is a member of its Board of Directors.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Data Center Revenues
      Data center revenues consist of the following:

	For the Year Ended March 31,

	2005	2004

Colocation	$21,402,860	$9,861,638
Exchange point services	4,564,283	3,571,709
Managed and professional services	9,017,282	3,179,264
Other	918	421,766

	$34,985,343	$17,034,377
Technology infrastructure buildouts	11,832,745	—

Total data center revenues	$46,818,088	$17,034,377

14.	Other Income (Expenses)
      On November 2003, a developer agreed to pay the Company to develop a facility in Australia. The developer paid the Company $500,000 upon execution of the agreement and the remaining balance of $3.3 million on December 2003. On February 2004, the developer notified the Company it did not wish to proceed with negotiations regarding the construction of a facility in Australia and the Company terminated the agreement with the developer. The Company has no further obligations in connection with the agreement and as a result recognized the $3.8 million non-refundable fee as other income in the quarter ended March 31, 2004.

15.	Income Taxes
      No provision for income taxes was recorded for each of the three years ended March 31, 2005, 2004, and 2003 as the Company incurred net operating losses in each year.
      Deferred tax assets (liabilities) consist of the following:

	March 31,

	2005	2004

Deferred tax assets:
Charitable contributions	$225,055	$223,947
Capitalized start-up costs	1,163,296	2,063,736
Allowances and other	2,234,326	11,246,433
Net operating loss carryforwards	47,796,808	34,211,590
Net operating loss carryforwards retained from discontinued operations	17,280,709	17,280,709
Tax credits	245,780	245,780

Total deferred tax assets	68,945,974	65,272,195

Valuation allowance	(65,949,914)	(63,283,833)

Deferred tax liability:
Other	(2,996,060)	(1,988,362)

Total deferred tax liability	(2,996,060)	(1,988,362)

Net deferred tax asset	$—	$—

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
      The Company’s federal and state net operating loss carryforwards, amounting to approximately $171 million, begin to expire in 2011. Utilization of the net operating losses generated prior to the AmTec merger may be limited by the Internal Revenue Code.
      The reconciliation between the statutory income tax rate and the effective income tax rate on pre-tax (loss) income is as follows:

	For the Year Ended March 31,

	2005	2004	2003

Rate reconciliation
Statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal income tax benefit	(2.9)	(3.2)	(3.2)
Permanent differences	9.0	14.0	6.8
Increase in valuation allowance	27.9	23.2	30.4

Effective tax rate	—%	—%	—%

      The Company expects to pay a limited amount of tax for the years ended March 31, 2006 and 2007. The tax costs will be primarily limited to alternative minimum taxes as the Company anticipates utilizing its net operating loss carryforwards and expects to have significant tax deductions attributable to stock options exercised in the years.

16.	Information About the Company’s Operating Segments
      During the years ended March 31, 2005, 2004, and 2003, the Company had two reportable business segments, data center operations and real estate services. The data center operations segment provides Tier 1 NAP, Internet infrastructure and managed services in a data center environment. The real estate services segment constructs and manages real estate projects focused in the technology sector. The Company’s reportable segments are strategic business operations that offer different products and services.
      The accounting policies of the segments are the same as those described in significant accounting policies. Revenues generated among segments are recorded at rates similar to those recorded in third-party transactions. Transfers of assets and liabilities between segments are recorded at cost. The Company evaluates performance based on the segment’s net operating results.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following present information about reportable segments:

	Data center	Real Estate
For the year ended March 31,	operations	services	Total

2005

Revenue	46,818,088	1,329,526	48,147,614
Loss from operations	(13,506,734)	(400,010)	(13,906,744)
Net loss	(9,490,543)	(368,809)	(9,859,352)

2004

Revenue	$17,034,377	$1,179,362	$18,213,739
Loss from operations	(20,237,820)	(338,587)	(20,576,407)
Net loss	(22,152,261)	(338,316)	(22,490,577)

2003

Revenue	$11,032,984	$3,660,719	$14,693,703
Loss from operations	(21,658,738)	(3,671,562)	(25,330,300)
Net loss	(37,565,136)	(3,662,169)	(41,227,305)

Assets, as of

March 31, 2005	208,905,664	—	208,905,664
March 31, 2004	$77,101,579	$331,124	$77,432,703
      A reconciliation of total segment loss from operations to loss before income taxes follows:

	For the Year Ended March 31,

	2005	2004	2003

Total segment loss from operations	(13,906,744)	$(20,576,407)	$(25,330,300)
Change in fair value of derivatives	15,283,500	—	—
Debt restructuring	3,420,956	8,475,000	—
Inducement on debt conversion		—	(4,871,245)
Interest income	666,286	131,548	136,278
Interest expense	(15,493,610)	(14,624,922)	(11,007,683)
Gain on real estate held for sale		—	—
Other income (expense)	170,260	4,104,204	(154,355)

Loss before income taxes	$(9,859,352)	$(22,490,577)	$(41,227,305)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Supplemental Cash Flow Information

	For the Year Ended March 31,

	2005	2004	2003

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,399,840	$7,349,467	$7,321,545

Non-cash operating, investing and financing activities:
Warrants issued	1,380,000	644,597	612,500

Conversion of notes payable to convertible debt	—	5,450,000	—

Beneficial conversion feature on issuance of convertible debentures and preferred stock	—	10,472,021	—

Assets acquired under capital leases	—	196,211	—

Warrants exercised and converted to equity	261,640	3,971	—

Conversion of accounts payable to equity	—	229,588	361,491

Conversion of debt and related accrued interest to equity	262,500	9,420,004	4,205,686

Conversion of construction payables and accrued interest to equity	—	14,400,977	—

Conversion of liabilities of discontinued operations to equity	—	—	370,000

Forgiveness of construction payables	—	—	1,290,013

Conversion of convertible debt and related accrued interest to equity	27,773,524	258,306	17,080,476

Settlement of note receivable through extinguishment of convertible debt	418,200	—	—

Issuance of note payable for other asset	—	—	1,000,000

Cancellation and expiration of warrants	146,145	26,575	—

Settlement of notes receivable — related party by tendering Terremark Stock	4,951,904	—	—

Non-cash preferred dividend	481,947	(1,158,244)	(160,000)