Form 10-K/A
period 2005-03-31
TERREMARK WORLDWIDE INC
filed 2005-08-05
CIK 912890

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

PART I
10-K/ A EXPLANATORY NOTE
      Terremark Worldwide, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended March 31, 2005, which was originally filed with the Securities and Exchange Commission on June 29, 2005 (the “Original Filing”) to:

•	amend and restate Item 9A to include Management’s Report on Internal Control Over Financial Reporting;

•	amend and restate a risk factor as a result of the revisions discussed above;

•	include a Report of Independent Registered Public Accounting Firm relating to our internal control over financial reporting;

•	include a Consent of Independent Registered Public Accounting Firm required as a result of the revisions discussed above; and

•	update principal accountant fees and services.

      As a result of these amendments, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/ A.
      Except for the amendments described above, this Form 10-K/ A does not modify or update other disclosures in, or exhibits to, the Original Filing.

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
      Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess, and our independent registered public accounting firm attest to, the design and operating effectiveness of our internal control over financial reporting. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. In connection with our evaluation of internal control over financial reporting, we identified material weaknesses, and may discover in the future, areas of our internal control that need improvement. Our efforts regarding internal controls are discussed in detail in this report under Item 9A, “Controls and Procedures.” We cannot be certain that any remedial measures we take will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future or will be sufficient to address and eliminate these material weaknesses. Remedying these material weaknesses that have been identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, could require us to incur additional costs, divert management resources or make other changes. We have not yet fully remediated the material weaknesses related to maintaining adequate controls to restrict access to key financial applications and data and controls over the custody and processing of disbursements and of customer payments received by mail; and controls over the billing function to ensure that invoices capture all services delivered to customers and that such services are invoiced and recorded accurately as revenue. If we do not remedy these material weaknesses, we may be required to report in our Quarterly Report on Form 10-Q for the quarter ending June 30, 2005 or in subsequent reports filed with the Securities and Exchange Commission that material weaknesses in our internal controls over financial reporting continue to exist. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

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
Evaluation of Disclosure Controls and Procedures
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
      As of March 31, 2005, our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an assessment with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses discussed below and our inability to complete our assessment of our internal control over financial reporting prior to the filing of our Form 10-K for the year ended March 31, 2005. Due to the existence of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Accordingly, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
Management’s Report on Internal Control Over Financial Reporting
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
      Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2005. In performing our assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weaknesses during our assessment of our internal control over financial reporting as of March 31, 2005:
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
      Because of the material weaknesses described above, management has concluded that our internal control over financial reporting was not effective as of March 31, 2005, based on the criteria in the Internal Control — Integrated Framework issued by the COSO.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting and Management’s Remediation Initiatives
      Management has made changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      Our management and Audit Committee have dedicated significant resources to assessing the underlying issues giving rise to the material weaknesses identified to ensure that proper steps have been and are being taken to improve our internal control over financial reporting. We have assigned a high priority to the correction of these deficiencies and have taken and will continue to take action to ensure that our internal control over financial reporting and our disclosure controls and procedures are designed and operate effectively.
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

      As a result of control procedures implemented, management has concluded that the reportable condition related to embedded derivatives has been fully remediated and no longer represents an internal control deficiency as of March 31, 2005.
      In connection with the material weaknesses, we are in the process of implementing the following remediation action plans:

•	With respect to the material weakness related to segregation of duties, our information technology department is in the process of testing recent enhancements to our internal security through more restrictive user access and will also implement stronger system password controls.

•	Also with respect to the material weakness related to segregation of duties, we are in the process of setting up a lockbox with our bank and directing our customers to mail payments directly to the lockbox.

•	With respect to the material weakness related to the billing function, we have retained an information technology consultant to assist us with the integration and/or reconciliation of invoices to customer service delivery data. We are also in the process of establishing policies and procedures for an independent review of our invoices to customers.

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
Limitations on Effectiveness
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
      As of August 4, 2005, we were billed an aggregate of $1,417,000 and $384,000 by PwC for the fiscal years ended March 31, 2005 and 2004, respectively as follows:
Audit Fees
      We were billed $1,069,000 and $279,000 by PwC for professional services rendered for the audit of our annual financial statements for the fiscal years ended March 31, 2005 and 2004, respectively, and the reviews of the financial statements included in our filings on Forms 10-Q for those fiscal years.
Audit Related Fees
      We were billed $348,000 and $86,000 by PwC for audit related services, other than the audit and review services described above, for the fiscal years ended March 31, 2005 and 2004. Audit related services provided consist of work related consents provided in connection with Company registration statement for both years and for the preparation of a comfort letter in the year ended March 31, 2005.
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

3.	Exhibits

Exhibit
Number	Exhibit Description

1.1	Form of Underwriting Agreement related to the Company’s offering of common stock on March 14, 2005 (previously filed as an exhibit to the Company’s registration statement filed on February 3, 2005)
3.1	Certificate of Merger of Terremark Holdings, Inc. with and into AmTec, Inc. (previously filed as an exhibit to the Company’s Registration Statement on Form S-3 filed on May 15, 2000)
3.2	Restated Certificate of Incorporation of the Company (previously filed as an exhibit to the Company’s Registration Statement on Form S-3 filed on May 15, 2000)
3.3	Certificate of Amendment to Certificate of Incorporation of the Company (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 filed on December 21, 2004)
3.4	Restated Bylaws of the Company (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2002)
3.5	Certificate of Designations of Preferences of Series G Convertible Preferred Stock of the Company (previously filed as an exhibit to the Company’s Registration Statement on Form S-3 filed on May 15, 2000)
3.6	Certificate of Designations of Preferences of Series H Convertible Preferred Stock of the Company (previously filed as exhibit 3.5 to the Company’s Annual Report on Form 10-K filed on July 16, 2001)
3.7	Certificate of Designations of Preferences of Series I Convertible Preferred Stock of the Company (previously filed as an exhibit to the Company’s Registration Statement on Form S-3/ A filed on March 17, 2004)
3.8	Certificate of Amendment to Certificate of Incorporation of the Company (previously files as an exhibit to the Company’s current report on Form 8-K filed on May 18, 2005).
4.1	Specimen Stock Certificate (previously filed as exhibit to the Company’s current report on Form 8-K filed on May 18, 2005).
4.4	Form of Warrant for the Purchase of Common Stock (previously filed as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 15, 2003)
4.5	Indenture dated June 14, 2004 including form of 9% Senior Convertible Note due 2009 (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004)

Exhibit
Number	Exhibit Description

10.1	1995 Stock Option Plan (previously filed as part of the Company’s Transition Report on Form 10-KSB for the transition period from October 1, 1994 to March 31, 1995)
10.2	1996 Stock Option Plan (previously filed as part of the Company’s Transition Report on Form 10-KSB for the transition period from October 1, 1994 to March 31, 1995)
10.3	Form of Indemnification Agreement for directors and officers of the Company (previously filed as an exhibit to the Company’s Registration Statement on Form S-3, as amended, filed on March 11, 2003)
10.4	Employment Agreement with Manuel Medina (previously filed as exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on July 16, 2001)
10.5	Amendment to Employment Agreement with Manuel Medina (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2001)
10.7	Net Premises Lease by and between Rainbow Property Management, LLC and Coloconnection, Inc. (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 15, 2003)
10.13	Non-qualified Stock Option Agreement with Brian K. Goodkind to purchase 1,278,205 shares of the Company’s common stock (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2003)
10.14	Non-qualified Stock Option Agreement with Brian K. Goodkind to purchase 1,406,795 shares of the Company’s common stock (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2003)
10.15	First Amendment to the Non-qualified Stock Option Agreement with Brian K. Goodkind to purchase 200,000 shares of the Company’s common stock (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2003)
10.16	First Amendment to the Non-qualified Stock Option Agreement with Brian K. Goodkind to purchase 115,000 shares of the Company’s common stock (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2003)
10.17	Amended and restated 2000 Stock Option Plan (previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on August 19, 2004)
10.18	2000 Directors’ Stock Option Plan (previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on August 19, 2002)
10.19	Agreement between Fundacao De Amparo A Pesquisa Do Estado De Sao Paulo — FAPESP and Terremark Latin America (Brazil) Ltda. (previously filed as an exhibit to the Company’s Registration Statement on Form S-3/ A filed on December 22, 2003)
10.20	Employment Agreement with Jose A. Segrera dated September 8, 2001 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed June 30, 2003)
10.21	Employment Agreement with Jose E. Gonzalez dated November 2002 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed June 30, 2003)
10.23	Employment Agreement with Jamie Dos Santos dated November 1, 2002 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed June 14, 2004)
10.24	Employment Agreement with Marvin Wheeler dated November 1, 2002 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed June 14, 2004)
10.26	Loan Agreement dated as of December 31, 2004 (the “Loan Agreement”), by and among Technology Center of the Americas, LLC, as Borrower, Citigroup Global Markets Realty Corp., as Agent and each Lender signatory thereto (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005)
10.27	Form of Warrant Certificate of Terremark Worldwide, Inc. issued to Citigroup Global Markets Realty Corp. (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005)

Exhibit
Number	Exhibit Description

10.28	Purchase Agreement dated as of December 31, 2004, among Terremark Worldwide, Inc., as Issuer, the guarantors named therein, FMP Agency Services, LLC, as agent, and each of the purchasers named therein (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005)
10.29	Security Agreement dated as of December 31, 2004, by Terremark Worldwide, Inc., as Issuer, the guarantors named therein and FMP Agency Services, LLC, as Agent (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005)
10.30	Registration Rights Agreement dated as of December 31, 2004 among Terremark Worldwide, Inc. and Falcon Mezzanine Partners, LP, Stichting Pensioenfonds ABP and Stichting Pensioenfonds Voor De Gezondheid, Geestelijke En Maatschappelijke Belangen (the “Purchasers”) (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005)
10.31	Form of Warrant Certificate of Terremark Worldwide, Inc. issued to the Purchasers (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005)
10.32	Form of Note of Terremark Worldwide, Inc. issued to the Purchasers (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005)
10.33	Guaranty of Nonrecourse Obligations executed by the Company in favor of Citigroup Global Markets Realty Corp., as agent, for the benefit of the lenders to the Loan Agreement (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 filed on February 3, 2005)
10.34	Employment Agreement with John Neville dated April 18, 2005*
21	Subsidiaries of the Company*
23.1	Consent of PricewaterhouseCoopers LLP**
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)**
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)**
32.1	Certification of Chief Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Previously filed with the Form 10-K

**	Filed with this Form 10-K/A

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERREMARK WORLDWIDE, INC.

By: /s/ MANUEL D. MEDINA

Manuel D. Medina
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)
Date: August 5, 2005

By: /s/ JOSE A. SEGRERA

Jose A. Segrera
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August 5, 2005

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Terremark Worldwide, Inc.
      We have completed an integrated audit of Terremark Worldwide, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
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
Internal control over financial reporting
      Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Terremark Worldwide, Inc. did not maintain effective internal control over financial reporting as of March 31, 2005, because the Company did not maintain effective controls over (i) the restriction of access to key financial applications and data, and (ii) the billing function to ensure that invoices capture all services delivered to customers and that such services are invoiced and revenue is recorded accurately and timely, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of March 31, 2005, the following material weaknesses have been identified and included in management’s assessment:

1. The Company did not maintain effective controls to restrict access to key financial applications and data. Specifically, the Company did not adequately segregate the duties of certain individuals in the information technology and accounting departments having access to key financial applications and data broader than that required by their roles and responsibilities, including an employee with check signing authority and another with responsibility over the custody and processing of customer payments received by mail. In addition, the Company did not have controls to monitor access to financial applications and data. This control deficiency did not result in an adjustment to the consolidated financial statements. However, this control deficiency could result in a misstatement in financial statement accounts or disclosures that would result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, this control deficiency represents a material weakness.

2. The Company did not maintain effective controls over the billing function to ensure that invoices capture all services delivered to customers and that such services are invoiced and revenue is recorded accurately and timely. Specifically, the Company did not have effective controls to reconcile, review and monitor revenues recorded to amounts invoiced to customers, to data in customer contracts or to customer service delivery data. This control deficiency resulted in immaterial audit adjustments to the interim and annual consolidated financial statements. In addition, this control deficiency could result in a misstatement to revenues or receivables that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, this control deficiency represents a material weakness.

      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
      In our report dated June 29, 2005, we stated that the Company had not reported on its assessment of the effectiveness of internal control over financial reporting and, accordingly, the scope of our work was not sufficient to enable us to express, and we did not express, an opinion on the effectiveness of the Company’s internal control over financial reporting. The Company has now reported on its assessment of the effectiveness of internal control over financial reporting and we have completed our audit thereof. Accordingly, our present report insofar as it relates to the Company’s internal control over financial reporting as of March 31, 2005, as presented herein, is different from our previous report.

      In our opinion, management’s assessment that Terremark Worldwide, Inc. did not maintain effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Terremark Worldwide, Inc. has not maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP
Miami, Florida
July 28, 2005

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Common Stock Par
	Preferred	Preferred	Value $.001
	Stock	Stock			Common Stock
	Series G	Series I	Issued Shares	Amount	Warrants

Balance at March 31, 2002	$1	$—	20,088,225	$20,088	$2,879,413
Sale of Common stock	—	—	3,314,882	3,315	—
Retirement of treasury shares	—	—	(140,000)	(140)	—
Warrants issued	—	—	—	—	1,221,979
Exercise of warrants	—	—	81,800	82	(364,738)
Warrants expired	—	—	—	—	(1,879,073)
Conversion of debt	—	—	2,282,779	2,283	—
Forfeiture of stock options	—	—	—	—	—
Net loss	—	—	—	—	—

Balance at March 31, 2003	1	—	25,627,686	25,628	1,857,581
Conversion of debt	—	—	5,121,183	5,121	—
Exercise of stock options	—	—	7,727	8	—
Warrants issued	—	—	—	—	644,597
Exercise of warrants	—	—	950	1	(3,971)
Warrants expired	—	—	—	—	(528,449)
Beneficial conversion feature on issuance of convertible debentures	—	—	—	—	—
Stock Options issued	—	—	—	—	1,672,248
Series I Preferred stock issued	—	—	—	—	—
Common stock issued	—	1	365,202	365	—
Net loss	—	—	—	—	—

Balance at March 31, 2004	1	1	31,122,748	31,123	3,642,006
Sale of Common stock	—	—	6,301,778	6,302	—
Conversion of debt	—	—	5,524,927	5,525	—
Conversion of preferred stock	(1)	—	281,089	281	—
Exercise of stock options	—	—	33,667	33	—
Warrants issued	—	—	—	—	10,365,483
Exercise of warrants	—	—	35,162	35	(261,640)
Warrants expired	—		—	—	(146,145)
Preferred stock issuance costs	—	—	—	—	—
Dividends on preferred stock	—	—	—	—	—
Issuance of common stock in lieu of cash — preferred stock dividend	—		61,685	62	—
Stock tendered in payment of loan and retired	—	—	(773,735)	(774)	—
Net assets acquired from NAP Madrid	—	—	—	—	—
Forfeiture of stock options	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—
Net loss	—	—	—	—	—

Balance at March 31, 2005	$—	$1	42,587,321	$42,587	$13,599,704

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Accumulated		Notes
		Common	Additional		Other		Receivable
	Common	Stock	Paid-In	Accumulated	Comprehensive	Treasury	Related
	Stock Options	Subscriptions	Capital	Deficit	Loss	Stock	Party

Balance at March 31, 2002	$1,566,801	$950,000	$125,832,913	$(173,096,835)	$—	$(2,428,125)	$(5,000,000)
Sale of Common stock	—	(950,000)	21,424,995	—	—	—	—
Retirement of treasury shares	—	—	(2,427,985)	—	—	2,428,125	—
Warrants issued	—	—	—	—	—	—	—
Exercise of warrants	—	—	372,836	—	—	—	—
Warrants expired	—	—	1,879,073	—	—	—	—
Conversion of debt	—	—	22,331,599	—	—	—	—
Forfeiture of stock options	(21,426)	—	21,426	—	—	—	—
Net loss	—	—	—	(41,227,305)		—

Balance at March 31, 2003	1,545,375	—	169,434,857	(214,324,140)	—	—	$(5,000,000)
Conversion of debt	—	—	24,303,755	—	—	—	—
Exercise of stock options	—	—	38,397	—	—	—	—
Warrants issued	—	—	(309,998)	—	—	—	—
Exercise of warrants	—	—	8,529	—	—	—	—
Warrants expired	—	—	528,449	—	—	—	—
Beneficial conversion feature on issuance of convertible debentures	—	—	9,500,000	—	—	—	—
Stock Options issued	—	—	2,185,463	—	—	—	—
Series I Preferred stock issued	—	—	8,187,518	—	—	—	—
Common stock issued	—	—	(365)	—	—	—	—
Net loss	—	—	—	(22,490,577)	—	—	—

Balance at March 31, 2004	1,545,375	—	213,876,605	(236,814,717)	—	—	$(5,000,000)
Sale of Common stock	—	—	42,587,192	—	—	—	—
Conversion of debt	—	—	28,030,500	—	—	—	—
Conversion of preferred stock	—	—	1,448	—	—	—	—
Exercise of stock options	—	—	122,720	—	—	—	—
Warrants issued	—	—	—	—	—	—	—
Exercise of warrants	—	—	263,603	—	—	—	—
Warrants expired	—	—	146,145	—	—	—	—
Preferred stock issuance costs	—	—	(587,858)	—	—	—	—
Dividends on preferred stock	—	—	(795,249)	—	—	—	—
Issuance of common stock in lieu of cash — preferred stock dividend	—	—	361,997	—	—	—	—
Stock tendered in payment of loan and retired	—	—	(4,951,133)	—	—	—	5,000,000
Net assets acquired from NAP Madrid	—	—	—	—	—	(7,220,637)	—
Forfeiture of stock options	(7,115)	—	7,115	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(172,882)	—	—
Net loss	—	—	—	(9,859,352)	—	—	—

Balance at March 31, 2005	$1,538,260	$—	$279,063,085	$(246,674,069)	$(172,882)	$(7,220,637)	$—

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
      In June 2002, the NAP de las Americas — Madrid S.A. purchased 500,000 shares of the Company’s common stock at $10.00 per share. In August 2003, as a result of the subsequent sale of certain common shares, the Company issued an additional 365,202 million shares of its common stock to NAP de Las Americas — Madrid S.A.

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

Grant of employee stock options
      In July 2004, the Compensation Committee of the Board of Directors approved the grant of options to certain employees, including some officers of the Company, to purchase 118,500 of the Company’s common stock at an exercise price of $6.50 per share, the price of the Company’s common stock on the date of the grant.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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