Form 10-Q
period 2005-06-30
TERREMARK WORLDWIDE INC
filed 2005-08-09
CIK 912890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-12475

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.     Yes ☑          No ☐

      The registrant had 41,890,908 shares of common stock, $0.001 par value, outstanding as of July 31, 2005.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2005	2005

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,072,143	$44,001,144
Restricted cash	2,508,465	2,185,321
Accounts receivable, net of allowance for doubtful accounts of $200,000	5,942,434	4,388,889
Current portion of capital lease receivable	2,280,000	2,280,000
Prepaid expenses and other current assets	1,312,610	942,575

Total current assets	44,115,652	53,797,929
Restricted cash	5,647,501	5,641,531
Property and equipment, net of accumulated depreciation of $20,069,490 and $18,110,516	123,143,500	123,406,321
Debt issuance costs, net of accumulated amortization of $1,452,897 and $1,007,734	8,336,768	8,797,296
Other assets	1,680,489	1,182,716
Capital lease receivable, net of current portion	5,510,001	6,080,001
Goodwill	9,999,870	9,999,870

Total assets	$198,433,781	$208,905,664

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of mortgage payable	$705,338	$692,570
Current portion of notes payable	4,233,236	4,489,945
Construction payables	33,747	427,752
Accounts payable and accrued expenses	8,568,927	8,914,578
Current portion of capital lease obligations	1,026,321	1,037,459
Interest payable	765,204	2,680,882
Current portion of unearned interest	677,559	724,686
Series H redeemable convertible preferred stock, at liquidation value	624,202	—

Total current liabilities	16,634,534	18,967,872
Mortgage payable, less current portion	45,980,001	46,034,024
Convertible debt	55,118,677	53,972,558
Derivatives embedded within convertible debt, at estimated fair value	20,580,643	20,116,618
Notes payable, less current portion	24,195,754	23,664,142
Deferred rent	2,129,977	2,001,789
Unearned interest under capital lease receivables	747,501	898,778
Capital lease obligations, less current portion	362,544	434,441
Deferred revenue	2,561,713	1,994,598
Series H redeemable convertible preferred stock, at liquidation value	—	616,705

Total liabilities	168,311,344	168,701,525

Minority interest	—	28,090

Commitments and contingencies	—	—

Stockholder’s equity:
Series I convertible preferred stock: $.001 par value, 369 and 383 shares issued and outstanding (liquidation value of approximately $10.1 million and $10.3 million)	1	1
Common stock: $.001 par value, 100,000,000 shares authorized; 42,745,336 and 42,587,321 shares issued	42,745	42,587
Common stock warrants	13,624,760	13,599,704
Common stock options	1,538,260	1,538,260
Additional paid-in capital	279,051,205	279,063,085
Accumulated deficit	(256,805,341)	(246,674,069)
Accumulated other comprehensive loss	(108,556)	(172,882)
Treasury stock: 865,202 shares	(7,220,637)	(7,220,637)

Total stockholders’ equity	30,122,437	40,176,049

Total liabilities and stockholders’ equity	$198,433,781	$208,905,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	June 30,

	2005	2004

	(Unaudited)
Revenues
Data center — services	$10,671,120	$7,111,171
Construction contracts and fees	—	784,340

Operating revenues	10,671,120	7,895,511

Expenses
Data center operations — services, excluding depreciation	7,011,649	5,736,681
Construction contract expenses, excluding depreciation	—	705,346
General and administrative	4,180,644	3,562,114
Sales and marketing	1,759,074	970,346
Depreciation and amortization	1,864,461	1,276,749

Operating expenses	14,815,828	12,251,236

Loss from operations	(4,144,708)	(4,355,725)

Other income (expenses)
Change in fair value of derivatives embedded within convertible debt	(464,025)	3,303,375
Gain on debt restructuring and extinguishment, net	—	3,420,956
Interest expense	(5,996,853)	(2,983,834)
Interest income	460,173	66,319
Other, net	14,141	(27,666)

Total other income (expenses)	(5,986,564)	3,779,150

Loss before income taxes	(10,131,272)	(576,575)
Income taxes	—	—

Net loss	(10,131,272)	(576,575)
Preferred dividend	(187,789)	(242,310)

Net loss attributable to common shareholders	$(10,319,061)	$(818,885)

Basic and diluted net loss per common share	$(0.25)	$(0.02)

Weighted average common shares outstanding	41,842,567	32,902,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES

IN STOCKHOLDERS’ EQUITY
(Unaudited)

		Common Stock Par
		Value $.001						Accumu-
	Preferred			Common	Common	Additional	Accumu-	lated Other
	Stock	Issued		Stock	Stock	Paid-in	lated	Compre-	Treasury
	Series 1	Shares	Amount	Warrants	Options	Capital	Deficit	hensive Loss	Stock

Balance at March 31, 2005	$1	42,587,321	$42,587	$13,599,704	$1,538,260	$279,063,085	$(246,674,069)	$(172,882)	$(7,220,637)
Conversion of preferred stock	—	46,665	47	—	—	(47)	—	—	—
Exercise of stock options	—	111,350	111	—	—	175,956	—	—	—
Warrants issued for services	—	—	—	25,056	—	—	—	—	—
Accrued dividends on preferred stock	—	—	—	—	—	(187,789)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	64,326	—
Net loss	—	—	—	—	—	—	(10,131,272)	—	—

Balance at June 30, 2005	$1	42,745,336	$42,745	$13,624,760	$1,538,260	$279,051,205	$(256,805,341)	$(108,556)	$(7,220,637)

The accompanying notes are an integral part of these condensed consolidated financial statements

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	June 30,

	2005	2004

	(Unaudited)
Cash flows from operating activities:
Net loss	$(10,131,272)	$(576,575)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of long-lived assets	1,864,461	1,276,749
Change in estimated fair value of embedded derivatives	464,025	(3,303,375)
Accretion on convertible debt and mortgage payables	1,266,216	171,061
Amortization of beneficial conversion feature on issuance of convertible debentures	—	904,761
Amortization of discount on notes payable	259,737	—
Interest payment in kind on notes payable	271,875	—
Amortization of debt issue costs	460,528	51,437
Provision for bad debt	111,465	2,151
Gain on debt restructuring and extinguishment	—	(3,626,956)
Other, net	(72,432)	257,737
Warrants issued for services	25,056	172,650
Loss on disposal of property and equipment	174,747	—
(Increase) decrease in:
Restricted cash	(329,114)	—
Accounts receivable	(1,665,010)	1,465,976
Capital lease receivable, net of unearned interest	371,596	—
Prepaid expenses and other assets	(867,808)	(539,049)
Increase (decrease) in:
Accounts payable and accrued expenses	(533,440)	(1,054,006)
Interest payable	(1,915,678)	(1,168,952)
Deferred revenue	567,115	1,763,051
Construction payables	(394,005)	—
Deferred rent	128,188	1,388,903

Net cash used in operating activities	(9,943,750)	(2,814,437)

Cash flows from investing activities:
Restricted cash	—	(4,542)
Purchases of property and equipment	(1,872,671)	(1,055,538)
Acquisition of a majority interest in NAP Madrid	—	(1,174,860)
Proceeds from notes receivable-related party	—	50,000
Advances for the acquisition of minority interest in NAP Madrid	—	(1,362,767)

Net cash used in investing activities	(1,872,671)	(3,547,707)

Cash flows from financing activities:
Increase in construction payables	—	(816,331)
Payments on loans and mortgage payable	(205,612)	(36,490,245)
Issuance of convertible debt	—	86,257,312
Payments on convertible debt	—	(9,881,800)
Debt issuance costs	—	(5,255,912)
Proceeds from sale of preferred stock	—	2,131,800
Preferred stock issuance costs	—	(587,860)
Payments under capital lease obligations	(83,035)	(271,735)
Proceeds from exercise of stock options and warrants	176,067	122,761

Net cash (used in) provided by financing activities	(112,580)	35,207,990

Net (decrease) increase in cash	(11,929,001)	28,845,846
Cash and cash equivalents at beginning of period	44,001,144	4,378,614

Cash and cash equivalents at end of period	$32,072,143	$33,224,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

      The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the interim periods presented. Operating results for the quarter ended June 30, 2005 may not be indicative of the results that may be expected for the year ending March 31, 2006. Amounts as of March 31, 2005 included in the condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended March 31, 2005. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated.

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

Revenue and profit recognition

      Revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from customers. If the Company determines that collection is not reasonably assured, the Company recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. The Company accounts for data center revenues in accordance with Emerging Issues Task Force Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” which provides guidance on separating multiple element revenue arrangements into separate units of accounting.

      Data center revenues consist of monthly recurring fees for colocation, exchange point, and managed services fees. It also includes monthly rental income for unconditioned space in our Miami facility. Revenues from colocation and exchange point services, as well as rental income for unconditioned space, are recognized ratably over the term of the contract. Installation fees and significant related direct costs

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

are deferred and recognized ratably over the expected term of the customer relationship. Managed services fees are recognized in the period in which the services are provided.

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

      The Company, with the assistance of a third party, estimates the fair value of its embedded derivatives using available market information and appropriate valuation methodologies. These embedded derivatives derive their value primarily based on changes in the price and volatility of the Company’s common stock. Over the life of the Senior Convertible Notes, given the historical volatility of the Company’s common stock, changes in the estimated fair value of the embedded derivatives are expected to have a material effect on the Company’s results of operations. Furthermore, the Company has estimated the fair value of these embedded derivatives using a theoretical model based on the historical volatility of its common stock over the past year. If an active trading market develops for the Senior Convertible Notes or the Company is able to find comparable market data, it may in the future be able to use actual market data to adjust the estimated fair value of these embedded derivatives. Such adjustment could be significant and would be accounted for prospectively.

      Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company may eventually pay to settle these embedded derivatives.

Significant concentrations

      The Company’s two largest customers accounted for approximately 24% and 13%, respectively, of data center revenues for the three months ended June 30, 2005. The same two customers accounted for approximately 25% and 14%, respectively, of data center revenues for the three months ended June 30, 2004.

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

(Unaudited)

      The following table presents what the net loss and net loss per share would have been had the Company accounted for employee stock based compensation using the fair value method:

	For the Three Months Ended
	June 30,

	2005	2004

Net loss attributable to common shareholders as reported	$(10,319,061)	$(818,885)
Incremental stock-based compensation expense if the fair value method had been adopted	(193,924)	(539,170)

Pro forma net loss attributable to common shareholders	$(10,512,985)	$(1,358,055)

Loss per common share — as reported	$(0.25)	$(0.02)

Loss per common share — pro forma	$(0.25)	$(0.04)

      Fair value calculations for employee grants were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004

Risk Free Rate	3.69% - 4.13%	2.14% - 3.50%
Volatility (3 year historical)	113% - 118%	150%
Expected Life	5 years	5 years
Expected Dividends	0%	0%

Stock warrants

      The Company uses the fair value method to value warrants granted to non-employees. Some warrants are vested over time and some are vested upon issuance. The Company determines the fair value for non-employee warrants using the Black-Scholes option-pricing model with the same assumptions used for employee grants, except for the expected life, which was assumed to be between 1 and 7 years. When warrants to acquire the Company’s common stock are issued in connection with the sale of debt or other securities, aggregate proceeds from the sale of the warrants and other securities are allocated among all instruments issued based on their relative fair market values. Any resulting discount from the face value of debt is amortized to interest expense using the effective interest method over the term of the debt.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Other comprehensive loss

      Other comprehensive loss consists of net loss and foreign currency translation adjustments and changes in the value of any effective portion of the interest rate cap agreement designated as a cash flow hedge, and are presented in the accompanying consolidated statement of stockholders’ equity.

Recent accounting standards

      In June 2004, the FASB issued EITF Issue 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue 03-1 establishes a common approach to evaluating other-than-temporary impairment to investments in an effort to reduce the ambiguity in impairment methodology found in APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, which has resulted in inconsistent application. In September 2004, the FASB issued FASB Staff Position EITF Issue 03-1-1, which deferred the effective date for the measurement and recognition guidance clarified in EITF Issue 03-1 indefinitely; however, the disclosure requirements remain effective for fiscal years ending after June 15, 2004. While the effective date for certain elements of EITF Issue 03-1 have been deferred, the adoption of EITF Issue 03-1 when finalized in its current form is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No 123(R) requires companies to expense the fair value of employee stock options and other forms of stock-based compensation, such as employee stock purchase plans and restricted stock awards. In addition, SFAS No. 123(R) supersedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Under the provisions of SFAS No. 123(R), stock-based compensation awards must meet certain criteria in order for the award to qualify for equity classification. An award that does not meet those criteria will be classified as liability and be remeasured each period. SFAS No. 123(R) retains the requirements on accounting for the income tax effects of stock-based compensation contained in SFAS No. 123; however, it changes how excess tax benefits will be presented in the statement of cash flows. In addition, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which offers guidance on SFAS No. 123(R). SAB No. 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R) while enhancing the information that investors receive. Key topics of SAB No. 107 include discussion on the valuation models available to preparers and guidance on key assumptions used in these valuation models, such as expected volatility and expected term, as well as guidance on accounting for the income tax effects of SFAS No. 123(R) and disclosure considerations, among other topics. SFAS No. 123(R) and SAB No. 107 were effective for reporting periods beginning after June 15, 2005; however, in April 2005, the SEC approved a new rule that SFAS No. 123(R) and SAB No. 107 are now effective for public companies for annual, rather than interim, periods beginning after June 15, 2005. The Company is currently considering the financial accounting, income tax and internal control implications of SFAS No. 123(R) and SAB No. 107. The adoption of SFAS No. 123(R) and SAB No. 107 are expected to have a significant impact on the Company’s financial position and results of operations.

      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets contained in APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. As the provisions of SFAS No. 153 are to be applied prospectively, the adoption of SFAS No. 153 will not have

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

an impact on the Company’s historical financial statements; however, the Company will assess the impact of the adoption of this pronouncement on any future nonmonetary transactions that the Company enters into, if any.

      In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (“FIN No. 47”). FIN No. 47 clarifies that the term, conditional retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 further clarifies that the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement and provides guidance on how an entity might reasonably estimate the fair value of such a conditional asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. The Company is currently in the process of evaluating the impact that the adoption of FIN No. 47 will have on its financial position, results of operations and cash flows.

      In June 2005, the FASB approved EITF Issue 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 addresses the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are placed in service significantly after and not contemplated at the beginning of a lease term. EITF 05-6 states that (i) leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition and (ii) leasehold improvements that are placed into service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The Company is currently in the process of evaluating the impact that the adoption of EITF 05-6 will have on its financial position and results of operations.

      In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB No. 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

3.     Restricted Cash

      Restricted cash consists of:

	June 30,	March 31,
	2005	2005

Capital improvements reserve	$4,000,000	$4,000,000
Security deposits under bank loan agreement	1,681,400	1,681,400
Security deposits under operating leases	1,647,501	1,641,531
Escrow deposits under mortgage loan agreement	827,065	503,921

	8,155,966	7,826,852
Less: current portion	(2,508,465)	(2,185,321)

	$5,647,501	$5,641,531

4.     Mortgage Payable

      In connection with the purchase of TECOTA, the Company obtained a $49.0 million loan from CitiGroup Global Markets Realty Corp., $4.0 million of which is restricted and can only be used to fund customer related capital improvements made to the NAP of the Americas in Miami. This loan is collateralized by a first mortgage on the NAP of the Americas building and a security interest in all then existing building improvements that Terremark has made to the building, certain of the Company’s deposit accounts and any cash flows generated from customers by virtue of their activity at the NAP of the Americas building. The loan bears interest at a rate per annum equal to the greater of 6.75% or LIBOR plus 4.75%, and matures in February 2009. This mortgage loan includes numerous covenants imposing significant financial and operating restrictions on Terremark’s business. See Note 7.

      In connection with this financing, the Company issued to Citigroup Global Markets Realty Corp., for no additional consideration, warrants to purchase an aggregate of 500,000 shares of the Company’s common stock. Those warrants expire on December 31, 2011 and are divided into four equal tranches that differ only in respect of the applicable exercise prices, which are $6.80, $7.40, $8.10 and $8.70, respectively. The warrants were valued by an independent appraiser at approximately $2,200,000, which was recorded as a discount to the debt principal. Proceeds from the issuance of the mortgage note payable and the warrants were allocated based on their relative fair values. The costs related to the issuance of the mortgage loan were deferred and amounted to approximately $1,570,000. The discount to the debt principal and the debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the mortgage loan.

5.     Convertible Debt

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

      The Senior Convertible Notes rank pari passu with all existing and future unsecured and unsubordinated indebtedness, senior in right of payment to all existing and future subordinated indebtedness, and rank junior to any future secured indebtedness. If there is a change in control of the Company, the holders have the right to require the Company to repurchase their notes at a price equal to

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

100% of the principal amount, plus accrued and unpaid interest (the “Repurchase Price”). If a change in control occurs and at least 50% of the consideration for the Company’s common stock consists of cash, the holders of the Senior Convertible Notes may elect to receive the greater of the Repurchase Price or the Total Redemption Amount. The Total Redemption Amount will be equal to the product of (x) the average closing prices of the Company’s common stock for the five trading days prior to announcement of the change in control and (y) the quotient of $1,000 divided by the applicable conversion price of the Senior Convertible Notes, plus a make whole premium of $180 per $1,000 of principal if the change in control takes place before December 16, 2005 reducing to $45 per $1,000 of principal if the change in control takes place between June 16, 2008 and December 15, 2008. If the Company issues a cash dividend on its common stock, it will pay contingent interest to the holders of the Senior Convertible Notes equal to the product of the per share cash dividend and the number of shares of common stock issuable upon conversion of each holder’s note.

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

6.     Derivatives

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

      The Company estimated that the embedded derivatives had a March 31, 2005 estimated fair value of approximately $20,199,750 and a June 30, 2005 estimated fair value of approximately $20,663,775 resulting from the conversion option. The change of $464,025 in the estimated fair value of the embedded derivative was recognized as other expense in the three months ended June 30, 2005.

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

(Unaudited)

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

7.     Notes Payable

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

      The Company’s new mortgage loan and Senior Secured Notes include numerous covenants imposing significant financial and operating restrictions on its business. The covenants place restrictions on the Company’s ability to, among other things:

•	incur more debt;

•	pay dividends, redeem or repurchase its stock or make other distributions;

•	make acquisitions or investments;

•	enter into transactions with affiliates;

•	merge or consolidate with others;

•	dispose of assets or use asset sale proceeds;

•	create liens on our assets; and

•	extend the credit.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      At June 30, 2005, the Company also had a bank loan with an outstanding balance of 3.5 million Euros (approximately $4.2 million at the June 30, 2005 exchange rate). The Company deposited 1,250,000 Euros (approximately $1.7 million at the June 30, 2005 exchange rate) with the lender as security for the loan. On June 24, 2005, the maturity date of the loan was extended through October 22, 2005.

8.     Series H Redeemable Convertible Preferred Stock

      On June 1, 2005, the Series H convertible preferred stock became redeemable in cash at the request of the holder, and accordingly, is presented as a current liability in the accompanying condensed consolidated balance sheet.

9.     Changes in Stockholder’s Equity

Exercise of employee stock options

      During the three months ended June 30, 2005 the Company issued 111,350 shares of its common stock in conjunction with the exercise of options, including 111,017 shares issued to a director of the Company. The exercise price of the options ranged from $2.50 to $3.50.

Conversion of preferred stock

      During May and June, 2005, 14 shares of the Series I preferred stock were converted to 46,665 shares of common stock.

Issuance of warrants

      In April 2005, the Company issued 7,200 warrants with an estimated fair value of approximately $25,000 in connection with investor relations consulting services.

10.     Related Party Transactions

      Due to the nature of the following relationships, the terms of the respective agreements may not be the same as those that would result from transactions among wholly unrelated parties.

      Following is a summary of transactions for the three months ended June 30, 2005 and 2004 and balances with related parties included in the accompanying balance sheet as of June 30, 2005 and March 31, 2005:

	For the Three Months Ended
	June 30,

	2005	2004

Services purchased from related parties	$285,657	$239,000
Interest income from shareholder	7,032	8,000
Services provided to a related party	8,950	—

	June 30,	June 30,
	2005	2004

Other assets	$434,878	$499,009
Note receivable — related party	—	5,000,000
Notes payable to related parties	—	35,516,977
Convertible debt	—	4,150,000

      During the three months ended June 30, 2005 and 2004, the Company purchased approximately $286,000 and $239,000, respectively, in services from Fusion Telecommunications International, Inc.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

(“Fusion”). The Company’s Chief Executive Officer has a minority interest in Fusion and is a member of its board of directors.

11.     Data Center Revenues

      Data center revenues consist of the following:

	For the Three Months Ended
	June 30,

	2005	2004

Colocation	$6,047,603	$4,696,056
Exchange point services	1,316,093	1,031,995
Managed and professional services	3,307,424	1,382,202
Other	—	918

	$10,671,120	$7,111,171

12.     Information About the Company’s Operating Segments

      As of March 31, 2005 and June 30, 2005, the Company had two reportable business segments, data center operations and real estate services. The data center operations segment provides Tier 1 NAP Internet infrastructure and managed services in a data center environment. The real estate services segment constructs and manages real estate projects focused in the technology sector. The Company’s reportable segments are strategic business operations that offer different products and services.

      The accounting policies of the segments are the same as those described in significant accounting policies. Revenues generated among segments are recorded at rates similar to those recorded in third-party transactions. Transfers of assets and liabilities between segments are recorded at cost. The Company evaluates performance based on the segments’ net operating results.

      The following presents information about reportable segments:

	Data Center	Real estate
For the Three Months Ended June 30,	Operations	Services	Total

2005
Revenues	$10,671,120	$—	$10,671,120
Loss from Operations	(4,153,604)	8,896	(4,144,708)
Net Loss	(10,140,168)	8,896	(10,131,272)

2004
Revenues	$7,111,171	$784,340	$7,895,511
Loss from Operations	(4,329,316)	(26,409)	(4,355,725)
Net Loss	(551,144)	(25,431)	(576,575)

Assets, as of
June 30, 2005	$198,455,919	$(22,138)	$198,433,781
March 31, 2005	208,905,664	—	208,905,664

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The following is a reconciliation of total segment loss from operations to loss before income taxes:

	For the Three Months Ended June
	30,

	2005	2004

Total segment loss from operations	$(4,144,708)	$(4,355,725)
Change in fair value of derivatives	(464,025)	3,303,375
Debt restructuring	—	3,420,956
Interest expense	(5,996,853)	(2,983,834)
Interest income	460,173	66,319
Other income	14,141	(27,666)

Loss before income taxes	$10,131,272)	$(576,575)

13.     Supplemental Cash Flow Information

	For the Three Months Ended
	June 30,

	2005	2004

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,625,154	$3,550,994

Non-cash operating, investing and financing activities:

Warrants exercised and converted to equity	—	121,440

Conversion of debt and related accrued interest to equity	—	262,500

Conversion of convertible debt and related accrued interest to equity	—	27,773,524

Settlement of notes receivable through extinguishment of convertible debt	—	418,200

Non-cash preferred dividend	187,789	40,000

Warrants to be issued related to issuance of convertible debt	—	1,380,000

14.     Subsequent Events

      On August 5, 2005, we purchased all of the outstanding common stock of Dedigate, N.V., a leading managed hosting services provider in Europe. We paid a cash purchase price of €215,000 (approximately $266,000 as of August 5, 2005), subject to post-closing adjustments, as well as the issuance of 1,600,000 shares of our common stock. We agreed to file a registration statement to register such shares no later than 30 days after the closing and to cause this registration statement to be declared effective by the Securities and Exchange Commission no later than 120 days after Closing.

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

Recent Events

      On August 5, 2005, we acquired all of the outstanding stock of Dedigate N.V., a privately held European managed dedicated hosting provider, in exchange for 1.6 million shares of our common stock, plus approximately $500,000 in cash.

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

      The immediate proximity of our facilities to major fiber routes with access to North America, Latin America and Europe has attracted numerous telecommunications carriers, such as AT&T, Global

Crossing, Latin America Nautilus (a business unit of Telecom Italia), Progress Telecom, Sprint Communications and T-Systems (a business unit of Deutsche Telecom), to colocate their equipment with us in order to better service their customers. This network density, which allows our customers to reduce their connectivity costs, combined with the security of our facilities, has attracted government sector customers, including Blackbird Technologies, the City of Coral Gables, Florida, the Diplomatic Telecommunications Service — Program Office (DTS-PO, a division of the U.S. Department of State), Miami-Dade County, Florida, SRA International and the United States Southern Command. Additionally, we have had success in attracting content providers and enterprises such as Citrix, Google, Internap, Miniclip, NTT/ Verio, VeriSign, Bacardi USA, Corporacion Andina de Fomento, Florida International University, Intrado, Jackson Memorial Hospital of Miami and Steiner Leisure.

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

Results of Operations

Results of Operations for the Three Months ended June 30, 2005 as Compared to the Three Months ended June 30, 2004.

      Revenue. The following charts provide certain information with respect to our revenues:

	For the Three
	Months Ended
	June 30,

	2005	2004

U.S. Operations	98%	99%
Outside U.S.	2%	1%

	100%	100%

Data center	100%	90%
Construction work	0%	9%
Property and construction management	0%	1%

	100%	100%

      Data center revenues consist of:

	For the Three Months Ended June 30,

	2005		2004

Colocation	$6,047,603	57%	$4,696,056	66%
Managed and professional services	3,307,424	31%	1,382,202	19%
Exchange point services	1,316,093	12%	1,031,995	14%
Contract termination fee	—	0%	918	1%

Data center revenue	$10,671,120	100%	$7,111,171	100%

      The increase in data center revenues is mainly due to an increase in our deployed customer base and an expansion of services to existing customers. The increase in revenue from colocation and management and professional services was primarily the result of growth in our deployed customer base from 155 customers as of June 30, 2004 to 248 customers as of June 30, 2005. Data center revenues consist of:

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

      Our utilization of total net colocation space increased to 9.1% as of June 30, 2005 from 6.8% as of June 30, 2004. Our utilization of total net colocation space represents the percentage of space billed versus total space available for customers. On December 31, 2004, we purchased TECOTA, the entity that owns the 750,000 square foot building in which the NAP of the Americas is housed. Prior to this acquisition, we leased 240,000 square feet of the building. For comparative purposes, total space available to customers includes our estimate of space available to customers in the entire building for both June 30, 2005 and 2004.

      The increase in exchange point services is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased to 2,836 as of June 30, 2005 from 1,628 as of June 30, 2004.

      The increase in managed and professional services is mainly due to an increase of approximately $1.4 million in managed services provided to the public sector. We also earned $500,000 in the quarter ended June 30, 2005 for professional services related to a feasibility study.

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

      Construction Contract Revenue and Fees. We did not complete any construction contracts in the quarter ended June 30, 2005, and we have no construction contracts currently in process. We recorded $740,799 of construction contract revenues for the three months ended June 30, 2004. Due to our opportunistic approach to our construction business, we expect revenues from construction contracts to significantly fluctuate from quarter to quarter. During the three months ended June 30, 2004, we also collected a monthly management fee from TECOTA, the entity that then owned the building in which the NAP of the Americas is located, equal to the greater of approximately $8,000 or 3% of cash collected by TECOTA. On December 31, 2004, we purchased TECOTA. Therefore, we now eliminate in consolidation these management fees.

      Data Center Operations Expenses. Data center expenses increased $1.3 million to $7.0 million for the three months ended June 30, 2005 from $5.7 million for the three months ended June 30, 2004. Data center operations expenses consist mainly of operations personnel, rent, insurance and property taxes, electricity, chilled water, procurement of equipment and connectivity, and security services. The increase in total data center operations expenses is mainly due to increases of $855,000 in personnel costs, $832,000 in costs related to the procurement of connectivity, and $858,000 in facility costs, offset by a $1.4 million decrease in rent expense.

      The increase in personnel costs is mainly due to an increase in operations and engineering staff levels. Our staff levels increased to 133 employees as of June 30, 2005 from 86 as of June 30, 2004. The increase in the number of employees is mainly attributable to the hiring of personnel to work under existing and anticipated government contracts, and the expansion of operations in the Madrid NAP, Brazil NAP, and NAP-West.

      The increase in facility costs is mainly due to our acquisition of TECOTA, the entity that owns the building that houses the NAP of the Americas. Facility costs include utilities, security, insurance and property taxes.

      The increase in connectivity costs is mainly due to an increase in revenues from managed services and new bandwidth costs for interconnecting our Internet exchange point facilities.

      The decrease in rent expense is mainly due to the elimination of rent as a result of the acquisition of TECOTA, partially offset by an increase in rent as a result of new leases in Madrid, Frankfurt, London and Herndon (Virginia).

      Construction Contract Expenses. There was no construction activity during the three months ended June 30, 2005. Construction contract expenses were $705,000 for the three months ended June 30, 2004.

      General and Administrative Expenses. General and administrative expenses increased $619,000 to $4.2 million for the three months ended June 30, 2005 from $3.6 million for the three months ended June 30, 2004. General and administrative expenses consist primarily of professional service fees, payroll and related expenses, travel, and other general corporate expenses. This increase was primarily due to increases of $681,000 in accounting and consulting fees. The increase in professional services is mainly due to additional audit and consulting fees resulting from our Sarbanes-Oxley compliance work efforts. We completed our March 31, 2005 assessment of our internal controls over financial reporting on August 5, 2005. Going forward, we expect our accounting and consulting fees, and general and administrative expenses, to decrease as we enter into our second year of Sarbanes-Oxley compliance.

      Sales and Marketing Expenses. Sales and marketing expenses increased $789,000 to $1.8 million for the three months ended June 30, 2005 from $970,000 for the three months ended June 30, 2004. The most significant components of sales and marketing are payroll, sales commissions and promotional activities. Payroll increased $429,000 mainly due to increased staff levels. Our sales and marketing staff levels increased to 30 employees as of June 30, 2005 from 20 as of June 30, 2004. Commissions also increased by $177,000 consistent with our increase in revenues. A new advertising campaign resulted in an increase of $124,000 in marketing expenses.

      Depreciation and Amortization Expenses. Depreciation and amortization expense increased $588,000 to $1.9 million for the three months ended June 30, 2005 from $1.3 million for the three months ended June 30, 2004. The increase is mainly due to the acquisition of TECOTA, the entity that owns the building that houses the NAP of the Americas.

      Change in Fair Value of Derivatives Embedded within Convertible Debt. Our 9% senior convertible notes due June 15, 2009 contain embedded derivatives that require separate valuation from the senior convertible notes. We recognize these embedded derivatives as a liability in our balance sheet, measure them at their estimated fair value and recognize changes in the estimated fair value of the derivative instruments in earnings. We estimated that the embedded derivatives had a March 31, 2005 estimated fair value of approximately $20,200,000 and a June 30, 2005 estimated fair value of approximately $20,664,000. The embedded derivatives derive their value primarily based on changes in the price and volatility of our common stock. The closing price of our common stock increased to $7.00 on June 30, 2005 from $6.50 per share as of March 31, 2005. As a result, during the three months ended June 30, 2005, we recognized a $464,000 loss from the change in estimated fair value of the embedded derivatives. Over the life of the senior convertible notes, given the historical volatility of our common stock, changes in the estimated fair value of the embedded derivatives are expected to have a material effect on our results of operations. The estimated fair value of the embedded derivatives increases as the price of our common stock increases. See “Quantitative and Qualitative Disclosures about Market Risk.” Furthermore, we have estimated the fair value of these embedded derivatives using a theoretical model based on the historical volatility of our common stock of (71% as of June 30, 2005) over the past three months. If a market develops for our senior convertible notes or we are able to find comparable market data, we may be able to use in the future market data to adjust our historical volatility by other factors such as trading volume and our estimated fair value of these embedded derivatives could be significantly different. Any such adjustment would be made prospectively. During the three months ended June 30, 2004, we recognized a gain of $3.3 million due to the change in value of our embedded derivatives.

      Gain on Debt Extinguishment and Conversion. As a result of the early extinguishment of notes payable and convertible debentures, as well as the conversion of convertible debentures into common stock, during the three months ended June 30, 2004, we recognized a gain on debt extinguishment and conversion totaling $3.4 million, representing the recognition of the unamortized balance of a debt restructuring deferred gain and the write off of debt issuance costs, net of an early redemption premium payment. During the three months ended June 30, 2005, we did not have any extinguishment or conversion of debt.

      Interest Expense. Interest expense increased $3.0 million from $3.0 million for the three months ended June 30, 2004 to $6.0 million for the three months ended June 30, 2005. This increase is mainly due to additional debt incurred, including our new mortgage loan, our senior secured notes and our senior convertible notes.

      Interest Income. Interest income increased $394,000 from $66,000 for the three months ended June 30, 2004 to $460,000 for the three months ended June 30, 2005. This increase was due to available cash balances as a result of the March 14, 2005 sale of 6,000,000 shares of our common stock.

      Net Loss. Net loss for our reportable segments was as follows:

	For the Three Months Ended
	June 30,

	2005	2004

Data center operations	$(10,140,168)	$(551,144)
Real estate services	8,896	(25,431)

	$(10,131,272)	$(576,575)

      The net loss from data center operations is primarily the result of insufficient revenues to cover our operating and interest expenses. We will generate net losses until we reach required levels of monthly revenues.

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

      Our new mortgage loan and our senior secured notes include numerous covenants imposing significant financial and operating restrictions on our business. The covenants place restrictions on our ability to, among other things:

•	incur more debt;

•	pay dividends, redeem or repurchase our stock or make other distributions

•	make acquisitions or investments;

•	enter into transactions with affiliates;

•	merge or consolidate with others;

•	dispose of assets or use asset sale proceeds;

•	create liens on our assets; and

•	extend credit.

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

      In June 2004, we privately placed $86.25 million in aggregate principal amount of 9% senior convertible notes due June 15, 2009 to qualified institutional buyers. The notes bear interest at a rate of 9% per annum, payable semi-annually, on each December 15 and June 15 and are convertible at the option of the holders at $12.50 per share. We utilized net proceeds of $81.0 million to pay approximately

$46.3 million of outstanding loans and convertible debt. The balance of the proceeds are being used for acquisitions and for general corporate purposes, including working capital and capital expenditures. The notes rank pari passu with all existing and future unsecured and unsubordinated indebtedness, senior in right of payment to all existing and future subordinated indebtedness, and rank junior to any future secured indebtedness.

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

      We have incurred losses from operations in each quarter and annual period since our merger with AmTec, Inc. Our cash flows from operations for the quarters ended June 30, 2005 and 2004 were negative. As of June 30, 2005, our total liabilities were approximately $168.0 million. Due to cash used in operations and the acquisition of property, plant and equipment, our working capital decreased from $34.8 million, as of March 31, 2005, to $27.3 million as of June 30, 2005.

      As of June 30, 2005, our principal source of liquidity was our $32.1 million in cash and cash equivalents. We anticipate that this cash, coupled with our anticipated cash flows generated from operations, will be sufficient to meet our capital expenditures, working capital, debt service and corporate overhead requirements in connection with our currently identified business objectives. Our projected revenues and cash flows depend on several factors, some of which are beyond our control, including the rate at which we provide services, the timing of exercise of expansion options by customers under existing contracts, the rate at which new services are sold to the government sector and the commercial sector, the ability to retain the customer base, the willingness and timing of potential customers in outsourcing the housing and management of their technology infrastructure to us, the reliability and cost-effectiveness of our services and our ability to market our services.

Sources and Uses of Cash

      During the quarter ended June 30, 2005, we used $11.9 million in cash, including $9.9 million for operations. We do not believe this usage is indicative of our average future quarterly cash outflows. The June 30, 2005 quarter includes payment of $3.9 million in semi-annual interest payments and a $1.7 million increase in receivables and excludes expected inflows from recently signed new customer contracts. Going forward we expect increased collections from existing accounts receivable and newly signed customer contract’s. Additionally, we expect a decrease in our expenses through lower consulting and accounting fees as we enter our second year of Sarbanes-Oxley compliance.

      Cash used in operations for the quarter ended June 30, 2005 and 2004 was approximately $9.9 million and $2.8 million, respectively. We used cash to primarily fund our net loss, including cash interest payments on our debt. Cash payments for the three months ended June 30, 2005 included a semi-annual interest payment of $3.9 million on our senior convertible notes. In addition, an increase in accounts receivable of $1.6 million negatively impacted the cash used in our operating activities for the three months ended June 30, 2005.

      Cash used in investing activities for the quarter ended June 30, 2005 was $1.9 million compared to cash used in investing activities of $3.5 million for the quarter ended June 30, 2004, a decrease of $1.6 million. This increase is primarily due to the payments made in the quarter ended June 30, 2004 for the acquisition of NAP Madrid.

      Cash used in financing activities for the quarter ended June 30, 2005 was $0.1 million compared to cash provided by financing activities of $35.2 million for the quarter ended June 30, 2004, a decrease of $35.1 million. For the quarter ended June 30, 2004, cash provided by financing activities includes $86.2 million from the issuance of convertible debt, partially offset by $46.3 million in repayments of loans and convertible debt.

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

      The following table represents the minimum future operating and capital lease payments for these commitments, as well as the combined aggregate maturities and interest for the following obligations as of June 30 2005:

	Capital
	Lease	Operating	Convertible	Mortgage	Notes
	Obligations	Leases	Debt	Payable	Payable	Total

2006 (nine months)	$1,085,979	$3,235,935	$3,881,579	$3,164,884	$7,270,737	$18,639,114
2007	278,060	3,313,294	7,763,158	4,219,846	4,050,000	19,624,358
2008	120,609	3,305,379	7,763,158	4,219,846	4,050,000	19,458,992
2009	—	3,120,718	7,763,158	49,414,809	34,050,000	94,348,685
2010	—	3,206,998	90,131,579	—	—	93,338,577
Thereafter	—	29,940,932	—	—	—	29,940,932

	$1,484,648	$46,123,256	$117,302,632	$61,019,385	$49,420,737	$275,350,658

      As required by the terms of the Madrid lease agreement, we have obtained a five year bank guarantee in favor of the lessor in an amount equal to the annual rent payments. In connection with this bank guarantee, we have deposited 50% of the guaranteed amount, or approximately 475,000 Euros ($638,948 at the June 30, 2005 exchange rate), with the bank issuing the guarantee.

Recent Accounting Standards

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

      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires companies to expense the fair value of employee stock options and other forms of stock-based compensation, such as employee stock purchase plans and restricted stock awards. In addition, SFAS No. 123(R) supersedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Under the provisions of SFAS No. 123(R), stock-based compensation awards must meet certain criteria in order for the award to qualify for equity classification. An award that does not meet those criteria will be classified as liability and be remeasured each period. SFAS No. 123(R) retains the requirements on accounting for the income tax effects of stock-based compensation contained in SFAS No. 123; however, it changes how excess tax benefits will be presented in the statement of cash flows. In addition, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which offers guidance on SFAS No. 123(R).

SAB No. 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R) while enhancing the information that investors receive. Key topics of SAB No. 107 include discussion on the valuation models available to preparers and guidance on key assumptions used in these valuation models, such as expected volatility and expected term, as well as guidance on accounting for the income tax effects of SFAS No. 123(R) and disclosure considerations, among other topics. SFAS No. 123(R) and SAB No. 107 were effective for reporting periods beginning after June 15, 2005; however, in April 2005, the SEC approved a new rule that SFAS No. 123(R) and SAB No. 107 are now effective for public companies for annual, rather than interim, periods beginning after June 15, 2005. We are currently considering the financial accounting, income tax and internal control implications of SFAS No. 123(R) and SAB No. 107. The adoption of SFAS No. 123(R) and SAB No. 107 are expected to have a significant impact on our financial position and results of operations.

      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets contained in APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. As the provisions of SFAS No. 153 are to be applied prospectively, the adoption of SFAS No. 153 will not have an impact on our historical financial statements; however, we will assess the impact of the adoption of this pronouncement on any future nonmonetary transactions that we enter into, if any.

      In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (“FIN No. 47”). FIN No. 47 clarifies that the term, conditional retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 further clarifies that the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement and provides guidance on how an entity might reasonably estimate the fair value of such a conditional asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. We are currently in the process of evaluating the impact that the adoption of FIN No. 47 will have on our financial position, results of operations and cash flows.

      In June 2005, the FASB approved EITF Issue 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 addresses the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are placed in service significantly after and not contemplated at the beginning of a lease term. EITF 05-6 states that (i) leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition and (ii) leasehold improvements that are placed into service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. We are currently in the process of evaluating the impact that the adoption of EITF 05-6 will have on our financial position and results of operations.

      In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB No. 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current periods’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.

Other Factors Affecting Operating Results

We have a history of losses, expect future losses and may not achieve or sustain profitability.

      We have incurred net losses from operations in each quarterly and annual period since our April 28, 2000 merger with AmTec, Inc. We incurred net losses of $9.9 million, $22.5 million, and $41.2 million for the years ended March 31, 2005, 2004 and 2003, respectively and incurred a loss from operations of $4.1 million for the three months ended June 30, 2005. As of June 30, 2005, our accumulated deficit was $256.8 million. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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

      During the year ended March 31, 2005 and the quarter ended June 30, 2005, revenues under contracts with agencies of the U.S. federal government constituted 42% and 24%, respectively, of our data center revenues. Generally, U.S. government contracts are subject to oversight audits by government representatives, to profit and cost controls and limitations, and to provisions permitting modification or termination, in whole or in part, without prior notice, at the government’s convenience. In some cases, government contracts are subject to the uncertainties surrounding congressional appropriations or agency funding. Government contracts are subject to specific procurement regulations. Failure to comply with these regulations and requirements could lead to suspension or debarment from future government contracting for a period of time, which could limit our growth prospects and adversely affect our business, results of operations and financial condition. Government contracts typically have an initial term of one year. Renewal periods are exercisable at the discretion of the U.S. government. We may not be successful in winning contract awards or renewals in the future. Our failure to renew or replace U.S. government contracts when they expire could have a material adverse effect on our business, financial condition, or results of operations.

We derive a significant portion of our revenues from a few clients; accordingly, a reduction in our clients’ demand for our services or the loss of clients would likely impair our financial performance.

      During the year ended March 31, 2005, we derived approximately 42% and 12% of our data center revenues from two customers. During the quarter ended June 30, 2005, we derived approximately 24% and 13% of our data center revenues from these same two customers. Because we derive a large percentage of our revenues from a few major customers, our revenues could significantly decline if we lose one or more of these customers or if the amount of business we obtain from them is reduced.

We have significant debt service obligations which will require the use of a substantial portion of our available cash.

      We are a highly leveraged company. As of June 30, 2005, our total liabilities were approximately $168.4 million and our total stockholders’ equity was $30.1 million. Our new mortgage loan and our senior secured notes are, collectively, collateralized by substantially all of our assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

      Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess, and our independent registered public accounting firm attest to, the design and operating effectiveness of our internal control over financial reporting. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. In connection with our evaluation of internal control over financial reporting, we identified material weaknesses. Our efforts regarding internal controls are discussed in detail in this report under Item 4, “Controls and Procedures.” Our remedial measures may not be sufficient to ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future eliminate these material weaknesses. Remedying the material weaknesses that have been identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, could require us to incur additional costs, divert management resources or make other changes. We have not yet fully remediated the material weaknesses related to maintaining adequate controls to restrict access to key financial applications and data and controls over the custody and processing of disbursements and of customer payments received by mail; and controls over the billing function to ensure that invoices capture all services delivered to customers and that such services are invoiced and recorded accurately as revenue. If we do not remedy these material weaknesses, we may be required to report in subsequent reports filed with the Securities and Exchange Commission that material weaknesses in our internal controls over financial reporting continue to exist. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.

      We have not entered into any financial instruments for trading purposes. However, the estimated fair value of the derivatives embedded within our 9% senior convertible notes creates a market risk exposure resulting from changes in the price of our common stock. These embedded derivatives derive their value primarily based on the price and volatility of our common stock; however, we do not expect significant changes in the near term in the one-year historical volatility of our common stock used to calculate the estimated fair value of the embedded derivatives. Other factors being equal, as of June 30, 2005, the table below provides information about the estimated fair value of the derivatives embedded within our senior convertible notes and the effect that changes in the price of our common stock are expected to have on the estimated fair value of the embedded derivatives:

Price Per Share	Estimated Fair Value of
of Common Stock	Embedded Derivatives

$5.00	$13,079,813
$7.00	$20,663,776
$9.00	$28,337,438
$11.00	$35,736,825
$13.00	$42,554,025

      Our exposure to market risk resulting from changes in interest rates results from the variable rate of our mortgage loan, as an increase in interest rates would result in lower earnings and increased cash outflows. The interest rate on our mortgage loan is payable at variable rates indexed to LIBOR. The effect of each 1% increase in the LIBOR rate on our mortgage loan (3.22% at June 30, 2005) would result in an annual increase in interest expense of approximately $475,000. Based on the U.S. yield curve as of June 30, 2005 and other available information, we project interest expense on our variable rate debt to increase approximately $250,000, $400,000, $475,000 and $525,000 for the quarter ended June 30, 2006, 2007, 2008 and 2009, respectively. To partially mitigate the interest rate risk on our mortgage loan, we paid $100,000 on December 31, 2004 to enter into a rate cap protection agreement. The rate cap protection agreement capped at the following rates the $49.0 million mortgage payable for the four-year period for which the rate cap protection agreement is in effect:

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

Item 4.     Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

      Our Chief Executive Officer and the Chief Financial Officer carried out an assessment with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the existence of the material weaknesses described below.

(b)	Changes in Internal Control Over Financial Reporting and Management’s Remediation Initiatives

      In connection with the assessment of our internal controls over financial reporting included in our annual report on form 10-K, as amended by form 10-K/ A filed on August 5, 2005, we determined that material weaknesses existed in our internal controls over financial reporting. In response to the material weaknesses identified, we are in the process of implementing the following remediation action plans:

•	Internal security deficiencies, which included allowing individuals in the information technology and accounting departments access to key financial information systems and data broader than that required by their roles and responsibilities, including an employee with check signing authority. Our information technology department is in the process of testing recent enhancements to our internal security through more restrictive user access and will also implement stronger system password controls;

•	Deficiencies over custody and processing of customer payments received by mail include having an employee with the ability to receive customer payments, reconcile our bank account and adjust customer balances. We are in the process of setting up a lockbox with our bank and directing our customers to mail payments directly to the lockbox; and

•	Deficiencies over completeness and accuracy of revenues include not reconciling invoices to data in customer contracts or to customer service delivery data and not having an independent review of invoices, or of the recording of revenues related to such invoices. We have retained an information technology consultant to assist us with the integration and/or reconciliation of invoices to customer service delivery data. We are also in the process of establishing the policies and procedures for an independent review of our invoices to customers.

      Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      The continued implementation of the described initiatives is among our highest priorities. Our Audit Committee will continually assess the progress and sufficiency of these initiatives and we will make adjustments as and when necessary. As of the date of this report, our management believes that the plan outlined above, when completed, will remediate the material weaknesses in internal control over financial reporting as described above.

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

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

      None.

Item 3.     Defaults upon Senior Securities.

      None.

Item 4.	Submission of Matters to a Vote of Security Holders.

      We held a special meeting of our stockholders on May 16, 2005. At the meeting, our stockholders voted to amend our amended and restated certificate of incorporation to (i) effectuate a one-for-ten reverse stock split of our common stock and (ii) decrease the number of authorized shares of our common stock from six hundred million to one hundred million, as follows:

			Unvoted/Broker
For	Against	Abstain	Non-Votes

29,177,499	182,473	17,043	13,652,663

Item 5.     Other Information.

      On August 5, 2005, we purchased all of the outstanding common stock of Dedigate, N.V., a leading managed hosting services provider in Europe. We paid a cash purchase price of €215,000 (approximately $266,000 as of August 5, 2005), subject to post-closing adjustments, as well as the issuance of 1,600,000 shares of our common stock. We agreed to file a registration statement to register such shares no later than 30 days after the closing and to cause this registration statement to be declared effective by the Securities and Exchange Commission no later than 120 days after Closing.

Item 6.     Exhibits.

      The following exhibits, which are furnished with this Quarterly Report or incorporated herein by reference, are filed as part of this Quarterly Report.

Exhibit
Number	Exhibit Description

10.1	Dedigate Stock Purchase Agreement
10.1	Dedigate Registration Rights Agreement
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of August, 2005.

TERREMARK WORLDWIDE, INC.

By: /s/ MANUEL D. MEDINA

Manuel D. Medina,
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ JOSÉ A. SEGRERA

José A. Segrera
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)