Form 10-K/A
period 2005-03-31
TERREMARK WORLDWIDE INC
filed 2005-08-17
CIK 912890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

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

PART I
10-K/A EXPLANATORY NOTE
      Terremark Worldwide, Inc. (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended March 31, 2005, which was originally filed on June 29, 2005 (the “Original Filing”) and amended by Amendment No. 1, which was filed on August 5, 2005 (the “First Amendment”). This Amendment No. 2 is being filed solely to:

•	amend and restate a Report of Independent Registered Certified Public Accounting Firm to provide for a date of August 4, 2005 as opposed to the July 28, 2005 date which appeared in such report filed with the First Amendment;

•	include a Consent of Independent Registered Certified Public Accounting Firm required as a result of the revisions discussed above; and

•	include in Exhibit 23.1, Consent of Independent Registered Certified Public Accounting Firm, reference to the Company’s Registration Statements on Form S-3 (Nos. 333-123775, 333-102286 and 333-121133) which were filed after the Original Filing.

      As a result of these amendments, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A.
      Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

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
Date: August 16, 2005

By: /s/ JOSE A. SEGRERA

Jose A. Segrera
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August 16, 2005

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
August 4, 2005

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