Form 10-Q
period 2005-09-30
TERREMARK WORLDWIDE INC
filed 2005-11-09
CIK 912890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
(305) 856-3200
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.     Yes ☐          No ☑
      The registrant had 44,384,029 shares of common stock, $0.001 par value, outstanding as of November 7, 2005.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2005	2005

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,201,130	$44,001,144
Restricted cash	2,834,743	2,185,321
Accounts receivable, net of allowance for doubtful accounts of $200,000 each year	8,295,936	4,388,889
Current portion of capital lease receivable	2,495,269	2,280,000
Prepaid expenses and other current assets	2,602,352	942,575

Total current assets	45,429,430	53,797,929
Restricted cash	5,647,501	5,641,531
Property and equipment, net of accumulated depreciation of $21,891,144 and $18,110,516	123,538,626	123,406,321
Debt issuance costs, net of accumulated amortization of $1,895,531 and $1,007,734	7,878,186	8,797,296
Other assets	2,386,957	1,182,716
Capital lease receivable, net of current portion	5,233,464	6,080,001
Intangibles, net of accumulated amortization of $130,000	4,070,000	—
Goodwill	16,483,530	9,999,870

Total assets	$210,667,694	$208,905,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of mortgage payable	$718,341	$692,570
Current portion of notes payable	4,201,549	4,489,945
Construction payables	—	427,752
Accounts payable and accrued expenses	11,617,988	8,914,578
Current portion of capital lease obligations	1,202,843	1,037,459
Interest payable	3,787,525	2,680,882
Current portion of unearned interest	660,820	724,686
Series H redeemable convertible preferred stock: $.001 par value, 294 shares issued and outstanding, at liquidation value	631,699	—

Total current liabilities	22,820,765	18,967,872
Mortgage payable, less current portion	45,924,733	46,034,024
Convertible debt	56,398,741	53,972,558
Derivatives embedded within convertible debt, at estimated fair value	10,138,943	20,116,618
Notes payable, less current portion	24,469,885	23,664,142
Deferred rent	2,239,678	2,001,789
Unearned interest under capital lease receivables	628,933	898,778
Capital lease obligations, less current portion	593,980	434,441
Deferred revenue	4,248,119	1,994,598
Series H redeemable convertible preferred stock: $.001 par value, 294 shares issued and outstanding, at liquidation value	—	616,705

Total liabilities	167,463,777	168,701,525

Minority interest	—	28,090

Commitments and contingencies	—	—

Stockholders’ equity:
Series I convertible preferred stock: $.001 par value, 369 and 383 shares issued and outstanding (liquidation value of approximately $10.2 million and $10.3 million)	1	1
Common stock: $.001 par value, 100,000,000 shares authorized; 44,384,029 and 42,745,336 shares issued	44,384	42,587
Common stock warrants	13,603,860	13,599,704
Common stock options	1,538,260	1,538,260
Additional paid-in capital	289,870,765	279,063,085
Accumulated deficit	(254,139,192)	(246,674,069)
Accumulated other comprehensive loss	(148,994)	(172,882)
Treasury stock: 865,202 shares	(7,220,637)	(7,220,637)
Notes receivable	(344,530)	—

Total stockholders’ equity	43,203,917	40,176,049

Total liabilities and stockholders’ equity	$210,667,694	$208,905,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(as restated)		(as restated)
Revenues
Data center	$24,632,200	$15,025,915	$13,961,080	$7,914,744
Construction contracts and fees	—	1,087,708	—	303,368

Operating revenues	24,632,200	16,113,623	13,961,080	8,218,112

Expenses
Data center operations, excluding depreciation	15,729,856	12,200,670	8,718,207	6,463,989
Construction contract expenses, excluding depreciation	—	948,813	—	243,467
General and administrative	7,684,085	6,979,446	3,503,439	3,417,332
Sales and marketing	3,780,133	2,033,119	2,021,059	1,062,773
Depreciation and amortization	3,911,615	2,573,054	2,047,154	1,296,305

Operating expenses	31,105,689	24,735,102	16,289,859	12,483,866

Loss from operations	(6,473,489)	(8,621,479)	(2,328,779)	(4,265,754)

Other income (expenses)
Change in fair value of derivatives embedded within convertible debt	9,977,675	13,679,250	10,441,700	10,375,875
Gain on debt restructuring and extinguishment, net	—	3,420,956	—	—
Interest expense	(12,301,995)	(6,433,148)	(6,305,142)	(3,449,314)
Interest income	899,434	196,243	439,261	129,924
Gain on sale of asset	499,388	—	499,388	—
Other, net	(66,136)	(4,260)	(80,276)	23,406

Total other (expenses) income	(991,634)	10,859,041	4,994,931	7,079,891

(Loss) income before income taxes	(7,465,123)	2,237,562	2,666,152	2,814,137
Income taxes	—	—	—	—

Net (loss) income	(7,465,123)	2,237,562	2,666,152	2,814,137
Preferred dividend	(372,489)	(486,821)	(184,700)	(244,511)
Earnings allocation to participating security holders	—	(240,611)	(396,616)	(488,423)

Net (loss) income attributable to common stockholders	$(7,837,612)	$1,510,130	$2,084,836	$2,081,203

Net (loss) income per common share:
Basic	$(0.18)	$0.04	$0.05	$0.06

Diluted	$(0.22)	$(0.14)	$(0.09)	$(0.10)

Weighted average shares outstanding — basic	42,369,338	33,605,480	42,890,383	35,066,003
Weighted average shares outstanding — diluted	49,269,338	37,630,480	49,790,383	41,966,003
The accompanying notes are an integral part of these condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

		Common Stock
		Par Value $.001						Accumulated
						Additional		Other
	Preferred	Issued		Common Stock	Common Stock	Paid-in	Accumulated	Comprehensive		Notes
	Stock Series I	Shares	Amount	Warrants	Options	Capital	Deficit	Loss	Treasury Stock	Receivable

	(Unaudited)
Balance at March 31, 2005	$1	42,587,321	$42,587	$13,599,704	$1,538,260	$279,063,085	$(246,674,069)	$(172,882)	$(7,220,637)	$—
Conversion of preferred stock	—	46,665	47	—	—	(47)	—	—	—	—
Exercise of stock options	—	112,123	112	—	—	179,371	—	—	—	—
Warrants issued for services	—	—	—	25,056	—	—	—	—	—	—
Accrued dividends on preferred stock	—	—	—	—	—	(372,489)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	23,888	—	—
Exercise of warrants		10,000	10	(20,900)	—	73,890	—	—	—	—
Issuance of common stock in lieu of cash-preferred stock dividend		27,920	28	—	—	173,355	—	—	—	—
Common stock issued in acquisition		1,600,000	1,600	—	—	10,753,600	—	—	—	—
Loans issued to employees		—	—	—	—	—	—	—	—	(344,530)
Net loss	—	—	—	—	—	—	(7,465,123)	—	—	—

Balance at September 30, 2005	$1	44,384,029	$44,384	$13,603,860	$1,538,260	$289,870,765	$(254,139,192)	$(148,994)	$(7,220,637)	$(344,530)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	September 30,

	2005	2004

	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(7,465,123)	$2,237,562
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of long-lived assets	3,911,615	2,573,054
Change in estimated fair value of embedded derivatives	(9,977,675)	(13,679,250)
Accretion on convertible debt and mortgage payables	2,668,412	1,197,426
Amortization of beneficial conversion feature on issuance of convertible debentures	—	904,761
Amortization of discount on notes payable	533,868	—
Interest payment in kind on notes payable	271,875	—
Amortization of debt issue costs	926,226	327,346
Provision for bad debt	241,916	—
Gain on debt restructuring and extinguishment	—	(3,626,956)
Other, net	(72,605)	175,873
Warrants issued for services	—	—
Stock-based compensation	—	172,650
Loss on disposal of property and equipment	174,747	—
Gain on sale of asset	(499,388)	—
(Increase) decrease in:
Restricted cash	(655,391)	—
Accounts receivable	(3,171,815)	1,006,537
Contracts receivable	—	250,892
Capital lease receivable, net of unearned interest	297,557	—
Other assets	(2,577,264)	(1,346,785)
Deferred costs under government contracts	—	(3,592,328)
Increase (decrease) in:
Accounts payable and accrued expenses	611,201	(23,949)
Interest payable	1,106,643	780,061
Deferred revenue	2,253,521	538,660
Construction payables	(394,005)	90,976
Deferred rent	237,889	2,777,806

Net cash used in operating activities	(11,577,796)	(9,235,664)

Cash flows from investing activities:
Restricted cash	—	(4,542)
Purchases of property and equipment	(3,646,110)	(5,605,762)
Acquisition of a majority interest in NAP Madrid	—	(2,537,627)
Advance for acquisition of unconsolidated entity and other	—	(2,413,274)
Issuance of notes receivable	(344,530)	—
Proceeds from notes receivable-related party	—	50,000
Acquisition of Dedigate	360,125	—
Proceeds from sale of assets	762,046	—

Net cash used in investing activities	(2,868,469)	(10,511,205)

Cash flows from financing activities:
Dividends on preferred stock	(14,000)	—
Payments on loans and mortgage payable	(414,456)	(36,490,245)
Issuance of convertible debt	—	86,257,312
Payments on convertible debt	—	(10,131,800)
Debt issuance costs	(7,117)	(5,255,912)
Proceeds from sale of preferred stock	—	2,131,800
Net increase in construction payables	—	1,500,000
Other borrowings	—	182,097
Repayments of capital lease obligations	(150,659)	(530,611)
Preferred stock issuance costs	—	(587,860)
Proceeds from exercise of stock options and warrants	232,483	124,760

Net cash (used in) provided by financing activities	(353,749)	37,199,541

Net (decrease) increase in cash	(14,800,014)	17,452,672
Cash and cash equivalents at beginning of period	44,001,144	4,378,614

Cash and cash equivalents at end of period	$29,201,130	$21,831,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization
      Terremark Worldwide, Inc. (together with its subsidiaries, the “Company” or “Terremark”) is a leading operator of integrated Tier-1 Internet exchanges and a global provider of managed IT infrastructure solutions for government and private sectors. Terremark delivers its portfolio of services from seven locations in the U.S., Europe and Latin America and from our four service aggregation and distribution locations in Europe and Asia. Terremark’s flagship facility, the NAP of the Americas, is the model for the carrier-neutral Internet exchanges and is designed and built to disaster-resistant standards with maximum security to house mission-critical systems infrastructure.

2.	Restatement
      On November 7, 2005, the Company concluded that it would restate its previously disclosed annual and interim period disclosures of diluted earnings per share within fiscal year 2005. In calculating diluted earnings per share using the “if converted” method, the Company adjusted the net income or loss attributable to common stockholders for the interest expense on its 9% Senior Convertible Notes due June 15, 2009 (the “Senior Convertible Notes”); however, it did not consider the effect on net income or loss attributable to common stockholders of the change in the fair value of the embedded derivatives within those same Senior Convertible Notes. The Company has determined that this effect was dilutive for the three and six month periods ended September 30, 2004. This adjustment reduced diluted earnings per share for those periods from $0.07 and $0.05 (as previously reported), respectively, to ($0.10) and $(0.14) (as restated), respectively. See Income (loss) per share in Note 3.
      Additionally, the Company made an adjustment to its previously reported basic earnings per share for the three and six months ended September 30, 2004 to correct its basic earnings per share calculation under the two-class method. This adjustment reduced basic earnings per share for those periods from $0.07 and $0.05 (as previously reported), respectively, to $0.06 and $0.04 (as restated), respectively. As a result, the Company is also disclosing within the condensed consolidated statements of operations for these periods, the net income available to common stockholders after an allocation of earnings to participating security holders as follows:

	September 30, 2005

	Six Months Ended	Three Months Ended

Net (loss) income attributable to common shareholders
As previously reported	$1,750,741	$2,569,626

As restated	$1,510,130	$2,081,203

3.	Summary of Significant Accounting Policies
      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for complete annual financial statements.
      The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the interim periods presented. Operating results for the quarter or the six months ended September 30, 2005 may not be indicative of the results that may be expected for the year ending March 31, 2006. Amounts as of March 31, 2005 included in the condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended March 31, 2005. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated.

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

Revenue and profit recognition
      Revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from customers. If the Company determines that collection is not reasonably assured, the Company recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. The Company accounts for certain data center revenues by separating multiple element revenue arrangements into separate units of accounting.
      Data center revenues consist of monthly recurring fees for colocation, exchange point, and managed services fees. It also includes monthly rental income for unconditioned space in our Miami facility. Revenues from colocation and exchange point services, as well as rental income for unconditioned space, are recognized ratably over the term of the contract. Installation fees and related direct costs are deferred and recognized ratably over the expected term of the customer relationship. Managed services fees are recognized in the period in which the services are provided.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts, if any, that the Company may eventually pay to settle these embedded derivatives.

Significant concentrations
      The Company’s two largest customers accounted for approximately 18% and 12%, respectively, of data center revenues for the six months ended September 30, 2005. The same two customers accounted for approximately 18% and 10%, respectively, of data center revenues for the three months ended September 30, 2005. These same customers accounted for approximately 22% and 17%, respectively, of data center revenues for the six months ended September 30, 2004. These customers also accounted for approximately 20% and 19%, respectively, of data center revenues for the three months ended September 30, 2004.

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
      The following table presents what the net loss and net loss per share would have been had the Company accounted for employee stock based compensation using the fair value method:

	For the Six Months Ended		For the Three Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(as restated)		(as restated)
Net loss attributable to common stockholders as reported	$(7,837,612)	$1,510,130	$2,084,836	$2,081,203
Incremental stock-based compensation expense if the fair value method had been adopted	(665,261)	$(616,609)	$(339,668)	$(77,439)

Pro forma net loss attributable to common stockholders	$(8,502,873)	$893,521	$1,745,168	$2,003,764

Basic (loss) income per common share — as reported	$(0.18)	$0.04	$0.05	$0.06

Basic (loss) income per common share — pro forma	$(0.20)	$0.03	$0.04	$0.06

Diluted loss per common share — as reported	$(0.22)	$(0.14)	$(0.09)	$(0.10)

Diluted loss per common share — pro forma	$(0.24)	$(0.15)	$(0.10)	$(0.11)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Fair value calculations for employee grants were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004

Risk Free Rate	3.69% — 4.28%	2.14% — 3.50%
Volatility (3 year historical)	113% — 118%	150%
Expected Life	5 years	5 years
Expected Dividends	0%	0%

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

Income (loss) per share
      The Company’s Senior Convertible Notes contain contingent interest provisions which allow the holders of the Senior Convertible Notes to participate in any dividends declared on the Company’s common stock. Further, the Company’s Series H and I preferred stock contain participation rights which entitle the holders to receive dividends in the event the Company declares dividends on its common stock. Accordingly, the Senior Convertible Notes and the Series H and I preferred stock are considered participating securities.
      Effective May 16, 2005, the Company’s stockholders approved a one for ten reverse stock split. All share and per share information has been restated to account for the one for ten reverse stock split.
      Basic EPS is calculated as income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. If the effect is dilutive, participating securities are included in the computation of basic EPS. Our participating securities do not have a contractual obligation to share in the losses in any given period. As a result, these participating securities will not be allocated any losses in the periods of net losses, but will be allocated income in the periods of net income using the two-class method. The two-class method is an earnings allocation formula that determines earnings for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. Under the two-class method, net income is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amounts of dividends that must be paid for the current period. The remaining earnings are then allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. Diluted EPS is calculated using the treasury stock and “if converted” methods for potential common stock. For diluted earnings (loss) per share purposes, however, the Company’s preferred stock will continue to be treated as a participating security in periods in which the use of the “if converted” method results in anti-dilution.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the reconciliation of net (loss) income to the numerator used for diluted loss per share (unaudited):

	For the Six Months Ended		For the Three Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(as restated)		(as restated)
Net (loss) income	$(7,465,123)	$2,237,562	$2,666,152	$2,814,137
Adjustments:
Preferred dividend	(372,489)	(486,821)	(184,700)	(244,511)
Earnings allocation attributable to preferred stock	—	(59,739)	(61,218)	(78,901)
Interest expense, including amortization of discount and debt issue costs	6,874,408	6,874,408	3,510,194	3,510,194
Change in fair value of derivatives embedded within convertible debt	(9,977,675)	(13,679,250)	(10,441,700)	(10,375,875)

	$(10,940,879)	$(5,113,840)	$(4,511,272)	$(4,374,956)

      The following table presents the reconciliation of weighted average shares outstanding to basic and diluted weighted average shares outstanding.

	For the Six Months Ended		For the Three Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(as restated)		(as restated)
Basic:
Weighted average common shares outstanding	42,369,338	33,605,480	42,890,383	35,066,003

Diluted:
Weighted average common shares outstanding — basic	42,369,338	33,605,480	42,890,383	35,066,003
Weighted average Senior Convertible Notes	6,900,000	4,025,000	6,900,000	6,900,000

Weighted average common shares outstanding — diluted	49,269,338	37,630,480	49,790,383	41,966,003

      The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (unaudited):

	September 30,

	2005	2004

Series I convertible preferred stock	1,230,000	1,300,000
Series H redeemable convertible preferred stock	29,400	29,400
Common stock warrants	2,702,436	844,558
Common stock options	1,632,296	1,760,106

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

Recent accounting standards
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No 123(R) requires companies to expense the fair value of employee stock options and other forms of stock-based compensation, such as employee stock purchase plans and restricted stock awards. In addition, SFAS No. 123(R) supersedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Under the provisions of SFAS No. 123(R), stock-based compensation awards must meet certain criteria in order for the award to qualify for equity classification. An award that does not meet those criteria will be classified as liability and be remeasured each period. SFAS No. 123(R) retains the requirements on accounting for the income tax effects of stock-based compensation contained in SFAS No. 123; however, it changes how excess tax benefits will be presented in the statement of cash flows. In addition, in March 2005, the SEC issued Staff Accounting Bulletin No. 107, which offers guidance on SFAS No. 123(R). SAB No. 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R) while enhancing the information that investors receive. Key topics of SAB No. 107 include discussion on the valuation models available to preparers and guidance on key assumptions used in these valuation models, such as expected volatility and expected term, as well as guidance on accounting for the income tax effects of SFAS No. 123(R) and disclosure considerations, among other topics. SFAS No. 123(R) and SAB No. 107 were effective for reporting periods beginning after June 15, 2005; however, in April 2005, the SEC approved a new rule that SFAS No. 123(R) and SAB No. 107 are now effective for public companies for annual, rather than interim, periods beginning after June 15, 2005. Accordingly, the Company expects to adopt the provisions of SFAS No. 123(R) and SAB No. 107 in the first quarter of fiscal 2007. The Company is currently considering the financial accounting, income tax and internal control implications of SFAS No. 123(R) and SAB No. 107. The adoption of SFAS No. 123(R) and SAB No. 107 are expected to have a significant impact on the Company’s financial position and results of operations.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets contained in APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. As the provisions of SFAS No. 153 are to be applied prospectively, the adoption of SFAS No. 153 will not have an impact on the Company’s historical financial statements; however, the Company will assess the impact of the adoption of this pronouncement on any future nonmonetary transactions that the Company enters into, if any.
      In June 2005, the FASB approved EITF Issue 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 addresses the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are placed in service significantly after and not contemplated at the beginning of a lease term. EITF 05-6 states that (i) leasehold improvements acquired

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition and (ii) leasehold improvements that are placed into service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF 05-6 is not expected to have significant impact, if any, on the Company’s financial position and results of operations.
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
      In September 2005, the FASB approved EITF Issue 05–7, “Accounting for Modifications to Conversion Options Embedded in Debt Securities and Related Issues” (“EITF 05–7”). EITF 05–7 addresses that the changes in the fair value of an embedded conversion option upon modification should be included in the analysis under EITF Issue 96–19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” to determine whether a modification or extinguishment has occurred and that changes to the fair value of a conversion option affects the interest expense on the associated debt instrument following a modification. Therefore, the change in fair value of the conversion option should be recognized upon the modification as a discount or premium associated with the debt, and an increase or decrease in additional paid-in capital. EITF 05–7 is effective for all debt modifications in annual or interim periods beginning after December 15, 2005. The adoption of EITF 05–7 is not expected to have significant impact, if any, on the Company’s financial position and results of operations.
      In September 2005, the FASB approved EITF Issue 05–8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (“EITF 05–8”). EITF 05–8 addresses that (i) the recognition of a beneficial conversion feature creates a difference between the book basis and tax basis (“basis difference”) of a convertible debt instrument, (ii) that basis difference is a temporary difference for which a deferred tax liability should be recorded and (iii) the effect of recognizing the deferred tax liability should be charged to equity in accordance with SFAS No. 109. EITF 05–8 is effective for financial statements for periods beginning after December 15, 2005, and must be adopted through retrospective application to all periods presented. As a result, EITF 05–8 applies to debt instruments that were converted or extinguished in prior periods as well as to those currently outstanding. The adoption of EITF 05–8 is not expected to have significant impact, if any, on the Company’s financial position, results of operations and cash flows.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Acquisition
      On August 5, 2005, the Company acquired all of the outstanding common stock of Dedigate, N.V., a leading managed host services provider in Europe. The preliminary purchase price of $11,982,460 was comprised of: (i) 1,600,000 shares of the Company’s common stock with a fair value of $10,755,200, (ii) cash consideration of $653,552 and (iii) direct transaction costs of $573,708. The fair value of the Company’s stock was determined using the five-day trading average price of the Company’s common stock for two days before and after the date the transaction was announced in August 2005.
      The costs to acquire Dedigate were allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their respective fair values, and any excess was allocated to goodwill. The purchase price allocation below is based on the best information currently available and is subject to change and refinement as the Company is in the process of obtaining a third-party valuation of certain intangible assets and assessing certain contingent liabilities.

Cash and cash equivalents	$1,587,384
Accounts receivable	977,150
Other current assets	130,931
Property and equipment	831,170
Intangibles assets, including goodwill	10,683,660
Other assets	44,051
Accounts payable and accrued expenses	(1,285,553)
Other liabilities	(986,333)

Net assets acquired	$11,982,460

      The allocation of acquisition intangible assets as of September 30, 2005 is summarized in the following tables:

	Gross Carrying	Amortization	Accumulated
	Amount	Period	Amortization

Intangibles no longer amortized:
Goodwill	$6,483,660	—	$—
Amortizable intangibles
Customer base	1,800,000	10 years	30,000
Technology acquired	2,400,000	4 years	100,000
      The results of Dedigate’s operations have been included in the condensed consolidated financial statements since the acquisition date. The following unaudited pro forma financial information of the Company for the three and six months ended September 30, 2005 and 2004 have been presented as if the acquisition of Dedigate had occurred as of the beginning of each period. This pro forma information does

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
not necessarily reflect the results of operations if the business had been managed by the Company during these periods and is not indicative of results that may be obtained in the future.

	For the Six Months Ended		For the Three Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues	$27,246,068	$18,904,623	$14,498,948	$9,535,112

Net (loss) income	(7,322,774)	2,268,562	2,756,803	2,887,137

Basic net (loss) income per share	$(0.18)	$0.05	$0.05	$0.06

Diluted net loss per share	$(0.22)	$(0.09)	$(0.14)	$(0.10)

5.	Mortgage Payable
      In connection with the purchase of TECOTA, the Company obtained a $49.0 million loan from CitiGroup Global Markets Realty Corp., $4.0 million of which is restricted and can only be used to fund customer related capital improvements made to the NAP of the Americas in Miami. This loan is collateralized by a first mortgage on the NAP of the Americas building and a security interest in all the existing building improvements that the Company has made to the building, certain of the Company’s deposit accounts and any cash flows generated from customers by virtue of their activity at the NAP of the Americas building. The loan bears interest at a rate per annum equal to the greater of 6.75% or LIBOR plus 4.75%, and matures in February 2009. This mortgage loan includes numerous covenants imposing significant financial and operating restrictions on the Company’s business. See Note 8.
      In connection with this financing, the Company issued to Citigroup Global Markets Realty Corp., for no additional consideration, warrants to purchase an aggregate of 500,000 shares of the Company’s common stock. Those warrants expire on December 31, 2011 and are divided into four equal tranches that differ only in respect of the applicable exercise prices, which are $6.80, $7.40, $8.10 and $8.70, respectively. The warrants were valued by an independent appraiser at approximately $2,200,000, which was recorded as a discount to the debt principal. Proceeds from the issuance of the mortgage note payable and the warrants were allocated based on their relative fair values. The costs related to the issuance of the mortgage loan were deferred and amounted to approximately $1,570,000. The discount to the debt principal and the debt issuance costs are being amortized to interest expense using the effective interest method over the term of the mortgage loan.

6.	Restricted Cash
      Restricted cash consists of:

	September 30,	March 31,

	2005	2005

Capital improvements reserve	$4,000,000	$4,000,000
Security deposits under bank loan agreement	1,681,400	1,681,400
Security deposits under operating leases	1,153,342	1,641,531
Escrow deposits under mortgage loan agreement	1,647,501	503,921

	8,482,243	7,826,852
Less: current portion	(2,834,742)	(2,185,321)

	$5,647,501	$5,641,531

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Convertible Debt
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
      The Company estimated that the embedded derivatives had a March 31, 2005 estimated fair value of approximately $20,199,750 and a September 30, 2005 estimated fair value of approximately $10,222,075 resulting from the conversion option. The change of $9,977,675 in the estimated fair value of the embedded derivatives was recognized as other income in the six months ended September 30, 2005. For the three months ended September 30, 2005, the change in the estimated fair value of the embedded derivatives was $10,441,700 and was recognized as other income in the three months ended September 30, 2005.
      The interest rate on our mortgage loan is payable at variable rates indexed to LIBOR. To partially mitigate the interest rate risk on our mortgage loan, the Company paid $100,000 on December 31, 2004 to enter into a rate cap protection agreement. The rate cap protection agreement capped at the following rates the $49.0 million mortgage payable for the four-year period for which the rate cap protection agreement is in effect:

•	5.75% per annum through February 10, 2006;

•	6.5% per annum, starting February 11, 2006;

•	7.25% per annum, starting August 11, 2006; and

•	7.72% per annum, starting February 11, 2007 until the termination date of the rate cap protection agreement.

9.	Notes Payable
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
      At September 30, 2005, the Company also had a bank loan with an outstanding balance of $3.5 million Euros (approximately $4.2 million at the September 30, 2005 exchange rate). This bank loan is collateralized by the 865,202 shares of the Company’s common stock owned by NAP Madrid. The Company also deposited 1,250,000 Euros (approximately $1.5 million at the September 30, 2005 exchange rate) with the lender as security for the loan.

10.	Series H Redeemable Convertible Preferred Stock
      On June 1, 2005, the Series H convertible preferred stock became redeemable in cash at the request of the holder, and accordingly, is presented as a current liability in the accompanying condensed consolidated balance sheet.

11.	Changes in Stockholder’s Equity

Exercise of employee stock options
      During the six months ended September 30, 2005, the Company issued 112,123 shares of its common stock in conjunction with the exercise of options, including 111,107 shares issued to a director of the Company. The exercise price of the options ranged from $2.50 to $6.50.

Issuance of warrants
      In April 2005, the Company issued 7,200 warrants with an estimated fair value of $25,000 in connection with investor relations consulting services.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exercise of warrants
      In July, 2005, warrants were exercised for 10,000 shares of common stock at $5.30 per share.

Conversion of preferred stock
      During May and June, 2005, 14 shares of the Series I preferred stock were converted to 46,665 shares of common stock.

Loans issued to employees
      In connection with the acquisition of Dedigate, the Company extended loans to certain Dedigate employees to exercise their Dedigate stock options. The Dedigate shares received upon exercise of those options were then exchanged for shares of the Company’s common stock under the terms of the acquisition. The loans are evidenced by full recourse promissory notes, bear interest at 2.50% per annum, mature in September 2006 and are collateralized by the shares of stock acquired with the loan proceeds. The outstanding principal balance on such loans is reflected as a reduction to stockholders’ equity in the accompanying balance sheet at September 30, 2005.

12.	Related Party Transactions
      Due to the nature of the following relationships, the terms of the respective agreements may not be the same as those that would result from transactions among wholly unrelated parties.
      Following is a summary of transactions for the six and three months ended September 30, 2005 and 2004 and balances with related parties included in the accompanying balance sheet as of September 30, 2005 and March 31, 2005:

	For the Six Months Ended		For the Three Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Rent Expense	$—	$3,879,189	$—	$1,939,189
Services purchased from Fusion Telecommunications International, Inc.	612,193	465,865	$326,536	$226,865
Property management and construction fees	—	90,922	$—	$46,922
Interest income on notes receivable — third party	—	50,278	$—	$29,278
Interest income from shareholder	14,251	15,032	7,219	7,032
Services provided to a related party	15,338	657,536	6,388	88,876

	September 30,	March 31,

	2005	2005

Other assets	$440,771	$477,846
Note receivable — related party	345,851	—
      The Company’s Chief Executive Officer has a minority interest in Fusion Telecommunications International, Inc. and is a member of its board of directors.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Data Center Revenues
      Data center revenues consist of the following:

	For the Six Months Ended		For the Three Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Colocation	$13,627,929	$9,728,114	$7,580,326	$5,105,479
Managed and professional services	8,254,502	3,171,041	4,947,078	1,715,419
Exchange point services	2,743,580	2,125,842	1,427,487	1,093,846
Contract termination fee	6,189	918	6,189	—

Data center revenue	$24,632,200	$15,025,915	$13,961,080	$7,914,744

14.	Information About the Company’s Operating Segments
      As of March 31, 2005 and September 30, 2005, the Company had two reportable business segments, data center operations and real estate services. The data center operations segment provides Tier 1 NAP Internet infrastructure and managed services in a data center environment. The real estate services segment constructs and manages real estate projects focused in the technology sector. The Company’s reportable segments are strategic business operations that offer different products and services.
      The accounting policies of the segments are the same as those described in significant accounting policies. Revenues generated among segments are recorded at rates similar to those recorded in third-party transactions. Transfers of assets and liabilities between segments are recorded at cost. The Company evaluates performance based on the segments’ net operating results.
      The following presents information about reportable segments:

	Data Center	Real Estate
For the Three Months Ended September 30,	Operations	Services	Total

2005
Revenues	$13,961,080	$—	$13,961,080
Loss from Operations	(2,358,619)	29,840	(2,328,779)
Net income	2,637,322	28,830	2,666,152
2004
Revenues	$7,914,744	$303,368	$8,218,112
Loss from Operations	(4,230,047)	(35,707)	(4,265,754)
Net income (loss)	2,849,662	(35,525)	2,814,137
Assets as of
September 30, 2005	$210,667,694	$—	$210,667,694
March 31, 2005	208,905,664	—	208,905,664

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Data Center	Real Estate
For the Six Months Ended September 30,	Operations	Services	Total

2005
Revenues	$24,632,200	$—	$24,632,200
Loss from Operations	(6,512,225)	38,736	(6,473,489)
Net income (loss)	(7,502,849)	37,726	(7,465,123)
2004
Revenues	$15,025,915	$1,087,708	$16,113,623
Loss from Operations	(8,559,363)	(62,116)	(8,621,479)
Net income (loss)	2,298,518	(60,956)	2,237,562
      The following is a reconciliation of total segment loss from operations to loss before income taxes:

	For the Six Months Ended		For the Three Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Total segment loss from operations	$(6,473,489)	$(8,621,479)	$(2,328,779)	$(4,265,754)
Change in fair value of derivatives	9,977,675	13,679,250	10,441,700	10,375,875
Debt restructuring	—	3,420,956	—	—
Gain on sale of asset	499,388	—	499,388	—
Interest expense	(12,301,995)	(6,433,148)	(6,305,142)	(3,449,314)
Interest income	899,434	196,243	439,261	129,924
Other, net	(66,136)	(4,260)	(80,276)	23,406
Loss before income taxes	$(7,465,123)	$2,237,562	$2,666,152	$2,814,137

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Supplemental Cash Flow Information

	For the Six Months Ended
	September 30,

	2005	2004

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,796,947	$2,374,223
Non-cash operating, investing and financing activities
Warrants issued related to issuance of debt	—	1,522,650
Assets acquired under capital leases	528,313	—
Warrants exercised and converted to equity	—	261,640
Conversion of debt and related accrued interest to equity	—	262,500
Conversion of preferred stock to equity	—	333
Conversion of convertible debt and related accrued interest to equity	—	27,773,524
Settlement of notes receivable through extinguishment of convertible debt	—	418,200
Non-cash preferred dividends	372,489	486,821
Warrants issued for services	25,056	—
Settlement of notes receivable — related party by tendering Terremark stock	—	5,000,000
Net assets acquired in exchange for common stock	10,755,200	—

16.	Subsequent Event
      On November 7, 2005, the Company paid in full a bank loan with an outstanding balance of $4.2 million at September 30, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 based on our current expectations, assumptions, and estimates about us and our industry. These forward-looking statements involve risks and uncertainties. Words such as “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. All statements other than statements of historical facts, including, among others, statements regarding our future financial position, business strategy, projected levels of growth, projected costs and projected financing needs, are forward-looking statements. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several important factors including, without limitation, a history of losses, competitive factors, uncertainties inherent in government contracting, concentration of business with a small number of clients, the ability to service debt, substantial leverage, material weaknesses in our internal controls and our disclosure controls, energy costs, the interest rate environment, one-time events and other factors more fully described in “Other Factors Affecting Operating Results” and “Liquidity and Capital Resources” below and elsewhere in this report. The forward-looking statements made in this prospectus relate only to events as of the date on which the statements are made. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely upon forward-looking statements as predictions of future events. Except as required by applicable law, including the securities laws of the United States, and the rules and regulations of the Securities and Exchange Commission, we do not plan and assume no obligation to publicly update or revise any forward-looking statements contained herein after the date of this prospectus, whether as a result of any new information, future events or otherwise.
Recent Events
      On August 5, 2005, we acquired all of the outstanding stock of Dedigate N.V., a privately held European managed dedicated hosting provider, in exchange for 1.6 million shares of our common stock, plus approximately $650,000 in cash.
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
      We differentiate ourselves from our competitors through the security and strategic location of our facilities and our carrier-neutral model, which provides access to a critical mass of Internet and telecommunications connectivity. We are certified by the U.S. federal government to house several “Sensitive Compartmentalized Information Facilities,” or “SCIFs,” which are facilities that comply with federal government security standards and are staffed by our employees. Approximately 26% of our employees maintain an active federal government security clearance.
      The immediate proximity of our facilities to major fiber routes with access to North America, Latin America and Europe has attracted numerous telecommunications carriers, such as AT&T, Global Crossing, Latin America Nautilus (a business unit of Telecom Italia), Progress Telecom, Sprint Communications and T-Systems (a business unit of Deutsche Telecom), to colocate their equipment with us in order to better service their customers. This network density, which allows our customers to reduce their connectivity costs, combined with the security of our facilities, has attracted government sector customers, including Blackbird Technologies, the City of Coral Gables, Florida, the Diplomatic Telecommunications Service — Program Office (DTS-PO, a division of the U.S. Department of State), Miami-Dade County, Florida, SRA International and the United States Southern Command. Additionally, we have had success in attracting content providers and enterprises such as Citrix, Google, Internap, Miniclip, NTT/ Verio, VeriSign, Bacardi USA, Corporación Andina de Fomento, Florida International University, Intrado, Jackson Memorial Hospital of Miami and Steiner Leisure.
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
Results of Operations
      Results of Operations for the Six Months ended September 30, 2005 as Compared to the Six Months ended September 30, 2004.

      Revenue. The following charts provide certain information with respect to our revenues:

	For the Six
	Months Ended
	September 30,

	2005	2004

U.S. Operations	92%	99%
Outside U.S.	8%	1%

	100%	100%

Data center	100%	93%
Construction work	0%	6%
Property and construction management	0%	1%

	100%	100%

      Data center revenues consist of:

	For the Six Months Ended September 30,

	2005		2004

Colocation	$13,627,929	55%	$9,728,114	65%
Managed and professional services	8,254,502	34%	3,171,041	21%
Exchange point services	2,743,580	11%	2,125,842	14%
Contract termination fee	6,189	0%	918	0%

Data center revenue	$24,632,200	100%	$15,025,915	100%

      The increase in data center revenues is mainly due to an increase in our deployed customer base and an expansion of services to existing customers. The increase in revenue from colocation and management and professional services was primarily the result of growth in our deployed customer base from 167 customers as of September 30, 2004 to 359 customers as of September 30, 2005. Included in revenues and customer count are the results of Dedigate which we acquired on August 5, 2005. Data center revenues consist of:

•	colocation services, such as leasing of space and provisioning of power;

•	exchange point services, such as peering and cross connects; and

•	managed and professional services, such as network management, managed web hosting, outsourced network operating center (NOC) services, network monitoring, procurement and installation of equipment and procurement of connectivity, managed router services, technical support and consulting.
      Our utilization of total net colocation space increased to 10.1% as of September 30, 2005 from 7.2% as of September 30, 2004. Our utilization of total net colocation space represents the percentage of space billed versus total space available for customers. On December 31, 2004, we purchased TECOTA, the entity that owns the 750,000 square foot building in which the NAP of the Americas is housed. Prior to this acquisition, we leased 240,000 square feet of the building. For comparative purposes, total space available to customers includes our estimate of space available to customers in the entire building for both September 30, 2005 and 2004.
      The increase in exchange point services is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased to 3,182 as of September 30, 2005 from 2,039 as of September 30, 2004.
      The increase in managed and professional services is mainly due to increases of approximately $2.8 million in managed services provided under government contracts, $1.3 million in managed services generated by Dedigate, N.V., a privately held European managed dedicated hosting provider acquired in

August 2005, and $646,000 in equipment resales. We also earned $500,000 in the quarter ended June 30, 2005 for professional services related to a feasibility study. The remainder of the increase is primarily the result of an increase in orders from both existing and new customer growth as reflected in the growth in our customer count and utilization of space as discussed above.
      We anticipate an increase in revenue from colocation, exchange point and managed services as we add more customers to our network of NAPs, sell additional services to existing customers and introduce new products and services. We anticipate that the percentage of revenue derived from the public sector customers will fluctuate depending on the timing of exercise of expansion options under existing contracts and the rate at which we sell services to the public sector. We anticipate that the public sector revenues will continue to represent a significant portion of our revenues for the foreseeable future.
      Construction Contract Revenue and Fees. We did not complete any construction contracts in the six months ended September 30, 2005, and we have no construction contracts currently in process. We recorded $997,000 of construction contract revenues for the six months ended September 30, 2004. Due to our opportunistic approach to our construction business, we expect revenues from construction contracts to significantly fluctuate from quarter to quarter. During the six months ended September 30, 2004, we also collected management fees from TECOTA, the entity that then owned the building in which the NAP of the Americas is located, equal to $166,000. On December 31, 2004, we purchased TECOTA. Therefore, we now eliminate in consolidation these management fees.
      Data Center Operations Expenses. Data center expenses increased $3.5 million to $15.7 million for the six months ended September 30, 2005 from $12.2 million for the six months ended September 30, 2004. Data center operations expenses consist mainly of operations personnel, procurement of connectivity and equipment, technical and colocation space rental, electricity and chilled water, insurance and property taxes, and security services. The increase in total data center operations expenses is mainly due to increases of $2.0 million in personnel costs, $1.6 million in facility costs, $1.4 million in costs related to the procurement of connectivity, $1.4 million in electricity and chilled water costs, and $587,000 in costs of equipment resales, offset by a $2.8 million decrease in technical and colocation space rental expense.
      The increase in personnel costs is mainly due to an increase in operations and engineering staff levels. Our staff levels increased to 158 employees as of September 30, 2005 from 100 as of September 30, 2004. The increase in the number of employees is mainly attributable to the hiring of personnel to work under existing and anticipated government contracts, the expansion of operations in the Madrid NAP, Brazil NAP and NAP-West, and the acquisition of Dedigate. The increase in facility costs is mainly due to our acquisition of TECOTA, the entity that owns the building that houses the NAP of the Americas. Facility costs include utilities, security, insurance, property taxes and maintenance costs. The increase in connectivity costs is mainly due to an increase in revenues from managed services and new bandwidth costs for interconnecting our Internet exchange point facilities. The increase in power and chilled water costs is mainly due an increase in power utilization and chilled water consumption as a result of customer and colocation space growth.
      The decrease in colocation and technical space rental costs is mainly due to the elimination of rent as a result of the acquisition of TECOTA, partially offset by an increase in rent as a result of new leases in Madrid, Frankfurt, London, Herndon (Virginia), Hong Kong and Singapore. We also have new leases in Gent and Amsterdam as a result of the acquisition of Dedigate.
      Construction Contract Expenses. There was no construction activity during the six months ended September 30, 2005. Construction contract expenses were $949,000 for the six months ended September 30, 2004.
      General and Administrative Expenses. General and administrative expenses increased $700,000 to $7.7 million for the six months ended September 30, 2005 from $7.0 million for the six months ended September 30, 2004. General and administrative expenses consist primarily of payroll and related expenses, professional service fees, facility fees, travel, and other general corporate expenses. This increase was primarily due to increase of $1.1 million in professional and legal fees, offset by a $128,000 decrease in administrative personnel costs. The increase in professional services is mainly due to additional audit and consulting fees resulting from our Sarbanes-Oxley compliance work efforts. We completed our March 31, 2005 assessment of our internal controls over financial reporting on August 5, 2005. Going forward, we expect our accounting and consulting fees, and general and administrative expenses, to remain stable as we enter into our second year of Sarbanes-Oxley compliance. The average number of administrative employees decreased from 55 employees as of September 30, 2004 to 50 as of September 30, 2005.
      Sales and Marketing Expenses. Sales and marketing expenses increased $1.8 million to $3.8 million for the six months ended September 30, 2005 from $2.0 million for the six months ended September 30, 2004. The most significant components of sales and marketing are payroll, sales commissions and promotional activities. Payroll increased $1.7 million mainly due to increased staff levels. Our sales and marketing staff levels increased to 42 employees as of September 30, 2005 from 24 as of September 30, 2004. A new advertising campaign resulted in an increase of $350,000 in marketing expenses.
      Depreciation and Amortization Expenses. Depreciation and amortization expense increased $1.3 million to $3.9 million for the six months ended September 30, 2005 from $2.6 million for the six months ended September 30, 2004. The increase is mainly due to the acquisition of TECOTA, the entity that owns the building that houses the NAP of the Americas.
      Change in Fair Value of Derivatives Embedded within Convertible Debt. Our 9% senior convertible notes due June 15, 2009 contain embedded derivatives that require separate valuation from the senior convertible notes. We recognize these embedded derivatives as a liability in our balance sheet, measure them at their estimated fair value and recognize changes in the estimated fair value of the derivative instruments in earnings. We estimated that the embedded derivatives had a March 31, 2005 estimated fair value of approximately $20,200,000 and a September 30, 2005 estimated fair value of approximately $10,222,000. The embedded derivatives derive their value primarily based on changes in the price and volatility of our common stock. The closing price of our common stock decreased to $4.39 on September 30, 2005 from $6.50 as of March 31, 2005. As a result, during the six months ended September 30, 2005, we recognized a $9,978,000 gain from the change in estimated fair value of the embedded derivatives. Over the life of the senior convertible notes, given the historical volatility of our common stock, changes in the estimated fair value of the embedded derivatives are expected to have a material effect on our results of operations. The estimated fair value of the embedded derivatives increases as the price of our common stock increases. See “Quantitative and Qualitative Disclosures about Market Risk.” Furthermore, we have estimated the fair value of these embedded derivatives using a theoretical model based on the historical volatility of our common stock of (71% as of September 30, 2005) over the past twelve months. If a market develops for our senior convertible notes or we are able to find comparable market data, we may be able to use in the future market data to adjust our historical volatility by other factors such as trading volume and our estimated fair value of these embedded derivatives could be significantly different. Any such adjustment would be made prospectively. During the six months ended September 30, 2004, we recognized a gain of $13.7 million due to the change in value of our embedded derivatives.
      Interest Expense. Interest expense increased $5.9 million from $6.4 million for the six months ended September 30, 2004 to $12.3 million for the six months ended September 30, 2005. This increase is mainly due to additional debt incurred, including our new mortgage loan, our senior secured notes and our senior convertible notes.
      Interest Income. Interest income increased $703,000 from $196,000 for the six months ended September 30, 2004 to $899,000 for the six months ended September 30, 2005. This increase was due to available cash balances as a result of the March 14, 2005 sale of 6,000,000 shares of our common stock.

      Net Income (Loss). Net income (loss) for our reportable segments was as follows:

	For the Six Months Ended
	September 30,

	2005	2004

Data center operations	$(7,502,849)	$2,298,518
Real estate services	37,726	(60,956)

	$(7,465,123)	$2,237,562

      Excluding the change in the estimated fair value of the embedded derivatives of approximately $10.0 million, the net loss for the six months ended September 30, 2005 was approximately $17.4 million. The net income (loss) from data center operations is primarily the result of insufficient revenues to cover our operating and interest expenses. We will generate net losses until we reach required levels of monthly revenues.
      Results of Operations for the Three Months ended September 30, 2005 as Compared to the Three Months ended September 30, 2004.
      Revenue. The following charts provide certain information with respect to our revenues:

	For the Three
	Months Ended
	September 30,

	2005	2004

U.S. Operations	88%	99%
Outside U.S.	12%	1%

	100%	100%

Data center	100%	90%
Construction work	0%	9%
Property and construction management	0%	1%

	100%	100%

      Data center revenues consist of:

	For the Three Months Ended September 30,

	2005		2004

Colocation	$7,580,326	54%	$5,105,479	65%
Managed and professional services	4,947,078	35%	1,715,419	21%
Exchange point services	1,427,487	11%	1,093,846	14%
Contract termination fee	6,189	0%	—	0%

Data center revenue	$13,961,080	100%	$7,914,744	100%

      The increase in data center revenues is mainly due to an increase in our deployed customer base and an expansion of services to existing customers. The increase in revenue from colocation and management and professional services was primarily the result of growth in our deployed customer base from 167 customers as of September 30, 2004 to 359 customers as of September 30, 2005. Included in revenues and customer count are the results of Dedigate which we acquired on August 5, 2005. Data center revenues consist of:

•	colocation services, such as leasing of space and provisioning of power;

•	exchange point services, such as peering and cross connects; and

•	managed and professional services, such as network management, managed web hosting, outsourced network operating center (NOC) services, network monitoring, procurement and installation of equipment and procurement of connectivity, managed router services, technical support and consulting.

      Our utilization of total net colocation space increased to 10.1% as of September 30, 2005 from 7.2% as of September 30, 2004. Our utilization of total net colocation space represents the percentage of space billed versus total space available for customers. On December 31, 2004, we purchased TECOTA, the entity that owns the 750,000 square foot building in which the NAP of the Americas is housed. Prior to this acquisition, we leased 240,000 square feet of the building. For comparative purposes, total space available to customers includes our estimate of space available to customers in the entire building for both September 30, 2005 and 2004.
      The increase in exchange point services is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased to 3,182 as of September 30, 2005 from 2,039 as of September 30, 2004.
      The increase in managed and professional services is mainly due to increases of approximately $1.4 million in managed services provided under government contracts, $1.3 million in managed services generated by Dedigate, N.V., a privately held European managed dedicated hosting provider acquired in August 2005, and $646,000 in equipment resales.
      We anticipate an increase in revenue from colocation, exchange point and managed services as we add more customers to our network of NAPs, sell additional services to existing customers and introduce new products and services. We anticipate that the percentage of revenue derived from the public sector customers will fluctuate depending on the timing of exercise of expansion options under existing contracts and the rate at which we sell services to the public sector. The remainder of the increase is primarily the result of an increase in orders from both existing and new customer growth as reflected in the growth in our customer count and utilization of space as discussed above.
      Construction Contract Revenue and Fees. We did not complete any construction contracts in the three months ended September 30, 2005, and we have no construction contracts currently in process. We recorded $256,000 of construction contract revenues for the three months ended September 30, 2004. Due to our opportunistic approach to our construction business, we expect revenues from construction contracts to significantly fluctuate from quarter to quarter. During the three months ended September 30, 2004, we also collected monthly management fees equal to $83,000, from TECOTA, the entity that then owned the building in which the NAP of the Americas is located. On December 31, 2004, we purchased TECOTA. Therefore, we now eliminate in consolidation these management fees.
      Data Center Operations Expenses. Data center expenses increased $2.2 million to $8.7 million for the three months ended September 30, 2005 from $6.5 million for the three months ended September 30, 2004. Data center operations expenses consist mainly of operations personnel, procurement of connectivity and equipment, technical and colocation space rental, electricity and chilled water, insurance and property taxes, and security services. The increase in total data center operations expenses is mainly due to increases of $1.2 million in personnel costs, $834,000 in facility costs, $590,000 in costs related to the procurement of connectivity, $557,000 in costs of equipment resales and $393,000 in electricity and chilled water costs, offset by a $1.3 million decrease in technical and colocation space rental expense.
      The increase in personnel costs is mainly due to an increase in operations and engineering staff levels. Our staff levels increased to 158 employees as of September 30, 2005 from 100 as of September 30, 2004. The increase in the number of employees is mainly attributable to the hiring of personnel to work under existing and anticipated government contracts, the expansion of operations in the Madrid NAP, Brazil NAP and NAP-West, and the acquisition of Dedigate. The increase in facility costs is mainly due to our acquisition of TECOTA, the entity that owns the building that houses the NAP of the Americas. Facility costs include utilities, security, insurance, property taxes and maintenance costs. The increase in connectivity costs is mainly due to an increase in revenues from managed services and new bandwidth costs for interconnecting our Internet exchange point facilities. The increase in power and chilled water costs is mainly due an increase in power utilization and chilled water consumption as a result of customer and colocation space growth.
      The decrease in colocation and technical space rental costs is mainly due to the elimination of rent as a result of the acquisition of TECOTA, partially offset by an increase in rent as a result of new leases in Madrid, Frankfurt, London, Herndon (Virginia), Hong Kong and Singapore. We also have new leases in Gent and Amsterdam as a result of the acquisition of Dedigate.
      Construction Contract Expenses. There was no construction activity during the three months ended September 30, 2005. Construction contract expenses were $243,000 for the three months ended September 30, 2004.
      General and Administrative Expenses. General and administrative expenses increased $86,000 to $3.5 million for the three months ended September 30, 2005 from $3.4 million for the three months ended September 30, 2004. General and administrative expenses consist primarily of payroll and related expenses, professional service fees, facility fees, travel, and other general corporate expenses. This increase was primarily due to increase of $419,000 in professional and legal fees, offset by a $269,000 decrease in administrative personnel costs. The increase in professional services is mainly due to additional audit and consulting fees resulting from our Sarbanes-Oxley compliance work efforts. We completed our March 31, 2005 assessment of our internal controls over financial reporting on August 5, 2005. Going forward, we expect our accounting and consulting fees, and general and administrative expenses, to remain stable as we enter into our second year of Sarbanes-Oxley compliance. The average number of administrative employees decreased from 57 employees as of September 30, 2004 to 53 as of September 30, 2005.
      Sales and Marketing Expenses. Sales and marketing expenses increased $958,000 to $2.0 million for the three months ended September 30, 2005 from $1.1 million for the three months ended September 30, 2004. The most significant components of sales and marketing are payroll, sales commissions and promotional activities. Payroll and commissions increased $679,000 mainly due to increased staff levels. Our sales and marketing staff levels increased to 42 employees as of September 30, 2005 from 24 as of September 30, 2004. A new advertising campaign resulted in an increase of $350,000 in marketing expenses.
      Depreciation and Amortization Expenses. Depreciation and amortization expense increased $750,000 to $2.0 million for the three months ended September 30, 2005 from $1.3 million for the three months ended September 30, 2004. The increase is mainly due to the acquisition of TECOTA, the entity that owns the building that houses the NAP of the Americas.
      Change in Fair Value of Derivatives Embedded within Convertible Debt. Our 9% senior convertible notes due June 15, 2009 contain embedded derivatives that require separate valuation from the senior convertible notes. We recognize these embedded derivatives as a liability in our balance sheet, measure them at their estimated fair value and recognize changes in the estimated fair value of the derivative instruments in earnings. We estimated that the embedded derivatives had a June 30, 2005 estimated fair value of approximately $20,664,000 and a September 30, 2005 estimated fair value of approximately $10,222,000. The embedded derivatives derive their value primarily based on changes in the price and volatility of our common stock. The closing price of our common stock decreased to $4.39 on September 30, 2005 from $7.00 as of June 30, 2005. As a result, during the three months ended September 30, 2005, we recognized a $10,442,000 gain from the change in estimated fair value of the embedded derivatives. Over the life of the senior convertible notes, given the historical volatility of our common stock, changes in the estimated fair value of the embedded derivatives are expected to have a material effect on our results of operations. The estimated fair value of the embedded derivatives increases as the price of our common stock increases. See “Quantitative and Qualitative Disclosures about Market Risk.” Furthermore, we have estimated the fair value of these embedded derivatives using a theoretical model based on the historical volatility of our common stock of (71% as of September 30, 2005) over the past three months. If a market develops for our senior convertible notes or we are able to find comparable market data, we may be able to use in the future market data to adjust our historical volatility by other factors such as trading volume and our estimated fair value of these embedded derivatives could be significantly different. Any such adjustment would be made prospectively. During the three months ended September 30, 2004, we recognized a gain of $10.4 million due to the change in value of our embedded derivatives.
      Interest Expense. Interest expense increased $2.9 million from $3.4 million for the three months ended September 30, 2004 to $6.3 million for the three months ended September 30, 2005. This increase is mainly due to additional debt incurred, including our new mortgage loan, our senior secured notes and our senior convertible notes.
      Interest Income. Interest income increased $309,000 from $130,000 for the three months ended September 30, 2004 to $439,000 for the three months ended September 30, 2005. This increase was due to available cash balances as a result of the March 14, 2005 sale of 6,000,000 shares of our common stock.
      Net Income (Loss). Net income (loss) for our reportable segments was as follows:

	For the Three Months Ended
	September 30,

	2005	2004

Data center operations	$2,637,322	$2,849,662
Real estate services	28,830	(35,525)

	$2,666,152	$2,814,137

      Excluding the change in the estimated fair value of the embedded derivatives of approximately $10.4 million, the net loss for the three months ended September 30, 2005 was approximately $7.8 million. The net income (loss) from data center operations is primarily the result of insufficient revenues to cover our operating and interest expenses. We will generate net losses until we reach required levels of monthly revenues.
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
      We have incurred losses from operations in each quarter and annual period since our merger with AmTec, Inc. Our cash flows from operations for the quarters ended September 30, 2005 and 2004 were negative. As of September 30, 2005, our total liabilities were approximately $167.5 million. Due to cash used in operations and the acquisition of property, plant and equipment, our working capital decreased from $34.8 million, as of March 31, 2005, to $22.6 million as of September 30, 2005.
      As of September 30, 2005, our principal source of liquidity was our $29.2 million in cash and cash equivalents. We anticipate that this cash, coupled with our anticipated cash flows generated from operations, will be sufficient to meet our capital expenditures, working capital, debt service and corporate overhead requirements in connection with our currently identified business objectives. Our projected revenues and cash flows depend on several factors, some of which are beyond our control, including the rate at which we provide services, the timing of exercise of expansion options by customers under existing contracts, the rate at which new services are sold to the government sector and the commercial sector, the ability to retain the customer base, the willingness and timing of potential customers in outsourcing the housing and management of their technology infrastructure to us, the reliability and cost-effectiveness of our services and our ability to market our services.
Sources and Uses of Cash
      Cash used in operations for the six months ended September 30, 2005 and 2004 was approximately $11.6 million and $9.2 million, respectively. We used cash to primarily fund our net loss, including cash interest payments on our debt. In addition, an increase in accounts receivable of approximately $3.1 million negatively impacted cash used in operating activities for the six months ended September 30, 2005.
      Cash used in investing activities for the six months ended September 30, 2005 was $2.9 million compared to cash used in investing activities of $10.5 million for the quarter ended September 30, 2004, a decrease of $7.6 million. This decrease is primarily due to the payments made in connection with the acquisition of NAP Madrid and additional capital expenditure requirements in the quarter ended September 30, 2004.
      Cash used in financing activities for the six months ended September 30, 2005 was $0.4 million compared to cash provided by financing activities of $37.2 million for the quarter ended September 30, 2004, a decrease of $36.8 million provided by financing activities. For the six months ended September 30, 2004, cash provided by financing activities includes $86.3 million from the issuance of convertible debt, partially offset by $46.6 million in repayments of loans and convertible debt.
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

      The following table represents the minimum future operating and capital lease payments for these commitments, as well as the combined aggregate maturities and interest for the following obligations as of September 30, 2005:

	Capital Lease	Operating	Convertible	Mortgage
	Obligations	Leases	Debt	Payable	Notes Payable	Total

2006 (six months)	$1,036,353	$2,482,109	$3,881,579	$2,109,923	$7,266,577	$16,766,541
2007	491,401	4,635,487	7,763,158	4,219,846	4,086,703	21,196,595
2008	333,816	4,309,749	7,763,158	4,219,846	4,086,703	20,713,272
2009	88,495	3,321,146	7,763,158	49,414,809	34,358,598	94,946,206
2010	—	3,375,252	90,131,579	—	—	93,506,831
Thereafter	—	33,041,664	—	—	—	33,041,664

	$1,950,065	$51,165,407	$117,302,632	$59,964,424	$49,798,581	$280,171,109

      As required by the terms of the Madrid lease agreement, we have obtained a bank guarantee through Banco Pastor in favor of the lessor in an amount equal to the annual rent payments. In connection with this bank guarantee, we have deposited 50% of the guaranteed amount, or approximately 475,000 Euros ($572,000 at the September 30, 2005 exchange rate), with the bank issuing the guarantee.
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
      In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (“FIN No. 47”). FIN No. 47 clarifies that the term, conditional retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 further clarifies that the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement and provides guidance on how an entity might reasonably estimate the fair value of such a conditional asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN No. 47 is not expected to have an impact, if any, on our financial position, results of operations and cash flows.
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
      In September 2005, the FASB approved EITF Issue 05–7, “Accounting for Modifications to Conversion Options Embedded in Debt Securities and Related Issues” (“EITF 05–7”). EITF 05–7 addresses that the change in the fair value of an embedded conversion option upon modification should be included in the analysis under EITF Issue 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” to determine whether a modification or extinguishment has occurred and that changes to the fair value of a conversion option affects the interest expense on the associated debt instrument following a modification. Therefore, the change in fair value of the conversion option should be recognized upon the modification as a discount or premium associated with the debt, and an increase or decrease in additional paid-in capital. EITF 05–7 is effective for all debt modifications in annual or interim periods beginning after December 15, 2005. The adoption of EITF 05–7 is not expected to have an impact, if any, on our financial position and results of operations.

      In September 2005, the FASB approved EITF Issue 05–8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (“EITF 05–8”). EITF 05–8 addresses that (i) the recognition of a beneficial conversion feature creates a difference between the book basis and tax basis (“basis difference”) of a convertible debt instrument, (ii) that basis difference is a temporary difference for which a deferred tax liability should be recorded and (iii) the effect of recognizing the deferred tax liability should be charged to equity in accordance with SFAS No. 109. EITF 05–8 is effective for financial statements for periods beginning after December 15, 2005, and must be adopted through retrospective application to all periods presented. As a result, EITF 05–8 applies to debt instruments that were converted or extinguished in prior periods as well as to those currently outstanding. The adoption of EITF 05–8 is not expected to have an impact, if any, on our financial position, results of operations and cash flows.
Other Factors Affecting Operating Results

We have a history of losses, expect future losses and may not achieve or sustain profitability.
      We have incurred net losses from operations in each quarterly and annual period since our April 28, 2000 merger with AmTec, Inc. We incurred net losses of $9.9 million, $22.5 million and $41.2 million for the years ended March 31, 2005, 2004 and 2003, respectively, and incurred a loss from operations of $7.5 million for the six months ended September 30, 2005. As of September 30, 2005, our accumulated deficit was $254.1 million. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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
      During the quarter ended September 30, 2005 and the quarter ended June 30, 2005, revenues under contracts with agencies of the U.S. federal government constituted 23% of our data center revenues. Generally, U.S. government contracts are subject to oversight audits by government representatives, to profit and cost controls and limitations, and to provisions permitting modification or termination, in whole or in part, without prior notice, at the government’s convenience. In some cases, government contracts are subject to the uncertainties surrounding congressional appropriations or agency funding. Government contracts are subject to specific procurement regulations. Failure to comply with these regulations and requirements could lead to suspension or debarment from future government contracting for a period of time, which could limit our growth prospects and adversely affect our business, results of operations and financial condition. Government contracts typically have an initial term of one year. Renewal periods are exercisable at the discretion of the U.S. government. We may not be successful in winning contract awards or renewals in the future. Our failure to renew or replace U.S. government contracts when they expire could have a material adverse effect on our business, financial condition, or results of operations.

We derive a significant portion of our revenues from a few clients; accordingly, a reduction in our clients’ demand for our services or the loss of clients would likely impair our financial performance.
      During the quarter ended September 30, 2005, we derived approximately 18% and 9% of our data center revenues from two customers. During the quarter ended June 30, 2005, we derived approximately 24% and 13% of our data center revenues from these same two customers. Because we derive a large percentage of our revenues from a few major customers, our revenues could significantly decline if we lose one or more of these customers or if the amount of business we obtain from them is reduced.

We have significant debt service obligations which will require the use of a substantial portion of our available cash.
      We are a highly leveraged company. As of September 30, 2005, our total liabilities were approximately $167.5 million and our total stockholders’ equity was $43.2 million. Our new mortgage loan and our senior secured notes are, collectively, collateralized by substantially all of our assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
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
      Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess, and our independent registered public accounting firm attest to, the design and operating effectiveness of our internal control over financial reporting. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. We identified material weaknesses in connection with our evaluation of internal control over financial reporting for the year ended March 31, 2005. Our efforts regarding internal controls are discussed in detail in this report under Item 4, “Controls and Procedures.” Our remedial measures may not be sufficient to ensure that we design, implement, and maintain adequate controls over our financial processes and reporting to eliminate these material weaknesses in the future. Remedying the material weaknesses that have been identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, could require us to incur additional costs, divert management resources or make other changes. We have not yet fully remediated the material weaknesses related to maintaining adequate controls to restrict access to key financial applications and data, controls over custody and processing of disbursements and of customer payments received by mail; and controls over the billing function to ensure that invoices capture all services delivered to customers and that such services are invoiced and recorded accurately as revenue. If we do not remedy these material weaknesses, we may be required to continue to report in subsequent reports filed with the Securities and Exchange Commission that material weaknesses in our internal controls over financial reporting continue to exist. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

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
      If our shares are delisted from the AMEX, our stockholders could find it difficult to sell our stock. To date, we have had no communication from the AMEX regarding delisting. If our common stock is delisted from the AMEX, we may apply to have our shares quoted on NASDAQ’s Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. The Bulletin Board and the “pink sheets” are generally considered to be less efficient markets than the AMEX. In addition, if our shares are no longer listed on the AMEX or another national securities exchange in the United States, our shares may be subject to the “penny stock” regulations. If our common stock were to become subject to the penny stock regulations it is likely that the price of our common stock would decline and our stockholders would find it difficult to sell their shares.

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
      We have not entered into any financial instruments for trading purposes. However, the estimated fair value of the derivatives embedded within our 9% senior convertible notes creates a market risk exposure resulting from changes in the price of our common stock. These embedded derivatives derive their value primarily based on the price and volatility of our common stock; however, we do not expect significant changes in the near term in the one-year historical volatility of our common stock used to calculate the estimated fair value of the embedded derivatives. Other factors being equal, as of September 30, 2005, the table below provides information about the estimated fair value of the derivatives embedded within our senior convertible notes and the effect that changes in the price of our common stock are expected to have on the estimated fair value of the embedded derivatives:

Estimated Fair Value of
Price per Share of Common Stock	Embedded Derivatives

$1.00	$653,387
$2.00	$2,768,280
$4.00	$8,945,850
$6.00	$16,273,650
$8.00	$23,554,875
      Our exposure to market risk resulting from changes in interest rates results from the variable rate of our mortgage loan, as an increase in interest rates would result in lower earnings and increased cash outflows. The interest rate on our mortgage loan is payable at variable rates indexed to LIBOR. The effect of each 1% increase in the LIBOR rate (3.77% at September 30, 2005) would result in an annual increase in interest expense of approximately $470,000. Based on the U.S. yield curve as of September 30, 2005 and other available information, we project interest expense on our variable rate debt to increase approximately $316,000, $379,000, $379,000 and $397,000 for the quarter ended September 30, 2006, 2007, 2008 and 2009, respectively. To partially mitigate the interest rate risk on our mortgage loan, we paid $100,000 on December 31, 2004 to enter into a rate cap protection agreement. The rate cap protection agreement capped at the following rates the $49.0 million mortgage payable for the four-year period for which the rate cap protection agreement is in effect:

•	5.75% per annum, through February 10, 2006;

•	6.5% per annum, starting February 11, 2006;

•	7.25% per annum, starting August 11, 2006; and

•	7.72% per annum, starting February 11, 2007 until the termination date of the rate cap protection agreement.
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

(a)	Evaluation of Disclosure Controls and Procedures
      Our Chief Executive Officer and our Chief Financial Officer carried out an assessment with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, this assessment as of September 30, 2005, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the existence of the material weaknesses described below.
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

(b)	Internal Control Over Financial Reporting
      In connection with the assessment of our internal control over financial reporting included in our Annual Report on Form 10-K, as amended by Form 10-K/ A filed on August 5, 2005, we determined that material weaknesses existed in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. These material weaknesses related to (i) maintaining adequate controls to restrict access to key financial applications and data, and controls over custody and processing of disbursements and of customer payments received by mail; and (ii) controls over the billing function to ensure invoices capture all services delivered to customers and that such services are invoiced and recorded accurately as revenue.
      As discussed in Note 2 of this Form 10-Q, on November 7, 2005, following a review by the Audit Committee, we concluded that we would restate certain previously issued financial statements. In connection with the restatement, management determined that the following material weakness also existed as of March 31, 2005 and has not been remediated through September 30, 2005: (iii) The Company did not maintain effective controls over the accounting for and calculation of earnings per share. Specifically, we did not maintain effective controls over the evaluation of the impact of embedded derivatives within the Senior Convertible Notes in the calculation of diluted earnings per share and did not accurately calculate basic earnings per share under the two-class method, in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of the annual March 31, 2005 and interim September 30, 2004 and December 31, 2004 financial statements, as well as an audit adjustment in the September 30, 2005 interim financial statements. Additionally, this material weakness could result in a misstatement of disclosures of earnings per share that would result in a material misstatement of the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.
      Management previously concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2005 because of the material weaknesses described in (i) and (ii) above. In connection with the restatement of the Company’s consolidated financial statements described in Note 2 to these interim financial statements, management determined that the material weakness described in (iii) above also existed as of March 31, 2005. Accordingly, we will restate our report on internal control over financial reporting as of March 31, 2005 to include this additional material weakness.
      In response to the material weaknesses identified, we implemented the following remediation actions:

•	We have restricted access to key financial information systems and data, particularly for employees with purchase order approval and check signing authority.

•	We have segregated the custody of payments received by mail from the processing of customer payments and from reconciliation of bank accounts.
      We have not fully remediated the previously described material weaknesses as we are still in the process of implementing the following remediation actions:

•	We are in the process of upgrading our main financial information system to be able to effectively monitor activities of database and system administrators.

•	We have set up a lockbox with our bank and are currently directing our customers to mail payments directly to the lockbox.

•	We are in the process of integrating our customer contract and billing data in one database. We continue to work with an information technology consultant to assist us with this integration. Concurrently, we are also in the process of establishing the procedures for an independent review of our invoices to customers.

•	We are currently evaluating potential steps that we can take to remediate the material weaknesses in our internal controls over financial reporting, including steps that can be taken in the process of documenting and evaluating the applicable accounting treatment for and calculation of earnings per share.
      Except for the remediation disclosed above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The continued implementation of the described initiatives is among our highest priorities. Our Audit Committee will continually assess the progress and sufficiency of these initiatives and we will make adjustments as and when necessary. As of the date of this report, our management believes that the plan outlined above, when completed, will remediate the material weaknesses in internal control over financial reporting as described above.
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
      On August 5, 2005, we acquired all of the outstanding stock of Dedigate N.V., a privately held European managed dedicated hosting provider, in exchange for 1.6 million shares of our common stock, plus approximately $650,000 in cash. We agreed to file a registration statement to register such shares no later than 30 days after the closing and to cause this registration statement to be declared effective by the Securities and Exchange Commission no later than 120 days after Closing. On August 17, 2005, we filed this registration statement with the SEC and the registration statement was declared effective on August 23, 2005.

Item 3.	Defaults upon Senior Securities.
      None.

Item 4.	Submission of Matters to a Vote of Security Holders.
      We held our 2005 Annual Meeting of Stockholders on September 23, 2005. The holders of 44,356,109 shares of our common stock were entitled to vote at the meeting.
      At our 2005 Annual Meeting of Stockholders, our stockholders met to consider and vote upon the following two proposals: (1) a proposal to elect the directors of our company to hold office for a one year term or until their successors are elected and qualified; and (2) a proposal to approve and adopt our new 2005 Executive Incentive Compensation Plan.

      Proposal 1: The following ten individuals were elected as Directors of our company to hold office until their successors are elected and qualified.

	For	Withheld

Manuel D. Medina	29,656,429	3,111,113
Guillermo Amore	29,629,310	3,140,232
Timothy Elwes	32,489,549	277,993
Antonio S. Fernandez	32,483,502	280,040
Fernando Fernandez-Tapias	34,486,553	280,989
Arthur L. Money	29,639,260	3,128,282
Marvin S. Rosen	32,353,028	414,514
Miguel J. Rosenfeld	32,431,434	336,108
Rodolfo A. Ruiz	32,480,483	287,059
Joseph R. Wright, Jr.	29,639,299	3,128,243
      Proposal 2: The proposal to approve and adopt our new 2005 Executive Incentive Compensation Plan was approved as follows:

For	Against	Abstain

20,211,647	1,319,579	57,640

Item 5.	Other Information.
      None.

Item 6.	Exhibits.
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