Form 10-Q/A
period 2004-12-31
TERREMARK WORLDWIDE INC
filed 2006-02-02
CIK 912890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

(305) 856-3200

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is a large accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐

      Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      The registrant had 35,445,518 shares of common stock, $0.01 par value, outstanding as of January 31, 2005.

Explanatory Note

      Terremark Worldwide, Inc. (the “Company”) is amending its Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 to correct the disclosures of diluted earnings per share as described in more detail below.

      As previously reported, the Company is restating its previously reported annual and interim disclosures of diluted earnings per share. As reported on November 9, 2005, in calculating diluted earnings per share using the “if converted” method for the year ended March 31, 2005 and for certain interim periods therein, the Company adjusted the net income or loss attributable to common stockholders for the interest expense on its 9% Senior Convertible Notes due June 15, 2009 (the “Senior Convertible Notes”); however, it did not consider the effect on net income or loss attributable to common stockholders of the change in fair value of the embedded derivatives within those same Senior Convertible Notes. Additionally, the Company made an adjustment to its previously reported basic earnings per share for the three and six months ended September 30, 2004 to correct its basic earnings per share calculation under the “two-class” method. On December 14, 2005, the Company concluded that it failed to use the correct interest expense amount in calculating diluted earnings per share for the September 30, 2004 and December 31, 2004 interim periods in the fiscal year ended March 31, 2005 when reporting restated amounts in its Current Report on Form 8-K filed on November 9, 2005. The Company had previously noted that it failed to use the correct interest expense amount in calculating diluted earnings per share for the June 30, 2004 interim period but had not reported this matter. The Company has determined that the effect of these matters was material to amounts previously disclosed for the year ended March 31, 2005, the nine months ended December 31, 2004, the three and six months ended September 30, 2004 and the three months ended June 30, 2004. See Note 2 to the consolidated financial statements for the quarter ended December 31, 2004 in this Quarterly Report on Form 10Q/A.

      None of these adjustments affect previously recorded operating revenues, net loss, cash flow from operations or the Company’s financial position as reported on its balance sheets. However, in connection with the restatement described above, management determined that the Company did not maintain effective controls over the evaluation of interest expense and the impact of embedded derivatives within the Senior Convertible Notes in the calculation of diluted earnings per share under the “if converted” method and did not accurately calculate basic earnings per share under the two-class method, in accordance with generally accepted accounting principles, and that this control deficiency constitutes a material weakness. Accordingly, the Company is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, which was originally filed on February 9, 2005 (the “Original Filing”). This Amendment No. 1 is being filed for the purpose of amending and restating Item 1. “Condensed Consolidated Financial Statements” and Item 4. “Control and Procedures” as set forth in the Original Filing.

      As a result of these amendments, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 have been re-executed and re-filed as of the date of this Form 10-Q/A.

      Except for the amendments described above, this Form 10-Q/ A does not modify or update other disclosures.

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2004	2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,814,894	$4,378,614
Restricted cash	11,637,692	—
Accounts receivable, net of allowance for doubtful accounts of $200,000 at December and March	3,333,795	3,214,101
Current portion of capital lease receivable	1,577,760	—
Note receivable	—	2,285,000
Contracts receivable	40,014	363,043
Prepaid and other current assets ($470,967 and $499,009 due from related parties)	716,462	1,115,230
Deferred costs under government contracts	1,766,398	—

Total current assets	34,887,015	11,355,988
Investment in unconsolidated entities, net	—	725,319
Restricted cash	5,621,020	789,476
Property and equipment, net	121,800,043	53,897,716
Debt issuance costs	9,699,508	488,971
Other assets	1,959,105	175,363
Capital lease receivable, net of current portion	4,615,431	—
Goodwill	9,999,870	9,999,870

Total assets	$188,581,992	$77,432,703

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Note payable to a former owner of TECOTA	$7,244,489	$—
Current portion of mortgage payable	680,303	—
Current portion of notes payable ($4,325,010 due to related parties at March 31)	4,644,600	9,194,145
Construction payables	2,134,713	1,363,554
Accounts payable and accrued expenses	16,075,937	7,067,319
Current portion of capital lease obligations	1,051,239	1,799,726
Interest payable	512,328	1,952,978
Current portion of unearned interest	533,135	—
Convertible debt	—	250,000

Total current liabilities	32,876,744	21,627,722
Mortgage payable	46,119,108	—
Convertible debt	53,017,846	36,895,239
Derivatives embedded within convertible debt, at estimated fair value	21,139,875	—
Notes payable, less current portion (includes $31,191,967 due to related parties at March 31)	23,417,655	31,311,894
Deferred rent	1,751,194	6,938,454
Unearned interest under capital lease receivables	781,859	—
Capital lease obligations, less current portion	137,360	105,886
Deferred revenue	2,640,424	2,686,396
Series H redeemable convertible preferred stock: $.001 par value, 294 shares issued and outstanding, at liquidation value	609,208	586,718

Total liabilities	182,491,273	100,152,309

Minority interest	76,614	—

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Series G convertible preferred stock: $.001 par value, 20 shares issued and outstanding (liquidation value of approximately $2.9 million)	1	1
Series I convertible preferred stock: $.001 par value, 390 shares issued and outstanding (liquidation value of approximately $10.3 million and $10.0 million)	1	1
Common stock: $.001 par value, 60,000,000 shares authorized; 36,310,720 and 31,122,748 shares issued	363,107	311,227
Common stock warrants	13,715,949	3,642,006
Common stock options	1,545,375	1,545,375
Additional paid-in capital	238,020,476	213,596,501
Accumulated deficit	(239,865,271)	(236,814,717)
Accumulated other comprehensive loss	(544,896)	—
Treasury stock: 865,202 shares	(7,220,637)	—
Note receivable — related party	—	(5,000,000)

Total stockholders’ equity (deficit)	6,014,105	(22,719,606)

Total liabilities and stockholders’ equity (deficit)	$188,581,992	$77,432,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended		For the Three Months Ended
	December 31,		December 31,

	2004
	(Restated)	2003	2004	2003

	(Unaudited)		(Unaudited)
Revenues
Data center — services	$23,951,730	$11,834,820	$8,925,815	$4,591,996
Data center — technology infrastructure build-out	9,393,896	—	9,393,896	—
Development, commission and construction fees	—	41,081	—	—
Management fees	144,827	150,800	53,905	43,730
Construction contracts	1,184,700	328,336	187,914	229,364

Operating revenues	34,675,153	12,355,037	18,561,530	4,865,090

Expenses
Data center operations — services, excluding depreciation (includes $5,818,784 and $3,072,161 (nine months) and $1,939,595 and $1,293,063 (three months) in rent expense with a related party	20,176,588	11,170,512	7,975,918	4,664,026
Data center operations — technology infrastructure build-out	7,406,149	—	7,406,149	—
Construction contract expenses, excluding depreciation	1,128,751	337,613	179,938	228,957
General and administrative	10,451,253	10,325,328	3,471,807	2,855,910
Sales and marketing	3,403,263	2,348,849	1,370,144	815,539
Depreciation and amortization	3,900,392	3,570,569	1,327,338	1,218,886

Operating expenses	46,466,396	27,752,871	21,731,294	9,783,318

Loss from operations	(11,791,243)	(15,397,834)	(3,169,764)	(4,918,228)

Other income (expenses)
Change in estimated fair value of derivatives embedded within convertible debt	14,343,375	—	664,125	—
Gain on debt restructuring and extinguishment, net	3,420,956	8,475,000	—	—
Interest expense (includes $670,649 and $1,475,218 (nine months) and $13,113 and $593,268 (three months) with a related party)	(9,387,826)	(10,498,899)	(2,954,678)	(4,273,353)
Interest income	331,387	100,615	135,144	44,886
Other, net	32,797	291,789	37,056	(5,043)

Total other income (expenses)	8,740,689	(1,631,495)	(2,118,353)	(4,233,510)

Loss before income taxes	(3,050,554)	(17,029,329)	(5,288,117)	(9,151,738)
Income taxes	—	—	—	—

Net loss	(3,050,554)	(17,029,329)	(5,288,117)	(9,151,738)
Preferred dividend	(721,821)	(120,000)	(235,000)	(40,000)

Net loss attributable to common shareholders	$(3,772,375)	$(17,149,329)	$(5,523,117)	$(9,191,738)

Net loss per common share:
Basic	$(0.11)	$(0.57)	$(0.16)	$(0.30)

Diluted	$(0.30)	$(0.57)	$(0.16)	$(0.30)

Weighted average common shares outstanding — basic	34,117,235	30,303,080	35,135,181	30,887,597

Weighted average common shares outstanding — diluted	39,100,568	30,303,080	42,035,181	30,887,597

The accompanying notes are an integral part of these condensed consolidated financial statements

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES

IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Stockholders’ Equity (Deficit) (Unaudited)

	Common Stock
	Par Value
	$.001						Accumu-		Note
			Common	Common	Additional	Accumu-	lated Other		Receivable
	Issued		Stock	Stock	Paid-In	lated	Compre-	Treasury	Related
	Shares	Amount	Warrants	Options	Capital	Deficit	hensive Loss	Stock	Party

Balance at March 31, 2004	31,122,748	$311,227	$3,642,006	$1,545,375	$213,596,501	$(236,814,717)	$—	$—	$(5,000,000)
Issuance of shares	306,044	3,060	—	—	1,996,940	—	—	—	—
Conversion of debt	5,524,927	55,249	—	—	27,980,775	—	—	—	—
Conversion of preferred stock	33,335	333	—	—	(333)	—	—	—	—
Exercise of stock options	33,667	337	—	—	122,423	—	—	—	—
Warrants issued	—	—	10,335,583	—	—	—	—	—	—
Exercise of warrants	35,162	352	(261,640)	—	263,288	—	—	—	—
Preferred stock issuance costs	—	—	—	—	(587,860)	—	—	—	—
Accrued dividends on preferred stock	—	—	—	—	(601,820)	—	—	—	—
Preferred stock dividend in lieu of cash	32,838	328	—	—	194,730	—	—	—	—
Stock tendered in payment of loan and retired	(773,735)	(7,737)	—	—	(4,944,167)	—	—	—	5,000,000
Retirement of treasury shares	(4,266)	(43)	—	—	0	—	—	—	—
Net assets acquired from NAP Madrid	—	—	—	—	0	—	—	(7,220,637)	—
Foreign currency translation adjustment	—	—	—	—	—	—	(544,896)	—	—
Net loss	—	—	—	—	—	(3,050,554)	—	—	—

Balance at December 31, 2004	36,310,720	$363,107	$13,715,949	$1,545,375	$238,020,476	$(239,865,271)	$(544,896)	$(7,220,637)	$—

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

      The accompanying consolidated financial statements for the quarter ended December 31, 2004 have been restated to correct the disclosures of diluted earnings per share. In calculating diluted earnings per share using the “if converted” method, the Company adjusted the net income or loss attributable to common stockholders for the interest expense on its 9% Senior Convertible Notes due June 15, 2009 (the “Senior Convertible Notes”); however, it did not consider the effect on net income or loss attributable to common stockholders of the change in fair value of the embedded derivatives within those Senior Convertible Notes. The Company has determined that this effect was dilutive for the nine months ended December 31, 2004. The effect of these matters in calculating diluted earnings per share was to decrease the net loss by approximately $6.3 million for the adjustment of interest expense, increase the net loss by approximately $14.3 million to reverse the effect of the change in the fair value of the embedded derivative within the senior convertible notes and increase the weighted average common shares outstanding by approximately 5 million shares. These adjustments increased the diluted loss per share from ($0.11) (as previously reported) to ($0.30) (as restated).

      The accompanying notes have been restated to reflect the above matters and the additional disclosures required when presenting diluted earnings per share that are not equal to basic earnings per share.

3.	Acquisitions

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

Revenues	$38,400,000

Net loss	$(5,867,000)

Basic and diluted net loss per common share	$(0.19)

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

4.	Summary of Significant Accounting Policies

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant concentrations

      The Company’s two largest customers accounted for approximately 43% and 15%, respectively, of data center revenues for the nine months ended December 31, 2004. One customer accounted for approximately 11% of data center revenues for the nine months ended December 31, 2003. One customer accounted for approximately 64% of data center revenues for the three months ended December 31, 2004. One customer accounted for approximately 19% of data center revenues for the three months ended December 31, 2003.

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

      The following table presents what the net loss and net loss per share would have been had the Company accounted for employee stock based compensation using the fair value method:

	For the Nine Months Ended		For the Three Months Ended
	December 31,		December 31,

	2004	2003	2004	2003

Net loss attributable to common shareholders as reported	$(3,772,375)	$(17,149,329)	$(5,523,117)	$(9,191,738)
Stock-based compensation expense if the fair value method had been adopted	(927,293)	(3,324,013)	(310,684)	(350,317)

Pro forma net loss attributable to common shareholders	$(4,699,668)	$(20,473,342)	$(5,833,801)	$(9,542,055)

Basic loss per common share	$(0.11)	$(0.57)	$(0.16)	$(0.30)

Basic loss per common share — pro forma	$(0.14)	$(0.68)	$(0.17)	$(0.31)

Diluted loss per common share (as restated)	$(0.30)	$(0.57)	$(0.16)	$(0.30)

Diluted loss per common share — pro forma	$(0.33)	$(0.68)	$(0.17)	$(0.31)

      Fair value calculations for employee grants were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003

Risk free rate	2.14% - 3.50%	2.14% - 2.90%
Volatility (three year historical)	89 - 150%	155%
Expected life	5 years	5 years
Expected dividends	0%	0%

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minority interest

      Minority interest is the portion of NAP Madrid that is not owned by the Company and represents the minority shareholder in the book value of NAP Madrid’s net assets.

Loss per share (as restated)

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

      The following table presents the reconciliation of net loss to the numerator used for diluted loss per share.

	For the Nine Months Ended		For the Three Months Ended
	December 31,		December 31,

	2004
	(Restated)	2003	2004	2003

Net loss	$(3,050,554)	$(17,029,329)	$(5,288,117)	$(9,151,738)
Adjustments:
Preferred dividend	(721,821)	(120,000)	(235,000)	(40,000)
Interest expense, including amortization of discount and debt issue costs	6,279,072	—	—	—
Change in fair value of derivatives embedded within convertible debt	(14,343,375)	—	—	—

	$(11,836,678)	$(17,149,329)	$(5,523,117)	$(9,191,738)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table represents the reconciliation of weighted average shares outstanding to basic and diluted weighted average shares outstanding.

	For the Nine Months Ended		For the Three Months Ended
	December 31,		December 31,

	2004
	(Restated)	2003	2004	2003

Basic:
Weighted average common shares outstanding — basic	34,117,235	30,303,080	35,135,181	30,887,597

Diluted:
Weighted average common shares outstanding — basic	34,117,235	30,303,080	35,135,181	30,887,597
Weighted average Senior Convertible Notes	4,983,333	—	—	—

Weighted average common shares outstanding — diluted	39,100,568	30,303,080	35,135,181	30,887,597

      The following table presents potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated:

	For the Three Months Ended
	December 31,

	2004
	(Restated)	2003

Series I convertible preferred stock	1,300,000	—
Series G convertible preferred stock	—	—
Series H redeemable preferred stock	29,400	—
10% convertible debentures	—	5,000,000
13% convertible debentures	—	481,308
13.125% convertible debentures	—	416,667
Common stock warrants	2,712,436	377,250
Common stock options	1,744,419	1,444,245
Senior convertible notes	6,900,000	—

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

5.	Restricted Cash

      Restricted cash consists of:

	December 31,	March 31,
	2004	2004

Reserve to repay notes payable to a former owner of TECOTA	$7,244,489	$—
Capital improvement reserve	4,000,000	—
Reserve to pay closing costs	2,711,803	—
Security deposits under bank loan agreement	1,681,400	—
Security deposits under operating leases	1,437,531	789,476
Escrow deposits under mortgage loan agreement	183,489	—

	17,258,712	789,476
Less: current portion	(11,637,692)	(—)

	$5,621,020	$789,476

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Deferred Costs Under Government Contract

      As of December 31, 2004, deferred costs consist mainly of specialized equipment which has not yet been installed as part of a technology infrastructure build-out under a government contract.

7.	Mortgage Payable

      In connection with the purchase of TECOTA, the Company obtained a $49.0 million loan from CitiGroup Global Markets Realty Corp. This loan is secured by a first mortgage on the TECOTA building and a security interest in all then existing building improvements that we have made to the building, certain of our deposit accounts and any cash flows generated from customers by virtue of their activity at the TECOTA building. The loan bears interest at a rate per annum equal to the greater of (a) 6.75% and (b) LIBOR plus 4.75% and matures in February 2009. This mortgage loan includes numerous covenants imposing significant financial and operating restrictions on Terremark’s business (see note 12).

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

8.	Convertible Debt

      Convertible debt consists of:

	December 31,	March 31,
	2004	2004

Senior Convertible Notes, with a face value of $86.25 million, due June 15, 2009, and convertible into shares of the Company’s common stock at $1.25 per share. Interest at 9% is payable semi-annually, on each December 15 and June 15	$53,017,846	$—
Subordinated secured convertible debentures due April 30, 2006; converted into shares of the Company’s common stock at $0.50 per share during May 2004	—	24,095,239
Subordinated secured convertible debentures due December 31, 2005; converted into shares of the Company’s common stock at a weighted average conversion price of $2.14 per share during June 2004	—	10,300,000

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	March 31,
	2004	2004

Subordinated secured convertible debentures due August 30, 2004; repaid or converted into shares of the Company’s common stock at a weighted average conversion price of $0.66 per share during the period from May to July 2004	—	2,750,000

	$53,017,846	$37,145,239
Less: Current portion of convertible debt	—	(250,000)

Convertible debentures, less current portion	$53,017,846	$36,895,239

      On May 17, 2004, the Company provided certain debenture holders with notice of its intent to redeem $25.0 million of its 10% convertible debentures and $2.8 million of its 13.125% convertible debentures, effective June 1, 2004. As of June 1, 2004, the holders of all of the 10% convertible debentures and $2.5 million in principal of the 13.125% convertible debentures converted their debentures into an aggregate of 5,489,927 shares of the Company’s common stock.

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

      On June 14, 2004, the Company privately placed $86.25 million in aggregate principal amount of the Senior Convertible Notes to qualified institutional buyers. The Senior Convertible Notes bear interest at a rate of 9% per annum, payable semiannually, on each December 15 and June 15, and are convertible at the option of the holders, into shares of the Company’s common stock at a conversion price of $1.25 per share. The Company used the net proceeds from this offering to pay notes payable amounting to approximately $36.5 million and convertible debt amounting to approximately $9.8 million. In conjunction with the offering, the Company incurred $6,635,912 in debt issuance costs, including $1,380,000 in estimated fair value of warrants issued to the placement agent to purchase 181,579 shares of the Company’s common stock at $0.95 per share.

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

9.	Derivatives

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

      The Company estimated that the embedded derivatives had an initial estimated fair value of approximately $35,483,000 and a December 31, 2004 estimated fair value of approximately $21,140,000, resulting from the conversion option. The change of $14,343,375 in the estimated fair value of the embedded derivative was recognized as other income in the nine months ended December 31, 2004. For the three months ended December 31, 2004, the change in the estimated fair value of the embedded derivative was $664,125.

      The interest rate on our mortgage loan is payable at variable rates indexed to LIBOR. To partially mitigate the interest rate risk on our mortgage loan, the Company paid $100,000 on December 31, 2004 to enter into a rate cap protection agreement. The rate cap protection agreement locked in the following LIBOR rate on $49.0 million of debt for the four-year period for which the rate cap protection agreement is in effect:

•	5.0% per annum, starting January 4, 2005;

•	5.75% per annum, starting August 11, 2005;

•	6.5% per annum, starting February 11, 2006;

•	7.25% per annum, starting August 11, 2006; and

•	7.72% per annum, starting February 11, 2007 until the termination date of the rate cap protection agreement.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Notes Payable

      At March 31, 2004, the Company had outstanding an aggregate of $40,506,039 in notes payable which were repaid in June 2004.

      In connection with the purchase of TECOTA, the Company issued Senior Secured Notes in an aggregate principal amount equal to $30.0 million and sold 306,044 shares of its common stock valued at $2.0 million to the Falcon investors. The Senior Secured Notes are secured by substantially all of the Company’s assets other than the TECOTA building, bear cash interest at 9.875% per annum and “payment in kind” interest at 3.625% per annum subject to adjustment upon satisfaction of specified financial tests, and mature in March 2009. The Senior Secured Notes include numerous covenants imposing significant financial and operating restrictions on the Company’s business (see note 12).

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

      At December 31, 2004, the Company also had a bank loan with an outstanding balance of 3.4 million Euros ($3.9 million at the December 31, 2004 exchange rate). On December 22, 2004, the maturity date of the loan was extended through June 2005. In connection with the extension, the Company deposited 1,250,000 Euros ($1,681,400 at the December 31, 2004 exchange rate) with the lender as security for the loan.

11.	Changes in Stockholder’s Equity (Deficit)

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

Conversion of preferred stock to common stock

      During September 2004, 10 shares of Series I preferred stock valued at $250,000 were converted to 33,334 shares of common stock at $7.50 per share.

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

Exercise of employee stock options

      During the nine months ended December 31, 2004, the Company issued 33,667 shares of its common stock in conjunction with the exercise of employee stock options at prices ranging from $3.30 to $7.40 per share.

Issuance of warrants

      In December 2004, the Company issued warrants to purchase an aggregate of 20 million shares of its common stock at an average exercise price equal to $7.80 per share to the lenders in connection with the financing of the TECOTA acquisition. The warrants were accounted for as debt issuance costs at their estimated fair market value of $8,782,933 (see Note 7).

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

Stock tendered in payment of loan

      On September 30, 2004, the Company’s Chairman and CEO repaid his outstanding $5 million loan from the Company by tendering to the Company approximately 770,000 shares of Terremark common stock. See Note 13.

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

12.	Commitments and Contingencies

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

13.	Related Party Transactions

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

14.	Data Center Revenues

      Data center revenues consist of the following:

	For the Nine Months Ended		For the Three Months Ended
	December 31,		December 31,

	2004	2003	2004	2003

Colocation	$14,932,363	$7,235,913	$5,186,135	$2,871,041
Technology build out	9,393,896	—	9,393,896	—
Exchange point services	3,241,760	1,939,820	1,115,918	685,930
Managed and professional services	5,776,689	2,237,321	2,623,762	904,795
Contract termination fee	918	421,766	—	130,230

	$33,345,626	$11,834,820	$18,319,711	$4,591,996

15.	Information About the Company’s Operating Segments

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following presents information about reportable segments:

	Data Center	Real Estate
For the Nine Months Ended December 31,	Operations	Services	Total

2004
Revenue	$33,345,626	$1,329,527	$34,675,153
Loss from operations	(11,710,612)	(80,631)	(11,791,243)
Net loss	(3,001,124)	(49,430)	(3,050,554)
2003
Revenue	$11,834,821	$520,216	$12,355,037
Loss from operations	(15,069,842)	(327,992)	(15,397,834)
Net loss	(16,701,680)	(327,649)	(17,029,329)
Assets, as of
December 31, 2004	$184,777,513	$—	$184,779,897
March 31, 2004	$77,101,579	$331,124	$77,432,703

      The following is a reconciliation of total segment loss from operations to loss before income taxes:

	For the Nine Months Ended
	December 31,

	2004	2003

Total segment loss from operations	$(11,791,243)	$(15,397,834)
Change in estimated fair value of derivatives embedded within convertible debt	14,343,375	—
Debt restructuring and extinguishment	3,420,956	8,475,000
Interest expense	(9,387,826)	(10,498,899)
Interest income	331,387	100,615
Other income	32,797	291,789

Loss before income taxes	$(3,050,554)	$(17,029,329)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Supplemental Cash Flow Information

	For the Nine Months Ended
	December 31,

	2004	2003

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,255,446	$6,227,959

Non-cash operating, investing and financing activities:
Warrants issued	1,522,650	546,050

Conversion of notes payable to convertible debt	—	5,450,000

Beneficial conversion feature on issuance of convertible debentures and preferred stock	—	9,500,000

Warrants exercised and converted to equity	261,640	3,971

Conversion of debt and related accrued interest to equity	262,500	9,437,345

Conversion of preferred stock to equity	333	—

Conversion of construction payables and accrued interest to equity	—	14,125,000

Conversion of convertible debt and related accrued interest to equity	27,773,524	258,306

Cancellation of warrants	—	26,575

Non-cash preferred dividend	486,821	—

Settlement of note receivable through extinguishment of convertible debt	418,200	—

Shares issued to NAP de Las Americas — Madrid SA	—	3,652

Settlement of notes receivable — related party by tendering Terremark stock	5,000,000	—

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

      Our Chief Executive Officer and our Chief Financial Officer carried out an assessment with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, this assessment as of December 31, 2004, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the existence of the material weaknesses described below.

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

      As discussed in Note 2 to the condensed consolidated financial statements of this Form 10-Q/A, we restated the December 31, 2004 previously issued financial statements to correct the disclosure of diluted earnings per share. In connection with this restatement, management determined that another material weakness existed as of December 31, 2004. The Company did not maintain effective controls over the accounting for and calculation of earnings per share. Specifically, we did not maintain effective controls over the evaluation of interest expense and the impact of embedded derivatives within the Senior Convertible Notes in the calculation of diluted earnings per share under the “if converted” method and did not accurately calculate basic earnings per share under the two-class method, in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of the annual March 31, 2005 consolidated financial statements and interim June 30, 2004, September 30, 2004 and December 31, 2004 consolidated financial statements, as well as an audit adjustment in the September 30, 2005 interim consolidated financial statements. Additionally, this material weakness could result in a misstatement of disclosures of earnings per share that would result in a material misstatement of the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

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

PART II — OTHER INFORMATION

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

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of February, 2006.

TERREMARK WORLDWIDE, INC.

By:	/s/ MANUEL D. MEDINA

Manuel D. Medina,
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JOSÉ A. SEGRERA

Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)