Form 10-K/A
period 2005-03-31
TERREMARK WORLDWIDE INC
filed 2006-02-02
CIK 912890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 3)

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
NONE

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is a large accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

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

PART I
10-K/A EXPLANATORY NOTE
      Terremark Worldwide, Inc. (the “Company”) is amending its Annual Report on Form 10-K for the year ended March 31, 2005 and for certain quarterly periods therein to correct the disclosures of diluted earnings per share as described in more detail below.
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
      None of these adjustments affect previously recorded operating revenues, net loss, cash flow from operations or the Company’s financial position as reported on its balance sheets. However, in connection with the restatements described above, management determined that the Company did not maintain effective controls over the evaluation of interest expense and the impact of embedded derivatives within the Senior Convertible Notes in the calculation of diluted earnings per share under the “if-converted” method and did not accurately calculate basic earnings per share under the two-class method, in accordance with generally accepted accounting principles, and that this control deficiency constitutes a material weakness. Accordingly, the Company is filing this Amendment No. 3 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended March 31, 2005, which was originally filed on June 29, 2005 and amended on August 5, 2005 and August 17, 2005, for the purpose of:

•	amending and restating Item 6. “Selected Consolidated Financial Data”;

•	amending and restating Item 9A. “Controls and Procedures”;

•	amending and restating Item 15. “Exhibits and Financial Statement Schedules”; and

•	including a Consent of Independent Registered Public Accounting Firm required as a result of the revisions discussed above.
      As a result of these amendments, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 have been re-executed and re-filed as of the date of this Form 10-K/A.
      Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures.

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

	Twelve Months Ended March 31,

	2005
	(Restated)	2004	2003	2002	2001

	(7)	(Dollars in thousands except per share data)
Results of Operations:
Data center(1)	$46,818	$17,034	$11,033	$3,216	$253
Real estate services	1,330	1,179	3,661	12,656	39,894

Total revenue	48,148	18,213	14,694	15,872	40,147

Data center operations expenses	36,310	16,413	11,235	11,231	1,223
Construction contract expenses	809	918	2,968	7,398	20,347
Other expenses	20,888	23,373	41,718	54,615	39,950

Total expenses	58,007	40,704	55,921	73,244	61,520

Net loss	(9,859)	(22,491)	(41,227)	(57,372)	(21,373)
Loss from discontinued operations	—	—	—	—	(82,627)
Non-cash preferred dividend	(915)	(1,158)	(160)	(160)	(160)

Net loss attributable to common shareholders	$(10,774)	$(23,649)	$(41,387)	$(57,532)	$(104,160)

Loss from continuing operations per common share — basic(2)	$(0.31)	$(0.78)	$(1.76)	$(2.90)	$(1.10)
Loss from discontinued operations per common share — basic(2)	—	—	—	—	(4.40)

Net loss per common share — basic(2)	$(0.31)	$(0.78)	$(1.76)	$(2.90)	$(5.50)

Loss from continuing operations per common share — diluted(2)	$(0.40)	$(0.78)	$(1.76)	$(2.90)	$(1.10)
Loss from discontinued operations per common share — diluted(2)	—	—	—	—	(4.40)

Net loss per common share — diluted(2)	$(0.40)	$(0.78)	$(1.76)	$(2.90)	$(5.50)

	Twelve Months Ended March 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Financial condition:(3)
Property and equipment, net	$123,406	$53,898	$54,483	$61,089	$25,066
Total assets	208,906	77,433	69,602	81,024	78,069
Long term obligations(4)(5)	149,734	78,525	74,524	38,210	16,462
Stockholders’ equity (deficit)(6)	40,176	(22,720)	(46,461)	(49,276)	11,163

(1)	Amount includes contract termination fees for the years ended March 31, 2004 and 2003 of $422 and $1,095, respectively.

(2)	Earnings per share have been adjusted to reflect the one-for-ten reverse stock split effective May 16, 2005.

(3)	See “Management’s discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

(4)	Long term obligations include mortgage payable less current portion, convertible debt less current portion, estimated fair value of derivatives embedded within convertible debt, deferred rent, deferred revenue, unearned interest under capital lease obligations, capital lease obligations less current portion, notes payable less current portion, and redeemable preferred stock.

(5)	Long term obligations as of March 31, 2005, 2004, 2004 and 2002 include $500 thousand in redeemable convertible preferred stock plus accrued dividends.

(6)	Stockholders’ equity as of March 31, 2000 includes approximately $4,777 in convertible preferred stock.

(7)	“Restated” amounts reflect the restatement of diluted earnings per share using the “if converted” method after considering the interest expense and the effect on net loss attributable to common stockholders of the change in fair value of the embedded derivatives within our 9% Senior Convertible Notes.
      The quarterly selected financial statement data set forth below has been derived from our unaudited condensed consolidated financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere herein.
      The “Restated” amounts set forth below for the three months ended June 30, 2004 reflect the restatement of certain amounts associated with the valuation of our 9% senior convertible notes and the related derivative embedded within these notes, and of diluted earnings per share after considering the correct interest expense amount and the effect on net income or loss attributable to common stockholders of the change in fair value of the embedded derivative within our senior convertible notes in calculating diluted earnings per share under the “if converted” method. This adjustment reduced diluted earnings per share for that period from ($0.02) to ($0.10). The “Restated” amounts set forth below for the three months ended September 30, 2004 reflect the restatement of basic earnings per share after considering the “two-class” method, and of diluted earnings per share after considering the correct interest expense amount and the effect on net income or loss attributable to common stockholders of the change in fair value of the embedded derivative within our senior convertible notes in calculating diluted earnings per share under the “if converted” method. These adjustments reduced basic earnings per share from $0.07 to $0.06 and diluted earnings per share from $0.07 to ($0.11).

	Three Months Ended

			September 30	June 30
	March 31	December 31	2004	2004
	2005	2004	(Restated)	(Restated)

	(Dollars in thousands except per share data)
Data center	$13,472	$18,320	$7,915	$7,111
Real estate services	—	242	303	784

Total revenue	13,472	18,562	8,218	7,895

Data center operations expenses	8,506	15,382	6,465	5,737
Construction contract expenses	(319)	180	243	705
Other expenses	12,094	8,288	(1,304)	2,030

Total expenses	20,281	23,850	5,404	8,472

Loss from continued operations	(6,809)	(5,288)	2,814	(577)
Non-cash preferred dividend	(193)	(235)	(245)	(242)
Earnings allocation to participating securityholders	—	—	(488)	—

Net income (loss) attributable to common shareholders	$(7,002)	$(5,523)	$2,081	$(819)

Net income (loss) per common share — basic	$(0.19)	$(0.16)	$0.06	$(0.02)

Net loss per common share — diluted	$(0.19)	$(0.16)	$(0.11)	$(0.10)

	March 31	December 31	September 30	June 30
	2004	2003	2003	2003

	(Dollars in thousands except per share data)
Revenue	$5,858	$4,865	$4,049	$3,441

Data center operations expenses	5,243	4,664	3,950	2,556
Construction contract expenses	581	229	62	46
Other expenses	5,496	9,124	10,844	(2,091)

Total expenses	11,320	14,017	14,856	511

Loss from continued operations	(5,462)	(9,152)	(10,807)	2,930
Non-cash preferred dividend	(1,038)	(40)	(40)	(40)

Net income (loss) attributable to common shareholders	$(6,500)	$(9,192)	$(10,847)	$2,890

Basic and diluted net income (loss) per common share	$(0.21)	$(0.30)	$(0.35)	$0.10

ITEM 9A.	CONTROLS AND PROCEDURES.
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
      As of March 31, 2005, our management, including the Chief Executive Officer and the Chief Financial Officer, carried out an assessment with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses discussed below and our inability to complete our assessment of our internal controls over financial reporting prior to the filing of our Form 10-K for the year ended March 31, 2005. Not withstanding the existence of the material weaknesses described below, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
Management’s Report on Internal Control Over Financial Reporting (Restated)
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
      A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weaknesses as of March 31, 2005:
      1. We did not maintain effective controls to restrict access to key financial applications and data. Specifically, we did not adequately segregate the duties of certain individuals in the information technology and accounting departments having access to key financial applications and data broader than that required by their roles and responsibilities, including an employee with check signing authority and another with responsibility over the custody and processing of customer payments received by mail. In addition, we did not have controls to monitor access to financial applications and data. This control deficiency did not result in an adjustment to the consolidated financial statements. However, this control deficiency could result in a misstatement in financial statement accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency represents a material weakness.
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
      3. We did not maintain effective controls over the accounting for and calculation of earnings per share. Specifically, we did not maintain effective controls over the evaluation of interest expense and the impact of embedded derivatives within the Senior Convertible Notes in the calculation of diluted earnings per share under the “if converted” method and did not accurately calculate basic earnings per share under the two-class method, in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of our annual 2005 consolidated financial statements and interim June 30, 2004, September 30, 2004 and December 31, 2004 financial statements, as well as an audit adjustment in the September 30, 2005 interim financial statements. In addition, this control deficiency could result in a misstatement of earnings per share that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency represents a material weakness.
      Because of the material weaknesses described above, management has concluded that our internal control over financial reporting was not effective as of March 31, 2005, based on the criteria in the Internal Control — Integrated Framework issued by the COSO. We had previously concluded that we did not maintain effective internal control over financial reporting because of the material weaknesses described in 1 and 2 above. In connection with the restatement of our consolidated financial statements described in Note 2 to the consolidated financial statements, we have determined that the material weakness described in 3 above also existed as of March 31, 2005. Accordingly, we have restated this Report on Internal Control Over Financial Reporting to include this additional material weakness.
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
      In connection with the preparation of our Form 10-Q for the quarter ended June 30, 2004, our independent registered certified public accounting firm identified certain adjustments that were required to be recorded within that Form 10-Q. The adjustments to our financial statements involved the identification and resulting accounting for embedded derivatives in our 9% senior convertible notes, and the recording of certain warrants issued in connection with our underwriting agreement for the 9% senior convertible notes. Our management believes that our failure to identify these adjustments indicates the existence of certain material weaknesses in our internal control over financial reporting. As a result of the existence of those material weaknesses, our management concluded that our disclosure controls and procedures were ineffective as of June 30, September 30 and December 31, 2004.
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

3.	Exhibits

Exhibit
Number	Exhibit Description

1.1	Form of Underwriting Agreement related to the Company’s offering of common stock on March 14, 2005 (previously filed as an exhibit to the Company’s registration statement filed on February 3, 2005)
3.1	Certificate of Merger of Terremark Holdings, Inc. with and into AmTec, Inc. (previously filed as an exhibit to the Company’s Registration Statement on Form S-3 filed on May 15, 2000)
3.2	Restated Certificate of Incorporation of the Company (previously filed as an exhibit to the Company’s Registration Statement on Form S-3 filed on May 15, 2000)
3.3	Certificate of Amendment to Certificate of Incorporation of the Company (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 filed on December 21, 2004)
3.4	Restated Bylaws of the Company (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2002)
3.5	Certificate of Designations of Preferences of Series G Convertible Preferred Stock of the Company (previously filed as an exhibit to the Company’s Registration Statement on Form S-3 filed on May 15, 2000)
3.6	Certificate of Designations of Preferences of Series H Convertible Preferred Stock of the Company (previously filed as exhibit 3.5 to the Company’s Annual Report on Form 10-K filed on July 16, 2001)
3.7	Certificate of Designations of Preferences of Series I Convertible Preferred Stock of the Company (previously filed as an exhibit to the Company’s Registration Statement on Form S-3/ A filed on March 17, 2004)
3.8	Certificate of Amendment to Certificate of Incorporation of the Company (previously filed as an exhibit to the Company’s current report on Form 8-K filed on May 18, 2005).
4.1	Specimen Stock Certificate (previously filed as exhibit to the Company’s current report on Form 8-K filed on May 18, 2005).
4.4	Form of Warrant for the Purchase of Common Stock (previously filed as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 15, 2003)

Exhibit
Number	Exhibit Description

4.5	Indenture dated June 14, 2004 including form of 9% Senior Convertible Note due 2009 (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004)
10.1	1995 Stock Option Plan (previously filed as part of the Company’s Transition Report on Form 10-KSB for the transition period from October 1, 1994 to March 31, 1995)
10.2	1996 Stock Option Plan (previously filed as part of the Company’s Transition Report on Form 10-KSB for the transition period from October 1, 1994 to March 31, 1995)
10.3	Form of Indemnification Agreement for directors and officers of the Company (previously filed as an exhibit to the Company’s Registration Statement on Form S-3, as amended, filed on March 11, 2003)
10.4	Employment Agreement with Manuel Medina (previously filed as exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on July 16, 2001)
10.5	Amendment to Employment Agreement with Manuel Medina (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2001)
10.7	Net Premises Lease by and between Rainbow Property Management, LLC and Coloconnection, Inc. (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 15, 2003)
10.13	Non-qualified Stock Option Agreement with Brian K. Goodkind to purchase 1,278,205 shares of the Company’s common stock (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2003)
10.14	Non-qualified Stock Option Agreement with Brian K. Goodkind to purchase 1,406,795 shares of the Company’s common stock (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2003)
10.15	First Amendment to the Non-qualified Stock Option Agreement with Brian K. Goodkind to purchase 200,000 shares of the Company’s common stock (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2003)
10.16	First Amendment to the Non-qualified Stock Option Agreement with Brian K. Goodkind to purchase 115,000 shares of the Company’s common stock (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2003)
10.17	Amended and restated 2000 Stock Option Plan (previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on August 19, 2004)
10.18	2000 Directors’ Stock Option Plan (previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on August 19, 2002)
10.19	Agreement between Fundacao De Amparo A Pesquisa Do Estado De Sao Paulo — FAPESP and Terremark Latin America (Brazil) Ltda. (previously filed as an exhibit to the Company’s Registration Statement on Form S-3/ A filed on December 22, 2003)
10.20	Employment Agreement with Jose A. Segrera dated September 8, 2001 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed June 30, 2003)
10.21	Employment Agreement with Jose E. Gonzalez dated November 2002 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed June 30, 2003)
10.23	Employment Agreement with Jamie Dos Santos dated November 1, 2002 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed June 14, 2004)
10.24	Employment Agreement with Marvin Wheeler dated November 1, 2002 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed June 14, 2004)
10.26	Loan Agreement dated as of December 31, 2004 (the “Loan Agreement”), by and among Technology Center of the Americas, LLC, as Borrower, Citigroup Global Markets Realty Corp., as Agent and each Lender signatory thereto (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005)
10.27	Form of Warrant Certificate of Terremark Worldwide, Inc. issued to Citigroup Global Markets Realty Corp. (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005)

Exhibit
Number	Exhibit Description

10.28	Purchase Agreement dated as of December 31, 2004, among Terremark Worldwide, Inc., as Issuer, the guarantors named therein, FMP Agency Services, LLC, as agent, and each of the purchasers named therein (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005)
10.29	Security Agreement dated as of December 31, 2004, by Terremark Worldwide, Inc., as Issuer, the guarantors named therein and FMP Agency Services, LLC, as Agent (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005)
10.30	Registration Rights Agreement dated as of December 31, 2004 among Terremark Worldwide, Inc. and Falcon Mezzanine Partners, LP, Stichting Pensioenfonds ABP and Stichting Pensioenfonds Voor De Gezondheid, Geestelijke En Maatschappelijke Belangen (the “Purchasers”) (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005)
10.31	Form of Warrant Certificate of Terremark Worldwide, Inc. issued to the Purchasers (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005)
10.32	Form of Note of Terremark Worldwide, Inc. issued to the Purchasers (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005)
10.33	Guaranty of Nonrecourse Obligations executed by the Company in favor of Citigroup Global Markets Realty Corp., as agent, for the benefit of the lenders to the Loan Agreement (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 filed on February 3, 2005)
10.34	Employment Agreement with John Neville dated April 18, 2005*
21	Subsidiaries of the Company*
23.1	Consent of PricewaterhouseCoopers LLP**
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)**
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)**
32.1	Certification of Chief Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Previously filed with the Form 10-K

**	Filed with this Form 10-K/A

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERREMARK WORLDWIDE, INC.

By: /s/ MANUEL D. MEDINA

Manuel D. Medina
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)
Date: February 2, 2006

By: /s/ JOSE A. SEGRERA

Jose A. Segrera
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: February 2, 2006

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
Consolidated financial statements
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Terremark Worldwide, Inc. and its subsidiaries at March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2005 consolidated financial statements.
Internal control over financial reporting
      Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Terremark Worldwide, Inc. did not maintain effective internal control over financial reporting as of March 31, 2005, because the Company did not maintain effective controls over (i) the restriction of access to key financial applications and data, (ii) the billing function to ensure that invoices capture all services delivered to customers and that such services are invoiced and revenue is recorded accurately and timely and (iii) the accounting for and calculation of earnings per share, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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

3. The Company did not maintain effective controls over the accounting for and calculation of earnings per share. Specifically, the Company did not maintain effective controls over the evaluation of interest expense and the impact of embedded derivatives within the Senior Convertible Notes in the calculation of diluted earnings per share under the “if converted” method and did not accurately calculate basic earnings per share under the two-class method, in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s annual 2005 consolidated financial statements and interim June 30, 2004, September 30, 2004 and December 31, 2004 financial statements, as well as an audit adjustment in the September 30, 2005 interim financial statements. In addition, this control deficiency could result in a misstatement of earnings per share that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency represents a material weakness.
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
      Management and we previously concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2005 because of the material weaknesses described in 1 and 2 above. In connection with the restatement of the Company’s consolidated financial statements described in Note 2 to the consolidated financial statements, management has determined that the material weakness described in 3 above also existed at March 31, 2005. Accordingly, Management’s Report on Internal Control Over Financial Reporting and our opinion on the effectiveness of internal control over financial reporting have been restated to include this additional material weakness.
/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP
Miami, Florida
August 4, 2005, except for the restatement described in Note 2 to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is December 15, 2005

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended March 31,

	2005
	(Restated)	2004	2003

Revenues
Data center — services	$34,985,343	$17,034,377	$11,032,985
Data center — technology infrastructure build-out	11,832,745	—	—
Construction contracts and fees	1,329,526	1,179,362	3,660,718

Operating revenues	48,147,614	18,213,739	14,693,703

Expenses
Data center operations — services, excluding depreciation	26,377,861	16,413,021	11,234,833
Data center operations — technology infrastructure build-out	9,711,022	—	—
Construction contract expenses, excluding depreciation	809,372	918,022	2,968,142
General and administrative	13,243,073	13,336,400	12,507,121
Sales and marketing	5,402,886	3,424,411	4,200,858
Depreciation and amortization	5,697,071	4,698,292	5,092,749
Impairment of long-lived assets and goodwill	813,073	—	4,020,300

Operating expenses	62,054,358	38,790,146	40,024,003

Loss from operations	(13,906,744)	(20,576,407)	(25,330,300)

Other income (expenses)
Change in fair value of derivatives embedded within convertible debt	15,283,500	—	—
Gain on debt restructuring and extinguishment, net	3,420,956	8,475,000	—
Inducement on debt conversion	—	—	(4,871,245)
Interest expense	(15,493,610)	(14,624,922)	(11,007,683)
Interest income	666,286	131,548	136,278
Other, net	170,260	4,104,204	(154,355)

Total other income (expenses)	4,047,392	(1,914,170)	(15,897,005)

Loss before income taxes	(9,859,352)	(22,490,577)	(41,227,305)
Income taxes	—	—	—

Net loss	(9,859,352)	(22,490,577)	(41,227,305)
Preferred dividend	(915,250)	(1,158,244)	(160,000)

Net loss attributable to common shareholders	$(10,774,602)	$(23,648,821)	$(41,387,305)

Net loss per common share:
Basic	$(0.31)	$(0.78)	$(1.76)

Diluted	$(0.40)	$(0.78)	$(1.76)

Weighted average common shares outstanding — basic	35,147,503	30,502,819	23,520,931

Weighted average common shares outstanding — diluted	40,610,003	30,502,819	23,520,931

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
      The accompanying consolidated financial statements for the year ended March 31, 2005 have been restated to correct the annual disclosures of diluted earnings per share. In calculating diluted earnings per share using the “if converted” method, the Company adjusted the net income or loss attributable to common stockholders for the interest expense on its 9% Senior Convertible Notes due June 15, 2009 (the “Senior Convertible Notes”); however, it did not consider the effect on net income or loss attributable to common stockholders of the change in the fair value of the embedded derivatives within those same Senior Convertible Notes. The Company has determined that this effect was dilutive for the year ended March 31, 2005 and for certain interim periods therein. The effect of these matters in calculating diluted earnings per share was to decrease the net loss by approximately $9.7 million for the adjustment of interest expense, increase the net loss by approximately $15.3 million to reverse the effect of the change in the fair value of the embedded derivative within the senior convertible notes and increase the weighted average common shares outstanding by approximately 5.5 million shares. These adjustments increased diluted earnings per share from $(0.31) (as previously reported) to $(0.40) (as restated) for the year ended March 31, 2005. See disclosure of loss per share within Note 3. The accompanying notes have been restated to reflect the additional disclosures required when presenting diluted earnings per share that are not equal to basic earnings per share.

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
      The following table presents the reconciliation of net loss to the numerator used for diluted loss per share.

	March 31,

	2005
	(Restated)	2004	2003

Net loss	$(9,859,352)	$(22,490,577)	$(41,227,305)
Adjustments:
Preferred dividend	(915,250)	(1,158,244)	(160,000)
Interest expense, including amortization of discount and debt issue costs	9,739,395	—	—
Change in fair value of derivatives embedded within convertible debt	(15,283,500)	—	—

	$(16,318,707)	$(23,648,821)	$(41,387,305)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table represents the reconciliation of weighted average shares outstanding to basic and diluted weighted average shares outstanding.

	March 31,

	2005
	(Restated)	2004	2003

Basic:
Weighted average common shares outstanding — basic	35,147,503	30,502,819	23,520,931

Diluted:
Weighted average common shares outstanding — basic	35,147,503	30,502,819	23,520,931
Weighted average Senior Convertible Notes	5,462,500	—	—

Weighted average common shares outstanding — diluted	40,610,003	30,502,819	23,520,931

      The following table presents potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated:

	March 31,

	2005
	(Restated)	2004	2003

Series I convertible preferred stock	1,276,667	1,333,333	—
Series G redeemable preferred stock	—	—	201,651
Series H redeemable preferred stock	29,400	29,400	29,400
10% convertible debentures	—	5,000,000	—
13% convertible debentures	—	481,308	667,857
13.125% convertible debentures	—	416,667	450,820
Common stock warrants	2,712,436	673,140	370,700
Common stock options	1,744,419	1,444,245	981,805

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents what the net loss and net loss per share would have been had the Company accounted for employee stock based compensation using the fair value method:

	For the Year Ended March 31

	2005	2004	2003

Net loss attributable to common shareholders as reported	$(10,774,602)	$(23,648,821)	$(41,387,305)
Stock-based compensation expense included in net loss	—	2,185,463	—
Stock-based compensation expense if the fair value method had been adopted	(2,112,914)	(3,288,790)	(4,028,184)

Pro forma net loss attributable to common shareholders	(12,887,516)	(24,752,148)	(45,415,489)

Basic loss per common share	$(0.31)	$(0.78)	$(1.76)

Basic loss per common share — pro forma	(0.37)	(0.81)	(1.93)

Diluted loss per common shares (as restated)	$(0.40)	$(0.78)	$(1.76)

Diluted loss per common share — pro forma	$(0.45)	$(0.81)	$(1.93)

      Fair value calculations for employee grants were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003

Risk Free Rate	2.87% - 4.33%	2.14% - 3.50%	2.65% - 4.84%
Volatility	126% - 137%	150%	135% - 150%
Expected Life	5 years	5 years	5 years
Expected Dividends	0%	0%	0%

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Acquisitions

TECOTA
      From February 23, 2001 until December 31, 2004, the Company owned a 0.84% interest in Technology Center of the Americas, LLC (“TECOTA”), the entity that owns the building in which the NAP of the Americas is housed (“NAP of the Americas building”). In July 2004, the Company entered into an agreement under which it assumed the obligation to purchase the other outstanding equity interests in TECOTA. On December 31, 2004, the Company completed the purchase of those other outstanding equity interests such that TECOTA became a wholly-owned subsidiary. In connection with this purchase, the Company paid approximately $40.0 million for the equity interests and repaid an approximately $35.0 million mortgage to which the NAP of the Americas building was subject. The Company allocated the purchase price based upon the fair value of assets acquired and liabilities assumed. The following is an allocation of the purchase price and a reconciliation of payments made:

Assets
Cash	$1,574,000
Other current assets	383,000
Land and building	64,973,000
Liabilities
Accounts payable	(462,000)

Fair value of net assets acquired	66,468,000
Adjustments:
Write off of Terremark’s deferred rent liability to TECOTA	9,324,000
Terremark’s partnership interest in TECOTA under cost method	(392,000)
Repayment of mortgage	(35,736,000)

Cash paid to former TECOTA partners	$39,664,000

      The following unaudited pro forma financial information of the Company has been presented as if the acquisition of TECOTA had occurred as of April 1:

	2004	2003

Revenues	$50,200,000	$20,900,000

Net loss	$11,800,000	$28,500,000

Net loss per common share:
Basic	$(0.35)	$(0.94)

Diluted	$(0.35)	$(0.94)

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Because it had not commenced significant operations and had no customers or employees when the above transactions were consummated, the Company concluded that the assets acquired do not constitute a business. The Company allocated the purchase price based upon the fair value of assets acquired and liabilities assumed. The following is an allocation of the aggregate purchase price:

Assets
Equipment	$204,040
Terremark stock	7,220,637
Liabilities
Notes payable, current	(3,708,705)
Accounts payable and accrued expenses	(677,444)
Minority Interests	(167,466)

Net Assets	$2,871,062
Previous equity ownership	(333,435)

Cash paid for acquisition	$2,537,627

5.	Restricted cash consists of:

	March 31,

	2005	2004

Capital improvements reserve	$4,000,000	$—
Security deposits under bank loan agreement	1,681,400	—
Security deposits under operating leases	1,641,531	789,476
Escrow deposits under mortgage loan agreement	503,921	—

	7,826,852	789,476
Less: current portion	(2,185,321)	—

	$5,641,531	$789,476

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment
      Property and equipment consist of the following:

	March 31,

	2005	2004

Land	$10,393,877	$—
Building and improvements	96,643,573	50,992,419
Furniture, equipment and software, including $958,230 and $4,530,101 in capital leases	34,479,387	15,472,428

	141,516,837	66,464,847
Less accumulated depreciation, including $192,959 and $3,205,036 in capital leases	(18,110,516)	(12,650,402)

	123,406,321	53,814,445
Equipment held for installation	—	83,271

	$123,406,321	$53,897,716

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

9.	Derivatives
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
rates the $49.0 million mortgage payable for the four-year period for which the rate cap protection agreement is in effect:

•	5.0% per annum, starting January 4, 2005;

•	5.75% per annum, starting August 11, 2005;

•	6.5% per annum, starting February 11, 2006;

•	7.25% per annum, starting August 11, 2006; and

•	7.72% per annum, starting February 11, 2007 until the termination date of the rate cap protection agreement.

10.	Notes Payable
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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      At March 31, 2004, the Company had outstanding an aggregate of $40,506,039 in notes payable which were repaid in June 2004.

11.	Stockholders’ Equity (Deficit)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

      In December 2004, the Company issued warrants to purchase an aggregate of 2 million shares of its common stock at an average exercise price equal to $7.80 per share to the lenders in connection with the financing of the TECOTA acquisition. The estimated fair market value of such warrants was $8,782,933 (see Note 10).
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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

12.	Commitments and Contingencies

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Data Center Revenues
      Data center revenues consist of the following:

	For the Year Ended March 31,

	2005	2004

Colocation	$21,402,860	$9,861,638
Exchange point services	4,564,283	3,571,709
Managed and professional services	9,017,282	3,179,264
Other	918	421,766

	$34,985,343	$17,034,377
Technology infrastructure buildouts	11,832,745	—

Total data center revenues	$46,818,088	$17,034,377

15.	Other Income (Expenses)
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

16.	Income Taxes
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

17.	Information About the Company’s Operating Segments
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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following present information about reportable segments:

	Data center	Real Estate
For the year ended March 31,	operations	services	Total

2005

Revenue	46,818,088	1,329,526	48,147,614
Loss from operations	(13,506,734)	(400,010)	(13,906,744)
Net loss	(9,490,543)	(368,809)	(9,859,352)

2004

Revenue	$17,034,377	$1,179,362	$18,213,739
Loss from operations	(20,237,820)	(338,587)	(20,576,407)
Net loss	(22,152,261)	(338,316)	(22,490,577)

2003

Revenue	$11,032,984	$3,660,719	$14,693,703
Loss from operations	(21,658,738)	(3,671,562)	(25,330,300)
Net loss	(37,565,136)	(3,662,169)	(41,227,305)

Assets, as of

March 31, 2005	208,905,664	—	208,905,664
March 31, 2004	$77,101,579	$331,124	$77,432,703
      A reconciliation of total segment loss from operations to loss before income taxes follows:

	For the Year Ended March 31,

	2005	2004	2003

Total segment loss from operations	(13,906,744)	$(20,576,407)	$(25,330,300)
Change in fair value of derivatives	15,283,500	—	—
Debt restructuring	3,420,956	8,475,000	—
Inducement on debt conversion		—	(4,871,245)
Interest income	666,286	131,548	136,278
Interest expense	(15,493,610)	(14,624,922)	(11,007,683)
Gain on real estate held for sale		—	—
Other income (expense)	170,260	4,104,204	(154,355)

Loss before income taxes	$(9,859,352)	$(22,490,577)	$(41,227,305)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Supplemental Cash Flow Information

	For the Year Ended March 31,

	2005	2004	2003

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,399,840	$7,349,467	$7,321,545

Non-cash operating, investing and financing activities:
Warrants issued	1,380,000	644,597	612,500

Conversion of notes payable to convertible debt	—	5,450,000	—

Beneficial conversion feature on issuance of convertible debentures and preferred stock	—	10,472,021	—

Assets acquired under capital leases	—	196,211	—

Warrants exercised and converted to equity	261,640	3,971	—

Conversion of accounts payable to equity	—	229,588	361,491

Conversion of debt and related accrued interest to equity	262,500	9,420,004	4,205,686

Conversion of construction payables and accrued interest to equity	—	14,400,977	—

Conversion of liabilities of discontinued operations to equity	—	—	370,000

Forgiveness of construction payables	—	—	1,290,013

Conversion of convertible debt and related accrued interest to equity	27,773,524	258,306	17,080,476

Settlement of note receivable through extinguishment of convertible debt	418,200	—	—

Issuance of note payable for other asset	—	—	1,000,000

Cancellation and expiration of warrants	146,145	26,575	—

Settlement of notes receivable — related party by tendering Terremark Stock	4,951,904	—	—

Non-cash preferred dividend	481,947	(1,158,244)	(160,000)