Form 10-Q/A
period 2005-06-30
TERREMARK WORLDWIDE INC
filed 2006-02-02
CIK 912890

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

Explanatory Note

      Terremark Worldwide, Inc. (the “Company”) is amending its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 to correct the disclosures of diluted earnings per share as described in more detail below.

      As previously reported, the Company is restating its previously reported annual and interim disclosures of diluted earnings per share. As reported on November 9, 2005, in calculating diluted earnings per share using the “if converted” method for the year ended March 31, 2005 and for certain interim periods therein, the Company adjusted the net income or loss attributable to common stockholders for the interest expense on its 9% Senior Convertible Notes due June 15, 2009 (the “Senior Convertible Notes”); however, it did not consider the effect on net income or loss attributable to common stockholders of the change in fair value of the embedded derivatives within those same Senior Convertible Notes. Additionally, the Company made an adjustment to its previously reported basic earnings per share for the three and six months ended September 30, 2004 to correct its basic earnings per share calculation under the “two-class” method. On December 14, 2005, the Company concluded that it failed to use the correct interest expense amount in calculating diluted earnings per share for the September 30, 2004 and December 31, 2004 interim periods in the fiscal year ended March 31, 2005 when reporting restated amounts in its Current Report on Form 8-K filed on November 9, 2005. The Company had previously noted that it failed to use the correct interest expense amount in calculating diluted earnings per share for the June 30, 2004 interim period but had not reported this matter. The Company has determined that the effect of these matters was material to amounts previously disclosed for the year ended March 31, 2005, the nine months ended December 31, 2004, the three and six months ended September 30, 2004 and the three months ended June 30, 2004. See Note 2 to the consolidated financial statements for the quarter ended June 30, 2004 in the Quarterly Report on Form 10-Q/ A.

      None of these adjustments affect previously recorded operating revenues, net loss, cash flow from operations or the Company’s financial position as reported on its balance sheets. However, in connection with the restatement described above, management determined that the Company did not maintain effective controls over the evaluation of interest expense and the impact of embedded derivatives within the Senior Convertible Notes in the calculation of diluted earnings per share under the “if converted” method and did not accurately calculate basic earnings per share under the two-class method, in accordance with generally accepted accounting principles, and that this control deficiency constitutes a material weakness. Accordingly, the Company is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005, which was originally filed on August 9, 2005 (the “Original Filing”). This Amendment No. 1 is being filed for the purpose of amending and restating Item 1. “Condensed Consolidated Financial Statements” and Item 4. “Controls and Procedures” as set forth in the Original Filing.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	June 30,

		2004
	2005	(Restated)

	(Unaudited)
Revenues
Data center — services	$10,671,120	$7,111,171
Construction contracts and fees	—	784,340

Operating revenues	10,671,120	7,895,511

Expenses
Data center operations — services, excluding depreciation	7,011,649	5,736,681
Construction contract expenses, excluding depreciation	—	705,346
General and administrative	4,180,644	3,562,114
Sales and marketing	1,759,074	970,346
Depreciation and amortization	1,864,461	1,276,749

Operating expenses	14,815,828	12,251,236

Loss from operations	(4,144,708)	(4,355,725)

Other income (expenses)
Change in fair value of derivatives embedded within convertible debt	(464,025)	3,303,375
Gain on debt restructuring and extinguishment, net	—	3,420,956
Interest expense	(5,996,853)	(2,983,834)
Interest income	460,173	66,319
Other, net	14,141	(27,666)

Total other income (expenses)	(5,986,564)	3,779,150

Loss before income taxes	(10,131,272)	(576,575)
Income taxes	—	—

Net loss	(10,131,272)	(576,575)
Preferred dividend	(187,789)	(242,310)

Net loss attributable to common shareholders	$(10,319,061)	$(818,885)

Net loss per common share:
Basic	$(0.25)	$(0.02)

Diluted	$(0.25)	$(0.10)

Weighted average common shares outstanding-basic	41,842,567	32,902,643

Weighted average common shares outstanding-diluted	48,742,567	34,052,643

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

2.     Restatement

      The accompanying consolidated financial statements for the quarter ended June 30, 2004 have been restated to correct the disclosures of diluted earnings per share. In calculating diluted earnings per share using the “if converted” method, the Company failed to use the correct interest expense amount in adjusting the net income or loss attributable to common stockholders for the interest expense on its 9% Senior Convertible Notes due June 15, 2009 (the ’‘Senior Convertible Notes”); additionally, it did not consider the effect on net income or loss attributable to common stockholders of the change in fair value of the embedded derivatives within those Senior Convertible Notes. The Company has determined that this effect was dilutive for the three months ended June 30, 2004. The effect of these matters in calculating diluted earnings per share was to decrease the net loss by $572,000 for the adjustment of interest expense, increase the net loss by approximately $3.3 million to reverse the effect of the change in the fair value of the embedded derivative within the senior convertible notes and increase the weighted average common shares outstanding by approximately 1.1 million shares. These adjustments increased diluted loss per share from $(0.02) (as previously reported) to $(0.10) (as restated).

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

      Data center revenues consist of monthly recurring fees for colocation, exchange point, and managed services fees. It also includes monthly rental income for unconditioned space in our Miami facility. Revenues from colocation and exchange point services, as well as rental income for unconditioned space, are recognized ratably over the term of the contract. Installation fees and significant related direct costs are deferred and recognized ratably over the expected term of the customer relationship. Managed services fees are recognized in the period in which the services are provided.

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

      The following table presents what the net loss and net loss per share would have been had the Company accounted for employee stock based compensation using the fair value method:

	For the Three Months Ended
	June 30,

	2005	2004

Net loss attributable to common shareholders as reported	$(10,319,061)	$(818,885)
Incremental stock-based compensation expense if the fair value method had been adopted	(193,924)	(539,170)

Pro forma net loss attributable to common shareholders	$(10,512,985)	$(1,358,055)

Basic loss per common share — as reported	$(0.25)	$(0.02)

Basic loss per common share — pro forma	$(0.25)	$(0.04)

Diluted loss per common share — (as restated)	$(0.25)	$(0.10)

Diluted loss per common share — pro forma	$(0.25)	$(0.12)

      Fair value calculations for employee grants were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004

Risk Free Rate	3.69% - 4.13%	2.14% - 3.50%
Volatility (3 year historical)	113% - 118%	150%
Expected Life	5 years	5 years
Expected Dividends	0%	0%

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

	For the Three Months Ended
	June 30,

		2004
	2005	(Restated)

Net loss	$(10,131,272)	$(576,575)
Adjustments:
Preferred dividend	(187,789)	(242,310)
Interest expense, including amortization of discount and debt issue costs	—	571,939
Change in fair value of derivatives embedded within convertible debt	—	(3,303,375)

	$(10,319,061)	$(3,550,321)

      The following table represents the reconciliation of weighted average shares outstanding to basic and diluted weighted average shares outstanding.

	For the Three Months Ended
	June 30,

		2004
	2005	(Restated)

Basic:
Weighted average common shares outstanding — basic	41,842,567	32,902,643

Diluted:
Weighted average common shares outstanding — basic	41,842,567	32,902,643
Weighted average Senior Convertible Notes	—	1,150,000

Weighted average common shares outstanding — diluted	41,842,567	34,052,643

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The following table presents potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated:

	June 30,

		2004
	2005	(Restated)

Series I convertible preferred stock	1,230,000	1,333,333
Series H redeemable preferred stock	29,400	29,400
Senior convertible notes	6,900,000	—

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

4.     Restricted Cash

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

6.     Convertible Debt

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

7.     Derivatives

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

8.     Notes Payable

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

9.     Series H Redeemable Convertible Preferred Stock

      On June 1, 2005, the Series H convertible preferred stock became redeemable in cash at the request of the holder, and accordingly, is presented as a current liability in the accompanying condensed consolidated balance sheet.

10.     Changes in Stockholder’s Equity

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

11.     Related Party Transactions

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

12.     Data Center Revenues

      Data center revenues consist of the following:

	For the Three Months Ended
	June 30,

	2005	2004

Colocation	$6,047,603	$4,696,056
Exchange point services	1,316,093	1,031,995
Managed and professional services	3,307,424	1,382,202
Other	—	918

	$10,671,120	$7,111,171

13.     Information About the Company’s Operating Segments

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

14.     Supplemental Cash Flow Information

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

15.     Subsequent Events

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

      As discussed in Note 2 to the condensed consolidated financial statements of this Form 10-Q/A, we restated previously disclosed interim period disclosures of diluted earnings per share. In connection with this restatement, management determined that another material weakness existed as of June 30, 2005 and has not been remediated through September 30, 2005. The Company did not maintain effective controls over the accounting for and calculation of earnings per share. Specifically, we did not maintain effective controls over the evaluation of interest expense and the impact of embedded derivatives within the Senior Convertible Notes in the calculation of diluted earnings per share under the “if converted” method and did not accurately calculate basic earnings per share under the two-class method, in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of the annual March 31, 2005 consolidated financial statements and interim September 30, 2004 and December 31, 2004 consolidated financial statements, as well as an audit adjustment in the September 30, 2005 interim consolidated financial statements. Additionally, this material weakness could result in a misstatement of disclosures of earnings per share that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness. We are currently evaluating potential steps that we can take to remediate the material weaknesses in our internal controls over financial reporting, including steps that can be taken in the process of documenting and evaluating the applicable accounting treatment for and calculation of earnings per share.

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