Form 10-Q/A
period 2005-09-30
TERREMARK WORLDWIDE INC
filed 2006-02-02
CIK 912890

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

Explanatory Note
      Terremark Worldwide, Inc. (the Company) is amending its quarterly report on Form 10-Q for the quarter ended September 30, 2005 to restate its previously disclosed September 30, 2004 interim period disclosures of diluted earnings per share as disclosed in Note 2 to the accompanying condensed consolidated financial statements. As previously reported, the Company is restating its previously reported annual and interim disclosures of diluted earnings per share. As reported on November 9, 2005, in calculating diluted earnings per share using the “if converted” method for the year ended March 31, 2005 and for certain interim periods therein, the Company adjusted the net income or loss attributable to common stockholders for the interest expense on its 9% Senior Convertible Notes due June 15, 2009 (the “Senior Convertible Notes”); however, it did not consider the effect on net income or loss attributable to common stockholders of the change in fair value of the embedded derivatives within those same Senior Convertible Notes. Additionally, the Company made an adjustment to its previously reported basic earnings per share for the six and three months ended September 30, 2004 to correct its basic earnings per share calculation under the “two-class” method. This adjustment reduced basic earnings per share for those periods from $0.05 and $0.07, respectively to $0.04 and $0.06, respectively. On December 14, 2005, the Company concluded that it failed to use the correct interest expense amount in calculating diluted earnings per share for the September 30, 2004 and December 31, 2004 interim periods in the fiscal year ended March 31, 2005 when reporting restated amounts in its Current Report on Form 8-K filed on November 9, 2005. The Company had previously noted that it failed to use the correct interest expense amount in calculating diluted earnings per share for the June 30, 2004 interim period but had not reported this matter. The Company is adjusting the interest expense used to calculate the diluted earnings per share using the “if converted” method. This adjustment changed interest expense used to calculate diluted earnings per share using the “if converted” method by approximately $3,200,000 and $430,000 for the six and three months ended September 30, 2004, respectively. As a result, the diluted loss per share increased from $(0.14) to $(0.22) for the six months ended September 30, 2004 and from ($0.10) to ($0.11) for the three months ended September 30, 2004.
      None of these adjustments affect previously recorded operating revenues, net loss, cash flow from operation or the Company’s financial position as reported on its balance sheets. However, in connection with the restatement described above, management determined that the Company did not maintain effective controls over the evaluation of interest expense and the impact of embedded derivatives within the Senior Convertible Notes in the calculation of diluted earnings per share and did not accordingly calculate basic earnings per share under the “two-class” method, in accordance with generally accepted accounting principles and that this control deficiency constitutes a material weakness. Accordingly, the Company is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005, which was originally filed on November 9, 2005 (the “Original Filing”). This Amendment No. 1 is being filed for the purpose of amending and restating Item 1. “Condensed Consolidated Financial Statements” and Item 4. “Control and Procedures” as set forth in the Original Filing and to attach a signature page to the Original Filing, which was inadvertently removed from the Original Filing during transmittal.
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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(as restated)		(as restated)
Revenues
Data center	$24,632,200	$15,025,915	$13,961,080	$7,914,744
Construction contracts and fees	—	1,087,708	—	303,368

Operating revenues	24,632,200	16,113,623	13,961,080	8,218,112

Expenses
Data center operations, excluding depreciation	15,729,856	12,200,670	8,718,207	6,463,989
Construction contract expenses, excluding depreciation	—	948,813	—	243,467
General and administrative	7,684,085	6,979,446	3,503,439	3,417,332
Sales and marketing	3,780,133	2,033,119	2,021,059	1,062,773
Depreciation and amortization	3,911,615	2,573,054	2,047,154	1,296,305

Operating expenses	31,105,689	24,735,102	16,289,859	12,483,866

Loss from operations	(6,473,489)	(8,621,479)	(2,328,779)	(4,265,754)

Other income (expenses)
Change in fair value of derivatives embedded within convertible debt	9,977,675	13,679,250	10,441,700	10,375,875
Gain on debt restructuring and extinguishment, net	—	3,420,956	—	—
Interest expense	(12,301,995)	(6,433,148)	(6,305,142)	(3,449,314)
Interest income	899,434	196,243	439,261	129,924
Gain on sale of asset	499,388	—	499,388	—
Other, net	(66,136)	(4,260)	(80,276)	23,406

Total other (expenses) income	(991,634)	10,859,041	4,994,931	7,079,891

(Loss) income before income taxes	(7,465,123)	2,237,562	2,666,152	2,814,137
Income taxes	—	—	—	—

Net (loss) income	(7,465,123)	2,237,562	2,666,152	2,814,137
Preferred dividend	(372,489)	(486,821)	(184,700)	(244,511)
Earnings allocation to participating security holders	—	(240,611)	(396,616)	(488,423)

Net (loss) income attributable to common stockholders	$(7,837,612)	$1,510,130	$2,084,836	$2,081,203

Net (loss) income per common share:
Basic	$(0.18)	$0.04	$0.05	$0.06

Diluted	$(0.22)	$(0.22)	$(0.09)	$(0.11)

Weighted average shares outstanding — basic	42,369,338	33,605,480	42,890,383	35,066,003

Weighted average shares outstanding — diluted	49,269,338	37,630,480	49,790,383	41,966,003

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
      In December 2005, the Company concluded that it would further restate its September 30, 2004 interim period disclosures of diluted earnings per share as previously reported on November 9, 2005 in its Form 10-Q for the quarter ended September 30 2005. As previously reported on November 9, 2005, in calculating diluted earnings per share using the “if converted” method for the year ended March 31 2005 and for certain interim periods therein, the Company adjusted the net income or loss attributable to common stockholders for the interest expense on its 9% Senior Convertible Notes due June 15, 2009 (the “Senior Convertible Notes”); however, it did not consider the effect on net income or loss attributable to common stockholders of the change in the fair value of the embedded derivatives within those same Senior Convertible Notes. The effect of these matters in calculating diluted earning per share for the six and three months period ended September 30, 2004 was to increase the net income by approximately $3.7 and $3.0 million, respectively, for the adjustment of interest expense, decrease of net income by approximately $13.7 million and $10.4 million, respectively, to reverse the effect of the change in the fair value of the embedded derivative within the senior convertible notes and increase in weighted average common shares outstanding by approximately 4.0 million and 6.9 million shares respectively. On December 14, 2005, the Company concluded that it failed to use the correct interest expense amount in calculating diluted earnings per share for the September 30, 2004 interim period in the fiscal year ended March 31, 2005 when reporting restated amounts in its Current Report on Form 10-Q filed on November 9, 2005. As a result, the Company is adjusting the interest expense used in the calculation of diluted earnings per share under the “if converted” method for the six and three months ended September 30, 2004 from those amounts previously disclosed in its Form 10-Q for the quarter ended September 30, 2005. This adjustment changed interest expense used to calculate diluted earnings per share using the “if converted” method by approximately $3,200,000 and $430,000 for the six and three months ended September 30, 2004, respectively. The effect of these matters on amounts originally reported and disclosed within the Company’s Quarterly Reports on Form 10-Q is as follows:

	Six Months Ended	Three Months Ended
	September 30, 2004	September 30, 2004

Net (loss) income per common share:
As originally reported:
Diluted:	$0.05	$0.07
As previously reported within the Company’s Quarterly Report on Form 10-Q filed on November 9, 2005:
Diluted:	$(0.14)	$(0.10)

As currently reported and restated:
Diluted:	$(0.22)	$(0.11)

      As noted above, the Company is amending its disclosure of the reconciliation of net income to the numerator used for diluted loss per share to correct interest expense for the six and three month periods

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ended September 30, 2004 as previously reported in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.

	For the Six Months Ended		For the Three Months Ended
	September 30,		September 30,

	2004	2004	2004	2004

	(as previously	(as restated)	(as previously	(as restated)
	reported)		reported)
Net income	$2,237,562	$2,237,562	$2,814,137	$2,814,137
Adjustments:
Preferred dividend	(486,821)	(486,821)	(244,511)	(244,511)
Earnings allocation attributable to preferred stock	(59,739)	(59,739)	(78,901)	(78,901)
Interest expense, including amortization of discount and debt issue costs	6,874,408	3,651,193	3,510,194	3,079,254
Change in fair value of derivatives embedded within convertible debt	(13,679,250)	(13,679,250)	(10,375,875)	(10,375,875)

	$(5,113,840)	$(8,337,055)	$(4,374,956)	$(4,805,896)

      These adjustments increased diluted earnings per share from $(0.14) as previously reported to $(0.22) (as restated) for the six months ended September 30, 2004 and from $(0.10) as previously reported to $(0.11) (as restated) for the three months ended September 30, 2004.
      Additionally, on November 9, 2005 the Company made an adjustment to its previously reported basic earnings per share for the six and three months ended September 30, 2004 to correct its basic earnings per share calculation under the two-class method. This adjustment reduced basic earnings per share for those periods from $0.05 and $0.07, respectively, to $0.04 and $0.06, respectively. As a result, the Company is also disclosing within the condensed consolidated statements of operations for these periods, the net income available to common stockholders after an allocation of earnings to participating security holders as follows:

	September 30, 2004

	Six Months Ended	Three Months Ended

Net income attributable to common shareholders
As previously reported	$1,750,741	$2,569,626

As restated	$1,510,130	$2,081,203

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
      The following table presents what the net loss and net loss per share would have been had the Company accounted for employee stock based compensation using the fair value method:

	For the Six Months Ended		For the Three Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(as restated)		(as restated)
Net loss attributable to common stockholders as reported	$(7,837,612)	$1,510,130	$2,084,836	$2,081,203
Incremental stock-based compensation expense if the fair value method had been adopted	(665,261)	$(616,609)	$(339,668)	$(77,439)

Pro forma net loss attributable to common stockholders	$(8,502,873)	$893,521	$1,745,168	$2,003,764

Basic (loss) income per common share — as reported	$(0.18)	$0.04	$0.05	$0.06

Basic (loss) income per common share — pro forma	$(0.20)	$0.03	$0.04	$0.06

Diluted loss per common share — as reported	$(0.22)	$(0.22)	$(0.09)	$(0.11)

Diluted loss per common share — pro forma	$(0.24)	$(0.24)	$(0.10)	$(0.12)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Fair value calculations for employee grants were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004

Risk Free Rate	3.69% — 4.28%	2.14% — 3.50%
Volatility (3 year historical)	113% — 118%	150%
Expected Life	5 years	5 years
Expected Dividends	0%	0%

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the reconciliation of net (loss) income to the numerator used for diluted loss per share (unaudited):

	For the Six Months Ended		For the Three Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(as restated)		(as restated)
Net (loss) income	$(7,465,123)	$2,237,562	$2,666,152	$2,814,137
Adjustments:
Preferred dividend	(372,489)	(486,821)	(184,700)	(244,511)
Earnings allocation attributable to preferred stock	—	(59,739)	(61,218)	(78,901)
Interest expense, including amortization of discount and debt issue costs	6,874,408	3,651,193	3,510,194	3,079,254
Change in fair value of derivatives embedded within convertible debt	(9,977,675)	(13,679,250)	(10,441,700)	(10,375,875)

	$(10,940,879)	$(8,337,055)	$(4,511,272)	$(4,805,896)

      The following table presents the reconciliation of weighted average shares outstanding to basic and diluted weighted average shares outstanding (unaudited):

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

	For the Six Months Ended		For the Three Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(as restated)		(as restated)
Revenues	$27,246,068	$18,904,623	$14,498,948	$9,535,112

Net (loss) income	(7,322,774)	2,268,562	2,756,803	2,887,137

Basic net (loss) income per share	$(0.18)	$0.04	$0.05	$0.06

Diluted net loss per share	$(0.22)	$(0.22)	$(0.14)	$(0.11)

5.	Mortgage Payable
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
      As discussed in Note 2 to the condensed consolidated financial statements of this Form 10-Q/A, we restated the September 30, 2004 previously issued financial statements to correct the disclosure of diluted earnings per share. In connection with this restatement, management determined that another material weakness existed as of September 30, 2005. The Company did not maintain effective controls over the accounting for and calculation of earnings per share. Specifically, we did not maintain effective controls over the evaluation of interest expense and the impact of embedded derivatives within the Senior Convertible Notes in the calculation of diluted earnings per share under the “if converted” method and did not accurately calculate basic earnings per share under the two-class method, in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of the annual March 31, 2005 consolidated financial statements and interim June 30, 2004, September 30, 2004 and December 31, 2004 consolidated financial statements, as well as an audit adjustment in the September 30, 2005 interim consolidated financial statements. Additionally, this material weakness could result in a misstatement of disclosures of earnings per share that would result in a material misstatement of the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.
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

Signature Page
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November, 2005.

TERREMARK WORLDWIDE, INC.

By:	/s/ MANUEL D. MEDINA

Manuel D. Medina
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

TERREMARK WORLDWIDE, INC.

By:	/s/ JOSE A. SEGRERA

Jose A. Segrera
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

Signature Page
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of February, 2006.

TERREMARK WORLDWIDE, INC.

By:	/s/ MANUEL D. MEDINA

Manuel D. Medina
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

TERREMARK WORLDWIDE, INC.

By:	/s/ JOSE A. SEGRERA

Jose A. Segrera
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)