Form 10-Q
period 2005-12-31
TERREMARK WORLDWIDE INC
filed 2006-02-09
CIK 912890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2006

Common stock, $0.001 par value per share	43,621,317 shares

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2005	2005

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,265,339	$44,001,144
Restricted cash	1,483,449	2,185,321
Accounts receivable, net of allowance for doubtful accounts of $478,535 and $200,000	10,406,573	4,388,889
Current portion of capital lease receivable	2,507,029	2,280,000
Prepaid expenses and other current assets	2,353,570	942,575

Total current assets	39,015,960	53,797,929
Restricted cash	5,210,366	5,641,531
Property and equipment, net of accumulated depreciation of $24,037,668 and $18,110,516	125,100,677	123,406,321
Debt issuance costs, net of accumulated amortization of $2,359,597 and $1,007,734	7,411,189	8,797,296
Other assets	2,687,866	1,182,716
Capital lease receivable, net of current portion	4,631,207	6,080,001
Intangibles, net of accumulated amortization of $325,000	3,875,000	—
Goodwill	16,619,376	9,999,870

Total assets	$204,551,641	$208,905,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$1,988,107	$6,219,974
Accounts payable and accrued expenses	16,663,091	10,067,016
Interest payable	1,874,154	2,680,882
Series H redeemable convertible preferred stock: $.001 par value, 294 shares issued and outstanding, at liquidation value	639,196	—

Total current liabilities	21,164,548	18,967,872
Mortgage payable, less current portion	45,858,772	46,034,024
Convertible debt	57,678,805	53,972,558
Derivatives embedded within convertible debt, at estimated fair value	11,622,378	20,116,618
Notes payable, less current portion	25,033,037	23,664,142
Deferred rent and other liabilities	2,916,430	2,900,567
Capital lease obligations, less current portion	571,436	434,441
Deferred revenue	4,688,616	1,994,598
Series H redeemable convertible preferred stock: $.001 par value, 294 shares issued and outstanding, at liquidation value	—	616,705

Total liabilities	169,534,022	168,701,525

Minority interest	—	28,090

Commitments and contingencies	—	—

Stockholders’ equity:
Series I convertible preferred stock: $.001 par value, 339 and 383 shares issued and outstanding (liquidation value of approximately $8.9 million and $10.0 million)	1	1
Common stock: $.001 par value, 100,000,000 shares authorized; 44,486,519 and 42,587,321 shares issued	44,486	42,587
Common stock warrants	13,613,945	13,599,704
Common stock options	1,538,260	1,538,260
Additional paid-in capital	289,696,298	279,063,085
Accumulated deficit	(261,981,676)	(246,674,069)
Accumulated other comprehensive loss	(353,290)	(172,882)
Treasury stock: 865,202 shares	(7,220,637)	(7,220,637)
Notes receivable	(319,768)	—

Total stockholders’ equity	35,017,619	40,176,049

Total liabilities and stockholders’ equity	$204,551,641	$208,905,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

Revenues
Data center — services	$43,513,944	$23,951,730	$18,881,744	$8,925,815
Data center — technology infrastructure build-out	—	9,393,896	—	9,393,896
Construction contracts and fees	—	1,329,527	—	241,819

Operating revenues	43,513,944	34,675,153	18,881,744	18,561,530

Expenses
Data center operations — services, excluding depreciation	27,252,117	20,176,588	11,522,260	7,975,918
Data center operations — technology infrastructure build-out	—	7,406,149	—	7,406,149
Construction contract expenses, excluding depreciation	—	1,128,751	—	179,938
General and administrative	10,972,117	10,451,253	3,288,032	3,471,807
Sales and marketing	6,055,976	3,403,263	2,275,843	1,370,144
Depreciation and amortization	6,196,397	3,900,392	2,284,781	1,327,338

Operating expenses	50,476,607	46,466,396	19,370,916	21,731,294

Loss from operations	(6,962,663)	(11,791,243)	(489,172)	(3,169,764)

Other income (expenses)
Change in fair value of derivatives embedded within convertible debt	8,555,138	14,343,375	(1,422,538)	664,125
Gain on debt restructuring and extinguishment, net	—	3,420,956	—	—
Interest expense	(18,615,512)	(9,387,826)	(6,313,518)	(2,954,678)
Interest income	1,360,626	331,387	461,192	135,144
Gain on sale of asset	499,388	—	—	—
Other, net	(144,584)	32,797	(78,447)	37,056

Total other (expenses) income	(8,344,944)	8,740,689	(7,353,311)	(2,118,353)

Loss before income taxes	(15,307,607)	(3,050,554)	(7,842,483)	(5,288,117)
Income taxes	—	—	—	—

Net loss	(15,307,607)	(3,050,554)	(7,842,483)	(5,288,117)
Preferred dividend	(557,189)	(721,821)	(184,700)	(235,000)

Net loss attributable to common stockholders	$(15,864,796)	$(3,772,375)	$(8,027,183)	$(5,523,117)

Net loss per common share:
Basic	$(0.37)	$(0.11)	$(0.18)	$(0.16)

Diluted	$(0.37)	$(0.30)	$(0.18)	$(0.16)

Weighted average shares outstanding — basic	42,760,894	34,117,235	43,539,750	35,135,181

Weighted average shares outstanding — diluted	42,760,894	39,100,568	43,539,750	35,135,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

		Common Stock
		Par Value $.001						Accumulated
						Additional		Other
	Preferred	Issued		Common Stock	Common Stock	Paid-in	Accumulated	Comprehensive		Notes
	Stock Series I	Shares	Amount	Warrants	Options	Capital	Deficit	Loss	Treasury Stock	Receivable

Balance at March 31, 2005	$1	42,587,321	$42,587	$13,599,704	$1,538,260	$279,063,085	$(246,674,069)	$(172,882)	$(7,220,637)	$—
Conversion of preferred stock	—	146,655	147	—	—	(147)	—	—	—	—
Exercise of stock options	—	112,123	112	—	—	179,370	—	—	—	—
Warrants issued for services	—	—	—	45,226	—	—	—	—	—	—
Accrued dividends on preferred stock	—	—	—	—	—	(557,189)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(180,408)	—	—
Exercise of warrants		12,500	12	(30,985)	—	84,224	—	—	—	—
Issuance of common stock in lieu of cash-preferred stock dividend		27,920	28	—	—	173,355	—	—	—	—
Common stock issued in acquisition		1,600,000	1,600	—	—	10,753,600	—	—	—	—
Loans issued to employees, net of repayments		—	—	—	—	—	—	—	—	(319,768)
Net loss	—	—	—	—	—	—	(15,307,607)	—	—	—

Balance at December 31, 2005	$1	44,486,519	$44,486	$13,613,945	$1,538,260	$289,696,298	$(261,981,676)	$(353,290)	$(7,220,637)	$(319,768)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	December 31,

	2005	2004

	(Unaudited)
Cash flows from operating activities:
Net loss	$(15,307,607)	$(3,050,554)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of long-lived assets	6,196,397	3,900,392
Change in estimated fair value of embedded derivatives	(8,555,138)	(14,343,375)
Accretion on convertible debt and mortgage payables	4,072,678	2,243,784
Amortization of beneficial conversion feature on issuance of convertible debentures	—	904,761
Amortization of discount on notes payable	822,681	—
Interest payment in kind on notes payable	546,214	—
Amortization of debt issue costs	1,372,883	499,798
Provision for bad debt	285,149	—
Gain on debt restructuring and extinguishment	—	(3,626,956)
Other, net	(372,441)	(50,319)
Warrants issued for services	45,226	172,650
Loss on disposal of property and equipment	174,747	—
Gain on sale of asset	(499,388)	—
(Increase) decrease in:
Restricted Cash	1,133,037	—
Accounts receivable	(5,325,684)	(119,694)
Contracts receivable	—	323,029
Capital lease receivable	1,110,011	(4,878,197)
Other assets	(2,193,637)	(1,539,805)
Deferred costs under government contracts	—	(1,766,398)
Increase (decrease) in:
Accounts payable and accrued expenses	2,240,645	4,920,322
Interest payable	(806,728)	(1,167,126)
Deferred revenue	2,694,018	(45,972)
Deferred rent and other liabilities	(12,716)	4,136,765

Net cash used in operating activities	(12,379,653)	(13,486,895)

Cash flows from investing activities:
Capital improvement cash reserve	—	(4,000,000)
Purchases of property and equipment	(4,979,793)	(6,807,074)
Acquisition of a majority interest in NAP Madrid	—	(2,537,627)
Acquisition of TECOTA, net of cash acquired	—	(73,936,374)
Repayments on notes receivable — related party	24,762	—
Proceeds from notes receivable-related party	(344,530)	50,000
Acquisition of Dedigate, net of cash acquired	228,423	—
Proceeds from sale of assets	762,046	—

Net cash used in investing activities	(4,309,092)	(87,231,075)

Cash flows from financing activities:
Increase in restricted cash	—	(5,224,747)
Proceeds from mortgage loan	—	46,799,411
Issuance of senior secured notes	—	23,417,655
Increase in construction payables	—	863,503
Dividends on preferred stock	(212,700)	—
Payments on loans and mortgage payable	(4,748,810)	(36,490,245)
Issuance of convertible debt	—	86,257,312
Payments on convertible debt	—	(10,131,800)
Debt issuance costs	(5,405)	(6,007,370)
Proceeds from issuance of common stock	—	2,000,016
Proceeds from sale of preferred stock	—	2,131,800
Other borrowings	—	935,895
Issuance of warrants	—	8,782,933
Payments under capital lease obligations	(312,878)	(717,013)
Preferred stock issuance costs	—	(587,860)
Proceeds from exercise of stock options and warrants	232,733	124,760

Net cash (used in) provided by financing activities	(5,047,060)	112,154,250

Net (decrease) increase in cash	(21,735,805)	11,436,280
Cash and cash equivalents at beginning of period	44,001,144	4,378,614

Cash and cash equivalents at end of period	$22,265,339	$15,814,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization
      Terremark Worldwide, Inc. (together with its subsidiaries, the “Company” or “Terremark”) is a leading operator of integrated Tier-1 Internet exchanges and a global provider of managed IT infrastructure solutions for government and commercial sectors. Terremark delivers its portfolio of services from seven locations in the U.S., Europe and Latin America and from our four service aggregation and distribution locations in Europe and Asia. Terremark’s flagship facility, the NAP of the Americas, located in Miami, Florida, is the model for the carrier-neutral Internet exchanges and is designed and built to disaster-resistant standards with maximum security to house mission-critical systems infrastructure.

2.	Summary of Significant Accounting Policies
      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles for complete annual financial statements.
      The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the interim periods presented. Operating results for the quarter or the nine months ended December 31, 2005 may not be indicative of the results that may be expected for the year ending March 31, 2006. Amounts as of March 31, 2005 included in the condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended March 31, 2005. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated.

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
      Data center revenues consist of monthly recurring fees for colocation, exchange point, and managed and professional services fees. It also includes monthly rental income for unconditioned space in our Miami facility. Revenues from colocation and exchange point services, as well as rental income for unconditioned space, are recognized ratably over the term of the contract. Installation fees and related direct costs are deferred and recognized ratably over the expected life of the customer installation.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Effective April 1, 2005, the Company revised the estimated life of customer installations from 12 to 48 months. The Company has determined that this change in accounting estimate does not and will not have a material impact on net earnings in current and future periods. Managed services fees are recognized in the period in which the services are provided.
      Revenues for professional services rendered are recognized on a time and materials basis or on a fixed-fee basis. Revenues for time and materials contracts are recognized based on the number of hours worked by our employees at an agreed upon rate per hour and are recognized in the period in which services are performed. Revenues related to fixed-fee contracts are recognized on the proportional performance method of accounting based on the ratio of labor hours incurred to estimated total labor hours. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. The contracted dollar amount used in this calculation excludes the amount the client pays us for procurement of equipment and services to be provided by third parties. Revenues and costs related to the procurement of equipment and services to be provided by third parties are deferred in the balance sheet until the equipment or the service is delivered and accepted by the customer. On an ongoing basis, our project delivery and finance personnel review hours incurred and estimated total labor hours to complete projects and any revisions in these estimates are reflected in the period in which they become known.

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

Significant concentrations
      The Company’s two largest customers accounted for approximately 14% and 13%, respectively, of data center revenues for the nine months ended December 31, 2005. Two customers accounted for approximately 43% and 15%, respectively, of data center revenues for the nine months ended December 31, 2004.

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
      The following table presents what the net loss and net loss per share would have been had the Company accounted for employee stock based compensation using the fair value method:

	For the Nine Months Ended		For the Three Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

Net loss attributable to common stockholders as reported	$(15,864,796)	$(3,772,375)	$(8,027,183)	$(5,523,117)
Incremental stock-based compensation expense if the fair value method had been adopted	$(969,523)	$(927,293)	$(313,614)	$(310,684)

Pro forma net loss attributable to common stockholders	$(16,834,319)	$(4,699,668)	$(8,340,797)	$(5,833,801)

Basic loss per common share — as reported	$(0.37)	$(0.11)	$(0.18)	$(0.16)

Basic loss per common share — pro forma	$(0.39)	$(0.14)	$(0.19)	$(0.17)

Diluted loss per common share — as reported	$(0.37)	$(0.30)	$(0.18)	$(0.16)

Diluted loss per common share — pro forma	$(0.39)	$(0.33)	$(0.19)	$(0.17)

      Fair value calculations for employee grants were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004

Risk Free Rate	3.69% — 4.40%	2.14% — 3.50%
Volatility (3 year historical)	112 — 118%	89 — 150%
Expected Life	5 years	5 years
Expected Dividends	0%	0%

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
      The following table presents the reconciliation of net loss to the numerator used for diluted loss per share (unaudited):

	For the Nine Months Ended		For the Three Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

Net loss	$(15,307,607)	$(3,050,554)	$(7,842,483)	$(5,288,117)
Adjustments:
Preferred dividend	(557,189)	(721,821)	(184,700)	(235,000)
Interest expense, including amortization of discount and debt issue costs	—	6,279,072	—	—
Change in fair value of derivatives embedded within convertible debt	—	(14,343,375)	—	—

	$(15,864,796)	$(11,836,678)	$(8,027,183)	$(5,523,117)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the reconciliation of weighted average shares outstanding to basic and diluted weighted average shares outstanding.

	For the Nine Months Ended		For the Three Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

Basic:
Weighted average common shares outstanding	42,760,894	34,117,235	43,539,750	35,135,181

Diluted:
Weighted average common shares outstanding — basic	42,760,894	34,117,235	43,539,750	35,135,181
Weighted average Senior Convertible Notes	—	4,983,333	—	—

Weighted average common shares outstanding — diluted	42,760,894	39,100,568	43,539,750	35,135,181

      Unless otherwise included above, the following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (unaudited):

	December 31,

	2005	2004

Series I convertible preferred stock	1,130,000	1,300,000
Series H redeemable convertible preferred stock	29,400	29,400
Common stock warrants	2,712,136	2,712,436
Common stock options	2,334,080	1,744,419
Senior Convertible Notes	6,900,000	6,900,000

Other comprehensive loss
      Other comprehensive loss consists of net loss and foreign currency translation adjustments which is presented in the accompanying consolidated statement of stockholders’ equity.

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
      In March 2005, the FASB issued FASB interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143 (“FIN No. 47”) FIN No. 47 clarifies that the term, conditional retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 further clarifies that the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement and provides guidance on how an entity might reasonably estimate the fair value of such a conditional asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN No. 47 is not expected to have a material impact, if any, on the Company’s financial position, results of operations and cash flows.
      In June 2005, the FASB approved EITF Issue 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 addresses the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are placed in service significantly after and not contemplated at the beginning of a lease term. EITF 05-6 states that (i) leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition and (ii) leasehold improvements that are placed into service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF 05-6 is not expected to have a significant impact, if any, on the Company’s financial position and results of operations.

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

3.	Acquisition
      On August 5, 2005, the Company acquired all of the outstanding common stock of Dedigate, N.V., a managed host services provider in Europe. The preliminary purchase price of $12,114,162 was comprised of: (i) 1,600,000 shares of the Company’s common stock with a fair value of $10,755,200, (ii) cash consideration of $653,552 and (iii) direct transaction costs of $705,410. The fair value of the Company’s stock was determined using the five-day trading average price of the Company’s common stock for two days before and after the date the transaction was announced in August 2005.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The costs to acquire Dedigate were allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their respective fair values, and any excess was allocated to goodwill. The Company has not yet completed the final allocation of the purchase price for the acquisition. Additional information could come to the Company’s attention that may require a revision to the preliminary allocation of the purchase price to the intangible assets and goodwill. As of December 31, 2005, the purchase price allocation was adjusted by an increase in goodwill and other assets of $131,702. The effect of these adjustments on the related amortization was insignificant.

Cash and cash equivalents	$1,587,384
Accounts receivable	977,150
Other current assets	130,931
Property and equipment	831,170
Intangibles assets, including goodwill	10,819,506
Other assets	39,907
Accounts payable and accrued expenses	(1,285,553)
Other liabilities	(986,333)

Net assets acquired	$12,114,162

      The allocation of acquisition intangible assets as of December 31, 2005 is summarized in the following tables:

	Gross Carrying	Amortization	Accumulated
	Amount	Period	Amortization

Intangibles no longer amortized:
Goodwill	$6,619,506	—	$—
Amortizable intangibles
Customer base	1,800,000	10 years	75,000
Technology acquired	2,400,000	4 years	250,000
      The results of Dedigate’s operations have been included in the condensed consolidated financial statements since the acquisition date. The following unaudited pro forma financial information of the Company for the nine months ended December 31, 2005 and 2004 have been presented as if the acquisition of Dedigate had occurred as of the beginning of each period. This pro forma information does not necessarily reflect the results of operations if the business had been managed by the Company during these periods and is not indicative of results that may be obtained in the future.

	For the Nine Months Ended
	December 31,

	2005	2004

Revenues	$46,128,101	$38,939,153

Net loss	$(15,154,046)	$(2,916,554)

Basic net loss per share	$(0.37)	$(0.11)

Diluted net loss per share	$(0.37)	$(0.30)

4.	Mortgage Payable
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

5.	Restricted Cash
      Restricted cash consists of:

	December 31,	March 31,

	2005	2005

Capital improvements reserve	$3,551,772	$4,000,000
Security deposits under bank loan agreement	—	1,681,400
Security deposits under operating leases	1,658,594	1,641,531
Escrow deposits under mortgage loan agreement	1,483,449	503,921

	6,693,815	7,826,852
Less: current portion	(1,483,449)	(2,185,321)

	$5,210,366	$5,641,531

6.	Convertible Debt
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
      The Senior Convertible Notes rank pari passu with all existing and future unsecured and unsubordinated indebtedness, senior in right of payment to all existing and future subordinated indebtedness, and rank junior to any future secured indebtedness. If there is a change in control of the Company, the holders have the right to require the Company to repurchase their notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest (the “Repurchase Price”). If a change in control occurs and at least 50% of the consideration for the Company’s common stock consists of cash, the

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
holders of the Senior Convertible Notes may elect to receive the greater of the Repurchase Price or the Total Redemption Amount. The Total Redemption Amount will be equal to the product of (x) the average closing prices of the Company’s common stock for the five trading days prior to announcement of the change in control and (y) the quotient of $1,000 divided by the applicable conversion price of the Senior Convertible Notes, plus a make whole premium of $135 per $1,000 of principal if the change in control takes place before June 15, 2006 reducing to $45 per $1,000 of principal if the change in control takes place between June 16, 2008 and December 15, 2008. If the Company issues a cash dividend on its common stock, it will pay contingent interest to the holders of the Senior Convertible Notes equal to the product of the per share cash dividend and the number of shares of common stock issuable upon conversion of each holder’s note.
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
      The Company estimated that the embedded derivatives had a March 31, 2005 estimated fair value of $20,199,750 and a December 31, 2005 estimated fair value of $11,644,613 resulting from the conversion option. The change of $8,555,138 in the estimated fair value of the embedded derivatives was recognized as other income in the nine months ended December 31, 2005. For the three months ended December 31, 2005, the change in the estimated fair value of the embedded derivatives was $1,422,538 and was recognized as other expense in the three months ended December 31, 2005.
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

•	5.75% per annum through February 10, 2006;

•	6.50% per annum, starting February 11, 2006;

•	7.25% per annum, starting August 11, 2006; and

•	7.72% per annum, starting February 11, 2007 until the termination date of the rate cap protection agreement.

8.	Notes Payable
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
      The Company’s mortgage loan and Senior Secured Notes include numerous covenants imposing significant financial and operating restrictions on its business. The covenants place restrictions on the Company’s ability to, among other things:

•	incur more debt;

•	pay dividends, redeem or repurchase its stock or make other distributions;

•	make acquisitions or investments;

•	enter into transactions with affiliates;

•	merge or consolidate with others;

•	dispose of assets or use asset sale proceeds;

•	create liens on our assets; and

•	extend the credit.
      Failure to comply with the obligations in the mortgage loan or the Senior Secured Notes could result in an event of default under the mortgage loan or the Senior Secured Notes, which, if not cured or waived, could permit acceleration of the indebtedness or other indebtedness which could have a material adverse effect on the Company’s financial condition.

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

Exercise of employee stock options
      During the nine months ended December 31, 2005, the Company issued 112,123 shares of its common stock in conjunction with the exercise of options, including 111,107 shares issued to a director of the Company. The exercise price of the options ranged from $2.50 to $6.50.

Issuance of warrants
      In April 2005, the Company issued 7,200 warrants with an estimated fair value of $25,000 in connection with investor relations consulting services.
      In October 2005, the Company issued 5,000 warrants with an estimated fair value of $20,000 in connection with investor relations consulting services.

Exercise of warrants
      In July 2005, warrants were exercised for 10,000 shares of common stock at $5.30 per share.
      In December 2005, warrants were exercised for 2,500 shares of common stock at $0.10 per share.

Conversion of preferred stock
      During the nine months ended December 31, 2005, 44 shares of the Series I preferred stock were converted to 146,665 shares of common stock.

Loans issued to employees
      In connection with the acquisition of Dedigate, the Company extended loans to certain Dedigate employees to exercise their Dedigate stock options. The Dedigate shares received upon exercise of those options were then exchanged for shares of the Company’s common stock under the terms of the acquisition. The loans are evidenced by full recourse promissory notes, bear interest at 2.50% per annum, mature in September 2006 and are collateralized by the shares of stock acquired with the loan proceeds. The outstanding principal balance on such loans, net of repayments, is reflected as a reduction to stockholders’ equity in the accompanying balance sheet at December 31, 2005.

Preferred stock dividends
      During the nine months ended December 31, 2005, the Company issued 27,920 shares of common stock to holders of Series I preferred stock in payment of dividends.

11.	Related Party Transactions
      Due to the nature of the following relationships, the terms of the respective agreements may not be the same as those that would result from transactions among wholly unrelated parties.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Following is a summary of transactions for the nine and three months ended December 31, 2005 and 2004 and balances with related parties included in the accompanying balance sheet as of December 31, 2005 and March 31, 2005:

	For the Nine Months Ended		For the Three Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

Rent Expense	$—	$5,818,784	$—	$1,939,189
Services purchased from Fusion Telecommunications International, Inc.	902,952	706,272	290,759	226,865
Property management and construction fees	—	144,826	—	46,922
Interest income on notes receivable — third party	—	50,278	—	29,278
Interest income from shareholder	22,189	22,065	7,937	7,032
Services provided to a related party	21,083	657,536	5,745	88,876
Consulting fees to directors	162,000	307,500	82,000	102,500

	December 31,	March 31,

	2005	2005

Other assets	$446,675	$477,846
Note receivable — related party	323,009	—
      The Company’s Chief Executive Officer has a minority interest in Fusion Telecommunications International, Inc. and is a member of its board of directors. In addition, the Chairman and Chief Executive Officer of Fusion is a member of the Company’s board of directors. We have entered into consulting agreements with three members of our board of directors, engaging them as independent consultants. One agreement provided for an annual compensation of $250,000 and expired in May 2005. The other two agreements provide for an annual compensation aggregating $160,000.

12.	Data Center Revenues
      Data center revenues consist of the following:

	For the Nine Months Ended		For the Three Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

Colocation	$20,505,646	$14,932,363	$7,791,268	$5,186,135
Technology infrastructure build-out	—	9,393,896	—	9,393,896
Managed and professional services	18,490,318	5,776,689	9,322,266	2,623,762
Exchange point services	4,511,790	3,241,760	1,768,210	1,115,918
Contract termination fee	6,190	918	—	—

Data center revenue	$43,513,944	$33,345,626	$18,881,744	$18,319,711

13.	Information About the Company’s Operating Segments
      As of March 31, 2005 and December 31, 2005, the Company had two reportable business segments, data center operations and real estate services. The data center operations segment provides Tier 1 Internet exchange infrastructure and managed services in a data center environment. The real estate services segment constructs and manages real estate projects focused in the technology sector. The Company’s reportable segments are strategic business operations that offer different products and services.

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
      The following presents information about reportable segments:

	Data Center	Real Estate
For the Nine Months Ended December 31,	Operations	Services	Total

2005
Revenues	$43,513,944	$—	$43,513,944
Loss from Operations	(6,962,663)	—	(6,962,663)
Net loss	(15,307,607)	—	(15,307,607)
2004
Revenues	$33,345,626	$1,329,527	$34,675,153
Loss from Operations	(11,710,612)	(80,631)	(11,791,243)
Net loss	(3,001,124)	(49,430)	(3,050,554)
Assets as of
December 31, 2005	$204,551,641	$—	$204,551,641
March 31, 2005	208,905,664	—	208,905,664

	Data Center	Real Estate
For the Three Months Ended December 31,	Operations	Services	Total

2005
Revenues	$18,881,744	$—	$18,881,744
Loss from Operations	(489,172)	—	(489,172)
Net loss	(7,842,483)	—	(7,842,483)
2004
Revenues	$18,319,711	$241,819	$18,561,530
Loss from Operations	(3,151,249)	(18,515)	(3,169,764)
Net income (loss)	(5,299,642)	11,525	(5,288,117)
      The following is a reconciliation of total segment loss from operations to loss before income taxes:

	For the Nine Months Ended		For the Three Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

Total segment loss from operations	$(6,962,663)	$(11,791,243)	$(489,172)	$(3,169,764)
Change in fair value of derivatives	8,555,138	14,343,375	(1,422,538)	664,125
Debt restructuring	—	3,420,956	—	—
Gain on sale of asset	499,388	—	—	—
Interest expense	(18,615,512)	(9,387,826)	(6,313,518)	(2,954,678)
Interest income	1,360,626	331,387	461,192	135,144
Other, net	(144,584)	32,797	(78,447)	37,056

Loss before income taxes	$(15,307,607)	$(3,050,554)	$(7,842,483)	$(5,288,117)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Supplemental Cash Flow Information

	For the Nine Months Ended
	December 31,

	2005	2004

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,607,785	$6,255,446
Non-cash operating, investing and financing activities:
Warrants issued related to issuance of debt	—	1,522,650
Assets acquired under capital leases	270,265	—
Warrants exercised and converted to equity	84,224	261,640
Conversion of debt and related accrued interest to equity	—	262,500
Conversion of preferred stock to equity	—	333
Conversion of convertible debt and related accrued interest to equity	—	27,773,524
Settlement of notes receivable through extinguishment of convertible debt	—	418,200
Non-cash preferred dividends	173,383	486,821
Warrants issued for services	45,226	—
Settlement of notes receivable — related party by tendering Terremark stock	—	5,000,000
Net assets acquired in exchange for common stock	10,755,200	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 based on our current expectations, assumptions, and estimates about us and our industry. These forward-looking statements involve risks and uncertainties. Words such as “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. All statements other than statements of historical facts, including, among others, statements regarding our future financial position, business strategy, projected levels of growth, projected costs and projected financing needs, are forward-looking statements. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several important factors including, without limitation, a history of losses, competitive factors, uncertainties inherent in government contracting, concentration of business with a small number of clients, the ability to service debt, substantial leverage, material weaknesses in our internal controls and our disclosure controls, energy costs, the interest rate environment, one-time events and other factors more fully described in “Other Factors Affecting Operating Results” under “Liquidity and Capital Resources” below and elsewhere in this report. The forward-looking statements made in this prospectus relate only to events as of the date on which the statements are made. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely upon forward-looking statements as predictions of future events. Except as required by applicable law, including the securities laws of the United States, and the rules and regulations of the Securities and Exchange Commission, we do not plan and assume no obligation to publicly update or revise any forward-looking statements contained herein after the date of this report, whether as a result of any new information, future events or otherwise.
Overview
      We operate Internet exchange points from which we provide colocation, interconnection and managed services to the government and commercial sectors. Terremark delivers its portfolio of services from seven locations in the U.S., Europe and Asia. Terremark’s flagship facility, the NAP of the Americas, located in Miami, Florida, is the model for the carrier-neutral Internet exchanges and is designed and built to disaster-resistant standards with maximum security to house mission-critical infrastructure. Our secure presence in Miami, a key gateway to North American, Latin American and European telecommunications networks, has enabled us to establish customer relationships with U.S. federal government agencies, including the Department of State and the Department of Defense. We have been awarded sole-source contracts with the U.S. federal government which we believe will allow us to both penetrate further the government sector and continue to attract federal information technology providers. As a result of our primarily fixed cost operating model, we believe that incremental customers and revenues will result in improved operating margins and increased profitability.
      We generate revenue by providing high quality Internet infrastructure on a platform designed to reduce network connectivity costs. We provide our customers with the following:

•	space to house equipment and network facilities in immediate proximity to Internet and communications networks;

•	the platform to exchange telecommunications and Internet traffic and access to network-based services; and

•	related professional and managed services such as our network operations center, outsourced storage, dedicated hosting and remote monitoring.
      We differentiate ourselves from our competitors through the security and strategic location of our facilities and our carrier-neutral model, which provides access to a critical mass of Internet and telecommunications connectivity. We are certified by the U.S. federal government to house several “Sensitive Compartmentalized Information Facilities,” or “SCIFs,” which are facilities that comply with federal government security standards and are staffed by our employees. Approximately 18% of our employees maintain an active federal government security clearance.
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
Results of Operations
      Results of Operations for the Nine Months ended December 31, 2005 as Compared to the Nine Months ended December 31, 2004.
      Revenue. The following charts provide certain information with respect to our revenues:

	For the Nine
	Months Ended
	December 31,

	2005	2004

U.S. Operations	90%	99%
Outside U.S.	10%	1%

	100%	100%

Data center	100%	96%
Construction work	0%	3%
Property and construction management	0%	1%

	100%	100%

      Data center revenues consist of:

	For the Nine Months Ended December 31,

	2005		2004

Colocation	$20,505,646	47%	$14,932,363	45%
Technology infrastructure built-outs	—	0%	9,393,896	28%
Managed and professional services	18,490,318	43%	5,776,689	17%
Exchange point services	4,511,790	10%	3,241,760	10%
Contract termination fee	6,190	0%	918	0%

Data center revenue	$43,513,944	100%	$33,345,626	100%

      The increase in data center revenues is mainly due to an increase in our deployed customer base and an expansion of services to existing customers. The increase in revenue from colocation and managed and professional services was primarily the result of growth in our deployed customer base from 169 customers as of December 31, 2004 to 408 customers as of December 31, 2005. Included in revenues and customer count are the results of Dedigate which we acquired on August 5, 2005. Data center revenues consist of:

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
      During the quarter ended December 31, 2004 we completed two technology infrastructure build-outs under U.S. federal government contracts that included the procurement, installation and configuration of colocation specialized equipment at the NAP of the Americas facility in Miami. Under the completed contract method, we recognized approximately $9.4 million as technology infrastructure build-outs revenue upon delivery and formal acceptance by the customer. As a result, the percentage of data center revenues derived from the U.S. government, decreased to 27% for the nine months ended December 31, 2005 from 42% for the nine months ended December 31, 2004.
      Our utilization of total net colocation space increased to 11.8% as of December 31, 2005 from 7.7% as of December 31, 2004. Our utilization of total net colocation space represents the percentage of space billed versus total space available for customers. On December 31, 2004, we purchased TECOTA, the entity that owns the 750,000 square foot building in which the NAP of the Americas is housed. Prior to this acquisition, we leased 240,000 square feet of the building. For comparative purposes, total space available to customers includes our estimate of space available to customers in the entire building for both December 31, 2005 and 2004.
      The increase in managed and professional services is mainly due to increases of approximately $2.5 million in managed services provided under government contracts, $2.0 million in managed services generated by Dedigate, N.V., a European managed dedicated hosting provider which we acquired in August 2005 and $1.4 million in the cost of equipment resales. We also earned $3.5 million in the quarter ended December 31, 2005 for professional services related to a feasibility study and a network engineering study. The remainder of the increase is primarily the result of an increase in orders from both existing and new customer growth as reflected by the growth in our customer count and utilization of space as discussed above.
      The increase in exchange point services is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased to 3,724 as of December 31, 2005 from 1,935 as of December 31, 2004.
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
      Construction Contract Revenue and Fees. We have no construction contracts currently in process. We recognized $1.3 million for the nine months ended December 31, 2004 related to one construction contract completed during that period. During the nine months ended December 31, 2004, we also collected management fees from TECOTA, the entity that then owned the building in which the NAP of the Americas is located, equal to approximately $145,000. These management fees eliminate in consolidation in the current period due to the acquisition of TECOTA on December 31, 2004.

      Data Center Operations Expenses. Excluding $7.4 million in costs incurred related to technology infrastructure build-outs, data center expenses increased $7.1 million to $27.3 million for the nine months ended December 31, 2005 from $20.2 million for the nine months ended December 31, 2004. Data center operations expenses consist mainly of operations personnel, procurement of connectivity and equipment, technical and colocation space rental, electricity and chilled water, insurance and property taxes, and security services. The increase is the result of an increase of $4.5 million in managed services costs, $2.6 million in personnel costs, $1.8 million in TECOTA facility costs, $1.0 million in electricity and chilled water costs, and $625,000 in equipment maintenance costs, offset by a decrease of $2.1 million in technical and co-location space costs.
      The increase in managed service costs include a $1.9 million increase in the procurement of connectivity and a $1.1 million increase in the cost of equipment resales. The increase in connectivity costs is mainly due to an increase in revenues from managed services and new bandwidth costs for interconnecting our Internet exchange point facilities. The remainder of the increase is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer count and utilization of space as discussed above. The increase in personnel costs is mainly due to an increase in operations and engineering staff levels. Our staff levels increased to 162 employees as of December 31, 2005 from 118 as of December 31, 2004. The increase in the number of employees is mainly attributable to the hiring of personnel to work under existing and anticipated government contracts, the expansion of operations in the Madrid NAP, the Brazil NAP and NAP-West, and the acquisition of Dedigate. The increase in power and chilled water costs is mainly due an increase in power utilization and chilled water consumption as a result of customer and colocation space growth.
      The decrease in technical and co-location space costs is the result of the elimination of $2.8 million in technical space rental costs as a result of the acquisition of TECOTA, offset by the cost of new leases in Madrid, Frankfurt, London, Herndon (Virginia), Hong Kong and Singapore. We also have new leases in Gent and Amsterdam as a result of the acquisition of Dedigate.
      Construction Contract Expenses. There was no construction activity during the nine months ended December 31, 2005. Construction contract expenses were $1.1 million for the nine months ended December 31, 2004.
      General and Administrative Expenses. General and administrative expenses increased approximately $500,000 to $11.0 million for the nine months ended December 31, 2005 from $10.5 million for the nine months ended December 31, 2004. General and administrative expenses consist primarily of payroll and related expenses, professional service fees, travel, rent, and other general corporate expenses. This increase was primarily due to an increase of approximately $863,000 in professional fees. The increase in professional services is mainly due to additional audit and consulting fees resulting from our Sarbanes-Oxley compliance work efforts. Going forward, we expect our accounting and consulting fees, and general and administrative expenses, to remain stable as we enter into our second year of Sarbanes-Oxley compliance.
      Sales and Marketing Expenses. Sales and marketing expenses increased $2.7 million to $6.1 million for the nine months ended December 31, 2005 from $3.4 million for the nine months ended December 31, 2004. The most significant components of sales and marketing are payroll, sales commissions and promotional activities. Payroll increased $2 million mainly due to increased staff levels. Our sales and marketing staff levels increased to 43 employees as of December 31, 2005 from 27 as of December 31, 2004. A new advertising campaign resulted in an increase of approximately $643,000 in marketing expenses.
      Depreciation and Amortization Expenses. Depreciation and amortization expense increased $2.3 million to $6.2 million for the nine months ended December 31, 2005 from $3.9 million for the nine months ended December 31, 2004. The increase is mainly due to the acquisition of TECOTA, the entity that owns the building that houses the NAP of the Americas.

      Change in Fair Value of Derivatives Embedded within Convertible Debt. Our 9% senior convertible notes due June 15, 2009 contain embedded derivatives that require separate valuation from the senior convertible notes. We recognize these embedded derivatives as a liability in our balance sheet, measure them at their estimated fair value and recognize changes in the estimated fair value of the derivative instruments in earnings. We estimated that the embedded derivatives had a March 31, 2005 estimated fair value of $20.1 million and a December 31, 2005 estimated fair value of $11.6 million. The embedded derivatives derive their value primarily based on changes in the price and volatility of our common stock. The estimated fair value of the embedded derivatives increases as the price of our common stock increases and decreases as the price of our common stock decreases. The closing price of our common stock decreased to $4.65 on December 31, 2005 from $6.50 as of March 31, 2005. As a result, during the nine months ended December 31, 2005, we recognized a gain of $8.5 million from the change in estimated fair value of the embedded derivatives. Over the life of the senior convertible notes, given the historical volatility of our common stock, changes in the estimated fair value of the embedded derivatives are expected to have a material effect on our results of operations. See “Quantitative and Qualitative Disclosures about Market Risk.” Furthermore, we have estimated the fair value of these embedded derivatives using a theoretical model based on the historical volatility of our common stock of (77% as of December 31, 2005) over the past twelve months. If a market develops for our senior convertible notes or we are able to find comparable market data, we may be able to use future market data to adjust our historical volatility by other factors such as trading volume. As a result, the estimated fair value of these embedded derivatives could be significantly different. Any such adjustment would be made prospectively. During the nine months ended December 31, 2004, we recognized a gain of $14.3 million due to the change in value of our embedded derivatives.
      Interest Expense. Interest expense increased $9.2 million from $9.4 million for the nine months ended December 31, 2004 to $18.6 million for the nine months ended December 31, 2005. This increase is mainly due to additional debt incurred, including our mortgage loan, our senior secured notes and our senior convertible notes.
      Interest Income. Interest income increased $1.0 million from approximately $331,000 for the nine months ended December 31, 2004 to $1.4 million for the nine months ended December 31, 2005. This increase was due to available cash balances as a result of the March 14, 2005 sale of 6,000,000 shares of our common stock.
      Net Loss. Net loss for our reportable segments was as follows:

	For the Nine Months Ended
	December 31,

	2005	2004

Data center operations	$(15,307,607)	$(3,001,124)
Real estate services	—	(49,430)

	$(15,307,607)	$(3,050,554)

      Excluding the change in the estimated fair value of the embedded derivatives of approximately $8.5 million, the net loss for the nine months ended December 31, 2005 was approximately $23.8 million. The net loss from data center operations is primarily the result of insufficient revenues to cover our operating and interest expenses. We will generate net losses until we reach required levels of monthly revenues.
      Results of Operations for the Three Months ended December 31, 2005 as Compared to the Three Months ended December 31, 2004.

      Revenue. The following charts provide certain information with respect to our revenues:

	For the Three
	Months Ended
	December 31,

	2005	2004

U.S. Operations	86%	99%
Outside U.S.	14%	1%

	100%	100%

Data center	100%	99%
Construction work	0%	1%

	100%	100%

      Data center revenues consist of:

	For the Three Months Ended December 31,

	2005		2004

Colocation	$7,791,268	41%	$5,186,135	28%
Technology infrastructure build-outs	—	0%	9,393,896	51%
Managed and professional services	9,322,266	50%	2,623,762	15%
Exchange point services	1,768,210	9%	1,115,918	6%

Data center revenue	$18,881,744	100%	$18,319,711	100%

      The increase in data center revenues is mainly due to an increase in our deployed customer base and an expansion of services to existing customers. The increase in revenue from colocation and managed and professional services was primarily the result of growth in our deployed customer base from 169 customers as of December 31, 2004 to 408 customers as of December 31, 2005. Included in revenues and customer count are the results of Dedigate which we acquired on August 5, 2005. Data center revenues consist of:

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
      Our utilization of total net colocation space increased to 11.8% as of December 31, 2005 from 7.7% as of December 31, 2004. Our utilization of total net colocation space represents the percentage of space billed versus total space available for customers. On December 31, 2004, we purchased TECOTA, the entity that owns the 750,000 square foot building in which the NAP of the Americas is housed. Prior to this acquisition, we leased 240,000 square feet of the building. For comparative purposes, total space available to customers includes our estimate of space available to customers in the entire building for both December 31, 2005 and 2004.
      The increase in managed and professional services is mainly due to increases of approximately $2.0 million in managed services provided under government contracts and $2.0 million in managed services generated by Dedigate, N.V., a privately held European managed dedicated hosting provider acquired in August 2005. We also earned $3.0 million in the quarter ended December 31, 2005 for professional services related to a feasibility study and a network engineering study. The remainder of the increase is primarily the result of an increase in orders from both existing and new customer growth as reflected in the growth of our customer count and the utilization of space as discussed above.

      The increase in exchange point services is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased to 3,724 as of December 31, 2005 from 1,935 as of December 31, 2004.
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
      Construction Contract Revenue and Fees. We have no construction contracts currently in process. We recorded $188,000 of construction contract revenues for the three months ended December 31, 2004 relating to one construction contract completed in that period. During the three months ended December 31, 2004, we also collected monthly management fees equal to $54,000, from TECOTA, the entity that then owned the building in which the NAP of the Americas is located. These management fees eliminate in consolidation in the current period due to the acquisition of TECOTA on December 31, 2004.
      Data Center Operations Expenses. Excluding $7.4 million in costs incurred related to technology infrastructure build-outs during the period ended December 31, 2004, data center expenses increased $3.5 million to $11.5 million for the three months ended December 31, 2005 from $8.0 million for the three months ended December 31, 2004. Data center operations expenses consist mainly of operations personnel, procurement of connectivity and equipment, technical and colocation space rental, electricity and chilled water, insurance and property taxes, and security services. The increase in total data center operations expenses is the result of an increase of approximately $2.1 million in managed service costs, $846,000 increase in property taxes, $612,000 in personnel costs, $413,000 in electricity and chilled water costs, $358,000 in equipment maintenance costs, offset by a decrease of $1.1 million in technical and colocation space costs.
      The increase in managed service costs includes an increase of approximately $460,000 in the procurement of connectivity and an increase of approximately $455,000 in the cost of equipment resales. The increase in connectivity costs is mainly due to an increase in revenues from managed services and new bandwidth costs for interconnecting our Internet exchange point facilities. The remainder of the increase is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer count and utilization of space as discussed above. The increase in property taxes is due to a higher property value assessment. The increase in personnel costs is mainly due to an increase in operations and engineering staff levels. Our staff levels increased to 162 employees as of December 31, 2005 from 118 as of December 31, 2004. The increase in the number of employees is mainly attributable to the hiring of personnel to work under existing and anticipated government contracts, the expansion of operations in the Madrid NAP, Brazil NAP and NAP-West, and the acquisition of Dedigate. The increase in power and chilled water as well as equipment maintenance costs is mainly due an increase in power utilization and chilled water consumption as a result of customer and colocation space growth.
      The decrease in colocation and technical space rental costs is the result of the elimination of technical space rental costs as a result of the acquisition of TECOTA, offset by the cost of new leases in Madrid, Frankfurt, London, Herndon (Virginia), Hong Kong and Singapore. We also have new leases in Gent and Amsterdam as a result of the acquisition of Dedigate.
      Construction Contract Expenses. There was no construction activity during the three months ended December 31, 2005. Construction contract expenses were approximately $180,000 for the three months ended December 31, 2004.
      General and Administrative Expenses. General and administrative expenses decreased approximately $200,000 to $3.3 million for the three months ended December 31, 2005 from $3.5 million for the three months ended December 31, 2004. General and administrative expenses consist primarily of payroll and related expenses, professional service fees, facility fees, travel, and other general corporate expenses. Going forward, we expect our accounting and consulting fees, and general and administrative expenses, to remain stable as we complete our second year of Sarbanes-Oxley compliance. The average number of administrative employees increased from 55 employees as of December 31, 2004 to 61 as of December 31, 2005.
      Sales and Marketing Expenses. Sales and marketing expenses increased approximately $900,000 to $2.3 million for the three months ended December 31, 2005 from $1.4 million for the three months ended December 31, 2004. The most significant components of sales and marketing are payroll, sales commissions and promotional activities. Payroll and commissions increased approximately $700,000 mainly due to increased staff levels. Our sales and marketing staff levels increased to 43 employees as of December 31, 2005 from 27 as of December 31, 2004. A new advertising campaign resulted in an increase of approximately $227,000 in marketing expenses.
      Depreciation and Amortization Expenses. Depreciation and amortization expense increased $1.0 million to $2.3 million for the three months ended December 31, 2005 from $1.3 million for the three months ended December 31, 2004. The increase is mainly due to the acquisition of TECOTA, the entity that owns the building that houses the NAP of the Americas.
      Change in Fair Value of Derivatives Embedded within Convertible Debt. Our 9% senior convertible notes due June 15, 2009 contain embedded derivatives that require separate valuation from the senior convertible notes. We recognize these embedded derivatives as a liability in our balance sheet, measure them at their estimated fair value and recognize changes in the estimated fair value of the derivative instruments in earnings. We estimated that the embedded derivatives had a September 30, 2005 estimated fair value of $10.2 million and a December 31, 2005 estimated fair value of $11.6 million. The embedded derivatives derive their value primarily based on changes in the price and volatility of our common stock. The estimated fair value of the embedded derivatives increases as the price of our common stock increases and decreases as the price of our common stock decreases. The closing price of our common stock increased to $4.65 on December 31, 2005 from $4.39 as of September 30, 2005. As a result, during the three months ended December 31, 2005, we recognized a loss of $1.4 million from the change in estimated fair value of the embedded derivatives. Over the life of the senior convertible notes, given the historical volatility of our common stock, changes in the estimated fair value of the embedded derivatives are expected to have a material effect on our results of operations. See “Quantitative and Qualitative Disclosures about Market Risk.” Furthermore, we have estimated the fair value of these embedded derivatives using a theoretical model based on the historical volatility of our common stock of (77% as of December 31, 2005) over the past three months. If a market develops for our senior convertible notes or we are able to find comparable market data, we may be able to use in the future market data to adjust our historical volatility by other factors such as trading volume. As a result, the estimated fair value of these embedded derivatives could be significantly different. Any such adjustment would be made prospectively. During the three months ended December 31, 2004, we recognized a gain of approximately $664,000 due to the change in value of our embedded derivatives.
      Interest Expense. Interest expense increased $3.3 million from $3.0 million for the three months ended December 31, 2004 to $6.3 million for the three months ended December 31, 2005. This increase is mainly due to additional debt incurred, including our mortgage loan, our senior secured notes and our senior convertible notes.
      Interest Income. Interest income increased approximately $326,000 from approximately $135,000 for the three months ended December 31, 2004 to approximately $461,000 for the three months ended December 31, 2005. This increase was due to available cash balances as a result of the March 14, 2005 sale of 6,000,000 shares of our common stock.

      Net Income (Loss). Net income (loss) for our reportable segments was as follows:

	For the Three Months Ended
	December 31,

	2005	2004

Data center operations	$(7,842,483)	$(5,299,643)
Real estate services	—	11,526

	$(7,842,483)	$(5,288,117)

      Excluding the change in the estimated fair value of the embedded derivatives of approximately $1.4 million, the net loss for the three months ended December 31, 2005 was approximately $6.4 million. The net loss from data center operations is primarily the result of insufficient revenues to cover our operating and interest expenses. We will generate net losses until we reach required levels of monthly revenues.
Liquidity and Capital Resources

Liquidity
      We have incurred losses from operations in each quarter and annual period since our merger with AmTec, Inc. Although cash used in operations for the nine months ended December 31, 2005 and 2004 was approximately $12.4 million and $13.5 million, respectively, our loss from operations for the quarter ended December 31, 2005 was approximately $489,000 and the cash used in operations was approximately $800,000. As of December 31, 2005, our total liabilities were approximately $169.5 million.
      As of December 31, 2005, our principal source of liquidity was our $22.3 million in cash and cash equivalents. We anticipate that this cash, coupled with our anticipated cash flows generated from operations, will be sufficient to meet our capital expenditures, working capital, debt service and corporate overhead requirements in connection with our currently identified business objectives. Our projected revenues and cash flows depend on several factors, some of which are beyond our control, including the rate at which we provide services, the timing of exercise of expansion options by customers under existing contracts, the rate at which new services are sold to the government sector and the commercial sector, the ability to retain the customer base, the willingness and timing of potential customers in outsourcing the housing and management of their technology infrastructure to us, the reliability and cost-effectiveness of our services and our ability to market our services.

Indebtedness
      On December 31, 2004, we purchased the remaining 99.16% equity interests of TECOTA that were not owned by us and TECOTA became our wholly-owned subsidiary. TECOTA owns the building in which the NAP of the Americas is housed. Throughout this report, we refer to this building as the NAP of the Americas building. In connection with this purchase, we paid approximately $40.0 million for the equity interests and repaid an approximately $35.0 million mortgage to which the NAP of the Americas building was subject. We financed the purchase and repayment of the mortgage from two sources. We obtained a $49.0 million first mortgage loan from Citigroup Global Markets Realty Corp., $4.0 million of the proceeds of which are restricted and can only be used to fund customer related improvements made to the NAP of the Americas in Miami. Simultaneously, we issued senior secured notes in an aggregate principal amount equal to $30.0 million and sold 306,044 shares of our common stock valued at $2.0 million to the Falcon investors. The $49.0 million loan by Citigroup is collateralized by a first mortgage on the NAP of the Americas building and a security interest in all then existing building improvements that we have made to the building, certain of our deposit accounts and any cash flows generated from customers by virtue of their activity at the NAP of the Americas building. The mortgage loan matures in February 2009 and bears interest at a rate per annum equal to the greater of (a) 6.75% or (b) LIBOR plus 4.75% (9.59% as of December 31, 2005). In addition, if an event of default occurs under the mortgage loan agreement, we must pay interest at a default rate equal to 5% per annum in excess of the rate otherwise applicable under the mortgage loan agreement on any amount we owe to the lenders but have not paid when due until that amount is paid in full. The terms of the mortgage loan agreement require us to pay annual rent of $5,668,992 to TECOTA until May 31, 2006 at which time we will be required to pay annual rent to TECOTA at previously agreed upon rental rates for the remaining term of the lease. The senior secured notes are collateralized by substantially all of our assets other than the NAP of the Americas building, including the equity interests in our subsidiaries, bear cash interest at 9.875% per annum and “payment in kind” interest at 3.625% per annum, and mature in March 2009. In the event we achieve specified leverage ratios, the interest rate applicable to the senior secured notes will be reduced to 12.5% but will be payable in cash only. Overdue payments under the senior secured notes bear interest at a default rate equal to 2% per annum in excess of the rate of interest then borne by the senior secured notes. Our obligations under the senior secured notes are guaranteed by substantially all of our subsidiaries.
      We may redeem some or all of the senior secured notes for cash at any time. If we redeem the notes during the twelve month period commencing on December 31, 2005 or the six month period commencing on December 31, 2006, June 30, 2007, or December 31, 2007, the redemption price equals 115.0%, 107.5%, 105.0%, and 102.3%, respectively, of their principal amount, plus accrued and unpaid interest, if any, to the redemption date. After June 30, 2008, the redemption price equals 100% of their principal amounts. Also, if there is a change in control, the holders of these notes will have the right to require us to repurchase their notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest.
      Our mortgage loan and our senior secured notes include numerous covenants imposing significant financial and operating restrictions on our business. The covenants place restrictions on our ability to, among other things:

•	incur more debt;

•	pay dividends, redeem or repurchase our stock or make other distributions;

•	make acquisitions or investments;

•	enter into transactions with affiliates;

•	merge or consolidate with others;

•	dispose of assets or use asset sale proceeds;

•	create liens on our assets; and

•	extend credit.
      Also, a change in control without the prior consent of the lenders could allow the lenders to demand repayment of the loan. Our ability to comply with these and other provisions of the mortgage loan and the senior secured notes can be affected by events beyond our control. Our failure to comply with the obligations in the mortgage loan and the senior secured notes could result in an event of default under the mortgage loan and the senior secured notes, which, if not cured or waived, could permit acceleration of the indebtedness or other indebtedness which could have a material adverse effect on us.
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

      If there is a change in control, the holders of the 9% senior convertible notes have the right to require us to repurchase their notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest. If a change of control occurs and at least 50% of the consideration for our common stock consists of cash, the holders of the 9% senior convertible notes may elect to receive the greater of the repurchase price described above or the total redemption amount. The total redemption amount will be equal to the product of (x) the average closing prices of our common stock for the five trading days prior to the announcement of the change of control and (y) the quotient of $1,000 divided by the applicable conversion price of the 9% senior convertible notes, plus a make-whole premium of $135 per $1,000 of principal if the change of control takes place before June 15, 2006, reducing to $45 per $1,000 of principal if the change of control takes place between June 16, 2008 and December 15, 2008. If we issue a cash dividend on our common stock, we will pay contingent interest to the holders equal to the product of the per share cash dividend and the number of shares of common stock issuable upon conversion of each holder’s note.
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
Sources and Uses of Cash
      Cash used in operations for the nine months ended December 31, 2005 and 2004 was approximately $12.4 million and $13.5 million, respectively. We used cash to primarily fund our net loss, including cash interest payments on our debt.
      Cash used in investing activities for the nine months ended December 31, 2005 was $4.3 million compared to cash used in investing activities of $87.2 million for the quarter ended December 31, 2004, a decrease of $82.9 million. This decrease is primarily due to the payments made in connection with the acquisitions of NAP Madrid and TECOTA in 2004.
      Cash used in financing activities for the nine months ended December 31, 2005 was $5.0 million compared to cash provided by financing activities of $112.2 million for the quarter ended December 31, 2004, a decrease of $107.2 million. For the nine months ended December 31, 2005, cash used in financing activities included $4.7 million of loan payments. For the nine months ended December 31, 2004, cash provided by financing activities includes proceeds aggregating $165.3 million from a new mortgage loan, the issuance of warrants, the senior secured notes and the senior convertible notes partially offset by $46.6 million in payments for loans and convertible debt.
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
      The following table represents the minimum future operating and capital lease payments for these commitments, as well as the combined aggregate maturities and interest for the following obligations as of December 31, 2005:

	Capital Lease	Operating	Convertible	Mortgage
	Obligations	Leases	Debt	Payable	Notes Payable	Total

2006 (three months)	$891,801	$1,165,346	$—	$1,054,961	$2,061,869	$5,173,977
2007	573,762	4,951,696	7,763,158	4,219,846	4,123,739	21,632,201
2008	426,989	4,838,629	7,763,158	4,219,846	4,123,739	21,372,361
2009	63,061	3,783,222	7,763,158	49,414,809	34,669,953	95,694,203
2010	—	3,808,462	90,131,579	—	—	93,940,041
Thereafter	—	37,648,711	—	—	—	37,648,711

	$1,955,613	$56,196,066	$113,421,053	$58,909,462	$44,979,300	$275,461,494

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
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, and an Amendment of APB Opinion No. 29”. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets contained in APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. As the provisions of SFAS No. 153 are to be applied prospectively, the adoption of SFAS No. 153 will not have an impact on our historical financial statements; however, we will assess the impact of the adoption of this pronouncement on any future nonmonetary transactions that we enter into, if any.
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
      In June 2005, the FASB approved EITF Issue 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 addresses the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are placed in service significantly after and not contemplated at the beginning of a lease term. EITF 05-6 states that (i) leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition and (ii) leasehold improvements that are placed into service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF 05-6 is not expected to have a significant impact, if any, on the Company’s financial position and results of operations.
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
      We have incurred net losses from operations in each quarterly and annual period since our April 28, 2000 merger with AmTec, Inc. We incurred net losses of $9.9 million, $22.5 million and $41.2 million for the years ended March 31, 2005, 2004 and 2003, respectively, and incurred a loss from operations of

$7.0 million for the nine months ended December 31, 2005. As of December 31, 2005, our accumulated deficit was $262.0 million. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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
      During the quarter ended September 30, 2005 and the quarter ended December 31, 2005, revenues under contracts with agencies of the U.S. federal government constituted 23% and 27% of our data center revenues, respectively. Generally, U.S. government contracts are subject to oversight audits by government representatives, to profit and cost controls and limitations, and to provisions permitting modification or termination, in whole or in part, without prior notice, at the government’s convenience. In some cases, government contracts are subject to the uncertainties surrounding congressional appropriations or agency funding. Government contracts are subject to specific procurement regulations. Failure to comply with these regulations and requirements could lead to suspension or debarment from future government contracting for a period of time, which could limit our growth prospects and adversely affect our business, results of operations and financial condition. Government contracts typically have an initial term of one year. Renewal periods are exercisable at the discretion of the U.S. government. We may not be successful in winning contract awards or renewals in the future. Our failure to renew or replace U.S. government contracts when they expire could have a material adverse effect on our business, financial condition, or results of operations.

We derive a significant portion of our revenues from a few clients; accordingly, a reduction in our clients’ demand for our services or the loss of clients would likely impair our financial performance.
      During the quarter ended December 31, 2005, we derived approximately 16% and 10% of our data center revenues from two customers. During the quarter ended December 31, 2004, we derived approximately 43% and 15% of our data center revenues from two customers. Because we derive a large percentage of our revenues from a few major customers, our revenues could significantly decline if we lose one or more of these customers or if the amount of business we obtain from them is reduced.

We have significant debt service obligations which will require the use of a substantial portion of our available cash.
      We are a highly leveraged company. As of December 31, 2005, our total liabilities were approximately $169.5 million and our total stockholders’ equity was $35.0 million. Our mortgage loan and our senior secured notes are, collectively, collateralized by substantially all of our assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
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
      Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess, and our independent registered public accounting firm attest to, the design and operating effectiveness of our internal control over financial reporting. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. We identified material weaknesses in connection with our evaluation of internal control over financial reporting for the year ended March 31, 2005. Our efforts regarding internal controls are discussed in detail in this report under Item 4, “Controls and Procedures.” Our remedial measures may not be sufficient to ensure that we design, implement, and maintain adequate controls over our financial processes and reporting to eliminate these material weaknesses in the future. Remedying the material weaknesses that have been identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, could require us to incur additional costs, divert management resources or make other changes. We have not yet fully remediated the material weaknesses related to maintaining adequate controls to restrict access to key financial applications and data, controls over custody and processing of disbursements and of customer payments received by mail; controls over the billing function to ensure that invoices capture all services delivered to customers and that such services are invoiced and recorded accurately as revenue; and controls over the accounting for and calculation of earnings per share after considering the impact of the embedded derivatives within our Senior Convertible Notes. If we do not remedy these material weaknesses, we may be required to continue to report in subsequent reports filed with the Securities and Exchange Commission that material weaknesses in our internal controls over financial reporting continue to exist. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

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
      Substantially all of our business is dependent upon the continued operation of the NAP of the Americas building. The NAP of the Americas building and our other IX facilities are susceptible to regional costs of power, electrical power shortages and planned or unplanned power outages caused by these shortages. A power shortage at an IX facility may result in an increase of the cost of energy, which we may not be able to pass on to our customers. We attempt to limit exposure to system downtime by using backup generators and power supplies. Power outages, which last beyond our backup and alternative power arrangements, could harm our customers and our business.

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
      We have not entered into any financial instruments for trading purposes. However, the estimated fair value of the derivatives embedded within our 9% senior convertible notes creates a market risk exposure resulting from changes in the price of our common stock. These embedded derivatives derive their value primarily based on the price and volatility of our common stock; however, we do not expect significant changes in the near term in the one-year historical volatility of our common stock used to calculate the estimated fair value of the embedded derivatives. Other factors being equal, as of December 31, 2005, the table below provides information about the estimated fair value of the derivatives embedded within our senior convertible notes and the effect that changes in the price of our common stock are expected to have on the estimated fair value of the embedded derivatives:

Estimated Fair Value of
Price per Share of Common Stock	Embedded Derivatives

$1.00	$806,288
$2.00	$3,063,975
$4.00	$9,393,016
$6.00	$16,862,657
$8.00	$24,214,081
      Our exposure to market risk resulting from changes in interest rates results from the variable rate of our mortgage loan, as an increase in interest rates would result in lower earnings and increased cash outflows. The interest rate on our mortgage loan is payable at variable rates indexed to LIBOR. The effect of each 1% increase in the LIBOR rate (4.34% at December 31, 2005) would result in an annual increase in interest expense of approximately $460,000. Based on the U.S. yield curve as of December 31, 2005 and other available information, we project interest expense on our variable rate debt to increase approximately $158,000, $162,000, $176,000 and $158,000 for the years ended December 31, 2006, 2007, 2008 and 2009, respectively. To partially mitigate the interest rate risk on our mortgage loan, we entered a rate cap protection agreement on December 31, 2004. The rate cap protection agreement capped at the following rates the $49.0 million mortgage payable for the four-year period for which the rate cap protection agreement is in effect:

•	5.75% per annum through February 10, 2006;

•	6.50% per annum, starting February 11, 2006;

•	7.25% per annum, starting August 11, 2006; and

•	7.72% per annum, starting February 11, 2007 until the termination date of the rate cap protection agreement.
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
      To date, approximately 90% of our recognized revenue has been denominated in U.S. dollars, generated mostly from customers in the U.S., and our exposure to foreign currency exchange rate fluctuations has been minimal. In the future, a larger portion of our revenues may be derived from operations outside of the U.S. and may be denominated in foreign currency. As a result, future operating results or cash flows could be impacted due to currency fluctuations relative to the U.S. dollar.
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

(a)	Evaluation of Disclosure Controls and Procedures
      Our Chief Executive Officer and our Chief Financial Officer carried out an assessment with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, this assessment as of December 31, 2005, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the existence of the material weaknesses described below.
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

(b)	Internal Control Over Financial Reporting
      In connection with the assessment of our internal control over financial reporting included in our Annual Report on Form 10-K, as amended by Form 10-K/ A filed on August 5, 2005, Form 10-K/ A filed on August 17, 2005 and Form 10-K/ A filed on February 2, 2006, we determined that material weaknesses existed in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. These material weaknesses related to (i) maintaining adequate controls to restrict access to key financial applications and data, and controls over custody and processing of disbursements and of customer payments received by mail; (ii) controls over the billing function to ensure invoices capture all services delivered to customers and that such services are invoiced and recorded accurately as revenue; and (iii) controls over the accounting for and calculation of earnings per share after considering the impact of the embedded derivative with the senior convertible notes. We have not fully remediated these material weaknesses as we are still in the process of testing and assessing the results of the following remediation actions:

•	We have restricted access to key financial information systems and data, particularly for employees with purchase order approval and check signing authority.

•	We have segregated the custody of payments received by mail from the processing of customer payments and from reconciliation of bank accounts.

•	We have engaged additional accounting personnel with appropriate experience and qualifications to perform additional quality review procedures and have implemented the use of financial checklists specific to the documentation and evaluation of the applicable accounting treatment for the calculation of earnings per share.

•	We have upgraded our main financial information system to be able to effectively monitor activities of database and system administrators.

•	We have set up a lockbox with our bank and our customers are making payments directly to the lockbox.

•	We are integrating our customer contract and billing data in one database. We continue to work with an information technology consultant to assist us with this integration.

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

Item 1A.	Risk Factors.
      See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Factors Affecting Operating Results.” There were no material changes from the risk factors previously disclosed in the Company’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      In December, 2005, warrants were exercised by Idlewyld LLC for 2,500 shares of common stock at $0.10 per share. These offers and sales of our securities were exempt from the registration requirements of the Securities Act, as the securities were sold to accredited investors pursuant to Regulation D.

Item 3.	Defaults upon Senior Securities.
      None.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.

Item 5.	Other Information.
      None.

Item 6.	Exhibits.
      The following exhibits, which are furnished with this Quarterly Report or incorporated herein by reference, are filed as part of this Quarterly Report.

Exhibit
Number	Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of February, 2006.

TERREMARK WORLDWIDE, INC.

By:	/s/ MANUEL D. MEDINA

Manuel D. Medina
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

TERREMARK WORLDWIDE, INC.

By:	/s/ JOSE A. SEGRERA

Jose A. Segrera
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)