Form 10-K
period 2006-03-31
TERREMARK WORLDWIDE INC
filed 2006-06-15
CIK 912890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form10-K

☑	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-22520

Terremark Worldwide, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-0873124
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
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
NONE

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large Accelerated Filer ☐          Accelerated Filer ☑          Non-Accelerated Filer ☐
      Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 13, 2006 was approximately $166,092,621, based on the closing market price of the registrant’s common stock ($6.11 as reported by the American Stock Exchange on such date). For purposes of the foregoing computation, all executive officers, directors and five percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or five percent beneficial owners are, in fact, affiliates of the registrant.
      The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 31, 2006 was 44,570,458.

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
Recent Events
      We have announced the implementation of a multi-pronged strategy to aggressively pursue growth opportunities to address the significant demand that we anticipate in the marketplace from existing and potential customers. In order to continue addressing the demands and requirements of our customers, we will seek to expand our existing portfolio of services infrastructure and data center operations in existing markets and infrastructure in additional strategic markets. We have engaged Credit Suisse Securities (USA) LLC to assist us in evaluating alternatives to pursue such growth. The Audit Committee of our Board of Directors, which is comprised solely of independent directors, will assist management in reviewing and evaluating such recommendations.
Our Business
      We operate Internet exchange points from which we provide colocation, interconnection and managed services to government and commercial sectors. We deliver our portfolio of services from seven locations in the U.S., Europe and Asia. Our flagship facility, the NAP of the Americas, located in Miami, Florida, is the model for our carrier-neutral Internet exchanges and is designed and built to disaster-resistant standards with maximum security to house mission-critical infrastructure. Our secure presence in Miami, a key gateway to North American, Latin American and European telecommunications networks, has enabled us to establish customer relationships with several U.S. federal government agencies, including the Department of State and the Department of Defense. We have been awarded sole-source contracts, for which only one source of the required services is believed to be available, with the U.S. federal government, which we believe will allow us to both further penetrate the government sector and continue to attract federal information technology providers. As a result of our fixed cost operating model, we believe that incremental customers and revenues will result in improved operating margins and increased profitability.
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
      The immediate proximity of our facilities to major fiber routes with access to North America, Latin America and Europe has attracted numerous telecommunications carriers, such as AT&T, Global Crossing, Latin America Nautilus (a business unit of Telecom Italia), Progress Telecom, Sprint Communications and T-Systems (a business unit of Deutsche Telecom), to colocate their equipment with us in order to better service their customers. This network density, which allows our customers to reduce their connectivity costs, combined with the security of our facilities, has attracted government sector customers, including Blackbird Technologies, the City of Coral Gables, Florida, the Diplomatic Telecommunications Service — Program Office (DTS-PO, a division of the U.S. Department of State), Miami-Dade County, Florida, SRA International and the United States Southern Command. Additionally, we have had success in attracting content providers and enterprises such as Google, Internap, NTT/ Verio, VeriSign, Bacardi USA, Corporación Andina de Fomento, Florida International University, Intrado, Jackson Memorial Hospital of Miami and Steiner Leisure.
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

Value Proposition
      The combination of connectivity, neutrality and the quality of our facilities allows us to provide the following value proposition to our customers:

•	State-of-the-art facilities. Our facilities are constructed in order to meet high standards of security and provide 24x7 monitoring, on-site technical support and service level agreements that guarantee 100% uptime for power and cooling capabilities. Additionally, our Miami facility is designed to withstand a category 5 hurricane and houses equipment only above the first floor in order to prevent flood damage.

•	Carrier-neutrality. Carriers and other customers are willing to locate their equipment within our facility and use our professional managed services because we neither discriminate against nor give preference to any individual or group of customers.

•	Connectivity. Our customers can access any of the more than 90 network providers present at our facilities.

•	“Zero-Mile” Access. Because our facilities provide carrier-grade colocation space directly adjacent to the point at which the traffic is exchanged, there is effectively “zero” distance between the peering point and customers’ equipment, which reduces costs and points of failure and increases efficiency.

•	Outsourcing of Services. Because of our staff’s expertise, our customers find it more cost effective to contract us to design, deploy, operate, monitor and manage their equipment and networks at our facilities than to hire dedicated staff to perform those functions.

•	Lower Costs, Increased Efficiency and Quality of Service. The combination of these attributes helps our customers reduce their total costs by eliminating local loop charges to connect their facility to the peering point, backhaul charges to and from connecting points, and the cost of redundancy to mitigate risks associated with increased points of failure along these routes.
Our Strategy
      Key components of our strategy include the following:
      Deepen our relationships with existing customers. As of March 31, 2006, we have 488 customers worldwide and 319 customers who have entered into agreements with us and are based in our NAP of the Americas facility, including key contracts with agencies of the U.S. federal government and major enterprises. Due to the difficulties inherent in obtaining the qualifications and certifications required to conduct business with the U.S. federal government, we believe there are significant barriers to entry for competition which, coupled with our proven ability to secure government business through publicly awarded and sole-sourced contracts, increases the likelihood that we will be awarded additional contracts in the future. We also seek to enhance our relationships with our existing enterprise customers by licensing additional colocation space, interconnections and related professional and managed services both directly and indirectly through partnerships and joint-ventures.
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
      Establish insertion points for network-based services. The combination of our core infrastructure, comprised of state-of-the-art facilities with substantial fiber connectivity, our technology and our customer base provides us with the ability to directly connect multiple network service providers to our platform giving them access to a wide array of managed services. We define these combinations as Services Insertion Point locations. Our Services Insertion Point locations allow network service providers to reduce the capital and operational costs for the delivery of their services while maintaining a high degree of quality and availability. They also provide technology manufacturers and service providers with the ability to deploy their technology in a centralized fashion, reducing the capital and operational costs of reaching multiple network service providers, enterprises and end consumers. The ability to access multiple carriers in a single location, or “zero mile connectivity,” available via our Exchange Point Services Platform, allows all our customers to be pre-connected to one another and insert and deliver services in a real time and cost effective manner.
      Maintain and establish a presence in strategic locations. In addition to our NAP of the Americas facility in Miami, Florida, we operate regional IXs in Madrid, Spain; Santa Clara, California; Herndon, Virginia and Sao Paulo, Brazil. In comparison to our facility in Miami, which represents 81% of our global footprint, our regional locations are smaller in size. These regional IXs are centrally managed from our Miami facility and require less capital to establish and manage than our primary facility. Our regional IXs enable us to offer enhanced services to existing customers by making colocation space, exchange point services and managed services available in more immediate proximity to their locations around the world. In response to the needs of our customers, we may establish and maintain Internet-exchange points in additional locations deemed to be strategic.
Customers
      As of March 31, 2006, we had 488 customers in total and 319 customers who have entered into agreements with us and are based in our NAP of the Americas facility.
      Selected customers include:

Content and
Government and Federal Information	Carriers and Network	Service
Technology Service Providers	Providers	Providers	Enterprises

Blackbird Technologies	AT&T	Google	Bacardi USA
City of Coral Gables, Florida	Global Crossing	Internap	Citrix
DTS-PO*	Latin America	NTT/Verio	Corporación Andina de Fomento
Miami-Dade County, Florida	Nautilus**	VeriSign	Florida International University
SRA International	Progress Telecom		Intrado
United States Southern Command	Sprint Communications		Jackson Memorial Hospital
	T-Systems***		Steiner Leisure
Facebook
Shutterfly
IDT

*	Diplomatic Telecommunications Service — Program Office, a division of the U.S. Department of State.

**	A business unit of Telecom Italia.

***	A business unit of Deutsche Telecom.
      Customers typically sign renewable contracts of one or more years in length, with an average term of 18 months. During the year ended March 31, 2006, two of our customers, agencies of the U.S. federal government and Blackbird Technologies, constituted 19% and 14%, respectively, of our data center revenues.
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

•	Dedicated Managed Hosting

We provide managed dedicated, secure hosting services to enterprise customers, e-commerce marketplaces, system integrators, ASP’s and web designers using proprietary technology. Through the development of proprietary technology, we have integrated managed hosting procedures into an automated environment using strict, ITIL-based, procedures and standards. Our solution allows for the rapid integration and deployment of these products in each of our IX’s around the world.

•	Secure Information Services

Our Secure Information Services Group provides professional and managed information assurance services to our customers. This Group provides a suite of services, including vulnerability assessments and penetration tests, secure information systems design and implementation, information security policy and procedure development and review, incident preparation and response. This service offering helps safeguard customer networks and systems located in our facilities and extend to our customers’ premises. We are currently using the market knowledge generated from our professional services engagements to develop a portfolio of Secure Information Managed Services.

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
      Commercial. Our commercial sales effort is comprised of both direct and indirect sales channels. Our direct sales force is organized by industry sectors such as carriers and network providers, content and service providers and enterprises. We also have sales representatives at our facilities in Miami, Florida, Santa Clara, California, Herndon, Virginia, Sao Paulo, Brazil, and Madrid, Spain. We complement our direct sales operation through utilizing sales channels developed in partnership with certain of our customers and partners. Network service providers and carriers, for example, are given incentives to sell our products and services to their existing clients as a means to increasing the Internet or telecommunications traffic that travels across their own networks already located at our facilities.
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
Competition
      Unlike many IXs in the United States, we combine exchange point services (to facilitate peering) with carrier-grade colocation space and managed services in carrier neutral facilities. Consequently, we believe that our facilities are competitively unique and can only be replicated through the expenditures of significant funds over a lengthy period. Additionally, over the past five years we have built strong customer relationships and operational expertise that is not easily duplicated.
      However, our current and potential competition includes:
      Internet data centers operated by established U.S., Brazilian and Spanish communications carriers such as AT&T, Embratel and Telefonica. Unlike the major network providers, which constructed data centers primarily to help sell bandwidth, we have aggregated multiple networks in one location, which we believe provides diversity, competitive prices and high performance. Carrier operated data centers only provide one choice of carrier and generally require capacity minimums as part of their pricing structures. Our IXs provide access to a choice of carriers and allow our customers to negotiate the best prices with a number of carriers resulting in better economics and redundancy.
      U.S. IXs such as MAE West and carrier operated IXs. IXs are typically older facilities, and their operators may lack the incentive to upgrade the infrastructure in order to scale with traffic growth. In contrast, we provide secure facilities with 24-hour support and a full range of network and managed services.
      Vertically integrated web site hosting companies, colocation companies and Internet service providers such as Navisite and Savvis. Some managed service providers require that customers purchase their entire network and managed services directly from them. We are a network and service provider aggregator and allow our customers to contract directly with the networks and web-hosting partner best suited for their business.
      Neutral colocation and Internet exchange services companies such as Switch and Data and Equinix. Geographic location tends to be an important factor in determining where networks will meet to create neutral points of connectivity. The location available may not be where potential buyers need capacity or where demand exists. Also, much of the older data center capacity cannot support current blade server technology that requires much more intensive cooling and power density. Our facilities are neutral connectivity points in their respective geographic areas and are designated to accommodate today’s power and cooling demands.
Employees
      As of March 31, 2006, we had 232 full-time employees in the United States, 43 full-time employees in Europe and 13 full-time employees in Brazil. Of these employees, 179 were in data center operations, 52 were in sales and marketing and 57 were in general and administrative.
      Our employees are not represented by a labor union and are not covered by a collective bargaining agreement. We believe that our relations with our employees are good.
Where You Can Find Additional Information
      We file annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any documents that we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our Securities and Exchange Commission filings are also available to the public at the Securities and Exchange Commission’s website at http://www.sec.gov. In addition, we make available free of charge on or through our Internet website, http://www.terremark.com under “Investor Relations”, all of the annual, quarterly and special reports, proxy statements, Section 16 insider holding reports on Form 3, Form 4 and Form 5 and amendments to these reports and other information we file with the SEC. Additionally, our board committee charters and code of ethics are available on our website and in print to any shareholder who requests them. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.
ITEM 1A.     RISK FACTORS.
      You should carefully consider the following risks and all other information contained in this report. If any of the following risks actually occur, our business along with the consolidated financial conditions and results of operations could be materially and adversely affected. The risks and uncertainties described below are those that we currently believe may materially affect our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business operations.

We have a history of losses, expect future losses and may not achieve or sustain profitability.
      We have incurred net losses from operations in each quarterly and annual period since our April 28, 2000 merger with AmTec, Inc. We incurred net losses of $37.1 million, $9.9 million and $22.5 million for the years ended March 31, 2006, 2005 and 2004, respectively. As of March 31, 2006, our accumulated deficit was $283.8 million. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds and gain new customers.

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
      Because of their greater financial resources, some of our competitors have the ability to adopt aggressive pricing policies, especially if they have been able to restructure their debt or other obligations. As a result, in the future, we may suffer from pricing pressure that would adversely affect our ability to generate revenues and adversely affect our operating results. In addition, these competitors could offer colocation on neutral terms, and may start doing so in the same metropolitan areas where we have NAP centers. Some of these competitors may also provide our target customers with additional benefits, including bundled communication services, and may do so in a manner that is more attractive to our potential customers than obtaining space in our IX centers. We believe our neutrality provides us with an advantage over these competitors. However, if these competitors were able to adopt aggressive pricing policies together with offering colocation space, our ability to generate revenues would be materially adversely affected. We may also face competition from persons seeking to replicate our IX concept by building new centers or converting existing centers that some of our competitors are in the process of divesting. We may experience competition from our landlords in this regard. Rather than licensing available space in our buildings to large single tenants, they may decide to convert the space instead to smaller square foot units designed for multi-tenant colocation use. Landlords may enjoy a cost effective advantage in providing similar services as our NAPs, and this could also reduce the amount of space available to us for expansion in the future. Competitors may operate more successfully or form alliances to acquire significant market share. Furthermore, enterprises that have already invested substantial resources in outsourcing arrangements may be reluctant or slow to adopt our approach that may replace, limit or compete with their existing systems. In addition, other companies may be able to attract the same potential customers that we are targeting. Once customers are located in competitors’ facilities, it may be extremely difficult to convince them to relocate to our NAP centers.

We anticipate that an increasing portion of our revenues will be from contracts with agencies of the United States government, and uncertainties in government contracts could adversely affect our business.
      During the year ended March 31, 2006, revenues under contracts with agencies of the U.S. federal government constituted 22% of our data center revenues. Generally, U.S. government contracts are subject to oversight audits by government representatives, to profit and cost controls and limitations, and to provisions permitting modification or termination, in whole or in part, without prior notice, at the government’s convenience. In some cases, government contracts are subject to the uncertainties surrounding congressional appropriations or agency funding. Government contracts are also subject to specific procurement regulations. Failure to comply with these regulations and requirements could lead to suspension or debarment from future government contracting for a period of time, which could limit our growth prospects and adversely affect our business, results of operations and financial condition. Government contracts typically have an initial term of one year. Renewal periods are exercisable at the discretion of the U.S. government. We may not be successful in winning contract awards or renewals in the future. Our failure to renew or replace U.S. government contracts when they expire could have a material adverse effect on our business, financial condition, or results of operations.

We derive a significant portion of our revenues from a few clients; accordingly, a reduction in our clients’ demand for our services or the loss of clients would likely impair our financial performance.
      During the year ended March 31, 2006, we derived approximately 19% and 14% of our data center revenues from two customers. During the year ended March 31, 2005, we derived approximately 42% and 12% of our data center revenues from these same two customers. Because we derive a large percentage of our revenues from a few major customers, our revenues could significantly decline if we lose one or more of these customers or if the amount of business we obtain from them is reduced. See “Business — Customers.”

We have significant debt service obligations which will require the use of a substantial portion of our available cash.
      We are a highly leveraged company. As of March 31, 2006, our total liabilities were $190.9 million and our total stockholders’ equity was $13.8 million. Our mortgage loan and our senior secured notes are, collectively, collateralized by substantially all of our assets. In addition, in some circumstances, interest obligations payable with respect to our senior secured notes may be paid in kind by adding such interest payments to the principal amount owed under the senior secured notes increasing further our debt exposure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
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
      We are highly dependent on the skills, experience and services of key personnel, particularly Manuel D. Medina, our Chairman, President and Chief Executive Officer. The loss of Mr. Medina or other key personnel could have a material adverse effect on our business, operating results or financial condition. Our potential growth and expansion are expected to place increased demands on our management skills and resources. Therefore, our success also depends upon our ability to recruit, hire, train and retain additional skilled and experienced management personnel. Employment and retention of qualified personnel is important due to the competitive nature of our industry. Although we maintain keyman life insurance with respect to Mr. Medina, the amount of coverage may not be sufficient to allow us to obtain a suitable replacement. Our inability to hire new personnel with the requisite skills could impair our ability to manage and operate our business effectively.

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

We may encounter difficulties implementing our expansion plan.
      We expect that we may encounter challenges and difficulties in implementing our expansion plan to establish new Internet exchange facilities in domestic locations in which we believe there is significant demand for our services.. These challenges and difficulties relate to our ability to:

•	identify and take advantage of locations in which we believe there is sufficient demand for our services;

•	generate sufficient cash flow from operations or through additional debt or equity financings to support these expansion plans;

•	hire, train and retain sufficient additional financial reporting management, operational and technical employees; and

•	install and implement new financial and other systems, procedures and controls to support this expansion plan with minimal delays.
      If we encounter greater than anticipated difficulties in implementing our expansion plan, it may be necessary to take additional actions, which could divert management’s attention and strain our operational and financial resources. We may not successfully address any or all of these challenges, and our failure to do so would adversely affect our business plan and results of operations, our ability to raise additional capital and our ability to achieve enhanced profitability.

Our common shares are thinly traded and, therefore, relatively illiquid.
      As of March 31, 2006, we had 44,490,352 common shares outstanding (including 865,202 treasury shares). While our common shares trade on the American Stock Exchange, our stock is thinly traded (approximately 0.4% of our stock traded on an average daily basis during the three months ended March 31, 2006) and you may have difficulty in selling your shares quickly. The low trading volume of our common stock is outside of our control, and may not increase in the near future or, even if it does increase in the future, may not be maintained.

Our stock price may be volatile, and you could lose all or part of your investment.
      The market for our equity securities has been extremely volatile (ranging from $2.79 per share to $8.50 per share during the 52-week trading period ending June 14, 2006). Our stock price could suffer in the future as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter. The following factors could cause the price of our common stock in the public market to fluctuate significantly:

•	actual or anticipated variations in our quarterly results of operations;

•	changes in market valuations of companies in our industry;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	fluctuations in stock market prices and volumes;

•	future issuances of common stock or other securities;

•	the addition or departure of key personnel; and

•	announcements by us or our competitors of acquisitions, investments or strategic alliances.
      Volatility in the market price of our common stock may prevent investors from being able to sell their common stock at or above the price they desire.

You may not receive dividends on our common stock
      We do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, the agreements governing our indebtedness, including the terms of the mortgage loan and the senior secured notes restrict our ability to pay dividends on our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
      None.

ITEM 2.	PROPERTIES.
      We lease or own properties on which we operate internet exchange facilities from which we may provide our colocation, interconnection and managed services to the government and commercial sectors. The following table shows information on these properties and facilities as of March 31, 2006:

		Lease Expires
		(reflecting	Area
		all Options)	(Square		Annual
Description	Location	(M/Yr)	Feet)		Rent

NAP of the Americas Facility	Miami, Florida	Owned	750,000		N/A
Principal executive offices	Miami, Florida	April 2008	16,900		$542,000(1)
Hewlett Packard data center	Sao Paulo, Brazil	October 2021	3,400		$50,000
Colocation Facility	Santa Clara, California	January 2021	40,000		$1,500,000(2)
Data Center	Herndon, Virginia	February 2015	18,600		$204,000 - $264,000
					(1)(3)
NAP of the Americas- Madrid	Madrid, Spain	December 2015	26,000		800,000 Euros (4)
Data Center	London, England	March 2009	500	(5)	$158,400
Data Center	Frankfurt, Germany	March 2009	500	(5)	$129,732
Data Center	Gent, Belgium	January 2007	—	(6)	$230,400
Data Center	Amsterdam, The Netherlands	January 2007	—	(6)	$400,000
Data Center	Hong Kong, China	July 2008	1,155		$114,000
Data Center	Singapore	July 2007	260		$72,000

(1)	We are also responsible for our share of common area maintenance expenses and real estate taxes.

(2)	We are also responsible for real estate taxes and property and casualty insurance expenses which in the aggregate equal approximately $46,000 annually.

(3)	Annual rent gradually increases with each year of the term and equals $264,000 during the year in which the lease expires.

(4)	$966,000 at March 31, 2006 exchange rate. Annual rent is exclusive of value added taxes. The lessor to the lease is Global Switch Property Madrid, S.I.

(5)	We have an option to lease an additional 500 square feet at the same base rent.

(6)	These leases are for rack space located in data centers. Each lease is for 49 racks.

ITEM 3.	LEGAL PROCEEDINGS.
      In the ordinary course of conducting our business, we become involved in various legal actions and other claims. Litigation is subject to many uncertainties and we may be unable to accurately predict the outcome of individual litigated matters. Some of these matters possibly may be decided unfavorably to us. Currently, we have some collection related litigation ongoing in the ordinary course of business. It is the opinion of management that the ultimate liability, if any, with respect to these matters will not be material.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
      No matters were submitted to a vote of our stockholders during the three months ended March 31, 2006.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock and Preferred Stock Information
      Our common stock, par value $0.001 per share, is quoted under the symbol “TWW” on the American Stock Exchange. On May 16, 2005, our stockholders approved and we implemented, effective as of the same date for all stockholders of that date, a one-for-ten reverse split of our common stock. All share amounts, prices and per share information in this annual report on Form 10-K have been adjusted to reflect this reverse stock split.
      As of May 31, 2006, under our amended and restated certificate of incorporation, we had the authority to issue:

•	100,000,000 shares of common stock, par value $0.001 per share; and

•	10,000,000 shares of preferred stock, par value $0.001 per share, which are issuable in series on terms to be determined by our board of directors, of which 5,882 shares are designated as series H convertible preferred stock and 600 shares are designated as series I convertible preferred stock.
      As of May 31, 2006:

•	44,570,458 shares of our common stock were outstanding;

•	294 shares of our series H convertible preferred stock were outstanding and held by one holder of record. Each share of series H convertible preferred stock may be converted into 100 shares of our common stock. On June 1, 2006, we received a notice from the holder of all 294 of our series H convertible preferred stock notifying us that the holder had exercised its right to require us to redeem all of these shares. We expect to redeem these shares sometime in the second quarter of our 2007 fiscal year; and

•	323 shares of our series I convertible preferred stock were outstanding. Each share of series I convertible preferred stock may be converted into 3,333 shares of our common stock.
      As of May 31, 2006, there were 370 holders of record and we believe at least 7,300 beneficial owners of our common stock.
      The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock on the American Stock Exchange. Quotations are based on actual transactions and not bid prices:

	Prices

Fiscal Year 2006 Quarter Ended	High	Low

June 30, 2005	$8.00	$5.60
September 30, 2005	7.56	3.97
December 31, 2005	5.04	2.60
March 31, 2006	8.60	4.35

	Prices

Fiscal Year 2005 Quarter Ended	High	Low

June 30, 2004	$10.90	$6.10
September 30, 2004	8.40	6.00
December 31, 2004	7.50	5.50
March 31, 2005	8.40	5.90
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
Recent Sales of Unregistered Securities
      On April 25, 2006, we issued warrants to purchase 12,500 shares of our common stock at an exercise price of $4.80 per share to BVBA pursuant to a prior agreement in connection with BVBA providing investor relations consulting services to us.
      The offer and sale of our securities was exempt from the registration requirements of the Securities Act, as the securities were sold to accredited investors pursuant to Regulation D and to non-United States persons in offshore transactions pursuant to Regulation S.

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

	Twelve Months Ended March 31,

	2006	2005	2004	2003	2002

	(Dollars in thousands except per share data)
Results of Operations:
Data center(1)	$62,529	$46,818	$17,034	$11,033	$3,216
Real estate services	—	1,330	1,179	3,661	12,656

Total revenue	62,529	48,148	18,213	14,694	15,872

Data center operations expenses	38,824	36,310	16,413	11,235	11,231
Construction contract expenses	—	809	918	2,968	7,398
Other expenses	60,854	20,888	23,373	41,718	54,615

Total expenses	99,678	58,007	40,704	55,921	73,244

Net loss	(37,149)	(9,859)	(22,491)	(41,227)	(57,372)
Non-cash preferred dividend	(727)	(915)	(1,158)	(160)	(160)

Net loss attributable to common shareholders	$(37,876)	$(10,774)	$(23,649)	$(41,387)	$(57,532)

Net loss per common share — basic	$(0.88)	$(0.31)	$(0.78)	$(1.76)	$(2.90)

Net loss per common share — diluted	$(0.88)	$(0.40)	$(0.78)	$(1.76)	$(2.90)

	Twelve Months Ended March 31,

	2006	2005	2004	2003	2002

	(Dollars in thousands)
Financial condition:(2)
Property and equipment, net	$129,893	$123,406	$53,898	$54,483	$61,089
Total assets	204,716	208,906	77,433	69,602	81,024
Long term obligations(3)(4)	165,387	149,734	78,525	74,524	38,210
Stockholders’ equity (deficit)	13,836	40,176	(22,720)	(46,461)	(49,276)

(1)	Amount includes contract termination fees for the years ended March 31, 2004 and 2003 of $422 and $1,095, respectively.

(2)	See “Management’s discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

(3)	Long term obligations include mortgage payable less current portion, convertible debt less current portion, estimated fair value of derivatives embedded within convertible debt, deferred rent, deferred revenue, unearned interest under capital lease obligations, capital lease obligations less current portion and notes payable less current portion.

(4)	Long term obligations as of March 31, 2005, 2004 and 2003 include approximately $600 in redeemable convertible preferred stock plus accrued dividends.

      The quarterly selected financial statement data set forth below has been derived from our unaudited condensed consolidated financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere herein.

	Three Months Ended

	March 31,	December 31,	September 30,	June 30,
	2006	2005	2005	2005

	(Dollars in thousands except per share data)
Data center	$19,015	$18,882	$13,961	$10,671
Real estate services	—	—	—	—

Total revenue	19,015	18,882	13,961	10,671

Data center operations expenses	11,572	11,522	8,718	7,012
Other expenses	29,285	15,202	2,577	13,791

Total expenses	40,857	26,724	11,295	20,803

Net income (loss)	(21,842)	(7,842)	2,666	(10,132)
Non-cash preferred dividend	(170)	(185)	(185)	(188)
Earnings allocation to participating shareholders	—	—	(397)	—

Net income (loss) attributable to common shareholders	$(22,012)	$(8,027)	$2,084	$(10,320)

Net income (loss) per common share — basic	$(0.50)	$(0.18)	$0.05	$(0.25)

Net income (loss) per common share — diluted	$(0.50)	$(0.18)	$(0.09)	$(0.25)

	March 31,	December 31,	September 30,	June 30,
	2005	2004	2004	2004

	(Dollars in thousands except per share data)
Data center	$13,472	$18,320	$7,915	$7,112
Real estate services	—	242	303	784

Total revenue	13,472	18,562	8,218	7,896

Data center operations expenses	8,506	15,382	6,465	5,737
Construction contract expenses	(319)	180	243	705
Other expenses	12,094	8,288	(1,304)	2,030

Total expenses	20,281	23,850	5,404	8,472

Net income (loss)	(6,809)	(5,288)	2,814	(576)
Non-cash preferred dividend	(193)	(235)	(245)	(242)
Earnings allocation to participating shareholders	—	—	(488)	—

Net income (loss) attributable to common shareholders	$(7,002)	$(5,523)	$2,081	$(818)

Net income (loss) per common share — basic	$(0.19)	$(0.16)	$0.06	$(0.02)

Net income (loss) per common share — diluted	$(0.19)	$(0.16)	$(0.11)	$(0.10)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
      This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 based on our current expectations, assumptions, and estimates about us and our industry. These forward-looking statements involve risks and uncertainties. Words such as “believe,” “anticipate,”

“estimate,” “expect,” “intend,” “plan,” “will,” “may, ” and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. All statements other than statements of historical facts, including, among others, statements regarding our future financial position, business strategy, projected levels of growth, projected costs and projected financing needs, are forward-looking statements. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several important factors including, without limitation, a history of losses, competitive factors, uncertainties inherent in government contracting, concentration of business with a small number of clients, the ability to service debt, substantial leverage, material weaknesses in our internal controls and our disclosure controls, energy costs, the interest rate environment, one-time events and other factors more fully described in “Risk Factors” and elsewhere in this report. The forward-looking statements made in this report relate only to events as of the date on which the statements are made. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely upon forward-looking statements as predictions of future events. Except as required by applicable law, including the securities laws of the United States, and the rules and regulations of the Securities and Exchange Commission, we do not plan and assume no obligation to publicly update or revise any forward-looking statements contained herein after the date of this report, whether as a result of any new information, future events or otherwise.
Critical Accounting Policies and Estimates
      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
      Management believes the following significant accounting policies, among others, affect its judgments and estimates used in the preparation of its consolidated financial statements:

•	revenue recognition and allowance for bad debt;

•	derivatives;

•	accounting for income taxes;

•	impairment of long-lived assets;

•	stock-based compensation; and

•	goodwill.

Revenue Recognition, Profit Recognition and Allowance for Bad Debts
      Data center revenues consist of monthly recurring fees for colocation, exchange point, and managed and professional services fees. These revenues also include monthly rental income for unconditioned space in our Miami facility. Revenues from colocation and exchange point services, as well as rental income for unconditioned space, are recognized ratably over the term of the contract. Installation fees and related direct costs are deferred and recognized ratably over the expected life of the customer installation. Effective April 1, 2005, we revised the estimated life of customer installations from 12 to 48 months. We have determined that this change in accounting estimate does not and will not have a material impact on net earnings in current and future periods. Managed and professional services fees are recognized in the period in which the services are provided. Revenue from contract settlements is generally recognized when collectibility is reasonably assured and no remaining performance obligation exists.
      In accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, when more than one element such as equipment, installation and colocation services are contained in a single arrangement, we allocate revenue between the elements based on acceptable fair value allocation methodologies, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered items. The fair value of the undelivered elements is determined by the price charged when the element is sold separately, or in cases when the item is not sold separately, by the using other acceptable objective evidence.
      Revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from customers. If we determine that collection is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. As of March 31, 2006 and 2005, accounts receivable amounted to $11.0 and $4.4 million, respectively. These amounts are net of allowance for doubtful accounts of approximately $200,000 each year.
      We analyze current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of the allowance for bad debts.
      Customer contracts generally require us to meet certain service level commitments. If we do not meet the required service levels, we may be obligated to provide credits, usually a month of free service. Such credits, to date, have been insignificant.

Derivatives
      We have, in the past, used financial instruments, including swaps and cap agreements, to manage exposures to movements in interest rates. The use of these financial instruments modifies our exposure to these risks with the intent to reduce our risk or cost.
      We do not hold or issue derivative instruments for trading purposes. However, our 9% Senior Convertible Notes, due June 15, 2009 contain embedded derivatives that require separate valuation from the Notes. We recognize these derivatives as liabilities on our balance sheet and measure them at their estimated fair value, and recognize changes in their estimated fair value in earnings in the period of change. We estimated that the embedded derivatives had an estimated fair value of approximately $20.2 million as of March 31, 2005, an estimated fair value of approximately $25.0 million as of March 31, 2006. The embedded derivatives derive their value primarily based on changes in the price and volatility of our common stock. The closing price of our common stock increased to $8.50 as of March 31, 2006 from $6.50 per share as of March 31, 2005. As a result, during the year ended March 31, 2006, we recognized an expense of $4.8 million due to the change in estimated fair value of the embedded derivatives.
      With the assistance of a third party, we estimate the fair value of our embedded derivatives using available market information and appropriate valuation methodologies. These embedded derivatives derive their value primarily based on changes in the price and volatility of our common stock. Over the life of the notes, given the historical volatility of our common stock, changes in the estimated fair value of the embedded derivatives are expected to have a material effect on our results of operations. Furthermore, we have estimated the fair value of these embedded derivatives using a theoretical model based on the historical volatility of our common stock over the past twelve months of 77%. If an active trading market develops for the notes or we are able to find comparable market data, we may in the future be able to use actual market data to adjust the estimated fair value of these embedded derivatives. Such adjustment could be significant and would be accounted for prospectively.

Accounting for Income Taxes
      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce tax assets to the amounts expected to be realized. In assessing the likelihood of realization, we consider estimates of future taxable income.
      We currently have provided for a full valuation allowance against our net deferred tax assets. Based on the available objective evidence, management does not believe it is more likely than not that the net deferred tax assets will be realizable in the future. An adjustment to the valuation allowance would benefit net income in the period in which such determination is made if we determine that we would be able to realize our deferred tax assets in the foreseeable future.
      Our federal and state net operating loss carryforwards, amounting to approximately $206.6 million, begin to expire in 2011. On April 28, 2000, Terremark Holdings, Inc. merged with AmTec, Inc. We determined that the net operating losses generated prior to the AmTech merger may have been limited by Federal tax laws that impose substantial restrictions on the utilization of net operating losses and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. Such a limitation is effective for a five year period. As a result, for the year ended March 31, 2006, we determined that we are no longer limited in utilizing net operating losses generated prior to the AmTec merger. Should we determine that we would be able to realize our deferred tax assets in the foreseeable future, an adjustment to the deferred tax assets would increase income in the period such determination is made.
      In September 2005, the EITF reached consensus on Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (“EITF 05-8”). EITF 05-8 concludes that (i) the issuance of convertible debt with a beneficial conversion feature results in a basis difference that should be accounted for as a temporary difference and (ii) the establishment of the deferred tax liability for the basis difference should result in an adjustment to additional paid in capital. We believe that the underlying concepts in EITF 05-8 should be similarly applied to debt for which an embedded derivative has been bifurcated under FASB Statement No. 133, “Accounting for Derivatives Instruments and Hedging Activities.” This application results in the recognition of deferred taxes upon issuance for the temporary differences existing on both the debt instrument and the embedded derivative. Subsequent changes in fair value of embedded derivative will result in remeasurement of the related deferred tax account. The guidance in this Issue should be implemented by retrospective application in financial statements for interim and annual reporting periods beginning after December 15, 2005. Early application is permitted for periods for which financial statements have not been issued. Our convertible debt has embedded derivatives that are bifurcated and accounted for separately. Our retrospective application of EITF 05-8 changes the composition of certain deferred tax disclosure items as of March 31, 2005 and did not have an impact on our financial position, results of operations or cash flows.

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
      As of March 31, 2006 and 2005, our long-lived assets, including property and equipment, net and identifiable intangible assets, totaled approximately $150.2 and $133.4 million, respectively. For the year ended March 31, 2005, we recognized impairment charges amounting to approximately $813,000. We recognized no impairment charge for the year ended 2006.

Stock-based Compensation
      We use the intrinsic value method to account for our employee stock-based compensation plans. Under this method, compensation expense is based on the difference, if any, on the date of grant, between the fair value of our shares and the option’s exercise price. We account for stock based compensation to non-employees using the fair value method.
      On March 23, 2006, the Compensation Committee of our Board of Directors approved the vesting, effective as of March 31, 2006, of all unvested stock options previously granted under our stock option and executive incentive compensation plans. The options affected by this accelerated vesting had exercise prices ranging from $2.79 to $16.50. As a result of the accelerated vesting, options to purchase approximately 460,000 shares became immediately exercisable. All other terms of these options remain unchanged.
      We will adopt Financial Accounting Standards Board Statement No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment” as of April 1, 2006, and will then recognize compensation expense prospectively for all future stock-based grants. The decision of the Compensation Committee to accelerate the vesting of all outstanding options was made primarily to reduce compensation expense that otherwise would be recorded starting with the fiscal quarter ended June 30, 2006. We have recognized approximately $756,000 (before tax) of compensation expense during the quarter ended March 31, 2006 as a result of the acceleration of the vesting of the options, but will not be required to recognize future compensation expenses for the accelerated options under FAS 123R unless we make modifications to the options, which is not anticipated. The future compensation expense that will be avoided, based on our implementation date for SFAS 123R on April 1, 2006, is approximately $1,500,000, $910,000, and $170,000 in the fiscal years ended March 31, 2007, 2008, and 2009, respectively. We, however, expect future stock-based compensation grants to have a significant impact on our result of operations.

Goodwill
      Goodwill and intangible assets that have indefinite lives are not amortized, but rather, are tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The goodwill impairment test involves a two-step approach. The first step involves a comparison of the fair value of each of our reporting units with its respective carrying amount. If a reporting unit’s carrying amount exceeds its fair value, the second step is performed. The second step involves a comparison of the implied fair value to the carrying value of that reporting unit’s goodwill. To the extent that a reporting unit’s carrying amount exceeds the implied fair value of its goodwill, an impairment loss is recognized. Identifiable intangible assets not subject to amortization are assessed for impairment by comparing the fair value of the intangible asset to its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds fair value. Intangible assets that have finite useful lives are amortized over their useful lives.
      As of March 31, 2006 and 2005, our goodwill totaled approximately $16.8 million and $10.0 million, respectively. Goodwill represents the carrying amount of the excess purchase price over the fair value of identifiable net assets acquired in conjunction with (i) the acquisition of a corporation holding rights to develop and manage facilities catering to the telecommunications industry and (ii) the acquisition of Dedigate, N.V., a managed host service provider in Europe. We performed the annual tests for impairment for the rights to develop and manage facilities catering to the telecommunications industry in the quarters ended March 31, 2006 and 2005, and concluded that there were no impairments. Since Dedigate, N.V. was acquired in August 2005, we will perform the required annual test impairment for Dedigate related intangibles in the quarter ended September 30, 2006. For the year ended March 31, 2005, we recognized an impairment expense of approximately $813,000.
Results of Operations

Results of Operations for the Year Ended March 31, 2006 as Compared to the Year Ended March 31, 2005.
      Revenue. The following charts provide certain information with respect to our revenues:

	For the Year
	Ended
	March 31,

	2006	2005

U.S. Operations	88%	99%
Outside U.S.	12%	1%

	100%	100%
Data center	100%	97%
Construction contract and fee revenue	0%	3%

	100%	100%

      Data center revenues consist of:

	For the Year Ended March 31,

	2006		2005

Colocation	$28,126,193	45%	$21,402,860	61%
Managed and professional services	28,088,192	45%	9,017,282	26%
Exchange point services	6,308,708	10%	4,564,283	13%
Other	6,189	0%	918	0%

	$62,529,282	100%	$34,985,343	100%

Technology infrastructure buildouts	—		11,832,745

Total data center revenues	$62,529,282		$46,818,088

      The increase in data center revenues is mainly due to both an increase in our deployed customer base and an expansion of services to existing customers. Our deployed customer base increased from 210 customers as of March 31, 2005 to 461 customers as of March 31, 2006. Included in revenues and customer count are the results of Dedigate, N.V., a European managed dedicated hosting provider, which we acquired on August 5, 2005. Data center revenues consist of:

•	colocation services, such as licensing of space and provisioning of power;

•	exchange point services, such as peering and cross connects; and

•	managed and professional services, such as network management, managed web hosting, outsourced network operating center (NOC) services, network monitoring, procurement and installation of equipment and procurement of connectivity, managed router services, secure information services, technical support and consulting.
      During the year ended March 31, 2005, we completed three technology infrastructure build-outs under U.S. federal government contracts that included the procurement, installation and configuration of colocation specialized equipment at the NAP of the Americas facility in Miami. Under the completed contract method, we recognized approximately $11.8 million as technology infrastructure build-out revenue upon delivery and formal acceptance by the customer. As a result, the percentage of data center revenues derived from the U.S. government decreased to 22% for the year ended March 31, 2006 from 42% for the year ended March 31, 2005.

      Our utilization of total net colocation space increased to 12.1% as of March 31, 2006 from 8.3% as of March 31, 2005. Our utilization of total net colocation space represents the percentage of space billed versus total space available for customers.
      The increase in managed and professional services is mainly due to increases of approximately $5.0 million in managed services provided under government contracts, $5.4 million in managed services generated by Dedigate and $2.4 million in equipment resales. We also earned $5.6 million in the year ended March 31, 2006 for professional services related to feasibility and network engineering studies. The remainder of the increase is primarily the result of an increase in orders from both existing and new customer growth as reflected by the growth in our customer count and utilization of space as discussed above.
      The increase in exchange point services is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased to 4,007 as of March 31, 2006 from 2,505 as of March 31, 2005.
      We anticipate an increase in revenue from colocation, exchange point and managed services as we add more customers to our network of NAPs, sell additional services to existing customers and introduce new products and services. We anticipate that the percentage of revenue derived from public sector customers will fluctuate depending on the timing of exercise of expansion options under existing contracts and the rate at which we sell services to the public sector. We anticipate that public sector revenues will continue to represent a significant portion of our revenues for the foreseeable future.
      Construction Contracts and Fees. We have no construction projects currently in process and we did not recognize revenue from construction contracts for the year ended March 31, 2006. We recognized $1.2 million for the year ended March 31, 2005 related to one construction contract completed during that period. During the year ended March 31, 2005, we also collected management fees from TECOTA, the entity that then owned the building in which the NAP of the Americas is located, equal to approximately $145,000. These management fees are non-existent in the current period due to the acquisition of TECOTA on December 31, 2004.
      Data Center Operations Expenses. Excluding $9.7 million in costs incurred related to technology infrastructure build-outs, data center expenses increased $12.4 million to $38.8 million for the year ended March 31, 2006 from $26.4 million for the year ended March 31, 2005. Data center operations expenses consist mainly of operations personnel, procurement of connectivity and equipment, technical and colocation space rental, electricity, chilled water, insurance, property taxes, and security services. The increase is the result of increases of $5.4 million in managed services costs, $4.1 million in personnel costs, $2.6 million in TECOTA facility costs, $1.3 million in electricity and chilled water costs, and $1.3 in facilities maintenance costs, offset by a decrease of $3.5 million in technical and colocation space costs.
      In connection with the three completed technology infrastructure build-outs during the year ended March 31, 2005, we incurred $9.7 million in direct costs, including the purchase of specialized equipment. Under the completed contract method, these contract costs were deferred until our delivery and acceptance by the customer in the quarters ended December 31, 2004 and March 31, 2005.
      The increase in managed service costs include a $2.5 million increase in the procurement of connectivity and a $2.1 million increase in the cost of equipment resales. The increase in connectivity costs is mainly due to an increase in revenues from managed services and new bandwidth costs for interconnecting our Internet exchange point facilities. The remainder of the increase is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer count and utilization of space as discussed above. The increase in personnel costs is mainly due to an increase in operations and engineering staff levels. Our staff levels increased to 179 employees as of March 31, 2006 from 119 as of March 31, 2005. The increase in the number of employees is mainly attributable to the hiring of personnel to work under existing and anticipated customer contracts, the expansion of operations in the Madrid NAP, the Brazil NAP and NAP-West, and the acquisition of Dedigate. The increase in power and chilled water costs is mainly due an increase in power utilization and chilled water consumption as a result of customer and colocation space growth.

      The decrease in technical and colocation space costs is the result of the elimination of $6.8 million in technical space rental costs as a result of the acquisition of TECOTA, offset by $2.2 million in new leases in Madrid, Frankfurt, London, Herndon (Virginia), Hong Kong and Singapore. We also have new leases in Gent and Amsterdam as a result of the acquisition of Dedigate.
      Construction Contract Expenses. There was no construction activity during the year ended March 31, 2006. Construction contract expenses were $809,000 for the year ended March 31, 2005.
      General and Administrative Expenses. General and administrative expenses increased approximately $2.4 to $15.6 million for the year ended March 31, 2006 from $13.2 million for the year ended March 31, 2005. General and administrative expenses consist primarily of payroll and related expenses, professional service fees, travel, rent, and other general corporate expenses. This increase was primarily due to an increase of approximately $1.3 million in professional fees and $407,000 in personnel costs. The increase in personnel costs is mainly due to a stock-based compensation charge of approximately $300,000 as a result of the acceleration of the vesting of employee stock options whose payroll related expenses are included in general and administrative expenses. The increase in professional services is mainly due to additional audit and consulting fees resulting from our Sarbanes-Oxley compliance work efforts. Going forward, we expect our accounting and consulting fees, and general and administrative expenses, to remain stable as we enter into the third year of our Sarbanes-Oxley compliance program.
      Sales and Marketing Expenses. Sales and marketing expenses increased $3.1 million to $8.5 million for the year ended March 31, 2006 from $5.4 million for the year ended March 31, 2005. The most significant components of sales and marketing are payroll, sales commissions and promotional activities. Payroll and sales commissions increased by $1.5 million mainly due an increase in staff levels, which is consistent with our increase in bookings. Our sales and marketing staff levels increased to 52 employees as of March 31, 2006 from 30 as of March 31, 2005.
      Depreciation and Amortization Expenses. Depreciation and amortization expense increased $3.0 million to $8.7 million for the year ended March 31, 2006 from $5.7 million for the year ended March 31, 2005. The increase is mainly due to the acquisition of TECOTA, the entity that owns the building that houses the NAP of the Americas.
      Impairment of Long-lived Assets. During the year ended March 31, 2005, we wrote off $813,000 related to equipment that was considered obsolete. We did not have any impairment of long-lived assets during the year ended March 31, 2006.
      Change in Fair Value of Derivatives Embedded within Convertible Debt. Our 9% senior convertible notes due June 15, 2009 contain embedded derivatives that require separate valuation from the senior convertible notes. We recognize these embedded derivatives as a liability in our balance sheet, measure them at their estimated fair value and recognize changes in the estimated fair value of the derivative instruments in earnings. We estimated that the embedded derivatives had a March 31, 2005 estimated fair value of $20.2 million and a March 31, 2006 estimated fair value of $25.0 million. The embedded derivatives derive their value primarily based on changes in the price and volatility of our common stock. The estimated fair value of the embedded derivatives increases as the price of our common stock increases and decreases as the price of our common stock decreases. The closing price of our common stock increased to $8.50 on March 31, 2006 from $6.50 as of March 31, 2005. As a result, during the year ended March 31, 2006, we recognized a loss of $4.8 million from the change in estimated fair value of the embedded derivatives. For the year ended March 31, 2005, we recognized a gain of $15.3 million due to the change in value of our embedded derivatives.
      Over the life of the senior convertible notes, given the historical volatility of our common stock, changes in the estimated fair value of the embedded derivatives are expected to have a material effect on our results of operations. See “Quantitative and Qualitative Disclosures about Market Risk.” Furthermore, we have estimated the fair value of these embedded derivatives using a theoretical model based on the historical volatility of our common stock of (77% as of March 31, 2006) over the past twelve months. If a market develops for our senior convertible notes or we are able to find comparable market data, we may be able to use future market data to adjust our historical volatility by other factors such as trading volume. As a result, the estimated fair value of these embedded derivatives could be significantly different. Any such adjustment would be made prospectively.
      Gain on Debt Restructuring and Conversion. During the year ended March 31, 2005, as a result of the extinguishment of notes payable and convertible debentures, we recognized a gain totaling $3.4 million, representing the recognition of the unamortized balance of a debt restructuring deferred gain and the write-off of debt issuance costs, net of an early redemption premium payment.
      Interest Expense. Interest expense increased $9.5 million to $25.0 million for the year ended March 31, 2006 from $15.5 million for the year ended March 31, 2005. This increase is mainly due to additional debt incurred, including our mortgage loan, our senior secured notes and our senior convertible notes.
      Interest Income. Interest income increased $1.1 million to $1.7 million for the year ended March 31, 2006 from approximately $666,000 for the year ended March 31, 2005. This increase was due to available cash balances as a result of the March 14, 2005 sale of 6,000,000 shares of our common stock.
      Net Loss. Net loss for our reportable segments was as follows:

	For the Year Ended March 31,

	2006	2005

Data center operations	$(37,149,174)	$(9,490,543)
Real estate services	—	(368,809)

	$(37,149,174)	$(9,859,352)

      Excluding the change in the estimated fair value of the embedded derivative, and the gain on debt restructuring and conversion, the net loss from data center operations increased $3.8 million to $32.4 million for the year ended March 31, 2006 when compared to $28.6 million of the year ended March 31, 2005. The increase in our net loss is primarily due to an increase in interest expense of approximately $9.6 million, offset by a decrease in our net loss of approximately $4.8 million.
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

Results of Operations for the Year Ended March 31, 2005 as Compared to the Year Ended March 31, 2004.
      Revenue. The following charts provide certain information with respect to our revenues:

	For the Year
	Ended
	March 31,

	2005	2004

U.S. Operations	99%	99%
Outside U.S	1%	1%

	100%	100%
Data center	97%	94%
Construction contract and fee revenue	3%	6%

	100%	100%

      Data center revenues consist of:

	For the Year Ended March 31,

	2005		2004

Colocation	$21,402,860	61%	$9,861,638	58%
Exchange point services	4,564,283	13%	3,571,709	21%
Managed and professional services	9,017,282	26%	3,179,264	19%
Other	918	0%	421,766	2%

	$34,985,343	100%	$17,034,377	100%

Technology infrastructure buildouts	11,832,745		—

Total data center revenues	$46,818,088		$17,034,377

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
      Construction Contracts and Fees. Construction contract revenue increased $150,000 to $1.33 million for the year ended March 31, 2005 from $1.18 million for the year ended March 31, 2004. We completed one construction contract in the year ended March 31, 2005, and as of that date, we have no construction contracts in process. Due to our opportunistic approach to our construction business, we expect revenues from construction contracts to significantly fluctuate year to year.
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
      Change in Fair Value of Derivatives Embedded within Convertible Debt. Our 9% senior convertible notes due June 15, 2009 contain embedded derivatives that require separate valuation from the senior convertible notes. We recognize these embedded derivatives as a liability in our balance sheet, measure them at their estimated fair value and recognize changes in the estimated fair value of the derivative instruments in earnings. We estimated that the embedded derivatives had an initial estimated fair value of approximately $35.5 and a March 31, 2005 estimated fair value of approximately $20.2. The embedded derivatives derive their value primarily based on changes in the price and volatility of our common stock. The closing price of our common stock decreased to $6.50 on March 31, 2005 from $9.30 per share as of the initial valuation date. As a result, during the year ended March 31, 2005, we recognized a $15.3 million gain from the change in estimated fair value of the embedded derivatives. Over the life of the senior convertible notes, given the historical volatility of our common stock, changes in the estimated fair value of the embedded derivatives are expected to have a material effect on our results of operations. The estimated fair value of the embedded derivatives increases as the price of our common stock increases. See “Quantitative and Qualitative Disclosures about Market Risk.” Furthermore, we have estimated the fair value of these embedded derivatives using a theoretical model based on the historical volatility of our common stock of (72% as of March 31, 2005) over the past year. If a market develops for our senior convertible notes or we are able to find comparable market data, we may be able to use in the future market data to adjust our historical volatility by other factors such as trading volume and our estimated fair value of these embedded derivatives could be significantly different. Any such adjustment would be made prospectively. During the year ended March 31, 2004, we did not have any embedded derivatives.
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

Liquidity and Capital Resources

Liquidity
      We have incurred losses from operations in each quarter and annual period since our merger with AmTec, Inc. Although cash used in operations for the year ended March 31, 2006 and 2005 was approximately $11.9 million and $24.4 million, respectively, we generated approximately $457,000 in cash from operations in the quarter ended March 31, 2006. As of March 31, 2006, our total liabilities were approximately $190.9 million. Our working capital decreased from $34.8 million, as of March 31, 2005, to $10.7 million, as of March 31, 2006.
      As of March 31, 2006, our principal source of liquidity was our $20.4 million in cash and cash equivalents. We anticipate that this cash, coupled with our anticipated cash flows generated from operations, will be sufficient to meet our capital expenditures, working capital, debt service and corporate overhead requirements in connection with our currently identified business objectives. Our projected revenues and cash flows depend on several factors, some of which are beyond our control, including the rate at which we provide services, the timing of exercise of expansion options by customers under existing contracts, the rate at which new services are sold to the government sector and the commercial sector, the ability to retain the customer base, the willingness and timing of potential customers in outsourcing the housing and management of their technology infrastructure to us, the reliability and cost-effectiveness of our services and our ability to market our services.

Indebtedness
      On December 31, 2004, we purchased the remaining 99.16% equity interests of TECOTA that were not owned by us and TECOTA became our wholly-owned subsidiary. TECOTA owns the building in which the NAP of the Americas is housed. We refer to this building as the NAP of the Americas building. In connection with this purchase, we paid approximately $40.0 million for the equity interests and repaid an approximately $35.0 million mortgage to which the NAP of the Americas building was subject. We financed the purchase and repayment of the mortgage from two sources. We obtained a $49.0 million first mortgage loan from Citigroup Global Markets Realty Corp., $4.0 million of the proceeds of which are restricted and can only be used to fund customer related improvements made to the NAP of the Americas in Miami. Simultaneously, we issued senior secured notes in an aggregate principal amount equal to $30.0 million and sold 306,044 shares of our common stock valued at $2.0 million to the Falcon Investors. The Citigroup $49.0 million loan is collateralized by a first mortgage on the NAP of the Americas building and a security interest in all existing building improvements, certain of our deposit accounts and any cash flows generated from customers by virtue of their activity at the NAP of the Americas building. The mortgage loan matures in February 2009 and bears interest at a rate per annum equal to the greater of (a) 6.75% and (b) LIBOR plus 4.75% (4.90% as of March 31, 2006). In addition, if an event of default occurs under the mortgage loan agreement, we must pay interest at a default rate equal to 5% per annum in excess of the rate otherwise applicable under the mortgage loan agreement on any amount we owe to the lenders but have not paid when due until that amount is paid in full. The terms of the mortgage loan agreement require us to pay annual rent of $6.9 million. The senior secured notes are collateralized by substantially all of our assets other than the NAP of the Americas building, including the equity interests in our subsidiaries, bear cash interest at 9.875% per annum and “payment in kind” interest at 3.625% per annum, and mature in March 2009. In the event we achieve specified leverage ratios, the interest rate applicable to the senior secured notes will be reduced to 12.5% but will be payable in cash only. Overdue payments under the senior secured notes bear interest at a default rate equal to 2% per annum in excess of the rate of interest then borne by the senior secured notes. Our obligations under the senior secured notes are guaranteed by substantially all of our subsidiaries.
      We may redeem some or all of the senior secured notes for cash. If we redeem the notes before December 31, 2006 or during the six month period commencing on December 31, 2006, June 30, 2007, or December 31, 2007, the redemption price equals 115.0%, 107.5%, 105.0%, and 102.3%, respectively, of their principal amount, plus accrued and unpaid interest, if any, to the redemption date. After June 30, 2008, the redemption price equals 100% of their principal amounts. Also, if there is a change in control, the holders of these notes will have the right to require us to repurchase their notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest.
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
      In June 2004, we privately placed $86.25 million in aggregate principal amount of 9% senior convertible notes due June 15, 2009 to qualified institutional buyers. The notes bear interest at a rate of 9% per annum, payable semi-annually, on each December 15 and June 15 and are convertible at the option of the holders at $12.50 per share. We utilized a portion of the net proceeds of $81.0 million to pay approximately $46.3 million of outstanding loans and convertible debt. The notes are unsecured obligations and rank pari passu with all existing and future unsecured and unsubordinated indebtedness, senior in right of payment to all existing and future subordinated indebtedness, and rank junior to any future secured indebtedness.
      If there is a change in control, the holders of the 9% senior convertible notes have the right to require us to repurchase their notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest. If a change of control occurs and at least 50% of the consideration for our common stock consists of cash, the holders of the 9% senior convertible notes may elect to receive the greater of the repurchase price described above or the total redemption amount. The total redemption amount will be equal to the product of (x) the average closing prices of our common stock for the five trading days prior to the announcement of the change of control and (y) the quotient of $1,000 divided by the applicable conversion price of the 9% senior convertible notes, plus a make-whole premium of $90 per $1,000 of principal if the change of control takes place before December 15, 2006, reducing to $45 per $1,000 of principal if the change of control takes place between June 16, 2008 and December 15, 2008. If we issue a cash dividend on our common stock, we will pay contingent interest to the holders equal to the product of the per share cash dividend and the number of shares of common stock issuable upon conversion of each holder’s note.
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
Sources and Uses of Cash
      Cash used in operations for the year ended March 31, 2006 was approximately $11.9 million compared to cash used in operations of $24.4 million for the year ended March 31, 2005, an increase of approximately $12.5 million. We used cash to primarily fund our net loss, including cash interest payments on our debt.
      Cash used in investing activities for the year ended March 31, 2006 was $6.0 million compared to cash used in investing activities of $91.0 million for the year ended March 31, 2005, an increase of $85.0 million. This decrease is primarily due to the payments made in connection with the acquisitions of NAP Madrid and TECOTA in 2004.
      Cash provided by financing activities for the year ended March 31, 2006 was $5.7 million compared to cash provided by financing activities of $155.0 million for the year ended March 31, 2005, a decrease of $149.3 million. For the year ended March 31, 2006, cash used in financing activities included $5.3 million of payments on loans and capital lease obligations. For the year ended March 31, 2005, cash provided by financing activities included $124.6 in proceeds principally from a new mortgage loan, the senior secured notes and the senior convertible notes partially offset by $46.6 million in payments of loans and convertible debt.
Guarantees and Commitments
      We have guaranteed TECOTA’s obligation, as borrower, to make payments of principal and interest under the mortgage loan with Citigroup Global Markets Realty Group to the extent any of the following events shall occur:

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
      In addition, we have agreed to assume liability for any losses incurred by the lenders under the credit facility related to or arising from:

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
      The following table represents the minimum future operating and capital lease payments for these commitments, as well as the combined aggregate maturities (principle and interest) for the following obligations for each of the twelve months ended:

	Capital Lease
	Obligations	Operating Leases	Convertible Debt	Mortgage Payable	Notes Payable	Total

2007	$690,453	$5,009,933	$7,762,500	$4,219,846	$4,123,739	$21,728,291
2008	511,169	4,879,272	7,762,500	4,219,846	4,123,739	21,416,002
2009	223,537	3,745,270	7,762,500	49,414,809	34,669,953	95,795,791
2010	119,110	3,726,497	90,131,250	—	—	93,976,857
2011	117,340	3,800,232	—	—	—	3,917,572
Thereafter	16,310	33,309,488	—	—	—	33,325,798

	$1,677,919	$54,470,692	$113,418,750	$57,854,501	$42,917,431	$270,160,311

New Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation, such as employee stock purchase plans and restricted stock awards. In addition, SFAS No. 123(R) supersedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Under the provisions of SFAS No. 123(R), stock-based compensation awards must meet certain criteria in order for the award to qualify for equity classification. An award that does not meet those criteria will be classified as a liability and be remeasured each period. SFAS No. 123(R) retains the requirements on accounting for the income tax effects of stock-based compensation contained in SFAS No. 123; however, it changes how excess tax benefits will be presented in the statement of cash flows from operating to financing activities. In addition, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which offers guidance on SFAS No. 123(R). SAB No. 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R) while enhancing the information that investors receive. Key topics of SAB No. 107 include discussion on the valuation models available to preparers and guidance on key assumptions used in these valuation models, such as expected volatility and expected term, as well as guidance on accounting for the income tax effects of SFAS No. 123(R) and disclosure considerations, among other topics. SFAS No. 123(R) and SAB No. 107 were effective for reporting periods beginning after June 15, 2005; however in April 2005, the SEC approved a new rule that SFAS No. 123(R) and SAB No. 107 are now effective for public companies for annual, rather than interim, periods beginning after June 15, 2005. As a result, the first quarter ended June 30, 2006 will be the first period in which we will report stock-based compensation under the provisions of SFAS No. 123(R) and SAB No. 107. The adoption of SFAS No. 123(R), including related FASB Staff Positions issued during 2005 and 2006, and SAB No. 107 are expected to have a significant impact on the our financial position and results of operations. Under SFAS No. 123(R), we have selected the modified prospective application method and, as a result, will not restate any prior financial statements.

      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets contained in APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. As the provisions of SFAS No. 153 are to be applied prospectively, the adoption of SFAS No. 153 will not have an impact on our historical financial statements; however, we will assess the impact of the adoption of this pronouncement on any future nonmonetary transactions that it enters into, if any.
      In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (“FIN No. 47”). FIN No. 47 clarifies that the term, conditional retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 further clarifies that the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement and provides guidance on how an entity might reasonably estimate the fair value of such a conditional asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN No. 47 has not had a significant impact on our financial position, results of operations and cash flows.
      In June 2005, the FASB approved EITF Issue 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 addresses the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are placed in service significantly after and not contemplated at the beginning of a lease term. EITF 05-6 states that (i) leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition and (ii) leasehold improvements that are placed into service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF 05-6 has not had a significant impact on our financial position and results of operations.
      In September 2005, the FASB approved EITF Issue 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Securities and Related Issues” (“EITF 05-7”). EITF 05-7 addresses that the change in the fair value of an embedded conversion option upon modification should be included in the analysis under EITF Issue 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” to determine whether a modification or extinguishment has occurred and that changes to the fair value of a conversion option affects the interest expense on the associated debt instrument following a modification. Therefore, the change in fair value of the conversion option should be recognized upon the modification as a discount or premium associated with the debt, and an increase or decrease in additional paid-in capital. EITF 05-7 is effective for all debt modifications in annual or interim periods beginning after December 15, 2005. The adoption of EITF 05-7 will not have a significant impact on our financial position and results of operations.
      In September 2005, the EITF reached consensus on Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (“EITF 05-8”). EITF 05-8 concludes that (i) the issuance of convertible debt with a beneficial conversion feature results in a basis difference that should be accounted for as a temporary difference and (ii) the establishment of the deferred tax liability for the basis difference should result in an adjustment to additional paid in capital. We believe that the underlying concepts in EITF 05-8 should be similarly applied to debt for which an embedded derivative has been bifurcated under FASB Statement No. 133, “Accounting for Derivatives Instruments and Hedging Activi-

ties.” This application results in the recognition of deferred taxes upon issuance for the temporary differences existing on both the debt instrument and the embedded derivative. Subsequent changes in fair value of embedded derivative will result in remeasurement of the related deferred tax account. The guidance in this Issue should be implemented by retrospective application in financial statements for interim and annual reporting periods beginning after December 15, 2005. Early application is permitted for periods for which financial statements have not been issued. Our convertible debt has embedded derivatives that are bifurcated and accounted for separately. Our retrospective application of EITF 05-8 changes the composition of certain deferred tax disclosure items as of March 31, 2005 and did not have an impact on our financial position, results of operations or cash flows.
      In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125” (“SFAS No. 155”). SFAS No. 155 improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for such instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (iv) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently in the process of evaluating the impact that the adoption of SFAS No. 155 will have on our financial position, results of operations and cash flows.
      In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6 (“FSP FIN 46(R)-6”), which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46 “Consolidation of Variable Interest Rate Entities”, as amended (“FIN No. 46(R)”). The variability that is considered in applying FIN 46(R) affects the determination of (a) whether the entity is a variable interest entity, (b) which interests are variable interests in the entity and (c) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns if such a calculation is necessary. FSP FIN 46(R)-6 is effective beginning the first day of the first reporting period beginning after June 15, 2006. We are currently in the process of evaluating the impact that the adoption of FSP FIN 46(R)-6 will have on our financial position, results of operations and cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
      We have not entered into any financial instruments for trading purposes. However, the estimated fair value of the derivatives embedded within our 9% senior convertible notes creates a market risk exposure resulting from changes in the price of our common stock. These embedded derivatives derive their value primarily based on the price and volatility of our common stock; however, we do not expect significant changes in the near term in the one-year historical volatility of our common stock used to calculate the estimated fair value of the embedded derivatives. Other factors being equal, as of March 31, 2006, the table below provides information about the estimated fair value of the derivatives embedded within our senior convertible notes and the effect that changes in the price of our common stock are expected to have on the estimated fair value of the embedded derivatives:

Estimated Fair Value of
Price Per Share of Common Stock	Embedded Derivatives

$2.00	$2,677,346
$4.00	$8,674,892
$6.00	$15,851,837
$8.00	$22,992,648
$10.00	$30,608,051
      Our exposure to market risk resulting from changes in interest rates results from the variable rate of our mortgage loan, as an increase in interest rates would result in lower earnings and increased cash outflows. The interest rate on our mortgage loan is payable at variable rates indexed to LIBOR. The effect of each 1% increase in the LIBOR rate on our mortgage loan (4.90% at March 31, 2006) would result in an annual increase in interest expense of approximately $460,000. Based on the yield curve published by the U.S. Department of the Treasury and other available information, we project interest expense on our variable rate debt to increase approximately $88,000, $92,000, $92,000 and $97,000 for the years ended March 31, 2007, 2008, 2009 and 2010, respectively.
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
      To date, over 88% of our recognized revenue has been denominated in U.S. dollars, generated mostly from customers in the U.S., and our exposure to foreign currency exchange rate fluctuations has been minimal. In the future, a larger portion of our revenues may be derived from operations outside of the U.S. and may be denominated in foreign currency. As a result, future operating results or cash flows could be impacted due to currency fluctuations relative to the U.S. dollar.
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
      The financial statements required by this Item 8 are attached hereto as Exhibit (a)(1) to Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
      There were no disagreements with accountants on accounting or financial disclosures during the last three fiscal years. On October 5, 2005, our board of directors and our audit committee dismissed PricewaterhouseCoopers LLP (PwC) as our independent registered public accounting firm and engaged KPMG LLP to serve as our new independent registered public accounting firm. The dismissal of PwC became effective as of the date PwC completed its procedures on our unaudited interim financial statements as of September 30, 2005 and for the three and six month periods then ended and the quarterly report on Form 10-Q in which such unaudited interim financial statements were included. For more information with respect to this matter, see our current reports on Form 8-K filed on October 12, 2005 and November 16, 2005 and “Item 14 — Principal Accountant Fees and Services.”

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
      As of the end of the period covered by this report, Terremark carried out an evaluation, under the supervision and with the participation of Terremark’s management, including Terremark’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Terremark’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2006, Terremark’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed in the reports Terremark files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.
Management’s Report on Internal Control Over Financial Reporting
To the Shareholders of Terremark Worldwide, Inc.:
      The management of Terremark Worldwide, Inc., together with its consolidated subsidiaries (Terremark), is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Terremark’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
      Terremark’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Terremark; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of Terremark’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Terremark’s assets that could have a material effect on the consolidated financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of Terremark’s internal control over financial reporting as of March 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework.” Based on our assessment and those criteria, management determined that Terremark maintained effective internal control over financial reporting as of March 31, 2006.

      In August 2005, Terremark Worldwide, Inc. acquired Dedigate, N.V., and management excluded from its assessment of the effectiveness of Terremark Worldwide, Inc.’s internal control over financial reporting as of March 31, 2006, Dedigate, N.V.’s internal control over financial reporting associated with total assets of $11,232,360 and total revenues of $6,491,132 included in the consolidated financial statements of Terremark Worldwide, Inc. and subsidiaries as of and for the year ended March 31, 2006.
      Terremark’s independent registered public accounting firm has issued their report on management’s assessment of Terremark’s internal control over financial reporting, which appears on page F-1.
Changes in Internal Control Over Financial Reporting
      In connection with the assessment of our internal control over financial reporting included in our Annual Report on Form 10-K, as amended by Form 10-K/ A filed on August 5, 2005, Form 10-K/ A filed on August 17, 2005 and Form 10-K/ A filed on February 2, 2006, we determined that material weaknesses existed in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. These material weaknesses related to (i) maintaining adequate controls to restrict access to key financial applications and data, and controls over custody and processing of disbursements and of customer payments received by mail; (ii) controls over the billing function to ensure invoices capture all services delivered to customers and that such services are invoiced and recorded accurately as revenue; and (iii) controls over the accounting for and calculation of earnings per share after considering the impact of the embedded derivative with the senior convertible notes. We have fully remediated these material weaknesses as a result of the following remediation actions:

•	We have restricted access to key financial information systems and data, particularly for employees with purchase order approval and check signing authority.

•	We have segregated the custody of payments received by mail from the processing of customer payments and from reconciliation of bank accounts.

•	We have engaged additional accounting personnel with appropriate experience and qualifications to perform additional quality review procedures and have implemented the use of financial checklists specific to the documentation and evaluation of the applicable accounting treatment for the calculation of earnings per share.

•	We have upgraded our main financial information system to be able to effectively monitor activities of database and system administrators.

•	We have set up a lockbox with our bank and our customers are making payments directly to the lockbox.

•	We have reconciled customer billing to customer contracts and other source documents, including a physical observation of actual services being provided.
      Except for the remediation disclosed above, there were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness
      Our management and our audit committee do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control gaps and instances of fraud have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.
ITEM 9B. OTHER INFORMATION.
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
      Our executive officers and directors and their ages as of June 14, 2006, are as follows:

Name	Age	Principal Position

Manuel D. Medina	53	Chairman of the Board, President and Chief Executive Officer
Joseph R. Wright, Jr.	68	Vice Chairman of the Board
Guillermo Amore	67	Director
Timothy Elwes	70	Director
Antonio S. Fernandez	66	Director
Fernando Fernandez-Tapias	67	Director
Arthur L. Money	66	Director
Marvin S. Rosen	64	Director
Miguel J. Rosenfeld	56	Director
Rodolfo A. Ruiz	57	Director
Jamie Dos Santos	45	Chief Marketing Officer
John Neville	47	Senior Vice President — Sales
Jose A. Segrera	35	Chief Financial Officer
Marvin Wheeler	52	Chief Operations Officer
      Manuel D. Medina has served as our Chairman of the Board, President and Chief Executive Officer since April 28, 2000, the date of our merger, and as that of Terremark since it’s founding in 1982. In addition, Mr. Medina is a managing partner of Communication Investors Group, one of our investors. Mr. Medina has been a director of Fusion Telecommunications International since December 14, 1998. Before founding Terremark, Mr. Medina, a certified public accountant, worked with PricewaterhouseCoopers LLP. Subsequently, he established and operated an independent financial and real estate consulting company. Mr. Medina earned a Bachelors of Science degree in Accounting from Florida Atlantic University in 1974.
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
      Fernando Fernandez-Tapias has served as a member of our board of directors since March 31, 2003. Since May 1991, Mr. Fernandez-Tapias has served as the President of Naviera F. Tapias. Mr. Fernandez-Tapias has also served as a board member of Union Fenosa. In addition, Mr. Fernandez-Tapias founded Roll-On Roll-Off, Interpuertos, Spain Shipping, Naviera Amura and Naviera Roda. Mr. Fernandez-Tapias currently serves as the President of the Cámara Oficial de Comercio e Industria de Madrid (Official Chamber of Commerce and Industry of Madrid). Mr. Fernandez-Tapias holds a degree from the Instituto Internacional de Empresas de la Universidad Comercial de Deusto.
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
      Marvin S. Rosen has served as a member of our board of directors since April 2000. Mr. Rosen is a co-founder and Chairman of the Board of Directors of Fusion Telecommunications International and served as its Vice Chairman from December 1998 to April 2000 and has served as its Chief Executive Officer since

April 2000. From September 1995 through January 1997, Mr. Rosen served as the Finance Chairman of the Democratic National Committee. Mr. Rosen currently serves on the Board of Directors of the Robert F. Kennedy Memorial, since 1995 and Fusion Telecommunications International, Inc., since 1997, where he has also been Vice-Chairman since December 1998. Mr. Rosen received his Bachelor of Science degree in Commerce from the University of Virginia, his LL.B. from Dickinson School of Law and his LL.M. in Corporations from New York University Law School.
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
      John Neville has served as our Senior Vice President — Sales since June 2005. Previously, from September 2003 to April 2005, he served as Executive Vice President of Sales and Business Development for Arsenal Digital Solutions Worldwide, Inc. Mr. Neville has held various senior level positions within the Telecommunications industry including Major Account Vice President for Nortel Networks from 1999 to 2003 and Vice President of Market Management and Enterprise Sale for Verizon Communications (formerly NYNEX/ Bell Atlantic) from 1994 to 1999. Mr. Neville received his BBA from Southern Methodist University and attended the Executive program at University of Virginia, Darden School of Business.
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

•	Based solely on our review of the copies of the forms furnished to us and written representations of the reporting persons, we believe that during the fiscal year ended March 31, 2006 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were in compliance.

ITEM 11.	EXECUTIVE COMPENSATION
Summary Compensation Table
      The following table presents information concerning compensation for our chief executive officer and the four most highly compensated executive officers, which we refer to as our named executive officers, for services in all capacities during the fiscal years indicated.

	Annual Compensation				Long Term
					Compensation
	Fiscal	Salary	Commissions	Bonus
Name and Principal Position	Year	($)	($)	($)	Options/ SARS (#)

Manuel D. Medina	2006	350,000	—	—	—
Chairman of the Board,	2005	350,000	—	—	21,500
President and	2004	350,000	—	—	—
Chief Executive Officer
Jamie Dos Santos	2006	250,000	280,000	—	10,000
Chief Marketing Officer	2005	250,000	239,000	—	10,000
	2004	250,000	104,000	—	20,000
Jose A. Segrera	2006	200,000	—	—	10,000
Chief Financial Officer	2005	200,000	—	50,000	10,000
	2004	195,000	—	—	10,000
Marvin Wheeler	2006	200,000	—	—	10,000
Chief Operations Officer	2005	200,000	—	50,000	10,000
	2004	195,000	—	—	20,000
John Neville	2006	200,000	60,000	—	25,000
Senior Vice President — Sales	2005	—	—	—	—
	2004	—	—	—	—

Option/ SAR Grants in Last Fiscal Year
      The following table sets forth information concerning grants of stock options made during the fiscal year ended March 31, 2006 to our named executive officers. No stock appreciation rights were granted during the fiscal year ended March 31, 2006.

Individual Grants					Potential
Realizable Value
		% of Total			At Assumed
		Options			Annual Rates Of
	Number of	Granted			Stock Price
	Securities	to			Appreciation For
	Underlying	Employees	Exercise		Option Term(1)
	Options Granted	in Fiscal	Price	Expiration
Name	(#)	Year	($/Sh)	Date	5% ($)	10% ($)

Manuel D. Medina	—	—	—	—	—	—
Jose A. Segrera(2)	10,000	2.9%	$6.74	7/14/15	42,387	107,418
John Neville(2)	25,000	7.3%	$6.20	4/18/15	97,479	247,030
Jamie Dos Santos(2)	10,000	2.9%	$6.74	7/14/15	42,387	107,418
Marvin Wheeler(2)	10,000	2.9%	$6.74	7/14/15	42,387	107,418

(1)	These amounts are based on assumed appreciation rates of 5% and 10% set by the Securities and Exchange Commission rules and are not intended to forecast possible future appreciation, if any, of our stock price.

(2)	On March 23, 2006, our compensation committee approved the vesting, effective as of March 31, 2006, of all unvested stock options previously granted under our stock option and executive incentive plans.
Aggregated Options Exercises in Last Fiscal Year and Fiscal Year-End Option Values
      The following table sets forth information regarding option exercises by our named executive officers during the fiscal year ended March 31, 2006 and options they held on March 31, 2006. No stock appreciation rights were granted during the fiscal year ended March 31, 2006.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options at
	Shares		Options at Fiscal Year End		Fiscal Year End(1)
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Manuel D. Medina	—	—	41,500	—	$68,750	—
Jose A. Segrera	—	—	75,000	—	$159,600	—
John Neville	—	—	25,000	—	$57,500	—
Jamie Dos Santos	—	—	102,500	—	$271,100	—
Marvin Wheeler	—	—	65,500	—	$193,950	—

(1)	Based on a per share price of $8.50, the closing price of the common stock as reported on the American Stock Exchange on March 31, 2006, minus the exercise price of the option, multiplied by the number of shares underlying the option.

Compensation of Directors
      We maintain a policy of compensating our directors using stock option grants and, in the case of service on some committees of our board of directors, payments of cash consideration. Upon their election as a member of our board of directors, each director received options to purchase 10,000 shares of our common stock. Our employee directors receive the same compensation as our non-employee directors. The options granted to our directors vest as follows: one-third of the shares vest as of the date of grant, one-third on the first anniversary of the date of grant, and one-third on the second anniversary of the date of grant. On January 21, 2005, our board of directors approved a one-time grant of additional options to purchase 10,000 shares of our common stock to each of our directors at an exercise price equal to $6.30 per share. These options vest 10% for each meeting attended by the respective director during the 18-month period commencing on the date of grant. Any options not vested by the end of this 18-month period are deemed to be forfeited by that director and cancelled. In addition, the Chairman of the audit committee of our board of directors receives annual compensation of $12,000 and each member of our audit committee receives annual compensation of $9,000. The members of this committee also receive $1,000 for each meeting attended. With respect to the compensation committee of our board of directors, the Chairman receives annual compensation of $8,000 and each other member receives annual compensation of $6,000. Each member of this committee receives $1,000 for each meeting attended. We reimburse our directors for all out-of-pocket expenses incurred in the performance of their duties as directors. Aside from the payments described above, we do not pay fees to our directors for attendance at meetings. We entered into an agreement with Joseph Wright, Jr., one of our directors, commencing September 21, 2001, engaging Mr. Wright as an independent consultant. The agreement is for a term of one year after which it renews automatically for successive one-year periods. Either party may terminate the agreement by providing 90 days notice. The agreement provides for an annual compensation of $100,000, payable monthly.

Employment Agreements
      Manuel D. Medina is employed as our Chairman, Chief Executive Officer and President under the terms of an amended and restated employment agreement; the term of which commenced April 28, 2001. The amended and restated agreement is for a term of twelve months and automatically renews for successive one year terms until either party gives written notice of its intention not to renew. The amended and restated agreement provides for an annual base salary of $350,000 and is subject to increases. Pursuant to the terms of his agreement, Mr. Medina is prohibited from competing with us for a one year period following termination of his employment, unless this termination is by us without cause or by him for “good reason” as specified in the employment agreement.
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
      Marvin Wheeler has entered into an agreement, commencing November 1, 2002, employing him as our Senior Vice President of Operations. The agreement is effective until either party gives written notice of its intention to terminate. The agreement provides for an annual base salary of $175,000, which has been increased to $200,000, and is subject to further increases. Pursuant to the terms of his agreement, Mr. Wheeler is prohibited from competing with us for a one year period following termination of his employment, unless this termination is by us without cause or by his for “good reason” as specified in the employment agreement. In November 2003, Mr. Wheeler became our Chief Operations Officer.
      John Neville has entered into an agreement, commencing April 18, 2005, employing him as our Senior Vice President of Commercial Sales. The agreement is for an indefinite term until either party gives written notice of its intention to terminate. The agreement provides for an annual base salary of $200,000 and is subject to increases pursuant to terms of this agreement. In addition, Mr. Neville is entitled to additional compensation equal to 1/2 of one percent of the gross revenue generated from the first year value of all sales of our services that are generated during the term of the employment agreement by Mr. Neville or certain of Mr. Neville’s sales staff identified in the employment agreement. Mr. Neville is prohibited from competing with us for a one year period following termination of his employment, unless this termination is by us without cause or by him for “good reason” as specified in the employment agreement.
      If the employment of either Manuel D. Medina or Jose A. Segrera is terminated without cause by us or by them for “good reason”, each is entitled to continue to receive his annual base salary through the date his employment would have ended under the terms of his agreement, but in no event for more than six months, together with certain other benefits.
      If the employment of Jamie Dos Santos, or Marvin Wheeler is terminated without cause by us or by them for “good reason”, each is entitled to continue to receive his or her annual base salary together with certain other benefits for a period of six months from the date of termination.
      If the employment of John Neville is terminated without cause by us or by them for “good reason”, he is entitled to continue to receive his or her annual base salary together with certain other benefits for a period of three months from the date of termination.
      If the employment of any of Manuel D. Medina, Jamie Dos Santos, Jose A. Segrera, Marvin Wheeler or John Neville is terminated within one year of a change in control, each is entitled to continue to receive a payment equal to the sum of two times his or her annual base salary, incentive compensation, and the value of any fringe benefits plus any accrued incentive compensation through the date of termination and other benefits. The definition of a “change in control” in the applicable employment agreements (except the employment agreement of John Neville) includes the resignation of Manuel D. Medina as both our Chairman and Chief Executive Officer, his death, or his absence from the day to day business affairs of the Company for more than 90 consecutive days due to disability or incapacity.

Compensation Committee Interlocks and Insider Participation
      The following directors served as members of our compensation committee during the 2006 fiscal year: Marvin S. Rosen, Miguel J. Rosenfeld, and Antonio S. Fernandez. No member of the compensation committee is now or ever was an officer or an employee of ours. Manuel D. Medina, our Chairman, President and Chief Executive Officer, serves as a member of the compensation committee of Fusion Telecommunications International, Inc., a public company. Marvin S. Rosen, also currently serves as Chairman of the Board of Fusion Telecommunications.

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

Directors and Officers Liability Insurance
      We have obtained directors’ and officers’ liability insurance with an aggregate liability for the policy year, inclusive of costs of defense, in the amount of $25,000,000.

Employee Stock Option Plans
      Under our 1995 Stock Option Plan, we have reserved for issuance an aggregate of 50,000 shares of our common stock. As of March 31, 2006, we had granted options to purchase 38,500 shares of common stock pursuant to this plan, of which 26,750 had been exercised and 11,750 are vested but have not been exercised. The 1995 Stock Option Plan expired in February 2005.
      Under our 1996 Stock Option Plan, we have reserved for issuance an aggregate of 1,170,000 shares of common stock, 954,814 of which have been granted. As of March 31, 2006, 670,361 granted options have vested but remain unexercised and 229,877 options have been exercised.
      Under our 2000 Stock Option Plan, we have reserved for issuance an aggregate of 1,500,000 shares of common stock. As of March 31, 2006, we had granted options to purchase 1,239,928 shares of common stock pursuant to this plan, 1,145,203 of which have vested and 2,954 of which have been exercised.
      On August 9, 2005, our board of directors adopted our 2005 Executive Incentive Compensation Plan, which was approved by our shareholders on September 23, 2005. This comprehensive plan superseded and replaced all of our pre-existing stock option plans. Under the 2005 Executive Incentive Compensation Plan, our compensation committee has the authority to grant stock-based incentive awards to executives, key employees, directors, and consultants, including stock options, stock appreciation rights, or SARs, restricted stock, deferred stock, other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property (collectively, the “Awards”). The effective date of the 2005 Executive Incentive Compensation Plan was August 9, 2005. Under the 2005 Executive Incentive Compensation Plan, we have reserved for issuance an aggregate of 1,000,000 shares of common stock.
      Shares Available for Awards; Annual Per-Person Limitations. Under the 2005 Executive Incentive Compensation Plan, the total number of shares of Common Stock that may be subject to the granting of Awards under the 2005 Executive Incentive Compensation Plan at any time during the term of the Executive Incentive Compensation Plan is equal to 1,000,000 shares, plus (i) the number of shares with respect to which awards previously granted under the preexisting plans terminate without being exercised, (ii) the number of shares that remain available for future issuance under the preexisting plans, and (iii) the number of shares that are surrendered in payment of any awards or any tax withholding requirements. The 2005 Executive Incentive Compensation Plan limits the number of shares which may be issued pursuant to incentive stock options to 1,000,000 shares.
      In addition, the 2005 Executive Incentive Compensation Plan imposes individual limitations on the amount of some awards in part to comply with Section 162(m) of the Internal Revenue Code. Under these limitations, during any fiscal year the number of options, SARs, restricted shares of common stock, deferred shares of common stock, shares as a bonus or in lieu of other Terremark obligations, and other stock-based awards granted to any one participant may not exceed 500,000 for all types of these awards, subject to adjustment in specified circumstances. The maximum amount that may be paid out as an annual incentive award or other cash award in any fiscal year to any one participant is $1,000,000, and the maximum amount that may be earned as a performance award or other cash award in respect of a performance period by any one participant is $5,000,000.
      Our compensation committee is authorized to adjust the above-described limitations and is authorized to adjust outstanding awards (including adjustments to exercise prices of options and other affected terms of awards) in the event that a dividend or other distribution (whether in cash, shares of common stock or other property), recapitalization, forward or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, share exchange or other similar corporate transaction or event affects the common stock so that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of participants. The compensation committee is also authorized to adjust performance conditions and other terms of awards in response to these kinds of events or in response to changes in applicable laws, regulations or accounting principles.
      Eligibility. The persons eligible to receive awards under the 2005 Executive Incentive Compensation Plan are the officers, directors, employees and independent contractors of Terremark Worldwide, Inc. and its subsidiaries. An employee on leave of absence may be considered as still in the employ of ours or our subsidiary for purposes of eligibility for participation in the 2005 Executive Incentive Compensation Plan. As of March 31, 2006, approximately 250 persons were eligible to participate in the 2005 Executive Incentive Compensation Plan.
      On March 23, 2006, our compensation committee approved the vesting, effective as of March 31, 2006, of all unvested stock options previously granted under our stock option and executive incentive compensation plans. The options affected by this accelerated vesting had exercise prices ranging from $2.79 to $16.50. As a result of the accelerated vesting, options to purchase approximately 460,000 shares became immediately exercisable. All other terms of these options remain unchanged. Our compensation committee accelerated the vesting of options for the following directors and executive officers:

	Accelerated	Range of
Directors	Shares	Strike Prices

Fernando Fernandez-Tapias	9,000	$6.30
Rodolfo A. Ruiz	8,400	$6.30 — 7.10
Antonio S. Fernandez	4,000	$6.30
Marvin S. Rosen	4,000	$6.30
Joseph R. Wright, Jr.	3,000	$6.30
Arthur J. Money	5,400	$6.00 — 6.30
Guillermo Amore	1,000	$6.30
Miguel J. Rosenfeld	1,000	$6.30
Timothy Elwes	1,000	$6.30

	36,800

	Accelerated	Range of
Section 16 Officers	Shares	Strike Prices

John S. Neville	25,000	$6.20
Jamie Dos Santos	13,333	$3.30 — 6.50
Marvin Wheeler	13,333	$3.30 — 6.50
Jose A. Segrera	10,000	$3.30 — 6.50
Manuel D. Medina	4,910	$6.00 — 6.30

	66,576

      We will adopt Financial Accounting Standards Board Statement No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment” as of April 1, 2006, and will then recognize compensation expense prospectively for all future stock option grants. The decision of our compensation committee to accelerate the vesting of all outstanding options was made primarily to reduce compensation expense that otherwise would be recorded starting with the fiscal quarter ending June 30, 2006 and the administrative burden associated with the adoption of SFAS 123R. We have recognized approximately $756,000 (before tax) of compensation expense during the quarter ended March 31, 2006 as a result of the acceleration of the vesting of the options, but will not be required to recognize future compensation expenses for the accelerated options under FAS 123R unless we make modifications to the options, which is not anticipated. The future compensation expense that will be avoided, based on our implementation date for SFAS 123R on April 1, 2006, is approximately $1,500,000, $900,000, and $170,000 in the fiscal years ended March 31, 2007, 2008, and 2009, respectively. We expect future stock-based compensation grants to have a significant impact on our results of operations.
      Unless sooner terminated by the board of directors, the 1995 Stock Option Plan, the 1996 Stock Option Plan, the 2000 Stock Option Plan and the 2005 Executive Incentive Compensation Plan have terminated or will terminate on February 8, 2005, May 7, 2006, September 21, 2010 and August 9, 2015, respectively, the tenth anniversary date of the effectiveness of each stock option plan.

Audit Committee
      The board of directors has determined that each of the members of our audit committee satisfies the financial literacy and experience requirements of the AMEX and the rules of the Securities and Exchange Commission.

Code of Ethics
      We maintain a Code of Ethics that is applicable to our Chief Executive Officer and Senior Financial Officers. This code of ethics requires continued observance of high ethical standards such as honesty, integrity and compliance with the law in the conduct of our business. Violations under our code of ethics must be reported to our audit committee. A copy of our code of ethics may be requested in print by writing to the Secretary at Terremark Worldwide, Inc., 2601 S. Bayshore Drive, Miami, Florida 33133. In addition, our code of ethics is available on our website, www.terremark.com under “Investor Relations.” We intend to post on our website amendments to or waivers from our code of ethics.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
      The following table sets forth information regarding the beneficial ownership of shares of our capital stock as of March 31, 2006, the record date for the meeting, by:

•	each of our directors;

•	each of our executive officers;

•	all of our directors and executive officers as a group; and

•	each person known by us to beneficially own more than 5% of our outstanding common stock, series H convertible preferred stock or series I convertible preferred stock.
      As of March 31, 2006, 44,490,352 shares of our common stock, 294 shares of our series H convertible preferred stock and 339 shares of our series I convertible preferred stock were outstanding. As of March 31, 2006, the outstanding shares of our series H and series I convertible preferred stock were convertible into 29,400 and 1,130,000 shares of our common stock, respectively. On June 1, 2006, we received a notice from the holder of all 294 shares of our series H convertible preferred stock notifying us that the holder had exercised its right to require us to redeem all of these shares. We expect to redeem these shares sometime in the second quarter of our 2007 fiscal year.
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

Drive, Miami, Florida 33133. All share amounts in the following table have been adjusted to reflect the reverse stock split:

	Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Ownership(1)		Percent of Class (%)

Common Stock:
Manuel D. Medina	3,850,539	(2)	7.6%
Joseph R. Wright, Jr.	542,309	(3)	1.1%
Guillermo Amore	451,041	(4)	*
Miguel J. Rosenfeld	304,876	(5)	*
Timothy Elwes	279,000	(6)	*
Marvin S. Rosen	136,134	(7)	*
Jaime Dos Santos	102,500	(8)	*
Antonio S. Fernandez	90,158	(9)	*
Jose A. Segrera	76,000	(8)	*
Marvin Wheeler	65,500	(8)	*
John Neville	41,500	(8)	*
Fernando Fernandez-Tapias	31,500	(8)	*
Arthur L. Money	31,500	(8)	*
Rodolfo A. Ruiz	31,500	(8)	*
Ocean Bank	2,000,000	(10)	4.0%
Sun Equity Assets Limited	5,902,234	(11)	11.7%
All directors and executive officers as a group (14 persons)	6,034,057		11.9%
Series H Preferred Stock:
One Vision Worldwide, LLC	294	(12)	*
Series I Preferred Stock:
Louisa Stude Sarofim 2006 Terremark Grantor Retained Annuity Trust I	80	(13)	*
Guazapa Properties, Inc.	48	(14)	*
CRG, LLC	100	(15)	*
Palmetto, S.A.	20	(16)	*
Promociones Bursatiles, S.A.	28	(17)	*

*	Represents less than 1.0%.

(1)	For purposes of this table, beneficial ownership is computed pursuant to Rule 1 3d-3 under the Exchange Act; the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of the Exchange Act. Under the rules of the Securities and Exchange Commission, a person is deemed to be a “beneficial owner” of a security he or she has or shares the power to (i) vote, (ii) direct the voting of such security or (iii) dispose of or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security.

(2)	Includes 41,500 shares of our common stock underlying options. As reported in Mr. Medina’s Schedule 1 3D, and any amendments thereto, filed with the Securities and Exchange Commission on October 4, 2002, these include 702,168 shares as to which Mr. Medina has sole voting power but does not have dispositive power. Includes 225,523 shares of our common stock which are held of record by Communication Investors Group, an entity in which Mr. Medina is a partner and holds a 50% interest. See “Shareholders Agreement” below.

(3)	Includes 160,500 shares of our common stock underlying options. Does not include 10,000 shares held in trust for the benefit of Mr. Wright’s grandchildren with respect to which Mr. Wright disclaims beneficial ownership.

(4)	Includes 41,500 shares underlying options, 17,500 shares owned by Mr. Amore’s sibling, over which Mr. Amore has investment control. Also includes (i) 104,393 shares, (ii) 26,667 shares which may be acquired upon the conversion of shares of series I preferred stock and (iii) 5,600 shares underlying warrants, all of which are owned by Margui Family Partners, Ltd. with respect to which Mr. Amore disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(5)	Includes 41,500 shares of our common stock underlying options and 123,412 shares held indirectly by Mr. Rosenfeld. Does not include 33,877 shares held by Mr. Rosenfeld’s children, with respect to which Mr. Rosenfeld disclaims beneficial ownership.

(6)	Includes 41,500 shares of our common stock underlying options.

(7)	Includes 45,000 shares of our common stock underlying options.

(8)	Represents shares of our common stock underlying options.

(9)	Includes 31,500 shares of our common stock underlying options, 6,667 shares which may be acquired upon the conversion of Series I preferred stock and 1,400 shares underlying warrants.

(10)	The address of the beneficial owner is 780 N.W. 42nd Avenue, Miami, Florida 33126.

(11)	The address of the beneficial owner is Georgetown, Tortola, B.V.I. Francis Lee is the natural person deemed to be the beneficial owner of the shares held by Sun Equity Assets Limited. See “Shareholders Agreement” below.

(12)	Represents 294 shares of series H convertible preferred stock which are convertible into, and have voting rights equivalent to, 29,400 shares of our common stock.

(13)	Represents 80 shares of series I convertible preferred stock which are convertible into, and have voting rights equivalent to, 266,667 shares of our common stock.

(14)	Represents 48 shares of series I convertible preferred stock which are convertible into, and have voting rights equivalent to, 160,000 shares of our common stock. Heinrich Adolf Hans Herweg is the natural person with voting and investment control over the shares.

(15)	Represents 100 shares of series I convertible preferred stock which are convertible into, and have voting rights equivalent to, 333,333 shares of our common stock. Christian Altaba is the natural person with voting and investment control over the shares.

(16)	Represents 20 shares of series I convertible preferred stock which are convertible into, and have voting rights equivalent to, 66,667 shares of our common stock. Antonio De Roguery is the natural person with voting and investment control over the shares.

(17)	Represents 28 shares of series I convertible preferred stock which are convertible into, and have voting rights equivalent to, 93,333 shares of our common stock. Roberto Solis Monsato is the natural person with voting and investment control over the shares.
Shareholders Agreement
      Under the terms of a Shareholders Agreement, dated as of May 15, 2000, Vistagreen Holdings (Bahamas), Ltd., predecessor-in-interest to Sun Equity Assets Limited, Moraine Investments, Inc., predecessor-in-interest to Sun Equity Assets Limited, and Paradise Stream (Bahamas) Limited, on the one hand, and TCO Company Limited, Manuel D. Medina, Willy Bermello and ATTU Services, Inc., the shareholders party to the Agreement have agreed to vote in favor of the election of two nominees of Vistagreen (now Sun Equity Assets Limited) to our board of directors and have further agreed that one of these nominees, as designated by Vistagreen, will be elected to the executive committee of our board of directors. Vistagreen has nominated Timothy Elwes to serve on our board of directors. We do not currently have an executive committee.

Equity Compensation Plan Information
      This table summarizes share and exercise price information about our equity compensation plans as of March 31, 2006.

Number of Securities
	to be Issued Upon	Weighted Average	Number of securities
	Exercise of	Exercise Price of	Available for Future
	Outstanding Options,	Outstanding Options,	Issuance Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by security holders	2,279,700	$11.27	1,483,258
Equity compensation plans not approved by security holders	—	$—	—

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
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
      On June 13, 2006, we entered into an employment letter agreement with Arthur J. Money, a member of our board of directors. Under the terms of this letter agreement, Mr. Money agreed to serve as Director — Government, Military and Homeland Security Affairs. The employment letter expires on January 31, 2007; however, it continues in effect unless terminated by us or him on 48 hours written notice for terminations with cause or on 90 days written notice for terminations without cause. Mr. Money’s compensation under the employment letter consists of $5,000 per month and a grant of 15,000 shares of our common stock issued under the terms of our 2005 Executive Incentive Compensation Plan. Notwithstanding his title, Mr. Money is not considered an officer of Terremark, and the employment letter expressly provides he is not granted the ability to bind Terremark to any agreement with a third party or to incur any obligation or liability on behalf of Terremark.
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
      We have also entered into a consulting agreement with Guillermo Amore, a member of our board of directors, engaging him as an independent consultant. Mr. Amore’s agreement expired in 2005 and provided for an annual compensation of $250,000, payable monthly.
      On May 2003, we entered into a subcontractor agreement with Fusion Telecommunications International, Inc. to provide Internet protocol services under our agreement with the Diplomatic Telecommunications Service — Program Office for 16 U.S. embassies and consulates in Asia and the Middle East with another one scheduled to be installed. Fusion’s Chief Executive Officer, Marvin Rosen, is one of our directors. In addition, Fusion’s former Chairman, Joel Schleicher, and Kenneth Starr, one of Fusion’s other directors, formerly served on our board. Manuel Medina, our Chairman, President and Chief Executive Officer, also sits on Fusion’s board of directors and Joseph R. Wright, Jr., another director of ours, formerly served on Fusion’s board of directors. During the year ended March 31, 2006, we purchased approximately $1,300,000 in services from Fusion.

      Included in interest income for the year ended March 31, 2005 is approximately $50,000 from a $5.0 million receivable from Mr. Medina. The loan, plus accrued interest, was repaid in September 2004 through the tendering of approximately 770,000 shares of Terremark common stock by Mr. Medina.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PricewaterhouseCoopers LLP
      On October 5, 2005, our audit committee unanimously determined to dismiss PwC as our independent registered certified public accounting firm. On October 5, 2005, we informed PwC representatives of their dismissal, which became effective as of the date PwC completed its procedures on our unaudited interim financial statements as of September 30, 2005 and for the three and six month periods then ended and the quarterly report on Form 10-Q in which such unaudited interim financial statements were included. These procedures were completed on November 9, 2005.
      The reports of PwC on our financial statements as of and for the years ended March 31, 2004 and 2005 did not contain any adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principle. During the fiscal years ended March 31, 2004 and 2005 and through October 5, 2005, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused it to make reference thereto in its reports on the financial statements for such years.
      During the years ended March 31, 2004 and 2005, and through October 5, 2005, there have been no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K), except as described below:

•	In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we completed our assessment of the effectiveness of its internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of March 31, 2005 due to material weaknesses in our internal control related to (i) the restriction of access to key financial applications and data and controls over the custody and processing of disbursements and of customer payments received by mail, and (ii) the billing function to ensure that invoices capture all services delivered to customers and that such services are invoiced and revenue is recorded accurately and timely, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). More details on these two material weaknesses in internal control over financial reporting and management’s plans to remediate these weaknesses are discussed in Item 9A of our annual report on Form 10-K (Amendment No. 2), which was filed with the U.S. Securities and Exchange Commission on August 17, 2005, and in Item 4 of our quarterly report on Form 10-Q for the quarter ended September 30, 2005. In connection with the previously described restatement of our consolidated financial statements, we determined we would restate our report on internal controls over financial reporting as of March 31, 2005 to include this additional material weakness.

•	On November 9, 2005, the Company filed a Current Report on Form 8-K, indicating it would restate its Annual Report on Form 10-K for the year ended March 31, 2005 and its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004. In connection with this restatement, management determined that the following material weakness also existed as of September 30, 2005: The Company did not maintain effective controls over the accounting for and calculation of earnings per share. More details on this restatement and the additional material weakness in internal control over financial reporting can be found in Item 4.02(a) of the Company’s Current Report on Form 8-K, which was filed with the U.S. Securities and Exchange Commission on November 9, 2005, and in Item 4 of the Company’s Form 10-Q for the quarter ended September 30, 2005.

•	As further discussed in Item 4 of our quarterly report on Form 10-Q for the quarter ended December 31, 2004, the failure of certain of our internal controls to identify certain adjustments that were required to be recorded within our quarterly report on Form 10-Q for the quarter ended June 30, 2004 and the fact that certain further adjustments to our calculations of the value of embedded derivatives, which necessitated the filing of an amendment to our quarterly report on Form 10-Q for the quarter ended June 30, 2004, led our management to conclude that a “material weakness” existed in our internal controls with respect to these matters as of June 30, 2004.

Management of the Company believes that this material weakness has been remediated as of March 31, 2005.
      We were billed an aggregate of $1,250,000 by PwC for the fiscal year ended March 31, 2005 and an aggregate of $366,000 for the six months ended September 30, 2005 as follows:
Audit Fees
      We were billed $910,000 by PwC for professional services rendered for the audit of our annual financial statements for the fiscal year ended March 31, 2005 and $361,000 for the six months ended September 30, 2005, and the reviews of the financial statements included in our filings on Forms 10-Q for those fiscal years.
Audit Related Fees
      We were billed $338,000 by PwC for audit related services, other than the audit and review services described above, for the fiscal year ended March 31, 2005 and $5,000 for the six months ended September 30, 2005. Audit related services provided to us consist of work related consents provided in connection with our registration statement and for the preparation of a comfort letter in the year ended March 31, 2005.
Tax Fees
      PwC did not provide any Tax Services, other than the audit and review services described above, for the fiscal year ended March 31, 2005 and the six months ended September 30, 2005.
All Other Fees
      PwC did not provide any professional services, other than the audit and review services described above, for the fiscal year ended March 31, 2005 and the six months ended September 30, 2005. PwC did not provide any services related to financial information systems design and implementation during the fiscal year ended March 31, 2005 and the six months ended September 30, 2005.
KPMG LLP
      Our audit committee solicited proposals from four major accounting firms and conducted an evaluation in connection with the selection of our independent auditor. On October 5, 2005, our audit committee notified KPMG LLP (KPMG) that, upon dismissal of PwC, KPMG would be appointed as our independent registered public accounting firm.
      During the fiscal years ended March 31, 2004 and 2005 and through October 5, 2005, neither us nor anyone acting on our behalf consulted with KPMG regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was either the subject of a disagreement (as such term is defined in Item 304(a)(1)(iv) of Regulation S-K), or a reportable event (as such term is described in Item 304(a)(1)(v) of Regulation S-K).
      Since November 9, 2005, KPMG LLP (KPMG) has served as our independent registered certified public accounting firm.

      We were billed an aggregate of $806,000 by KPMG for the fiscal year ended March 31, 2006 as follows:
Audit Fees
      KPMG’s fees totaled $970,000 for professional services rendered for the audit of our annual financial statements for the fiscal year ended March 31, 2006, and the reviews of the financial statements included in our filings on Forms 10-Q for those fiscal years.
Tax Fees
      KPMG did not provide any Tax Services, other than the audit and review services described above, for the fiscal year ended March 31, 2006.
All Other Fees
      KPMG did not provide any professional services, other than the audit and review services described above, for the fiscal year ended March 31, 2006. KPMG did not provide any services related to financial information systems design and implementation during the fiscal year ended March 31, 2006.
Audit Committee Approval
      Our audit committee pre-approves all services provided to us by KPMG.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS.
      (a) List of documents filed as part of this report:

1. Financial Statements

•	Report of Independent Registered Certified Public Accounting Firm on the Financial Statements — KPMG LLP.

•	Report of Independent Registered Certified Public Accounting Firm on Internal Control Over Financial Reporting — KPMG LLP.

•	Report of Independent Registered Certified Public Accounting Firm on the Financial Statements — PricewaterhouseCoopers LLP.

•	Consolidated Balance Sheets as of March 31, 2006 and 2005.

•	Consolidated Statements of Operations for the Years Ended March 31, 2006, 2005 and 2004.

•	Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Three Year Period Ended March 31, 2006.

•	Consolidated Statements of Cash Flows for the Years Ended March 31, 2006, 2005 and 2004.

•	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules
      All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or the omitted schedules are not applicable.

3. Exhibits

Exhibit
Number	Exhibit Description

1.1	Form of Underwriting Agreement related to the Company’s offering of common stock on March 14, 2005 (previously filed as an exhibit to the Company’s registration statement filed on February 3, 2005).

3.1	Certificate of Merger of Terremark Holdings, Inc. with and into AmTec, Inc. (previously filed as an exhibit to the Company’s Registration Statement on Form S-3 filed on May 15, 2000).

3.2	Restated Certificate of Incorporation of the Company (previously filed as an exhibit to the Company’s Registration Statement on Form S-3 filed on May 15, 2000).

3.3	Certificate of Amendment to Certificate of Incorporation of the Company (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 filed on December 21, 2004).

3.4	Restated Bylaws of the Company (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2002).

3.5	Certificate of Designations of Preferences of Series H Convertible Preferred Stock of the Company (previously filed as exhibit 3.5 to the Company’s Annual Report on Form 10-K filed on July 16, 2001).

3.6	Certificate of Designations of Preferences of Series I Convertible Preferred Stock of the Company (previously filed as an exhibit to the Company’s Registration Statement on Form S-3/A filed on March 17, 2004).

3.8	Certificate of Amendment to Certificate of Incorporation of the Company (previously filed as an exhibit to the Company’s current report on Form 8-K filed on May 18, 2005).

4.1	Specimen Stock Certificate (previously filed as exhibit to the Company’s current report on Form 8-K filed on May 18, 2005).

Exhibit
Number	Exhibit Description

4.4	Form of Warrant for the Purchase of Common Stock (previously filed as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 15, 2003)

4.5	Indenture dated June 14, 2004 including form of 9% Senior Convertible Note due 2009 (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004)

10.1	1995 Stock Option Plan (previously filed as part of the Company’s Transition Report on Form 10-KSB for the transition period from October 1, 1994 to March 31, 1995)+

10.2	1996 Stock Option Plan (previously filed as part of the Company’s Transition Report on Form 10-KSB for the transition period from October 1, 1994 to March 31, 1995)+

10.3	Form of Indemnification Agreement for directors and officers of the Company (previously filed as an exhibit to the Company’s Registration Statement on Form S-3, as amended, filed on March 11, 2003)+#

10.4	Employment Agreement with Manuel Medina (previously filed as exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on July 16, 2001)+#

10.5	Amendment to Employment Agreement with Manuel Medina (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2001)+#

10.7	Net Premises Lease by and between Rainbow Property Management, LLC and Coloconnection, Inc. (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 15, 2003)

10.13	Non-qualified Stock Option Agreement with Brian K. Goodkind to purchase 127,821 shares of the Company’s common stock (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2003)+#

10.14	Non-qualified Stock Option Agreement with Brian K. Goodkind to purchase 140,680 shares of the Company’s common stock (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2003)+#

10.15	First Amendment to the Non-qualified Stock Option Agreement with Brian K. Goodkind to purchase 200,000 shares of the Company’s common stock (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2003)+#

10.16	First Amendment to the Non-qualified Stock Option Agreement with Brian K. Goodkind to purchase 115,000 shares of the Company’s common stock (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2003)+#

10.17	Amended and restated 2000 Stock Option Plan (previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on August 19, 2004)+

10.18	2000 Directors’ Stock Option Plan (previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on August 19, 2002)+

10.19	Agreement between Fundacão De Amparo A Pesquisa Do Estado De Sao Paulo — FAPESP and Terremark Latin America (Brazil) Ltda. (previously filed as an exhibit to the Company’s Registration Statement on Form S-3/A filed on December 22, 2003)

10.20	Employment Agreement with Jose A. Segrera dated September 8, 2001 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed June 30, 2003)+#

10.23	Employment Agreement with Jamie Dos Santos dated November 1, 2002 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed June 14, 2004)+#

10.24	Employment Agreement with Marvin Wheeler dated November 1, 2002 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed June 14, 2004)+#

10.26	Loan Agreement dated as of December 31, 2004 (the “Loan Agreement”), by and among Technology Center of the Americas, LLC, as Borrower, Citigroup Global Markets Realty Corp., as Agent and each Lender signatory thereto (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005)

10.27	Form of Warrant Certificate of Terremark Worldwide, Inc. issued to Citigroup Global Markets Realty Corp. (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005)

Exhibit
Number	Exhibit Description

10.28	Purchase Agreement dated as of December 31, 2004, among Terremark Worldwide, Inc., as Issuer, the guarantors named therein, FMP Agency Services, LLC, as agent, and each of the purchasers named therein (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005)

10.29	Security Agreement dated as of December 31, 2004, by Terremark Worldwide, Inc., as Issuer, the guarantors named therein and FMP Agency Services, LLC, as Agent (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005)

10.30	Registration Rights Agreement dated as of December 31, 2004 among Terremark Worldwide, Inc. and Falcon Mezzanine Partners, LP, Stichting Pensioenfonds ABP and Stichting Pensioenfonds Voor De Gezondheid, Geestelijke En Maatschappelijke Belangen (the “Purchasers”) (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005)

10.31	Form of Warrant Certificate of Terremark Worldwide, Inc. issued to the Purchasers (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005)

10.32	Form of Note of Terremark Worldwide, Inc. issued to the Purchasers (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005)

10.33	Guaranty of Nonrecourse Obligations executed by the Company in favor of Citigroup Global Markets Realty Corp., as agent, for the benefit of the lenders to the Loan Agreement (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 filed on February 3, 2005).

10.34	Employment Agreement with John Neville dated April 18, 2005 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed June 29, 2005).+#

10.35	Dedigate Stock Purchase Agreement (previously filed as an exhibit to the Company’s Quarter Report on Form 10-Q filed August 9, 2005).

10.36	Dedigate Registration Rights Agreement (previously filed as an exhibit to the Company’s Quarter Report on Form 10-Q filed August 9, 2005).

10.37	2005 Executive Incentive Compensation Plan (previously filed as an exhibit to the Company’s Definitive Proxy Statement relating to the Company’s 2005 Annual Meeting of Stockholders).+

10.38	Amended and Restated Employment Letter Agreement between Terremark Worldwide, Inc. and Arthur J. Money*+#

21.1	Subsidiaries of the Company*

23.1	Consent of PricewaterhouseCoopers LLP*

23.2	Consent of KPMG LLP*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

+	Compensation Plan or Arrangement

#	Management Contract

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERREMARK WORLDWIDE, INC.

By:	/s/ MANUEL D. MEDINA

Manuel D. Medina
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)
Date: June 14, 2006

By: /s/ JOSE A. SEGRERA

Jose A. Segrera
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: June 14, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MANUEL D. MEDINA Manuel D. Medina	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	June 14, 2006

/s/ GUILLERMO AMORE Guillermo Amore	Director	June 14, 2006

/s/ TIMOTHY ELWES Timothy Elwes	Director	June 14, 2006

/s/ ANTONIO S. FERNANDEZ Antonio S. Fernandez	Director	June 14, 2006

/s/ FERNANDO FERNANDEZ-TAPIAS Fernando Fernandez-Tapias	Director	June 14, 2006

/s/ HON. ARTHUR L. MONEY Hon. Arthur L. Money	Director	June 14, 2006

/s/ MARVIN S. ROSEN Marvin S. Rosen	Director	June 14, 2006

/s/ MIGUEL J. ROSENFELD Miguel J. Rosenfeld	Director	June 14, 2006

/s/ RODOLFO A. RUIZ Rodolfo A. Ruiz	Director	June 14, 2006

/s/ JOSEPH R. WRIGHT, JR. Joseph R. Wright, Jr.	Director	June 14, 2006

/s/ JOSE A. SEGRERA Jose A. Segrera	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 14, 2006

EXHIBIT SCHEDULE

Exhibit
Number	Description

10.38	Amended and Restated Employment Letter Agreement between Terremark Worldwide, Inc. and Arthur J. Money

21.1	Subsidiaries of the Company*

23.1	Consent of PricewaterhouseCoopers LLP*

23.2	Consent of KPMG LLP*

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Terremark Worldwide, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Terremark Worldwide, Inc. maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Terremark Worldwide, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Terremark Worldwide, Inc. maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Terremark Worldwide, Inc., maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      In August 2005, Terremark Worldwide, Inc. acquired Dedigate, N.V., and management excluded from its assessment of the effectiveness of Terremark Worldwide, Inc.’s internal control over financial reporting as of March 31, 2006, Dedigate, N.V.’s internal control over financial reporting associated with total assets of $11,232,360 and total revenues of $6,491,132 included in the consolidated financial statements of Terremark Worldwide, Inc. and subsidiaries as of and for the year ended March 31, 2006. Our audit of internal control over financial reporting of Terremark Worldwide, Inc. also excluded an evaluation of the internal control over financial reporting of Dedigate, N.V.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Terremark Worldwide, Inc. and subsidiaries as of March 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2006, and our report dated June 14, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
June 14, 2006
Miami, Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Terremark Worldwide, Inc.:
      We have audited the accompanying consolidated balance sheet of Terremark Worldwide, Inc. and subsidiaries as of March 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Terremark Worldwide, Inc. and subsidiaries as of March 31, 2006, and the results of their operations and their cash flows for the year ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Terremark Worldwide, Inc.’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
June 14, 2006
Miami, Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
To the Board of Directors and shareholders of Terremark Worldwide, Inc.:
      In our opinion, the accompanying consolidated balance sheet as of March 31, 2005 and the related consolidated statements of operations, of changes in stockholder’s equity (deficit) and of cash flows for each of the two years in the period ended March 31, 2005 present fairly, in all material respects, the financial position of Terremark Worldwide, Inc. and its subsidiaries at March 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Miami, Florida
August 4, 2005, except for the restatement described in Note 2 included in the
2005 Form 10-K (Amendment No. 3) (not separately presented herein) to correct annual disclosures of earnings per share as described in Note 2 to which the date is December 15, 2005

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,

	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$20,401,934	$44,001,144
Restricted cash	474,073	2,185,321
Accounts receivable, net of allowance for doubtful accounts of $200,000 each year	10,951,827	4,388,889
Current portion of capital lease receivable	2,507,029	2,280,000
Prepaid and other current assets	1,840,075	942,575

Total current assets	36,174,938	53,797,929
Restricted cash	3,814,842	5,641,531
Property and equipment, net of accumulated depreciation and amortization of $26,331,368 and $18,110,516	129,893,318	123,406,321
Debt issuance costs, net of accumulated amortization of $2,810,403 and $1,007,734	6,963,232	8,797,296
Other assets	3,414,483	1,182,716
Capital lease receivable, net of current portion	4,004,449	6,080,001
Intangibles, net of accumulated amortization of $520,000	3,680,000	—
Goodwill	16,771,189	9,999,870

Total assets	$204,716,451	$208,905,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$1,890,108	$6,219,974
Accounts payable and accrued expenses	19,122,700	10,067,016
Interest payable	3,833,288	2,680,882
Series H redeemable convertible preferred stock: $.001 par value, 294 shares issued and outstanding, at liquidation value	646,693	—

Total current liabilities	25,492,789	18,967,872
Mortgage payable, less current portion	45,795,552	46,034,024
Convertible debt	59,102,452	53,972,558
Derivatives embedded with convertible debt, at estimated fair value	24,960,750	20,199,750
Notes payable, less current portion	25,614,140	23,664,142
Deferred rent and other liabilities	3,267,481	2,817,435
Capital lease obligations, less current portion	852,311	434,441
Deferred revenue	5,794,659	1,994,598
Series H redeemable convertible preferred stock: $.001 par value, 294 shares issued and outstanding, at liquidation value	—	616,705

Total liabilities	190,880,134	168,701,525

Minority interest	—	28,090

Commitments and contingencies	—	—

Stockholder’s equity:
Series I convertible preferred stock: $.001 par value, 339 and 383 shares issued and outstanding (liquidation value of approximately $8.6 million and $9.8 million)	1	1
Common stock: $.001 par value, 100,000,000 shares authorized; 44,490,352 and 42,587,321 shares issued	44,490	42,587
Common stock warrants	13,251,660	13,599,704
Common stock options	582,004	1,538,260
Additional paid-in capital	291,607,528	279,063,085
Accumulated deficit	(283,823,243)	(246,674,069)
Accumulated other comprehensive loss	(317,756)	(172,882)
Treasury stock: 865,202 shares	(7,220,637)	(7,220,637)
Note receivable	(287,730)	—

Total stockholder’s equity	13,836,317	40,176,049

Total liabilities and stockholder’s equity	$204,716,451	$208,905,664

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended March 31,

	2006	2005	2004

Revenues
Data center — services	$62,529,282	$34,985,343	$17,034,377
Data center — technology infrastructure build-out	—	11,832,745	—
Construction contracts and fees	—	1,329,526	1,179,362

Operating revenues	62,529,282	48,147,614	18,213,739

Expenses
Data center operations — services, excluding depreciation	38,823,880	26,377,861	16,413,021
Data center operations — technology infrastructure build-out	—	9,711,022	—
Construction contract expenses, excluding depreciation	—	809,372	918,022
General and administrative	15,624,516	13,243,073	13,336,400
Sales and marketing	8,548,049	5,402,886	3,424,411
Depreciation and amortization	8,678,168	5,697,071	4,698,292
Impairment of long-lived assets and goodwill	—	813,073	—

Operating expenses	71,674,613	62,054,358	38,790,146

Loss from operations	(9,145,331)	(13,906,744)	(20,576,407)

Other (expenses) income
Change in fair value of derivatives embedded within convertible debt	(4,761,000)	15,283,500	—
Gain on debt restructuring and extinguishment, net	—	3,420,956	8,475,000
Interest expense	(25,048,519)	(15,493,610)	(14,624,922)
Interest income	1,742,609	666,286	131,548
Gain on sale of asset	499,388	—	—
Other, net	(436,321)	170,260	4,104,204

Total other (expenses) income	(28,003,843)	4,047,392	(1,914,170)

Loss before income taxes	(37,149,174)	(9,859,352)	(22,490,577)
Income taxes	—	—	—

Net loss	(37,149,174)	(9,859,352)	(22,490,577)
Preferred dividend	(726,889)	(915,250)	(1,158,244)

Net loss attributable to common stockholders	$(37,876,063)	$(10,774,602)	$(23,648,821)

Net loss per common share:
Basic	$(0.88)	$(0.31)	$(0.78)

Diluted	$(0.88)	$(0.40)	$(0.78)

Weighted average common shares outstanding — basic	42,973,114	35,147,503	30,502,819

Weighted average common shares outstanding — diluted	42,973,114	40,610,003	30,502,819

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Common Stock Par						Accumulated
	Preferred	Preferred	Value $.001				Additional		Other
	Stock	Stock			Common Stock	Common	Paid-In	Accumulated	Comprehensive	Treasury	Notes
	Series G	Series I	Issued Shares	Amount	Warrant	Stock Options	Capital	Deficit	Loss	Stock	Receivable	Total

Balance at March 31, 2003	$1	$—	25,627,686	$25,628	$1,857,581	$1,545,375	$169,434,857	$(214,324,140)	$—	$—	$(5,000,000)	(46,460,698)
Conversion of debt	—	—	5,121,183	5,121	—	—	24,303,755	—	—	—	—	24,308,876
Exercise of stock options	—	—	7,727	8	—	—	38,397	—	—	—	—	38,405
Warrants issued	—	—	—	—	644,597	—	(309,998)	—	—	—	—	334,599
Exercise of warrants	—	—	950	1	(3,971)	—	8,529	—	—	—	—	4,559
Warrants expired	—	—	—	—	(528,449)	—	528,449	—	—	—	—	—
Beneficial conversion feature on issuance of convertible debentures	—	—	—	—	—	—	9,500,000	—	—	—	—	9,500,000
Stock options issued	—	—	—	—	1,672,248	—	2,185,463	—	—	—	—	3,857,711
Series I Preferred stock issued	—	—	—	—	—	—	8,187,518	—	—	—	—	8,187,518
Common stock issued	—	1	365,202	365	—	—	(365)	—	—	—	—	1
Other comprehensive loss:
Net loss	—	—	—	—	—	—	—	(22,490,577)	—	—	—	(22,490,577)

Total comprehensive loss	—	—	—	—	—	—	—	(22,490,577)	—	—	—	(22,490,577)

Balance at March 31, 2004	1	1	31,122,748	31,123	3,642,006	1,545,375	213,876,605	(236,814,717)	—	—	(5,000,000)	(22,719,606)
Sale of Common stock	—	—	6,301,778	6,302	—	—	42,587,192	—	—	—	—	42,593,494
Conversion of debt	—	—	5,524,927	5,525	—	—	28,030,500	—	—	—	—	28,036,025
Conversion of preferred stock	(1)	—	281,089	281	—	—	1,448	—	—	—	—	1,728
Exercise of stock options	—	—	33,667	33	—	—	122,720	—	—	—	—	122,753
Warrants issued	—	—	—	—	10,365,483	—	—	—	—	—	—	10,365,483
Exercise of warrants	—	—	35,162	35	(261,640)	—	263,603	—	—	—	—	1,998
Warrants expired	—	—	—	—	(146,145)	—	146,145	—	—	—	—	—
Preferred stock issuance costs	—	—	—	—	—	—	(587,858)	—	—	—	—	(587,858)
Dividends on preferred stock	—	—	—	—	—	—	(795,249)	—	—	—	—	(795,249)
Issuance of common stock in lieu of cash-preferred stock dividend	—	—	61,685	62	—	—	361,997	—	—	—	—	362,059
Stock tendered in payment of loan and retired	—	—	(773,735)	(774)	—	—	(4,951,133)	—	—	—	5,000,000	48,093
Net assets acquired from NAP Madrid	—	—	—	—	—	—	—	—	—	(7,220,637)	—	(7,220,637)
Forfeiture of stock options	—	—	—	—	—	(7,115)	7,115	—	—	—	—	—
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(172,882)	—	—	(172,882)
Net loss	—	—	—	—	—	—	—	(9,859,352)	—	—	—	(9,859,352)

Total comprehensive loss	—	—	—	—	—	—	—	(9,859,352)	(172,882)	—	—	(10,032,234)

			Common Stock Par						Accumulated
	Preferred	Preferred	Value $.001				Additional		Other
	Stock	Stock			Common Stock	Common	Paid-In	Accumulated	Comprehensive	Treasury	Notes
	Series G	Series I	Issued Shares	Amount	Warrant	Stock Options	Capital	Deficit	Loss	Stock	Receivable	Total

Balance at March 31, 2005	—	1	42,587,321	42,587	13,599,704	1,538,260	279,063,085	(246,674,069)	(172,882)	(7,220,637)	—	40,176,049
Conversion of preferred stock	—	—	146,655	147	—	—	(147)	—	—	—	—	—
Exercise of stock options	—	—	113,456	113	—	—	185,869	—	—	—	—	185,982
Warrants issued for services	—	—	—	—	45,226	—	—	—	—	—	—	45,226
Accrued dividends on preferred stock	—	—	—	—	—	—	(726,889)	—	—	—	—	(726,889)
Exercise of warrants	—	—	15,000	15	(41,070)	—	94,555	—	—	—	—	53,500
Forfeiture of stock options	—	—	—	—	—	(956,256)	956,256	—	—	—	—	—
Warrants expired	—	—	—	—	(352,200)	—	352,200	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	755,644	—	—	—	—	755,644
Issuance of common stock in lieu of cash-preferred stock dividend	—	—	27,920	28	—	—	173,355	—	—	—	—	173,383
Common stock issued in acquisition	—	—	1,600,000	1,600	—	—	10,753,600	—	—	—	—	10,755,200
Loans issued to employees, net of repayments	—	—	—	—	—	—	—	—	—	—	(287,730)	(287,730)
Other comprehensive loss:												—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(144,874)	—	—	(144,874)
Net loss	—	—	—	—	—	—	—	(37,149,174)	—	—	—	(37,149,174)

Total comprehensive loss	—	—	—	—	—	—	—	(37,149,174)	(144,874)	—	—	(37,294,048)

Balance at March 31, 2006	$—	$1	44,490,352	$44,490	$13,251,660	$582,004	$291,607,528	$(283,823,243)	$(317,756)	$(7,220,637)	$(287,730)	13,836,317

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended March 31,

	2006	2005	2004

Cash flows from operating activities:
Net loss	$(37,149,174)	$(9,859,352)	$(22,490,577)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of long-lived assets	8,678,168	5,697,071	4,698,292
Change in estimated fair value of embedded derivatives	4,761,000	(15,283,500)	—
Accretion on convertible debt and mortgage payable	6,769,030	3,303,168	—
Amortization of beneficial conversion feature on issuance of convertible debentures	—	904,761	8,595,239
Amortization of debt issue costs	1,814,480	1,402,010	130,483
Provision for bad debt	249,425	317,603	167,135
Interest payment in kind on notes payable	823,039	—	—
Impairment of long-lived assets	—	813,073	—
Stock-based compensation	975,644	—	2,185,463
Gain on debt restructuring and extinguishment	—	(3,626,956)	(8,475,000)
Loss on disposal of property and equipment	174,747	—	—
Gain on sale of asset	(499,388)	—	—
Other, net	(317,549)	(44,425)	74,034
Warrants issued for services	45,226	202,550	—
(Increase) decrease in:
Accounts receivable	(5,835,215)	(1,129,348)	(3,220,339)
Capital lease receivable, net of unearned interest	1,365,713	(6,736,537)	—
Restricted cash	1,754,981	(1,355,975)	—
Prepaid and other assets	(2,879,615)	(984,947)	279,530
Increase (decrease) in:
Accounts payable and accrued expenses	1,624,057	(1,857,528)	(1,166,016)
Interest payable	1,152,406	1,001,428	(1,526,664)
Deferred revenue	3,800,060	(691,798)	1,715,246
Net operating assets/liabilities of discontinued operations	—	—	(1,170,980)
Construction payables	—	(820,146)	—
Deferred rent and other liabiltiies	770,295	4,387,360	4,327,831

Net cash used in operating activities	(11,922,670)	(24,361,488)	(15,876,323)

Cash flows from investing activities:
Restricted cash	1,782,956	(4,000,000)	(20,571)
Purchase of property and equipment	(8,483,784)	(10,508,261)	(4,054,741)
Acquisition of a majority interest in NAP Madrid	—	(2,537,627)	—
Acquisition of TECOTA, net of cash acquired	—	(73,936,374)	—
Proceeds from sale of assets	762,046	—	—
Acquisition of interest rate cap agreement	—	(100,000)	—
Acquisition of Dedigate, net of cash acquired	203,308	—	—
Issuance of notes receivable	(344,530)	—	—
Repayments of notes receivable	56,800	50,000	—

Net cash used in investing activities	(6,023,204)	(91,032,262)	(4,075,312)

Cash flows from financing activities:
Increase in restricted cash	—	(1,681,401)	—
Proceeds from mortgage loan and warrants	—	49,000,000	750,000
Issuance of senior secured notes and warrants	—	30,000,000	—
Decrease in construction payables	—	—	1,215,505
Payment on loans	(4,938,566)	(36,667,782)	(2,996,517)
Issuance of convertible debt	—	86,257,312	19,550,000
Payments on convertible debt	—	(10,131,800)	(1,605,000)
Debt issuance costs	(4,111)	(6,007,370)	—
Proceeds from issuance of common stock	—	42,593,594	—
Proceeds from sale of preferred stock	—	2,131,800	7,309,765
Preferred stock issuance costs	—	(587,860)	—
Payments of preferred stock dividends	(383,834)	(433,253)	—
Other borrowings	—	850,262	—
Payments under capital lease obligations	(566,307)	(433,712)	(1,334,325)
Proceeds from exercise of stock options and warrants	239,482	124,760	32,631
Proceeds from exercise of preferred stock conversions	—	1,730	—

Net cash (used in) provided by financing activities	(5,653,336)	155,016,280	22,922,059

Net increase(decrease) in cash	(23,599,210)	39,622,530	2,970,424
Cash and cash equivalents at beginning of period	44,001,144	4,378,614	1,408,190

Cash and cash equivalents at end of period	$20,401,934	$44,001,144	$4,378,614

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Organization
      Terremark Worldwide, Inc. and subsidiaries (collectively, the “Company” or “Terremark”) is a leading operator of integrated Tier-1 Internet exchanges and a global provider of managed IT infrastructure solutions for government and commercial sectors. Terremark delivers its portfolio of services from seven locations in the U.S., Europe and Asia. Terremark’s flagship facility, the NAP of the Americas, located in Miami, Florida is the model for carrier-neutral Internet exchanges and is designed and built to disaster-resistant standards with maximum security to house mission-critical systems infrastructure.

2.	Summary of Significant Accounting Policies
      A summary of significant accounting principles and practices used by the Company in preparing its consolidated financial statements follows.
      The consolidated financial statements include the accounts of Terremark Worldwide, Inc. and all entities in which Terremark Worldwide, Inc. has a controlling voting interest (“subsidiaries”) required to be consolidated in accordance with generally accepted accounting principles in the United States (U.S. GAAP) (collectively referred to as “Terremark”). All significant intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

Use of estimates
      The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from the amounts estimated include: revenue recognition and allowance for bad debts, derivatives, income taxes, impairment of long-lived assets, stock-based compensation and goodwill

Revenue recognition, profit recognition and allowance for bad debts
      Data center revenues consist of monthly recurring fees for colocation, exchange point, and managed and professional services fees. It also includes monthly rental income for unconditioned space in the Company’s Miami facility. Revenues from colocation and exchange point services, as well as rental income for unconditioned space, are recognized ratably over the term of the contract. Installation fees and related direct costs are deferred and recognized ratably over the expected life of the customer installation. Effective April 1, 2005, the Company revised the estimated life of customer installations from 12 to 48 months. The Company has determined that this change in accounting estimate does not and will not have a material impact on net earnings in current and future periods. Managed and professional services fees are recognized in the period in which the services are provided. Revenue from contract settlements is generally recognized when collectibility is reasonably assured and no remaining performance obligation exists.
      In accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, when more than one element such as equipment, installation and colocation services are contained in a single arrangement, we allocate revenue between the elements based on acceptable fair value allocation methodologies, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered items. The fair value of the undelivered elements is determined by the price charged when the element is sold separately, or in cases when the item is not sold separately, by the using other acceptable objective evidence.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. The Company assesses collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from the customers. If the Company determines that collectibility is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.
      The Company analyzes current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of the allowance for bad debts.
      The Company’s customer contracts generally require the Company to meet certain service level commitments. If the Company does not meet required service levels, it may be obligated to provide credits, usually a month of free service. Such credits, to date, have been insignificant.

Derivatives
      The Company has, in the past, used financial instruments, including swaps and cap agreements, to manage exposures to movements in interest rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk or cost to the Company.
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

Significant concentrations
      The Company’s two largest customers agencies of the federal government and Blackbird Technologies accounted for approximately 19% and 14%, respectively, of data center revenues for the year ended March 31, 2006. For the year ended March 31, 2005, the Company’s two largest customers accounted for approximately 42% and 12%, respectively, of data center revenues.

Stock-based compensation
      The Company uses the intrinsic value method to account for its employee stock-based compensation plans. Under this method, compensation expense is based on the difference, if any, on the date of grant,

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
between the fair value of the Company’s shares and the option’s exercise price. The Company accounts for stock based compensation to non-employees using the fair value method.
      The following table presents what the net loss and net loss per share would have been had the Company accounted for employee stock based compensation using the fair value method:

	For the Year Ended March 31,

	2006	2005	2004

Net loss attributable to common shareholders as reported	$(37,876,063)	$(10,774,602)	$(23,648,821)
Employee related stock-based compensation expense included in net loss	975,644	—	2,185,463
Stock-based compensation expense if the fair value method had been adopted	(3,691,670)	(2,112,914)	(3,288,790)

Pro forma net loss attributable to common shareholders	(40,592,089)	(12,887,516)	(24,752,148)

Basic loss per common share — as reported	$(0.88)	$(0.31)	$(0.78)

Basic loss per common share — pro forma	$(0.94)	$(0.37)	(0.81)

Diluted loss per common share — as reported	$(0.88)	$(0.40)	$(0.78)

Diluted loss per common share — pro forma	$(0.94)	$(0.45)	$(0.81)

      Fair value calculations for employee grants were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2005	2004

Risk Free Rate	3.63% - 4.83%	2.87% - 4.33%	2.14% - 3.50%
Volatility	112% - 121%	126% - 137%	150%
Expected Life	5 years	5 years	5 years
Expected Dividends	0%	0%	0%
      On March 23, 2006, the Compensation Committee of the Company’s Board of Directors approved the vesting, effective as of March 31, 2006, of all unvested stock options previously granted under the Company’s stock option and executive incentive compensation plans. The options affected by this accelerated vesting had exercise prices ranging from $2.79 to $16.50. As a result of the accelerated vesting, options to purchase approximately 460,000 shares became immediately exercisable. All other terms of these options remain unchanged.
      The Company will adopt Financial Accounting Standards Board Statement No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment” as of April 1, 2006, and will then recognize compensation expense prospectively for all future stock-based grants. The decision of the Compensation Committee to accelerate the vesting of all outstanding options was made primarily to reduce compensation expense that otherwise would be recorded starting with the fiscal quarter ending June 30, 2006. The Company has recognized approximately $756,000 (before tax) of compensation expense during the quarter ended March 31, 2006 as a result of the acceleration of the vesting of the options, but will not be required to recognize future compensation expenses for the accelerated options under FAS 123R unless the Company makes modifications to the options, which is not anticipated. The future compensation expense that will be avoided, based on the Company’s implementation date for SFAS 123R on April 1, 2006, is approximately $1,500,000, $900,000, and $170,000 in the fiscal

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
years ended March 31, 2007, 2008, and 2009, respectively. The Company, however, expects future stock-based compensation grants to have a significant impact on its result of operations.

Stock warrants
      The Company uses the fair value method to value warrants granted to non-employees. Some warrants are vested over time and some are vested upon issuance. The Company determined the fair value for non-employee warrants using the Black-Scholes option-pricing model with the same assumption used for employee grants, except for expected life which was estimated to be between 1 and 7 years. When warrants to acquire the Company’s common stock are issued in connection with the sale of debt or other securities, aggregate proceeds from the sale of the warrants and other securities are allocated among all instruments issued based on their relative fair market values. Any resulting discount from the face value of debt is amortized to interest expense using the effective interest method over the term of the debt.

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
      Basic EPS is calculated as income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. If the effect is dilutive, participating securities are included in the computation of basic EPS. The Company’s participating securities do not have a contractual obligation to share in the losses in any given period. As a result, these participating securities will not be allocated any losses in the periods of net losses, but will be allocated income in the periods of net income using the two-class method. The two-class method is an earnings allocation formula that determines earnings for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. Under the two-class method, net income is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amounts of dividends that must be paid for the current period. The remaining earnings are then allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. Diluted EPS is calculated using the treasury stock and “if converted” methods for potential common stock. For diluted earnings (loss) per share purposes, however, the Company’s preferred stock will continue to be treated as a participating security in periods in which the use of the “if converted” method results in anti-dilution.
      The following table presents the reconciliation of net loss to the numerator used for diluted loss per share:

	March 31,

	2006	2005	2004

Net loss	$(37,149,174)	$(9,859,352)	$(22,490,577)
Adjustments:
Preferred dividend	(726,889)	(915,250)	(1,158,244)
Interest expense, including amortization of discount and debt issue costs	—	9,739,395	—
Change in fair value of derivatives embedded within convertible debt	—	(15,283,500)	—

	$(37,876,063)	$(16,318,707)	$(23,648,821)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table represents the reconciliation of weighted average shares outstanding to basic and diluted weighted average shares outstanding:

	March 31,

	2006	2005	2004

Basic:
Weighted average common shares outstanding — basic	42,973,114	35,147,503	30,502,819

Diluted:
Weighted average common shares outstanding — basic	42,973,114	35,147,503	30,502,819
Weighted average Senior Convertible Notes	—	5,462,500	—

Weighted average common shares outstanding — diluted	42,973,114	40,610,003	30,502,819

      Unless otherwise included above, the following table presents potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated:

	March 31,

	2006	2005	2004

9% Senior convertible notes	6,900,000	—	—
Series I convertible preferred stock	1,130,000	1,276,667	1,333,333
Series H redeemable preferred stock	29,400	29,400	29,400
10% convertible debentures	—	—	5,000,000
13% convertible debentures	—	—	481,308
13.125% convertible debentures	—	—	416,667
Common stock warrants	2,679,636	2,712,436	673,140
Common stock options	2,257,700	1,744,419	1,444,245
Restricted stock	15,000	—	—

Reclassifications
      Certain reclassifications have been made to the prior periods’ financial statements to conform to the current presentation.

Minority interest
      Minority interest represents the minority shareholder interest in the book value of NAP Madrid’s net assets.

Other comprehensive loss
      Other comprehensive loss presents income of all changes in stockholder’s equity except for changes resulting from transactions with stockholders in their capacity as stockholders. Other comprehensive loss consists of net loss and foreign currency translation adjustments, which is presented in the accompanying consolidated statement of stockholders’ equity.
      Our foreign operations generally use the local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. If exchangeability between the functional currency and the U.S. dollar is temporarily lacking at the balance sheet date, the first subsequent rate at which exchanges can be made is used to translate assets and liabilities. Income statement

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
items are translated at the average exchange rates for the year. The impact of currency fluctuations is included in other comprehensive loss as a currency translation adjustment. The net gains and losses resulting from foreign currency transactions are recorded in net income (loss) in the period incurred and were not significant for any of the periods presented.

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

Property and equipment
      Property and equipment includes acquired assets and those accounted for under capital leases. Acquired assets are recorded at cost and assets under capital lease agreements are recorded at the net present value of minimum lease payments. Property and equipment are depreciated using the straight-line method over their estimated useful lives, as follows:

Building	39 years
Improvements	5 - 20 years
Computer software	3 years
Furniture, fixture and equipment	5 - 20 years
      Costs for improvements and betterments that extend the life of assets are capitalized. Maintenance and repair expenditures are expensed as incurred. Leasehold improvements are amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. Leasehold improvements acquired in a business combination are amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition.

Goodwill and Impairment of long-lived assets and long-lived assets to be disposed of
      Goodwill and intangible assets that have indefinite lives are not amortized, but rather, are tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The goodwill impairment test involves a two-step approach. The first step involves a comparison of the fair value of each of our reporting units with its carrying amount. If a reporting unit’s carrying amount exceeds its fair value, the second step is performed. The second step involves a comparison of the implied fair value and carrying value of that reporting unit’s goodwill. To the extent that a reporting unit’s carrying amount exceeds the implied fair value of its goodwill, an impairment loss is recognized. Identifiable intangible assets not subject to amortization are assessed for impairment by comparing the fair value of the intangible asset to its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds fair value. Intangible assets that have finite useful lives are amortized over their useful lives.
      Goodwill represents the carrying amount ($16,771,189) of the excess purchase price over the fair value of identifiable net assets acquired in conjunction with (i) the acquisition of a corporation holding rights to develop and manage facilities catering to the telecommunications industry and (ii) the acquisition of

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dedigate, N.V., a managed host services provider in Europe. The Company performed the annual tests for impairment for the rights to develop and manage facilities catering to the telecommunications industry in the quarters ended March 31, 2006 and 2005, and concluded that there were no impairments. Since Dedigate, N.V. was acquired in August 2005, the Company will perform the required annual test impairment for Dedigate related intangibles in the quarter ended September 30, 2006.
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
      Goodwill and other intangibles, net, consists of the following:

	March 31,

	2006	2005

Goodwill	$16,771,189	$9,999,870
Intangibles:
Customer base	1,800,000	—
Technology	2,400,000	—

	4,200,000	—
Accumulated amortization	520,000	—

	$3,680,000	$—

      The Company expects to record amortization expense associated with these intangible assets as follows:

	Customer Base	Technology

2007	$180,000	$600,000
2008	180,000	600,000
2009	180,000	600,000
2010	180,000	200,000
2011	180,000	—
Thereafter	780,000	—

	$1,680,000	$2,000,000

Rent expense
      Rent expense under operating leases is recorded on the straight-line method based on total contracted amounts. Differences between the amounts contractually due and those amounts reported are included in deferred rent.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	March 31, 2006		March 31, 2005

	Book Value	Fair Value	Book Value	Fair Value

Mortgage payable, including current portion	$46,540,181	$40,021,636	$46,726,594	$48,822,510
Notes payable, including current portion	25,609,890	22,756,178	28,154,087	25,572,448
Convertible debt	59,102,452	73,059,204	53,972,558	75,350,377
      As of March 31, 2006 and 2005 the fair value of the Company’s notes payable and convertible debentures was based on discounted cash flows using a discount rate of approximately 15% and 13%, respectively. As of March 31, 2005, the fair value of the mortgage payable was estimated as equal to their unpaid principal balance due to its floating interest rate. The book value for the Company’s mortgage payable and notes payable is net of the unamortized discount to debt principal. See Notes 6 and 9.

Income taxes
      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce tax assets to the amounts expected to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent accounting standards
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation, such as employee stock purchase plans and restricted stock awards. In addition, SFAS No. 123(R) supersedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Under the provisions of SFAS No. 123(R), stock-based compensation awards must meet certain criteria in order for the award to qualify for equity classification. An award that does not meet those criteria will be classified as a liability and be remeasured each period. SFAS No. 123(R) retains the requirements on accounting for the income tax effects of stock-based compensation contained in SFAS No. 123; however, it changes how excess tax benefits will be presented in the statement of cash flows from operating to financing activities. In addition, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which offers guidance on SFAS No. 123(R). SAB No. 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123(R) while enhancing the information that investors receive. Key topics of SAB No. 107 include discussion on the valuation models available to preparers and guidance on key assumptions used in these valuation models, such as expected volatility and expected term, as well as guidance on accounting for the income tax effects of SFAS No. 123(R) and disclosure considerations, among other topics. SFAS No. 123(R) and SAB No. 107 were effective for reporting periods beginning after June 15, 2005; however in April 2005, the SEC approved a new rule that SFAS No. 123(R) and SAB No. 107 are now effective for public companies for annual, rather than interim, periods beginning after June 15, 2005. As a result, the first quarter ended June 30, 2006 will be the first period in which the Company will report stock-based compensation under the provisions of SFAS No. 123(R) and SAB No. 107. The adoption of SFAS No. 123(R), including related FASB Staff Positions issued during 2005 and 2006, and SAB No. 107 are expected to have a significant impact on the Company’s financial position and results of operations. Under SFAS No. 123(R), the Company has selected the modified prospective application method and, as a result, will not restate any prior financial statements. See stock-based compensation section of this footnote for additional information on the Company’s implementation strategy of SFAS No. 123(R).
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets contained in APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. As the provisions of SFAS No. 153 are to be applied prospectively, the adoption of SFAS No. 153 will not have an impact on the Company’s historical financial statements; however, the Company will assess the impact of the adoption of this pronouncement on any future nonmonetary transactions that it enters into, if any.
      In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (“FIN No. 47”). FIN No. 47 clarifies that the term, conditional retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 further clarifies that the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement and provides guidance on how an entity might reasonably estimate the fair value of such a conditional asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. The adoption of

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
FIN No. 47 has not had a significant impact on the Company’s financial position, results of operations and cash flows.
      In June 2005, the FASB approved EITF Issue 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 addresses the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are placed in service significantly after and not contemplated at the beginning of a lease term. EITF 05-6 states that (i) leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition and (ii) leasehold improvements that are placed into service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF 05-6 has not had a significant impact on the Company’s financial position and results of operations.
      In September 2005, the FASB approved EITF Issue 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Securities and Related Issues” (“EITF 05-7”). EITF 05-7 addresses that the change in the fair value of an embedded conversion option upon modification should be included in the analysis under EITF Issue 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” to determine whether a modification or extinguishment has occurred and that changes to the fair value of a conversion option affects the interest expense on the associated debt instrument following a modification. Therefore, the change in fair value of the conversion option should be recognized upon the modification as a discount or premium associated with the debt, and an increase or decrease in additional paid-in capital. EITF 05-7 is effective for all debt modifications in annual or interim periods beginning after December 15, 2005. The adoption of EITF 05-7 will not have a significant impact on the Company’s financial position and results of operations.
      In September 2005, the EITF reached consensus on Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (“EITF 05-8”). EITF 05-8 concludes that (i) the issuance of convertible debt with a beneficial conversion feature results in a basis difference that should be accounted for as a temporary difference and (ii) the establishment of the deferred tax liability for the basis difference should result in an adjustment to additional paid in capital. The Company believes that the underlying concepts in EITF 05-8 should be similarly applied to debt for which an embedded derivative has been bifurcated under FASB Statement No. 133, “Accounting for Derivatives Instruments and Hedging Activities.” This application results in the recognition of deferred taxes upon issuance for the temporary differences existing on both the debt instrument and the embedded derivative. Subsequent changes in fair value of embedded derivative will result in remeasurement of the related deferred tax account. The guidance in this Issue should be implemented by retrospective application in financial statements for interim and annual reporting periods beginning after December 15, 2005. Early application is permitted for periods for which financial statements have not been issued. The Company’s convertible debt has embedded derivatives that are bifurcated and accounted for separately. The Company’s retrospective application of EITF 05-8 changes the composition of certain deferred tax disclosure items as of March 31, 2005 and did not have an impact on the Company’s financial position, results of operations or cash flows.
      In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125” (“SFAS No. 155”). SFAS No. 155 improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
eliminates exemptions and provides a means to simplify the accounting for such instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (iv) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently in the process of evaluating the impact that the adoption of SFAS No. 155 will have on its financial position, results of operations and cash flows.
      In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6 (“FSP FIN 46(R)-6”), which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46 “Consolidation of Variable Interest Rate Entities”, as amended (“FIN No. 46(R)”). The variability that is considered in applying FIN 46(R) affects the determination of (a) whether the entity is a variable interest entity, (b) which interests are variable interests in the entity and (c) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns if such a calculation is necessary. FSP FIN 46(R)-6 is effective beginning the first day of the first reporting period beginning after June 15, 2006. The Company is currently in the process of evaluating the impact that the adoption of FSP FIN 46(R)-6 will have on the Company’s financial position, results of operations and cash flows.

3.	Acquisitions
      On August 5, 2005, the Company acquired all of the outstanding common stock of Dedigate, N.V., a managed host services provider in Europe. The preliminary purchase price of $12,138,963 was comprised of: (i) 1,600,000 shares of the Company’s common stock with a fair value of $10,755,200, (ii) cash consideration of $653,552 and (iii) direct transaction costs of $730,211. The fair value of the Company’s stock was determined using the five-day trading average price of the Company’s common stock for two days before and after the date the transaction was announced in August 2005. The costs to acquire Dedigate were allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their respective fair values, and any excess was allocated to goodwill. As of March 31, 2006, the original purchase price allocation has been adjusted by an increase in goodwill of $287,659, an increase in other liabilities of $127,013 and a decrease of other assets of $4,144. The effect of these adjustments on the related amortization was insignificant.

Cash and cash equivalents	$1,587,384
Accounts receivable	977,150
Other current assets	130,931
Property and equipment	831,170
Intangible assets, including goodwill	10,971,319
Other assets	39,907
Accounts payable and accrued expenses	(1,285,553)
Other liabilities	(1,113,345)

Net assets acquired	$12,138,963

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The allocation of acquisition intangible assets as of March 31, 2006 is summarized in the following table:

	Gross Carrying	Amortization	Accumulated
	Amount	Period	Amortization

Intangibles no longer amortized:
Goodwill	$6,771,319	—	$—
Amortizable intangibles:
Customer base	1,800,000	10 years	120,000
Technology acquired	2,400,000	4 years	400,000
      The results of Dedigate’s operations have been included in the condensed consolidated financial statements since the acquisition date. The following unaudited pro forma financial information of the Company for the twelve months ended March 31, 2006 and 2005 have been presented as if the acquisition of Dedigate had occurred as of the beginning of each period. This pro forma information does not necessarily reflect the results of operations if the business had been managed by the Company during these periods and is not indicative of results that may be obtained in the future.

	March 31,

	2006	2005

Revenues	$65,143,150	$54,111,614

Net loss	$(36,995,700)	$(9,576,352)

Net loss per common share:
Basic	$(0.85)	$(0.29)

Diluted	$(0.85)	$(0.38)

4.	Restricted cash consists of:

	March 31,

	2006	2005

Capital improvements reserve	$2,217,044	$4,000,000
Security deposits under bank loan agreement	—	1,681,400
Security deposits under operating leases	1,597,798	1,641,531
Escrow deposits under mortgage loan agreement	474,073	503,921

	4,288,915	7,826,852

Less: current portion	(474,073)	(2,185,321)

	$3,814,842	$5,641,531

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

	March 31,

	2006	2005

Land	$10,139,683	$10,393,877
Building and improvements	99,634,006	96,643,573
Furniture, equipment and software, including $1,912,926 and $958,230 in capital leases	46,450,997	34,479,387

	156,224,686	141,516,837
Less accumulated depreciation and amortization, including $377,032 and $192,959 in capital leases	(26,331,368)	(18,110,516)

	$129,893,318	$123,406,321

6.	Mortgage Payable
      In connection with the purchase of TECOTA on December 31, 2004, the Company obtained a $49.0 million loan from CitiGroup Global Markets Realty Corp., $4.0 million of which is restricted and can only be used to fund customer related capital improvements made to the NAP of the Americas in Miami. This loan is collateralized by a first mortgage on the NAP of the Americas building and a security interest in all then existing building improvements that the Company has made to the building, certain of the Company’s deposit accounts and any cash flows generated from customers by virtue of their activity at the NAP of the Americas building. The loan bears interest at a rate per annum equal to the greater of 6.75% or LIBOR (4.90% at March 31, 2006) plus 4.75%, and matures in February 2009. This mortgage loan includes numerous covenants imposing significant financial and operating restrictions on Terremark’s business. See Note 9.
      In connection with this financing, the Company issued to Citigroup Global Markets Realty Corp., for no additional consideration, warrants to purchase an aggregate of 500,000 shares of the Company’s common stock. Those warrants expire on December 31, 2011 and are divided into four equal tranches that differ only in respect of the applicable exercise prices, which are $6.80, $7.40, $8.10 and $8.70, respectively. The warrants were valued at approximately $2,200,000, which was recorded as a discount to the debt principal. Proceeds from the issuance of the mortgage note payable and the warrants were allocated based on their relative fair values. The costs related to the issuance of the mortgage loan were capitalized and amounted to approximately $1,570,000. The discount to the debt principal and the debt issuance costs will be amortized to interest expense using the effective interest rate method over the term of the mortgage loan. The effective interest rate of the mortgage loan is 8.6%.

7.	Convertible Debt
      Convertible debt consists of:

	March 31,

	2006	2005

Senior Convertible Notes, face value of $86.25 million, due June 15, 2009, and convertible into shares of the Company’s common stock at $12.50 per share. Interest at 9% is payable semi-annually, on December 15 and June 15 (Effective interest rate of 23.4%)	$59,102,452	$53,972,558
Less: Current portion of convertible debt	—	—

Convertible debentures	$59,102,452	$53,972,558

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
      The Senior Convertible Notes are unsecured obligations and rank pari passu with all existing and future unsecured and unsubordinated indebtedness, senior in right of payment to all existing and future subordinated indebtedness, and rank junior to any future secured indebtedness. If there is a change in control of the Company, the holders have the right to require the Company to repurchase their notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest (the “Repurchase Price”). If a change in control occurs and at least 50% of the consideration for the Company’s common stock consists of cash, the holders of the Senior Convertible Notes may elect to receive the greater of the Repurchase Price or the Total Redemption Amount. The Total Redemption Amount will be equal to the product of (x) the average closing prices of the Company’s common stock for the five trading days prior to announcement of the change in control and (y) the quotient of $1,000 divided by the applicable conversion price of the Senior Convertible Notes, plus a make whole premium of $135 per $1,000 of principal if the change in control takes place before June 16, 2006 reducing to $45 per $1,000 of principal if the change in control takes place between June 16, 2008 and December 15, 2008. If the Company issues a cash dividend on its common stock, it will pay contingent interest to the holders of the Senior Convertible Notes equal to the product of the per share cash dividend and the number of shares of common stock issuable upon conversion of each holder’s note.
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
      The conversion option, including the early conversion incentive, the equity participation feature and a takeover whole premium due upon a change in control, embedded in the Senior Convertible Notes were determined to be derivative instruments to be considered separately from the debt and accounted for separately. As a result of the bifurcation of the embedded derivatives, the carrying value of the Senior Convertible Notes at issuance was approximately $50.8 million. The Company is accreting the difference between the face value of the Senior Convertible Notes ($86.25 million) and the carrying value to interest expense under the effective interest method on a monthly basis over the life of the Senior Convertible Notes.

8.	Derivatives
      The Senior Convertible Notes contain embedded derivatives that require separate valuation from the Senior Convertible Notes: a conversion option that includes an early conversion incentive, an equity

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
participation right and a takeover make whole premium due upon a change in control. The Company has estimated to date that the embedded derivatives related to the equity participation rights and the takeover make whole premium do not have significant value.
      The Company estimated that the embedded derivatives had an estimated fair value of $20,199,750 on March 31, 2005 and a March 31, 2006 estimated fair value of $24,960,750, resulting from the conversion option. The change of $4,761,000 in the estimated fair value of the embedded derivative was recognized as an expense in the year ended March 31, 2006. The Company recognized a gain of $15,283,500 for the year ended March 31, 2005 resulting from the conversion option.

9.	Notes Payable
      In connection with the purchase of TECOTA on December 31, 2004, the Company issued Senior Secured Notes in an aggregate principal amount equal to $30.0 million and sold 306,044 shares of its common stock valued at $2.0 million to the Falcon Investors. The Senior Secured Notes are collateralized by substantially all of the Company’s assets other than the TECOTA building, bear cash interest at 9.875% per annum and “payment in kind” interest at 3.625% per annum subject to adjustment upon satisfaction of specified financial tests, and mature in March 2009. The Senior Secured Notes include numerous covenants imposing significant financial and operating restrictions on the Company’s business.
      The Company contemporaneously issued to the Falcon Investors, for no additional consideration, warrants to purchase an aggregate of 1.5 million shares of the Company’s common stock. Those warrants expire on December 30, 2011 and are divided into four equal tranches that differ only in respect of the applicable exercise prices, which are $6.90, $7.50, $8.20 and $8.80, respectively. The warrants were valued by a third party expert at approximately $6,600,000, which was recorded as a discount to the debt principal. Proceeds from the issuance of the senior secured notes and the warrants were allocated based on their relative fair values. The costs related to the issuance of the Senior Secured Notes were deferred and amounted to approximately $1,813,000. The discount to the debt principal and the debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Senior Secured Notes. The effective interest rate of these notes is 21.4%.
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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At March 31, 2005, the Company also had a bank loan with an outstanding balance of 3.5 million Euros ($4.5 million at the March 31, 2005 exchange rate). The Company repaid the loan in November 2005.

10.	Stockholders’ Equity

Preferred stock

Series H redeemable convertible preferred stock
      In May 2001, the Company issued 294 shares of Series H redeemable convertible preferred stock for $500,000. The preferred stock allows for a preferential annual dividend of $102 per share and is convertible into 294,000 shares of common stock. The preferred stock became redeemable at $1,700 per share plus any unpaid dividends at the request of the holder on June 1, 2005. The Series H redeemable convertible preferred stock votes together with the Company’s common stock based on the then current conversion ratio.
      On June 1, 2005, the Series H convertible preferred stock became redeemable in cash at the request of the holder, and accordingly, is presented as a current liability in the accompanying consolidated financial statements.

Series I convertible preferred stock
      On March 31, 2004, the Company closed on the issuance of 400 shares of Series I 8% Convertible Preferred Stock for $7.8 million in cash and $2.2 million in promissory notes, together with warrants to purchase 2.8 million shares of the Company’s common stock which are exercisable for five years at $0.90 per share. The Company has collected all amounts due under the promissory notes. The Series I Preferred Stock is convertible into shares of the Company’s common stock at $0.75 per share. In January 2007, the Series I Preferred Stock dividend rate will increase to 10% per year until January 2009 when it increases to 12%. Dividends are payable, at the Company’s discretion, in shares of the Company’s common stock or cash. The Company has the right to redeem the Series I Preferred Stock at $25,000 per share plus accrued dividends at any time. Some of the Series I Preferred Stock shares were committed on dates where the conversion price was less than market. Accordingly, the Company recognized a non-cash preferred dividend of approximately $1.0 million in determining net loss per common share for the period ended March 31, 2004. The Series I Preferred Stock shall vote together with the Company’s common stock based on the then current conversion ratio.

Common stock

Issuance of Common Stock
      In August 2005, the Company issued 1,600,000 shares, valued at $10,755,200, of its common stock in connection with the acquisition of all of the outstanding common stock of Dedigate, N.V., a managed host services provider in Europe.
      In March 2005, the Company sold 6,000,000 shares in a public offering, at an offering price of $7.30 per share. After payment of underwriting discounts and commissions and other offering costs, the net proceeds to the Company were approximately $40.5 million.
      In December 2004, the Company sold 306,044 shares of its common stock valued at $2.0 million to the Falcon Investors in connection with their issuance of the $30 million Senior Secured Notes for partially financing the TECOTA acquisition.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Conversion of debt to equity
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
      In April 2003, in conjunction with the Ocean Bank debt conversion of $15.0 million in debt to equity, the Company issued 2,000,000 shares of its common stock at $7.50 per share.
      In April 2003, in conjunction with the CRG transaction whereby $21.6 million in construction payables plus $1.0 million in accrued interest was converted to equity, the Company issued 3,010,000 shares of its common stock at $7.50 per share.

Conversion of preferred stock to common stock
      During the year ended March 31, 2006, 44 shares of the Series I preferred stock, with an aggregate fair value of $804,000 (based on closing price of the Company’s common stock at conversion date) were converted to 146,665 shares of common stock.
      In March 2005, the 20 shares outstanding of the Company’s Series G preferred stock, with an aggregate fair value of $1,550,000 (based on closing price of the Company’s common stock at conversion date) were converted into 225,525 shares of common stock.
      During the year ended March 31, 2005, 17 shares of Series I preferred stock, with an aggregate fair value of $375,000 (based on closing price of the Company’s common stock at conversion date) were converted to 55,564 shares of common stock.

Grant of employee stock options
      In July 2005, the Compensation Committee of the Board of Directors approved the grant of options to certain employees, including some officers of the Company, to purchase 122,361 of the Company’s common stock at an exercise price of $6.74 per share.
      In July 2004, the Compensation Committee of the Board of Directors approved the grant of options to certain employees, including some officers of the Company, to purchase 118,500 of the Company’s common stock at an exercise price of $6.50 per share.

Exercise of stock options
      During the year ended March 31, 2006, the Company issued 206,254 shares of its common stock in conjunction with the exercise of options, including 200,000 shares issued to a director of the Company. The exercise price of the options ranged from $2.50 to $6.74.
      During the year ended March 31, 2005, the Company issued 33,667 shares of its common stock in conjunction with the exercise of employee stock options at prices ranging from $3.30 to $5.20 per share.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the year ended March 31, 2004, the Company issued 7,727 shares of common stock were in conjunction with the exercise of employee stock options at prices ranging from $3.30 to $7.80 per share.

Exercise of warrants
      In March 2006, warrants were exercised for 2,500 shares of common stock at $0.10 per share.
      In December 2005, warrants were exercised for 2,500 shares of common stock at $0.10 per share.
      In July 2005, warrants were exercised for 10,000 shares of common stock at $5.30 per share.
      In August 2004, warrants were exercised for 20,000 shares of common stock at $0.10 per share.
      In May 2004, warrants were exercised for 15,162 shares of common stock at $8.00 per share.
      In June 2003, warrants were exercised for 950 shares of common stock at $4.80 per share.

Stock tendered in payment of loan
      On September 30, 2004, the Company’s Chairman and Chief Executive Officer repaid his outstanding $5.0 million loan from the Company by tendering 773,735 shares of Terremark common stock.

Loans issued to employees
      In connection with the acquisition of Dedigate, the Company extended loans to certain Dedigate employees to exercise their Dedigate stock options. The Dedigate shares received upon exercise of those options were then exchanged for shares of the Company’s common stock under the terms of the acquisition. The loans are evidenced by full recourse promissory notes, bear interest at 2.50% per annum, mature in September 2006 and are collateralized by the shares of stock acquired with the loan proceeds. The outstanding principal balance on such loans, net of repayments, is reflected as a reduction to stockholders’ equity in the accompanying balance sheet at March 31, 2006.

Preferred stock dividend
      In August 2005, the Company issued 27,290 shares of common stock to holders of the Series I preferred stock in payment of dividends.
      In February 2005, the Company issued 28,847 shares of common stock to holders of the Series I preferred stock in payment of dividends.
      In November 2004, the Company issued 32,838 shares of common stock to holders of the Series I preferred stock in payment of accrued dividends.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Warrants
      During the period from November 2000 through March 2006, the Company issued warrants to third parties for services and to facilitate certain debt and equity transactions. The following table summarizes information about stock warrants outstanding as of March 31, 2006.

				Estimated
	No. of shares	Exercise		Fair Value at
Issuance Date	able to purchase	Price	Expiration Date	Issuance

April 2005	7,200	6.90	April 2011	$25,056
March 2005	10,000	7.20	March 2007	29,900
December 2004	2,000,000	6.80-8.80	March 2009	8,782,933
June 2004	181,579	9.50	June 2007	1,380,000
April 2004	5,000	7.00	April 2009	32,450
March 2004	285,397	9.00	March 2009	1,672,248
February 2004	1,210	9.00	February 2009	8,652
January 2004	5,000	7.10	January 2009	33,750
October 2003	5,000	7.30	October 2008	33,700
July 2003	10,000	6.20	July 2008	114,400
June 2003	30,000	5.00	June 2006	220,200
June 2003	25,000	7.50	June 2006	177,750
March 2003	30,000	7.50	March 2007	110,400
December 2002	30,000	7.50	March 2007	110,400
April 2002	27,000	4.00	March 2007	99,360
June 2001	1,300	17.20	June 2011	22,490
January 2002	950	4.80	June 2011	3,971
November 2000	25,000	27.60	November 2008	394,000

	2,679,636			$13,251,660

      In December 2004, the Company issued warrants to purchase an aggregate of 2 million shares of its common stock at an average exercise price equal to $7.80 per share to the lenders in connection with the financing of the TECOTA acquisition. The estimated fair market value of such warrants was $8,782,933 (see Note 6 and 9).
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      A summary of the status of stock options is presented below:

		Weighted
		Average
	Number	Exercise Price

Outstanding at March 31, 2003	1,373,162	$16.40
Granted	551,578	5.55
Expired/Terminated	(73,743)	11.22
Exercised	(7,060)	4.94

Outstanding at March 31, 2004	1,843,937	$13.41
Granted	527,620	6.20
Expired/ Terminated	(39,236)	3.67
Exercised	(33,666)	8.20

Outstanding at March 31, 2005	2,298,655	$11.99
Granted	344,661	5.74
Expired/ Terminated	(179,362)	18.74
Exercised	(206,254)	3.54

Outstanding at March 31, 2006	2,257,700	$11.27

Options exercisable at:
March 31, 2006	2,257,700	$11.27

March 31, 2005	1,758,755	$13.90

Weighted average fair value of options granted during year ended:
March 31, 2006	$4.87

March 31, 2005	$5.39

March 31, 2004	$5.10

      The following table summarizes information about options outstanding at March 31, 2006:

		Average Remaining		Number
		Contractual Life	Average	Exercisable
Range of Exercise Prices March 31, 2006	Outstanding at	(Years)	Exercise Price	Options at

$ 2.50- 5.00	336,765	8.36	$3.91	336,765
$ 5.01-10.00	1,372,176	7.94	$6.84	1,372,176
$10.01-11.50	15,150	3.39	$10.72	15,150
$11.51-20.00	105,677	4.01	$16.00	105,677
$20.01-30.00	114,570	3.74	$25.15	114,570
$30.01-50.00	313,362	4.28	$35.22	313,362

	2,257,700			2,257,700

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Commitments and Contingencies

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
      The Company has entered into capital lease agreements with third parties for equipment related primarily to the NAP of the Americas. Generally, the lease terms are for 48 months and contain $1.00 bargain purchase options. The aggregate gross related assets total approximately $889,000.
      Operating lease expense, in the aggregate, amounted to approximately $11.7 million, $9.7 million, and $7.8 million for the years ended March 31, 2006, 2005 and 2004, respectively.
      At March 31, 2006, future minimum lease payments for each of the following five years and thereafter under non-cancelable operating and capital leases having a remaining term in excess of one year are as follows:

	As Lessee		As Lessor

	Capital	Operating	Capital	Operating
	Leases	Leases	Leases	Leases

2007	$690,453	$5,009,933	$2,507,029	$3,393,511
2008	511,169	4,879,272	2,428,701	3,066,516
2009	223,537	3,745,270	1,575,748	2,581,712
2010	119,110	3,726,497	—	2,659,163
2011	117,340	3,800,232	—	2,738,938
Thereafter	16,310	33,309,488	—	14,427,616

Total minimum lease payments	$1,677,919	$54,470,692	$6,511,478	$28,867,456

Amount representing interest	252,682		935,956

Net minimum lease payments	$1,425,237		$5,575,522

Litigation
      From time to time, the Company is involved in various litigations relating to claims arising out of the normal course of business. These claims are generally covered by insurance. The Company is not currently

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
subject to any litigation which singularly or in the aggregate could reasonably be expected to have a material adverse effect on the Company’s financial position or results of operations.

12.	Related Party Transactions
      Due to the nature of the following relationships, the terms of the respective agreements may not be the same as those that would result from transactions among wholly unrelated parties.
      Following is a summary of transactions for the years ended March 31, 2006, 2005 and 2004 and balances with related parties included in the accompanying balance sheet as of March 31, 2006 and 2005.

	For the Year Ended March 31,

	2006	2005	2004

Rent paid to TECOTA	$—	$5,818,784	$5,308,272
Services purchased from Fusion Telecommunications International, Inc.	1,270,504	957,483	501,080
Property management fees charged to TECOTA	—	144,826	198,000
Interest income on notes receivable — related party	—	50,278	76,284
Interest income from shareholder	29,728	28,944	32,489
Interest paid to shareholder	—	670,649	2,065,695
Consulting fees to certain directors	442,500	410,000	410,000

Other assets	$452,444	$477,846
Note receivable — related party	287,730	—
      The Company’s Chairman and Chief Executive Officer has a minority interest in Fusion Telecommunications International, Inc. (“Fusion”) and is a member of its board of directors. In addition, the Chairman and Chief Executive Officer of Fusion is a member of the Company’s board of directors. The Company has entered into consulting agreements with three members of its board of directors, engaging them as independent consultants. One agreement provided for an annual compensation of $250,000 and expired in May 2005. The other two agreements provide for an annual compensation aggregating $160,000. In June 2006, the Company agreed to issue 15,000 of restricted stock to a director pursuant to a prior agreement in connection with the director bringing additional business to the Company.

13.	Data Center Revenues
      Data center revenues consist of the following:

	For the Year Ended March 31,

	2006	2005

Colocation	$28,126,193	$21,402,860
Managed and professional services	28,088,192	9,017,282
Exchange point services	6,308,708	4,564,283
Other	6,189	918

	$62,529,282	$34,985,343
Technology infrastructure buildouts	—	11,832,745

Total data center revenues	$62,529,282	$46,818,088

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Other Income (Expenses)
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
      No provision for income taxes was recorded for each of the three years ended March 31, 2006, 2005 and 2004 as the Company incurred net operating losses in each year.
      Loss before income taxes is attributable to the following geographic locations:

	For the year ended March 31,

	2006	2005	2004

United States	$(34,201,581)	$(8,367,640)	$(21,666,210)
International	(2,947,593)	(1,491,712)	(824,367)

	$(37,149,174)	$(9,859,352)	$(22,490,577)

      Deferred tax assets (liabilities) consist of the following:

	March 31,

	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$61,229,430	$47,796,808
Net operating loss carryforwards retained from discontinued operations	17,280,709	17,280,709
Capitalized start-up costs	310,195	1,163,296
Embedded derivatives	9,485,085	7,675,905
Allowances and other	7,386,909	8,512,891

Total deferred tax assets	95,692,328	82,429,609

Valuation allowance	(75,896,123)	(67,165,342)

Deferred tax liability:
Intangibles	(1,251,200)	—
Convertible debt	(10,318,847)	(12,268,207)
Depreciation	(8,305,610)	(2,996,060)
Other	(47,561)	—

Total deferred tax liability	(19,923,218)	(15,264,267)

Net deferred tax asset (liability)	$(127,013)	$—

      The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s deferred tax assets. To support the Company’s conclusion that a 100% valuation allowance was required, the Company primarily considered such factors as the Company’s history of

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operating losses, the nature of the Company’s deferred tax assets and the absence of taxable income in prior carryback years. Although the Company’s operating plans assume taxable and operating income in future periods, the Company’s evaluation of all the available evidence in assessing the realizability of the deferred tax assets indicates that it is more likely than not that such plans are insufficient to overcome the available negative evidence.
      The valuation allowance increased by $8,730,781, $3,881,509 and $5,222,589 for the years ended March 31, 2006, 2005 and 2004, respectively. The change of the valuation allowance for the year ended March 31, 2006 was primarily attributed to the increase in the temporary differences related to the change in fixed assets, change in fair value of the derivatives, interest expense attributable to the derivatives and the increase in operational loss. The net change of the valuation allowance for the year ended March 31, 2005 was primarily due to the increase in temporary differences related to the change in fair value of the derivatives and the increase in operational loss. In the year ended March 31, 2004, the change in the valuation allowance was primarily due to the increase in operating loss.
      On April 28, 2000, Terremark Holdings, Inc. completed a reverse merger with AmTec, Inc. The Company determined that the net operating losses generated prior to the AmTech merger may have been limited by Federal tax laws that impose substantial restrictions on the utilization of net operating losses and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. Such a limitation is effective for a five year period. As a result, for the year ended March 31, 2006, the Company determined that it is no longer limited in utilizing net operating losses generated prior to the AmTec merger.
      The Company’s federal and state net operating loss carryforwards, amounting to approximately $206.6 million, begin to expire in 2011.
      The reconciliation between the statutory income tax rate and the effective income tax rate on pre-tax (loss) income is as follows:

	For the Year Ended March 31,

	2006	2005	2004

Rate reconciliation Statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal income tax benefit	(4.0)	(3.5)	(3.2)
Permanent differences	0.3	3.7	14.0
Increase in valuation allowance	37.7	33.8	23.2

Effective tax rate	—%	—%	—%

16.	Information About the Company’s Operating Segments
      During the years ended March 31, 2006, 2005, and 2004, the Company had two reportable business segments, data center operations and real estate services. The data center operations segment provides Tier 1 NAP, Internet infrastructure and managed services in a data center environment. This segment also provides NAP development and technology infrastructure buildout services. All other real estate activities are included in real estate services. The real estate services segment provided construction and property management services. The Company’s reportable segments are strategic business operations that offer different products and services.
      The accounting policies of the segments are the same as those described in significant accounting policies. Revenues generated among segments are recorded at rates similar to those recorded in third-party transactions. Transfers of assets and liabilities between segments are recorded at cost. The Company evaluates performance based on the segment’s net operating results.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following present information about reportable segments:

	Data center	Real estate
For the year ended March 31,	operations	services	Total

2006

Revenue	$62,529,282	$—	$62,529,282
Loss from operations	(9,145,331)	—	(9,145,331)
Net loss	(37,149,174)	—	(37,149,174)

2005

Revenue	$46,818,088	$1,329,526	$48,147,614
Loss from operations	(13,506,734)	(400,010)	(13,906,744)
Net loss	(9,490,543)	(368,809)	(9,859,352)

2004

Revenue	$17,034,377	$1,179,362	$18,213,739
Loss from operations	(20,237,820)	(338,587)	(20,576,407)
Net loss	(22,152,261)	(338,316)	(22,490,577)

Assets, as of

March 31, 2006	$204,716,451	$—	$204,716,451
March 31, 2005	$208,905,664	$—	$208,905,664
      A reconciliation of total segment loss from operations to loss before income taxes follows:

	For the Year Ended March 31,

	2006	2005	2004

Total segment loss from operations	$(9,145,331)	$(13,906,744)	$(20,576,407)
Change in fair value of derivatives	(4,761,000)	15,283,500	—
Debt restructuring	—	3,420,956	8,475,000
Interest income	1,742,610	666,286	131,548
Interest expense	(25,048,519)	(15,493,610)	(14,624,922)
Gain on real estate held for sale	499,388	—	—
Other income (expense)	(436,321)	170,260	4,104,204

Loss before income taxes	$(37,149,174)	$(9,859,352)	$(22,490,577)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s geographic statements of operations disclosures are as follows (in thousands):

	March 31,

	2006	2005	2004

Total revenues:
United States	$54,837	$47,589	$18,054
International	7,692	559	160

	$62,529	$48,148	$18,214

Cost of sales:
United States	$32,893	$35,970	$17,195
International	5,931	928	136

	$38,824	$36,898	$17,331

Loss from operations:
United States	$(6,353)	$(12,323)	$(19,754)
International	(2,792)	(1,584)	(822)

	$(9,145)	$(13,907)	$(20,576)

      The Company’s long-lived assets are located in the following geographic areas (in thousands):

	March 31,

	2006	2005

United States	$145,978	$130,102
International	4,366	3,304

	$150,344	$133,406

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Supplemental Cash Flow Information

	For the Year Ended March 31,

	2006	2005	2004

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,489,566	$6,399,840	$7,349,467

Non-cash operating, investing and financing activities:
Warrants issued	45,226	1,380,000	644,597

Conversion of notes payable to convertible debt	—	—	5,450,000

Beneficial conversion feature on issuance of convertible debentures and preferred stock	—	—	10,472,021

Assets acquired under capital leases	889,012	—	196,211

Warrants exercised and converted to equity	—	261,640	3,971

Conversion of accounts payable to equity	—	—	229,588

Conversion of debt and related accrued interest to equity	—	262,500	9,420,004

Conversion of construction payables and accrued interest to equity	—	—	14,400,977

Conversion of convertible debt and related accrued interest to equity	—	27,773,524	258,306

Settlement of note receivable through extinguishment of convertible debt	—	418,200	—
Net assets acquired in exchange for common stock	10,755,200	—	—

Cancellation and expiration of stock options and warrants	1,308,456	146,145	26,575

Settlement of notes receivable — related party by tendering Terremark Stock	—	4,951,904	—

Non-cash preferred dividend	173,355	481,947	(1,158,244)

Conversion of preferred stock to equity	804,000	1,925,000	—

18.	Subsequent Event
      On June 1, 2006, the Company received notice from the holder of all 294 shares of the series H convertible preferred stock notifying that the holder had exercised its right to require the Company to redeem all of these shares. The Company second expects to redeem these shares sometime in the quarter of fiscal year 2007.