Form 10-Q
period 2006-06-30
TERREMARK WORLDWIDE INC
filed 2006-08-08
CIK 912890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006

Common stock, $0.001 par value per share	43,713,559 shares

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2006	2006

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,346,699	$20,401,934
Restricted cash	979,045	474,073
Accounts receivable, net of allowance for doubtful accounts of $400,000 and $200,000	18,161,896	10,951,827
Current portion of capital lease receivable	2,514,549	2,507,029
Prepaid expenses and other current assets	2,512,820	2,558,942

Total current assets	$32,515,009	$36,893,805
Restricted cash	3,428,898	3,814,842
Property and equipment, net of accumulated depreciation of $28,835,809 and $26,331,368	130,457,033	129,893,318
Debt issuance costs, net of accumulated amortization of $3,277,734 and $2,810,403	6,485,740	6,963,232
Other assets	3,020,737	2,695,616
Capital lease receivable, net of current portion	3,382,191	4,004,449
Intangibles, net of accumulated amortization of $715,000 and $520,000	3,485,000	3,680,000
Goodwill	16,771,189	16,771,189

Total assets	$199,545,797	$204,716,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$1,870,566	$1,890,108
Accounts payable and other current liabilities	20,626,763	20,822,624
Interest payable	1,918,759	3,833,288
Series H redeemable convertible preferred stock: $.001 par value, 294 shares issued and outstanding, at liquidation value	654,190	646,693

Total current liabilities	25,070,278	27,192,713
Mortgage payable, less current portion	45,736,149	45,795,552
Convertible debt	60,532,366	59,102,452
Derivatives embedded within convertible debt, at estimated fair value	9,444,375	24,960,750
Notes payable, less current portion	26,214,051	25,614,140
Deferred rent and other liabilities	3,266,194	3,267,481
Capital lease obligations, less current portion	750,173	852,311
Deferred revenue	4,907,746	4,094,735

Total liabilities	175,921,332	190,880,134

Commitments and contingencies	—	—

Stockholders’ equity:
Series I convertible preferred stock: $.001 par value, 323 and 339 shares issued and outstanding (liquidation value of approximately $8.2 million and $8.6 million)	1	1
Common stock: $.001 par value, 100,000,000 shares authorized; 44,578,458 and 44,490,352 shares issued	44,578	44,490
Common stock warrants	12,946,698	13,251,660
Common stock options	582,004	582,004
Additional paid-in capital	292,034,924	291,607,528
Accumulated deficit	(274,294,364)	(283,823,243)
Accumulated other comprehensive loss	(169,691)	(317,756)
Treasury stock: 865,202 shares	(7,220,637)	(7,220,637)
Notes receivable	(299,048)	(287,730)

Total stockholders’ equity	23,624,465	13,836,317

Total liabilities and stockholders’ equity	$199,545,797	$204,716,451

See accompanying notes to condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	June 30,

	2006	2005

Revenues
Data center — services	$21,403,381	$10,671,120

Operating revenues	21,403,381	10,671,120

Expenses
Data center operations — services, excluding depreciation	11,612,206	7,011,649
General and administrative	4,020,851	4,180,644
Sales and marketing	2,744,062	1,759,074
Depreciation and amortization	2,699,915	1,864,461

Operating expenses	21,077,034	14,815,828

Income (loss) from operations	326,347	(4,144,708)

Other income (expenses)
Change in fair value of derivatives embedded within convertible debt	15,516,375	(464,025)
Interest expense	(6,617,585)	(5,996,853)
Interest income	303,081	460,173
Other, net	661	14,141

Total other income (expenses)	9,202,532	(5,986,564)

Income (loss) before income taxes	9,528,879	(10,131,272)
Income taxes	—	—

Net income (loss)	9,528,879	(10,131,272)
Preferred dividend	(164,100)	(187,789)
Earnings attributable to participating security holders	(1,458,477)	—

Net income (loss) attributable to common stockholders	$7,906,302	$(10,319,061)

Net income (loss) per common share:
Basic	$0.18	$(0.25)

Diluted	$(0.05)	$(0.25)

Weighted average common shares outstanding — basic	43,677,412	41,842,567

Weighted average common shares outstanding — diluted	52,124,974	41,842,567

See accompanying notes to condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

		Common Stock
		Par Value $.001						Accumulated
						Additional		Other
	Preferred	Issued		Common Stock	Common Stock	Paid-in	Accumulated	Comprehensive	Treasury	Notes
	Stock Series I	Shares	Amount	Warrants	Options	Capital	Deficit	Loss	Stock	Receivable	Total

Balance at March 31, 2006	$1	44,490,352	$44,490	$13,251,660	$582,004	$291,607,528	$(283,823,243)	$(317,756)	$(7,220,637)	$(287,730)	$13,836,317
Conversion of preferred stock	—	53,334	53	—	—	(53)	—	—	—	—	—
Exercise of stock options	—	34,772	35	—	—	193,599	—	—	—	—	193,634
Warrants issued for services	—	—	—	92,988	—	—	—	—	—	—	92,988
Accrued dividends on preferred stock	—	—	—	—	—	(164,100)	—	—	—	—	(164,100)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(11,318)	(11,318)
Expiration of warrants		—	—	(397,950)	—	397,950	—	—	—	—	—
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	—	—	—	148,065	—	—	148,065
Net income	—	—	—	—	—	—	9,528,879	—	—	—	9,528,879

Total comprehensive income	—	—	—	—	—	—	9,528,879	148,065	—	—	9,676,944

Balance at June 30, 2006	$1	44,578,458	$44,578	$12,946,698	$582,004	$292,034,924	$(274,294,364)	$(169,691)	$(7,220,637)	$(299,048)	$23,624,465

See accompanying notes to condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended June 30,

	2006	2005

	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$9,528,879	$(10,131,272)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization of long-lived assets	2,699,915	1,864,461
Change in estimated fair value of embedded derivatives	(15,516,375)	464,025
Accretion on convertible debt and mortgage payables	1,558,358	1,266,216
Amortization of discount on notes payable	320,577	259,737
Interest payment in kind on notes payable	279,334	271,875
Amortization of debt issue costs	477,492	460,528
Provision for bad debt	200,000	111,465
Other	(8,279)	(72,432)
Warrants issued for services	—	25,056
Loss on disposal of property and equipment	—	174,747
(Increase) decrease in:
Restricted cash	(119,028)	(329,114)
Accounts receivable	(7,410,069)	(1,665,010)
Capital lease receivable	456,935	371,596
Prepaid and other assets	41,726	(867,808)
Increase (decrease) in:
Accounts payable and accrued expenses	2,198,087	(533,440)
Interest payable	(1,914,529)	(1,915,678)
Deferred revenue	(813,009)	567,115
Deferred rent and other liabilities	96,484	(265,817)

Net cash used in operating activities	(6,297,484)	(9,943,750)

Cash flows from investing activities:
Purchases of property and equipment	(5,455,883)	(1,872,671)

Net cash used in investing activities	(5,455,883)	(1,872,671)

Cash flows from financing activities:
Payments on loans and mortgage payable	(174,120)	(205,612)
Payments under capital lease obligations	(151,682)	(83,035)
Payments of preferred stock dividends	(169,700)	—
Proceeds from exercise of stock options and warrants	193,634	176,067

Net cash used in financing activities	(301,868)	(112,580)

Net decrease in cash	(12,055,235)	(11,929,001)
Cash and cash equivalents at beginning of period	20,401,934	44,001,144

Cash and cash equivalents at end of period	$8,346,699	$32,072,143

See accompanying notes to condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization
      Terremark Worldwide, Inc. (the “Company” or “Terremark”) is a leading operator of integrated Tier-1 Internet exchanges and a global provider of managed IT infrastructure solutions for government and commercial sectors. Terremark delivers its portfolio of services from seven locations in the U.S., Europe and Asia. Terremark’s flagship facility, the NAP of the Americas, located in Miami, Florida, is its model for carrier-neutral Internet exchanges and is designed and built to disaster-resistant standards with maximum security to house mission-critical systems infrastructure.

2.	Summary of Significant Accounting Policies
      The accompanying unaudited condensed consolidated financial statements include the accounts of Terremark Worldwide, Inc. and all entities in which Terremark Worldwide, Inc. has a controlling voting interest (“subsidiaries”) required to be consolidated in accordance with generally accepted accounting principles in the United States “U.S. GAAP”. All significant intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

Reclassifications
      Certain reclassifications have been made to the prior period’s balance sheet to conform to the current presentation.

Use of estimates
      The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from the amounts estimated include revenue recognition and allowance for bad debts, derivatives, income taxes, impairment of long-lived assets, stock-based compensation and goodwill.

Revenue and profit recognition
      Data center revenues consist of monthly recurring fees for colocation, exchange point, and managed and professional services fees. It also includes monthly rental income for unconditioned space in the NAP of the Americas. Revenues from colocation and exchange point services, as well as rental income for unconditioned space, are recognized ratably over the term of the contract. Installation fees and related direct costs are deferred and recognized ratably over the expected life of the customer installation. Effective April 1, 2005, the Company revised the estimated life of customer installations from 12 to 48 months. The Company has determined that this change in accounting estimate does not and will not have a material impact on net earnings in current and future periods. Managed and professional services fees are recognized in the period in which the services are provided. Revenue from contract settlements is generally recognized when collectibility is reasonably assured and no remaining performance obligation exists.
      In accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, when more than one element such as equipment, installation and colocation services are contained in a single arrangement, the Company allocates revenue between the elements based on acceptable fair value allocation methodologies, provided that each element meets the criteria for

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered items. The fair value of the undelivered elements is determined by the price charged when the element is sold separately, or in cases when the item is not sold separately, by the using other acceptable objective evidence.
      Revenue is recognized, including applicable sales tax, when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. The Company assesses collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from its customers. If the Company determines that collectibility is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.
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

Derivatives
      The Company has, in the past, used financial instruments, including swaps and cap agreements, to manage exposure to movements in interest rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk or cost to the Company.
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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant concentrations
      Agencies of the federal government accounted for approximately 23% of data center revenues for the three months ended June 30, 2006. The agencies of the federal government and Blackbird Technologies accounted for approximately 26% and 13%, respectively, of data center revenues for the three months ended June 30, 2005.
     Stock-Based Compensation
      On August 9, 2005, the Company’s Board of Directors adopted the 2005 Executive Incentive Compensation Plan, which was approved by the Company’s shareholders on September 23, 2005. This comprehensive plan superseded and replaced all of the Company’s pre-existing stock option plans. Under the 2005 Executive Incentive Compensation Plan, the Compensation Committee has the authority to grant stock-based incentive awards to executives, key employees, directors, and consultants, including stock options, stock appreciation rights, or SARs, nonvested stock (commonly referred to as restricted stock), deferred stock, other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property (collectively, the “Awards”). Under the 2005 Executive Incentive Compensation Plan, the Company has reserved for issuance an aggregate of 1,000,000 shares of common stock. Awards granted vest over three years with one third vesting per year from the date of grant and generally expire ten years from the date of grant. The Company has granted all current outstanding shares under various pre-existing stock option plans. These plans permit the grant of options for up to 8.7 million shares of common stock.
      The Company adopted the provisions of, and accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment,” and related pronouncements (“SFAS 123(R)”), during the first quarter ended June 30, 2006. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of the award using an option-pricing model and is recognized as expense over the requisite service period, which is generally the vesting period. The Company has two types of equity awards which have been impacted by SFAS 123(R): (i) stock options and (ii) nonvested stock. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
      The Company currently uses the Black-Scholes option-pricing model to determine the fair value of stock options granted under the company’s stock option plans. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards; actual and projected employee stock option exercise behaviors, which is referred to as expected term; risk-free interest rate and expected dividends. The Company anticipates using this pricing model for all future grants.
      Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense for employee stock options had generally been recognized in the Company’s consolidated statements of operations because the exercise price of its stock options granted to employees and directors since the date of our initial public offering generally equaled the fair market value of the underlying stock at the date of grant.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in SAB 107. The Company estimates the volatility of its common stock by using its historical volatility that the Company believes is the best representative of its future volatility in accordance with SAB 107. The Company bases the risk-free interest rate that it uses in its option-pricing models on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on its equity awards. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in its option-pricing models.
      If factors change and the Company employs different assumptions for estimating stock-based compensation expense in future periods or if it decides to use a different valuation model in the future, the future periods may differ significantly from what the Company has recorded in the current period and could materially affect its operating results, net income or loss and net income or loss per share.
      In 2005, the Company used the Black-Scholes option-pricing model to determine the fair value of stock options. The assumptions used to value stock options were as follows:

Three Months
Ended June 30,

2005

Risk-free rate	3.69% - 4.13%
Volatility	113% - 118%
Expected life	5 years
Expected dividends	0%
      Prior to the adoption of SFAS No. 123(R), the Compensation Committee of the Company’s Board of Directors approved the vesting, effective as of March 31, 2006, of all unvested stock options previously granted under the Company’s stock option and executive compensation plans. The options affected by this accelerated vesting had exercise prices ranging from $2.79 to $16.50. As a result of the accelerated vesting, options to purchase approximately 464,000 shares became immediately exercisable. All other terms of these options remain unchanged. The decision of the Compensation Committee to accelerate the vesting of all outstanding options was made primarily to reduce compensation expense that otherwise would be recorded starting with the three months ending June 30, 2006. The future compensation expense that will be avoided is approximately $1,500,000, $900,000, and $170,000 in the fiscal years ended March 31, 2007, 2008, and 2009, respectively. The Company did not grant options during the three months ended June 30, 2006.
      A summary of the status of the Company’s stock options, as of March 31, 2006, and June 30, 2006, and changes during the three months ended June 30, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at March 31, 2006	2,261,885	$11.24
Granted	—	—
Exercised	(29,455)	5.73
Forfeited	(32,277)	9.41

Outstanding at June 30, 2006	2,200,153	$11.36	6.34	$(17,067,010)

Exercisable at June 30, 2006	2,200,153	$11.36	6.34	$(17,067,010)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Total intrinsic value of stock options exercised during the quarter ended June 30, 2006 was approximately $58,000. The following table summarizes information about stock options outstanding and exercisable at June 30, 2006:

			Weighted
			Average	Weighted		Weighted
			Remaining	Average		Average
	Vested	Unvested	Contractual Life	Exercise Price	Number	Exercise Price
Range of Exercise Prices	Options	Options	(Years)	(Outstanding)	Exercisable	(Exercisable)

$2.50 — 5.00	333,500	—	7.87	$3.94	333,500	$3.94
$5.01 — 10.00	1,326,654	—	7.21	6.31	1,326,654	6.31
$10.01 — 11.50	15,450	—	1.80	10.77	15,450	10.77
$11.51 — 20.00	96,667	—	4.24	15.61	96,667	15.61
$20.01 — 30.00	114,520	—	0.61	29.32	114,520	29.32
$30.01 — 50.00	313,362	—	3.96	32.78	313,362	32.78

	2,200,153	—	6.34	$11.36	2,200,153	$11.36

      Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation  — Transition and Disclosures.” For the three months ended June 30, 2005, all employee stock option awards were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Pro forma information for the three months ended June 30, 2005 is as follows:

Net loss attributable to common stockholders as reported	$(10,319,061)
Incremental stock-based compensation if the fair value method had been adopted	(193,924)

Pro forma net loss attributable to common stockholders	$(10,512,985)

Basic loss per common share — as reported	$(0.25)

Basic loss per common share — pro forma	$(0.25)

Diluted loss per common share — as reported	$(0.25)

Diluted loss per common share — pro forma	$(0.25)

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
      The following table presents the reconciliation of net income (loss) attributable to common stockholders to the numerator used for diluted loss per share:

	For the three months ended
	June 30,

	2006	2005

Net income (loss) attributable to common stockholders	$7,906,302	$(10,319,061)
Adjustments:
Earnings attributable to participating security holders	1,458,477	—
Interest expense, including amortization of discount and debt issue costs	3,672,978	—
Change in fair value of derivatives embedded within convertible debt	(15,516,375)	—

Numerator for diluted loss per share:	$(2,478,618)	$(10,319,061)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the reconciliation of weighted average shares outstanding to basic and diluted weighted average common shares outstanding.

	For the Three Months Ended
	June 30,

	2006	2005

Basic:
Weighted average common shares outstanding	43,677,412	41,842,567

Weighted average common shares outstanding — basic	43,677,412	41,842,567

Diluted:
Weighted average common shares outstanding	43,677,412	41,842,567
Senior Convertible Notes	6,900,000	—
Early conversion incentive	1,547,562	—

Weighted average common shares outstanding — diluted	52,124,974	41,842,567

      Unless otherwise included above, the following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (unaudited):

	June 30,

	2006	2005

Series I convertible preferred stock	1,127,780	1,230,000
Series H redeemable convertible preferred stock	29,400	29,400
Common stock warrants	2,637,136	2,719,636
Common stock options	2,200,153	2,085,289
Senior Convertible Notes	—	6,900,000

Other comprehensive income
      Other comprehensive loss presents income of all changes in stockholder’s equity except for changes resulting from transactions with stockholders in their capacity as stockholders. Other comprehensive loss consists of net income (loss) and foreign currency translation adjustments, which is presented in the accompanying consolidated statement of stockholders’ equity.
      The Company’s foreign operations generally use the local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. If exchangeability between the functional currency and the U.S. dollar is temporarily lacking at the balance sheet date, the first subsequent rate at which exchanges can be made is used to translate assets and liabilities.

Recent accounting standards
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
      In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6 (“FSP FIN 46(R)-6”), which addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46 “Consolidation of Variable Interest Rate Entities”, as amended (“FIN No. 46(R)”). The variability that is considered in applying FIN 46(R) affects the determination of (a) whether the entity is a variable interest entity, (b) which interests are variable interests in the entity and (c) which party, if any, is the primary beneficiary of the variable interest entity. That variability will affect any calculation of expected losses and expected residual returns if such a calculation is necessary. FSP FIN 46(R)-6 is effective beginning the first day of the first reporting period beginning after June 15, 2006. The Company is currently in the process of evaluating the impact that the adoption of FSP FIN 46(R)-6 will have, if any, on its financial position, results of operations and cash flows.
      In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires the Company to recognize the impact of a tax position if that position is more likely than not to be sustained based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact that the adoption of FIN 48 will have, if any, on its financial position, results of operations and cash flows.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Mortgage Payable
      In connection with the purchase of TECOTA, the Company obtained a $49.0 million loan from CitiGroup Global Markets Realty Corp., $4.0 million of which is restricted and can only be used to fund customer related capital improvements made to the NAP of the Americas in Miami. This loan is collateralized by a first mortgage on the NAP of the Americas building and a security interest in all the existing building improvements that the Company has made to the building, certain of the Company’s deposit accounts and any cash flows generated from customers by virtue of their activity at the NAP of the Americas building. The loan bears interest at a rate per annum equal to the greater of 6.75% or LIBOR (5.37% at June 30, 2006) plus 4.75%, and matures in February 2009. This mortgage loan includes numerous covenants imposing significant financial and operating restrictions on the Company’s business. See Note 7.
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

4.	Restricted Cash
      Restricted cash consists of:

	June 30,	March 31,

	2006	2006

Capital improvements reserve	$1,795,357	$2,217,044
Security deposits under operating leases	1,633,541	1,597,798
Escrow deposits under mortgage loan agreement	979,045	474,073

	4,407,943	4,288,915
Less: current portion	(979,045)	(474,073)

	$3,428,898	$3,814,842

6.	Convertible Debt
      On June 14, 2004, the Company privately placed $86.25 million in aggregate principal amount of the Senior Convertible Notes to qualified institutional buyers. The Senior Convertible Notes bear interest at a rate of 9% per annum, payable semiannually, on each December 15 and June 15, and are convertible at the option of the holders, into shares of the Company’s common stock at a conversion price of $12.50 per share. The Company used the net proceeds from this offering to pay notes payable amounting to approximately $36.5 million and convertible debt amounting to approximately $9.8 million. In conjunction with the offering, the Company incurred $6,635,912 in debt issuance costs, including $1,380,000 in estimated fair value of warrants issued to the placement agent to purchase 181,579 shares of the Company’s common stock at $9.50 per share. The effective interest rate of this debt is 23.4%.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Senior Convertible Notes rank pari passu with all existing and future unsecured and unsubordinated indebtedness, senior in right of payment to all existing and future subordinated indebtedness, and rank junior to any future secured indebtedness. If there is a change in control of the Company, the holders have the right to require the Company to repurchase their notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest (the “Repurchase Price”). If a change in control occurs and at least 50% of the consideration for the Company’s common stock consists of cash, the holders of the Senior Convertible Notes may elect to receive the greater of the Repurchase Price or the Total Redemption Amount. The Total Redemption Amount will be equal to the product of (x) the average closing prices of the Company’s common stock for the five trading days prior to announcement of the change in control and (y) the quotient of $1,000 divided by the applicable conversion price of the Senior Convertible Notes, plus a make whole premium of $90 per $1,000 of principal if the change in control takes place before June 15, 2008 reducing to $45 per $1,000 of principal if the change in control takes place between June 16, 2008 and December 15, 2008. If the Company issues a cash dividend on its common stock, it will pay contingent interest to the holders of the Senior Convertible Notes equal to the product of the per share cash dividend and the number of shares of common stock issuable upon conversion of each holder’s note.
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
      The conversion option, including the early conversion incentive, the equity participation feature and the takeover make whole premium due upon a change of control embedded in the Senior Convertible Notes were determined to be derivative instruments to be considered separately from the debt and accounted for separately. As a result of the bifurcation of the embedded derivatives, the carrying value of the Senior Convertible Notes at issuance was approximately $50.8 million. The Company is accreting the difference between the face value of the Senior Convertible Notes ($86.25 million) and the carrying value to interest expense under the effective interest method on a monthly basis over the life of the Senior Convertible Notes.

6.	Derivatives
      The Senior Convertible Notes contain three embedded derivatives that require separate valuation from the Senior Convertible Notes: a conversion option that includes an early conversion incentive, an equity participation feature and a takeover make whole premium due upon a change in control. The Company has estimated to date that the embedded derivatives related to the equity participation rights and the takeover make whole premium do not have significant value.
      The Company estimated that the embedded derivatives had a March 31, 2006 estimated fair value of $24,960,750 and a June 30, 2006 estimated fair value of $9,444,375 resulting from the conversion option.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The change of $15,516,375 in the estimated fair value of the embedded derivatives was recognized as other income in the three months ended June 30, 2006.

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

8.	Series H Redeemable Convertible Preferred Stock
      On April 5, 2006, the Company received a notice from the holder of all 294 shares of the Company’s Series H Convertible Preferred Stock notifying the Company that the holder had exercised its right to require the Company to redeem all of such shares. The Company expects to redeem such shares sometime in the second quarter of the Company’s 2007 fiscal year. Accordingly, the Series H convertible preferred stock is presented as a current liability in the accompanying condensed consolidated balance sheet.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Changes in Stockholder’s Equity

Exercise of employee stock options
      During the three months ended June 30, 2006, the Company issued 34,772 shares of its common stock in conjunction with the exercise of options. The exercise price of the options ranged from $3.30 to $6.80.

Issuance of warrants
      In April 2006, the Company issued 12,500 warrants with an estimated fair value of $92,988 in connection with consulting services.

Conversion of preferred stock
      During the three months ended June 30, 2006, 16 shares of the Series I preferred stock were converted to 53,334 shares of common stock.

Loans issued to employees
      In connection with the acquisition of Dedigate, the Company extended loans to certain Dedigate employees to exercise their Dedigate stock options. The Dedigate shares received upon exercise of those options were then exchanged for shares of the Company’s common stock under the terms of the acquisition. The loans are evidenced by full recourse promissory notes, bear interest at 2.50% per annum, mature in September 2006 and are collateralized by the shares of stock acquired with the loan proceeds. The outstanding principal balance on such loans, net of repayments, is reflected as a reduction to stockholders’ equity in the accompanying balance sheet at June 30, 2006.

10.	Related Party Transactions
      Due to the nature of the following relationships, the terms of the respective agreements may not be the same as those that would result from transactions among wholly unrelated parties.
      Following is a summary of transactions for the three months ended June 30, 2006 and 2005 and balances with related parties included in the accompanying balance sheet as of June 30, 2006 and March 31, 2006:

	For the Three Months Ended
	June 30,

	2006	2005

Services purchased from Fusion Telecommunications International, Inc.	455,199	285,657
Interest income from shareholder	7,719	7,032
Services provided to a related party	31,845	8,950
Consulting fees to directors	190,000	102,500

	June 30,	March 31,

	2006	2006

Other assets	$458,278	$452,444
Note receivable — related party	305,608	287,730
Accrued consulting fees	211,800	—
      The Company’s Chief Executive Officer has a minority interest in Fusion Telecommunications International, Inc. The Company has entered into consulting agreements with three members of its board

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of directors, engaging them as independent consultants. One agreement provided for an annual compensation of $250,000 and expired in May 2005. The other two agreements provide for an annual compensation aggregating $160,000. In the three months ended June 30, 2006, a member of the Company’s board of directors provided consulting services in connection with NAP development activities.

11.	Data Center Revenues
      Data center revenues consist of the following:

	For the Three Months Ended
	June 30,

	2006	2005

Colocation	$9,186,763	$6,047,603
Managed and professional services	10,303,873	3,307,424
Exchange point services	1,912,745	1,316,093

	$21,403,381	$10,671,120

12.	Information About the Company’s Operating Segments
      As of March 31, 2006 and June 30, 2006, the Company had two reportable business segments, data center operations and real estate services. The data center operations segment provides Tier 1 NAP, Internet infrastructure and managed services in a data center environment. This segment also provides NAP development and technology infrastructure build out services. All other real estate activities are included in real estate services. The real estate segment provided construction and property management services. The Company’s reportable segments are strategic business operations that offer different products and services.
      The accounting policies of the segments are the same as those described in significant accounting policies. Revenues generated among segments are recorded at rates similar to those recorded in third-party transactions. Transfers of assets and liabilities between segments are recorded at cost. The Company evaluates performance based on the segments’ net operating results.
      The following presents information about reportable segments:

	Data Center	Real Estate
For the Three Months Ended June 30,	Operations	Services	Total

2006
Revenues	$21,403,381	$—	$21,403,381
Income from Operations	326,347	—	326,347
Net income	9,528,879	—	9,528,879
2005
Revenues	$10,671,120	$—	$10,671,120
Loss from Operations	(4,153,604)	8,896	(4,144,708)
Net loss	(10,140,168)	8,896	(10,131,272)
Assets as of
June 30, 2006	$199,545,797	$—	$199,545,797
March 31, 2006	204,716,451	—	204,716,451

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a reconciliation of total segment income (loss) from operations to loss before income taxes:

	For the Three Months Ended
	June 30,

	2006	2005

Total segment income (loss) from operations	$326,347	$(4,144,708)
Change in fair value of derivatives embedded within convertible debt	15,516,375	(464,025)
Interest expense	(6,617,585)	(5,996,853)
Interest income	303,081	460,173
Other, net	661	14,141

Income (loss) before income taxes	$9,528,879	$(10,131,272)

13.	Supplemental Cash Flow Information

	For the Three Months Ended
	June 30,

	2006	2005

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,896,353	$5,625,154
Non-cash operating, investing and financing activities:
Assets acquired under capital leases	68,287	—
Non-cash preferred dividends	164,100	187,789
Warrants issued for services	92,988	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
      We operate Internet exchange points from which we provide colocation, interconnection and managed services to the government and commercial sectors. We deliver our portfolio of services from seven locations in the U.S., Europe and Asia. Our flagship facility, the NAP of the Americas, located in Miami, Florida, is the model for our carrier-neutral Internet exchanges and is designed and built to disaster-resistant standards with maximum security to house mission-critical infrastructure. Our secure presence in Miami, a key gateway to North American, Latin American and European telecommunications networks, has enabled us to establish customer relationships with U.S. federal government agencies, including the Department of State and the Department of Defense. We have been awarded sole-source contracts for which only one source of the required services is believed to be available, with the U.S. federal government, which we believe will allow us to both further penetrate the government sector and continue to attract federal information technology providers. As a result of our primarily fixed cost operating model, we believe that incremental customers and revenues will result in improved operating margins and increased profitability.
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

      The immediate proximity of our facilities to major fiber routes with access to North America, Latin America and Europe has attracted numerous telecommunications carriers, such as AT&T, Global Crossing, Latin America Nautilus (a business unit of Telecom Italia), Progress Telecom, Sprint Communications and T-Systems (a business unit of Deutsche Telecom), to colocate their equipment with us in order to better service their customers. This network density, which allows our customers to reduce their connectivity costs, combined with the security of our facilities, has attracted government sector customers, including Blackbird Technologies, the City of Coral Gables, Florida, Miami-Dade County, Florida, SRA International and the United States Southern Command. Additionally, we have had success in attracting content providers and enterprises such as Citrix, Google, Internap, Miniclip, NTT/ Verio, VeriSign, Bacardi USA, Corporación Andina de Fomento, Florida International University, Intrado, Jackson Memorial Hospital of Miami and Steiner Leisure.
Results of Operations
      Results of Operations for the Three Months Ended June 30, 2006 as Compared to the Three Months Ended June 30, 2005.
      Revenue. The following charts provide certain information with respect to our revenues:

	For the Three
	Months Ended
	June 30,

	2006	2005

U.S. Operations	85%	98%
Outside U.S	15%	2%

	100%	100%

      Data center revenues consist of:

	For the Three Months Ended June 30,

	2006		2005

Colocation	$9,186,763	43%	$6,047,603	57%
Managed and professional services	10,303,873	48%	3,307,424	31%
Exchange point services	1,912,745	9%	1,316,093	12%

	$21,403,381	100%	$10,671,120	100%

      The increase in data center revenues is mainly due to both an increase in our deployed customer base and an expansion of services to existing customers. Our total customer base increased from 280 customers as of June 30, 2005 to 533 customers as of June 30, 2006. Included in revenues and customer count are the results of Dedigate, N.V., a European managed dedicated hosting provider, which we acquired on August 5, 2005. Data center revenues consist of:

•	colocation services, such as licensing of space and provisioning of power;

•	exchange point services, such as peering and cross connects; and

•	managed and professional services, such as network management, managed web hosting, outsourced network operating center services, network monitoring, procurement and installation of equipment, procurement of connectivity, managed router services, secure information services, technical support and consulting.
      Our utilization of total net colocation space increased to 12.9% as of June 30, 2006 from 9.1% as of June 30, 2005. Our utilization of total net colocation space represents the percentage of space billed versus total space available for customers.
      The increase in managed and professional services is mainly due to increases of approximately $2.5 million in managed services generated by Dedigate and $1.6 million in additional managed services provided under government contracts. We also earned $2.1 million in the three months ended June 30, 2006 for professional services related to the design and development of NAPs in the Canary Islands and the Dominican Republic. The remainder of the increase is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer count and utilization of space as discussed above.
      The increase in exchange point services is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased to 4,245 as of June 30, 2006 from 2,836 as of June 30, 2005.
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
      Data Center Operations Expenses. Data center expenses increased $4.6 million to $11.6 million for the three months ended June 30, 2006 from $7.0 million for the three months ended June 30, 2005. Data center operations expenses consist mainly of operations personnel, procurement of connectivity and equipment, technical and colocation space rental costs, electricity, chilled water, insurance, property taxes, and security services. The increase is the result of increases of $1.2 million in managed services costs, $1.1 million in personnel costs, $616,000 in electricity and chilled water costs, and $509,000 in technical and colocation space rental costs.
      The increase in connectivity costs is mainly due to an increase in revenues from managed services and new bandwidth costs for interconnecting our Internet exchange point facilities. The increase in managed service costs includes a $263,000 increase in the procurement of connectivity and a $518,000 increase in the cost of equipment resales. The remainder of the increase is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer count and utilization of space as discussed above. The increase in personnel costs is mainly due to an increase in operations and engineering staff levels. Our staff levels increased to 188 employees as of June 30, 2006 from 133 as of June 30, 2005. The increase in the number of employees is mainly attributable to the hiring of personnel to work under existing and anticipated customer contracts, the expansion of operations in the Madrid NAP, the Brazil NAP and NAP-West, and the acquisition of Dedigate. The increase in power and chilled water costs is mainly due an increase in power utilization and chilled water consumption as a result of customer and colocation space growth, as well as an increase in the cost of power.
      The increase in technical and colocation space costs is the result of new leases in Hong Kong, Singapore, and Netherlands. We also have new leases in Gent and Amsterdam as a result of the acquisition of Dedigate.
      General and Administrative Expenses. General and administrative expenses decreased approximately $160,000 to $4.0 million for the three months ended June 30, 2006 from $4.2 million for the three months ended June 30, 2005. General and administrative expenses consist primarily of payroll and related expenses, professional service fees, travel, rent, and other general corporate expenses. This decrease was primarily due to a decrease of approximately $245,000 in office rent costs and $115,000 in professional fees. The decrease in office rent is mainly due to the lease termination of certain additional office space in Miami. The decrease in professional services is mainly due to a decrease in audit and consulting fees related to our Sarbanes-Oxley compliance work. We expect our accounting and consulting fees, and general and administrative expenses, to remain stable as we enter into the third year of our Sarbanes-Oxley compliance program.
      Sales and Marketing Expenses. Sales and marketing expenses increased $985,000 to $2.7 million for the three months ended June 30, 2006 from $1.8 million for the three months ended June 30, 2005. The most significant components of sales and marketing are payroll, sales commissions and promotional activities. Payroll and sales commissions increased by $760,000 mainly due an increase in staff levels, which is consistent with our increase in sales bookings. Our sales and marketing staff levels increased to 50 employees as of June 30, 2006 from 30 as of June 30, 2005. We anticipate that our sales and marketing expenses will range between $2.0 million and $3.0 million, on a quarterly basis, depending on the variable nature of sales commissions and the timing of our marketing expenses.
      Depreciation and Amortization Expenses. Depreciation and amortization expense increased $835,000 to $2.7 million for the three months ended June 30, 2006 from $1.9 million for the three months ended June 30, 2005. The increase is the result of an increase in capital expenditures necessary to support our business growth.
      Change in Fair Value of Derivatives Embedded within Convertible Debt. Our 9% senior convertible notes due June 15, 2009 contain embedded derivatives that require separate valuation from the senior convertible notes. We recognize these embedded derivatives as a liability in our balance sheet, measure them at their estimated fair value and recognize changes in the estimated fair value of the derivative instruments in earnings. We estimated that the embedded derivatives had a March 31, 2006 estimated fair value of $25.0 million and a June 30, 2006 estimated fair value of $9.4 million. The embedded derivatives derive their value primarily based on changes in the price and volatility of our common stock. The estimated fair value of the embedded derivatives increases as the price of our common stock increases and decreases as the price of our common stock decreases. The closing price of our common stock decreased to $3.60 on June 30, 2006 from $8.50 as of March 31, 2006. As a result, during the three months ended June 30, 2006, we recognized a gain of $15.5 million from the change in estimated fair value of the embedded derivatives. For the three months ended June 30, 2005, we recognized a loss of $464,000 due to the change in value of our embedded derivatives.
      Over the life of the senior convertible notes, given the historical volatility of our common stock, changes in the estimated fair value of the embedded derivatives are expected to have a material effect on our results of operations. See “Quantitative and Qualitative Disclosures about Market Risk.” Furthermore, we have estimated the fair value of these embedded derivatives using a theoretical model based on the historical volatility of our common stock of (90% as of June 30, 2006) over the past twelve months. If a market develops for our senior convertible notes or we are able to find comparable market data, we may be able to use future market data to adjust our historical volatility by other factors such as trading volume. As a result, the estimated fair value of these embedded derivatives could be significantly different. Any such adjustment would be made prospectively.
      Interest Expense. Interest expense increased $600,000 to $6.6 million for the three months ended June 30, 2006 from $6.0 million for the three months ended June 30, 2005. This increase is due to the amortization discount on the Senior Convertible Notes. We record amortization using the effective interest method and accordingly the interest expense associated with these Senior Notes will increase as the carrying value increases.
      Interest Income. Interest income decreased $157,000 to $303,000 for the three months ended June 30, 2006 from approximately $460,000 for the three months ended June 30, 2005. This decrease was due to a decrease in cash balances.
      Net Income (Loss). Net income (loss) for our reportable segments was as follows:

	For the Three Months Ended
	June 30,

	2006	2005

Data center operations	$9,528,879	$(10,140,168)
Real estate services	—	8,896

	$9,528,879	$(10,131,272)

      Excluding the change in the estimated fair value of the embedded derivative, the net loss from data center operations decreased $3.6 million to $6.0 million for the three months ended June 30, 2006 when compared to $9.6 million of the three months ended June 30, 2005. The decrease in our net loss is primarily due to an increase in our revenues of approximately $10.7 million, offset by an increase in our operating expenses of approximately $6.3 million.
      The net loss from data center operations is primarily the result of insufficient revenues to cover our operating and interest expenses. We will generate net losses until we reach required levels of monthly revenues.
Liquidity and Capital Resources

Liquidity
      Although we have incurred losses from operations in each quarter and annual period since our merger with AmTec, Inc., we generated approximately $326,000 in income from operations for the three months ended June 30, 2006. Cash used in operations for the year ended March 31, 2006 and the three months ended June 30, 2006 was approximately $11.9 million and $6.3 million, respectively. As of June 30, 2006, our total liabilities were approximately $175.9 million.
      As of June 30, 2006, our principal source of liquidity was our $8.3 million in cash and cash equivalents and our $18.2 million in accounts receivable. Although cash decreased approximately $12.1 million from March 31, 2006 to June 30, 2006, our working capital only decreased approximately $2.3 million during the same period, mainly due to an increase in accounts receivable. This increase in accounts receivable is attributed to the timing of payments from a few customers, including the federal government. We also have $1.8 million in restricted cash to be used to fund customer related capital improvements made to the NAP of the Americas building in Miami. We anticipate that this cash, coupled with our anticipated cash flows generated from operations, including anticipated collections on our current receivable balances, will be sufficient to meet our capital expenditures, working capital, debt service and corporate overhead requirements in connection with our currently identified business objectives. Our projected revenues and cash flows depend on several factors, some of which are beyond our control, including the rate at which we provide services, the timing of exercise of expansion options by customers under existing contracts, the rate at which new services are sold to the government sector and the commercial sector, the ability to retain the customer base, the willingness and timing of potential customers in outsourcing the housing and management of their technology infrastructure to us, the reliability and cost-effectiveness of our services and our ability to market our services.

Indebtedness
      On December 31, 2004, we purchased the remaining 99.16% equity interests of TECOTA that were not owned by us and TECOTA became our wholly-owned subsidiary. TECOTA owns the building in which the NAP of the Americas is housed. We refer to this building as the NAP of the Americas building. In connection with this purchase, we paid approximately $40.0 million for the equity interests and repaid an approximately $35.0 million mortgage to which the NAP of the Americas building was subject. We financed the purchase and repayment of the mortgage from two sources. We obtained a $49.0 million first mortgage loan from Citigroup Global Markets Realty Corp., $4.0 million of the proceeds of which are restricted and can only be used to fund customer related improvements made to the NAP of the Americas in Miami. Simultaneously, we issued senior secured notes in an aggregate principal amount equal to $30.0 million and sold 306,044 shares of our common stock valued at $2.0 million to the Falcon Investors. The $49.0 million loan by Citigroup is collateralized by a first mortgage on the NAP of the Americas building and a security interest in all then existing building improvements that we have made to the building, certain of our deposit accounts and any cash flows generated from customers by virtue of their activity at the NAP of the Americas building. The mortgage loan matures in February 2009 and bears interest at a rate per annum equal to the greater of (a) 6.75% or (b) LIBOR plus 4.75% (5.37% as of June 30, 2006). In addition, if an event of default occurs under the mortgage loan agreement, we must pay interest at a default rate equal to 5% per annum in excess of the rate otherwise applicable under the mortgage loan agreement on any amount we owe to the lenders but have not paid when due until that amount is paid in full. The terms of the mortgage loan agreement require us to pay annual rent of $6.9 million to TECOTA. The senior secured notes are collateralized by substantially all of our assets other than the NAP of the Americas building, including the equity interests in our subsidiaries, bear cash interest at 9.875% per annum and “payment in kind” interest at 3.625% per annum, and mature in March 2009. In the event we achieve specified leverage ratios, the interest rate applicable to the senior secured notes will be reduced to 12.5% but will be payable in cash only. Overdue payments under the senior secured notes bear interest at a default rate equal to 2% per annum in excess of the rate of interest then borne by the senior secured notes. Our obligations under the senior secured notes are guaranteed by substantially all of our subsidiaries.
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
      In June 2004, we privately placed $86.25 million in aggregate principal amount of 9% senior convertible notes due June 15, 2009 to qualified institutional buyers. The notes bear interest at a rate of 9% per annum, payable semi-annually, on each December 15 and June 15 and are convertible at the option of the holders at $12.50 per share. We utilized net proceeds of $81.0 million to pay approximately $46.3 million of outstanding loans and convertible debt. The balance of the proceeds is being used for acquisitions and for general corporate purposes, including working capital and capital expenditures. The notes rank pari passu with all existing and future unsecured and unsubordinated indebtedness, senior in right of payment to all existing and future subordinated indebtedness, and rank junior to any future secured indebtedness.
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
Sources and Uses of Cash
      Cash used in operations for the three months ended June 30, 2006 and 2005 was approximately $6.3 million and $9.9 million, respectively. We used cash to primarily fund our operations, including cash interest payments on our debt.
      Cash used in investing activities for the three months ended June 30, 2006 was $5.5 million compared to cash used in investing activities of $1.9 million for the quarter ended June 30, 2005, an increase of $3.6 million. This decrease is primarily due to the payments made in connection with the purchase of property and equipment for the three months ended June 30, 2006.
      Cash used in financing activities for the three months ended June 30, 2006 was $302,000 compared to cash provided by financing activities of $113,000 for the quarter ended June 30, 2005, a decrease of $189,000.
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
      The following table represents the minimum future operating and capital lease payments (principal and interest) for these commitments, as well as the combined aggregate maturities and interest for the following obligations as of June 30, 2006:

	Capital Lease	Operating	Convertible	Mortgage
	Obligations	Leases	Debt	Payable	Notes Payable	Total

2007 (nine months)	$556,685	$3,628,696	$3,881,250	$3,164,884	$4,123,739	$15,355,204
2008	565,504	4,729,541	7,762,500	4,219,846	4,123,739	21,401,130
2009	229,733	3,750,627	7,762,500	49,414,809	34,669,953	95,827,622
2010	114,728	3,727,464	90,131,250	—	—	93,973,442
2011	110,082	3,800,232	—	—	—	3,910,314
Thereafter	15,101	33,309,488	—	—	—	33,324,589

	$1,591,833	$52,946,048	$109,537,500	$56,799,539	$42,917,431	$263,792,351

Recent Accounting Standards
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
      In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125” (“SFAS No. 155”). SFAS No. 155 improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for such instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (iv) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently in the process of evaluating the impact that the adoption of SFAS No. 155 will have on our financial position, results of operations and cash flows.
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
      In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires the Company to recognize the impact of a tax position if that position is more likely than not to be sustained based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.
Other Factors Affecting Operating Results

We have a history of losses, expect future losses and may not achieve or sustain profitability.
      We have incurred net losses from operations in each annual period since our April 28, 2000 merger with AmTec, Inc. We incurred net losses of $37.1 million, $9.9 million and $22.5 million for the years ended March 31, 2006, 2005 and 2004, respectively. As of June 30, 2006, our accumulated deficit was $274.3 million. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds and gain new customers.

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
      During the year ended March 31, 2006 and the quarter ended June 30, 2006, revenues under contracts with agencies of the U.S. federal government constituted 22% and 23%, respectively, of our data center revenues. Generally, U.S. government contracts are also subject to oversight audits by government representatives, to profit and cost controls and limitations, and to provisions permitting modification or termination, in whole or in part, without prior notice, at the government’s convenience. In some cases, government contracts are subject to the uncertainties surrounding congressional appropriations or agency funding. Government contracts are subject to specific procurement regulations. Failure to comply with these regulations and requirements could lead to suspension or debarment from future government contracting for a period of time, which could limit our growth prospects and adversely affect our business, results of operations and financial condition. Government contracts typically have an initial term of one year. Renewal periods are exercisable at the discretion of the U.S. government. We may not be successful in winning contract awards or renewals in the future. Our failure to renew or replace U.S. government contracts when they expire could have a material adverse effect on our business, financial condition, or results of operations.

We derive a significant portion of our revenues from a few clients; accordingly, a reduction in our clients’ demand for our services or the loss of clients would likely impair our financial performance.
      During the quarter ended June 30, 2006, we derived approximately 23% of our data center revenues from the agencies of the federal government. During the quarter ended June 30, 2005, we derived approximately 26% and 13% of our data center revenues from two customers. Because we derive a large percentage of our revenues from a few major customers, our revenues could significantly decline if we lose one or more of these customers or if the amount of business we obtain from them is reduced.

We have significant debt service obligations which will require the use of a substantial portion of our available cash.
      We are a highly leveraged company. As of June 30, 2006, our total liabilities were approximately $175.9 million and our total stockholders’ equity was $23.6 million. Our mortgage loan and our senior secured notes are, collectively, collateralized by substantially all of our assets. In addition, in some circumstances, interest obligations payable with respect to our senior secured notes may be paid in kind by adding such interest payments to the principal amount owed under the senior secured notes increasing further our debt exposure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
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
      We are highly dependent on the skills, experience and services of key personnel. The loss of such key personnel could have a material adverse effect on our business, operating results or financial condition. We do not maintain keyman life insurance with respect to these key individuals. Our potential growth and expansion are expected to place increased demands on our management skills and resources. Therefore, our success also depends upon our ability to recruit, hire, train and retain additional skilled and experienced management personnel. Employment and retention of qualified personnel is important due to the competitive nature of our industry. Our inability to hire new personnel with the requisite skills could impair our ability to manage and operate our business effectively.

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
      We expect that we may encounter challenges and difficulties in implementing our expansion plan to establish new Internet exchange facilities in domestic locations in which we believe there is significant demand for our services. These challenges and difficulties relate to our ability to:

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
      We have not entered into any financial instruments for trading purposes. However, the estimated fair value of the derivatives embedded within our 9% senior convertible notes creates a market risk exposure resulting from changes in the price of our common stock. These embedded derivatives derive their value primarily based on the price and volatility of our common stock; however, we do not expect significant changes in the near term in the one-year historical volatility of our common stock used to calculate the estimated fair value of the embedded derivatives. Other factors being equal, as of June 30, 2006, the table below provides information about the estimated fair value of the derivatives embedded within our senior convertible notes and the effect that changes in the price of our common stock are expected to have on the estimated fair value of the embedded derivatives:

Estimated Fair Value of
Price per Share of Common Stock	Embedded Derivatives

$2.00	$3,880,560
$4.00	$10,870,950
$6.00	$18,789,563
$8.00	$26,482,200
$10.00	$34,145,513
      Our exposure to market risk resulting from changes in interest rates results from the variable rate of our mortgage loan, as an increase in interest rates would result in lower earnings and increased cash outflows. The interest rate on our mortgage loan is payable at variable rates indexed to LIBOR. The effect of each 1% increase in the LIBOR rate (5.37% at June 30, 2006) would result in an annual increase in interest expense of approximately $496,000. Based on the U.S. yield curve as of June 30, 2006 and other available information, we project interest expense on our variable rate debt to increase approximately

$298,000, $276,000, $262,000 and $249,000 for the years ended June 30, 2007, 2008, 2009 and 2010, respectively.
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
      To date, approximately 85% of our recognized revenue has been denominated in U.S. dollars, generated mostly from customers in the U.S., and our exposure to foreign currency exchange rate fluctuations has been minimal. In the future, a larger portion of our revenues may be derived from operations outside of the U.S. and may be denominated in foreign currency. As a result, future operating results or cash flows could be impacted due to currency fluctuations relative to the U.S. dollar.
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

(a)	Evaluation of Disclosure Controls and Procedures
      Our principal executive and financial officers have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Exchange Act of 1934 (the “Exchange Act”) to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Internal Control Over Financial Reporting
      There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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
      On April 25, 2006, we issued warrants to purchase 12,500 shares of our common stock at an exercise price of $4.80 per share to 17C GCV pursuant to a prior agreement to provide us with consulting services.
      The offer and sale of the warrants was exempt from the registration requirements of the Securities Act, as the securities were sold to accredited investors pursuant to Regulation D and to non United States persons in offshore transaction pursuant to Regulation S.

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

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of August, 2006.

TERREMARK WORLDWIDE, INC.

By:	/s/ MANUEL D. MEDINA

Manuel D. Medina
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

TERREMARK WORLDWIDE, INC.

By:	/s/ JOSE A. SEGRERA

Jose A. Segrera
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)