Form 10-Q/A
period 2006-06-30
TERREMARK WORLDWIDE INC
filed 2006-08-10
CIK 912890

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

Explanatory Note
     This Amendment No. 1 to the Form 10-Q for the fiscal year ended June 30, 2006 (the “Original Filing”) of Terremark Worldwide, Inc. (the “Company”) is being filed solely to revise the number set forth opposite the “Deferred Revenue” line item of the Company’s Condensed Consolidated Statement of Cash Flows for the Three Months Ended June 30, 2006 under “Item 1 — Financial Statements” of the Original Filing so that such number reads “813,009” instead of “(813,009)” and to revise the number appearing under “Total” for the nine months ended March 31, 2007 in the Commitments and Contingencies table under “Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Original Filing so that such number reads “$15,355,254” instead of “$15,355,204”.
     As a result of these amendments, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 have been re-executed and re-filed as of the date of this Form 10-Q/A.
     Except for the amendments described above, this Form 10-Q/A does not modify or update other disclosures.

Signature Page
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of August, 2006.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended June 30,

	2006	2005

	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$9,528,879	$(10,131,272)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization of long-lived assets	2,699,915	1,864,461
Change in estimated fair value of embedded derivatives	(15,516,375)	464,025
Accretion on convertible debt and mortgage payables	1,558,358	1,266,216
Amortization of discount on notes payable	320,577	259,737
Interest payment in kind on notes payable	279,334	271,875
Amortization of debt issue costs	477,492	460,528
Provision for bad debt	200,000	111,465
Other	(8,279)	(72,432)
Warrants issued for services	—	25,056
Loss on disposal of property and equipment	—	174,747
(Increase) decrease in:
Restricted cash	(119,028)	(329,114)
Accounts receivable	(7,410,069)	(1,665,010)
Capital lease receivable	456,935	371,596
Prepaid and other assets	41,726	(867,808)
Increase (decrease) in:
Accounts payable and accrued expenses	2,198,087	(533,440)
Interest payable	(1,914,529)	(1,915,678)
Deferred revenue	813,009	567,115
Deferred rent and other liabilities	96,484	(265,817)

Net cash used in operating activities	(6,297,484)	(9,943,750)

Cash flows from investing activities:
Purchases of property and equipment	(5,455,883)	(1,872,671)

Net cash used in investing activities	(5,455,883)	(1,872,671)

Cash flows from financing activities:
Payments on loans and mortgage payable	(174,120)	(205,612)
Payments under capital lease obligations	(151,682)	(83,035)
Payments of preferred stock dividends	(169,700)	—
Proceeds from exercise of stock options and warrants	193,634	176,067

Net cash used in financing activities	(301,868)	(112,580)

Net decrease in cash	(12,055,235)	(11,929,001)
Cash and cash equivalents at beginning of period	20,401,934	44,001,144

Cash and cash equivalents at end of period	$8,346,699	$32,072,143

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
      The following table represents the minimum future operating and capital lease payments (principal and interest) for these commitments, as well as the combined aggregate maturities and interest for the following obligations as of June 30, 2006:

	Capital Lease	Operating	Convertible	Mortgage
	Obligations	Leases	Debt	Payable	Notes Payable	Total

2007 (nine months)	$556,685	$3,628,696	$3,881,250	$3,164,884	$4,123,739	$15,355,254
2008	565,504	4,729,541	7,762,500	4,219,846	4,123,739	21,401,130
2009	229,733	3,750,627	7,762,500	49,414,809	34,669,953	95,827,622
2010	114,728	3,727,464	90,131,250	—	—	93,973,442
2011	110,082	3,800,232	—	—	—	3,910,314
Thereafter	15,101	33,309,488	—	—	—	33,324,589

	$1,591,833	$52,946,048	$109,537,500	$56,799,539	$42,917,431	$263,792,351

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