Form 10-Q
period 2006-09-30
TERREMARK WORLDWIDE INC
filed 2006-11-09
CIK 912890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006

Common stock, $0.001 par value per share	43,779,360 shares

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2006	2006

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,398,901	$20,401,934
Restricted cash	2,156,731	474,073
Accounts receivable, net of allowance for doubtful accounts of $600,000 and $200,000	14,528,062	10,951,827
Current portion of capital lease receivable	2,707,053	2,507,029
Prepaid expenses and other current assets	3,450,587	2,558,942

Total current assets	$34,241,334	$36,893,805
Restricted cash	3,457,867	3,814,842
Property and equipment, net of accumulated depreciation of $31,342,637 and $26,331,368	130,414,114	129,893,318
Debt issuance costs, net of accumulated amortization of $3,772,863 and $2,810,403	5,990,611	6,963,232
Other assets	3,871,676	2,695,616
Capital lease receivable, net of current portion	3,237,292	4,004,449
Intangibles, net of accumulated amortization of $910,000 and $520,000	3,290,000	3,680,000
Goodwill	16,771,189	16,771,189

Total assets	$201,274,083	$204,716,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$2,214,111	$1,890,108
Accounts payable and other current liabilities	24,935,270	20,822,624
Interest payable	3,605,279	3,833,288
Series H redeemable convertible preferred stock	—	646,693

Total current liabilities	$30,754,660	$27,192,713
Mortgage payable, less current portion	45,675,385	45,795,552
Convertible debt	62,129,416	59,102,452
Derivatives embedded within convertible debt, at estimated fair value	12,742,575	24,960,750
Notes payable, less current portion	27,118,078	25,614,140
Deferred rent and other liabilities	3,314,223	3,267,481
Capital lease obligations, less current portion	1,493,939	852,311
Deferred revenue	3,796,836	4,094,735

Total liabilities	$187,025,112	$190,880,134

Commitments and contingencies
Stockholders’ equity:
Series I convertible preferred stock: $.001 par value, 323 and 339 shares issued and outstanding (liquidation value of approximately $8.3 million and $8.6 million)	$1	$1
Common stock: $.001 par value, 100,000,000 shares authorized; 44,594,561 and 44,490,352 shares issued	44,594	44,490
Common stock warrants	12,946,698	13,251,660
Common stock options	582,004	582,004
Additional paid-in capital	291,941,003	291,607,528
Accumulated deficit	(283,737,786)	(283,823,243)
Accumulated other comprehensive loss	(131,484)	(317,756)
Treasury stock: 865,202 shares	(7,220,637)	(7,220,637)
Notes receivable	(175,422)	(287,730)

Total stockholders’ equity	$14,248,971	$13,836,317

Total liabilities and stockholders’ equity	$201,274,083	$204,716,451

See accompanying notes to condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Revenues
Data center	$45,587,484	$24,632,200	$24,184,103	$13,961,080

Operating revenues	45,587,484	24,632,200	24,184,103	13,961,080

Expenses
Data center operations, excluding depreciation	26,459,762	15,729,856	14,773,552	8,718,207
General and administrative	7,661,699	7,684,085	3,595,002	3,503,439
Sales and marketing	5,260,872	3,780,133	2,636,662	2,021,059
Depreciation and amortization	5,395,560	3,911,615	2,695,644	2,047,154

Operating expenses	44,777,893	31,105,689	23,700,860	16,289,859

Income (loss) from operations	809,591	(6,473,489)	483,243	(2,328,779)

Other income (expenses)
Change in fair value of derivatives embedded within convertible debt	12,218,175	9,977,675	(3,298,200)	10,441,700
Interest expense	(13,489,290)	(12,301,995)	(6,871,705)	(6,305,142)
Interest income	581,594	899,434	278,513	439,261
Gain on sale of asset	—	499,388	—	499,388
Other, net	(34,613)	(66,136)	(35,274)	(80,276)

Total other income (expenses)	(724,134)	(991,634)	(9,926,666)	4,994,931

Income (loss) before income taxes	85,457	(7,465,123)	(9,443,423)	2,666,152
Income taxes	—	—	—	—

Net income (loss)	85,457	(7,465,123)	(9,443,423)	2,666,152
Preferred dividend	(325,800)	(372,489)	(161,700)	(184,700)
Earnings attributable to participating security holders	—	—	—	(396,616)

Net income (loss) attributable to common stockholders	$(240,343)	$(7,837,612)	$(9,605,123)	$2,084,836

Net income (loss) per common share:
Basic	$(0.01)	$(0.18)	$(0.22)	$0.05

Diluted	$(0.09)	$(0.22)	$(0.22)	$(0.09)

Weighted average common shares outstanding — basic	43,698,606	42,369,338	43,719,659	42,890,383

Weighted average common shares outstanding — diluted	52,139,378	49,269,338	43,719,659	49,790,383

See accompanying notes to condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

		Common Stock
		Par Value $.001						Accumulated
						Additional		Other
	Preferred	Issued		Common Stock	Common Stock	Paid-in	Accumulated	Comprehensive	Treasury	Notes
	Stock Series I	Shares	Amount	Warrants	Options	Capital	Deficit	Loss	Stock	Receivable	Total

Balance at March 31, 2006	$1	44,490,352	$44,490	$13,251,660	$582,004	$291,607,528	$(283,823,243)	$(317,756)	$(7,220,637)	$(287,730)	$13,836,317
Conversion of preferred stock	—	53,637	53	—	—	2,225	—	—	—	—	2,278
Exercise of stock options	—	35,072	35	—	—	194,409	—	—	—	—	194,444
Warrants issued for services	—	—	—	92,988	—	—	—	—	—	—	92,988
Accrued dividends on preferred stock	—	—	—	—	—	(325,679)	—	—	—	—	(325,679)
Expiration of warrants	—	—	—	(397,950)	—	397,950	—	—	—	—	—
Stock tendered in payment of services	—	15,500	16	—	—	64,570	—	—	—	—	64,586
Repayments of loans issued to employees	—	—	—	—	—	—	—	—	—	128,320	128,320
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	—	—	—	186,272	—	(16,012)	170,260
Net income	—	—	—	—	—	—	85,457	—	—	—	85,457

Total comprehensive income	—	—	—	—	—	—	85,457	186,272	—	(16,012)	255,717

Balance at September 30, 2006	$1	44,594,561	$44,594	$12,946,698	$582,004	$291,941,003	$(283,737,786)	$(131,484)	$(7,220,637)	$(175,422)	$14,248,971

See accompanying notes to condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	September 30,

	2006	2005

	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$85,457	$(7,465,123)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization of long-lived assets	5,395,560	3,911,615
Change in estimated fair value of embedded derivatives	(12,218,175)	(9,977,675)
Accretion on convertible debt and mortgage payables	3,286,026	2,668,412
Amortization of discount on notes payable	658,320	533,868
Interest payment in kind on notes payable	845,619	271,875
Amortization of debt issue costs	980,732	926,226
Provision for bad debt	410,742	241,916
Loss on disposal of property and equipment	—	174,747
Gain on sale of asset	—	(499,388)
(Increase) decrease in:
Restricted cash	(1,325,683)	(655,391)
Accounts receivable	(3,986,977)	(3,171,815)
Capital lease receivable	795,338	297,557
Prepaid and other assets	(1,261,752)	(2,577,264)
Increase (decrease) in:
Accounts payable and accrued expenses	3,907,370	538,596
Interest payable	(228,009)	1,106,643
Deferred revenue	2,371,869	2,253,521
Deferred rent and other liabilities	192,646	(156,116)

Net cash used in operating activities	(90,917)	(11,577,796)

Cash flows from investing activities:
Purchases of property and equipment	(7,570,979)	(3,646,110)
Acquisition of Dedigate	—	360,125
Proceeds from sale of assets	—	762,046
Repayments of notes receivable	128,320	—
Issuance of notes receivable	—	(344,530)

Net cash used in investing activities	(7,442,659)	(2,868,469)

Cash flows from financing activities:
Payments on loans and mortgage payable	(351,521)	(414,456)
Payments under capital lease obligations	(407,092)	(150,659)
Payments of preferred stock dividends	(246,100)	(14,000)
Debt issuance costs	—	(7,117)
Redemption of preferred stock	(659,188)	—
Proceeds from exercise of stock options and warrants	194,444	232,483

Net cash used in financing activities	(1,469,457)	(353,749)

Net decrease in cash	(9,003,033)	(14,800,014)
Cash and cash equivalents at beginning of period	20,401,934	44,001,144

Cash and cash equivalents at end of period	$11,398,901	$29,201,130

See accompanying notes to condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization
      Terremark Worldwide, Inc. (the “Company” or “Terremark”) is a leading operator of integrated Tier-1 Internet exchanges and a global provider of managed IT infrastructure solutions for the government and commercial sectors. Terremark delivers its portfolio of services from seven locations in the U.S., Europe and Asia. Terremark’s flagship facility, the NAP of the Americas, located in Miami, Florida, is its model for carrier-neutral Internet exchanges and is designed and built to disaster-resistant standards with maximum security to house mission-critical systems infrastructure.

2.	Summary of Significant Accounting Policies
      The accompanying unaudited condensed consolidated financial statements include the accounts of Terremark Worldwide, Inc. and all entities in which Terremark Worldwide, Inc. has a controlling voting interest (“subsidiaries”) which are required to be consolidated in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). All significant intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

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

Revenue and profit recognition
      Data center revenues consist of monthly recurring fees for colocation, exchange point, and managed and professional services fees. Colocation revenues also include monthly rental income for unconditioned space in the NAP of the Americas. Revenues from colocation and exchange point services, as well as rental income for unconditioned space, are recognized ratably over the term of the contract. Installation fees and related direct costs are deferred and recognized ratably over the expected life of the customer installation which is estimated to be 36 to 48 months. Managed and professional services fees, including amounts allocated to equipment sold under arrangements for managed hosting solutions, are recognized in the period in which the services are provided. Revenue from contract settlements is generally recognized when collectibility is reasonably assured and no remaining performance obligation exists.
      In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, when more than one element such as equipment, installation and colocation services are contained in a single arrangement, the Company allocates revenue between the elements based on acceptable fair value allocation methodologies, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered items. The fair value of the undelivered elements is determined by the price charged when the element is sold separately, or in cases when the item is not sold separately, by using other acceptable objective evidence.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      Revenue is recognized, when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. The Company assesses collectibility based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from its customers. If the Company determines that collectibility is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.
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

Derivatives
      The Company has, in the past, used financial instruments, including cap agreements, to manage exposure to movements in interest rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk or cost to the Company.
      The Company does not hold or issue derivative instruments for trading purposes. However, the Company’s 9% Senior Convertible Notes due June 15, 2009 (the “Senior Convertible Notes”) contain embedded derivatives that require separate valuation from the Senior Convertible Notes. The Company recognizes these derivatives as liabilities in its balance sheet, measures them at their estimated fair value and recognizes changes in their estimated fair value in earnings in the period of change.
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

Significant concentrations
      Agencies of the federal government accounted for approximately 22% of data center revenues for the six and three months ended September 30, 2006. No other customer accounted for more than 10% of data center revenues for the six and three months ended September 30, 2006. Agencies of the federal government and Blackbird Technologies, Inc. accounted for approximately 24% and 11%, respectively, of data center revenues for the six months ended September 30, 2005. The same two customers accounted for approximately 23% and 9%, respectively, of data center revenues for the three months ended September 30, 2005.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Stock-Based Compensation
      On August 9, 2005, the Company’s Board of Directors adopted the 2005 Executive Incentive Compensation Plan, which was approved by the Company’s shareholders on September 23, 2005. This comprehensive plan superseded and replaced all of the Company’s pre-existing stock option plans. Under the 2005 Executive Incentive Compensation Plan, the Compensation Committee has the authority to grant stock-based incentive awards to executives, key employees, directors, and consultants, including stock options, stock appreciation rights, or SARs, nonvested stock (commonly referred to as restricted stock), deferred stock, other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property (collectively, the “Awards”). Under the 2005 Executive Incentive Compensation Plan, the Company has reserved for issuance an aggregate of 1,000,000 shares of common stock. Awards granted generally vest over three years with one third vesting per year from the date of grant and generally expire ten years from the date of grant. The Company has granted all current outstanding shares under various pre-existing stock option plans.
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
      The Company adopted the provisions of, and accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment,” and related pronouncements (“SFAS 123(R)”), during the first quarter ended June 30, 2006. The only equity awards granted during the six months ended September 30, 2006 consisted of 15,300 shares of nonvested stock. The Company has elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of the award using an option-pricing model and is recognized as expense over the requisite service period, which is generally the vesting period. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      A summary of the status of the Company’s stock options, as of March 31, 2006, and September 30, 2006, and changes during the six months ended September 30, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at March 31, 2006	2,279,485	$11.23
Granted	—	—
Exercised	29,755	5.70
Forfeited	38,967	8.86

Outstanding at September 30, 2006	2,210,763	$11.32	6.08	$(12,763,820)

Exercisable at September 30, 2006	2,210,763	$11.32	6.08	$(12,763,820)

      A summary of the Company’s nonvested stock, as of March 31, 2006, and September 30, 2006, and changes during the six months ended September 30, 2006 is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value

Outstanding at March 31, 2006	—	$—
Granted	15,300	4.20
Restricted lapsed	—	—
Canceled	—	—

Outstanding at September 30, 2006	15,300	$4.20

      The total intrinsic value of stock options exercised during the six and three months ended September 30, 2006 was approximately $59,000 and $3,600, respectively. The following table summarizes information about stock options outstanding and exercisable at September 30, 2006:

			Weighted
			Average	Weighted		Weighted
			Remaining	Average		Average
	Vested	Unvested	Contractual Life	Exercise Price	Number	Exercise Price
Range of Exercise Prices	Options	Options	(Years)	(Outstanding)	Exercisable	(Exercisable)

$2.50 — 5.00	340,850	—	7.58	$3.91	340,850	$3.91
$5.01 — 10.00	1,330,214	—	6.94	6.31	1,330,214	6.31
$10.00 — 20.00	111,817	—	3.65	14.95	111,817	14.95
$20.01 — 30.00	114,520	—	0.52	29.32	114,520	29.32
$30.01 — 50.00	313,362	—	3.70	32.78	313,362	32.78

	2,210,763	—	6.08	$11.32	2,210,763	$11.32

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The Company also provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation  — Transition and Disclosures.” For the six and three months ended September 30, 2005, all employee stock option awards were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Pro forma information for the six and three months ended September 30, 2005 is as follows:

	For the Six Months Ended	For the Three Months Ended
	September 30, 2005	September 30, 2005

Net income (loss) attributable to common stockholders as reported	$(7,837,612)	$2,084,836
Incremental stock-based compensation if the fair value method had been adopted	(665,261)	(339,668)

Pro forma net income (loss) attributable to common stockholders	$(8,502,873)	$1,745,168

Basic income (loss) per common share — as reported	$(0.18)	$0.05

Basic income (loss) per common share — pro forma	$(0.20)	$0.04

Diluted loss per common share — as reported	$(0.22)	$(0.09)

Diluted loss per common share — pro forma	$(0.24)	$(0.10)

      The assumptions used to value stock options were as follows:

September 30,
2005

Risk-free rate	3.69% - 4.28%
Volatility	113% - 118%
Expected life	5 years
Expected dividends	0%
      The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted under the Company’s stock option plans. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards; actual and projected employee stock option exercise behaviors, which is referred to as expected term; risk-free interest rate and expected dividends.
      The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in SAB 107. The Company estimates the volatility of its common stock by using its historical volatility. The Company believes this is the best representation of its future volatility in accordance with SAB 107. The Company bases the risk-free interest rate that it uses in its option-pricing models on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on its equity awards. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in its option-pricing models.

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

Income (loss) per share
      The Company’s Senior Convertible Notes contain contingent interest provisions which allow the holders of the Senior Convertible Notes to participate in any dividends declared on the Company’s common stock. Further, the Company’s Series I preferred stock contain participation rights which entitle the holders to receive dividends in the event the Company declares dividends on its common stock. Accordingly, the Senior Convertible Notes and the Series I preferred stock are considered participating securities.
      Basic EPS is calculated as income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period. If the effect is dilutive, participating securities are included in the computation of basic EPS. Our participating securities do not have a contractual obligation to share in the losses in any given period. As a result, these participating securities will not be allocated any losses in the periods of net losses, but will be allocated income in the periods of net income using the two-class method. The two-class method is an earnings allocation formula that determines earnings for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. Under the two-class method, net income is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amounts of dividends that must be paid for the current period. The remaining earnings are then allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. Diluted EPS is calculated using the treasury stock and “if converted” methods for potential common stock. For diluted earnings (loss) per share purposes, however, the Company’s preferred stock will continue to be treated as a participating security in periods in which the use of the “if converted” method results in anti-dilution.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The following table presents the reconciliation of net income (loss) attributable to common stockholders to the numerator used for diluted loss per share:

	For the Six Months Ended		For the Three Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Net income (loss) attributable to common stockholders	$(240,343)	$(7,837,612)	$(9,605,123)	$2,084,836
Adjustments:
Earnings attributable to participating security holders	—	—	—	396,616
Interest expense, including amortization of discount and debt issue costs	7,558,440	6,898,135	—	3,509,904
Change in fair value of derivatives embedded within convertible debt	(12,218,175)	(9,977,675)	—	(10,441,700)

Numerator for diluted loss per share:	$(4,900,078)	$(10,917,152)	$(9,605,123)	$(4,450,344)

      The following table presents the reconciliation of weighted average shares outstanding to basic and diluted weighted average common shares outstanding.

	For the Six Months Ended		For the Three Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Basic:
Weighted average common shares outstanding	43,698,606	42,369,338	43,719,659	42,890,383

Diluted:
Weighted average common shares outstanding	43,698,606	42,369,338	43,719,659	42,890,383
Senior Convertible Notes	6,900,000	6,900,000	—	6,900,000
Early conversion incentive	1,540,772	—	—	—

Weighted average common shares outstanding — diluted	52,139,378	49,269,338	43,719,659	49,790,383

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      Unless otherwise included above, the following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (unaudited):

	For the Six Months		For the Three Months
	Ended September 30,		Ended September 30,

	2006	2005	2006	2005

Series I convertible preferred stock	1,135,233	1,289,883	1,099,348	1,254,627
Series H redeemable convertible preferred stock	22,072	29,400	17,791	29,400
Common stock warrants	2,637,136	2,702,436	2,637,136	2,702,436
Common stock options	2,210,763	1,716,121	2,210,763	1,716,121
Nonvested stock	15,300	—	15,300	—
Senior Convertible Notes	—	—	6,900,000	—
Early conversion incentive	—	—	2,123,398	—

Other comprehensive loss
      Other comprehensive loss presents a measure of all changes in stockholder’s equity except for changes resulting from transactions with stockholders in their capacity as stockholders. Other comprehensive loss consists of net income (loss) and foreign currency translation adjustments, which is presented in the accompanying consolidated statement of stockholders’ equity.
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

Recent accounting standards
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets, an Amendment of Accounting Pronouncements Bulletin (“APB”) Opinion No. 29.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets contained in APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. As the provisions of SFAS No. 153 are to be applied prospectively, the adoption of SFAS No. 153 will not have an impact on the Company’s historical financial statements; however, the Company will assess the impact of the adoption of this pronouncement on any future nonmonetary transactions that the Company enters into, if any.
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
      In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006. The Company does not expect SAB 108 to have a material impact on its financial position, results of operations and cash flows.
      In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently in the process of evaluating the impact that the adoption of SFAS No. 157 will have on its financial position, results of operations and cash flows.

3.	Mortgage Payable
      In connection with the purchase of TECOTA, the Company obtained a $49.0 million loan from CitiGroup Global Markets Realty Corp., $4.0 million of which is restricted and can only be used to fund customer related capital improvements made to the NAP of the Americas in Miami. This loan is collateralized by a first mortgage on the NAP of the Americas building and a security interest in all the existing building improvements that the Company has made to the building, certain of the Company’s deposit accounts and any cash flows generated from customers by virtue of their activity at the NAP of

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
the Americas building. The loan bears interest at a rate per annum equal to the greater of 6.75% or LIBOR (5.38% at September 30, 2006) plus 4.75%, and matures in February 2009. This mortgage loan includes numerous covenants imposing significant financial and operating restrictions on the Company’s business. See Note 7.
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

4.	Restricted Cash
      Restricted cash consists of:

	September 30,	March 31,
	2006	2006

Capital improvements reserve	$1,817,829	$2,217,044
Security deposits under operating leases	1,640,038	1,597,798
Escrow deposits under mortgage loan agreement	2,156,731	474,073

	5,614,598	4,288,915
Less: current portion	(2,156,731)	(474,073)

	$3,457,867	$3,814,842

5.	Convertible Debt
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
      The Company estimated that the embedded derivatives had a March 31, 2006 estimated fair value of $24,960,750 and a September 30, 2006 estimated fair value of $12,742,575 resulting from the conversion option. The change of $12,218,175 in the estimated fair value of the embedded derivatives was recognized as other income in the six months ended September 30, 2006. For the three months ended September 30, 2006, the change in the estimated fair value of the embedded derivatives was $3,298,200 and was included within other expenses.

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

8.	Series H Redeemable Convertible Preferred Stock
      In August 2006, the holder of all 294 shares of the Company’s Series H Redeemable Preferred Stock exercised its right to require the Company to redeem all of such shares. Accordingly, the Company paid the Series H holders $659,188, representing the aggregate liquidation value, including accrued dividends of $159,188.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.	Changes in Stockholder’s Equity

Exercise of employee stock options
      During the six months ended September 30, 2006, the Company issued 35,072 shares of its common stock in conjunction with the exercise of options. The exercise price of the options ranged from $2.70 to $6.80.

Issuance of warrants
      In April 2006, the Company issued 12,500 warrants with an estimated fair value of $92,988 in connection with consulting services.

Conversion of preferred stock
      During the six months ended September 30, 2006, 16 shares of the Series I preferred stock were converted to 53,637 shares of common stock.

Loans issued to employees
      In connection with the acquisition of Dedigate, the Company extended loans to certain Dedigate employees to exercise their Dedigate stock options. The Dedigate shares received upon exercise of those options were then exchanged for shares of the Company’s common stock under the terms of the acquisition. The loans are evidenced by full recourse promissory notes, bear interest at 2.50% per annum, mature in August 2007 and are collateralized by the shares of stock acquired with the loan proceeds. The outstanding principal balance on such loans, net of repayments, is reflected as a reduction to stockholders’ equity in the accompanying condensed consolidated balance sheet at September 30, 2006.

10.	Related Party Transactions
      Due to the nature of the following relationships, the terms of the respective agreements may not be the same as those that would result from transactions among wholly unrelated parties.
      Following is a summary of transactions for the six and three months ended September 30, 2006 and 2005 and balances with related parties included in the accompanying condensed consolidated balance sheet as of September 30, 2006 and March 31, 2006:

	For the Six Months Ended		For the Three Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Services purchased from Fusion Telecommunications International, Inc.	$463,938	$612,193	$8,739	$326,536
Interest income from shareholder	14,136	14,251	6,417	7,219
Services provided to a related party	59,155	15,338	23,682	6,388
Services from directors	230,000	142,500	40,000	40,000

	September 30,	March 31,
	2006	2006

Other assets	$413,042	$452,444
Note receivable — related party	180,339	287,730
      The Company has entered into consulting agreements with two members of its board of directors and into an employment agreement with another member. One consulting agreement provided for an annual

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
compensation of $250,000 and expired in May 2005. This agreement was renewed in November 2006, effective as of October 2006, for annual compensation of $240,000, payable monthly. In addition, the Company’s board of directors approved the issuance to this director of 50,000 shares of nonvested stock vesting over a period of one year. The other two agreements provide for annual compensation aggregating $160,000.
      The Company’s Chief Executive Officer has a minority interest in Fusion Telecommunications International, Inc.

11.	Data Center Revenues
      Data center revenues consist of the following:

	For the Six Months		For the Three Months
	Ended September 30,		Ended September 30,

	2006	2005	2006	2005

Colocation	$18,584,558	$12,714,379	$9,398,509	$6,666,775
Managed and professional services	20,284,895	8,521,559	10,414,358	5,214,136
Exchange point services	4,062,068	2,743,580	2,149,323	1,427,487
Equipment resales	2,605,248	646,493	2,171,913	646,493
Other	50,715	6,189	50,000	6,189

	$45,587,484	$24,632,200	$24,184,103	$13,961,080

      Total arrangement consideration for managed web hosting solutions may include the procurement of equipment. Amounts allocated to equipment sold under these arrangements and included in managed and professional services were $792,270 and $509,703 for the six and three months ended September 30, 2006 and $119,653 for both the six and three months ended September 30, 2005. Sales of managed web hosting solutions commenced in August 2005.

12.	Information About the Company’s Operating Segments
      As of March 31, 2006 and September 30, 2006, the Company had two reportable business segments; data center operations and real estate services. The data center operations segment provides Tier 1 NAP, Internet infrastructure and managed services in a data center environment. This segment also provides NAP development and technology infrastructure build out services. All other real estate activities are included in real estate services. The real estate segment provided construction and property management services. The Company’s reportable segments are strategic business operations that offer different products and services.
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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The following presents information about reportable segments:

	Date Center	Real Estate
For the Six Months Ended September 30,	Operations	Services	Total

2006
Revenues	$45,587,484	$—	$45,587,484
Income from operations	809,591	—	809,591
Net income	85,457	—	85,457
2005
Revenues	$24,632,200	$—	$24,632,200
Income (loss) from operations	(6,512,225)	38,736	(6,473,489)
Net income (loss)	(7,502,849)	37,726	(7,465,123)
Assets as of
September 30, 2006	$201,274,083	$—	$201,274,083
March 31, 2006	204,716,451	—	204,716,451

	Data Center	Real Estate
For the Three Months Ended September 30,	Operations	Services	Total

2006
Revenues	$24,184,103	$—	$24,184,103
Income from operations	483,243	—	483,243
Net income (loss)	(9,443,423)	—	(9,443,423)
2005
Revenues	$13,961,080	$—	$13,961,080
Income (loss) from operations	(2,358,619)	29,840	(2,328,779)
Net income	2,637,322	28,830	2,666,152
      The following is a reconciliation of total segment income (loss) from operations to loss before income taxes:

	For the Six Months Ended		For the Three Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Total segment income (loss) from operations	$809,591	$(6,473,489)	$483,243	$(2,328,779)
Change in fair value of derivatives embedded within convertible debt	12,218,175	9,977,675	(3,298,200)	10,441,700
Interest expense	(13,489,290)	(12,301,995)	(6,871,705)	(6,305,142)
Interest income	581,594	899,434	278,513	439,261
Gain on sale of asset	—	499,388	—	499,388
Other, net	(34,613)	(66,136)	(35,274)	(80,276)

Income (loss) before income taxes	$85,457	$(7,465,123)	$(9,443,423)	$2,666,152

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13.	Supplemental Cash Flow Information

	For the Six Months Ended
	September 30,

	2006	2005

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,946,602	$6,796,947
Non-cash operating, investing and financing activities:
Assets acquired under capital leases	955,826	528,313
Non-cash preferred dividends	325,800	372,489
Warrants issued for services	92,988	25,056
Net assets acquired in exchange for common stock	—	10,755,200
Conversion of preferred stock to equity	2,279	—
Stock tendered in payment of services	64,570	—
Expiration of warrants	397,950	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

      The immediate proximity of our facilities to major fiber routes with access to North America, Latin America and Europe has attracted numerous telecommunications carriers, such as AT&T, Global Crossing, Latin America Nautilus (a business unit of Telecom Italia), Progress Telecom, Sprint Communications and T-Systems (a business unit of Deutsche Telecom), to colocate their equipment with us in order to better service their customers. This network density, which allows our customers to reduce their connectivity costs, combined with the security of our facilities, has attracted government sector customers, including Blackbird Technologies, the City of Coral Gables, Florida, Miami-Dade County, Florida, SRA International and the United States Southern Command. Additionally, we have had success in attracting content providers and enterprises such as Citrix, CBS Sportsline, Google, IDT, Internap, Miniclip, NTT/ Verio, VeriSign, Bacardi USA, Corporación Andina de Fomento, Florida International University, Intrado, Jackson Memorial Hospital of Miami and Steiner Leisure.
Results of Operations
      Results of Operations for the Six Months Ended September 30, 2006 as Compared to the Six Months Ended September 30, 2005.
      Revenue. The following charts provide certain information with respect to our revenues:

	For the Six Months
	Ended September 30,

	2006	2005

U.S. Operations	85%	92%
Outside U.S.	15%	8%

	100%	100%

      Data center revenues consist of:

	For the Six Months Ended September 30,

	2006		2005

Colocation	$18,584,558	41%	$12,714,379	52%
Managed and professional services	20,284,895	44%	8,521,559	34%
Exchange point services	4,062,068	9%	2,743,580	11%
Equipment resales	2,605,248	6%	646,493	3%
Other	50,715	0%	6,189	0%

	$45,587,484	100%	$24,632,200	100%

      The increase in data center revenues is mainly due to both an increase in our deployed customer base and an expansion of services to existing customers. Our deployed customer base increased from 359 customers as of September 30, 2005 to 542 customers as of September 30, 2006. Data center revenues consist of:

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
      Our utilization of total net colocation space increased to 15.7% as of September 30, 2006 from 10.1% as of September 30, 2005. Our utilization of total net colocation space represents the percentage of space billed versus total space available for customers.
      The increase in managed and professional services is mainly due to increases of approximately $2.9 million in additional managed services provided under government contracts, $3.8 million in managed web hosting and $2.0 million in equipment resales. We also earned $3.3 million in professional services related to the design and development of NAPs in the Canary Islands and the Dominican Republic.
      Equipment resales may fluctuate quarter over quarter based on customer demand.
      The increase in exchange point services is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased to 4,865 as of September 30, 2006 from 3,182 as of September 30, 2005.
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
      Data Center Operations Expenses. Data center expenses increased $10.8 million to $26.5 million for the six months ended September 30, 2006 from $15.7 million for the six months ended September 30, 2005. Data center operations expenses consist mainly of operations personnel, procurement of connectivity and equipment, technical and colocation space rental costs, electricity, chilled water, insurance, property taxes, and security services. The increase is mainly due to increases of $2.2 million in managed services costs, $1.8 million in cost of equipment resales, $1.8 million in personnel costs, and $1.4 million in electricity and chilled water costs. As a result of an increase in colocation space utilization and customer base, we also experienced increases of $927,000 in the amortization of customer installation costs, $578,000 in facility costs, including security, insurance, property taxes and maintenance costs, and $532,000 in hardware maintenance and support.
      The increase in managed service costs includes $1.0 million in NAP development costs. The remainder of the increase is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer count and utilization of space as discussed above. The increase in personnel costs is mainly due to an increase in operations and engineering staff levels. Our staff levels increased to 181 employees as of September 30, 2006 from 158 as of September 30, 2005. The increase in the number of employees is mainly attributable to the hiring of personnel to work under existing and anticipated customer contracts and the expansion of operations in Herndon, Virginia and Santa Clara, California. The increase in power and chilled water costs is mainly due an increase in power utilization and chilled water consumption as a result of customer and colocation space growth, as well as an increase in the cost of power.
      General and Administrative Expenses. General and administrative expenses were $7.7 million for both the six months ended September 30, 2006 and 2005. General and administrative expenses consist primarily of payroll and related expenses, professional service fees, travel, rent, and other general corporate expenses. We expect our general and administrative expenses to remain at approximately $4.0 million per quarter.
      Sales and Marketing Expenses. Sales and marketing expenses increased $1.5 million to $5.3 million for the six months ended September 30, 2006 from $3.8 million for the six months ended September 30, 2005. The most significant components of sales and marketing expenses are payroll, sales commissions and promotional activities. Payroll and sales commissions increased by $1.5 million mainly due an increase in staff levels and sales bookings. Our sales and marketing staff levels increased to 54 employees as of September 30, 2006 from 42 as of September 30, 2005. We anticipate that our sales and marketing expenses will range between $2.0 million and $3.0 million, on a quarterly basis, depending on the variable nature of sales commissions and the timing of our marketing expenses.
      Depreciation and Amortization Expenses. Depreciation and amortization expense increased $1.5 million to $5.4 million for the six months ended September 30, 2006 from $3.9 million for the six months ended September 30, 2005. The increase is the result of an increase in capital expenditures necessary to support our business growth.

      Change in Fair Value of Derivatives Embedded within Convertible Debt. Our 9% senior convertible notes due June 15, 2009 contain embedded derivatives that require separate valuation from the senior convertible notes. We recognize these embedded derivatives as a liability in our balance sheet, measure them at their estimated fair value and recognize changes in the estimated fair value of the derivative instruments in earnings. We estimated that the embedded derivatives had a March 31, 2006 estimated fair value of $25.0 million and a September 30, 2006 estimated fair value of $12.7 million. The embedded derivatives derive their value primarily based on changes in the price and volatility of our common stock. The estimated fair value of the embedded derivatives increases as the price of our common stock increases and decreases as the price of our common stock decreases. The closing price of our common stock decreased to $5.55 on September 30, 2006 from $8.50 as of March 31, 2006. As a result, during the six months ended September 30, 2006, we recognized a gain of $12.2 million from the change in estimated fair value of the embedded derivatives. For the six months ended September 30, 2005, we recognized a gain of $10.0 million due to the change in value of our embedded derivatives.
      Over the life of the senior convertible notes, given the historical volatility of our common stock, changes in the estimated fair value of the embedded derivatives are expected to have a material effect on our results of operations. See “Quantitative and Qualitative Disclosures about Market Risk.” Furthermore, we have estimated the fair value of these embedded derivatives using a theoretical model based on the historical volatility of our common stock of (80.3% as of September 30, 2006) over the past twelve months. If a market develops for our senior convertible notes or we are able to find comparable market data, we may be able to use future market data to adjust our historical volatility by other factors such as trading volume. As a result, the estimated fair value of these embedded derivatives could be significantly different. Any such adjustment would be made prospectively.
      Interest Expense. Interest expense increased $1.2 million to $13.5 million for the six months ended September 30, 2006 from $12.3 million for the six months ended September 30, 2005. This increase is due to the amortization of the discount on the Senior Convertible Notes. We record amortization using the effective interest method and accordingly the interest expense associated with these Senior Notes will increase as the carrying value increases.
      Interest Income. Interest income decreased $317,000 to $582,000 for the six months ended September 30, 2006 from approximately $899,000 for the six months ended September 30, 2005. This decrease was due to a decrease in cash balances.
      Net Income (Loss). Net income (loss) for our reportable segments was as follows:

	For the Six Months Ended
	September 30,

	2006	2005

Data center operations	$85,457	$(7,502,849)
Real estate services	—	37,726

	$85,457	$(7,465,123)

      The fluctuation is net income (loss) is primarily due the change in the fair value of the derivatives embedded with our senior convertible notes. Excluding the impact of the change in fair value of the derivatives, we had a net loss in both periods and that is primarily the result of insufficient revenues to cover our operating and interest expenses. We will generate net losses until we reach required levels of monthly revenues.

Results of Operations
      Results of Operations for the Three Months Ended September 30, 2006 as Compared to the Three Months Ended September 30, 2005.
      Revenue. The following charts provide certain information with respect to our revenues:

	For the Three Months
	Ended September 30,

	2006	2005

U.S. Operations	85%	88%
Outside U.S.	15%	12%

	100%	100%

      Data center revenues consist of:

	For the Three Months Ended September 30,

	2006		2005

Colocation	$9,398,509	39%	$6,666,775	48%
Managed and professional services	10,414,358	43%	5,214,136	37%
Exchange point services	2,149,323	9%	1,427,487	10%
Equipment resales	2,171,913	9%	646,493	5%
Other	50,000	0%	6,189	0%

	$24,184,103	100%	$13,961,080	100%

      The increase in data center revenues is mainly due to both an increase in our deployed customer base and an expansion of services to existing customers. Our total deployed customer base increased from 359 customers as of September 30, 2005 to 542 customers as of September 30, 2006. Data center revenues consist of:

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
      Our utilization of total net colocation space increased to 15.7% as of September 30, 2006 from 10.1% as of September 30, 2005. Our utilization of total net colocation space represents the percentage of space billed versus total space available for customers.
      The increase in managed and professional services is mainly due to increases of approximately $1.5 million in managed web hosting, and $1.6 million in additional managed services provided under government contracts. We also earned $1.1 million in the three months ended September 30, 2006 for professional services related to the design and development of NAPs in the Canary Islands and the Dominican Republic. The remainder of the increase is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer count and utilization of space as discussed above.
      Equipment resales may fluctuate quarter over quarter based on customer demand.
      The increase in exchange point services is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased to 4,865 as of September 30, 2006 from 3,182 as of September 30, 2005.
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
      Data Center Operations Expenses. Data center expenses increased $6.1 million to $14.8 million for the three months ended September 30, 2006 from $8.7 million for the three months ended September 30, 2005. Data center operations expenses consist mainly of operations personnel, procurement of connectivity and equipment, technical and colocation space rental costs, electricity, chilled water, insurance, property taxes, and security services. The increase is mainly due to increases of $1.2 million in managed services costs, $1.3 million in cost of equipment resales, $769,000 in personnel costs, and $746,000 in electricity and chilled water costs. As a result of an increase in colocation space utilization and customer base, we also experience increases of $458,000 in hardware maintenance and support and $491,000 in the amortization of customer installation costs.
      The increase in managed service costs includes $545,000 in NAP development costs. The remainder of the increase is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer count and utilization of space as discussed above. The increase in personnel costs is mainly due to an increase in operations and engineering staff levels. Our staff levels increased to 181 employees as of September 30, 2006 from 158 as of September 30, 2005. The increase in the number of employees is mainly attributable to the hiring of personnel to work under existing and anticipated customer contracts and the expansion of operations in Herndon, Virginia and Santa Clara, California. The increase in power and chilled water costs is mainly due an increase in power utilization and chilled water consumption as a result of customer and colocation space growth, as well as an increase in the cost of power.
      General and Administrative Expenses. General and administrative expenses increased approximately $92,000 to $3.6 million for the three months ended September 30, 2006 from $3.5 million for the three months ended September 30, 2005. General and administrative expenses consist primarily of payroll and related expenses, professional service fees, travel, rent, and other general corporate expenses. We expect our general and administrative expenses to remain at approximately $4.0 million per quarter.
      Sales and Marketing Expenses. Sales and marketing expenses increased $616,000 to $2.6 million for the three months ended September 30, 2006 from $2.0 million for the three months ended September 30, 2005. The most significant components of sales and marketing are payroll, sales commissions and promotional activities. Payroll and sales commissions increased by $793,000 mainly due an increase in staff levels and sales bookings. Our sales and marketing staff levels increased to 54 employees as of September 30, 2006 from 42 as of September 30, 2005. We anticipate that our sales and marketing expenses will range between $2.0 million and $3.0 million, on a quarterly basis, depending on the variable nature of sales commissions and the timing of our marketing expenses.
      Depreciation and Amortization Expenses. Depreciation and amortization expense increased $648,000 to $2.7 million for the three months ended September 30, 2006 from $2.0 million for the three months ended September 30, 2005. The increase is the result of an increase in capital expenditures necessary to support our business growth.
      Change in Fair Value of Derivatives Embedded within Convertible Debt. Our 9% senior convertible notes due June 15, 2009 contain embedded derivatives that require separate valuation from the senior convertible notes. We recognize these embedded derivatives as a liability in our balance sheet, measure them at their estimated fair value and recognize changes in the estimated fair value of the derivative instruments in earnings. We estimated that the embedded derivatives had a June 30, 2006 estimated fair value of $9.4 million and a September 30, 2006 estimated fair value of $12.7 million. The embedded derivatives derive their value primarily based on changes in the price and volatility of our common stock. The estimated fair value of the embedded derivatives increases as the price of our common stock increases and decreases as the price of our common stock decreases. The closing price of our common stock increased from $3.60 on June 30, 2006 to $5.55 as of September 30, 2006. As a result, during the three months ended June 30, 2006, we recognized an expense of $3.3 million from the change in estimated fair value of the embedded derivatives. For the three months ended September 30, 2005, we recognized a gain of $10.4 million due to the change in value of our embedded derivatives.
      Over the life of the senior convertible notes, given the historical volatility of our common stock, changes in the estimated fair value of the embedded derivatives are expected to have a material effect on our results of operations. See “Quantitative and Qualitative Disclosures about Market Risk.” Furthermore, we have estimated the fair value of these embedded derivatives using a theoretical model based on the historical volatility of our common stock of (80.3% as of September 30, 2006) over the past twelve months. If a market develops for our senior convertible notes or we are able to find comparable market data, we may be able to use future market data to adjust our historical volatility by other factors such as trading volume. As a result, the estimated fair value of these embedded derivatives could be significantly different. Any such adjustment would be made prospectively.
      Interest Expense. Interest expense increased $567,000 to $6.9 million for the three months ended September 30, 2006 from $6.3 million for the three months ended September 30, 2005. This increase is due to the amortization discount on the Senior Convertible Notes. We record amortization using the effective interest method and accordingly the interest expense associated with these Senior Notes will increase as the carrying value increases.
      Interest Income. Interest income decreased $161,000 to $279,000 for the three months ended September 30, 2006 from approximately $439,000 for the three months ended September 30, 2005. This decrease was due to a decrease in cash balances.
      Net Income (Loss). Net income (loss) for our reportable segments was as follows:

	For the Three Months Ended
	September 30,

	2006	2005

Data center operations	$(9,443,423)	$2,637,322
Real estate services	—	28,830

	$(9,443,423)	$2,666,152

      The fluctuation is net income (loss) is primarily due the change in the fair value of the derivatives embedded with our senior convertible notes. Excluding the impact of the change in fair value of the derivatives, we had a net loss in both periods and that is primarily the result of insufficient revenues to cover our operating and interest expenses. We will generate net losses until we reach required levels of monthly revenues.
Liquidity and Capital Resources

Liquidity
      We generated approximately $809,591 and $483,243 in income from operations for the six and three months ended September 30, 2006, respectively. Cash used in operations for the six months ended September 30, 2006 was approximately $91,000. Prior to this, we incurred losses from operations in each quarter and annual period dating back to our merger with AmTec, Inc.
      As of September 30, 2006, our principal source of liquidity was our $11.4 million in unrestricted cash and cash equivalents and our $14.5 million in accounts receivable. We also have $1.8 million in restricted cash to be used to fund customer related capital improvements made to the NAP of the Americas building in Miami. We anticipate that this cash, coupled with our anticipated cash flows generated from operations, including anticipated collections on our current receivable balances, will be sufficient to meet our capital expenditures, working capital, debt service and corporate overhead requirements in connection with our currently identified business objectives. Our projected revenues and cash flows depend on several factors, some of which are beyond our control, including the rate at which we provide services, the timing of exercise of expansion options by customers under existing contracts, the rate at which new services are sold to the government sector and the commercial sector, the ability to retain the customer base, the willingness and timing of potential customers in outsourcing the housing and management of their technology infrastructure to us, the reliability and cost-effectiveness of our services and our ability to market our services.

Indebtedness
      As of September 30, 2006, our total liabilities were approximately $187.0 million.
      On December 31, 2004, we purchased the remaining 99.16% equity interests of TECOTA that were not owned by us and TECOTA became our wholly-owned subsidiary. TECOTA owns the building in which the NAP of the Americas is housed. We refer to this building as the NAP of the Americas building. In connection with this purchase, we paid approximately $40.0 million for the equity interests and repaid an approximately $35.0 million mortgage to which the NAP of the Americas building was subject. We financed the purchase and repayment of the mortgage from two sources. We obtained a $49.0 million first mortgage loan from Citigroup Global Markets Realty Corp., $4.0 million of the proceeds of which are restricted and can only be used to fund customer related improvements made to the NAP of the Americas in Miami. Simultaneously, we issued senior secured notes in an aggregate principal amount equal to $30.0 million and sold 306,044 shares of our common stock valued at $2.0 million to the Falcon Investors. The $49.0 million loan by Citigroup is collateralized by a first mortgage on the NAP of the Americas building and a security interest in all then existing building improvements that we have made to the building, certain of our deposit accounts and any cash flows generated from customers by virtue of their activity at the NAP of the Americas building. The mortgage loan matures in February 2009 and bears interest at a rate per annum equal to the greater of (a) 6.75% or (b) LIBOR plus 4.75% (5.38% as of September 30, 2006). In addition, if an event of default occurs under the mortgage loan agreement, we must pay interest at a default rate equal to 5% per annum in excess of the rate otherwise applicable under the mortgage loan agreement on any amount we owe to the lenders but have not paid when due until that amount is paid in full. The terms of the mortgage loan agreement require us to pay annual rent of $6.9 million to TECOTA. The senior secured notes are collateralized by substantially all of our assets other than the NAP of the Americas building, including the equity interests in our subsidiaries, bear cash interest at 9.875% per annum and “payment in kind” interest at 3.625% per annum, and mature in March 2009. In the event we achieve specified leverage ratios, the interest rate applicable to the senior secured notes will be reduced to 12.5% but will be payable in cash only. Overdue payments under the senior secured notes bear interest at a default rate equal to 2% per annum in excess of the rate of interest then borne by the senior secured notes. Our obligations under the senior secured notes are guaranteed by substantially all of our subsidiaries.
      We may redeem some or all of the senior secured notes for cash at any time. If we redeem the notes before December 31, 2006 or during the six month periods commencing on December 31, 2006, June 30, 2007, or December 31, 2007, the redemption price equals 115.0%, 107.5%, 105.0%, and 102.3%, respectively, of their principal amount, plus accrued and unpaid interest, if any, to the redemption date. After June 30, 2008, the redemption price equals 100% of their principal amounts. Also, if there is a change in control, the holders of these notes will have the right to require us to repurchase their notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest.
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
Sources and Uses of Cash
      Cash used in operations for the six months ended September 30, 2006 and 2005 was approximately $91,000 and $11.6 million, respectively. We used cash to primarily fund our operations, including cash interest payments on our debt. The decrease in cash used in operations is mainly due to a $7.3 million improvement to $810,000 in income from operations for the six months ended September 30, 2006 from a $6.5 million loss from operations for the six months ended September 30, 2005. Cash used in operations was also impacted by the timing of customer collections and vendor payments.
      Cash used in investing activities for the six months ended September 30, 2006 was $7.4 million compared to cash used in investing activities of $2.9 million for the six months ended September 30, 2005, an increase of $4.5 million. This increase is primarily due to the payments made in connection with the purchase of property and equipment for the six months ended September 30, 2006.
      Cash used in financing activities for the six months ended September 30, 2006 was $1.5 million compared to cash used in financing activities of approximately $354,000 for the quarter ended September 30, 2005, a decrease of $1.1 million. This increase is primarily due to the redemption of the Company’s Series H redeemable preferred stock for approximately $659,000 in the six months ended September 30, 2006. We also experienced in the same period a $256,000 increase in payments under capital lease obligations related to capital expenditures necessary to support business growth.
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
      The following table represents the minimum future operating and capital lease payments (principal and interest) for these commitments, as well as the combined aggregate maturities and interest for the following obligations as of September 30, 2006:

	Capital Lease	Operating		Mortgage
	Obligations	Leases	Convertible Debt	Payable	Notes Payable	Total

2007 (six months)	$697,777	$2,905,925	$3,881,250	$2,109,923	$2,912,433	$12,507,308
2008	1,037,621	4,655,067	7,762,500	4,219,846	4,275,269	21,950,303
2009	643,910	3,822,778	7,762,500	49,414,809	35,943,926	97,587,923
2010	331,042	3,779,541	90,131,250	—	—	94,241,833
2011	248,840	3,802,032	—	—	—	4,050,872
Thereafter	—	33,309,488	—	—	—	33,309,488

	$2,959,190	$52,274,831	$109,537,500	$55,744,578	$43,131,628	$263,647,727

Recent Accounting Standards
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets, and an Amendment of Accounting Pronouncements Bulletin (“APB”) Opinion No. 29”. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets contained in APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. As the provisions of SFAS No. 153 are to be applied prospectively, the adoption of SFAS No. 153 will not have an impact on our historical financial statements; however, we will assess the impact of the adoption of this pronouncement on any future nonmonetary transactions that we enter into, if any.
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

      In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires us to recognize the impact of a tax position if that position is more likely than not to be sustained based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that the adoption of FIN 48 will have on our financial position, results of operations and cash flows.
      In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of our financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006. We do not expect SAB 108 to have a material impact on our financial position, results of operations and cash flows.
      In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently in the process of evaluating the impact that the adoption of SFAS No. 157 will have on our financial position, results of operations and cash flows.
Other Factors Affecting Operating Results

We have a history of losses, expect future losses and may not achieve or sustain profitability.
      We have incurred net losses from operations in each quarter and annual period since our April 28, 2000 merger with AmTec, Inc. We incurred net losses of $37.1 million, $9.9 million and $22.5 million for the years ended March 31, 2006, 2005 and 2004, respectively. As of September 30, 2006, our accumulated deficit was $283.7 million. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds and gain new customers.

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
      Because of their greater financial resources, some of our competitors have the ability to adopt aggressive pricing policies, especially if they have been able to restructure their debt or other obligations. As a result, in the future, we may suffer from pricing pressure that would adversely affect our ability to generate revenues and adversely affect our operating results. In addition, these competitors could offer colocation on neutral terms, and may start doing so in the same metropolitan areas where we have NAP centers. Some of these competitors may also provide our target customers with additional benefits, including bundled communication services, and may do so in a manner that is more attractive to our potential customers than obtaining space in our NAP centers. We believe our neutrality provides us with an advantage over these competitors. However, if these competitors were able to adopt aggressive pricing policies together with offering colocation space, our ability to generate revenues would be materially adversely affected. We may also face competition from persons seeking to replicate our NAP concept by building new centers or converting existing centers that some of our competitors are in the process of divesting. We may experience competition from our landlords in this regard. Rather than licensing available space in our buildings to large single tenants, they may decide to convert the space instead to smaller square foot units designed for multi-tenant colocation use. Landlords may enjoy a cost effective advantage in providing similar services as our NAPs, and this could also reduce the amount of space available to us for expansion in the future. Competitors may operate more successfully or form alliances to acquire significant market share. Furthermore, enterprises that have already invested substantial resources in outsourcing arrangements may be reluctant or slow to adopt our approach that may replace, limit or compete with their existing systems. In addition, other companies may be able to attract the same potential customers that we are targeting. Once customers are located in competitors’ facilities, it may be extremely difficult to convince them to relocate to our NAP centers.
      Our success in retaining key employees and discouraging them from moving to a competitor is an important factor in our ability to remain competitive. As is common in our industry, our employees are typically compensated through grants of stock options, in addition to their regular salaries. We occasionally grant new stock options to employees as an incentive to remain with us. If we are unable to adequately maintain these stock option incentives and should employees decide to leave, this may be disruptive to our business and may adversely affect our business, financial condition and results of operations.

We anticipate that an increasing portion of our revenues will be from contracts with agencies of the United States government, and uncertainties in government contracts could adversely affect our business.
      During the year ended March 31, 2006 and the six months ended September 30, 2006, revenues under contracts with agencies of the U.S. federal government constituted 22% of our data center revenues, respectively. Generally, U.S. government contracts are also subject to oversight audits by government representatives, to profit and cost controls and limitations, and to provisions permitting modification or termination, in whole or in part, without prior notice, at the government’s convenience. In some cases, government contracts are subject to the uncertainties surrounding congressional appropriations or agency funding. Government contracts are subject to specific procurement regulations. Failure to comply with these regulations and requirements could lead to suspension or debarment from future government contracting for a period of time, which could limit our growth prospects and adversely affect our business, results of operations and financial condition. Government contracts typically have an initial term of one year. Renewal periods are exercisable at the discretion of the U.S. government. We may not be successful in winning contract awards or renewals in the future. Our failure to renew or replace U.S. government contracts when they expire could have a material adverse effect on our business, financial condition, or results of operations.

We derive a significant portion of our revenues from a few clients; accordingly, a reduction in our major clients’ demand for our services or the loss of major clients would likely impair our financial performance.
      During the quarter ended September 30, 2006, we derived approximately 22% and 7% of our data center revenues from agencies of the federal government and Blackbird Technologies, Inc. During the quarter ended September 30, 2005, we derived approximately 23% and 9% of our data center revenues from these same two customers. Because we derive a large percentage of our revenues from a few major customers, our revenues could significantly decline if we lose one or more of these customers or if the amount of business we obtain from them is reduced.

We have significant debt service obligations which will require the use of a substantial portion of our available cash.
      We are a highly leveraged company. As of September 30, 2006, our total liabilities were $187.0 million and our total stockholders’ equity was $14.2 million. Our mortgage loan and our senior secured notes are, collectively, collateralized by substantially all of our assets. In addition, in some circumstances, interest obligations payable with respect to our senior secured notes may be paid in kind by adding such interest payments to the principal amount owed under the senior secured notes increasing further our debt exposure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
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
      Substantially all of our business is dependent upon the continued operation of the NAP of the Americas building. The NAP of the Americas building and our other NAP facilities are susceptible to regional costs of power, electrical power shortages and planned or unplanned power outages caused by these shortages. A power shortage at a NAP facility may result in an increase of the cost of energy, which we may not be able to pass on to our customers. We attempt to limit exposure to system downtime by using backup generators and power supplies. Power outages, which last beyond our backup and alternative power arrangements, could harm our customers and our business.

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
      We have not entered into any financial instruments for trading purposes. However, the estimated fair value of the derivatives embedded within our 9% senior convertible notes creates a market risk exposure resulting from changes in the price of our common stock. These embedded derivatives derive their value primarily based on the price and volatility of our common stock; however, we do not expect significant changes in the near term in the one-year historical volatility of our common stock used to calculate the estimated fair value of the embedded derivatives. Other factors being equal, as of September 30, 2006, the table below provides information about the estimated fair value of the derivatives embedded within our senior convertible notes and the effect that changes in the price of our common stock are expected to have on the estimated fair value of the embedded derivatives:

Estimated Fair Value of
Price per Share of Common Stock	Embedded Derivatives

$2.00	$3,997,661
$4.00	$9,492,045
$6.00	$16,193,583
$8.00	$22,978,267
$10.00	$30,383,778
      Our exposure to market risk resulting from changes in interest rates results from the variable rate of our mortgage loan, as an increase in interest rates would result in lower earnings and increased cash outflows. The interest rate on our mortgage loan is payable at variable rates indexed to LIBOR. The effect of each 1% increase in the LIBOR rate (5.38% at September 30, 2006) would result in an annual increase in interest expense of approximately $469,000. Based on the U.S. yield curve as of September 30, 2006 and other available information, we project interest expense on our variable rate debt to increase approximately $160,000, $152,000, $148,000 and $147,000 for the years ended September 30, 2007, 2008, 2009, and 2010 respectively.
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
      As of September 30, 2006, approximately 85% of our recognized revenue is denominated in U.S. dollars, generated mostly from customers in the U.S., and our exposure to foreign currency exchange rate fluctuations has been minimal. In the future, a larger portion of our revenues may be derived from operations outside of the U.S. and may be denominated in foreign currency. As a result, future operating results or cash flows could be impacted due to currency fluctuations relative to the U.S. dollar.
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

(a)	Evaluation of Disclosure Controls and Procedures
      Our principal executive and financial officers have conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Exchange Act of 1934 (the “Exchange Act”) to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Internal Control Over Financial Reporting
      There has been no change in our internal control over financial reporting during the six months ended September 30, 2006 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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
      On November 8, 2006, we entered into an agreement with Guillermo Amore, one of our directors, commencing October 20, 2006, engaging Mr. Amore as an independent consultant. The agreement is for a term of one year after which it renews automatically for successive one-year periods. Either party may terminate the agreement by providing 90 days notice. The agreement provides for an annual compensation of $240,000, payable monthly. In addition, our board of directors approved the issuance to Mr. Amore of 50,000 shares of our nonvested stock pursuant to the terms of our 2005 Executive Incentive Compensation Plan. The shares of nonvested stock vest over a period of one year.

Item 6.	Exhibits.
      The following exhibits, which are furnished with this Quarterly Report or incorporated herein by reference, are filed as part of this Quarterly Report.

Exhibit
Number	Exhibit Description

10.1	Consulting Agreement, dated November 8, 2006, by and between the Company and Guillermo Amore

10.2	First Amendment, dated as of October 31, 2006, to Loan Agreement dated as of December 31, 2004, by and among Technology Center of the Americas, LLC, as Borrower, Citigroup Global Markets Realty Corp., as Agent and each Lender signatory thereto

10.3	Employment Agreement, dated as of November 8, 2006, by and between the Company and Adam T. Smith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Exhibit Description

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November, 2006.

TERREMARK WORLDWIDE, INC.

By:	/s/ MANUEL D. MEDINA

Manuel D. Medina
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

TERREMARK WORLDWIDE, INC.

By:	/s/ JOSE A. SEGRERA

Jose A. Segrera
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)