Form 10-Q
period 2006-12-31
TERREMARK WORLDWIDE INC
filed 2007-02-09
CIK 912890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2007

Common stock, $0.001 par value per share	44,804,147 shares

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2006	2006

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,406,931	$20,401,934
Restricted cash	726,696	474,073
Accounts receivable, net of allowance for doubtful accounts of $860,000 and $200,000	17,251,997	10,951,827
Current portion of capital lease receivable	2,687,578	2,507,029
Prepaid expenses and other current assets	3,601,222	2,558,942

Total current assets	$37,674,424	$36,893,805
Restricted cash	2,428,436	3,814,842
Property and equipment, net of accumulated depreciation of $33,896,807 and $26,331,368	131,838,978	129,893,318
Debt issuance costs, net of accumulated amortization of $4,271,891 and $2,810,403	5,831,578	6,963,232
Other assets	4,596,972	2,695,616
Capital lease receivable, net of current portion	2,608,900	4,004,449
Intangibles, net of accumulated amortization of $1,105,000 and $520,000	3,095,000	3,680,000
Goodwill	16,771,189	16,771,189

Total assets	$204,845,477	$204,716,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$2,288,747	$1,890,108
Accounts payable and other current liabilities	27,269,303	20,822,624
Interest payable	1,649,110	3,833,288
Series H redeemable convertible preferred stock	—	646,693

Total current liabilities	$31,207,160	$27,192,713
Mortgage payable, less current portion	45,603,967	45,795,552
Convertible debt	63,726,466	59,102,452
Derivatives embedded within convertible debt, at estimated fair value	17,728,429	24,960,750
Notes payable, less current portion	27,760,905	25,614,140
Deferred rent and other liabilities	3,317,826	3,267,481
Capital lease obligations, less current portion	1,858,671	852,311
Deferred revenue	3,913,575	4,094,735

Total liabilities	$195,116,999	$190,880,134

Commitments and contingencies	—	—

Stockholders’ equity:
Series I convertible preferred stock: $.001 par value, 323 and 339 shares issued and outstanding (liquidation value of approximately $8.3 million and $8.6 million)	$1	$1
Common stock: $.001 par value, 100,000,000 shares authorized; 45,160,661 and 44,490,352 shares issued	45,160	44,490
Common stock warrants	12,946,698	13,251,660
Common stock options	582,004	582,004
Additional paid-in capital	294,943,024	291,607,528
Deferred compensation	(2,711,032)	—
Accumulated deficit	(295,935,795)	(283,823,243)
Accumulated other comprehensive loss	40,960	(317,756)
Treasury stock: — and 865,202 shares	—	(7,220,637)
Notes receivable	(182,542)	(287,730)

Total stockholders’ equity	$9,728,478	$13,836,317

Total liabilities and stockholders’ equity	$204,845,477	$204,716,451

See accompanying notes to condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	December 31,		December 31,

	2006	2005	2006	2005

Revenues	$70,256,172	$43,513,944	$24,668,688	$18,881,744

Expenses
Cost of revenues, excluding depreciation	39,432,627	27,252,117	12,972,865	11,522,260
General and administrative	12,571,132	10,972,117	4,909,434	3,288,032
Sales and marketing	8,353,144	6,055,976	3,092,270	2,275,843
Depreciation and amortization	8,104,675	6,196,397	2,709,116	2,284,781

Operating expenses	68,461,578	50,476,607	23,683,685	19,370,916

Income (loss) from operations	1,794,594	(6,962,663)	985,003	(489,172)

Other income (expenses)
Change in fair value of derivatives embedded within convertible debt	7,232,321	8,555,138	(4,985,854)	(1,422,538)
Interest expense	(20,397,985)	(18,615,512)	(6,908,695)	(6,313,518)
Interest income	852,446	1,360,626	270,852	461,192
Gain on sale of asset	—	499,388	—	—
Other, net	(36,776)	(144,584)	(2,162)	(78,447)

Total other income (expenses)	(12,349,994)	(8,344,944)	(11,625,859)	(7,353,311)

Loss before income taxes	(10,555,400)	(15,307,607)	(10,640,856)	(7,842,483)
Income taxes	135,000	—	135,000	—

Net loss	(10,690,400)	(15,307,607)	(10,775,856)	(7,842,483)
Preferred dividend	(487,500)	(557,189)	(161,700)	(184,700)

Net loss attributable to common stockholders	$(11,177,900)	$(15,864,796)	$(10,937,556)	$(8,027,183)

Net loss per common share:
Basic and diluted	$(0.26)	$(0.37)	$(0.25)	$(0.18)

Weighted average common shares outstanding — basic and diluted	43,778,619	42,760,894	43,937,776	43,539,750

See accompanying notes to condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

		Common Stock
		Par Value $.001							Accumulated
						Additional			Other
	Preferred	Issued		Common Stock	Common Stock	Paid-in	Deferred	Accumulated	Comprehensive	Treasury	Notes
	Stock Series I	Shares	Amount	Warrants	Options	Capital	Compensation	Deficit	Loss	Stock	Receivable	Total

Balance at March 31, 2006	$1	44,490,352	$44,490	$13,251,660	$582,004	$291,607,528	—	$(283,823,243)	$(317,756)	$(7,220,637)	$(287,730)	$13,836,317
Conversion of preferred stock	—	53,637	53	—	—	2,225	—	—	—	—	—	2,278
Exercise of stock options	—	48,672	48	—	—	243,866	—	—	—	—	—	243,914
Warrants issued in exchange for services	—	—	—	92,988	—	—	—	—	—	—	—	92,988
Accrued dividends on preferred stock	—	—	—	—	—	(487,379)	—	—	—	—	—	(487,379)
Expiration of warrants	—	—	—	(397,950)	—	397,950	—	—	—	—	—	—
Stock tendered in payment of services	—	65,500	66	—	—	340,020	—	—	—	—	—	340,086
Issuance of nonvested stock	—	502,500	503	—	—	2,798,423	(2,798,926)	—	—	—	—	—
Amortization of nonvested stock	—	—	—	—	—	—	87,894	—	—	—	—	87,894
Compensation expense	—	—	—	—	—	40,391	—	—	—	—	—	40,391
Sale of treasury stock	—	—	—	—	—	—	—	(1,422,152)	—	7,220,637	—	5,798,485
Repayments of loans issued to employees	—	—	—	—	—	—	—	—	—	—	128,320	128,320
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	358,716	—	(23,132)	335,584
Net loss	—	—	—	—	—	—	—	(10,690,400)	—	—	—	(10,690,400)

Total comprehensive loss	—	—	—	—	—	—	—	(10,690,400)	358,716	—	(23,132)	(10,354,816)

Balance at December 31, 2006	$1	45,160,661	$45,160	$12,946,698	$582,004	$294,943,024	$(2,711,032)	$(295,935,795)	$40,960	$—	$(182,542)	$9,728,478

See accompanying notes to condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	December 31,

	2006	2005

	(Unaudited)
Cash flows from operating activities:
Net loss	$(10,690,400)	$(15,307,607)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of long-lived assets	8,104,675	6,196,397
Share-based compensation	403,735	—
Change in estimated fair value of embedded derivatives	(7,232,321)	(8,555,138)
Accretion on convertible debt and mortgage payables	5,015,903	4,072,678
Amortization of discount on notes payable	1,014,150	822,681
Interest payment in kind on notes payable	1,132,616	546,214
Amortization of debt issue costs	1,477,169	1,372,883
Provision for bad debt	710,742	285,149
Warrants issued for services	92,988	45,226
Loss on disposal of property and equipment	—	174,747
Gain on sale of asset	—	(499,388)
Other, net	—	(372,441)
(Increase) decrease in:
Restricted cash	(240,690)	684,809
Accounts receivable	(5,975,950)	(5,325,684)
Capital lease receivable	1,324,627	1,110,011
Prepaid and other assets	(2,253,920)	(2,193,637)
Increase (decrease) in:
Accounts payable and accrued expenses	4,279,639	2,240,645
Interest payable	(2,184,178)	(806,728)
Deferred revenue	3,194,196	2,694,018
Deferred rent and other liabilities	273,180	(12,716)

Net cash used in operating activities	(1,553,839)	(12,827,881)

Cash flows from investing activities:
Purchases of property and equipment	(10,119,444)	(4,979,793)
Restricted cash	1,374,473	448,228
Acquisition of Dedigate	—	228,423
Proceeds from sale of assets	—	762,046
Repayments of notes receivable	105,188	24,762
Issuance of notes receivable	—	(344,530)

Net cash used in investing activities	(8,639,783)	(3,860,864)

Cash flows from financing activities:
Payments on loans and mortgage payable	(541,684)	(4,748,810)
Payments under capital lease obligations	(660,798)	(312,878)
Payments of preferred stock dividends	(657,200)	(212,700)
Debt issuance costs	(337,405)	(5,405)
Redemption of preferred stock	(646,693)	—
Sale of treasury stock	5,798,485	—
Proceeds from exercise of stock options and warrants	243,914	232,733

Net cash provided by (used in) financing activities	3,198,619	(5,047,060)

Net decrease in cash	(6,995,003)	(21,735,805)
Cash and cash equivalents at beginning of period	20,401,934	44,001,144

Cash and cash equivalents at end of period	$13,406,931	$22,265,339

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

2.	Summary of Significant Accounting Policies
      The accompanying unaudited condensed consolidated financial statements include the accounts of Terremark Worldwide, Inc. and all entities in which Terremark Worldwide, Inc. has a controlling voting interest (“subsidiaries”) which are required to be consolidated in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). All significant intercompany accounts and transactions between consolidated companies have been eliminated in consolidation. The condensed consolidated financial statements presented herein reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows of the Company, and all such adjustments are of a normal and recurring nature.

Reclassifications
      Certain reclassifications have been made to the prior period’s condensed consolidated financial statements to conform to the current presentation.

Use of estimates
      The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from the amounts estimated include revenue recognition, allowance for bad debts, derivatives, income taxes, impairment of long-lived assets, share-based compensation and goodwill.

Revenue and profit recognition
      Revenues consist of monthly recurring fees for colocation, exchange point, and managed and professional services fees. Colocation revenues also include monthly rental income for unconditioned space in the NAP of the Americas. Revenues from colocation and exchange point services, as well as rental income for unconditioned space, are recognized ratably over the term of the contract. Installation fees and related direct costs are deferred and recognized ratably over the expected life of the customer installation which is estimated to be 36 to 48 months. Managed and professional services, including procurement of equipment, are recognized in the period in which the services are provided. Revenue from contract settlements is generally recognized when collectibility is reasonably assured and no remaining performance obligation exists.
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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Significant concentrations
      Agencies of the federal government accounted for approximately 22% of revenues for the nine and three months ended December 31, 2006. No other customer accounted for more than 10% of revenues for the nine and three months ended December 31, 2006. Agencies of the federal government and Blackbird Technologies, Inc. accounted for approximately 18% and 13%, respectively, of revenues for the nine months ended December 31, 2005. The same two customers accounted for approximately 13% and 16%, respectively, of revenues for the three months ended December 31, 2005.
     Share-Based Compensation
      On August 9, 2005, the Company’s Board of Directors adopted the 2005 Executive Incentive Compensation Plan, which was approved by the Company’s shareholders on September 23, 2005. This comprehensive plan superseded and replaced all of the Company’s pre-existing stock option plans. Under the 2005 Executive Incentive Compensation Plan, the Compensation Committee has the authority to grant share-based incentive awards to executives, key employees, directors, and consultants, including stock options, stock appreciation rights, or SARs, nonvested stock (commonly referred to as restricted stock), deferred stock, other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property (collectively, the “Awards”). Under the 2005 Executive Incentive Compensation Plan, the Company has reserved for issuance an aggregate of 1,000,000 shares of common stock. Awards granted generally vest over three years with one third vesting each year from the date of grant and generally expire ten years from the date of grant.
      Prior to the adoption of SFAS No. 123(R), the Compensation Committee of the Company’s Board of Directors approved the immediate vesting, effective as of March 31, 2006, of all unvested stock options previously granted under the Company’s stock option and executive compensation plans. The options affected by this accelerated vesting had exercise prices ranging from $2.79 to $16.50. As a result of the accelerated vesting, options to purchase approximately 464,000 shares became immediately exercisable. All other terms of these options remain unchanged. The decision of the Compensation Committee to accelerate the vesting of all outstanding options was made primarily to reduce compensation expense that otherwise would be recorded starting with the three months ending June 30, 2006. The future compensation expense that will be avoided is approximately $1,500,000, $900,000, and $170,000 in the fiscal years ended March 31, 2007, 2008, and 2009, respectively.
      The Company adopted the provisions of, and accounts for share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment,” and related pronouncements (“SFAS 123(R)”), during the first quarter ended June 30, 2006. The Company has elected to apply the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date for all stock-based awards made to employees and directors based on the fair value of the award using an option-pricing model and is recognized as expense over the requisite service period, which is generally the vesting period. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      A summary of the status of the Company’s stock options, as of March 31, 2006, and December 31, 2006, and changes during the nine months ended December 31, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at March 31, 2006	2,289,652	$11.25
Granted	350,000	5.57
Exercised	43,355	5.05
Forfeited	149,716	23.00

Outstanding at December 31, 2006	2,446,581	$9.83	6.64	$(7,610,867)

Exercisable at December 31, 2006	2,096,581	$10.54	6.10	$(8,013,367)

      The weighted average grant date fair value of options granted during the nine months ended December 31, 2006 and 2005 was $4.85 and $4.69, respectively. As of December 31, 2006, the future compensation expense related to unvested options that will be recognized is approximately $1,700,000. The cost is expected to be recognized over a weighted average period of 2.9 years. The Company recognized approximately $40,000 of share-based compensation expense, associated with options, for the nine and three months ended December 31, 2006. The total intrinsic value of stock options exercised during the nine and three months ended December 31, 2006 was approximately $86,000 and $27,000, respectively. The intrinsic value is calculated as the difference between the market value on the date of the exercise and the exercise price of the shares. The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Outstanding	Contractual Life	Exercise Price	Options	Exercise Price
Range of Exercise Prices	Options	(Years)	(Outstanding)	Exercisable	(Exercisable)

$2.50 — 5.00	329,050	7.35	$3.94	329,050	$3.94
$5.01 — 10.00	1,671,773	7.35	6.16	1,321,773	6.31
$10.00 — 20.00	114,321	3.51	15.02	114,321	15.02
$20.01 — 30.00	14,460	3.84	24.65	14,460	24.65
$30.01 — 50.00	316,977	3.44	32.77	316,977	32.77

	2,446,581	6.64	$9.83	2,096,581	$10.54

      The Company recorded deferred compensation in connection with nonvested stock grants equal to the fair market value of the common stock on the date of grant. Deferred compensation is being recognized ratably as share-based compensation expense over the applicable vesting period. As of December 31, 2006, the future compensation expense related to nonvested stock that will be recognized is approximately $2,700.000. The cost is expected to be recognized over a weighted average period of 2.8 years. The Company recognized approximately $363,000 of share-based compensation expense, associated with nonvested stock, for the nine and three months ended December 31, 2006. A summary of the Company’s

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
nonvested stock, as of March 31, 2006, and December 31, 2006, and changes during the nine months ended December 31, 2006 is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value

Outstanding at March 31, 2006	—	$—
Granted	567,800	5.55
Restricted lapsed	—	—
Canceled	—	—

Outstanding at December 31, 2006	567,800	$5.55

      Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no share-based compensation expense for employee stock options had generally been recognized in the Company’s consolidated statements of operations because the exercise price of its stock options granted to employees and directors since the date of our initial public offering generally equaled the fair market value of the underlying stock at the date of grant.
      The Company also provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation  — Transition and Disclosures.” For the nine and three months ended December 31, 2005, all employee stock option awards were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Pro forma information for the nine and three months ended December 31, 2005 is as follows:

	For the Nine Months Ended	For the Three Months Ended
	December 31, 2005	December 31, 2005

Net loss attributable to common stockholders as reported	$(15,864,796)	$(8,027,183)
Incremental share-based compensation if the fair value method had been adopted	(969,523)	(313,614)

Pro forma net loss attributable to common stockholders	$(16,834,319)	$(8,340,797)

Basic and diluted net loss per common share — as reported	$(0.37)	$(0.18)

Basic and diluted net loss per common share — pro forma	$(0.39)	$(0.19)

      The assumptions used to value stock options were as follows:

	For the Nine Months Ended

	December 31,	December 31,
	2006	2005

Risk-free interest rate	4.54%	3.69% - 4.40%
Volatility	118%	112% - 118%
Expected term	6 years	5 years
Expected dividends	0%	0%

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted under the Company’s stock option plans. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards; actual and projected employee stock option exercise behaviors, which is referred to as expected term; risk-free interest rate and expected dividends.
      The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in SAB 107. Expected volatility is based on the combination of the historical volatility of the Company’s common stock and the Company’s peer group’s common stock over the period commensurate with the expected term of the award. The Company bases the risk-free interest rate that it uses in its option-pricing models on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on its equity awards. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in its option-pricing models. If factors change and the Company employs different assumptions for estimating share-based compensation expense in future periods or if it decides to use a different valuation model in the future, the future periods may differ significantly from what the Company has recorded in the current period and could materially affect its operating results, net income or loss and net income or loss per share.

Stock warrants
      The Company uses the fair value method to value warrants granted to non-employees. Some warrants vest over time and some vest upon issuance. The Company determines the fair value for non-employee warrants using the Black-Scholes option-pricing model with the same assumptions used for employee grants, except for the expected life, which was assumed to be between 1 and 7 years. When warrants to acquire the Company’s common stock are issued in connection with the sale of debt or other securities, aggregate proceeds from the sale of the warrants and other securities are allocated among all instruments issued based on their relative fair market values. Any resulting discount from the face value of debt is amortized to interest expense using the effective interest method over the term of the debt.

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
      The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods indicated:

	For the Nine Months		For the Three Months
	Ended December 31,		Ended December 31,

	2006	2005	2006	2005

Senior Convertible Notes	6,900,000	6,900,000	6,900,000	6,900,000
Early conversion incentive	1,540,772	2,677,471	1,347,714	3,090,840
Common stock warrants	2,637,136	2,712,136	2,637,136	2,712,136
Common stock options	2,446,581	2,334,080	2,446,581	2,334,080
Nonvested stock	502,800	—	502,800	—
Series I convertible preferred stock	1,086,731	1,229,443	1,077,667	1,208,263
Series H redeemable convertible preferred stock	16,357	29,400	—	29,400

Other comprehensive loss
      Other comprehensive loss presents a measure of all changes in stockholders’ equity except for changes resulting from transactions with stockholders in their capacity as stockholders. Other comprehensive loss consists of net income (loss) and foreign currency translation adjustments, which is presented in the accompanying consolidated statement of stockholders’ equity.
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

Recent Accounting Standards
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets, and an Amendment of Accounting Pronouncements Bulletin (“APB”) Opinion No. 29”. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets contained in APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. As the provisions of SFAS No. 153 are to be applied prospectively, the adoption of SFAS No. 153 will not have an impact on the Company’s historical financial statements; however, the Company will assess the impact of the adoption of this pronouncement on any future nonmonetary transactions that entered into, if any.

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
      In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires us to recognize the impact of a tax position if that position is more likely than not to be sustained based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its financial position, results of operations and cash flows.
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
      On December 21, 2006, the FASB issued FASB Staff Position (“FSP”) No. EITF 00-19-2 “Accounting for Registration Payment Arrangements.” Under this FSP, contingently payable registration

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
payment arrangements are accounted for separately from and do not affect the classification of the underlying shares, warrants, or other financial instruments subject to the registration payment provisions. A liability for a registration payment arrangements should be recognized when payment is probable and the amount is reasonably estimable, whether at inception or during the life of the arrangement (in accordance with FASB Statement No. 5, Accounting for Contingencies). The FSP is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified after December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into before December 21, 2006, companies are required to report transition through a cumulative-effect adjustment to the opening balance of retained earnings in fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any of this FSP on its financial statements; however the Company does not expect the effects of adoption to have a material impact on its financial position, results of operations and cash flows.
      In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”. The scope of EITF Issue No. 06-3 includes any transaction-based tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. The scope does not include taxes that are based on gross receipts or total revenues imposed during the inventory procurement process. Gross versus net income statement classification of that tax is an accounting policy decision and a voluntary change would be considered a change in accounting policy requiring the application of SFAS No. 154, “Accounting Changes and Error Corrections”. The EITF Issue No. 06-3 ratified consensus is effective for interim and annual periods beginning after December 15, 2006. The Company does not expect the adoption of ETIF Issue No. 06-3 to have a material impact on its financial position, results of operations and cash flows.

3.	Mortgage Payable
      In connection with the purchase of TECOTA, the Company obtained a $49.0 million loan from CitiGroup Global Markets Realty Corp., $4.0 million of which is restricted and can only be used to fund customer related capital improvements made to the NAP of the Americas in Miami. This loan is collateralized by a first mortgage on the NAP of the Americas building and a security interest in all the existing building improvements that the Company has made to the building, certain of the Company’s deposit accounts and any cash flows generated from customers by virtue of their activity at the NAP of the Americas building. The loan bears interest at a rate per annum equal to the greater of 6.75% or LIBOR (5.34% at December 31, 2006) plus 4.75%, and matures in February 2009. This mortgage loan includes numerous covenants imposing significant financial and operating restrictions on the Company’s business. See Note 7.
      In connection with this financing, the Company issued to Citigroup Global Markets Realty Corp., for no additional consideration, warrants to purchase an aggregate of 500,000 shares of the Company’s common stock. Those warrants expire on December 31, 2011 and are divided into four equal tranches that differ only with respect to the applicable exercise prices, which are $6.80, $7.40, $8.10 and $8.70, respectively. The warrants were valued by an independent appraiser at approximately $2,200,000, which was recorded as a discount to the debt principal. Proceeds from the issuance of the mortgage note payable and the warrants were allocated based on their relative fair values. The costs related to the issuance of the mortgage loan were deferred and amounted to approximately $1,570,000. The discount to the debt principal and the debt issuance costs are being amortized to interest expense using the effective interest method over the term of the mortgage loan. The effective interest rate of the mortgage loan is 8.6%.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4.	Restricted Cash
      Restricted cash consists of:

	December 31,	March 31,
	2006	2006

Capital improvements reserve	$842,571	$2,217,044
Security deposits under operating leases	1,585,865	1,597,798
Escrow deposits under mortgage loan agreement	726,696	474,073

	3,155,132	4,288,915
Less: current portion	(726,696)	(474,073)

	$2,428,436	$3,814,842

5.	Convertible Debt
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
      The Senior Convertible Notes rank pari passu with all existing and future unsecured and unsubordinated indebtedness, senior in right of payment to all existing and future subordinated indebtedness, and rank junior to any future secured indebtedness. If there is a change in control of the Company, the holders have the right to require the Company to repurchase their notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest (the “Repurchase Price”). If a change in control occurs and at least 50% of the consideration for the Company’s common stock consists of cash, the holders of the Senior Convertible Notes may elect to receive the greater of the Repurchase Price or the Total Redemption Amount. The Total Redemption Amount will be equal to the product of (x) the average closing prices of the Company’s common stock for the five trading days prior to announcement of the change in control and (y) the quotient of $1,000 divided by the applicable conversion price of the Senior Convertible Notes, plus a make whole premium of $90 per $1,000 of principal if the change in control takes place before June 16, 2008 reducing to $45 per $1,000 of principal if the change in control takes place between June 16, 2008 and December 15, 2008. If the Company issues a cash dividend on its common stock, it will pay contingent interest to the holders of the Senior Convertible Notes equal to the product of the per share cash dividend and the number of shares of common stock issuable upon conversion of each holder’s note.
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
      The Company estimated that the embedded derivatives at March 31, 2006 had an estimated fair value of $24,960,750 and at December 31, 2006 the estimated fair value was $17,728,429 resulting from the conversion option. The change of $7,232,321 in the estimated fair value of the embedded derivatives was recognized as other income in the nine months ended December 31, 2006. For the three months ended December 31, 2006, the change in the estimated fair value of the embedded derivatives was an increase of $4,985,854 and was recognized as other expenses.

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
      The Company contemporaneously issued to the Falcon Investors, for no additional consideration, warrants to purchase an aggregate of 1.5 million shares of the Company’s common stock. Those warrants expire on December 30, 2011 and are divided into four equal tranches that differ only in respect of the applicable exercise prices, which are $6.90, $7.50, $8.20 and $8.80, respectively. The warrants were valued by a third party at approximately $6,600,000, which was recorded as a discount to the debt principal. Proceeds from the issuance of the senior secured notes and the warrants were allocated based on their relative fair values. The costs related to the issuance of the Senior Secured Notes were deferred and amounted to approximately $1,813,000. The discount to the debt principal and the debt issuance costs are

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
being amortized to interest expense using the effective interest rate method over the term of the Senior Secured Notes. The effective interest rate of these notes is 21.4%.
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

8.	Series H Redeemable Convertible Preferred Stock
      In August 2006, the holder of all 294 shares of the Company’s Series H Redeemable Preferred Stock exercised its right to require the Company to redeem all of such shares. Accordingly, the Company paid the Series H holder $659,188, representing the aggregate liquidation value, including accrued dividends of $159,188.

9.	Changes in Stockholder’s Equity

Conversion of preferred stock
      During the nine months ended December 31, 2006, at the discretion of the Series I holders, 16 shares of the Series I preferred stock were converted to 53,637 shares of common stock.

Exercise of employee stock options
      During the nine months ended December 31, 2006, the Company issued 48,672 shares of its common stock in conjunction with the exercise of options. The exercise price of the options ranged from $2.70 to $6.80.

Issuance of warrants
      In April 2006, the Company issued 12,500 warrants with an estimated fair value of $92,988 in connection with consulting services.

Sale of treasury shares
      In December 2006, the Board of Directors approved the sale, to a third party, of 865,202 shares of the Company’s treasury stock at the market rate of $6.75 per share. Proceeds from the sale of this stock

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
amounted to $5,798,484, net of commissions. At December 31, 2006 the Company does not have any treasury stock.

Loans issued to employees
      On August 5, 2005, the Company acquired all of the outstanding common stock of a managed host services provider in Europe. In connection with this acquisition, the Company extended loans to certain employees of the acquiree to exercise their stock options. The acquiree shares received upon exercise of those options were then exchanged for shares of the Company’s common stock under the terms of the acquisition. The loans are evidenced by full recourse promissory notes, bear interest at 2.50% per annum, mature in August 2007 and are collateralized by the shares of stock acquired with the loan proceeds. The outstanding principal balance on such loans, net of repayments, is reflected as a reduction to stockholders’ equity in the accompanying condensed consolidated balance sheet at December 31, 2006.

10.	Related Party Transactions
      Due to the nature of the following relationships, the terms of the respective agreements may not be the same as those that would result from transactions among wholly unrelated parties.
      Following is a summary of transactions for the nine and three months ended December 31, 2006 and 2005 and balances with related parties included in the accompanying condensed consolidated balance sheet as of December 31, 2006 and March 31, 2006:

	For the Nine Months Ended		For the Three Months Ended
	December 31,		December 31,

	2006	2005	2006	2005

Services purchased from related party	$497,948	$902,952	$25,805	$290,759
Interest income from shareholder	20,023	22,189	5,888	7,937
Services provided to a related party	68,350	21,083	17,400	5,745
Services from directors	612,273	162,000	382,273	82,000

	December 31,	March 31,
	2006	2006

Other assets	$417,806	$452,444
Note receivable — related party	188,583	287,730
      The Company has entered into consulting agreements with two members of its board of directors and into an employment agreement with another board member. One consulting agreement provided for an annual compensation of $250,000 and expired in May 2005. This agreement was renewed in November 2006, effective as of October 2006, for annual compensation of $240,000, payable monthly. In addition, in October 2006, the Company’s board of directors approved the issuance to this director of 50,000 shares of nonvested stock vesting over a period of one year. The remaining consulting agreement and employment agreement provide for annual compensation aggregating $160,000.
      The Company’s Chief Executive Officer has a minority interest in Fusion Telecommunications International, Inc. and the Company purchased $465,353 and $1,415 in services for the nine and three months ended December 31, 2006. The services purchased from this related party are included in the $497,948 and $25,805 for the nine and three months ended December 31, 2006, respectively.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.	Revenues
      Revenues consist of the following:

	For the Nine Months		For the Three Months
	Ended December 31,		Ended December 31,

	2006	2005	2006	2005

Colocation	$29,950,588	$20,138,143	$11,366,030	$7,543,418
Managed and professional services	31,124,212	17,437,228	10,839,318	8,796,015
Exchange point services	6,458,776	4,511,790	2,396,708	1,768,210
Equipment resales	2,671,881	1,420,593	66,632	774,101
Other	50,715	6,190	—	—

	$70,256,172	$43,513,944	$24,668,688	$18,881,744

      Total arrangement consideration for managed web hosting solutions may include the procurement of equipment. Amounts allocated to equipment sold under these arrangements and included in managed and professional services were $1,511,515 and $719,245 for the nine and three months ended December 31, 2006 and $367,503 and $247,850 for the nine and three months ended December 31, 2005. Sales of managed web hosting solutions commenced in August 2005.

12.	Information About the Company’s Operating Segments
      As of March 31, 2006 and December 31, 2006, the Company had two reportable business segments; data center operations and real estate services. The Company’s reportable segments are strategic business operations that offer different products and services. The data center operations segment provides Tier 1 NAP, Internet infrastructure and managed services in a data center environment. This segment also provides NAP development and technology infrastructure build out services. All other real estate activities are included in real estate services. The real estate segment provided construction and property management services. The Company had no activity in the real estate segment for the nine and three months ended December 31, 2006 and 2005.

13.	Supplemental Cash Flow Information

	For the Nine Months Ended
	December 31,

	2006	2005

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,573,969	$12,607,785
Non-cash operating, investing and financing activities:
Assets acquired under capital leases	1,657,839	270,265
Non-cash preferred dividends	487,379	173,383
Warrants exercised and converted to equity	—	84,224
Warrants issued for services	92,988	45,226
Net assets acquired in exchange for common stock	—	10,755,200
Conversion of preferred stock to equity	2,279	—
Stock tendered in payment of services	340,086	—
Expiration of warrants	397,950	—

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

14.	Subsequent Event
      On January 5, 2007, the Company entered into a Purchase Agreement with Credit Suisse, Cayman Islands Branch and Credit Suisse, International (the “Purchasers”), for the sale of (i) $10 million aggregate principal amount of the Company’s Senior Subordinated Secured Notes due June 30, 2009 (the “Series A Notes”) to Credit Suisse, Cayman Islands Branch, and (ii) $4 million in aggregate principal amount of the Company’s 0.5% Senior Subordinated Convertible Notes due June 30, 2009 to Credit Suisse, International (the “Series B Notes”) issued pursuant to an Indenture between the Company and The Bank of New York Trust Company, N.A., as trustee (the “Indenture”). The Company and its subsidiaries are subject to certain covenants and restrictions specified in the Purchase Agreement including covenants that restrict their ability to pay dividends, make certain distributions or investments and incur certain indebtedness. The Series A and Series B Notes were issued to partially fund the Company’s previously announced expansion plans.
      The Series A Notes bear interest at the Eurodollar Rate, as calculated under terms of the Series A Note, plus 8.00% (increasing on January 1, 2009 to the Eurodollar Rate plus 9.00% through the maturity date). All interest under the Series A Notes is “payable in kind” and will be added to the principal amount of the Series A Notes quarterly beginning March 30, 2007. The Series A Notes are secured by substantially all of the Company and its subsidiaries’ assets, other than the NAP of the Americas building, pursuant to the terms of the Security Agreement dated January 5, 2007 among the Company, the guarantors named therein and Credit Suisse, Cayman Islands Branch, as agent (the “Security Agreement”). The Company’s obligations under the Series A Notes are guaranteed by substantially all of the Company’s subsidiaries.
      The Series B Notes bear interest at 0.5% per annum for the first 24 months increasing thereafter to 1.50% until maturity. All interest under the Series B Notes is “payable in kind” and will be added to the principal amount of the Series B Notes semi-annually beginning July 1, 2007. The Series B Notes are convertible into shares of the Company’s common stock, $0.001 par value per share at the option of the holders, at $8.14 per share subject to certain adjustments set forth in the Indenture, including customary anti-dilution provisions.
      The Series A and B Notes have a change in control provision that provides to the holders the right to require the Company to repurchase their notes in cash at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest.
      The Company may at its option, redeem the Series A Notes, in whole or in part at any time prior to the stated maturity, at the then outstanding balance of such notes. The Company may redeem, at its option, all of the Series B Notes on any interest payment date after June 5, 2007 at a redemption price equal to (i) certain amounts set forth in the Indenture (expressed as percentages of the principal amount outstanding on the date of redemption), plus (ii) the amount (if any) by which the fair market value on such date of the Common Stock into which the Series B Notes are then convertible exceeds the principal amount of the Series B Notes on such date, plus (iii) accrued, but unpaid interest if redeemed during certain monthly periods following the closing date.
      The Company also paid an arrangement fee (the “Arrangement Fee”) to Credit Suisse, International as consideration for its services in connection with the Series B Notes, in the amount of 145,985 shares of Common Stock (the “Fee Shares”), which shares had a value of approximately $1,000,000 based on the then quoted market price of the Company’s common stock. The Company also granted Credit Suisse, International certain registration rights pursuant to the Registration Rights Agreement dated January 5, 2007 in connection with the Common Stock underlying the Series B Notes and the Fee Shares, including the right to have such shares registered with the Securities and Exchange Commission. The Company is

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
required to file with the Securities and Exchange Commission a registration statement covering shares of the Company’s common stock issued to Credit Suisse as an arrangement fee and issuable upon conversion of the Company’s senior subordinated convertible notes. In the event the Company fails to cause the registration statement to be declared effective by July 4, 2007, or if the registration statement ceases to be effective at any time thereafter (subject to customary grace periods equal to 90 days in any 12 month period), the Company may incur liquidated damages in an amount equal to 0.5% of the total $4,000,000 proceeds received by the Company for each 30 days such effectiveness failure remains (pro rated for periods that are less than 30 days in duration).
      On January 5, 2007, the Company also entered into a capital lease facility commitment letter with Credit Suisse for lease financing in the amount of up to $13,250,000 (the “Lease Financing Commitment”) for certain specified properties. In connection with the Lease Financing Commitment, the Company is required to commence accruing a commitment fee of 550 basis points based on the available portion under the Lease Financing Commitment beginning on January 1, 2007. If the Company elects any early buy-out option of the contemplated lease financings as defined, the Company would be required to offer to repurchase the Series A Notes at an offer price in cash equal to 100% of the principal amount of thereof plus accrued and unpaid interest.
      In connection with and consideration for the consent of the holders of the Senior Secured Notes to the Company’s issuance of the Series A Notes, Series B Notes and Lease Financing Commitment, on January 5, 2007, the Company entered into an Amendment, Consent and Waiver (the “Falcon Amendment”) that provides for certain amendments, consents and waivers to the terms of the Purchase Agreement dated December 31, 2004 specifically the terms relating to the $30 million aggregate principal amount of the Company’s Senior Secured Notes due 2009. The Falcon Amendment provides for: (i) a reduction in the call premium from 7.5% to 5.0% immediately instead of on June 30, 2007 and (ii) an immediate 1.0% increase in the accrued interest rate followed by additional 0.25% quarterly interest rate increase for each quarter during the four quarters beginning July 1, 2007; provided however, that in the event the Senior Secured Notes are redeemed prior to the first anniversary of the Falcon Amendment, a minimum of $300,000 in additional interest shall be required to be paid on the Senior Secured Notes in connection with any such early redemption.
      The Company is currently evaluating all of the aforementioned financial instruments to determine the appropriate accounting treatment.

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
Recent Events
      In December 2006, the Board of Directors approved the sale to a third party of 865,202 shares of the Company’s treasury stock at the market rate of $6.75 per share. Proceeds received from the sale of this stock amounted to $5,798,484, net of commissions.
      On January 5, 2007, we entered into a Purchase Agreement with Credit Suisse, Cayman Islands Branch and Credit Suisse, International providing for the sale of (i) $10 million aggregate principal amount of our Senior Subordinated Secured Notes due June 30, 2009 to Credit Suisse, Cayman Islands Branch, and (ii) $4 million aggregate principal amount of our 0.5% Senior Subordinated Convertible Notes due June 30, 2009 to Credit Suisse, International to partially fund the Company’s previously announced expansion plans. We paid an arrangement fee to Credit Suisse, as consideration for services, in the amount of 145,985 shares of our common stock, which had a value of approximately $1,000,000 based on the then quoted market price of our Common Stock. We also entered into a capital lease facility commitment letter with Credit Suisse for lease financing in the amount of up to $13,250,000 for certain specified properties. In consideration with and for the consent of the holders of our Senior Secured Notes, we also entered in to an Amendment, Consent and Waiver that provides for certain amendments, consents and waivers to the terms of the Purchase Agreement dated December 31, 2004. For more information with respect to these newly-issued notes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity.”
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
      The immediate proximity of our facilities to major fiber routes with access to North America, Latin America and Europe has attracted numerous telecommunications carriers, such as AT&T, Global Crossing, Latin America Nautilus (a business unit of Telecom Italia), Level 3 Communications, Sprint Communications and T-Systems (a business unit of Deutsche Telecom), to colocate their equipment with us in order to better service their customers. This network density, which allows our customers to reduce their connectivity costs, combined with the security of our facilities, has attracted government sector customers, including Blackbird Technologies, the City of Coral Gables, Florida, Miami-Dade County, Florida, SRA International and the United States Southern Command. Additionally, we have had success in attracting content providers and enterprises such as Citrix, CBS Sportsline, Google, IDT, Internap, Miniclip, NTT/ Verio, VeriSign, Bacardi USA, Corporación Andina de Fomento, Florida International University, Intrado, Jackson Memorial Hospital of Miami and Steiner Leisure.
Results of Operations
      Results of Operations for the Nine Months Ended December 31, 2006 as Compared to the Nine Months Ended December 31, 2005.
      Revenue. The following charts provide certain information with respect to our revenues:

	For the Nine Months
	Ended December 31,

	2006	2005

U.S. Operations	84%	90%
Outside U.S.	16%	10%

	100%	100%

      Revenues consist of:

	For the Nine Months Ended December 31,

	2006		2005

Colocation	$29,950,588	43%	$20,138,143	46%
Managed and professional services	31,124,212	44%	17,437,228	40%
Exchange point services	6,458,776	9%	4,511,790	11%
Equipment resales	2,671,881	4%	1,420,593	3%
Other	50,715	0%	6,190	0%

	$70,256,172	100%	$43,513,944	100%

      The increase in revenues is mainly due to both an increase in our deployed customer base and an expansion of services to existing customers. Our total customer base increased from 408 customers as of December 31, 2005 to 580 customers as of December 31, 2006. Revenues consist of:

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
      Our utilization of total net colocation space increased to 17.4% as of December 31, 2006 from 11.8% as of December 31, 2005. Our utilization of total net colocation space represents the percentage of space billed versus total space available for customers.
      The increase in managed and professional services is mainly due to increases of approximately $3.2 million in additional managed services provided under government contracts, and $4.7 million in managed web hosting. We also earned $3.7 million in professional services related to the design and development of NAPs in the Canary Islands and the Dominican Republic.
      Equipment resales may fluctuate quarter over quarter based on customer demand.
      The increase in exchange point services is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased to 5,271 as of December 31, 2006 from 3,724 as of December 31, 2005.
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
      Cost of Revenues. Costs of revenues increased $12.1 million to $39.4 million for the nine months ended December 31, 2006 from $27.3 million for the nine months ended December 31, 2005. Cost of revenues consist mainly of operations personnel, procurement of connectivity and equipment, technical and colocation space rental costs, electricity, chilled water, insurance, property taxes, and security services. The increase is mainly due to increases of $4.9 million in managed services costs, $2.8 million in personnel costs, $2.1 million in electricity and chilled water costs and $871,000 in technical and collocation space rental costs. As a result of the increase in colocation space utilization and customer base, we also experienced increases of $426,000 in hardware maintenance and support and $300,000 in customer installation costs.

      The increase in managed service costs includes a $1.9 million increase in the cost of equipment resales, $1.0 million increase in NAP development costs and a $1.0 million increase in bandwidth costs. The remainder of the increase is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above. Personnel costs include payroll and share-based compensation, including share-settled liabilities. The increase in personnel costs is mainly due to operations and engineering staffing levels increasing from 162 employees as of December 31, 2005 to 191 employees as of December 31, 2006. This increase is mainly attributed to the hiring of additional personnel necessary under existing and anticipated customer contracts and the expansion of operations in Herndon, Virginia and Santa Clara, California. The increase in power and chilled water costs is mainly due an increase in power utilization and chilled water consumption resulting from our customer and colocation space growth, as well as an increase in the cost of power.
      General and Administrative Expenses. General and administrative expenses increased $1.6 million to $12.6 million for the nine months ended December 31, 2006 from $11.0 million for the nine months ended December 31, 2005. General and administrative expenses consist primarily of administrative personnel, professional service fees, travel, rent, and other general corporate expenses. The increase in general and administrative expenses is mainly due to an increase in administrative personnel of $1.3 million. Personnel costs include payroll and share-based compensation, including share-settled liabilities. The increase in administrative personnel is the result of an increase in headcount from 62 employees as of December 31, 2005 to 86 employees as of December 31, 2006. The additional headcount is mainly due to a required expansion of corporate infrastructure, including planning and information systems resources, to manage existing customer base and plan anticipated business growth and maintain a more efficient and effective Sarbanes-Oxley compliance program. We expect our general and administrative expenses to remain between $4.0 million and $4.5 million for the forseeable future.
      Sales and Marketing Expenses. Sales and marketing expenses increased $2.3 million to $8.4 million for the nine months ended December 31, 2006 from $6.1 million for the nine months ended December 31, 2005. The most significant components of sales and marketing expenses are payroll, sales commissions and promotional activities. Payroll and sales commissions increased by $1.8 million resulting from an increase in staffing levels consistent with our increase in sales bookings. Our sales and marketing staffing levels increased to 52 employees as of December 31, 2006 from 43 as of December 31, 2005. We anticipate that our sales and marketing expenses will range between $2.0 million and $3.0 million, on a quarterly basis, depending on the variable nature of sales commissions and the timing of our marketing expenses.
      Depreciation and Amortization Expenses. Depreciation and amortization expense increased $1.9 million to $8.1 million for the nine months ended December 31, 2006 from $6.2 million for the nine months ended December 31, 2005. The increase is the result of necessary capital expenditures to support our business growth.
      Change in Fair Value of Derivatives Embedded within Convertible Debt. Our 9% senior convertible notes due June 15, 2009 contain embedded derivatives that require separate valuation from the senior convertible notes. We recognize these embedded derivatives as a liability in our balance sheet, measure them at their estimated fair value and recognize changes in the estimated fair value of the derivative instruments in earnings. We estimated that the embedded derivatives had a March 31, 2006 estimated fair value of $25.0 million and a December 31, 2006 estimated fair value of $17.7 million. The embedded derivatives derive their value primarily based on changes in the price and volatility of our common stock. The estimated fair value of the embedded derivatives increases as the price of our common stock increases and decreases as the price of our common stock decreases. The closing price of our common stock decreased to $6.72 on December 31, 2006 from $8.50 as of March 31, 2006. As a result, during the nine months ended December 31, 2006, we recognized a gain of $7.2 million from the change in estimated fair value of the embedded derivatives. For the nine months ended December 31, 2005, we recognized a gain of $8.6 million due to the change in value of our embedded derivatives.
      Over the life of the senior convertible notes, given the historical volatility of our common stock, changes in the estimated fair value of the embedded derivatives are expected to have a material effect on our results of operations. See “Quantitative and Qualitative Disclosures about Market Risk.” Furthermore, we have estimated the fair value of these embedded derivatives using a theoretical model based on the historical volatility of our common stock of (90% as of December 31, 2006) over the past twelve months. If a market develops for our senior convertible notes or we are able to find comparable market data, we may be able to use future market data to adjust our historical volatility by other factors such as trading volume. As a result, the estimated fair value of these embedded derivatives could be significantly different. Any such adjustment would be made prospectively.
      Interest Expense. Interest expense increased $1.8 million to $20.4 million for the nine months ended December 31, 2006 from $18.6 million for the nine months ended December 31, 2005. This increase is due to the amortization discount on the Senior Convertible Notes. We record amortization using the effective interest method and accordingly the interest expense associated with these Senior Notes will increase as the carrying value increases.
      Interest Income. Interest income decreased approximately $500,000 to $852,000 for the nine months ended December 31, 2006 from approximately $1.4 million for the nine months ended December 31, 2005. This decrease was primarily due to a decrease in cash balances.
      Net Loss. Net loss for our reportable segments was as follows:

	For the Nine Months Ended
	December 31,

	2006	2005

Data center operations	$(10,690,400)	$(15,307,607)
Real estate services	—	—

	$(10,690,400)	$(15,307,607)

      Excluding the impact of the change in fair value of the derivatives, we had a net loss in both periods primarily resulting from insufficient revenues to cover our operating and interest expenses. We will generate net losses until we reach required levels of monthly revenues.
      Results of Operations for the Three Months Ended December 31, 2006 as Compared to the Three Months Ended December 31, 2005.
      Revenue. The following charts provide certain information with respect to our revenues:

	For the Three Months
	Ended December 31,

	2006	2005

U.S. Operations	82%	86%
Outside U.S.	18%	14%

	100%	100%

      Revenues consist of:

	For the Three Months Ended December 31,

	2006		2005

Colocation	$11,366,030	46%	$7,543,418	40%
Managed and professional services	10,839,318	44%	8,796,015	47%
Exchange point services	2,396,708	10%	1,768,210	9%
Equipment resales	66,632	0%	774,101	4%

	$24,668,688	100%	$18,881,744	100%

      The increase in revenues is mainly due to both an increase in our deployed customer base and an expansion of services to existing customers. Our total customer base increased from 408 customers as of December 31, 2005 to 580 customers as of December 31, 2006. Revenues consist of:

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
      Our utilization of total net colocation space increased to 17.4% as of December 31, 2006 from 11.8% as of December 31, 2005. Our utilization of total net colocation space represents the percentage of space billed versus total space available for customers.
      The increase in managed and professional services is mainly due to increases of approximately $1.6 million in managed web hosting and $500,000 in additional managed services provided under government contracts offset by a decrease of $700,000 in professional services fees earned related to the design and development of NAPs in the Canary Islands and the Dominican Republic.
      Equipment resales may fluctuate quarter over quarter based on customer demand.
      The increase in exchange point services is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased to 5,271 as of December 31, 2006 from 3,724 as of December 31, 2005.
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
      Costs of Revenues. Costs of revenues increased $1.5 million to $13.0 million for the three months ended December 31, 2006 from $11.5 million for the three months ended December 31, 2005. Cost of revenues consist mainly of operations personnel, procurement of connectivity and equipment, technical and colocation space rental costs, electricity, chilled water, insurance, property taxes, and security services. The increase is mainly due to increases of $987,000 in managed services costs, $752,000 in electricity and chilled water costs and $713,000 in personnel costs.
      The increase in managed service costs includes a $495,000 increase in bandwidth costs and $432,000 of additional costs under government contracts. The remainder of the increase is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space as discussed above. Personnel costs include payroll and share-based compensation, including share-settled liabilities. The increase in personnel costs is mainly due operations and engineering staffing levels increasing from 162 employees as of December 31, 2005 to 191 employees as of December 31, 2006. This increase is mainly attributed to the hiring of additional personnel necessary under existing and anticipated customer contracts and the expansion of operations in Herndon, Virginia and Santa Clara, California. The increase in power and chilled water costs is mainly due an increase in power utilization and chilled water consumption as a result of customer and colocation space growth, as well as an increase in the cost of power.
      General and Administrative Expenses. General and administrative expenses increased $1.6 million to $4.9 million for the three months ended December 31, 2006 from $3.3 million for the three months ended December 31, 2005. General and administrative expenses consist primarily of administrative personnel, professional service fees, travel, rent, and other general corporate expenses. Personnel costs include payroll and share-based compensation, including share-settled liabilities. The increase in general and administrative expenses is due to increases in administrative personnel expenses of $1.2 million and $200,000 in professional services. The increase in administrative personnel is the result of an increase in headcount from 62 employees as of December 31, 2005 to 86 employees as of December 31, 2006. The additional headcount is mainly due to a required expansion of corporate infrastructure, including information systems resources, to manage existing customer base and plan anticipated business growth and maintain a more efficient and effective Sarbanes-Oxley compliance program. The increase in professional services are mainly due to additional Sarbanes Oxley work.
      Sales and Marketing Expenses. Sales and marketing expenses increased $800,000 to $3.1 million for the three months ended December 31, 2006 from $2.3 million for the three months ended December 31, 2005. The most significant components of sales and marketing expenses are payroll, sales commissions and promotional activities. Payroll and sales commissions increased by $572,000 mainly due to an increase in staffing levels consistent with our increase in sales bookings. Our sales and marketing staffing levels increased to 52 employees as of December 31, 2006 from 43 as of December 31, 2005. We anticipate that our sales and marketing expenses will range between $2.0 million and $3.0 million, on a quarterly basis, depending on the variable nature of sales commissions and the timing of our marketing expenses.
      Depreciation and Amortization Expenses. Depreciation and amortization expense increased approximately $424,000 to $2.7 million for the three months ended December 31, 2006 from $2.3 million for the three months ended December 31, 2005. The variance is the result of the necessary increase in capital expenditures supporting our business growth.
      Change in Fair Value of Derivatives Embedded within Convertible Debt. Our 9% senior convertible notes due June 15, 2009 contain embedded derivatives that require separate valuation from the senior convertible notes. We recognize these embedded derivatives as a liability in our balance sheet, measure them at their estimated fair value and recognize changes in the estimated fair value of the derivative instruments in earnings. We estimated that the embedded derivatives had a September 30, 2006 estimated fair value of $12.7 million and a December 31, 2006 estimated fair value of $17.7 million. The embedded derivatives derive their value primarily based on changes in the price and volatility of our common stock. The estimated fair value of the embedded derivatives increases as the price of our common stock increases and decreases as the price of our common stock decreases. The closing price of our common stock increased to $6.72 on December 31, 2006 from $5.55 as of September 30, 2006. As a result, during the three months ended December 31, 2006, we recognized an expense of $5.0 million from the change in estimated fair value of the embedded derivatives. For the three months ended December 31, 2005, we recognized an expense of $1.4 million due to the change in value of our embedded derivatives.
      Over the life of the senior convertible notes, given the historical volatility of our common stock, changes in the estimated fair value of the embedded derivatives are expected to have a material effect on our results of operations. See “Quantitative and Qualitative Disclosures about Market Risk.” Furthermore, we have estimated the fair value of these embedded derivatives using a theoretical model based on the historical volatility of our common stock of (90% as of December 31, 2006) over the past twelve months. If a market develops for our senior convertible notes or we are able to find comparable market data, we may be able to use future market data to adjust our historical volatility by other factors such as trading volume. As a result, the estimated fair value of these embedded derivatives could be significantly different. Any such adjustment would be made prospectively.
      Interest Expense. Interest expense increased approximately $595,000 to $6.9 million for the three months ended December 31, 2006 from $6.3 million for the three months ended December 31, 2005. This increase is due to the amortization discount on the Senior Convertible Notes. We record amortization using the effective interest method and accordingly the interest expense associated with these Senior Notes will increase as the carrying value increases.
      Interest Income. Interest income decreased $190,000 to $271,000 for the three months ended December 31, 2006 from approximately $461,000 for the three months ended December 31, 2005. This decrease was primarily due to a decrease in cash balances.

      Net Loss. Net loss for our reportable segments was as follows:

	For the Three Months Ended
	December 31,

	2006	2005

Data center operations	$(10,775,856)	$(7,842,483)
Real estate services	—	—

	$(10,775,856)	$(7,842,483)

      Excluding the impact of the change in fair value of the derivatives, we had a net loss in both periods primarily resulting from insufficient revenues to cover our operating and interest expenses. We will generate net losses until we reach required levels of monthly revenues.
Liquidity and Capital Resources

Liquidity
      We generated approximately $1.8 million and approximately $985,000 in income from operations for the nine and three months ended December 31, 2006, respectively. Prior to this, we incurred losses from operations in each quarter and annual periods dating back to our merger with AmTec, Inc. Cash used in operations for the year ended March 31, 2006 and the nine months ended December 31, 2006 was approximately $11.9 million and $1.6 million, respectively.
      As of December 31, 2006, our principal source of liquidity was our $13.4 million in unrestricted cash and cash equivalents and our $17.3 million in accounts receivable. Accounts receivable increased from $14.5 million as of September 30, 2006 to $17.3 million as of December 31, 2006 due largely to an increase in receivables from the federal government. We also have approximately $843,000 in restricted cash to be used to fund customer related capital improvements made to the NAP of the Americas building in Miami. We anticipate that this cash, coupled with our anticipated cash flows generated from operations, including anticipated collections on our current receivable balances, will be sufficient to meet our capital expenditures, working capital, debt service and corporate overhead requirements in connection with our currently identified business objectives. Our projected revenues and cash flows depend on several factors, some of which are beyond our control, including the rate at which we provide services, the timing of exercise of expansion options by customers under existing contracts, the rate at which new services are sold to the government sector and the commercial sector, the ability to retain the customer base, the willingness and timing of potential customers in outsourcing the housing and management of their technology infrastructure to us, the reliability and cost-effectiveness of our services and our ability to market our services.
      On January 5, 2007 we secured financing of $27.25 million from credit Suisse to partially fund previously announced expansion plans. See “Indebtedness” below. The proceeds from this financing will allow us to secure two properties, one in Silicon Valley and one in the Washington D.C. area, and begin signing customer contracts for the new facilities. In addition, a portion of the proceeds will be used to build-out the remaining 10,000 square feet at our current Silicon Valley facility.

Indebtedness
      As of December 31, 2006, our total liabilities were approximately $195.1 million.
      On December 31, 2004, we purchased the remaining 99.16% equity interests of TECOTA that were not owned by us and TECOTA became our wholly-owned subsidiary. TECOTA owns the building in which the NAP of the Americas is housed. We refer to this building as the NAP of the Americas building. In connection with this purchase, we paid approximately $40.0 million for the equity interests and repaid an approximately $35.0 million mortgage to which the NAP of the Americas building was subject. We financed the purchase and repayment of the mortgage from two sources. We obtained a $49.0 million first mortgage loan from Citigroup Global Markets Realty Corp., $4.0 million of the proceeds of which are restricted and can only be used to fund customer related improvements made to the NAP of the Americas in Miami. Simultaneously, we issued senior secured notes in an aggregate principal amount equal to $30.0 million and sold 306,044 shares of our common stock valued at $2.0 million to the Falcon Investors. The $49.0 million loan by Citigroup is collateralized by a first mortgage on the NAP of the Americas building and a security interest in all then existing building improvements that we have made to the building, certain of our deposit accounts and any cash flows generated from customers by virtue of their activity at the NAP of the Americas building. The mortgage loan matures in February 2009 and bears interest at a rate per annum equal to the greater of (a) 6.75% or (b) LIBOR plus 4.75% (5.34% as of December 31, 2006). In addition, if an event of default occurs under the mortgage loan agreement, we must pay interest at a default rate equal to 5% per annum in excess of the rate otherwise applicable under the mortgage loan agreement on any amount we owe to the lenders but have not paid when due until that amount is paid in full. The terms of the mortgage loan agreement require us to pay annual rent of $6.9 million to TECOTA. The senior secured notes are collateralized by substantially all of our assets other than the NAP of the Americas building, including the equity interests in our subsidiaries, bear cash interest at 9.875% per annum and “payment in kind” interest at 3.625% per annum, and mature in March 2009. In the event we achieve specified leverage ratios, the interest rate applicable to the senior secured notes will be reduced to 12.5% but will be payable in cash only. Overdue payments under the senior secured notes bear interest at a default rate equal to 2% per annum in excess of the rate of interest then borne by the senior secured notes. Our obligations under the senior secured notes are guaranteed by substantially all of our subsidiaries.
      We may redeem some or all of the senior secured notes for cash at any time. If we redeem the notes before June 30, 2007 or December 31, 2007, the redemption price equals 105.0%, and 102.3%, respectively, of their principal amount, plus accrued and unpaid interest, if any, to the redemption date. After June 30, 2008, the redemption price equals 100% of their principal amounts. Also, if there is a change in control, the holders of these notes will have the right to require us to repurchase their notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest.
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
      If there is a change in control, the holders of the 9% senior convertible notes have the right to require us to repurchase their notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest. If a change of control occurs and at least 50% of the consideration for our common stock consists of cash, the holders of the 9% senior convertible notes may elect to receive the greater of the repurchase price described above or the total redemption amount. The total redemption amount will be equal to the product of (x) the average closing prices of our common stock for the five trading days prior to the announcement of the change of control and (y) the quotient of $1,000 divided by the applicable conversion price of the 9% senior convertible notes, plus a make-whole premium of $90 per $1,000 of principal if the change of control takes place before June 15, 2008, reducing to $45 per $1,000 of principal if the change of control takes place between June 16, 2008 and December 15, 2008. If we issue a cash dividend on our common stock, we will pay contingent interest to the holders equal to the product of the per share cash dividend and the number of shares of common stock issuable upon conversion of each holder’s note.
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
      On January 5, 2007, we entered into a Purchase Agreement with Credit Suisse, Cayman Islands Branch and Credit Suisse, International (the “Purchasers”), for the sale of (i) $10 million aggregate principal amount of our Senior Subordinated Secured Notes due June 30, 2009 (the “Series A Notes”) to Credit Suisse, Cayman Islands Branch, and (ii) $4 million in aggregate principal amount of our 0.5% Senior Subordinated Convertible Notes due June 30, 2009 to Credit Suisse, International (the “Series B Notes”) issued pursuant to an Indenture between us and The Bank of New York Trust Company, N.A., as trustee (the “Indenture”). We are subject to certain covenants and restrictions specified in the Purchase Agreement, including covenants that restrict their ability to pay dividends, make certain distributions or investments and incur certain indebtedness. We issued the Series A and Series B Notes to partially fund our previously announced expansion plans.
      The Series A Notes bear interest at the Eurodollar Rate, as calculated under terms of the Series A Note, plus 8.00% (increasing on January 1, 2009 to the Eurodollar Rate plus 9.00% through the maturity date). All interest under the Series A Notes is “payable in kind” and will be added to the principal amount of the Series A Notes quarterly beginning March 30, 2007. The Series A Notes are secured by substantially all of our assets, other than the NAP of the Americas building, pursuant to the terms of the Security Agreement dated January 5, 2007. Our obligations under the Series A Notes are guaranteed by substantially all of our subsidiaries.
      The Series B Notes bear interest at 0.5% per annum for the first 24 months increasing thereafter to 1.50% until maturity. All interest under the Series B Notes is “payable in kind” and will be added to the principal amount of the Series B Notes semi-annually beginning July 1, 2007. The Series B Notes are convertible into shares of our common stock, $0.001 par value per share at the option of the holders, at

$8.14 per share subject to certain adjustments set forth in the Indenture, including customary anti-dilution provisions.
      The Series A and B Notes have a change in control provision that provides to the holders the right to require us to repurchase their notes in cash at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest.
      We may at our option, redeem the Series A Notes, in whole or in part at any time prior to the stated maturity, at the then outstanding balance of such notes. We may redeem, at our option, all of the Series B Notes on any interest payment date after June 5, 2007 at a redemption price equal to (i) certain amounts set forth in the Indenture (expressed as percentages of the principal amount outstanding on the date of redemption), plus (ii) the amount (if any) by which the fair market value on such date of the Common Stock into which the Series B Notes are then convertible exceeds the principal amount of the Series B Notes on such date, plus (iii) accrued, but unpaid interest if redeemed during certain monthly periods following the closing date.
      We also paid an arrangement fee (the “Arrangement Fee”) to Credit Suisse, International as consideration for its services in connection with the Series B Notes, in the amount of 145,985 shares of Common Stock (the “Fee Shares”), which shares had a value of approximately $1,000,000 based on then quoted market price of our common stock. We also granted Credit Suisse, International certain registration rights pursuant to the Registration Rights Agreement dated January 5, 2007 in connection with the Common Stock underlying the Series B Notes and the Fee Shares, including the right to have such shares registered with the Securities and Exchange Commission. We are required to file with the Securities and Exchange Commission a registration statement covering shares of our common stock issued to Credit Suisse as an arrangement fee and issuable upon conversion of our senior subordinated convertible notes. In the event we fail to cause the registration statement to be declared effective by July 4, 2007, or if the registration statement ceases to be effective at any time thereafter (subject to customary grace periods equal to 90 days in any 12 month period), we may incur liquidated damages in an amount equal to 0.5% of the total $4,000,000 proceeds received for each 30 days such effectiveness failure remains (pro rated for periods that are less than 30 days in duration).
      On January 5, 2007, we also entered into a capital lease facility commitment letter with Credit Suisse for lease financing in the amount of up to $13,250,000 (the “Lease Financing Commitment”) for certain specified properties. In connection with the Lease Financing Commitment, we are required to commence accruing a commitment fee of 550 basis points based on the available portion under the Lease Financing Commitment beginning on January 1, 2007. If we elect any early buy-out option of the contemplated lease financings as defined, we would be required to offer to repurchase the Series A Notes at an offer price in cash equal to 100% of the principal amount of thereof plus accrued and unpaid interest.
      In connection with and consideration for the consent of the holders of the Senior Secured Notes to our issuance of the Series A Notes, Series B Notes and Lease Financing Commitment, on January 5, 2007, we entered into an Amendment, Consent and Waiver (the “Falcon Amendment”) that provides for certain amendments, consents and waivers to the terms of the Purchase Agreement dated December 31, 2004 specifically the terms relating to the $30 million aggregate principal amount of our Senior Secured Notes due 2009. The Falcon Amendment provides for: (i) a reduction in the call premium from 7.5% to 5.0% immediately instead of on June 30, 2007 and (ii) an immediate 1.0% increase in the accrued interest rate followed by additional 0.25% quarterly interest rate increase for each quarter during the four quarters beginning July 1, 2007; provided however, that in the event the Senior Secured Notes are redeemed prior to the first anniversary of the Falcon Amendment, a minimum of $300,000 in additional interest will be required to be paid on the Senior Secured Notes in connection with any such early redemption.
Sources and Uses of Cash
      Cash used in operations for the nine months ended December 31, 2006 was approximately $1.6 million as compared to cash used in operations of $12.8 million for the nine months ended December 31, 2005. We used cash to primarily fund our operations, including cash interest payments on our debt. The decrease in cash used in operations of $11.2 million is mainly due to an increase in income from operations to $1.8 million for the nine months ended December 31, 2006 from a loss from operations of $7.0 million from the nine months ended December 31, 2005.
      Cash used in investing activities for the nine months ended December 31, 2006 was $8.6 million compared to cash used in investing activities of $3.9 million for the nine months ended December 31, 2005, an increase of $4.7 million. Capital expenditures for the three months ended December 31, 2006 were $2.5 million. These capital expenditures primarily related to the build-out of additional space in our Miami facility. We expect capital expenditures of approximately $7.0 million in the three months ended March 31, 2007 of which $4.0 million will be for the build-out of the remaining space in our Santa Clara facility, funded by the Credit Suisse financing. The remainder of the capital expenditures will be largely related to on our on-going operations including the build out of approximately 20,000 square feet of space in our Miami facility. For the year ended March 31, 2007, we expect total capital expenditures to be approximately $17.0 million.
      Cash provided by financing activities for the nine months ended December 31, 2006 was $3.2 million compared to cash used in financing activities of $5.0 million for the quarter ended December 31, 2005, an increase of $8.2 million. This increase is primarily due to the sale of the Company’s treasury stock in the quarter ended December 31, 2006.
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
      On December 21, 2006, the FASB issued FASB Staff Position (“FSP”) No. EITF 00-19-2 “Accounting for Registration Payment Arrangements.” Under this FSP, contingently payable registration payment arrangements are accounted for separately from and do not affect the classification of the underlying shares, warrants, or other financial instruments subject to the registration payment provisions. A liability for a registration payment arrangements should be recognized when payment is probable and the amount is reasonably estimable, whether at inception or during the life of the arrangement (in accordance with FASB Statement No. 5, Accounting for Contingencies). The FSP is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified after December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into before December 21, 2006, companies are required to report transition through a cumulative-effect adjustment to the opening balance of retained earnings in fiscal years beginning after December 15, 2006. We are currently assessing the impact, if any of this FSP on our financial statements, however we do not expect the effects of adoption to have a material impact on our financial position, results of operations and cash flows.
      In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”. The scope of EITF Issue No. 06-3 includes any transaction-based tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. The scope does not include taxes that are based on gross receipts or total revenues imposed during the inventory procurement process. Gross versus net income statement classification of that tax is an accounting policy decision and a voluntary change would be considered a change in accounting policy requiring the application of SFAS No. 154, “Accounting Changes and Error Corrections”. The EITF Issue No. 06-3 ratified consensus is effective for interim and annual periods beginning after December 15, 2006. We do not expect the adoption of ETIF Issue No. 06-3 to have a material impact on our financial position, results of operations and cash flows.
Other Factors Affecting Operating Results

We have a history of losses, expect future losses and may not achieve or sustain profitability.
      We have incurred net losses from operations in each quarter and annual period since our April 28, 2000 merger with AmTec, Inc. We incurred net losses of $37.1 million, $9.9 million and $22.5 million for the years ended March 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, our accumulated deficit was $295.9 million. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds and gain new customers.

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
      During the year ended March 31, 2006 and the nine months ended December 31, 2006, revenues under contracts with agencies of the U.S. federal government constituted 22% of our revenues, respectively. Generally, U.S. government contracts are also subject to oversight audits by government representatives, to profit and cost controls and limitations, and to provisions permitting modification or termination, in whole or in part, without prior notice, at the government’s convenience. In some cases, government contracts are subject to the uncertainties surrounding congressional appropriations or agency funding. Government contracts are subject to specific procurement regulations. Failure to comply with these regulations and requirements could lead to suspension or debarment from future government contracting for a period of time, which could limit our growth prospects and adversely affect our business, results of operations and financial condition. Government contracts typically have an initial term of one year. Renewal periods are exercisable at the discretion of the U.S. government. We may not be successful in winning contract awards or renewals in the future. Our failure to renew or replace U.S. government contracts when they expire could have a material adverse effect on our business, financial condition, or results of operations.

We derive a significant portion of our revenues from a few clients; accordingly, a reduction in our major clients’ demand for our services or the loss of major clients would likely impair our financial performance.
      During the quarter ended December 31, 2006, we derived approximately 22% of our revenues from agencies of the federal government. During the quarter ended December 31, 2005, we derived approximately 13% and 16% of our revenues from agencies of the federal government and Blackbird Technologies, Inc. Because we derive a large percentage of our revenues from a few major customers, our revenues could significantly decline if we lose one or more of these customers or if the amount of business we obtain from them is reduced.

We have significant debt service obligations which will require the use of a substantial portion of our available cash.
      We are a highly leveraged company. As of December 31, 2006, our total liabilities were $195.1 million and our total stockholders’ equity was $9.7 million. Our mortgage loan and our senior secured notes are, collectively, collateralized by substantially all of our assets. In addition, in some circumstances, interest obligations payable with respect to our senior secured notes may be paid in kind by adding such interest payments to the principal amount owed under the senior secured notes increasing further our debt exposure. On January 5, 2007, we issued $14.0 million aggregate principle amount of Senior Subordinated Secured Notes and 0.5% Senior Subordinated Convertible Notes which are subordinate to our senior secured notes. The Senior Subordinated Secured Notes are collaterized by a second priority security interest in and pledge of substantially all of our assets, other than the NAP of the Americas building. The interest obligations payable with respect to these notes is payable in kind. Therefore such interest payments will be added to the principal balance increasing out debt exposure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity.”
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

The mortgage loan with Citigroup, Senior Secured Notes and our new Senior Subordinated Secured Notes and Senior Subordinated Convertible Notes contain numerous restrictive covenants.
      Our mortgage loan with Citigroup, Senior Secured Notes and our new Senior Subordinated Secured Notes and Senior Subordinated Convertible Notes that we issued on January 5, 2007, contain numerous covenants imposing restrictions on our ability to, among other things:

•	incur more debt;

•	pay dividends, redeem or repurchase our stock or make other distributions;

•	make acquisitions or investments;

•	enter into transactions with affiliates;

•	merge or consolidate with others;

•	dispose of assets or use asset sale proceeds;

•	create liens on our assets; and

•	extend credit.
      Our failure to comply with the obligations in our mortgage loan with Citigroup, our senior secured notes and our new Senior Subordinated Secured Notes and Senior Subordinated Convertible Notes could result in an event of default under the mortgage loan, the senior secured notes and our new Senior Subordinated Secured Notes and Senior Subordinated Convertible Notes, which, if not cured or waived, could permit acceleration of the indebtedness or our other indebtedness, or result in the same consequences as a default in payment. If the acceleration of the maturity of our debt occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us, which could adversely impact our business, results of operations and financial condition.

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
      We have not entered into any financial instruments for trading purposes. However, the estimated fair value of the derivatives embedded within our 9% senior convertible notes creates a market risk exposure resulting from changes in the price of our common stock. These embedded derivatives derive their value primarily based on the price and volatility of our common stock; however, we do not expect significant changes in the near term in the one-year historical volatility of our common stock used to calculate the estimated fair value of the embedded derivatives. Other factors being equal, as of December 31, 2006, the table below provides information about the estimated fair value of the derivatives embedded within our senior convertible notes and the effect that changes in the price of our common stock are expected to have on the estimated fair value of the embedded derivatives:

Estimated Fair Value of
Price per Share of Common Stock	Embedded Derivatives

$2.00	$2,562,746
$4.00	$8,291,730
$6.00	$15,223,298
$8.00	$22,102,943
$10.00	$29,510,179
      Our exposure to market risk resulting from changes in interest rates results from the variable rate of our mortgage loan, as an increase in interest rates would result in lower earnings and increased cash outflows. The interest rate on our mortgage loan is payable at variable rates indexed to LIBOR. The effect of each 1% increase in the LIBOR rate (5.34% at December 31, 2006) would result in an annual increase in interest expense of approximately $465,000.
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
      As of December 31, 2006, approximately 84% of our recognized revenue is denominated in U.S. dollars, generated mostly from customers in the U.S., and our exposure to foreign currency exchange rate fluctuations has been minimal. In the future, a larger portion of our revenues may be derived from operations outside of the U.S. and may be denominated in foreign currency. As a result, future operating results or cash flows could be impacted due to currency fluctuations relative to the U.S. dollar.
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

(b)	Internal Control Over Financial Reporting
      There has been no change in our internal control over financial reporting during the nine months ended December 31, 2006 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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
      See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Factors Affecting Operating Results.” There were no material changes from the risk factors previously disclosed in the Company’s Form 10-K except changes to the risk factors entitled “We have significant debt service obligations which will require the use of a substantial portion of our available cash” and “The mortgage loan with Citigroup, our Senior Secured Notes, our Senior Subordinated Secured Notes and Senior Subordinated Convertible Notes contain numerous restrictive covenants”, which risk factors were revised to reflect the issuance of our new Senior Subordinated Secured Notes and Senior Subordinated Convertible Notes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      On January 5, 2007, we issued $10 million aggregate principal amount of our Senior Subordinated Secured Notes due June 30, 2009 to Credit Suisse, Cayman Islands Branch and $4.0 million aggregate principal amount of our 0.5% Senior Subordinated Convertible Notes due June 30, 2009 to Credit Suisse, International to partially fund the Company’s previously announced expansion plans. In connection with these issuances, we issued 145,985 shares of our common stock as an arrangement fee to Credit Suisse, International. For more information regarding these issuances, see the Current Report on Form 8-K filed by us with the SEC on January 11, 2007.

Item 3.	Defaults upon Senior Securities.
      None.

Item 4.	Submission of Matters to a Vote of Security Holders.
      We held our 2006 Annual Meeting of Stockholders on October 20, 2006. The holders of 45,671,761 shares of our common stock were entitled to vote at the meeting.
      At our 2006 Annual Meeting of Stockholders, our stockholders met to consider and vote upon a proposal to elect the directors of our company to hold office for a one year term or until their successors are elected and qualified.

      Proposal 1: The following nine individuals were elected as Directors of our company to hold office until their successors are elected and qualified.

	For	Withheld

Manuel D. Medina	32,166,849	272,067
Guillermo Amore	32,169,162	269,754
Timothy Elwes	32,351,890	87,026
Antonio S. Fernandez	31,917,020	521,896
Arthur L. Money	29,252,551	3,186,365
Marvin S. Rosen	29,252,651	3,186,365
Miguel J. Rosenfeld	31,917,020	521,896
Rodolfo A. Ruiz	29,252,990	3,185,926
Joseph R. Wright, Jr.	31,916,221	522,695

Item 5.	Other Information.
      None.

Item 6.	Exhibits.
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

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of February, 2007.

TERREMARK WORLDWIDE, INC.

By:	/s/ MANUEL D. MEDINA

Manuel D. Medina
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

TERREMARK WORLDWIDE, INC.

By:	/s/ JOSE A. SEGRERA

Jose A. Segrera
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)