Form 10-K
period 2007-03-31
TERREMARK WORLDWIDE INC
filed 2007-06-15
CIK 912890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

Registrant’s telephone number, including area code:
(305) 856-3200

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	NASDAQ Stock Market LLC
(Title of Class)	(Name of Exchange on Which Registered)

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 13, 2007 was approximately $268,028,937, based on the closing market price of the registrant’s common stock as reported on the Nasdaq Global Market. For purposes of the foregoing computation, all executive officers, directors and five percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or five percent beneficial owners are, in fact, affiliates of the registrant.

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 31, 2007 was 58,355,968.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s definitive proxy statement for its 2007 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

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

Recent Events

We have continued to execute our multi-pronged strategy of pursuing growth opportunities to address the significant demand that we anticipate from existing and potential customers. In order to address the demands and requirements of our customers, we plan to continue to expand our existing portfolio of services infrastructure and data center operations in existing markets and deploy infrastructure in additional strategic markets. Below are the significant transactions we recently completed as we executed our business strategy.

•	On January 5, 2007, we secured financing of $27.25 million from Credit Suisse to partially fund previously announced expansion plans. The financing consisted of the issuance of (i) $10.0 million in aggregate principal amount of our Senior Subordinated Secured Notes due June 30, 2009 (the “Series A Notes”) to Credit Suisse, Cayman Islands Branch, (ii) $4.0 million in aggregate principal amount of our 0.5% Senior Subordinated Convertible Notes due June 30, 2009 to Credit Suisse, International (the “Series B Notes”) issued pursuant to an Indenture between us and The Bank of New York Trust Company, N.A., as trustee (the “Indenture”) and (iii) a capital lease facility commitment letter with Credit Suisse for lease financing in the amount of up to $13.25 million (the “Lease Financing Commitment”) for certain specified properties. The proceeds from this financing were sufficient to allow us to obtain the use of two properties, in Silicon Valley and Washington D.C. areas, and begin signing customer contracts for these new facilities. In addition, a portion of the proceeds will be used to build-out the remaining 10,000 square feet at our current Silicon Valley facility.

•	On February 14, 2007, we drew down $4.4 million on the $13.25 million Lease Financing Commitment to acquire land in Washington D.C. and begin the build-out of a new facility.

•	On March 28, 2007, we completed an underwritten public offering of 11,000,000 shares of our common stock. In April 2007, we sold and issued an additional 608,500 shares pursuant to the underwriters’ exercise of their over-allotment option. After deducting underwriting discounts and commissions and estimated offering expenses, we received net proceeds of approximately $87.2 million.

•	On May 2, 2007, we completed a private exchange offer with a limited number of holders for $57.2 million aggregate principal amount of its outstanding 9% Senior Convertible Notes due 2009 (the “Outstanding Notes”) in exchange for an equal aggregate principal amount of the Company’s newly issued 6.625% Senior Convertible Notes due 2013 (the “New Notes”). After completion of the private exchange offer, $29.1 million aggregate principal amount of the Outstanding Notes would remain outstanding. We also announced our intention to complete a public exchange offer to the remaining holders of its Outstanding Notes to exchange any and all of their Outstanding Notes for an equal aggregate principal amount of New Notes.

•	On May 14, 2007, we began trading on the NASDAQ Global market under the symbol “TMRK.”

•	On May 29, 2007, we acquired privately-held Data Return, LLC (“Data Return”), a leading provider of enterprise-class technology hosting solutions, from Saratoga Partners, for an aggregate purchase price of

$85.0 million, subject to adjustment, which is comprised of $70.0 million in cash and $15.0 million of our common stock. The acquisition of Data Return’s technology, customers and team of employees complements our existing team and service delivery platforms, and, we believe, better positions us to capture the robust market demand we expect for virtualized IT solutions. The addition of Data Return’s innovative virtualized hosting and service delivery platforms are a strategic fit with our network rich colocation and managed service business and should allow us to realize significant synergies. Some of the strategic value points are:

•	Accelerates growth of the managed hosting business in the U.S. market by adding significant enterprise-class hosting capabilities to our existing service offerings

•	In Gartner’s most recent North American Web Hosting Industry report, Data Return was positioned in the Leader’s Quadrant

•	Complements our successful acquisition of Dedigate, N.V., in 2005

•	Over 280 dedicated team members focused on delivering enterprise class hosting services

•	Utility computing platform Infinistructure is highly scalable and can be easily deployed in new locations

•	Proprietary service delivery platform digitalOps® can be leveraged across all of Terremark’s managed services

•	Robust utility computing and disaster recovery capabilities

•	Highly knowledgeable and experienced solution oriented sales force with a national footprint

•	On June 12, 2007, we announced that we had secured commitment letters from Credit Suisse and Tennenbaum Capital Partners for a total of $250.0 million. The first term loan is a $150.0 million commitment from Credit Suisse secured by a first priority lien on substantially all of our assets and the second term loan is a $100.0 million commitment from Tennenbaum Capital Partners secured by a second priority lien on substantially all of our assets. The financing is subject to customary conditions, including the completion of definitive documentation for the facilities.

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

The immediate proximity of our facilities to major fiber routes with access to North America, Latin America and Europe has attracted numerous telecommunications carriers, such as AT&T, Global Crossing, Latin America Nautilus (a business unit of Telecom Italia), Level 3 Communications, Sprint Communications and T-Systems (a business unit of Deutsche Telecom), to colocate their equipment with us in order to better service their customers. This network density, which allows our customers to reduce their connectivity costs, combined with the security of our facilities, has attracted government sector customers, including Blackbird Technologies, the City of Coral Gables, Florida, Miami-Dade County, Florida, SRA International and the United States Southern Command. Additionally, we have had success in attracting content providers and enterprises such as Citrix, CBS Digital Media, Google, IDT, Internap, Miniclip, NTT/Verio, VeriSign, Bacardi USA, Corporación Andina de Fomento, Florida International University, Intrado, Jackson Memorial Hospital of Miami and Steiner Leisure.

Our principal executive office is located at 2601 South Bayshore Drive, Miami, Florida 33133. Our telephone number is (305) 856-3200.

Industry

The Internet is a collection of many independent networks interconnected with each other to form a network of networks. Information that is to be transported over the Internet is divided into discrete identical sized packets that are transmitted over the primary Internet networks, known as backbones, and then reassembled at their destination where they are presented to the end user in the same form as the original information. However, not all Internet backbones reach all locations on the Internet. Therefore, users on different networks need to communicate with each other and transmit packets to each other through interconnection between these networks. To accommodate the fast growth of traffic over the Internet, an organized approach for network interconnection was needed. The exchange of traffic between these networks without payment became known as “peering”. When a fee is paid, it is referred to as “transit.” The points and places where these networks exchange traffic, or peer, with each other are known as Internet Exchanges.

Internet Exchanges are locations where two or more networks meet to interconnect and exchange Internet and data traffic (data, voice, images, video and all forms of digital telecommunications), much like air carriers meet at airports to exchange passengers and cargo. Instead of airlines and transportation companies, however, participation in Internet Exchanges comes from telecommunications carriers, Internet service providers and large telecommunications and Internet users. Tier-1 Internet Exchanges are locations where the primary Internet networks meet to access, exchange and distribute Internet traffic and, following the airport analogy, operate much like large, international airport passenger and cargo transportation terminals or “hubs.”

Since the beginning of the Internet, major traffic aggregation and exchange points have developed around the world. The first four Tier-1 Internet Exchanges were built in the United States in the early 1990’s to serve the northern part of the country, from East Coast to West Coast, and are located in New York, Washington D.C., Chicago and San Francisco. These Internet Exchanges were built with sponsorship from the National Science Foundation in order to promote Internet development and used the existing infrastructures of telecommunication companies, to which ownership of the Internet Exchanges was eventually transferred. These four Tier-1 Internet Exchanges offered only connectivity services. Since that time, privately owned Internet Exchanges have been developed, including the NAP of the Americas.

Value Proposition

The combination of connectivity, neutrality and the quality of our facilities allows us to provide the following value proposition to our customers:

•	State-of-the-art facilities. Our facilities are constructed in order to meet high standards of security and provide 24x7 monitoring, on-site technical support and service level agreements that guarantee 100% uptime for power and cooling capabilities. Additionally, our Miami facility is designed to withstand a category 5 hurricane and houses equipment only above the first floor in order to prevent flood damage.

•	Carrier-neutrality. Carriers and other customers are willing to locate their equipment within our facility and use our professional managed services because we neither discriminate against nor give preference to any individual or group of customers.

•	Connectivity. Our customers can access any of the more than 90 network providers present at our facilities.

•	“Zero-Mile” Access. Because our facilities provide carrier-grade colocation space directly adjacent to the point at which the traffic is exchanged, there is effectively “zero” distance between the peering point and customers’ equipment, which reduces costs and points of failure and increases efficiency.

•	Outsourcing of Services. Because of our team’s expertise, our customers find it more cost effective to contract us to design, deploy, operate, monitor and manage their equipment and networks at our facilities than to hire dedicated staff to perform those functions.

•	Lower Costs, Increased Efficiency and Quality of Service. The combination of these attributes helps our customers reduce their total costs by eliminating local loop charges to connect their facility to the peering point, backhaul charges to and from connecting points, and the cost of redundancy to mitigate risks associated with increased points of failure along these routes.

Our Strategy

Key components of our strategy include the following:

Deepen our relationships with existing customers.  As of March 31, 2007, and not reflecting the incorporation of Data Return into our operations, we have 628 customers worldwide, of which 427 have entered into agreements with us and are based in our NAP of the Americas facility, including key contracts with agencies of the U.S. federal government and major enterprises. Due to the difficulties inherent in obtaining the qualifications and certifications required to conduct business with the U.S. federal government, we believe there are significant barriers to entry for competition which, coupled with our proven ability to secure government business through publicly awarded and sole-sourced contracts, increases the likelihood that we will be awarded additional contracts in the future, which we plan to pursue actively. We also seek to enhance our relationships with our existing enterprise customers by licensing additional colocation space, interconnections and related professional and managed services both directly and indirectly through partnerships and joint-ventures.

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

Establish insertion points for network-based services.  The combination of our core infrastructure, comprised of state-of-the-art facilities with substantial fiber connectivity, our technology and our customer base provides us with the ability to directly connect multiple network service providers to our platform, giving them access to a wide array of managed services. We define these combinations as Services Insertion Point locations. Our Services Insertion Point locations allow network service providers to reduce the capital and operational costs for the delivery of their services while maintaining a high degree of quality and availability. They also provide technology manufacturers and service providers with the ability to deploy their technology in a centralized fashion, reducing the capital and operational costs of reaching multiple network service providers, enterprises and end consumers. The ability to access multiple carriers in a single location, or “zero mile connectivity,” available via our Exchange Point Services Platform, allows all our customers to be pre-connected to one another and insert and deliver services in a real time and cost effective manner.

Maintain and establish a presence in strategic locations.  In addition to our NAP of the Americas facility in Miami, Florida, we operate regional Internet Exchanges in Madrid, Spain; Santa Clara, California; Herndon, Virginia and Sao Paulo, Brazil. In comparison to our facility in Miami, which represents 65% of our global footprint, our regional locations are smaller in size. These regional Internet Exchanges are centrally managed from our Miami facility and require less capital to establish and manage than our primary facility. Our regional Internet Exchanges enable us to offer enhanced services to existing customers by making colocation space, exchange point services and managed services available in more immediate proximity to their locations around the world. In response to the needs of our customers, we may establish and maintain Internet-exchange points in additional locations deemed to be strategic.

Customers

As of March 31, 2007, we had 628 customers worldwide of which 427 customers entered into agreements with us and are based in our NAP of the Americas facility. We believe our acquisition of Data Return added approximately 230 customers to our operations. Selected customers include:

Content and
Government and Federal Information	Carriers and Network	Service
Technology Service Providers	Providers	Providers	Enterprises

Blackbird Technologies	AT&T	Google	Bacardi USA
City of Coral Gables, Florida	Global Crossing	Internap	Citrix
Miami-Dade County, Florida	Latin America	NTT/Verio	Corporación Andina deFomento
SRA International	Nautilus*	VeriSign	Florida International University
United States Southern Command	Level 3 Communications		Intrado
	Sprint Communications		Jackson Memorial Hospital
	T-Systems**		Steiner Leisure
CBS Digital Media
Facebook
Shutterfly
IDT

*	A business unit of Telecom Italia.

**	A business unit of Deutsche Telecom.

Customers typically sign renewable contracts of one or more years in length, with an average term of 18 months. During the year ended March 31, 2007, two of our customers, agencies of the U.S. federal government and Blackbird Technologies, constituted 20% and 6%, respectively, of our revenues.

Products and Services

We provide the following types of products and services: Colocation, Exchange Point, Equipment Resale and Managed and Professional Services.

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

Managed and Professional Services:

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

Our Network Operations Center, or NOC, service is a customer-outsourced service providing continuous 24-hour support, monitoring and management of all elements in our customer’s computing network. The service allows our customers to benefit from our investment in hardware, software tools and expertise, thereby allowing our customers to be supported by a NOC without requiring them to make significant investments in equipment and dedicated staff. The NAP of the Americas is equipped with two fully staffed NOCs, one serving our commercial sector customers and the other serving our federal government sector customers.

•	Managed Router Service

Our Managed Router Service, or MRS, provides customers with an avenue for outsourcing their router management, thereby eliminating the need for in-house router expertise and costly capital and maintenance expenses.

•	Managed Storage Service

Our Managed Storage Service is a fully managed Storage Area Network, or SAN, service. It provides our customers with an outsourced primary storage solution without the need for additional capital expenditures or in-house staff expertise.

•	Managed Optical Extension Service

Our Managed Optical Extension Service provides all the network management and monitoring benefits of our Exchange Point Service Platform to remote customer locations. This includes remote configuration, alarm and performance management.

•	Advanced Network Monitoring Services

Our advanced Network Monitoring Services provides continuous in-service monitoring of network performance for detecting degradation and its corresponding impact on the delivered quality of service.

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

We provide managed dedicated, secure hosting services to enterprise customers, e-commerce marketplaces, system integrators, ASPs and web designers using proprietary technology. Through our proprietary technology, we have integrated managed hosting procedures into an automated environment using strict, ITIL-based, procedures and standards. Our solution allows for the rapid integration and deployment of these products in each of our Internet Exchanges around the world.

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

Government and Federal Information Technology Service Providers.  We sell our products and services to the federal, state and local governments and various federal information technology service providers through our direct sales force. A number of our senior executives and sales professionals have federal government security clearance and experience selling products and services in the public sector. Our relationships with Federal information technology service providers allow us to partner with them to provide our services to an expanded universe of potential public sector customers and have led to increases in customers and revenues for us.

Commercial.  Our commercial sales effort is comprised of both direct and indirect sales channels. Our direct sales force is organized by industry sectors such as carriers and network providers, content and service providers and enterprises. We also have sales representatives at our facilities in Miami, Florida, Santa Clara, California, Herndon, Virginia, Sao Paulo, Brazil, and Madrid, Spain. We complement our direct sales operation by utilizing sales channels developed in partnership with certain of our customers and partners. Network service providers and carriers, for example, are given incentives to sell our products and services to their existing clients as a means to increasing the Internet or telecommunications traffic that travels across their own networks already located at our facilities.

We also have a channel marketing program to promote our products and services to enterprises in various geographic locations. This sales force is supported by a team of trained support engineers who work with our sales executives and their customers to respond to customer questions and design a package of services that best meets the customer’s needs.

Marketing.  Our marketing activities are designed to drive awareness of our products and services, and generate qualified sales opportunities through various direct marketing and event driven campaigns. Our marketing team is responsible for providing our sales force with product brochures, as well as collateral and relevant sales tools to improve their sales effectiveness. Our marketing organization also is responsible for our product strategy and direction based upon primary and secondary market research and the advancement of new technologies. We participate in a variety of Internet, computer and financial industry conferences and place our officers and employees in keynote speaking engagements at these conferences. In addition to these activities, we build recognition through sponsoring or leading industry technical forums and participating in Internet industry standard-setting bodies.

Competition

Unlike many Internet Exchanges in the United States, we combine exchange point services (to facilitate peering) with carrier-grade colocation space and managed services in carrier neutral facilities. Consequently, we believe that our facilities could only be replicated through the expenditures of significant funds over a lengthy period. Additionally, over the past seven years we have built strong customer relationships and operational expertise that is not easily duplicated.

However, our current and potential competition includes:

Internet data centers operated by established U.S., Brazilian and Spanish communications carriers such as AT&T, Embratel and Telefonica.  Unlike the major network providers, which constructed data centers primarily to help sell bandwidth, we have aggregated multiple networks in one location, which we believe provides diversity, competitive prices and high performance. Carrier operated data centers only provide one choice of carrier and generally require capacity minimums as part of their pricing structures. Our Internet Exchanges provide access to a choice of carriers and allow our customers to negotiate the best prices with a number of carriers resulting in better economics and redundancy.

U.S. Internet Exchanges such as MAE West and carrier operated IXs.  Internet Exchanges are typically older facilities, and their operators may lack the incentive to upgrade the infrastructure in order to scale with traffic growth. In contrast, we provide secure facilities with 24-hour support and a full range of network and managed services.

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

Employees

As of March 31, 2007, we had 290 full-time employees in the United States, 53 full-time employees in Europe and 13 full-time employees in Brazil. Of these employees, 204 were in data center operations, 56 were in sales and marketing and 96 were in general and administrative.

Our employees are not represented by a labor union and are not covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Our executive officers and directors and their ages as of June 14, 2007, are as follows:

Name	Age	Principal Position

Manuel D. Medina	54	Chairman of the Board, President and Chief Executive Officer
Joseph R. Wright, Jr	69	Vice Chairman of the Board
Guillermo Amore	68	Director
Timothy Elwes	71	Director
Antonio S. Fernandez	67	Director
Arthur L. Money	67	Director
Marvin S. Rosen	65	Director
Miguel J. Rosenfeld	57	Director
Rodolfo A. Ruiz	58	Director
Jamie Dos Santos	46	Chief Marketing Officer
John Neville	48	Senior Vice President — Sales
Jose A. Segrera	36	Chief Financial Officer
Marvin Wheeler	53	Chief Operations Officer
Adam T. Smith	35	Chief Legal Officer

Manuel D. Medina has served as our Chairman of the Board, President and Chief Executive Officer since April 28, 2000, the date that we merged with AmTec, and as that of Terremark since its founding in 1982. In addition, Mr. Medina is a managing partner of Communication Investors Group, one of our investors. Mr. Medina has been a director of Fusion Telecommunications International since December 14, 1998. Before founding Terremark, Mr. Medina, a certified public accountant, worked with PricewaterhouseCoopers LLP. Subsequently, he established and operated an independent financial and real estate consulting company. Mr. Medina earned a Bachelor of Science degree in Accounting from Florida Atlantic University in 1974.

Joseph R. Wright, Jr. has served as our Vice Chairman of the Board since April 28, 2000. Mr. Wright currently is Chief Executive Officer and a director of PanAmSat, a global provider of satellite-based communication services. He was also a director of Scientific Games Corp. from 1997 to 2000. Mr. Wright served as Chairman of the Board of GRC International, Inc., a United States public company that provides technical information technology support to government and private entities. From 1995 to 2003, Mr. Wright also served as Co-Chairman of Baker & Taylor Holdings, Inc., an international book and video distribution company, and Vice Chairman of Jefferson Consulting Group, a Washington D.C. consulting firm. From 1989 to 1994, Mr. Wright served as Executive Vice President, Vice Chairman and Director of W.R. Grace & Co., an international chemicals and health care company, President of Grace Energy Corporation and Chairman of Grace Environmental Company. From 1982 to 1989, Mr. Wright held the positions of Director and Deputy Director of the Office of Management and Budget, The White House, and was a member of President Reagan’s cabinet. Before 1982, he served as Deputy Secretary, United States Department of

Commerce, President of Citicorp Retail Services and Retail Consumer Services, held posts in the United States Department of Agriculture and the United States Department of Commerce, and was Vice President and Partner of Booz Allen & Hamilton, a management consulting firm.

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

Timothy Elwes has served as a member of our board of directors since April 2000. Mr. Elwes also served as a member of the board of directors of Timothy Elwes & Partners Ltd., a financial services company, between May 1978 and October 1994, the business of which was merged into Fidux Trust Co. Ltd. in December 1995. He has been a non-executive director of Partridge Fine Arts plc, a public company since 1989. Since December 2000 he has served as a director of Timothy Elwes & Partners Ltd., a financial services company.

Antonio S. Fernandez was elected to our Board Directors in September 2003. In 1970, Mr. Fernandez was a Systems Engineering Manager at Electronic Data Systems (EDS). In 1971, Mr. Fernandez joined duPont Glore Forgan as a Vice-President in Operations. In 1974, he joined Thomson McKinnon as Director of Operations and Treasurer. In 1979, he was Director of Operations and Treasurer at Oppenheimer & Co. Inc., where he also served as Chief Financial Officer from 1987 until 1994 and a member of the Board of Directors from 1991 until 1998. In 1991, Mr. Fernandez founded and headed the International Investment Banking Department at Oppenheimer & Co. and served in that capacity until 1999. Mr. Fernandez served on the Board of Banco Latinoamericano de Exportaciones from 1992 until 1999. He also served as Trustee of Mulhenberg College, PA from 1995 until 1998. Since June 2004 Mr. Fernandez has been a director of Spanish Broadcasting Systems, an operator of radio stations in the U.S. He graduated from Pace University, NY in 1968 with a B.B.A.

Arthur L. Money has served as a member of our board of directors since May 2003. Since September 2002, Mr. Money has been a member of the board of directors of SafeNet, a provider of Information Technology security solutions. From 1999 to 2001, Mr. Money was the Assistant Secretary of Defense (C3I) and Department of Defense CIO. Prior to this, Mr. Money served as the Assistant Secretary of the Air Force for Research, Development, and Acquisition, and was Vice President and Deputy General Manager of TRW. From 1989 to 1995, Mr. Money was President of ESL, Inc. He has received distinguished public service awards from the U.S. Department of Defense (Bronze Palm), the U.S. Air Force, and the U.S. Navy. He is currently President of ALM Consulting, specializing in command control and communications, intelligence, signal processing, and information processing. Mr. Money received his Master of Science Degree in Mechanical Engineering from the University of Santa Clara and his Bachelor of Science Degree in Mechanical Engineering from San Jose State University.

Marvin S. Rosen has served as a member of our board of directors since April 2000. Mr. Rosen is a co-founder and Chairman of the Board of Directors of Fusion Telecommunications International and served as its Vice Chairman from December 1998 to April 2000 and has served as its Chief Executive Officer since April 2000. Mr. Rosen is also of counsel to Greenberg Traurig, P.A., our corporate counsel. From September 1995 through January 1997, Mr. Rosen served as the Finance Chairman of the Democratic National Committee. Mr. Rosen has served on the Board of Directors of the Robert F. Kennedy Memorial since 1995 and Fusion Telecommunications International, Inc., since 1997, where he has also been Vice-Chairman since December 1998. Mr. Rosen received his Bachelor of Science degree in Commerce from the University of Virginia, his LL.B. from Dickinson School of Law and his LL.M. in Corporations from New York University Law School. See “Certain Relationships and Related Transactions.”

Miguel J. Rosenfeld has served as a member of our board of directors since April 2000. Since November 1991, he has served as a Senior Vice President of Delia Feallo Productions, Inc., where he has been responsible for the development of soap opera productions in Latin America. From January 1995 until May 1998, he was the Director of Affiliates and Cable for Latin America for Protele, a division of Televisa International LLC. From December 1984 until September 1998, he was a sales manager for Capitalvision International Corporation. Mr. Rosenfeld holds a Bachelor of Arts degree in Administration from the University of Buenos Aires which he earned in 1975.

Rodolfo A. Ruiz has served as a member of our Board of Directors since July 2003. Since 2004, Mr. Ruiz has served as Executive Vice President — Spirits for Southern Wine and Spirits of America, Inc. From 1999 to 2003, Mr. Ruiz has held a series of senior management positions within the Bacardi organization since 1979, inclusive of having served as President and CEO of Bacardi Global Brands, President and CEO of Bacardi Asia/Pacific Region, and several senior executive sales, marketing, financial and operations positions within Bacardi USA. Prior to joining Bacardi, from 1966 to 1979, Mr. Ruiz, in his capacity as a certified public accountant, served as a Senior Auditor, Senior Internal Auditor, and Audit Manager with Price Waterhouse & Co. for a wide variety of public and private clients and projects in the United States and Mexico, as well as throughout Latin America, interspersed by a term, from 1973 to 1975, with International Basic Economy Corp, otherwise known as IBEC/Rockefeller Group. Mr. Ruiz holds a Bachelor of Business degree from the University of Puerto Rico.

Jamie Dos Santos has served as our Chief Marketing Officer since March 2003. From April 2001 to March 2003, Ms. Dos Santos served as our Senior Vice President Global Sales. From 1981 to April 2001, Ms. Dos Santos worked with the Bell System. Ms. Dos Santos held various positions during her tenure with Telcordia/ Bell Systems including Director of Professional Services Latin America and Regional Account Director. She started her career as a Business Service Representative. Ms. Dos Santos attended the University of Florida and Bellcore’s elite Technical training curriculum receiving various degrees in telecommunications.

John Neville has served as our Senior Vice President — Sales since June 2005. Previously, from September 2003 to April 2005, he served as Executive Vice President of Sales and Business Development for Arsenal Digital Solutions Worldwide, Inc. Mr. Neville has held various senior level positions within the Telecommunications industry including Major Account Vice President for Nortel Networks from 1999 to 2003 and Vice President of Market Management and Enterprise Sale for Verizon Communications (formerly NYNEX/Bell Atlantic) from 1994 to 1999. Mr. Neville received his BBA from Southern Methodist University and attended the Executive program at University of Virginia, Darden School of Business.

Jose A. Segrera has served as our Chief Financial Officer since September 2001. From September 2000 to June 2001, Mr. Segrera served as our Vice President — Finance. From January 2000 to September 2000, Mr. Segrera served as the interim Chief Financial Officer of FirstCom Corporation. From June 1996 to November 1997, Mr. Segrera was a manager in the assurance practice at KPMG Peat Marwick LLP. Mr. Segrera received his Bachelor in Business Administration and his Masters in Professional Accounting from the University of Miami.

Marvin Wheeler has served as our Chief Operations Officer since November 2003. Previously, he served as our Senior Vice President, Worldwide Operations since March 2003. From March 2001 to March 2003, Mr. Wheeler served as Senior Vice President of Operations and General Manager of the NAP of the Americas. From June 1978 to March 2000, Mr. Wheeler managed the Data Center and WAN/LAN Operations for BellSouth, Mr. Wheeler graduated from the University of Florida, where he earned a degree in Business Administration with a concentration in marketing.

Adam T. Smith has served as our Chief Legal Officer since November 2006. From May 2005 to November 2006, Mr. Smith served as our SVP Deputy General Counsel, and from February 2004 to April 2005 as our VP Assistant General Counsel. From April 2000 to January 2004, Mr. Smith led the Electronic Commerce & Technology law practice for the Miami office of Adorno Yoss LLP, as well as focused on domestic and international corporate transactions, venture capital, and corporate securities. Prior to April 2000, Mr. Smith worked in Washington, D.C., where he was responsible for the review of the legal issues surrounding the Internet aspects of the proposed Sprint/Worldcom merger, and gained federal government experience as an honors intern in the Office of the Secretary of Defense, as well as the Department of State (U.S. Embassy/Santiago, Chile), Office of the Deputy Attorney General, and U.S. House of Representatives International Relations Committee. Mr. Smith received his Juris Doctor from the University of Miami School of Law and his Bachelor of Arts from Tufts University. Mr. Smith is a member of the bar of the State of Florida and the United States District Court for the Southern District of Florida.

Where You Can Find Additional Information

We file annual, quarterly, annual and special reports, proxy statements and other information with the SEC. You may read and copy any documents that we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our Securities and Exchange Commission filings are also available to the public at the Securities and Exchange Commission’s website at http://www.sec.gov. In addition, we make available free of charge on or through our Internet website, http://www.terremark.com under “Investor Relations”, all of the annual, quarterly and special reports, proxy statements, Section 16 insider reports on Form 3, Form 4 and Form 5 and amendments to these reports and other information we file with the SEC. Additionally, our board committee charters and code of ethics are available on our website and in print to any shareholder who requests them. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

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

For the year ended March 31, 2007, we generated income from operations of $4.0 million. Prior to this, we had incurred net losses from operations in each quarterly and annual period since our April 28, 2000 merger with AmTec, Inc. We incurred net losses of $15.0 million, $37.1 million and $9.9 million in the years ended March 31, 2007, 2006 and 2005, respectively. As of March 31, 2007, our accumulated deficit was $300.2 million. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds and gain new customers.

We may not be able to compete successfully against current and future competitors.

Our products and services must be able to differentiate themselves from existing providers of space and services for telecommunications companies, web hosting companies, virtualized IT solutions and other colocation providers. In addition to competing with neutral colocation providers, we must compete with traditional colocation providers, including local phone companies, long distance phone companies, Internet service providers and web hosting facilities. Likewise, with respect to our other products and services, including managed services, bandwidth services and security services, we must compete with more established providers of similar services. Most of these companies have longer operating histories and significantly greater financial, technical, marketing and other resources than we do.

Because of their greater financial resources, some of our competitors have the ability to adopt aggressive pricing policies. As a result, in the future, we may suffer from pricing pressure that would adversely affect our ability to generate revenues and adversely affect our operating results. In addition, these competitors could offer colocation on neutral terms, and may start doing so in the same metropolitan areas where we have NAP centers. Some of these competitors may also provide our target customers with additional benefits, including bundled communication services, and may do so in a manner that is more attractive to our potential customers than obtaining space in our data centers. If our competitors were able to adopt aggressive pricing policies together with offering colocation space, our ability to generate revenues would be materially adversely affected. We may also face competition from persons seeking to replicate our Internet Exchanges concept by building new centers or converting existing centers that some of our competitors are in the process of divesting. We may experience competition from our landlords in this regard. Rather than licensing our available space to large single tenants, they may decide to convert the space instead to smaller square foot units designed for multi-tenant colocation use. Landlords may enjoy a cost effective advantage in providing similar services as our data centers, and this could also reduce the amount of space available to us for expansion in the future. Competitors may operate more successfully or form alliances to acquire significant market share. Furthermore, enterprises that have already invested substantial resources in outsourcing arrangements may be reluctant or slow to adopt our approach that may replace, limit or compete with their existing systems. In addition, other companies may be able to attract the same potential customers that we are targeting. Once customers are located in competitors’ facilities, it may be extremely difficult to convince them to relocate to our data centers.

We anticipate that an increasing portion of our revenues will be from contracts with agencies of the United States government, and uncertainties in government contracts could adversely affect our business.

During the year ended March 31, 2007, revenues under contracts with agencies of the U.S. federal government constituted approximately 20% of our revenues. Generally, U.S. government contracts are subject to oversight audits by government representatives, to profit and cost controls and limitations, and to provisions permitting modification or termination, in whole or in part, without prior notice, at the government’s convenience. In some cases, government contracts are subject to the uncertainties surrounding congressional appropriations or agency funding. Government contracts are also subject to specific procurement regulations. Failure to comply with these regulations and requirements could lead to suspension or debarment from future government contracting for a period of time, which could limit our growth prospects and adversely affect our business, results of operations and financial condition. Government contracts typically have an initial term of one year. Renewal periods are exercisable at the discretion of the U.S. government. We may not be successful in winning contract awards or renewals in the future. Our failure to renew or replace U.S. government contracts when they expire could have a material adverse effect on our business, financial condition, or results of operations.

Acquisitions may result in disruptions to our business or distractions of our management due to difficulties in integrating acquired personnel and operations, and these integrations may not proceed as planned.

On May 29, 2007, we acquired 100% of the outstanding common stock of privately-held Data Return, LLC, a leading provider of enterprise-class technology hosting solutions, from Saratoga Partners. We intend to continue to expand our business through the acquisition of companies, technologies, products and services. Acquisitions involve a number of special problems and risks, including:

•	difficulty integrating acquired technologies, products, services, operations and personnel with the existing businesses;

•	difficulty maintaining relationships with important third parties, including those relating to marketing alliances and providing preferred partner status and favorable pricing;

•	diversion of management’s attention in connection with both negotiating the acquisitions and integrating the businesses;

•	strain on managerial and operational resources as management tries to oversee larger operations;

•	inability to retain and motivate management and other key personnel of the acquired businesses;

•	exposure to unforeseen liabilities of acquired companies;

•	potential costly and time-consuming litigation, including stockholder lawsuits;

•	potential issuance of securities to equity holders of the Company being acquired with rights that are superior to the rights of holders of our common stock, or which may have a dilutive effect on our common stockholders;

•	the need to incur additional debt or use cash; and

•	the requirement to record potentially significant additional future operating costs for the amortization of intangible assets.

As a result of these or other problems and risks, businesses we acquire may not produce the revenues, earnings or business synergies that we anticipated, and acquired products, services or technologies might not perform as we expected. As a result, we may incur higher costs and realize lower revenues than we had anticipated. We may not be able to successfully address these problems and we cannot assure you that the acquisitions will be successfully identified and completed or that, if acquisitions are completed, the acquired businesses, products, services or technologies will generate sufficient revenue to offset the associated costs or other harmful effects on our business.

Any of these risks can be greater if an acquisition is large relative to the size of our company. Failure to manage effectively our growth through acquisitions could adversely affect our growth prospects, business, results of operations and financial condition.

We derive a significant portion of our revenues from a few clients; accordingly, a reduction in our clients’ demand for our services or the loss of clients could impair our financial performance.

During the year ended March 31, 2007, we derived approximately 20% of our revenues from agencies of the federal government. During the year ended March 31, 2006, we derived approximately 19% and 14% of our revenues from agencies of the federal government and Blackbird Technologies. Because we derive a large percentage of our revenues from a few major customers, our revenues could significantly decline if we lose one or more of these customers or if the amount of business we obtain from them is reduced. See “Business — Customers.”

A failure to meet customer specifications or expectations could result in lost revenues, increased expenses, negative publicity, claims for damages and harm to our reputation and cause demand for our services to decline.

Our agreements with customers require us to meet specified service levels for the services we provide. In addition, our customers may have additional expectations about our services. Any failure to meet customers’ specifications or expectations could result in:

•	delayed or lost revenue;

•	requirements to provide additional services to a customer at reduced charges or no charge;

•	negative publicity about us, which could adversely affect our ability to attract or retain customers; and

•	claims by customers for substantial damages against us, regardless of our responsibility for the failure, which may not be covered by insurance policies and which may not be limited by contractual terms of our engagement.

Our ability to successfully market our services could be substantially impaired if we are unable to deploy new infrastructure systems and applications or if new infrastructure systems and applications deployed by us prove to be unreliable, defective or incompatible.

We may experience difficulties that could delay or prevent the successful development, introduction or marketing of hosting and application management services in the future. If any newly introduced infrastructure systems and applications suffer from reliability, quality or compatibility problems, market acceptance of our services could be greatly hindered and our ability to attract new customers could be significantly reduced. We cannot assure you that new applications deployed by us will be free from any reliability, quality or compatibility problems. If we incur increased costs or are unable, for technical or other reasons, to host and manage new infrastructure systems and applications or enhancements of existing applications, our ability to successfully market our services could be substantially limited.

Any interruptions in, or degradation of, our private transit Internet connections could result in the loss of customers or hinder our ability to attract new customers.

Our customers rely on our ability to move their digital content as efficiently as possible to the people accessing their websites and infrastructure systems and applications. We utilize our direct private transit Internet connections to major network providers, such as AT&T and Global Crossing as a means of avoiding congestion and resulting performance degradation at public Internet exchange points. We rely on these telecommunications network suppliers to maintain the operational integrity of their networks so that our private transit Internet connections operate effectively. If our private transit Internet connections are interrupted or degraded, we may face claims by, or lose, customers, and our reputation in the industry may be harmed, which may cause demand for our services to decline.

Our network infrastructure could fail, which would impair our ability to provide guaranteed levels of service and could result in significant operating losses.

To provide our customers with guaranteed levels of service, we must operate our network infrastructure 24 hours a day, seven days a week, without interruption. We must, therefore, protect our network infrastructure, equipment and customer files against damage from human error, natural disasters, unexpected equipment failure, power loss or telecommunications failures, terrorism, sabotage or other intentional acts of vandalism. Even if we take precautions, the occurrence of a natural disaster, equipment failure or other unanticipated problem at one or more of our data centers could result in interruptions in the services we provide to our customers. We cannot assure you that our disaster recovery plan will address all, or even most, of the problems we may encounter in the event of a disaster or other unanticipated problem. We have experienced service interruptions in the past, and any future service interruptions could:

•	require us to spend substantial amounts of money to replace equipment or facilities;

•	entitle customers to claim service credits or seek damages for losses under our service level guarantees;

•	cause customers to seek alternate providers; or

•	impede our ability to attract new customers, retain current customers or enter into additional strategic relationships.

Our dependence on third parties increases the risk that we will not be able to meet our customers’ needs for software, systems and services on a timely or cost-effective basis, which could result in the loss of customers.

Our services and infrastructure rely on products and services of third-party providers. We purchase key components of our infrastructure, including networking equipment, from a limited number of suppliers, such as IBM, Cisco Systems, Inc., Microsoft and Oracle. We may experience operational problems attributable to the installation, implementation, integration, performance, features or functionality of third-party software, systems and services. We may not have the necessary hardware or parts on hand or that our suppliers will be able to provide them in a timely manner in the event of equipment failure. Our inability to timely obtain and continue to maintain the necessary hardware or parts could result in sustained equipment failure and a loss of revenue due to customer loss or claims for service credits under our service level guarantees.

We could be subject to increased operating costs, as well as claims, litigation or other potential liability, in connection with risks associated with Internet security and the security of our systems.

A significant barrier to the growth of e-commerce and communications over the Internet has been the need for secure transmission of confidential information. Several of our infrastructure systems and application services use encryption and authentication technology licensed from third parties to provide the protections necessary to ensure secure transmission of confidential information. We also rely on security systems designed by third parties and the personnel in our network operations centers to secure those data centers. Any unauthorized access, computer viruses, accidental or intentional actions and other disruptions could result in increased operating costs.

For example, we may incur additional significant costs to protect against these interruptions and the threat of security breaches or to alleviate problems caused by these interruptions or breaches. If a third party were able to misappropriate a consumer’s personal or proprietary information, including credit card information, during the use of an application solution provided by us, we could be subject to claims, litigation or other potential liability as well as loss of reputation.

We may be subject to legal claims in connection with the information disseminated through our network, which could divert management’s attention and require us to expend significant financial resources.

We may face liability for claims of defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature of the materials disseminated through our network. For example, lawsuits may be brought against us claiming that content distributed by some of our customers may be regulated or banned. In these and other instances, we may be required to engage in protracted and expensive litigation that could have the effect of diverting management’s attention from our business and require us to expend significant financial resources. Our general liability insurance may not cover any of these claims or may not be adequate to protect us against all liability that may be imposed. In addition, on a limited number of occasions in the past, businesses, organizations and individuals have sent unsolicited commercial e-mails from servers hosted at our facilities to a number of people, typically to advertise products or services. This practice, known as “spamming,” can lead to statutory liability as well as complaints against service providers that enable these activities, particularly where recipients view the materials received as offensive. We have in the past received, and may in the future receive, letters from recipients of information transmitted by our customers objecting to the transmission. Although we prohibit our customers by contract from spamming, we cannot assure you that our customers will not engage in this practice, which could subject us to claims for damages.

We may become subject to burdensome government regulation and legal uncertainties that could substantially harm our business or expose us to unanticipated liabilities.

It is likely that laws and regulations directly applicable to the Internet or to hosting and managed application service providers may be adopted. These laws may cover a variety of issues, including user privacy and the pricing, characteristics and quality of products and services. The adoption or modification of laws or regulations relating to commerce over the Internet could substantially impair the growth of our business or expose us to unanticipated liabilities. Moreover, the applicability of existing laws to the Internet and hosting and managed application service providers is uncertain. These existing laws could expose us to substantial liability if they are found to be applicable to our business. For example, we provide services over the Internet in many states in the United States and elsewhere and facilitate the activities of our customers in these jurisdictions. As a result, we may be required to qualify to do business, be subject to taxation or be subject to other laws and regulations in these jurisdictions, even if we do not have a physical presence, employees or property in those states.

Difficulties presented by international economic, political, legal, accounting and business conditions could harm our business in international markets.

For the year ended March 31, 2007, 16% of our total revenue was generated in countries outside of the United States. Some risks inherent in conducting business internationally include:

•	unexpected changes in regulatory, tax and political environments;

•	longer payment cycles and problems collecting accounts receivable;

•	fluctuations in currency exchange rates;

•	our ability to secure and maintain the necessary physical and telecommunications infrastructure;

•	challenges in staffing and managing foreign operations; and

•	laws and regulations on content distributed over the Internet that are more restrictive than those currently in place in the United States.

Any one or more of these factors could materially and adversely affect our business.

We have significant debt service obligations which will require the use of a substantial portion of our available cash.

We are a highly leveraged company. As of March 31, 2007, our total liabilities were $220.1 million and our total stockholders’ equity was $89.5 million. Our mortgage loan and our Senior Secured Notes are, collectively, collateralized by substantially all of our assets. In addition, in some circumstances, interest obligations payable with respect to our Senior Secured Notes may be paid in kind by adding such interest payments to the principal amount owed under the Senior Secured Notes increasing further our debt exposure. We also issued 9% Senior Convertible Notes due June 15, 2009, or the Senior Convertible Notes, in an aggregate principal amount of $86.25 million, which are currently outstanding. On January 5, 2007, we issued $14.0 million aggregate principal amount of Series A Notes and Series B Notes, which are both due on June 30, 2009. The Series A Notes are collaterized by a second priority security interest in and pledge of substantially all of our assets, other than the NAP of the Americas building. The interest obligations payable with respect to these notes is payable in kind. Therefore, such interest payments will be added to the principal balance, increasing our debt exposure. In addition, on February 14, 2007, we completed lease financing in the aggregate amount of $4.4 million, which allowed us to enter into a triple net capital lease for 30 acres of real property in Culpeper County, Virginia. In addition, on June 12, 2007, we announced that we had secured commitment letters from Credit Suisse and Tannenbaum Capital Partners for a total of $250.0 million, which if funded would increase debt exposure particularly to the extent we fail to use those funds to pay down all or a portion of our existing debt.

Each of these obligations requires significant amounts of liquidity. Should we need additional capital or financing, our ability to arrange financing and the cost of this financing will depend upon many factors, including:

•	general economic and capital markets conditions, and in particular the non-investment grade debt market;

•	conditions in the Internet infrastructure market;

•	credit availability from banks or other lenders;

•	investor confidence in the telecommunications industry generally and our company specifically; and

•	the success of our facilities

In addition, each of these debt obligations along with our new capital lease matures in 2009, requiring us to repay or refinance a significant amount of indebtedness in a short time period. We may be unable to find additional sources of liquidity on terms acceptable to us, if at all, which could adversely affect our business, results of operations and financial condition. Also, a default could result in acceleration of our indebtedness. If this occurs, our business and financial condition would be adversely affected.

Our mortgage loan with Citigroup, Senior Secured Notes, Senior Convertible Notes, Series A Notes and Series B Notes contain numerous restrictive covenants.

Our mortgage loan with Citigroup, our Senior Secured Notes, our Senior Convertible Notes and our Series A Notes and Series B Notes, contain numerous covenants imposing restrictions on our ability to, among other things:

•	incur more debt;

•	pay dividends, redeem or repurchase our stock or make other distributions;

•	make acquisitions or investments;

•	enter into transactions with affiliates;

•	merge or consolidate with others;

•	dispose of assets or use asset sale proceeds;

•	create liens on our assets; and

•	extend credit.

Our failure to comply with the obligations in our mortgage loan with Citigroup, Senior Secured Notes, Senior Convertible Notes, Series A Notes and Series B Notes could result in an event of default under the mortgage loan and such notes which, if not cured or waived, could permit acceleration of the indebtedness or our other indebtedness, or result in the same consequences as a default in payment. If the acceleration of the maturity of our debt occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us, which could adversely impact our business, results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

In addition, subject to restrictions in our existing debt instruments, we may incur additional indebtedness. If new debt is added to our current debt levels, the related risks that we now face would all likely intensify. Our growth plans and our ability to make payments of principal or interest on, or to refinance, our indebtedness, will depend on our future operating performance and our ability to enter into additional debt and/or equity financings. If we are unable to generate sufficient cash flows in the future to service our debt, we may be required to refinance all or a portion of our existing debt, to sell assets or to obtain additional financing. We may not be able to do any of the foregoing on terms acceptable to us, if at all.

If our financial condition deteriorates, we may be delisted by the NASDAQ and our stockholders could find it difficult to sell our common stock.

As of May 14, 2007 our common stock began trading on the NASDAQ Global Market. The NASDAQ requires companies to fulfill specific requirements in order for their shares to continue to be listed. Our securities may be considered for delisting if:

•	our financial condition and operating results appear to be unsatisfactory;

•	we have sustained losses that are so substantial in relation to our overall operations or our existing financial condition has become so impaired that it appears questionable whether we will be able to continue operations and/or meet our obligations as they mature.

If our shares are delisted from the NASDAQ, our stockholders could find it difficult to sell our stock. To date, we have had no communication from the NASDAQ regarding delisting. If our common stock is delisted from the NASDAQ, we may apply to have our shares quoted on NASDAQ’s Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. The Bulletin Board and the “pink sheets” are generally considered to be less efficient markets than the NASDAQ. In addition, if our shares are no longer listed on the NASDAQ or another national securities exchange in the United States, our shares may be subject to the “penny stock” regulations. If our common stock were to become subject to the penny stock regulations it is likely that the price of our common stock would decline and that our stockholders would find it more difficult to sell their shares on a liquid and efficient market.

Our business could be harmed by prolonged electrical power outages or shortages, or increased costs of energy.

Substantially all of our business is dependent upon the continued operation of the NAP of the Americas building. The NAP of the Americas building and our other NAP facilities are susceptible to regional costs of power, electrical power shortages and planned or unplanned power outages caused by these shortages. A power shortage at an internet exchange facility may result in an increase of the cost of energy, which we may not be able to pass on to our customers. We attempt to limit exposure to system downtime by using backup generators and power supplies.

Power outages that last beyond our backup and alternative power arrangements could harm our customers and have a material adverse effect on our business.

We are dependent on key personnel and the loss of these key personnel could have a material adverse effect on our success.

We are highly dependent on the skills, experience and services of key personnel. The loss of key personnel could have a material adverse effect on our business, operating results or financial condition. We do not maintain keyman life insurance with respect to these key individuals. Our recent and potential growth and expansion are expected to place increased demands on our management skills and resources. Therefore, our success also depends upon our ability to recruit, hire, train and retain additional skilled and experienced management personnel. Employment and retention of qualified personnel is important due to the competitive nature of our industry. Our inability to hire new personnel with the requisite skills could impair our ability to manage and operate our business effectively.

We may encounter difficulties implementing our expansion plan.

We expect that we may encounter challenges and difficulties in implementing our expansion plan to establish new Internet exchange facilities in domestic locations in which we believe there is significant demand for our services. These challenges and difficulties relate to our ability to:

•	identify and obtain the use of locations in which we believe there is sufficient demand for our services;

•	generate sufficient cash flow from operations or through additional debt or equity financings to support these expansion plans;

•	hire, train and retain sufficient additional financial reporting management, operational and technical employees; and

•	install and implement new financial and other systems, procedures and controls to support this expansion plan with minimal delays.

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

Risk Factors Related to Our Common Stock

Our stock price may be volatile, and you could lose all or part of your investment.

The market for our equity securities has been extremely volatile (ranging from $3.26 per share to $9.15 per share during the 52-week trading period ending March 31, 2007). Our stock price could suffer in the future as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter. The factors that could cause the price of our common stock in the public market to fluctuate significantly include the following:

•	actual or anticipated variations in our quarterly and annual results of operations;

•	changes in market valuations of companies in our industry;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	fluctuations in stock market prices and volumes;

•	future issuances of common stock or other securities;

•	the addition or departure of key personnel; and

•	announcements by us or our competitors of acquisitions, investments or strategic alliances.

We expect that the price of our common stock will be significantly affected by the availability of shares for sale in the market.

The sale or availability for sale of substantial amounts of our common stock could adversely impact its price. Our certificate of incorporation authorizes us to issue 100,000,000 shares of common stock. On March 31, 2007, there were approximately 55.8 million shares of our common stock outstanding and approximately 14.0 million shares of our common stock reserved for issuance pursuant to our Senior Convertible Notes, Series B Notes, Series I convertible preferred stock, options, nonvested stock and warrants to purchase our common stock, which consist of:

•	6,900,000 shares of our common stock reserved for issuance upon conversion of our Senior Convertible Notes;

•	492,000 shares of our common stock reserved for issuance upon conversion of our Series B Notes;

•	1,078,000 shares of our common stock reserved for issuance upon conversion of our Series I convertible preferred stock;

•	2,437,239 shares of our common stock issuable upon exercise of options;

•	532,800 shares of our nonvested stock; and

•	2,545,766 shares of our common stock issuable upon exercise of warrants.

Accordingly, a substantial number of additional shares of our common stock are likely to become available for sale in the foreseeable future, which may have an adverse impact on our stock price.

Our common shares are thinly traded and, therefore, relatively illiquid.

As of March 31, 2007, we had 55,813,129 common shares outstanding. While our common shares trade on the NASDAQ, our stock is thinly traded (approximately 0.3%, or 178,948 shares, of our stock traded on an average daily basis during the year ended March 31, 2007) and you may have difficulty in selling your shares quickly. The low trading volume of our common stock is outside of our control, and may not increase in the near future or, even if it does increase in the future, may not be maintained.

Existing stockholders’ interest in us may be diluted by additional issuances of equity securities.

We expect to issue additional equity securities to fund the acquisition of additional businesses and pursuant to employee benefit plans. We may also issue additional equity for other purposes. These securities may have the same rights as our common stock or, alternatively, may have dividend, liquidation, or other preferences to our common stock. The issuance of additional equity securities will dilute the holdings of existing stockholders and may reduce the share price of our common stock.

We do not expect to pay dividends on our common stock, and investors will be able to receive cash in respect of the shares of common stock only upon the sale of the shares.

We have no intention in the foreseeable future to pay any cash dividends on our common stock. Furthermore, in accordance with the $49.0 million first mortgage loan from Citigroup, the terms of the Senior Secured Notes, we may not pay cash or stock dividends without the written consent of Citigroup or the holders of such notes. In addition, in accordance with the terms of the purchase agreement under which we sold the Series A Notes and the Series B Notes to Credit Suisse, Cayman Islands Branch and Credit Suisse, International, our ability to pay dividends is similarly restricted. Further, the terms of our Series I convertible preferred stock provide that, in the event we pay any dividends on our common stock, an additional dividend must be paid with respect to all of our outstanding Series I convertible preferred stock in an amount equal to the aggregate amount of dividends that would be owed for all shares of commons stock into which the shares of Series I convertible preferred stock could be converted at such time. Therefore, an investor in our common stock will obtain an economic benefit from the common stock only after an increase in its trading price and only by selling the common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We lease or own properties on which we operate internet exchange facilities from which we may provide our colocation, interconnection and managed services to the government and commercial sectors. The following table shows information on these properties and facilities as of March 31, 2007:

		Lease Expires
		(reflecting	Area
		all Options)	(Square		Annual
Description	Location	(M/Yr)	Feet)		Rent

NAP of the Americas Facility	Miami, Florida	Owned	750,000		N/A
Principal executive offices	Miami, Florida	March 2008	17,900		$604,000(1)
Hewlett Packard data center	Sao Paulo, Brazil	October 2021	5,300		$51,000
Colocation Facility	Santa Clara,	September 2020	40,000		$1,600,000(2)
	California
Data Center	Herndon, Virginia	February 2015	18,600		$204,000 - $264,000(1)(3)
NAP of the Americas- Madrid	Madrid, Spain	December 2015	10,550		$1,714,000(4)
Data Center	London, England	October 2007	255	(5)	$132,000
Data Center	Frankfurt, Germany	March 2009	540	(5)	$130,000
Data Center	Gent, Belgium	October 2007	323		$80,100
		February 2008	226		$98,000
		July 2009	505		$82,800
Data Center	Amsterdam, The	December 2008	387		$185,000
	Netherlands	January 2008	1,473		$291,100
		December 2009	199		$72,800
		November 2008	18		$115,200
Data Center	Hong Kong, China	July 2008	1,155		$144,000
Data Center	Singapore	July 2008	260		$82,000

(1)	We are also responsible for our share of common area maintenance expenses and real estate taxes.

(2)	We are also responsible for real estate taxes and property and casualty insurance expenses aggregating approximately $46,000 annually.

(3)	Annual rent gradually increases with each year of the term and equals $264,000 during the year in which the lease expires.

(4)	Annual rent is exclusive of value added taxes. The lessor is Global Switch Property Madrid, S.I.

(5)	We have an option to lease an additional 500 square feet at the same base rent.

ITEM 3.	LEGAL PROCEEDINGS.

On May 14, 2007, we filed an action for declaratory relief against Strategic Growth International, Inc., (“SGI”), an investor relations firm formerly engaged by us, in the Circuit Court of the 11th Judicial Circuit in Miami-Dade County Florida. The declaratory action requests that the Court determine whether SGI properly exercised certain warrants issued to it in 2002, and if so, in what quantity and what price. Our position is that SGI failed to properly exercise the warrants, and that such failure cannot be cured because the warrants have since expired, and even if SGI did exercise the warrants, SGI was not entitled to the number of shares claimed upon exercise. On May 17, 2007, SGI filed an action in the Supreme Court of the State of New York in connection with the purported warrant exercise and the Company’s position with respect to this exercise. In the lawsuit, SGI alleges (i) violations under Rule 10b-5 of the Securities Exchange Act of 1934, as amended, against certain of our senior executive officers; (ii) breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment against us; and (iii) negligence, negligent misrepresentation, intentional concealment, and negligent nondisclosure against us and certain senior executive officers. SGI also seeks a declaratory judgment that it properly exercised the warrants. We believe the claims are without merit and that it has a number of defenses to this action. We intend to vigorously defend ourselves against these claims.

In the ordinary course of conducting our business, we become involved in various other legal actions and other claims. Litigation is subject to many uncertainties and we may be unable to accurately predict the outcome of individual litigated matters. Some of these matters possibly may be decided unfavorably to us. Currently, we have some collection related litigation ongoing in the ordinary course of business. Management believes that the ultimate liability, if any, with respect to these matters will not be material.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders during the three months ended March 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock and Preferred Stock Information

On May 14, 2007, our common stock, par value $0.001 per share, began trading under the symbol “TMRK” on the Nasdaq Global Market and ceased trading on the American Stock Exchange under the symbol “TWW”.

On May 16, 2005, our stockholders approved and we implemented, effective as of the same date for all stockholders of that date, a one-for-ten reverse split of our common stock. All share amounts, prices and per share information in this annual report on Form 10-K have been adjusted to reflect this reverse stock split.

As of May 31, 2007, under our amended and restated certificate of incorporation, we had the authority to issue:

•	100,000,000 shares of common stock, par value $0.001 per share; and

•	10,000,000 shares of preferred stock, par value $0.001 per share, which are issuable in series on terms to be determined by our board of directors, of which 600 shares are designated as series I convertible preferred stock.

As of May 31, 2007:

•	58,355,968 shares of our common stock were outstanding;

•	323 shares of our series I convertible preferred stock were outstanding. Each share of series I convertible preferred stock may be converted into 3,333 shares of our common stock.

As of May 31, 2007, there were 325 holders of record and we believe at least x,xxx beneficial owners of our common stock.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock on the Nasdaq Global Market. Quotations are based on actual transactions and not bid prices:

	Prices
Fiscal Year 2007 Quarter Ended	High	Low

June 30, 2006	$8.68	$3.26
September 30, 2006	6.10	3.60
December 31, 2006	7.20	4.76
March 31, 2007	9.15	6.41

	Prices
Fiscal Year 2006 Quarter Ended	High	Low

June 30, 2005	$8.00	$5.60
September 30, 2005	7.56	3.97
December 31, 2005	5.04	2.60
March 31, 2006	8.60	4.35

Performance Graph

The following graph presents our total return to our stockholders for the period from March 31, 2002 to March 31, 2007. Our common stock is compared to the Russell 2000 Index and a peer group. Our peer group of companies comprised the Goldman Sachs Internet Index (GSI) over the same period. The information contained in this graph is not necessarily indicative of our future performance.

	3/02	3/03	3/04	3/05	3/06	3/07
Terremark Worldwide, Inc.	100.00	80.00	160.00	144.44	188.89	179.11
Russell 2000	100.00	73.04	119.66	126.13	158.73	168.11
Goldman Sachs Internet	100.00	122.94	201.78	216.45	265.61	277.78

The stock performance graph assumes for comparison that the value of the Company’s common stock was $100 on March 31, 2002 and that all dividends were reinvested.

Dividend Policy

Holders of our common stock are entitled to receive dividends or other distributions when and if declared by our board of directors. In addition, our 9% senior convertible notes contain contingent interest provisions which allow the holders of the 9% Senior Convertible Notes to participate in any dividends declared on our common stock. Further, our Series I preferred stock contain participation rights which entitle the holders to received dividends in the events we declare dividends on our common stock. The right of our board of directors to declare dividends, however, is subject to any rights of the holders of other classes of our capital stock and the availability of sufficient funds under Delaware law to pay dividends. Our mortgage loan with Citigroup and the terms of our Senior Secured Notes and Series A Notes limit our ability to pay dividends. We do not anticipate paying cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On May 24, 2007, in connection with our acquisition of 100% of the outstanding membership interests of Data Return, we issued to the former owners of Data Return $15.0 million of our common stock, or 1,925,546 shares based on the closing price of our common stock on Friday, May 11, 2007 of $7.79 per share.

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

Equity Compensation Plan Information

This table summarizes share and exercise price information about our equity compensation plans as of March 31, 2007.

	Number of Securities	Weighted Average
	to be Issued Upon	Exercise Price of	Number of Securities
	Exercise of Outstanding	Outstanding Options,	Available for Future
	Options, Nonvested Stock,	Nonvested Stock,	Issuance Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by security holders	5,403,015	$8.79	29,000
Equity compensation plans not approved by security holders	142,500	$—	—

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated annual financial statement data has been derived from our audited Consolidated Financial Statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes included elsewhere herein.

	Twelve Months Ended March 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands except per share data)

Results of Operations:
Revenues(1)	$100,948	$62,529	$46,818	$17,034	$11,033
Real estate services	—	—	1,330	1,179	3,661

Total revenues	100,948	62,529	48,148	18,213	14,694

Cost of revenues	56,902	38,824	36,310	16,413	11,235
Construction contract expenses	—	—	809	918	2,968
Other expenses	58,999	60,854	20,888	23,373	41,718

Total expenses	115,901	99,678	58,007	40,704	55,921

Net loss	(14,953)	(37,149)	(9,859)	(22,491)	(41,227)
Non-cash preferred dividend	(676)	(727)	(915)	(1,158)	(160)

Net loss attributable to common stockholders	$(15,629)	$(37,876)	$(10,774)	$(23,649)	$(41,387)

Net loss per common share — basic	$(0.35)	$(0.88)	$(0.31)	$(0.78)	$(1.76)

Net loss per common share — diluted	$(0.36)	$(0.88)	$(0.40)	$(0.78)	$(1.76)

	As of March 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Financial condition:(2)
Property and equipment, net	$137,937	$129,893	$123,406	$53,898	$54,483
Total assets	309,646	204,716	208,906	77,433	69,602
Long term obligations(3)(4)	184,510	163,967	149,734	78,525	74,524
Stockholders’ equity (deficit)	89,499	13,836	40,176	(22,720)	(46,461)

(1)	Amount includes contract termination fees for the years ended March 31, 2004 and 2003 of $422 and $1,095, respectively.

(2)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

(3)	Long term obligations include mortgage payable less current portion, convertible debt, estimated fair value of derivatives embedded within convertible debt, deferred rent, deferred revenue, unearned interest under capital lease obligations, capital lease obligations less current portion and notes payable less current portion.

(4)	Long term obligations as of March 31, 2005, 2004 and 2003 include approximately $600 in redeemable convertible preferred stock plus accrued dividends.

The quarterly selected financial statement data set forth below has been derived from our unaudited condensed consolidated financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere herein.

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,
	2007	2006	2006	2006
	(Dollars in thousands except per share data)

Revenues	$30,692	$24,669	$24,184	$21,403

Cost of revenues	17,470	12,973	14,774	11,612
Other expenses	17,484	22,472	18,853	263

Total expenses	34,954	35,445	33,627	11,875

Net income (loss)	(4,262)	(10,776)	(9,443)	9,528
Non-cash preferred dividend	(189)	(162)	(162)	(164)
Earnings allocation to participating stockholders	—	—	—	(1,458)

Net income (loss) attributable to common stockholders	$(4,451)	$(10,938)	$(9,605)	$7,906

Net income (loss) per common share — basic	$(0.10)	$(0.25)	$(0.22)	$0.18

Net income (loss) per common share — diluted	$(0.10)	$(0.25)	$(0.22)	$(0.05)

	March 31,	December 31,	September 30,	June 30,
	2006	2005	2005	2005
	(Dollars in thousands except per share data)

Revenues	$19,015	$18,882	$13,961	$10,671

Cost of revenues	11,572	11,522	8,718	7,012
Other expenses	29,285	15,202	2,577	13,791

Total expenses	40,857	26,724	11,295	20,803

Net income (loss)	(21,842)	(7,842)	2,666	(10,132)
Non-cash preferred dividend	(170)	(185)	(185)	(188)
Earnings allocation to participating stockholders	—	—	(397)	—

Net income (loss) attributable to common stockholders	$(22,012)	$(8,027)	$2,084	$(10,320)

Net income (loss) per common share — basic	$(0.50)	$(0.18)	$0.05	$(0.25)

Net income (loss) per common share — diluted	$(0.50)	$(0.18)	$(0.09)	$(0.25)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Management believes the following significant accounting policies, among others, affect its judgments and estimates used in the preparation of its consolidated financial statements:

•	revenue recognition, profit recognition and allowance for bad debt;

•	derivatives;

•	accounting for income taxes;

•	impairment of long-lived assets;

•	share-based compensation; and

•	goodwill.

Revenue Recognition, Profit Recognition and Allowance for Bad Debts

Revenues consist of monthly recurring fees for colocation, exchange point, and managed and professional services fees. Colocation revenues also include monthly rental income for unconditioned space in our NAP of the Americas. Revenues from colocation and exchange point services, as well as rental income for unconditioned space, are recognized ratably over the term of the contract. Installation fees and related direct costs are deferred and recognized ratably over the expected life of the customer installation, which is estimated to be 36 to 48 months.

Managed and professional services are recognized in the period in which the services are provided. Revenues also include equipment resales which are recognized in the period in which the equipment is delivered. Revenue from contract settlements is generally recognized when collectibility is reasonably assured and no remaining performance obligation exists.

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

Revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. We assess collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. We do not request collateral from customers. If we determine that collection is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. As of March 31, 2007 and 2006, accounts receivable amounted to $23.6 million and $10.4 million, respectively. These amounts are net of allowance for doubtful accounts of approximately $1.2 million and $0.2 million, respectively.

We analyze current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of the allowance for bad debts.

Customer contracts generally require us to meet certain service level commitments. If we do not meet the required service levels, we may be obligated to provide credits, usually a month of free service. Such credits, to date, have not been material.

Derivatives

We have, in the past, used financial instruments, including swaps and cap agreements, to manage exposures to movements in interest rates. The use of these financial instruments is designed to modify our exposure to these risks.

We do not hold or issue derivative instruments for trading purposes. However, our 9% Senior Convertible Notes, due June 15, 2009 and our 0.5% Senior Subordinated Convertible Notes, due June 30, 2009, (collectively, the “Notes”) contain embedded derivatives that require separate valuation from the Notes. We recognize these derivatives as assets or liabilities on our balance sheet and measure them at their estimated fair value, and recognize changes in their estimated fair value in earnings in the period of change. We estimated that the embedded derivatives classified as liabilities had an estimated fair value of approximately $16.8 million as of March 31, 2007, and estimated fair value of approximately $25.0 million as of March 31, 2006. During 2007, we entered into our Series B Notes, due June 30, 2009, which contained an embedded derivative classified as an asset. We estimated that the embedded derivatives classified as an asset had an estimated fair value of approximately $0.5 million as of March 31, 2007. The embedded derivatives derive their value primarily based on changes in the price and volatility of our common stock. The closing price of our common stock decreased to $8.06 as of March 31, 2007 from $8.50 per share as of March 31, 2006. As a result, during the year ended March 31, 2007, we recognized income of $8.3 million due to the change in the estimated fair value of the embedded derivatives. During the years ended March 31, 2006 and 2005, we recognized an expense of $4.8 million and income of $15.3 million due to the change in the estimated fair value of the embedded derivatives, respectively.

With the assistance of a third party, we estimate the fair value of our embedded derivatives using available market information and appropriate valuation methodologies. Over the life of the Notes, given the historical volatility of our common stock, changes in the estimated fair value of the embedded derivatives are expected to have a material effect on our results of operations. Furthermore, we have estimated the fair value of these embedded derivatives using a theoretical model based on the historical volatility of our common stock over the past twelve months of 76%. If an active trading market develops for the Notes or we are able to find comparable market data, we may in the future be able to use actual market data to adjust the estimated fair value of these embedded derivatives. Such adjustment could be significant and would be accounted for prospectively.

Accounting for Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce tax assets to the amounts expected to be realized. In assessing the likelihood of realization, we consider estimates of future taxable income. Beginning in the first quarter ended June 30, 2007, we will adopt Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (As amended) — “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). As a result of the adoption of FIN 48, any adjustments will be reflected as an opening adjustment to retained earnings, as of April 1, 2007. See Note 2, “Summary of Significant Accounting Policies,” in the accompanying Consolidated Financial Statements for a discussion of New Accounting Pronouncements.

We follow the guidance established in EITF Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (“EITF 05-8”) which concludes that (i) the issuance of convertible debt with a beneficial conversion feature results in a basis difference that should be accounted for as a temporary difference and (ii) the establishment of the deferred tax liability for the basis difference should result in an adjustment to additional paid in capital. We believe that the underlying concepts in EITF 05-8 should be similarly applied to debt for which an embedded derivative has been bifurcated under FASB Statement No. 133, “Accounting for Derivatives Instruments and Hedging Activities.” This application results in the recognition of deferred taxes upon issuance for the temporary differences existing on both the debt instrument and the embedded derivative. Subsequent changes in fair value of embedded derivatives will result in remeasurement of the related deferred tax account.

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

Our federal and state net operating loss carryforwards, amounting to approximately $222.4 million, begin to expire in 2011. On April 28, 2000, Terremark Holdings, Inc. merged with AmTec, Inc. We determined that the net operating losses generated prior to the AmTech merger may have been limited by federal tax laws that impose substantial restrictions on the utilization of net operating losses and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. Such a limitation is effective for a five year period. As a result, we determined that we are no longer limited in utilizing net operating losses generated prior to the AmTec merger. Should we determine that we would be able to realize our deferred tax assets in the foreseeable future, an adjustment to the deferred tax assets would increase income in the period such determination is made.

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

As of March 31, 2007 and 2006, our long-lived assets, including property and equipment, net and identifiable intangible assets, totaled approximately $157.6 million and $150.3 million, respectively.

Share-Based Compensation

On April 1, 2006, we adopted the fair value provisions of SFAS No. 123R, “Share-Based Payment.” We recognize compensation expense for all share-based payments by estimating the fair value of options at grant date using the Black-Scholes-Merton option pricing model and the fair market value of our common stock on the date of grant. Calculating the fair value of option awards requires the input of subjective assumptions, including the expected term, risk-free interest rates, expected dividends and stock price volatility. Management bases expected term in accordance with SAB 107 and expected volatility on historical volatility trends and our peer group’s common stock over the period commensurate with the expected term. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period and could result in subsequent increases or decreases in compensation expense. See Note 16, “Share-Based Compensation,” in the accompanying Consolidated Financial Statements for a further discussion on share-based compensation.

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

As of March 31, 2007 and 2006, our goodwill totaled approximately $16.8 million for both years. Goodwill represents the carrying amount of the excess purchase price over the fair value of identifiable net assets acquired in conjunction with (i) the acquisition of a corporation holding rights to develop and manage facilities catering to the telecommunications industry and (ii) the acquisition of a managed host service provider in Europe. We performed the annual tests for impairment for the rights to develop and manage facilities catering to the telecommunications industry in the quarters ended March 31, 2007 and 2006, and concluded that there were no impairments. We performed the annual tests for impairment for goodwill, related to our managed host service provider, acquired in August 2005, in the quarter ended September 30, 2006 and concluded that there were no impairments.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies,” in the accompanying Consolidated Financial Statements for a discussion of Recent Accounting Pronouncements.

Results of Operations

Results of Operations for the Year Ended March 31, 2007 as Compared to the Year Ended March 31, 2006.

Revenue.  The following charts provide certain information with respect to our revenues:

	For the Year
	Ended
	March 31,
	2007	2006

U.S. Operations	84%	88%
Outside U.S.	16%	12%

	100%	100%

Revenues consist of:

	For the Year Ended March 31,
	2007		2006

Colocation	$41,865,161	42%	$28,126,193	45%
Managed and professional services	43,742,937	43%	25,951,843	42%
Exchange point services	9,031,100	9%	6,308,708	10%
Equipment resales	6,258,268	6%	2,136,349	3%
Other	50,715	0%	6,189	0%

	$100,948,181	100%	$62,529,282	100%

The increase in revenues is mainly due to both an increase in our deployed customer base and an expansion of services to existing customers. Our deployed customer base increased from 461 customers as of March 31, 2006 to 604 customers as of March 31, 2007. Revenues consist of:

•	colocation services, such as licensing of space and provision of power;

•	exchange point services, such as peering and cross connects;

•	procurement and installation of equipment; and

•	managed and professional services, such as network management, managed web hosting, outsourced network operating center services, network monitoring, procurement of connectivity, managed router services, secure information services, technical support and consulting.

Our utilization of total net colocation space increased to 18.6% as of March 31, 2007 from 12.1% as of March 31, 2006. Our utilization of total net colocation space represents the percentage of space billed versus total space available for customers.

The increase in managed and professional services is mainly due to increases of approximately $4.1 million in managed services provided under government contracts, $6.6 million in managed services generated by our managed host services provider in Europe, $1.9 million in managed router services and $0.3 million for professional services related to the design and development of NAPs in the Canary Islands and the Dominican Republic. The remainder of the increase is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.

The increase in exchange point services is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased to 5,594 as of March 31, 2007 from 4,007 as of March 31, 2006.

Equipment resales may fluctuate year over year based on customer demand.

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

Cost of Revenues.  Costs of revenues increased $18.1 million to $56.9 million for the year ended March 31, 2007 from $38.8 million for the year ended March 31, 2006. Cost of revenues consist mainly of operations personnel, procurement of connectivity and equipment, technical and colocation space rental costs, electricity, chilled water, insurance, property taxes, and security services. The increase is mainly due to increases of $10.0 million in managed services costs, $3.1 million in personnel costs, $2.6 million in electricity and chilled water costs and $1.0 million in technical and colocation space rental costs. The remainder of the increase is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.

The $10.0 million increase in managed service costs includes a $1.5 million increase in NAP development costs and a $1.8 million increase in bandwidth costs, which is consistent with increases in related revenue streams. The remainder of the increase is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above. Personnel costs include payroll and share-based compensation, including share-settled liabilities. The $3.3 million increase in personnel costs is mainly due to operations and engineering staffing levels increasing from 179 employees as of March 31, 2006 to 204 employees as of March 31, 2007. This increase is mainly attributed to the hiring of additional personnel necessary under existing and anticipated customer contracts and the expansion of operations in Herndon, Virginia and Santa Clara, California. The $2.7 million increase in electricity and chilled water costs is mainly due an increase in power utilization and chilled water consumption resulting from our customer and colocation space growth, as well as an increase in the cost of power.

General and Administrative Expenses.  General and administrative expenses increased $2.0 million to $17.6 million for the year ended March 31, 2007 from $15.6 million for the year ended March 31, 2006. General and administrative expenses consist primarily of administrative personnel, professional service fees, travel, rent, and other general corporate expenses. The increase in general and administrative expenses is mainly due to an increase in administrative personnel costs of $2.0 million. Personnel costs include payroll and share-based compensation, including share-settled liabilities. The $2.0 million increase in administrative personnel is the result of an increase in headcount from 57 employees as of March 31, 2006 to 95 employees as of March 31, 2007. The additional headcount is mainly due to a required expansion of corporate infrastructure, including planning and information systems resources. This increased headcount allows us to manage the existing customer base, plan anticipated business growth and maintain a more efficient and effective Sarbanes-Oxley compliance program.

Sales and Marketing Expenses.  Sales and marketing expenses increased $2.9 million to $11.4 million for the year ended March 31, 2007 from $8.5 million for the year ended March 31, 2006. The most significant components of sales and marketing expenses are payroll, sales commissions and promotional activities. Payroll and sales commissions increased by $1.7 million resulting from an increase in sales bookings, $0.2 million in consulting fees and $1.1 million in bad debt expense.

Depreciation and Amortization Expenses.  Depreciation and amortization expense increased $2.3 million to $11.0 million for the year ended March 31, 2007 from $8.7 million for the year ended March 31, 2006. The increase is the result of necessary capital expenditures to support our business growth. These capital expenditures primarily related to the build-out of additional space in our Miami facility. Additions to depreciable assets amounted to $14.3 million for the year ended March 31, 2007.

Change in Fair Value of Derivatives Embedded within Convertible Debt.  Our Senior Convertible Notes and our Series B Notes contain embedded derivatives that require separate valuation. We recognize these embedded derivatives as assets or liabilities in our balance sheet, measure them at their estimated fair value and recognize changes in the estimated fair value of the derivative instruments in earnings. We estimated that the embedded derivatives associated with our Senior Convertible Notes, classified as liabilities, had a March 31, 2007 estimated fair value of $16.8 million and a March 31, 2006 estimated fair value of $25.0 million. The embedded derivatives derive their value primarily based on changes in the price and volatility of our common stock. The estimated fair value of these embedded derivatives increase as the price of our common stock increases and decreases as the price of our common stock decreases. The closing price of our common stock decreased to $8.06 on March 31, 2007 from $8.50 on March 31, 2006. We estimated that the embedded derivative associated with our Series B Notes, classified as an asset, had an estimated fair value at issuance of $0.3 million and a March 31, 2007 estimated fair value of $0.5 million. As a result, during the year ended March 31, 2007, we recognized income of $8.3 million from the change in estimated fair value of the embedded derivatives. For the year ended March 31, 2006, we recognized expense of $4.8 million due to the change in value of our embedded derivatives.

Over the life of the Senior Convertible Notes, given the historical volatility of our common stock, changes in the estimated fair value of the embedded derivatives are expected to have a material effect on our results of operations. See “Quantitative and Qualitative Disclosures about Market Risk.” Furthermore, we have estimated the fair value of these embedded derivatives using a theoretical model based on the historical volatility of our common stock of (76% as of March 31, 2007) over the past twelve months. If a market develops for our senior convertible notes or we are able to find comparable market data, we may be able to use future market data to adjust our historical volatility by other factors such as trading volume. As a result, the estimated fair value of these embedded derivatives could be significantly different. Any such adjustment would be made prospectively.

Interest Expense.  Interest expense increased $3.2 million to $28.2 million for the year ended March 31, 2007 from $25.0 million for the year ended March 31, 2006. This increase is due to the amortization of the discount on our Senior Convertible Notes. We record amortization using the effective interest method and accordingly the interest expense associated with the Senior Convertible Notes will increase as the carrying value increases.

Interest Income.  Interest income decreased $0.4 million to $1.3 million for the year ended March 31, 2007 from approximately $1.7 million for the year ended March 31, 2006.

Results of Operations for the Year Ended March 31, 2006 as Compared to the Year Ended March 31, 2005.

Revenue.  The following charts provide certain information with respect to our revenues:

	For the Year
	Ended
	March 31,
	2006	2005

U.S. Operations	88%	99%
Outside U.S.	12%	1%

	100%	100%
Data center operations	100%	97%
Construction contract and fee revenue	0%	3%

	100%	100%

Revenues consist of:

	For the Year Ended March 31,
	2006		2005

Colocation	$28,126,193	45%	$21,402,860	61%
Managed and professional services	28,088,192	45%	9,017,282	26%
Exchange point services	6,308,708	10%	4,564,283	13%
Other	6,189	0%	918	0%

	$62,529,282	100%	$34,985,343	100%

Technology infrastructure buildouts	—		11,832,745

	$62,529,282		$46,818,088

The increase in revenues is mainly due to both an increase in our deployed customer base and an expansion of services to existing customers. Our deployed customer base increased from 210 customers as of March 31, 2005 to 461 customers as of March 31, 2006. Included in revenues and customer count are the results of a European managed dedicated hosting provider, which we acquired on August 5, 2005. Revenues consist of:

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

During the year ended March 31, 2005, we completed three technology infrastructure build-outs under U.S. federal government contracts that included the procurement, installation and configuration of colocation specialized equipment at the NAP of the Americas facility in Miami. Under the completed contract method, we recognized approximately $11.8 million as technology infrastructure build-out revenue upon delivery and formal acceptance by the customer. As a result, the percentage of revenues derived from the U.S. government decreased to 22% for the year ended March 31, 2006 from 42% for the year ended March 31, 2005.

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

Construction Contracts and Fees.  We had no construction projects in process and we did not recognize revenue from construction contracts for the year ended March 31, 2006. We recognized $1.2 million for the year ended March 31, 2005 related to one construction contract completed during that period. During the year ended March 31, 2005, we also collected management fees from TECOTA, the entity that then owned the building in which the NAP of the Americas is located, equal to approximately $145,000. These management fees are non-existent in the current period due to the acquisition of TECOTA on December 31, 2004.

Cost of Revenues.  Excluding $9.7 million in costs incurred related to technology infrastructure build-outs during the year ended March 31, 2005, cost of revenues expenses increased $12.4 million to $38.8 million for the year ended March 31, 2006 from $26.4 million for the year ended March 31, 2005. Cost of revenues consist mainly of operations personnel, procurement of connectivity and equipment, technical and colocation space rental, electricity, chilled water, insurance, property taxes, and security services. The increase is the result of increases of $5.4 million in managed services costs, $4.1 million in personnel costs, $2.6 million in TECOTA facility costs, $1.3 million in electricity and chilled water costs, and $1.3 in facilities maintenance costs, offset by a decrease of $3.5 million in technical and colocation space costs.

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

Construction Contract Expenses.  There was no construction activity during the year ended March 31, 2006. Construction contract expenses were $0.8 million for the year ended March 31, 2005.

General and Administrative Expenses.  General and administrative expenses increased approximately $2.4 to $15.6 million for the year ended March 31, 2006 from $13.2 million for the year ended March 31, 2005. General and administrative expenses consist primarily of payroll and related expenses, professional service fees, travel, rent, and other general corporate expenses. This increase was primarily due to an increase of approximately $1.3 million in professional fees and $0.4 million in personnel costs. The increase in personnel costs is mainly due to a stock-based compensation charge of approximately $0.3 million as a result of the acceleration of the vesting of employee stock options whose payroll related expenses are included in general and administrative expenses. The increase in professional services is mainly due to additional audit and consulting fees resulting from our Sarbanes-Oxley compliance work efforts. Going forward, we expect our accounting and consulting fees, and general and administrative expenses, to remain stable as we enter into the third year of our Sarbanes-Oxley compliance program.

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

Impairment of Long-lived Assets.  During the year ended March 31, 2005, we wrote off $0.8 million related to equipment that was considered obsolete. We did not have any impairment of long-lived assets during the year ended March 31, 2006.

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

Interest Income.  Interest income increased $1.0 million to $1.7 million for the year ended March 31, 2006 from approximately $0.7 million for the year ended March 31, 2005. This increase was due to increased available cash balances as a result of the March 14, 2005 sale of 6,000,000 shares of our common stock.

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

Liquidity and Capital Resources

For the year ended March 31, 2007, we generated income from operations of $4.0 million and our net loss amounted to $15.0 million. Prior to this, we incurred losses from operations in each quarter and annual period dating back to our merger with AmTec, Inc. Cash used in operations for the year ended March 31, 2007 was approximately $2.5 million compared to $11.9 million for the year ended March 31, 2006. Our working capital increased from $9.5 million at March 31, 2006 to $101.6 million at March 31, 2007.

Sources and Uses of Cash

Cash used in operations for the year ended March 31, 2007 was approximately $2.5 million as compared to cash used in operations of $11.9 million for the year ended March 31, 2006. We used cash to primarily fund our operations, including cash interest payments on our debt. The decrease in cash used in operations of $9.4 million is mainly due to an increase in income from operations to $4.0 million for the year ended March 31, 2007 from a loss from operations of $8.6 million from the year ended March 31, 2006.

Cash used in investing activities for the year ended March 31, 2007 was $16.1 million compared to cash used in investing activities of $6.0 million for the year ended March 31, 2006, an increase of $10.1 million. Capital expenditures for year ended March 31, 2007 were $18.5 million. These capital expenditures primarily related to the build-out of additional space in our Miami facility.

Cash provided by financing activities for the year ended March 31, 2007 was $103.3 million compared to cash used in financing activities of $5.7 million for the year ended March 31, 2006, an increase of $109.0 million. This increase is primarily due to the sale of 11,000,000 shares of common stock, in March 2007, with net proceeds of $82.8 million and proceeds of $18.4 million resulting from the Credit Suisse financing.

Liquidity

Over the past 90 days, we have been executing a three step financing plan. The first step was completed in March and April 2007 when we raised approximately $82.6 million in net proceeds in equity offerings. The second step was completed in May 2007 when we effected a private exchange in which a majority of our 9% Senior Convertible Notes were exchanged for 6.625% notes with an extended maturity date of June 2013. The notes retained the conversion price of $12.50 per share. The third step is the refinancing of our existing mortgage debt and senior secured notes. Our NAP of the Americas facility in Miami was recently appraised at a value of approximately $250.0 million, which has not been completed but for which we have obtained commitments in an aggregate amount equal to $250.0 million from Credit Suisse and Tannenbaum Capital Partners. The funding commitment is subject to customary conditions, including the completion or definitive documentation for the facilities. We intend to leverage this strategic asset to accomplish this refinancing and raise additional debt to complete the funding of our expansion plans in Culpeper, Virginia and Silicon Valley.

As of March 31, 2007, our principal source of liquidity was our $105.1 million in unrestricted cash and cash equivalents and our $23.6 million in accounts receivable. In May 2007, we paid $70.0 million in cash in connection with the acquisition of Data Return, LLC, leaving us approximately $35.1 million of unrestricted cash and cash equivalents. We anticipate that the remaining cash coupled with additional debt to fund our planned expansion and our anticipated cash flows generated from operations, will be sufficient to meet our capital expenditures, working capital, debt service and corporate overhead requirements in connection with our currently identified business objectives. Our projected revenues and cash flows depend on several factors, some of which are beyond our control, including the rate at which we provide services, the timing of exercise of expansion options by customers under existing contracts, the rate at which new services are sold to the government sector and the commercial sector, the ability to retain the customer base, the willingness and timing of potential customers in outsourcing the housing and management of their technology infrastructure to us, the reliability and cost-effectiveness of our services and our ability to market our services.

On May 2, 2007, we completed a private exchange offer with a limited number of holders for $57.2 million aggregate principal amount of its outstanding 9% Senior Convertible Notes due 2009 (the “Outstanding Notes”) in exchange for an equal aggregate principal amount of our newly issued 6.625% Senior Convertible Notes due 2013 (the “New Notes”). After completion of the private exchange offer, $29.1 million aggregate principal amount of the Outstanding Notes remain outstanding. We also announced our intention to complete a public exchange offer to the remaining holders of its Outstanding Notes to exchange any and all of their Outstanding Notes for an equal aggregate principal amount of New Notes.

On June 12, 2007, we announced that we had secured commitment letters from Credit Suisse and Tennenbaum Capital Partners for a total of $250.0 million. The first term loan is a $150.0 million commitment from Credit Suisse secured by a first priority lien on substantially all of our assets and the second term loan is a $100.0 million commitment from Tennenbaum Capital Partners secured by a second priority lien on substantially all of our assets. The financings are expected to close in July 2007 and the funds will be used to repay all of the Company’s outstanding secured debt as well as provide capital for the Company’s expansion plan. This financing is subject to customary conditions, including the completion of definitive documentation for the facilities.

Indebtedness

As of March 31, 2007 our total liabilities were approximately $220.1 million of which $26.9 million is due within one year.

Mortgage Payable

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

Senior Secured Notes

In connection with the purchase of TECOTA on December 31 2004, we also issued senior secured notes in an aggregate principal amount equal to $30.0 million and sold 306,044 shares of our common stock valued at $2.0 million to the Falcon Investors. The $49.0 million loan by Citigroup is collateralized by a first mortgage on the NAP of the Americas building and a security interest in all then existing building improvements that we have made to the building, certain of our deposit accounts and any cash flows generated from customers by virtue of their activity at the NAP of the Americas building. The mortgage loan matures in February 2009 and bears interest at a rate per annum equal to the greater of (a) 6.75% or (b) LIBOR plus 4.75% (5.48% as of March 31, 2007). In addition, if an event of default occurs under the mortgage loan agreement, we must pay interest at a default rate equal to 5% per annum in excess of the rate otherwise applicable under the mortgage loan agreement on any amount we owe to the lenders but have not paid when due until that amount is paid in full. The terms of the mortgage loan agreement require us to pay annual rent of $6.9 million to TECOTA. The senior secured notes are collateralized by substantially all of our assets other than the NAP of the Americas building, including the equity interests in our subsidiaries, bear cash interest at 9.875% per annum and “payment in kind” interest at 3.625% per annum, and mature in March 2009. In the event we achieve specified leverage ratios, the interest rate applicable to the senior secured notes will be reduced to 12.5% but will be payable in cash only. Overdue payments under the senior secured notes bear interest at a default rate equal to 2% per annum in excess of the rate of interest then borne by the senior secured notes. Our obligations under the senior secured notes are guaranteed by substantially all of our subsidiaries.

We may redeem some or all of the senior secured notes for cash at any time. If we redeem the notes before June 30, 2007 or December 31, 2007, the redemption price equals 105.0%, and 102.3%, respectively, of their principal amount, plus accrued and unpaid interest, if any, to the redemption date. After June 30, 2008, the redemption price equals 100% of their principal amounts. Also, if there is a change in control, the holders of these notes will have the right to require us to repurchase their notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest. On January 5, 2007, we entered into an amendment, consent and waiver related to our senior secured notes with the Falcon Investors. See “Series A and Series B Notes” below.

Senior Convertible Notes

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

The 9% senior convertible notes contain an early conversion incentive for holders to convert their notes into shares of common stock before June 15, 2007. If exercised, the holders will receive the number of shares of our common stock to which they are entitled and an early conversion incentive payment in cash or stock, at our option, equal to one-half the aggregate amount of interest payable through July 15, 2007. On May 2, 2007, we completed a private exchange offer with a limited number of holders for $57.2 million aggregate principal amount of our outstanding 9% senior convertible notes in exchange for an equal aggregate principal amount of the Company’s newly issued 6.625% Senior Convertible Notes due 2013. See “6.625% Senior Convertible Notes” below.

Series A and Series B Notes

On January 5, 2007, we entered into a Purchase Agreement with Credit Suisse, Cayman Islands Branch and Credit Suisse, International (the “Purchasers”), for the sale of (i) $10 million aggregate principal amount of our Senior Subordinated Secured Notes due June 30, 2009 (the “Series A Notes”) to Credit Suisse, Cayman Islands Branch, and (ii) $4 million in aggregate principal amount of our 0.5% Senior Subordinated Convertible Notes due June 30, 2009 to Credit Suisse, International (the “Series B Notes”) issued pursuant to an Indenture between us and The Bank of New York Trust Company, N.A., as trustee (the “Indenture”). We are subject to certain covenants and restrictions specified in the Purchase Agreement, including covenants that restrict our ability to pay dividends, make certain distributions or investments and incur certain indebtedness. We issued the Series A and Series B Notes to partially fund our previously announced expansion plans.

The Series A Notes bear interest at the Eurodollar Rate, as calculated under terms of the Series A Note, plus 8.00% (increasing on January 1, 2009 to the Eurodollar Rate plus 9.00% through the maturity date). All interest under the Series A Notes is “payable in kind” and will be added to the principal amount of the Series A Notes. The Series A Notes are secured by substantially all of our assets, other than the NAP of the Americas building, pursuant to the terms of the Security Agreement dated January 5, 2007. Our obligations under the Series A Notes are guaranteed by substantially all of our subsidiaries.

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

We may at, our option, redeem the Series A Notes, in whole or in part at any time prior to the stated maturity, at the then outstanding balance of such notes. We may redeem, at our option, all of the Series B Notes on any interest payment date after June 5, 2007 at a redemption price equal to (i) certain amounts set forth in the Indenture (expressed as percentages of the principal amount outstanding on the date of redemption), plus (ii) the amount (if any) by which the fair market value on such date of the Common Stock into which the Series B Notes are then convertible exceeds the principal amount of the Series B Notes on such date, plus (iii) accrued, but unpaid interest if redeemed during certain monthly periods following the closing date.

We also paid an arrangement fee (the “Arrangement Fee”) to Credit Suisse, International as consideration for its services in connection with the Series B Notes, in the amount of 145,985 shares of common stock (the “Fee Shares”), which shares had a value of approximately $1.0 million based on then quoted market price of our common stock. We also granted Credit Suisse, International certain registration rights pursuant to the Registration Rights Agreement dated January 5, 2007 in connection with the Common Stock underlying the Series B Notes and the Fee Shares, including the right to have such shares registered with the Securities and Exchange Commission. We are required to file with the Securities and Exchange Commission a registration statement covering shares of our common stock issued to Credit Suisse as an arrangement fee and issuable upon conversion of our senior subordinated convertible notes. In the event we fail to cause the registration statement to be declared effective by July 4, 2007, or if the registration statement ceases to be effective at any time thereafter (subject to customary grace periods equal to 90 days in any 12 month period), we may incur liquidated damages in an amount equal to 0.5% of the total $4.0 million proceeds received for each 30 days such effectiveness failure remains (pro rated for periods that are less than 30 days in duration).

Capital Lease Facility

On January 5, 2007, we also entered into a capital lease facility commitment letter with Credit Suisse for lease financing in the amount of up to $13.25 million (the “Lease Financing Commitment”) for certain specified properties. In connection with the Lease Financing Commitment, we are required to commence accruing a commitment fee of 550 basis points based on the available portion under the Lease Financing Commitment beginning on January 1, 2007. If we elect any early buy-out option of the contemplated lease financings as defined, we would be required to offer to repurchase the Series A Notes at an offer price in cash equal to 100% of the principal amount of thereof plus accrued and unpaid interest.

On February 14, 2007, we drew down $4.4 million on the $13.25 million capital lease facility to acquire land in Washington D.C and begin the build out of a new facility.

In connection with and consideration for the consent of the holders of the Senior Secured Notes to our issuance of the Series A Notes, Series B Notes and Lease Financing Commitment, on January 5, 2007, we entered into an

Amendment, Consent and Waiver (the “Falcon Amendment”) that provides for certain amendments, consents and waivers to the terms of the Purchase Agreement dated December 31, 2004 specifically the terms relating to the $30 million aggregate principal amount of our Senior Secured Notes due 2009. The Falcon Amendment provides for: (i) a reduction in the call premium from 7.5% to 5.0% immediately instead of on June 30, 2007 and (ii) an immediate 1.0% increase in the accrued interest rate followed by additional 0.25% quarterly interest rate increase for each quarter during the four quarters beginning July 1, 2007; provided however, that in the event the Senior Secured Notes are redeemed prior to the first anniversary of the Falcon Amendment, a minimum of $0.3 million in additional interest will be required to be paid on the Senior Secured Notes in connection with any such early redemption.

6.625% Senior Convertible Notes

On May 2, 2007, we completed a private exchange offer with a limited number of holders for $57.2 million aggregate principal amount of our outstanding 9% Senior Convertible Notes due 2009 (the “Outstanding Notes”) in exchange for an equal aggregate principal amount of our newly issued 6.625% Senior Convertible Notes due 2013 (the “New Notes”). After completion of the private exchange offer, $29.1 million aggregate principal amount of the Outstanding Notes remain outstanding. We also announced our intention to complete a public exchange offer to the remaining holders of its Outstanding Notes to exchange any and all of their Outstanding Notes for an equal aggregate principal amount of New Notes.

The terms of the New Notes are substantially similar to the terms of the Outstanding Notes except that the New Notes do not have a Company redemption option, the early conversion incentive payment that is applicable to the Outstanding Notes does not apply to the New Notes, and the New Notes provide for a make whole premium payable upon conversions occurring in connection with a change in control in which at least 10% of the consideration is cash, while the Outstanding Notes provide for certain cash make whole payments in connection with a change of control in which at least 50% of the consideration is cash.

Debt Covenants

The provisions of our debt and capital lease facility contain a number of covenants that limit or restrict our ability to incur more debt, pay dividends, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or use asset sale proceeds, make acquisitions or investments and repurchase stock, subject to financial measures and other conditions. The ability to comply with these provisions may be affected by events beyond our control.

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

The breach of any of these covenants could result in a default under our debt and leasing agreements and could trigger acceleration of repayment. As of and during the years ended March 31, 2007, 2006, and 2005, we were in compliance with all covenants under the debt and leasing agreements, as applicable.

Guarantees and Commitments

Terremark Worldwide, Inc. has guaranteed TECOTA’s obligation, as borrower, to make payments of principal and interest under the mortgage loan with Citigroup to the extent any of the following events shall occur:

•	TECOTA files for bankruptcy or a petition in bankruptcy is filed against TECOTA with TECOTA’s or Terremark’s consent;

•	Terremark pays a cash dividend or makes any other cash distribution on its capital stock (except with respect to its outstanding preferred stock);

•	Terremark makes any repayments of its outstanding debt other than the scheduled payments provided in the terms of the debt;

•	Terremark pledges the collateral it has pledged to the lenders or pledges any of its existing cash balances as of December 31, 2004 as collateral for another loan; or

•	Terremark repurchases any of its common stock.

In addition Terremark has agreed to assume liability for any losses incurred by the lenders under the credit facility related to or arising from:

•	Any fraud, misappropriation or misapplication of funds;

•	any transfers of the collateral held by the lenders in violation of the Citigroup credit agreement;

•	failure to maintain TECOTA as a “single purpose entity;”

•	TECOTA obtaining additional financing in violation of the terms of the Citigroup credit agreement;

•	intentional physical waste of TECOTA’s assets that have been pledged to the lenders;

•	breach of any representation, warranty or covenant provided by or applicable to TECOTA and Terremark which relates to environmental liability;

•	improper application and use of security deposits received by TECOTA from tenants;

•	forfeiture of the collateral pledged to the lenders as a result of criminal activity by TECOTA;

•	attachment of liens on the collateral in violation of the terms of the Citigroup credit agreement;

•	TECOTA’s contesting or interfering with any foreclosure action or other action commenced by lenders to protect their rights under the Citigroup credit agreement (except to the extent TECOTA is successful in these efforts);

•	any costs incurred by the lenders to enforce their rights under the Citigroup credit agreement; or

•	Failure to pay assessments made against or to adequately insure the assets pledged to the lenders.

We lease space for our operations, office equipment and furniture under non-cancelable operating leases. Some equipment is also leased under capital leases, which are included in leasehold improvements, furniture and equipment.

The following table represents the minimum future operating and capital lease payments for these commitments, as well as the combined aggregate maturities (principal and interest) for the following obligations for each of the twelve months ended:

	Capital Lease	Operating	Convertible	Mortgage	Notes
	Obligations	Leases	Debt	Payable	Payable	Total

2008	$1,385,199	$5,092,208	$7,762,500	$5,606,564	$4,808,365	$24,654,836
2009	969,621	4,114,604	7,762,500	50,555,719	37,335,539	100,737,983
2010	635,404	4,034,828	94,201,476	—	19,788,004	118,659,712
2011	360,970	3,750,440	—	—	—	4,111,410
2012	156,083	3,772,840	—	—	—	3,928,923
Thereafter	—	27,451,466	—	—	—	27,451,466

	$3,507,277	$48,216,386	$109,726,476	$56,162,283	$61,931,908	$279,544,330

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have not entered into any financial instruments for trading purposes. However, the estimated fair value of the derivatives embedded within our 9% Senior Convertible Notes and Series B Notes create a market risk exposure resulting from changes in the price of our common stock. These embedded derivatives derive their value primarily based on the price and volatility of our common stock; however, we do not expect significant changes in the near term in the one-year historical volatility of our common stock used to calculate the estimated fair value of the embedded derivatives. Other factors being equal, as of March 31, 2007, the table below provides information about the estimated fair value of the derivatives embedded within our Senior Convertible Notes and Series B Notes and the effect that changes in the price of our common stock are expected to have on the estimated fair value of the embedded derivatives:

Estimated Fair Value of
Price Per Share of Common Stock	Embedded Derivatives

$6.00	$10,331,017
$8.00	$16,617,424
$10.00	$23,250,740

Our exposure to market risk resulting from changes in interest rates results from the variable rate of our mortgage loan, as an increase in interest rates would result in lower earnings and increased cash outflows. The interest rate on our mortgage loan is payable at variable rates indexed to LIBOR. The effect of each 1% increase in the LIBOR rate on our mortgage loan (5.48% at March 31, 2007) would result in an annual increase in interest expense of approximately $0.5 million.

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

To date, over 84% of our recognized revenue has been denominated in U.S. dollars, generated mostly from customers in the U.S., and our exposure to foreign currency exchange rate fluctuations has been minimal. In the future, a larger portion of our revenues may be derived from operations outside of the U.S. and may be denominated in foreign currency. As a result, future operating results or cash flows could be impacted due to currency fluctuations relative to the U.S. dollar.

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

There were no disagreements with accountants on accounting or financial disclosures during the last three fiscal years. On October 5, 2005, our board of directors and our audit committee determined to dismiss PricewaterhouseCoopers LLP (“PwC”) as our independent registered public accounting firm and engaged KPMG LLP to serve as our new independent registered public accounting firm. The dismissal of PwC became effective as of the date PwC completed its procedures on our unaudited interim financial statements as of September 30, 2005 and for the three and six month periods then ended and the quarterly report on Form 10-Q in which such unaudited interim financial statements were included. For more information with respect to this matter, see our current reports on Form 8-K filed on October 12, 2005 and November 16, 2005 and “Item 14 — Principal Accountant Fees and Services.”

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, Terremark carried out an evaluation, under the supervision and with the participation of Terremark’s management, including Terremark’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Terremark’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2007, Terremark’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed in the reports Terremark files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

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

Management assessed the effectiveness of Terremark’s internal control over financial reporting as of March 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework.” Based on our assessment and those criteria, management determined that Terremark maintained effective internal control over financial reporting as of March 31, 2007.

Terremark’s independent registered public accounting firm has issued their report on management’s assessment of Terremark’s internal control over financial reporting, which appears on page F-1.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended March 31, 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 with respect to executive officers is included within Item 1 in Part I under the caption “Executive Officers of the Registrant” of this Form 10-K Annual Report.

The information required by Item 10 with respect to directors, audit committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the captions “Election of Directors,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year, and is incorporated herein by reference.

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

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 is included under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee,” “Compensation Committee Report on Executive Compensation” and “Director Compensation” in our definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 with respect to related stockholder matters is included within Item 6 in Part I under the caption “Equity Compensation Plan Information” of this Form 10-K Annual Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

On June 13, 2006, we entered into an employment letter agreement with Arthur J. Money, a member of our board of directors. Under the terms of this letter agreement, Mr. Money agreed to serve as Director — Government, Military and Homeland Security Affairs. The employment letter expires by its terms on January 31, 2007; however, it continues in effect unless terminated by us or him on 48 hours written notice for terminations with cause or on 90 days written notice for terminations without cause. Mr. Money’s compensation under the employment letter consists of $5,000 per month and a grant of 15,000 shares of our common stock issued under the terms of our 2005 Executive Incentive Compensation Plan. Notwithstanding his title, Mr. Money is not considered an officer of Terremark, and the employment letter expressly provides he is not granted the ability to bind Terremark to any agreement with a third party or to incur any obligation or liability on behalf of Terremark.

On May 26, 2005, we issued 111,017 shares of our common stock to Joseph R. Wright, our Vice Chairman, in connection with the exercise of certain of his options at $3.50 per share.

We entered into an agreement with Mr. Wright, commencing September 21, 2001, engaging him as an independent consultant. The agreement is for a term of one year after which it renews automatically for successive one-year periods. Either party may terminate the agreement by providing 90 days notice. The agreement provides for an annual compensation of $100,000, payable monthly.

We have also entered into a consulting agreement with Guillermo Amore, a member of our board of directors, engaging him as an independent consultant. The agreement, effective October 2006, provides for annual compensation of $240,000, payable monthly. In addition, in October 2006, our board of directors approved the issuance of 50,000 shares of nonvested stock to Mr. Amore with a vesting period of one year

On May 2003, we entered into a subcontractor agreement with Fusion Telecommunications International, Inc. to provide Internet protocol services under our agreement with the Diplomatic Telecommunications Service — Program Office for 16 U.S. embassies and consulates in Asia and the Middle East with another one scheduled to be installed. Fusion’s Chief Executive Officer, Marvin Rosen, is one of our directors. In addition, Fusion’s former Chairman, Joel Schleicher, and Kenneth Starr, one of Fusion’s other directors, formerly served on our board. Manuel D. Medina, our Chairman, President and Chief Executive Officer, and Joseph R. Wright, Jr., another director of ours, formerly served on Fusion’s board of directors. During the year ended March 31, 2007 and 2006, we purchased approximately $0.5 million and $1.3 million in services from Fusion, respectively.

Included in interest income for the year ended March 31, 2005 is approximately $50,000 from a $5.0 million receivable from Mr. Medina. The loan, plus accrued interest, was repaid in full in September 2004 through the tendering of approximately 770,000 shares of Terremark common stock by Mr. Medina.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is included under the captions “Independent Accountants” in our definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year, and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

(a) List of documents filed as part of this report:

1. Financial Statements

•	Report of Independent Registered Certified Public Accounting Firm on the Financial Statements — KPMG LLP.

•	Report of Independent Registered Certified Public Accounting Firm on Internal Control Over Financial Reporting — KPMG LLP.

•	Report of Independent Registered Certified Public Accounting Firm on the Financial Statements — PricewaterhouseCoopers LLP.

•	Consolidated Balance Sheets as of March 31, 2007 and 2006.

•	Consolidated Statements of Operations for the Years Ended March 31, 2007, 2006 and 2005.

•	Consolidated Statement of Changes in Stockholders’ Equity for the Three Year Period Ended March 31, 2007.

•	Consolidated Statements of Cash Flows for the Years Ended March 31, 2007, 2006 and 2005.

•	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or the omitted schedules are not applicable.

3. Exhibits

Exhibit
Number	Exhibit Description

1.1	Form of Underwriting Agreement related to the Company’s offering of common stock on March 14, 2005 (previously filed as an exhibit to the Company’s registration statement filed on February 3, 2005).
1.2	Underwriting Agreement, dated March 22, 2007, by and among Terremark Worldwide, Inc. and Credit Suisse Securities (USA) LLC, as representative of the several underwriters named in Schedule A thereto (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 23, 2007).
3.1	Certificate of Merger of Terremark Holdings, Inc. with and into AmTec, Inc. (previously filed as an exhibit to the Company’s Registration Statement on Form S-3 filed on May 15, 2000).
3.2	Restated Certificate of Incorporation of the Company (previously filed as an exhibit to the Company’s Registration Statement on Form S-3 filed on May 15, 2000).
3.3	Certificate of Amendment to Certificate of Incorporation of the Company (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 filed on December 21, 2004).
3.4	Restated Bylaws of the Company (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2002).
3.5	Certificate of Designations of Preferences of Series H Convertible Preferred Stock of the Company (previously filed as exhibit 3.5 to the Company’s Annual Report on Form 10-K filed on July 16, 2001).
3.6	Certificate of Designations of Preferences of Series I Convertible Preferred Stock of the Company (previously filed as an exhibit to the Company’s Registration Statement on Form S-3/A filed on March 17, 2004).
3.8	Certificate of Amendment to Certificate of Incorporation of the Company (previously filed as an exhibit to the Company’s current report on Form 8-K filed on May 18, 2005).

Exhibit
Number	Exhibit Description

4.1	Specimen Stock Certificate (previously filed as exhibit to the Company’s current report on Form 8-K filed on May 18, 2005).
4.4	Form of Warrant for the Purchase of Common Stock (previously filed as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 15, 2003).
4.5	Indenture dated June 14, 2004 including form of 9% Senior Convertible Note due 2009 (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).
10.1	1995 Stock Option Plan (previously filed as part of the Company’s Transition Report on Form 10-KSB for the transition period from October 1, 1994 to March 31, 1995).+
10.2	1996 Stock Option Plan (previously filed as part of the Company’s Transition Report on Form 10-KSB for the transition period from October 1, 1994 to March 31, 1995).+
10.3	Form of Indemnification Agreement for directors and officers of the Company (previously filed as an exhibit to the Company’s Registration Statement on Form S-3, as amended, filed on March 11, 2003).+#
10.4	Employment Agreement with Manuel Medina (previously filed as exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on July 16, 2001).+#
10.5	Amendment to Employment Agreement with Manuel Medina (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2001).+#
10.7	Net Premises Lease by and between Rainbow Property Management, LLC and Coloconnection, Inc. (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 15, 2003).
10.13	Non-qualified Stock Option Agreement with Brian K. Goodkind to purchase 127,821 shares of the Company’s common stock (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2003).+#
10.14	Non-qualified Stock Option Agreement with Brian K. Goodkind to purchase 140,680 shares of the Company’s common stock (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2003).+#
10.15	First Amendment to the Non-qualified Stock Option Agreement with Brian K. Goodkind to purchase 200,000 shares of the Company’s common stock (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2003).+#
10.16	First Amendment to the Non-qualified Stock Option Agreement with Brian K. Goodkind to purchase 115,000 shares of the Company’s common stock (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2003).+#
10.17	Amended and restated 2000 Stock Option Plan (previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on August 19, 2004).+
10.18	2000 Directors’ Stock Option Plan (previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on August 19, 2002).+
10.19	Agreement between Fundacão De Amparo A Pesquisa Do Estado De Sao Paulo — FAPESP and Terremark Latin America (Brazil) Ltda. (previously filed as an exhibit to the Company’s Registration Statement on Form S-3/A filed on December 22, 2003).
10.20	Employment Agreement with Jose A. Segrera dated September 8, 2001 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed June 30, 2003).+#
10.23	Employment Agreement with Jamie Dos Santos dated November 1, 2002 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed June 14, 2004).+#
10.24	Employment Agreement with Marvin Wheeler dated November 1, 2002 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed June 14, 2004).+#

Exhibit
Number	Exhibit Description

10.26	Loan Agreement dated as of December 31, 2004 (the “Loan Agreement”), by and among Technology Center of the Americas, LLC, as Borrower, Citigroup Global Markets Realty Corp., as Agent and each Lender signatory thereto (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005).
10.27	Form of Warrant Certificate of Terremark Worldwide, Inc. issued to Citigroup Global Markets Realty Corp. (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005).
10.28	Purchase Agreement dated as of December 31, 2004, among Terremark Worldwide, Inc., as Issuer, the guarantors named therein, FMP Agency Services, LLC, as agent, and each of the purchasers named therein (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005).
10.29	Security Agreement dated as of December 31, 2004, by Terremark Worldwide, Inc., as Issuer, the guarantors named therein and FMP Agency Services, LLC, as Agent (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005).
10.30	Registration Rights Agreement dated as of December 31, 2004 among Terremark Worldwide, Inc. and Falcon Mezzanine Partners, LP, Stichting Pensioenfonds ABP and Stichting Pensioenfonds Voor De Gezondheid, Geestelijke En Maatschappelijke Belangen (the “Purchasers”) (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005).
10.31	Form of Warrant Certificate of Terremark Worldwide, Inc. issued to the Purchasers (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005).
10.32	Form of Note of Terremark Worldwide, Inc. issued to the Purchasers (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005).
10.33	Guaranty of Nonrecourse Obligations executed by the Company in favor of Citigroup Global Markets Realty Corp., as agent, for the benefit of the lenders to the Loan Agreement (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 filed on February 3, 2005).
10.34	Employment Agreement with John Neville dated April 18, 2005 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed June 29, 2005).+#
10.35	Dedigate Stock Purchase Agreement (previously filed as an exhibit to the Company’s Quarter Report on Form 10-Q filed August 9, 2005).
10.36	Dedigate Registration Rights Agreement (previously filed as an exhibit to the Company’s Quarter Report on Form 10-Q filed August 9, 2005).
10.37	2005 Executive Incentive Compensation Plan (previously filed as an exhibit to the Company’s Definitive Proxy Statement relating to the Company’s 2005 Annual Meeting of Stockholders).+
10.38	Amended and Restated Employment Letter Agreement between Terremark Worldwide, Inc. and Arthur J. Money (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on June 19, 2006).+#
10.39	Consulting Agreement, dated as of November 8, 2006, by and between Terremark Management Services, Inc. and Guillermo Amore (previously filed as an exhibit to the Company’s Quarter Report on Form 10-Q filed on November 9, 2006).+#
10.40	First Amendment to Loan Agreement, dated as of October 31, 2006, by and among Technology Center of the Americas, LLC and Citigroup Global Markets Realty Corp. (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2006).
10.41	Employment Agreement, dated November 8, 2006, by and between Terremark Worldwide, Inc. and Adam T. Smith (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2006).+#

Exhibit
Number	Exhibit Description

10.42	Purchase Agreement dated as of January 5, 2007, by and among Terremark Worldwide, Inc., as issuer, the guarantors named therein, the agent named therein, and each of the purchasers named therein (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 11, 2007).
10.43	Security Agreement dated as of January 5, 2007, by and among Terremark Worldwide, Inc., as issuer, the guarantors named therein and the agents named therein (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 11, 2007).
10.44	Registration Rights Agreement dated as of January 5, 2007 by and among Terremark Worldwide, Inc. and Credit Suisse International (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 11, 2007).
10.45	Indenture dated as of January 5, 2007 by Terremark Worldwide, Inc. and Bank of New York Trust Company, N.A., as trustee (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 11, 2007).
10.46	Amendment, Waiver and Consent dated January 5, 2007 to the Purchase Agreement dated as of December 31, 2004, by and among Terremark Worldwide, Inc., as Issuer, the guarantors named therein, FMP Agency Services, LLC, as agent, and each of the purchasers named therein (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 11, 2007).
10.47	Subordination and Intercreditor Agreement dated as of January 5, 2007, by and among Terremark Worldwide, Inc., the subsidiary guarantors names therein, FMP Agency Services, LLC, as the senior creditors named therein, and Credit Suisse, Cayman Islands Branch, as subordinated agent to the subordinated creditors named therein (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 11, 2007).
10.48	Subordination and Intercreditor Agreement dated as of January 5, 2007, by and among TWW, the subsidiary guarantors names therein, FMP Agency Services, LLC, as the senior agent to the creditors named therein, and Credit Suisse, International, as subordinated agent and the subordinated agent named therein (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 11, 2007).
10.49	Capital Lease Facility Commitment Letter by and between TWW and Credit Suisse Securities (USA) LLC and Credit Suisse, Cayman Islands Branch dated January 5, 2007 (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 11, 2007).
10.50	Form of Note of Terremark Worldwide, Inc. issued to the Credit Suisse, Cayman Islands Branch (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 11, 2007).
10.51	Form of Note of Terremark Worldwide, Inc. issued to Credit Suisse, International (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 11, 2007).
10.52	Participation Agreement, dated as of February 15, 2007, by and among Culpeper Lessor 2007-1 LLC, as Lessor, NAP of the Capital Region, LLC, as Lessee and Terremark Worldwide, Inc., as Guarantor (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 20, 2007).
10.53	Lease Agreement, dated as of February 15, 2007, by and between Culpeper Lessor 2007-1 LLC and NAP of the Capital Region, LLC (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 20, 2007).
10.54	Guaranty, dated as of February 15, 2007 by Terremark Worldwide, Inc. in favor of Culpeper Lessor 2007-1 LLC (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 20, 2007).
10.55	Lease Supplement, Memorandum of Lease Agreement and Remedies, dated as of February 15, 2007, by and among Culpeper Lessor 2007-I LLC, as Lessor, NAP of the Capital Region, LLC, as Lessee and James W. DeBoer, as Trustee (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 20, 2007).

Exhibit
Number	Exhibit Description

10.56	Appendix I to Participation Agreement, Lease Agreement and Other Operative Documents — Definitions and Interpretation (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 20, 2007).
10.57	Indenture dated as of May 2, 2007 by Terremark Worldwide, Inc. and Bank of New York Trust Company, N.A., as trustee (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 4, 2007).
10.58	Interest Purchase Agreement, dated May 11, 2007, by and among the Company and the Sellers (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 16, 2007).
10.59	Registration Rights Agreement, dated May 11, 2007, by and among the Company and the Sellers (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 16, 2007).
21.1	Subsidiaries of the Company*
23.1	Consent of PricewaterhouseCoopers LLP*
23.2	Consent of KPMG LLP*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

+	Compensation Plan or Arrangement

#	Management Contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERREMARK WORLDWIDE, INC.

By:	/s/ MANUEL D. MEDINA
Manuel D. Medina
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: June 15, 2007

By:	/s/ JOSE A. SEGRERA
Jose A. Segrera
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: June 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MANUEL D. MEDINA Manuel D. Medina	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	June 15, 2007

/s/ GUILLERMO AMORE Guillermo Amore	Director	June 15, 2007

/s/ TIMOTHY ELWES Timothy Elwes	Director	June 15, 2007

/s/ ANTONIO S. FERNANDEZ Antonio S. Fernandez	Director	June 15, 2007

/s/ HON. ARTHUR L. MONEY Hon. Arthur L. Money	Director	June 15, 2007

/s/ MARVIN S. ROSEN Marvin S. Rosen	Director	June 15, 2007

/s/ MIGUEL J. ROSENFELD Miguel J. Rosenfeld	Director	June 15, 2007

/s/ RODOLFO A. RUIZ Rodolfo A. Ruiz	Director	June 15, 2007

/s/ JOSEPH R. WRIGHT, JR. Joseph R. Wright, Jr.	Director	June 15, 2007

/s/ JOSE A. SEGRERA Jose A. Segrera	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 15, 2007

EXHIBIT SCHEDULE

Exhibit
Number	Description

21.1	Subsidiaries of the Company*
23.1	Consent of PricewaterhouseCoopers LLP*
23.2	Consent of KPMG LLP*
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Terremark Worldwide, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Terremark Worldwide, Inc. maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Terremark Worldwide, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Terremark Worldwide, Inc. maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Terremark Worldwide, Inc., maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet, statements of operations, stockholders’ equity, and cash flows of Terremark Worldwide, Inc. and subsidiaries, as of March 31, 2007 and 2006, and our report dated June 14, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

June 14, 2007
Miami, Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Terremark Worldwide, Inc.:

We have audited the accompanying consolidated balance sheets of Terremark Worldwide, Inc. and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Terremark Worldwide, Inc. and subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended March 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Terremark Worldwide, Inc.’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 14, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, on April 1, 2006 the Company changed its method of accounting for share-based compensation.

/s/  KPMG LLP

June 14, 2007
Miami, Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of Terremark Worldwide, Inc.:

In our opinion, the accompanying consolidated statements of operations, of changes in stockholder’s equity (deficit) and of cash flows for the year ended March 31, 2005 present fairly, in all material respects, the results of Terremark Worldwide, Inc. and its subsidiaries’ operations and their cash flows for the year ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Miami, Florida
August 4, 2005, except for the restatement described in Note 2 included in the
2005 Form 10-K (Amendment No. 3) (not separately presented herein) to correct annual disclosures of earnings per share as described in Note 2 to which the date is December 15, 2005

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$105,090,779	$20,401,934
Restricted cash	832,178	474,073
Accounts receivable, net	23,586,471	10,445,114
Current portion of capital lease receivable	2,616,175	2,507,029
Prepaid expenses and other current assets	5,085,263	2,558,942

Total current assets	137,210,866	36,387,092
Restricted cash	1,602,963	3,814,842
Property and equipment, net	137,936,954	129,893,318
Debt issuance costs, net	5,898,355	6,963,232
Other assets	5,439,708	3,202,329
Capital lease receivable, net of current portion	1,885,646	4,004,449
Intangibles, net	2,900,000	3,680,000
Goodwill	16,771,189	16,771,189

Total assets	$309,645,681	$204,716,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$2,221,677	$1,890,108
Accounts payable and other current liabilities	29,752,638	21,469,317
Interest payable	3,663,248	3,553,954

Total current liabilities	35,637,563	26,913,379
Mortgage payable, less current portion	45,531,211	45,795,552
Convertible debt	69,914,065	59,102,452
Derivatives embedded with convertible debt, at estimated fair value	16,796,865	24,960,750
Notes payable	42,279,711	25,893,474
Deferred rent and other liabilities	3,507,173	3,267,481
Capital lease obligations, less current portion	1,738,314	852,311
Deferred revenue	4,742,258	4,094,735

Total liabilities	220,147,160	190,880,134

Commitments and contingencies	—	—

Stockholders’ equity:
Series I convertible preferred stock: $.001 par value, 323 and 339 shares issued and outstanding (liquidation value of approximately $8.3 million and $8.6 million)	1	1
Common stock: $.001 par value, 100,000,000 shares authorized; 55,813,129 and 44,490,352 shares issued	55,813	44,490
Common stock warrants	12,596,638	13,251,660
Common stock options	—	582,004
Additional paid-in capital	377,138,006	291,607,528
Accumulated deficit	(300,197,561)	(283,823,243)
Accumulated other comprehensive income (loss)	89,991	(317,756)
Treasury stock: — and 865,202 shares	—	(7,220,637)
Note receivable	(184,367)	(287,730)

Total stockholders’ equity	89,498,521	13,836,317

Total liabilities and stockholders’ equity	$309,645,681	$204,716,451

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended March 31,
	2007	2006	2005

Revenues
Operating revenues	$100,948,181	$62,529,282	$34,985,343
Technology infrastructure build-out revenues	—	—	11,832,745
Construction contracts and fees	—	—	1,329,526

Total revenues	100,948,181	62,529,282	48,147,614

Expenses
Cost of revenues, excluding depreciation	56,902,374	38,823,880	26,377,861
Technology infrastructure build-out	—	—	9,711,022
Construction contract expenses, excluding depreciation	—	—	809,372
General and administrative	17,613,604	15,624,516	13,243,073
Sales and marketing	11,440,703	8,548,049	5,402,886
Depreciation and amortization	11,010,862	8,678,168	5,697,071
Gain on sale of asset	—	(499,388)	—
Impairment of long-lived assets and goodwill	—	—	813,073

Operating expenses	96,967,543	71,175,225	62,054,358

Income (loss) from operations	3,980,638	(8,645,943)	(13,906,744)

Other income (expenses)
Change in fair value of derivatives embedded within convertible debt	8,276,712	(4,761,000)	15,283,500
Gain on debt restructuring and extinguishment, net	—	—	3,420,956
Interest expense	(28,214,563)	(25,048,519)	(15,493,610)
Interest income	1,256,295	1,742,609	666,286
Other, net	(34,267)	(436,321)	170,260

Total other income (expenses)	(18,715,823)	(28,503,231)	4,047,392

Loss before income taxes	(14,735,185)	(37,149,174)	(9,859,352)
Income taxes	216,981	—	—

Net loss	(14,952,166)	(37,149,174)	(9,859,352)
Preferred dividend	(676,150)	(726,889)	(915,250)

Net loss attributable to common stockholders	$(15,628,316)	$(37,876,063)	$(10,774,602)

Net loss per common share:
Basic	$(0.35)	$(0.88)	$(0.31)

Diluted	$(0.36)	$(0.88)	$(0.40)

Weighted average common shares outstanding — basic	44,151,259	42,973,114	35,147,503

Weighted average common shares outstanding — diluted	44,267,041	42,973,114	40,610,003

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

									Accumulated
	Preferred	Preferred	Common Stock Par		Common	Common	Additional		Other
	Stock	Stock	Value $.001		Stock	Stock	Paid-In	Accumulated	Comprehensive	Treasury	Notes
	Series G	Series I	Issued Shares	Amount	Warrants	Options	Capital	Deficit	Income (loss)	Stock	Receivable	Total

Balance at March 31, 2004	$1	$1	31,122,748	$31,123	$3,642,006	$1,545,375	$213,876,605	$(236,814,717)	$—	$—	$(5,000,000)	$(22,719,606)
Sale of common stock	—	—	6,301,778	6,302	—	—	42,587,192	—	—	—	—	42,593,494
Conversion of debt	—	—	5,524,927	5,525	—	—	28,030,500	—	—	—	—	28,036,025
Conversion of preferred stock	(1)	—	281,089	281	—	—	1,448	—	—	—	—	1,728
Exercise of stock options	—	—	33,667	33	—	—	122,720	—	—	—	—	122,753
Warrants issued	—	—	—	—	10,365,483	—	—	—	—	—	—	10,365,483
Exercise of warrants	—	—	35,162	35	(261,640)	—	263,603	—	—	—	—	1,998
Warrants expired	—	—	—	—	(146,145)	—	146,145	—	—	—	—	—
Preferred stock issuance costs	—	—	—	—	—	—	(587,858)	—	—	—	—	(587,858)
Dividends on preferred stock	—	—	—	—	—	—	(795,249)	—	—	—	—	(795,249)
Issuance of common stock in lieu of cash-preferred stock dividend	—	—	61,685	62	—	—	361,997	—	—	—	—	362,059
Stock tendered in payment of loan and retired	—	—	(773,735)	(774)	—	—	(4,951,133)	—	—	—	5,000,000	48,093
Net assets acquired from NAP Madrid	—	—	—	—	—	—	—	—	—	(7,220,637)	—	(7,220,637)
Forfeiture of stock options	—	—	—	—	—	(7,115)	7,115	—	—	—	—	—
Other comprehensive loss												—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(172,882)	—	—	(172,882)
Net loss	—	—	—	—	—	—	—	(9,859,352)	—	—	—	(9,859,352)

Total comprehensive loss	—	—	—	—	—	—	—	(9,859,352)	(172,882)	—	—	(10,032,234)

Balance at March 31, 2005	—	1	42,587,321	42,587	13,599,704	1,538,260	279,063,085	(246,674,069)	(172,882)	(7,220,637)	—	40,176,049
Conversion of preferred stock	—	—	146,655	147	—	—	(147)	—	—	—	—	—
Exercise of stock options	—	—	113,456	113	—	—	185,869	—	—	—	—	185,982
Warrants issued for services	—	—	—	—	45,226	—	—	—	—	—	—	45,226
Accrued dividends on preferred stock	—	—	—	—	—	—	(726,889)	—	—	—	—	(726,889)
Exercise of warrants	—	—	15,000	15	(41,070)	—	94,555	—	—	—	—	53,500
Forfeiture of stock options	—	—	—	—	—	(956,256)	956,256	—	—	—	—	—
Warrants expired	—	—	—	—	(352,200)	—	352,200	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	755,644	—	—	—	—	755,644
Issuance of common stock in lieu of cash-preferred stock dividend	—	—	27,920	28	—	—	173,355	—	—	—	—	173,383
Common stock issued in acquisition	—	—	1,600,000	1,600	—	—	10,753,600	—	—	—	—	10,755,200
Loans issued to employees, net of repayments	—	—	—	—	—	—	—	—	—	—	(287,730)	(287,730)
Other comprehensive loss												—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(144,874)	—	—	(144,874)
Net loss	—	—	—	—	—	—	—	(37,149,174)	—	—	—	(37,149,174)

Total comprehensive loss	—	—	—	—	—	—	—	(37,149,174)	(144,874)	—	—	(37,294,048)

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

									Accumulated
	Preferred	Preferred	Common Stock Par		Common	Common	Additional		Other
	Stock	Stock	Value $.001		Stock	Stock	Paid-In	Accumulated	Comprehensive	Treasury	Notes
	Series G	Series I	Issued Shares	Amount	Warrants	Options	Capital	Deficit	Income (loss)	Stock	Receivable	Total

Balance at March 31, 2006	—	1	44,490,352	44,490	13,251,660	582,004	291,607,528	(283,823,243)	(317,756)	(7,220,637)	(287,730)	13,836,317
Conversion of preferred stock	—	—	53,637	54	—	—	2,225	—	—	—	—	2,279
Exercise of stock options	—	—	57,655	58	—	—	292,732	—	—	—	—	292,790
Warrants issued in exchange for services	—	—	—	—	92,988	—	—	—	—	—	—	92,988
Accrued dividends on preferred stock	—	—	—	—	—	—	(676,029)	—	—	—	—	(676,029)
Expiration of warrants	—	—	—	—	(748,010)	—	748,010	—	—	—	—	—
Stock tendered in payment of services	—	—	211,485	211	—	—	1,313,868	—	—	—	—	1,314,079
Amortization of nonvested stock	—	—	—	—	—	—	298,150	—	—	—	—	298,150
Compensation expense	—	—	—	—	—	—	193,357	—	—	—	—	193,357
Sale of treasury stock	—	—	—	—	—	—	—	(1,422,152)	—	7,220,637	—	5,798,485
Issuance of common stock	—	—	11,000,000	11,000	—	—	82,776,161	—	—	—	—	82,787,161
Repayments of loans issued to employees	—	—	—	—	—	—	—	—	—	—	128,320	128,320
Adoption of SFAS No. 123R	—	—	—	—	—	(582,004)	582,004	—	—	—	—	—
Other comprehensive loss:												—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	407,747	—	(24,957)	382,790
Net loss	—	—	—	—	—	—	—	(14,952,166)	—	—	—	(14,952,166)

Total comprehensive loss	—	—	—	—	—	—	—	(14,952,166)	407,747	—	(24,957)	(14,569,376)

Balance at March 31, 2007	$—	$1	55,813,129	$55,813	$12,596,638	$—	$377,138,006	$(300,197,561)	$89,991	$—	$(184,367)	$89,498,521

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended March 31,
	2007	2006	2005

Cash flows from operating activities:
Net loss	$(14,952,166)	$(37,149,174)	$(9,859,352)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of long-lived assets	11,010,862	8,678,168	5,697,071
Change in estimated fair value of embedded derivatives	(8,276,712)	4,761,000	(15,283,500)
Accretion on convertible debt and mortgage payable	8,327,261	6,769,030	3,303,168
Amortization of beneficial conversion feature on issuance of convertible debentures	—	—	904,761
Amortization of debt issue costs	2,042,999	1,814,480	1,402,010
Provision for doubtful accounts	1,068,478	249,425	317,603
Interest payment in kind on notes payable	1,625,440	823,039	—
Impairment of long-lived assets	—	—	813,073
Share-based compensation	766,957	975,644	—
Gain on debt restructuring and extinguishment	—	—	(3,626,956)
Loss on disposal of property and equipment	—	174,747	—
Gain on sale of asset	—	(499,388)	—
Other, net	—	(317,549)	(44,425)
Warrants issued for services	92,988	45,226	202,550
(Increase) decrease in:
Accounts receivable	(14,099,965)	(5,835,215)	(1,129,348)
Capital lease receivable, net of unearned interest	1,866,867	1,365,713	(6,736,537)
Restricted cash	(13,341)	1,754,981	(1,355,975)
Prepaid and other assets	(2,467,328)	(2,879,615)	(984,947)
Increase (decrease) in:
Accounts payable and accrued expenses	5,929,436	1,624,057	(1,857,528)
Interest payable	230,932	1,152,406	1,001,428
Deferred revenue	3,983,935	3,800,060	(691,798)
Construction payables	—	—	(820,146)
Deferred rent and other liabilities	408,351	770,295	4,387,360

Net cash used in operating activities	(2,455,006)	(11,922,670)	(24,361,488)

Cash flows from investing activities:
Restricted cash	2,199,945	1,782,956	(4,000,000)
Purchase of property and equipment	(18,463,769)	(8,483,784)	(10,508,261)
Acquisition of a majority interest in NAP Madrid	—	—	(2,537,627)
Acquisition of TECOTA, net of cash acquired	—	—	(73,936,374)
Proceeds from sale of assets	—	762,046	—
Acquisition of interest rate cap agreement	—	—	(100,000)
Acquisition of Dedigate, net of cash acquired	—	203,308	—
Issuance of notes receivable	—	(344,530)	—
Repayments of notes receivable	103,363	56,800	50,000

Net cash used in investing activities	(16,160,461)	(6,023,204)	(91,032,262)

Cash flows from financing activities:
Increase in restricted cash	—	—	(1,681,401)
Proceeds from mortgage loan and warrants	—	—	49,000,000
Issuance of senior secured notes and warrants	—	—	30,000,000
Payment on loans and mortgage payable	(744,630)	(4,938,566)	(36,667,782)
Issuance of convertible debt	4,000,000	—	86,257,312
Payments on convertible debt	—	—	(10,131,800)
Sale of treasury stock	5,798,485	—	—
Debt issuance costs	(966,412)	(4,111)	(6,007,370)
Proceeds from issuance of common stock	82,787,161	—	42,593,594
Proceeds from sale of preferred stock	—	—	2,131,800
Redemption of preferred stock	(646,693)	—	—
Preferred stock issuance costs	—	—	(587,860)
Payments of preferred stock dividends	(673,533)	(383,834)	(433,253)
Issuance of senior subordinated secured notes	10,000,000	—	—
Proceeds from capital lease facility	4,403,573
Other borrowings	—	—	850,262
Payments under capital lease obligations	(946,429)	(566,307)	(433,712)
Proceeds from exercise of stock options and warrants	292,790	239,482	124,760
Proceeds from exercise of preferred stock conversions	—	—	1,730

Net cash provided by (used in) financing activities	103,304,312	(5,653,336)	155,016,280

Net increase(decrease) in cash	84,688,845	(23,599,210)	39,622,530
Cash and cash equivalents at beginning of period	20,401,934	44,001,144	4,378,614

Cash and cash equivalents at end of period	$105,090,779	$20,401,934	$44,001,144

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Organization

Terremark Worldwide, Inc. and subsidiaries (the “Company” or “Terremark”) is a leading operator of integrated Tier-1 Internet exchanges and a global provider of managed IT infrastructure solutions for the government and commercial sectors. Terremark delivers its portfolio of services from seven locations in the U.S., Europe and Asia. Terremark’s flagship facility, the NAP of the Americas, located in Miami, Florida is its model for carrier-neutral Internet exchanges and is designed and built to disaster-resistant standards with maximum security to house mission-critical systems infrastructure.

2.	Summary of Significant Accounting Policies

The accompanying audited consolidated financial statements include the accounts of Terremark Worldwide, Inc. and all entities in which Terremark Worldwide, Inc. has a controlling voting interest (“subsidiaries”) required to be consolidated in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) (collectively referred to as “Terremark”). All significant intercompany accounts and transactions between consolidated companies have been eliminated in consolidation. The consolidated financial statements presented herein reflect all adjustments that are necessary to fairly present the financial position, results of operations and cash flows of the Company, and all such adjustments are of a normal and recurring nature.

Reclassifications

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current presentation.

Use of estimates

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from the amounts estimated include: revenue recognition, profit recognition and allowance for bad debts, derivatives, income taxes, impairment of long-lived assets, share-based compensation and goodwill.

Revenue recognition, profit recognition and allowance for bad debts

Revenues principally consist of monthly recurring fees for colocation, exchange point, managed and professional services fees. Colocation revenues also include monthly rental income for unconditioned space in the NAP of the Americas. Revenues from colocation and exchange point services, as well as rental income for unconditioned space, are recognized ratably over the term of the contract. Installation fees and related direct costs are deferred and recognized ratably over the expected life of the customer installation which is estimated to be 36 to 48 months. Managed and professional services fees are recognized in the period in which the services are provided. Revenues also include equipment resales which are recognized in the period in which the equipment is delivered. Revenue from contract settlements is generally recognized when collectibility is reasonably assured and no remaining performance obligation exists.

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

The Company does not hold or issue derivative instruments for trading purposes. However, the Company’s 9% Senior Convertible Notes due June 15, 2009 (the “Senior Convertible Notes”) and 0.5% Senior Subordinated Convertible Notes, due June 30, 2009, (the “Series B Notes”) (collectively, the “Notes”) contain embedded derivatives that require separate valuation from the Notes. The Company recognizes these derivatives as assets or liabilities in its balance sheet and measures them at their estimated fair value, and recognizes changes in their estimated fair value in earnings in the period of change.

The Company, with the assistance of a third party, estimates the fair value of its embedded derivatives using available market information and appropriate valuation methodologies. These embedded derivatives derive their value primarily based on changes in the price and volatility of the Company’s common stock. Over the life of the Notes, given the historical volatility of the Company’s common stock, changes in the estimated fair value of the embedded derivatives are expected to have a material effect on the Company’s results of operations. Furthermore, the Company has estimated the fair value of these embedded derivatives using a theoretical model based on the historical volatility of its common stock over the past year. If an active trading market develops for the Notes or the Company is able to find comparable market data, it may in the future be able to use actual market data to adjust the estimated fair value of these embedded derivatives. Such adjustment could be significant and would be accounted for prospectively.

Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company may eventually pay to settle these embedded derivatives.

Significant concentrations

Agencies of the federal government accounted for approximately 20% of revenues for the year ended March 31, 2007. No other customer accounted for more than 10% of revenues for the year ended March 31, 2007. The Company’s two largest customers, agencies of the federal government and Blackbird Technologies, accounted for approximately 19% and 14%, respectively, of revenues for the year ended March 31, 2006. For the year ended

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2005, the Company’s two largest customers accounted for approximately 42% and 12%, respectively, of revenues.

Share-based compensation

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123(R)”). The fair value of the stock option and nonvested stock awards with only service conditions, which are subject to graded vesting, granted after April 1, 2006 is expensed on a straight-line basis over the vesting period of the awards.

Tax benefits resulting from tax deductions in excess of share-based compensation expense recognized under the fair value recognition provisions of SFAS No. 123(R) (windfall tax benefits) are credited to additional paid-in capital in the Company’s consolidated balance sheets. Realized tax shortfalls are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense.

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

The Company also provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” For the years ended March 31, 2006 and 2005, all employee stock option awards were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Pro forma information for the years ended March 31, 2006 and 2005 is as follows:

	For The Year Ended March 31,
	2006	2005

Net loss attributable to common stockholders as reported	$(37,876,063)	$(10,774,602)
Employee related share-based compensation expense included in net loss	975,644	—
Incremental share-based compensation if the fair value method had been adopted	(3,691,670)	(2,112,914)

Pro forma net loss attributable to common stockholders	$(40,592,089)	$(12,887,516)

Basic loss per common share — as reported	$(0.88)	$(0.31)

Basic loss per common share — pro forma	$(0.94)	$(0.37)

Diluted loss per common share — as reported	$(0.88)	$(0.40)

Diluted loss per common share — pro forma	$(0.94)	$(0.45)

Stock warrants

The Company uses the fair value method to value warrants granted to non-employees. Some warrants are vested over time and some vest upon issuance. The Company determined the fair value for non-employee warrants using the Black-Scholes-Merton option-pricing model with the same assumption used for employee grants, except for expected life which was estimated to be between 1 and 7 years. When warrants to acquire the Company’s common stock are issued in connection with the sale of debt or other securities, aggregate proceeds from the sale of

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the warrants and other securities are allocated among all instruments issued based on their relative fair market values. Any resulting discount from the face value of debt is amortized to interest expense using the effective interest method over the term of the debt.

Earnings per share

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment

Property and equipment are stated at the Company’s original cost or fair value for acquired property and equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years for non-data center equipment, furniture and fixtures and five to twenty years for data center equipment and building improvements. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset or improvement, which averages fifteen years. The NAP of the Americas building, owned by the Company, is depreciated over the estimated useful life of the building, which is thirty nine years. Costs for improvement and betterments that extend the life of assets are capitalized. Maintenance and repair expenditures are expensed as incurred.

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

Goodwill represents the carrying amount of the excess purchase price over the fair value of identifiable net assets acquired in conjunction with (i) the 2000 acquisition of a corporation holding rights to develop and manage facilities catering to the telecommunications industry and (ii) the 2005 acquisition of a managed host services provider in Europe. The Company performed the annual tests for impairment for the goodwill acquired in 2000 in the years ended March 31, 2007 and 2006, and concluded that there were no impairments. We performed the annual tests for impairment for the goodwill acquired in 2005, in the quarter ended September 30, 2006 and concluded there were no impairments.

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

The Company’s short-term financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, equaled their book value. The fair value of capital lease obligations is based on management estimates and equaled their book value due to obligations with similar interest rates and maturities. The fair value of the Company’s redeemable preferred stock is estimated to be its liquidation value, which includes accumulated but unpaid dividends. The fair value of other financial instruments the Company held for which it is practicable to estimate such value is as follows:

	March 31, 2007		March 31, 2006
	Book Value	Fair Value	Book Value	Fair Value

Mortgage payable, including current portion	$46,322,515	$48,177,123	$46,540,181	$40,021,636
Notes payable	42,279,711	50,551,949	25,893,474	22,756,178
Convertible debt	69,914,065	86,771,627	59,102,452	73,059,204

As of March 31, 2007 and 2006 the fair value of the Company’s notes payable and convertible debentures was based on discounted cash flows using a discount rate of approximately 13% and 15%, respectively. The book value for the Company’s mortgage payable and notes payable is net of the unamortized discount to debt principal. See Notes 10 and 13.

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

Beneficial conversion feature

When the Company issues debt or equity, which is convertible into common stock at a discount from the common stock market price at the date the debt or equity is issued, a beneficial conversion feature for the difference between the closing price and the conversion price multiplied by the number of shares issuable upon conversion is recognized. The beneficial conversion feature is presented as a discount to the related debt or equity, with an offsetting amount increasing additional paid in capital. The discount is amortized as additional interest or dividend expense from the date the instrument is issued to the date it first becomes convertible.

Recent Accounting Pronouncements

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF Issue No. 06-3”). The scope of EITF Issue No. 06-3 includes any transaction-based tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. The scope does not include taxes that are based on gross receipts or total revenues imposed during the inventory procurement process. Gross versus net income statement classification of that tax is an accounting policy decision and a voluntary change would be considered a change in accounting policy requiring the application of SFAS No. 154, “Accounting Changes and Error Corrections”. The EITF Issue No. 06-3 ratified consensus is effective for interim and annual periods beginning after December 15, 2006. The Company adopted ETIF Issue No. 06-3 in the quarter ended March 31, 2007 and it did not have any impact on its financial position, results of operations and cash flows.

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

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, (“EITF 00-19”). Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of EITF 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The Company has an embedded early conversion incentive that was bifurcated and accounted for as a derivative. This derivative expires on June 14, 2007 and the Company is currently evaluating the impact of the expiration on the Company’s financial position, results of operations and cash flows.

In December 2006, the FASB issued FASB Staff Position (“FSP”) No. EITF 00-19-2 “Accounting for Registration Payment Arrangements.” Under this FSP, contingently payable registration payment arrangements are accounted for separately from and do not affect the classification of the underlying shares, warrants, or other financial instruments subject to the registration payment provisions. A liability for a registration payment arrangements should be recognized when payment is probable and the amount is reasonably estimable, whether at inception or during the life of the arrangement (in accordance with FASB Statement No. 5, Accounting for Contingencies). The FSP is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified after December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into before December 21, 2006, companies are required to report transition through a cumulative-effect adjustment to the opening balance of retained earnings in fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any of this FSP on its financial statements; however the Company does not expect the effects of adoption to have a material impact on its financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS No. 159). Under SFAS No. 159, companies have an opportunity to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact SFAS No. 159 will have on its financial condition and results of operations.

3.	Acquisitions

On August 5, 2005, the Company acquired all of the outstanding common stock of a managed host services provider in Europe. The preliminary purchase price of $12.1 million was comprised of: (i) 1,600,000 shares of the Company’s common stock with a fair value of $10.8 million, (ii) cash consideration of $0.7 million and (iii) direct transaction costs of $0.6 million. The fair value of the Company’s stock was determined using the five-day trading average price of the Company’s common stock for two days before and after the date the transaction was announced in August 2005. The costs to acquire the managed host services provider were allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their respective fair values, and any excess was allocated to goodwill. As of March 31, 2006, the original purchase price allocation has been adjusted by an increase in goodwill of $0.3 million and an increase in other liabilities of $0.1 million. The effect of these adjustments on the related amortization was insignificant.

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

The results of acquiree’s operations have been included in the Company’s consolidated financial statements since the acquisition date. The year ended March 31, 2007 includes one full year of the acquiree’s results of operations. The following unaudited pro forma financial information of the Company for the years ended March 31, 2006 and 2005 have been presented as if the acquisition had occurred as of the beginning of each period. This pro forma information does not necessarily reflect the results of operations if the business had been managed by the Company during these periods and is not indicative of results that may be obtained in the future.

	March 31,
	2006	2005

Proforma revenues	$65,143,150	$54,111,614

Proforma net loss	$(36,995,700)	$(9,576,352)

Proforma net loss per common share:
Basic	$(0.85)	$(0.29)

Diluted	$(0.85)	$(0.38)

4.	Restricted Cash

	March 31,
	2007	2006

Restricted cash consists of:
Capital improvements reserve	$3,253	$2,217,044
Security deposits under operating leases	1,599,710	1,597,798
Escrow deposits under mortgage loan agreement	832,178	474,073

	2,435,141	4,288,915
Less: current portion	(832,178)	(474,073)

	$1,602,963	$3,814,842

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accounts Receivable

	March 31,
	2007	2006

Accounts receivable consists of:
Accounts receivable	$23,437,459	$12,644,773
Unearned revenue	(684,783)	(2,486,090)
Unbilled revenue	2,034,303	487,827
Allowance for doubtful accounts	(1,200,508)	(201,396)

	$23,586,471	$10,445,114

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Unearned revenue consists of pre-billing for services that have not yet been provided, but which have been billed to customers ahead of time in accordance with the terms of their contract. Unbilled revenue consists of revenues earned for which the customer has not been billed.

6.	Prepaid Expenses and Other Assets

	March 31,
	2007	2006

Prepaid expenses and other assets consists of:
Prepaid expenses	$1,311,820	$1,376,401
Deferred installation costs	4,327,300	1,991,005
Deposits	2,536,490	868,399
Interest and other receivables	499,788	474,661
Other assets	1,849,573	1,050,805

	10,524,971	5,761,271
Less: current portion	(5,085,263)	(2,558,942)

	$5,439,708	$3,202,329

7.	Property and Equipment

	March 31,
	2007	2006

Property and equipment consists of:
Land	$14,575,176	$10,139,683
Building	55,335,724	55,335,724
Building and leasehold improvements	54,125,101	48,627,733
Machinery and equipment	38,296,663	33,992,475
Office equipment, furniture and fixtures	12,125,967	8,129,071

	174,458,631	156,224,686
Less accumulated depreciation and amortization	(36,521,677)	(26,331,368)

	$137,936,954	$129,893,318

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Intangibles

	March 31,
	2007	2006

Intangibles consist of:
Customer base	$1,800,000	$1,800,000
Technology	2,400,000	2,400,000

	4,200,000	4,200,000
Accumulated amortization	(1,300,000)	(520,000)

	$2,900,000	$3,680,000

The Company expects to record amortization expense associated with these intangible assets as follows:

	Customer Base	Technology

2008	$180,000	$600,000
2009	180,000	600,000
2010	180,000	200,000
2011	180,000	—
Thereafter	780,000	—

	$1,500,000	$1,400,000

9.	Accounts Payable and Other Current Liabilities

	March 31,
	2007	2006

Accounts payable and other current liabilities consists of:
Accounts payable	$11,721,406	$12,205,715
Accrued expenses	12,994,896	7,120,310
Current portion of deferred revenue	2,766,984	1,699,924
Customer prepayments	2,269,352	443,368

	$29,752,638	$21,469,317

10.	Mortgage Payable

In connection with the purchase of the NAP of the Americas building in Miami on December 31, 2004, the Company obtained a $49.0 million loan from CitiGroup Global Markets Realty Corp., $4.0 million of which is restricted and can only be used to fund customer related capital improvements made to the NAP of the Americas building. This loan is collateralized by a first mortgage on the NAP of the Americas building and a security interest in all the existing building improvements that the Company has made to the building, certain of the Company’s deposit accounts and any cash flows generated from customers by virtue of their activity at the NAP of the Americas building. The loan bears interest at a rate per annum equal to the greater of 6.75% or LIBOR (5.48% at March 31, 2007) plus 4.75%, and matures in February 2009. This mortgage loan includes numerous covenants imposing significant financial and operating restrictions on Terremark’s business. At March 31, 2007 and 2006, the outstanding balance on this mortgage loan amounted to $46,322,516 and $46,540,181, respectively. See Note 13.

In connection with this financing, the Company issued to Citigroup Global Markets Realty Corp., for no additional consideration, warrants to purchase an aggregate of 500,000 shares of the Company’s common stock. Those warrants expire on December 31, 2011 and are divided into four equal tranches that differ only in respect of the applicable exercise prices, which are $6.80, $7.40, $8.10 and $8.70, respectively. The warrants were valued at approximately $2.2 million, which was recorded as a discount to the debt principal. Proceeds from the issuance of the mortgage note payable and the warrants were allocated based on their relative fair values. The costs related to

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the issuance of the mortgage loan were capitalized and amounted to approximately $1.6 million. The discount to the debt principal and the debt issuance costs will be amortized to interest expense using the effective interest rate method over the term of the mortgage loan. The effective interest rate of the mortgage loan is 11.7%.

11.	Convertible Debt

	March 31,
	2007	2006

Convertible debt consists of:
Senior Convertible Notes, face value of $86.25 million, due June 15, 2009, and convertible into shares of the Company’s common stock at $12.50 per share. Interest at 9% is payable semi-annually, on December 15 and June 15 (Effective interest rate of 23.4%)	$65,510,191	$59,102,452
Senior Subordinated Convertible Notes, face value of $4.0 million, due June 30, 2009, and convertible into shares of the Company’s common stock at $8.14 per share. Interest at 0.5% is payable semi-annually, on December 1 and July 1 (Effective interest rate of 0.74%)	4,403,874	—

	$69,914,065	$59,102,452

On January 5, 2007, the Company entered into a Purchase Agreement with Credit Suisse, Cayman Islands Branch and Credit Suisse, International (the “Purchasers”), for the sale of (i) $10 million aggregate principal amount of our Senior Subordinated Secured Notes, due June 30, 2009 (the “Series A Notes”) to Credit Suisse, Cayman Islands Branch, (ii) $4 million in aggregate principal amount of our 0.5% Senior Subordinated Convertible Notes, due June 30, 2009 to Credit Suisse, International (the “Series B Notes”) issued pursuant to an Indenture between the Company and The Bank of New York Trust Company, N.A., as trustee (the “Indenture”), and (iii) a capital lease facility commitment letter with Credit Suisse for lease financing in the amount of up to $13.25 million (the “Lease Financing Commitment”) for certain specified properties. The Company is subject to certain covenants and restrictions specified in the Purchase Agreement, including covenants that restrict their ability to pay dividends, make certain distributions or investments and incur certain indebtedness.

The Series B Notes bear interest at 0.5% per annum for the first 24 months increasing thereafter to 1.50% until maturity. All interest under the Series B Notes is “payable in kind” and will be added to the principal amount of the Series B Notes semi-annually beginning July 1, 2007. The Series B Notes are convertible into shares of the Company’s common stock, $0.001 par value per share, at the option of the holders, at $8.14 per share subject to certain adjustments set forth in the Indenture, including customary anti-dilution provisions.

The Series B Notes have a change in control provision that provides to the holders the right to require the Company to repurchase their notes in cash at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

The Company, at its option, may redeem all of the Series B Notes on any interest payment date after June 5, 2007 at a redemption price equal to (i) certain amounts set forth in the Indenture (expressed as percentages of the principal amount outstanding on the date of redemption), plus (ii) the amount (if any) by which the fair market value on such date of the common stock into which the Series B Notes are then convertible exceeds the principal amount of the Series B Notes on such date, plus (iii) accrued, but unpaid interest if redeemed during certain monthly periods following the closing date. The call option embedded in the Series B Notes was determined to be a derivative instrument to be considered separately from the debt and accounted for separately. As a result of the bifurcation of the embedded derivative, the carrying value of the Series B Notes at issuance was approximately $4.4 million. The Company is amortizing the difference between the face value of the Series B Notes ($4.0 million) and the carrying

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value as a credit to interest expense using the effective interest rate method on a monthly basis over the life of the Series B Notes.

The Company also paid an arrangement fee (the “Arrangement Fee”) to Credit Suisse, International as consideration for its services in connection with the Series A Notes, Series B Notes and the Lease Financing Commitment in the amount of 145,985 shares of common stock (the “Fee Shares”), which shares had a value of approximately $1.0 million based on then quoted market price of the Company’s common stock. Since the Arrangement Fee was paid with shares of the Company’s common stock, the proceeds including the expected proceeds from the Lease Financing Commitment were allocated to the Series A Notes, the Series B Notes, the Lease Financing Commitment and the Fee Shares based on the relative fair value of each security. The amount allocated to the Series A Notes, the Series B Notes and the Lease Financing Commitment was a discount of $0.2 million, a premium of ($0.1 million) and a discount of $0.9 million, respectively. The relative fair value of the Fee Shares was determined to be approximately $1.0 million. The premiums and discounts are being amortized on a monthly basis over the term of the respective debt instruments using the effective interest rate method.

The Company also granted Credit Suisse, International certain registration rights pursuant to the Registration Rights Agreement dated January 5, 2007 in connection with the common stock underlying the Series B Notes and the Fee Shares, including the right to have such shares registered with the Securities and Exchange Commission. The Company is required to file a registration statement with the Securities and Exchange Commission covering the shares of its common stock issued to Credit Suisse as an arrangement fee and issuable upon conversion of the Company’s Series B Notes. In the event the Company fails to cause the registration statement to be declared effective by July 4, 2007, or if the registration statement ceases to be effective at any time thereafter (subject to customary grace periods equal to 90 days in any 12 month period), the Company may incur liquidated damages in an amount equal to 0.5% of the total $4.0 million proceeds received for each 30 days such effectiveness failure remains (pro rated for periods that are less than 30 days in duration).

On June 14, 2004, the Company privately placed $86.5 million in aggregate principal amount of the Senior Convertible Notes to qualified institutional buyers. The Senior Convertible Notes bear interest at a rate of 9% per annum, payable semiannually, on each December 15 and June 15, and are convertible at the option of the holders, into shares of the Company’s common stock at a conversion price of $12.50 per share. The Company used the net proceeds from this offering to pay notes payable amounting to approximately $36.5 million and convertible debt amounting to approximately $9.8 million. In conjunction with the offering, the Company incurred $6.6 million in debt issuance costs, including $1.4 million in estimated fair value of warrants issued to the placement agent to purchase 181,579 shares of the Company’s common stock at $9.50 per share.

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

The Senior Convertible Notes contain an early conversion incentive for holders to convert their notes into shares of common stock before June 15, 2007. If exercised, the holders will receive the number of common shares to which they are entitled and an early conversion incentive payment in cash or common stock, at the Company’s option, equal to one-half the aggregate amount of interest payable through June 15, 2007. On May 2, 2007, the Company completed a private exchange offer with a limited number of holders for $57.2 million aggregate principal amount of its outstanding 9% Senior Convertible Notes due 2009. See Note 23.

The conversion option, including the early conversion incentive, the equity participation feature and a takeover whole premium due upon a change in control, embedded in the Senior Convertible Notes were determined to be derivative instruments to be considered separately from the debt and accounted for separately. As a result of the bifurcation of the embedded derivatives, the carrying value of the Senior Convertible Notes at issuance was approximately $50.8 million. The Company is accreting the difference between the face value of the Senior Convertible Notes ($86.25 million) and the carrying value to interest expense under the effective interest method on a monthly basis over the life of the Senior Convertible Notes. The early conversion incentive payment related to the Senior Convertible Notes expires on June 14, 2007. The Company is still evaluating the impact of the expiration of the early conversion incentive on the Company’s financial position, results of operation, and cash flows.

12.	Derivatives

The Company’s Senior Convertible Notes contain three embedded derivatives that require separate valuation from the Senior Convertible Notes: a conversion option that includes an early conversion incentive, an equity participation right and a takeover make whole premium due upon a change in control. The Company has estimated that the embedded derivatives related to the equity participation rights and the takeover make whole premium do not have significant value. The Company estimated that these embedded derivatives, classified as liabilities, had an estimated fair value of $16.8 million on March 31, 2007 and an estimated fair value of $25.0 million on March 31, 2006 resulting from the conversion option. The change of $8.2 million in the estimated fair value of the embedded derivative was recognized as income in the year ended March 31, 2007. The Company recognized income of $4.8 million for the year ended March 31, 2006 resulting from the conversion option. The early conversion incentive feature expires on June 14, 2007. The Company is still evaluating the impact of the expiration of the early conversion incentive on the Company’s financial position, results of operations and cash flows.

The Company’s Series B Notes contain one embedded derivative that requires separate valuation from the Series B Notes: a call option which provides the Company with the option to redeem the Series B Notes at fixed redemption prices plus accrued and unpaid interest and plus any difference in the fair value of the conversion feature. The Company estimated that this embedded derivative, classified as an asset, had an estimated fair value of $0.5 million on March 31, 2007. The increase of $0.1 million in the estimated fair value of the embedded derivative was recognized as income in the year ended March 31, 2007.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Notes Payable

Notes payable consists of:

	March 31,
	2007	2006

Senior Secured Notes, face value of $30.0 million, due March 2009	$28,488,987	$25,893,474
Series A Notes, face value of $10.0 million, due June 30, 2009	10,106,281	—
Capital Lease Facility, due June 30, 2009	3,684,443	—

	$42,279,711	$25,893,474

The Series A Notes bear interest at the Eurodollar Rate, as calculated under terms of the Series A Notes, plus 8.00% (increasing on January 1, 2009 to the Eurodollar Rate plus 9.00% through the maturity date). All interest under the Series A Notes is “payable in kind” and will be added to the principal amount of the Series A Notes. The payable in kind interest at March 31, 2007 amounted to $0.3 million. The Series A Notes are secured by substantially all of the Company’s assets, other than the NAP of the Americas building, pursuant to the terms of the Security Agreement dated January 5, 2007. The Company’s obligations under the Series A Notes are guaranteed by substantially all of the Company’s subsidiaries. As noted in Note 11, a discount of $0.2 million was allocated to the Series A Notes.

The Series A Notes have a change in control provision that provides to the holders the right to require the Company to repurchase their notes in cash at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest. The Company may, at its option, redeem the Series A Notes, in whole or in part at any time prior to the stated maturity, at the then outstanding balance of such notes.

On February 15, 2007, the Company completed a draw down on the Lease Financing Commitment by establishing a single-purpose entity and wholly-owned by the Company, NAP of the Capital Region, LLC (the “NAP Lessee”) to enter into a Participation Agreement (the “Participation Agreement”) with a single-purpose entity designated and structured by Credit Suisse, Culpeper Lessor 2007-1 LLC (the “Lessor”) under the terms of which the Lessor acquired for approximately $4.4 million (the “Purchase Price”) 30 acres of real property in Culpeper County, Virginia and leased this property to NAP Lessee under the terms of a triple net lease (the “Lease”) under which NAP Lessee agreed to bear all rights, obligations, and expenses related to the Property. The Lease expires on June 30, 2009.

NAP Lessee is required under the Lease to pay rent to the Lessor in an amount equal to the Purchase Price of the property multiplied by three-month LIBOR plus 550 basis points per annum, which rate increases by an additional 100 basis points on January 1, 2009. In lieu of cash payments, at the NAP Lessee’s option, it may satisfy these rent obligations each quarter by adding the rent accrued for such quarter to the Purchase Price of the property with corresponding increases in future rent payment obligations. The Company has guaranteed all of the NAP Lessee’s payment and performance obligations under the Lease pursuant to the terms of a Guaranty dated as of February 15, 2007 (the “Guaranty”).

Upon expiration (or early termination for any reason) of the term of the Lease, NAP Lessee is required to purchase the property from the Lessor or reimburse it to the extent the Lessor sells the property to a third party for less than the Purchase Price plus accrued and added interest. If the property is sold for more than the outstanding lease obligation plus accrued and unpaid interest then any excess remains with NAP Lessee. NAP Lessee may also elect to purchase the property at any time during the term of the lease. If NAP Lessee elects to exercise any such early buy-out option, the Company is required to offer to repurchase the Series A Notes at an offer price in cash equal to 100% of the principal amount thereof plus accrued and unpaid interest.

In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003)” (“FIN 46R”), the Lessor was considered to be a be a VIE as all of the risks associated with

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the lease facility are the responsibility of the Company and the primary beneficiary of the expected residual returns was determined to be NAP Lessee. Therefore, the Company consolidated the Lessor, which at March 31, 2007, consisted of approximately $4.4 million in long-term debt in the form of an unsecured promissory note and title to the land with a cost basis of $4.4 million which NAP Lessee is leasing.

In connection with the purchase of the NAP of the Americas building on December 31, 2004, the Company issued Senior Secured Notes in an aggregate principal amount equal to $30.0 million and sold 306,044 shares of its common stock valued at $2.0 million to the Falcon Investors. The Senior Secured Notes are collateralized by substantially all of the Company’s assets other than the NAP of the Americas building, bear cash interest at 9.875% per annum and “payment in kind” interest at 3.625% per annum subject to adjustment upon satisfaction of specified financial tests, and mature in March 2009. The Senior Secured Notes include numerous covenants imposing significant financial and operating restrictions on the Company’s business.

The Company contemporaneously issued to the Falcon Investors, for no additional consideration, warrants to purchase an aggregate of 1.5 million shares of the Company’s common stock. Those warrants expire on December 30, 2011 and are divided into four equal tranches that differ only in respect of the applicable exercise prices, which are $6.90, $7.50, $8.20 and $8.80, respectively. The warrants were valued by a third party expert at approximately $6.6 million, which was recorded as a discount to the debt principal. Proceeds from the issuance of the senior secured notes and the warrants were allocated based on their relative fair values. The costs related to the issuance of the Senior Secured Notes were deferred and amounted to approximately $1.8 million. The discount to the debt principal and the debt issuance costs are being amortized to interest expense using the effective interest rate method over the term of the Senior Secured Notes. The effective interest rate of these notes is 24.5%.

In connection with and consideration for the consent of the holders of the Senior Secured Notes to the issuance of the Series A Notes, Series B Notes and Lease Financing Commitment, on January 5, 2007, the Company entered into an Amendment, Consent and Waiver (the “Falcon Amendment”) that provides for certain amendments, consents and waivers to the terms of the Purchase Agreement dated December 31, 2004 specifically the terms relating to the $30 million aggregate principal amount of our Senior Secured Notes due 2009. The Falcon Amendment provides for: (i) a reduction in the call premium from 7.5% to 5.0% immediately instead of on June 30, 2007 and (ii) an immediate 1.0% increase in the accrued interest rate followed by additional 0.25% quarterly interest rate increase for each quarter during the four quarters beginning July 1, 2007; provided however, that in the event the Senior Secured Notes are redeemed prior to the first anniversary of the Falcon Amendment, a minimum of $0.3 million in additional interest will be required to be paid on the Senior Secured Notes in connection with any such early redemption.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Failure to comply with the obligations in the new mortgage loan or the Senior Secured Notes could result in an event of default under the new mortgage loan or the Senior Secured Notes, which, if not cured or waived, could permit acceleration of the indebtedness or other indebtedness which could have a material adverse effect on the Company’s financial condition.

The following table represents the combined aggregate principal maturities for the following obligations for each of the twelve months ended:

	Convertible Debt	Mortgage Payable	Notes Payable	Total

2008	$—	$791,305	$—	$791,305
2009	—	46,594,006	32,320,703	78,914,709
2010	90,254,721	—	14,805,961	105,060,682

	90,254,721	47,385,311	47,126,664	184,766,696
Less: Unamortized premiums and discounts	(20,340,656)	(1,062,795)	(4,846,953)	(26,250,404)

	$69,914,065	$46,322,516	$42,279,711	$158,516,292

14.	Changes in Stockholders’ Equity

Series I convertible preferred stock

In 2004, the Company issued 400 shares of Series I 8% Convertible Preferred Stock for $10.0 million, together with warrants to purchase 2.8 million shares of the Company’s common stock, which are exercisable for five years at $9.00 per share. The Series I Preferred Stock is convertible into shares of the Company’s common stock at $7.50 per share. In January 2007, the Series I Preferred Stock dividend rate increased to 10% per year until January 2009, when it increases to 12%. Dividends are payable, at the Company’s discretion, in shares of the Company’s common stock or cash. The Company has the right to redeem the Series I Preferred Stock at $25,000 per share plus accrued dividends at any time. Some of the Series I Preferred Stock shares were committed on dates where the conversion price was less than market. Accordingly, the Company recognized a non-cash preferred dividend of approximately $1.0 million in determining net loss per common share for the period ended March 31, 2004. The Series I Preferred Stock shall vote together with the Company’s common stock based on the then current conversion ratio.

Common stock

Issuance of Common Stock

In March 2007, the Company sold 11,000,000 shares in a public offering, at an offering price of $8.00 per share. After payment of underwriting discounts, commission and other offering costs, the net proceeds to the Company were approximately $82.8 million.

In August 2005, the Company issued 1,600,000 shares, valued at $10.8 million, of its common stock in connection with the acquisition of all of the outstanding common stock of a managed host services provider in Europe.

In March 2005, the Company sold 6,000,000 shares in a public offering, at an offering price of $7.30 per share. After payment of underwriting discounts, commissions and other offering costs, the net proceeds to the Company were approximately $40.5 million.

In December 2004, the Company sold 306,044 shares of its common stock valued at $2.0 million to the Falcon Investors in connection with their issuance of the $30.0 million Senior Secured Notes for partially financing the TECOTA acquisition.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Conversion of debt to equity

During the year ended March 31, 2005, the Company recognized a non-cash gain of approximately $8.5 million related to financing transactions whereby approximately $21.6 million of the Company’s construction payables plus approximately $1.0 million in accrued interest was converted to approximately 3,000,000 shares of the Company’s common stock with a $14.1 million market value upon conversion.

On June 1, 2004, the holders of $25.0 million of the Company’s 10% convertible debentures and the holders of $2.5 million of the Company’s 13.125% convertible debentures converted their debentures into 5,489,927 shares of the Company’s common stock.

In April 2004, $0.3 million of debt was converted to 35,000 shares of common stock at $7.50 per share.

Conversion of preferred stock

During the year ended March 31, 2007, 16 shares of the Series I preferred stock, with an aggregate fair value of $0.4 million (based on closing price of the Company’s common stock at conversion date) were converted to 53,637 shares of common stock at the discretion of the Series I holders.

During the year ended March 31, 2006, 44 shares of the Series I preferred stock, with an aggregate fair value of $0.8 million (based on closing price of the Company’s common stock at conversion date) were converted to 146,655 shares of common stock.

In March 2005, the 20 shares outstanding of the Company’s Series G preferred stock, with an aggregate fair value of $1.6 million (based on closing price of the Company’s common stock at conversion date) were converted into 225,525 shares of common stock.

During the year ended March 31, 2005, 17 shares of Series I preferred stock, with an aggregate fair value of $0.4 million (based on closing price of the Company’s common stock at conversion date) were converted to 55,564 shares of common stock.

Exercise of employee stock options

During the year ended March 31, 2007, the Company issued 57,655 shares of its common stock in conjunction with the exercise of employee stock options. The exercise price of the options ranged from $2.70 to $7.30.

During the year ended March 31, 2006, the Company issued 206,254 shares of its common stock in conjunction with the exercise of employee stock options, including 200,000 shares issued to a director of the Company. The exercise price of the options ranged from $2.50 to $6.74.

During the year ended March 31, 2005, the Company issued 33,667 shares of its common stock in conjunction with the exercise of employee stock options at prices ranging from $3.30 to $5.20 per share.

Grant of nonvested stock

In November 2006, the Compensation Committee approved a grant of nonvested stock to certain employees, officers and directors of the Company to purchase 390,000 shares of the Company’s common stock.

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

Stock tendered in payment of services

In January 2007, the Company issued 145,985 shares of common stock to Credit Suisse, International as consideration for its services in connection with the Senior Subordinated Convertible Notes. The shares had an aggregate fair value of approximately $1.0 million.

In October 2006, the Company issued 50,000 share of nonvested stock to a director pursuant to the terms of a consulting agreement.

In June 2006, the Company issued 15,000 shares of nonvested stock to a director pursuant to a prior agreement in connection with the director bringing additional business to the Company.

Grant of employee stock options

In November 2006, the Compensation Committee of the Board of Directors approved the grant of options, to certain officers of the Company, to purchase 350,000 of the Company’s common stock at an exercise price of $5.57 per share.

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

Loans issued to employees

In connection with the acquisition of Dedigate, the Company extended loans to certain Dedigate employees to exercise their Dedigate stock options. The Dedigate shares received upon exercise of those options were then exchanged for shares of the Company’s common stock under the terms of the acquisition. The loans are evidenced by full recourse promissory notes, bear interest at 2.50% per annum, mature in August 2007 and are collateralized by the shares of stock acquired with the loan proceeds. The outstanding principal balance on such loans, net of repayments, is reflected as a reduction to stockholders’ equity in the accompanying balance sheet at March 31, 2007 and 2006.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock warrants

During the period from November 2000 through March 2007, the Company issued warrants to third parties for services and to facilitate certain debt and equity transactions. The following table summarizes information about stock warrants outstanding as of March 31, 2007.

				Estimated
	No. of Shares	Exercise		Fair Value at
Issuance Date	Able to Purchase	Price	Expiration Date	Issuance

April 2006	12,500	$4.80	April 2011	$92,988
April 2005	7,200	6.90	April 2011	25,056
December 2004	2,003,378	6.80-8.80	December 2011	8,782,933
June 2004	181,579	9.50	June 2007	1,380,000
April 2004	5,000	7.00	April 2009	32,450
March 2004	248,841	9.00	March 2009	1,672,248
February 2004	8,210	9.00	February 2009	8,652
January 2004	36,808	7.10-9.00	January 2009	33,750
December 2003	10,000	6.20	July 2008	114,400
October 2003	5,000	7.30	October 2008	33,700
June 2001	1,300	17.20	June 2011	22,490
January 2003	950	4.80	June 2011	3,971
November 2000	25,000	27.60	November 2008	394,000

	2,545,766			$12,596,638

In April 2006, the Company issued 12,500 warrants with an estimated fair value of $0.1 million in connection with consulting services.

In December 2004, the Company issued warrants to purchase an aggregate of 2,000,000 shares of its common stock at an average exercise price equal to $7.80 per share to the lenders in connection with the financing of the acquisition of the NAP of the Americas building. The estimated fair market value of such warrants was $8.8 million (see Note 10 and 13).

In August 2004, the Company issued warrants to acquire 181,579 shares of the Company’s common stock at an exercise price of $9.50 per share. The warrants were issued as part of the compensation to the placement agent for the private placement of the Senior Convertible Notes, and were accounted for as debt issuance costs at their estimated fair market value of $1.4 million on the date the Company issued the Senior Convertible Notes.

Sale of Treasury Shares

In December 2006, the Board of Directors approved the sale, to a third party, of 865,202 share of the Company’s treasury stock at the market rate of $6.75 per share. Proceeds from the sale of this stock amounted to $5.8 million, net of commissions. At March 31, 2006, the Company does not have any treasury stock.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Loss Per Share

The following table presents the reconciliation of net loss to the numerator used for diluted loss per share:

	March 31,
	2007	2006	2005

Net loss attributable to common stockholders	$(15,628,316)	$(37,876,063)	$(10,774,602)
Adjustments:
Interest expense, including amortization of discount and debt issue costs	(28,701)	—	9,739,395
Change in fair value of derivatives embedded within convertible debt	(112,827)	—	(15,283,500)

Numerator for diluted loss per share:	$(15,769,844)	$(37,876,063)	$(16,318,707)

The following table represents the reconciliation of weighted average shares outstanding to basic and diluted weighted average shares outstanding:

	March 31,
	2007	2006	2005

Basic:
Weighted average common shares outstanding — basic	44,151,259	42,973,114	35,147,503

Diluted:
Weighted average common shares outstanding	44,151,259	42,973,114	35,147,503
9% Senior Convertible Notes	—	—	5,462,500
Series B Notes	115,782	—	—

Weighted average common shares outstanding — diluted	44,267,041	42,973,114	40,610,003

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods indicated:

	March 31,
	2007	2006	2005

9% Senior Convertible Notes	6,900,000	6,900,000	—
Common stock warrants	2,545,766	2,679,636	2,712,436
Common stock options	2,437,249	2,257,700	1,744,419
Early conversion incentive	1,540,772	2,677,471	—
Nonvested stock	532,800	15,000	—
Series I convertible preferred stock	1,084,477	1,130,000	1,276,667
Series H redeemable preferred stock	12,324	29,400	29,400

16.	Share-Based Compensation

On August 9, 2005, the Company’s Board of Directors adopted the 2005 Executive Incentive Compensation Plan (the “Plan”), which was approved by the Company’s stockholders on September 23, 2005. This comprehensive plan superseded and replaced all of the Company’s pre-existing stock option plans. The Compensation Committee has the authority, under the Plan, to grant share-based incentive awards to executives, key employees, directors, and consultants. These awards include stock options, stock appreciation rights or SARS, nonvested stock (commonly referred to as restricted stock), deferred stock, other stock-related awards and performance or annual incentive

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awards that may be settled in cash, stock or other property (collectively, the “Awards”). The Company, under the Plan, has reserved for issuance an aggregate of 1,000,000 shares of common stock. Awards granted generally vest over three years with one third vesting each year from the date of grant and generally expire ten years from the date of grant. There were 29,000 unused shares available to be granted under the Plan as of March 31, 2007.

Prior to the adoption of SFAS No. 123(R), the Compensation Committee approved the immediate vesting, effective March 31, 2006, of all unvested stock options previously granted under the Company’s stock option and executive compensation plans. The options affected by the accelerated vesting had exercise prices ranging from $2.79 to $16.50. As a result of the accelerated vesting, options to purchase approximately 460,000 shares became immediately exercisable. All other terms of these options remain unchanged. The decision of the Compensation Committee to accelerate the vesting of all outstanding options was made primarily to reduce compensation expense that otherwise would be recorded starting with the three months ending June 30, 2006. The future compensation expense that will be avoided is approximately $0.9 million and $0.2 million in the fiscal years ended March 31, 2008 and 2009.

The Company adopted the provisions of and accounts for share-based compensation in accordance with SFAS No. 123(R) and related pronouncements, during the first quarter ended June 30, 2006. The Company has elected to apply the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date for all share-based awards made to employees and directors based on the fair value of the award using an option-pricing model and is recognized as expense over the requisite service period, which is generally the vesting period. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

Option Awards

A summary of the Company’s stock option activity as of March 31, 2007, and changes during the year ended March 31, 2007 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at April 1, 2006	2,292,453	$11.21
Granted	350,500	5.57
Exercised	50,338	5.11
Forfeited	155,366	22.51

Outstanding at March 31, 2007	2,437,249	$9.81	6.39	$(4,260,915)

Exercisable at March 31, 2007	2,086,582	$10.52	5.84	$(5,132,435)

The weighted average grant date fair value of options granted during the years ended March 31, 2007 and 2006 was $4.86 and $4.87, respectively. As of March 31, 2007, the future compensation expense related to unvested options that will be recognized is approximately $1.5 million. The cost is expected to be recognized over a weighted average period of 2.6 years. The Company recognized approximately $0.2 million of share-based compensation expense, associated with options, in the year ended March 31, 2007. The total intrinsic value of stock options exercised during the years ended March 31, 2007, 2006 and 2005 was approximately $0.1 million, $0.5 million and $0.2 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the exercise and the exercise price of the shares. The following table summarizes information about stock options outstanding and exercisable in various price ranges at March 31, 2007:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Outstanding	Contractual Life	Exercise Price	Options	Exercise Price
Range of Exercise Prices	Options	(Years)	(Outstanding)	Exercisable	(Exercisable)

$ 2.50- 5.00	324,600	7.11	$3.91	324,600	$3.91
$ 5.01-10.00	1,667,391	5.07	6.15	1,316,724	4.98
$10.00-20.00	114,621	3.26	14.91	114,621	14.91
$20.01-30.00	14,260	3.59	24.65	14,260	24.65
$30.01-50.00	316,377	3.19	32.59	316,377	32.59

	2,437,249	6.39	$9.81	2,086,582	$10.52

Fair-Value Assumptions

The Company uses the Black-Scholes-Merton option-pricing model to determine the fair value of stock options granted under the Company’s stock option plans. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include:

•	the Company’s expected stock price volatility over the term of the awards;

•	actual and projected employee stock option exercise behaviors, which is referred to as expected term;

•	risk-free interest rate and

•	expected dividends

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

The assumptions used to value stock options were as follows:

	2007	2006	2005

Risk Free Rate	4.54%	3.63% - 4.83%	2.87% - 4.33%
Volatility	118%	112% - 121%	126% - 137%
Expected Term	6 years	5 years	5 years
Expected Dividends	0%	0%	0%

Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, as allowed under SFAS No. 123, “Accounting for Stock-Based

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company also provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” For the years ended March 31, 2006 and 2005, all employee stock option awards were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Pro forma information for the years ended March 31, 2006 and 2005 is as follows:

	For The Year Ended March 31,
	2006	2005

Net loss attributable to common stockholders as reported	$(37,876,063)	$(10,774,602)
Employee related share-based compensation expense included in net loss	975,644	—
Incremental share-based compensation if the fair value method had been adopted	(3,691,670)	(2,112,914)

Pro forma net loss attributable to common stockholders	$(40,592,089)	$(12,887,516)

Basic loss per common share — as reported	$(0.88)	$(0.31)

Basic loss per common share — pro forma	$(0.94)	$(0.37)

Diluted loss per common share — as reported	$(0.88)	$(0.40)

Diluted loss per common share — pro forma	$(0.94)	$(0.45)

Nonvested Awards

In accordance with SFAS No. 123(R), the Company records the intrinsic value of the nonvested stock as additional paid-in capital. Share-based compensation expense is recognized ratably over the applicable vesting period. As of March 31, 2007, the future compensation expense related to nonvested stock that will be recognized is approximately $1.9 million. The cost is expected to be recognized over a weighted average period of 2.1 years. The Company recognized approximately $0.6 million of share-based compensation expense, associated with nonvested stock, for the year ended March 31, 2007. A summary of the Company’s nonvested stock, as of March 31, 2007 and changes during the year ended March 31, 2007 is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value

Outstanding at April 1, 2006	—	$—
Granted	455,300	5.55
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2007	455,300	$5.55

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Commitments and Contingencies

Leasing activities

The Company leases space for its operations, office equipment and furniture under operating leases. Certain equipment is also leased under capital leases, which are included in improvements, furniture and equipment.

The Company leases space for the colocation facility in Santa Clara, California. The lease commenced in January 2001 and is for 20 years. Annual rent payments are approximately $1.5 million. The Company also leases space for its facilities in Brazil and Virginia, as well as its corporate offices. Annual rent payments for these facilities are approximately $1.0 million per year. The Company leases unconditioned space in the NAP of the Americas to certain customers. The terms of the operating leases range from 10 to 15 years. Annual rent payments paid to the Company are approximately $3.0 million.

During February 2005, the Company entered into a lease agreement with Global Switch Property Madrid, S.L. for the facility in Madrid, Spain which houses the NAP of the Americas-Madrid. The annual rent payments under this lease are approximately 800,000 euros ($1.0 million at the March 31, 2005 exchange rate) exclusive of value added tax. Payments of rent under the lease agreement commenced in March 2005, and the initial term of the lease expires on December 25, 2015. As required by the terms of the lease agreement, the Company has obtained a five year bank guarantee in favor of Global Switch in an amount equal to the annual rent payments. In connection with this bank guarantee, the Company has deposited 50% of the guaranteed amount, or approximately 475,000 euros ($0.6 million at the March 31, 2005 exchange rate), with the bank issuing the guarantee.

The Company has entered into capital lease agreements with third parties for equipment related primarily to the NAP of the Americas. Generally, the lease terms are for 48 months and contain $1.00 bargain purchase options. The aggregate gross related assets total approximately $0.9 million.

Operating lease expense, in the aggregate, amounted to approximately $5.3 million, $11.7 million, and $9.7 million for the years ended March 31, 2007, 2006 and 2005, respectively.

At March 31, 2007, future minimum lease payments for each of the following five years and thereafter under non-cancelable operating and capital leases having a remaining term in excess of one year are as follows:

	As Lessee		As Lessor
	Capital	Operating	Sales-Type	Operating
	Leases	Leases	Leases	Leases

2008	$1,385,199	$5,092,208	$2,627,062	$3,466,516
2009	969,621	4,114,604	1,772,411	3,141,712
2010	635,404	4,034,828	82,121	2,659,163
2011	360,970	3,750,440	—	2,738,938
2012	156,083	3,772,840	—	14,427,707
Thereafter	—	27,451,466	—	—

Total minimum lease payments	$3,507,277	$48,216,386	$4,481,594	$26,434,036

Amount representing interest and maintenance	(680,618)		(442,361)

Net minimum lease payments	$2,826,659		$4,039,233

Litigation

On May 14, 2007, the Company filed an action for declaratory relief against Strategic Growth International, Inc., (“SGI”), an investor relations firm formerly engaged by the Company, in the Circuit Court of the 11th Judicial Circuit in Miami-Dade County Florida. The declaratory action requests that the Court determine whether SGI

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

properly exercised certain warrants issued to it in 2002, and if so, in what quantity and what price. The Company’s position is that SGI failed to properly exercise the warrants, and that such failure cannot be cured because the warrants have since expired, and even if SGI did exercise the warrants, SGI was not entitled to the number of shares claimed upon exercise. On May 17, 2007, SGI filed an action in the Supreme Court of the State of New York in connection with the purported warrant exercise and the Company’s position with respect to this exercise. In the lawsuit, SGI alleges (i) violations under Rule 10b-5 of the Securities Exchange Act of 1934, as amended, against certain senior executive officers of the Company; (ii) breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment against the Company; and (iii) negligence, negligent misrepresentation, intentional concealment, and negligent nondisclosure against the Company and certain senior executive officers. SGI also seeks a declaratory judgment that it properly exercised the warrants. The Company believes the claims are without merit and that it has a number of defenses to this action. The Company intends to vigorously defend itself against these claims.

From time to time, the Company is involved in various other litigations relating to claims arising out of the normal course of business. These claims are generally covered by insurance. The Company is not currently subject to any other litigation which singularly or in the aggregate could reasonably be expected to have a material adverse effect on the Company’s financial position or results of operations.

18.	Related Party Transactions

Due to the nature of the following relationships, the terms of the respective agreements may not be the same as those that would result from transactions among wholly unrelated parties.

Following is a summary of transactions for the years ended March 31, 2007, 2006 and 2005 and balances with related parties included in the accompanying balance sheet as of March 31, 2007 and 2006.

	For the Year Ended March 31,
	2007	2006	2005

Rent paid to partnership where the Company had a 0.8% interest	$—	$—	$5,818,784
Services purchased from related party	497,948	1,270,504	957,483
Services provided to related party	87,321	23,698	—
Property management fees charged to partnership where the Company had a 0.8% interest	—	—	144,826
Interest income on notes receivable — related party	—	—	50,278
Interest income from shareholder	25,800	29,728	28,944
Interest paid to shareholder	—	—	670,649
Services from directors	712,503	442,500	410,000

Other assets	$422,467	$452,444	$477,846
Note receivable — related party	191,525	287,730	—

The Company has entered into consulting agreements with two members of its Board of Directors and into an employment agreement with another board member. One consulting agreement provided for annual compensation of $250,000 and expired in May 2005. This agreement was renewed in November 2006, effective as of October 2006, for annual compensation of $240,000, payable monthly. In addition, in October 2006, the Company’s Board of Directors approved the issuance to this director of 50,000 share of nonvested stock vesting over a period of one year. The remaining consulting agreement and employment agreement provide for annual compensation aggregating $160,000. In June 2006, the Company agreed to issue 15,000 shares of nonvested stock to the director, with the employment agreement, pursuant to a prior agreement in connection with the director bringing additional business to the Company.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s Chairman and Chief Executive Officer has a minority interest in Fusion Telecommunications International, Inc. (“Fusion”) and was formerly a member of its board of directors. In addition, the Chairman and Chief Executive Officer of Fusion is a member of the Company’s board of directors. The Company purchased $0.5 million, $1.3 million and $1.0 million in services for the years ended March 31, 2007, 2006 and 2005, respectively. These amounts are included in the $0.5 million of services purchased from this related party for the year ended March 31, 2007.

19.	Revenues

	For the Year Ended March 31,
	2007	2006	2005

Revenues consist of:
Colocation	$41,865,161	$28,126,193	$21,402,860
Managed and professional services	43,742,937	25,951,843	9,017,282
Exchange point services	9,031,100	6,308,708	4,564,283
Equipment resales	6,258,268	2,136,349	—
Other	50,715	6,189	918

	$100,948,181	$62,529,282	$34,985,343
Technology infrastructure buildouts	—	—	11,832,745
Construction contracts and fees	—	—	1,329,526

Total revenues	$100,948,181	$62,529,282	$48,147,614

Total arrangement consideration for managed web hosting solutions may include the procurement of equipment. Amounts allocated to equipment sold under these arrangements and included in managed and professional services were $1.9 million and $1.0 million for the years ended March 31, 2007 and 2006. Sales of managed web hosting solutions commenced in August 2005.

20.	Income Taxes

The Company recorded a provision for foreign income taxes of $0.2 million on the income of its managed host services provider in Europe for the year ended March 31, 2007. No provision for income taxes was recorded for each of the two years ended March 31, 2006 and 2005 as the Company incurred net operating losses in each year.

Loss before income taxes is attributable to the following geographic locations:

	For the Year Ended March 31,
	2007	2006	2005

United States	$(14,219,056)	$(34,201,581)	$(8,367,640)
International	(516,129)	(2,947,593)	(1,491,712)

	$(14,735,185)	$(37,149,174)	$(9,859,352)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) consist of the following:

	March 31,
	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$66,747,512	$61,229,430
Net operating loss carryforwards retained from discontinued operations	17,280,709	17,280,709
Capitalized start-up costs	80,947	310,195
Embedded derivatives	6,188,256	9,485,085
Allowances and other	7,949,409	7,386,909

Total deferred tax assets	98,246,833	95,692,328

Valuation allowance	(81,868,281)	(75,896,123)

Deferred tax liabilities:
Intangibles	(700,934)	(1,251,200)
Convertible debt	(7,804,425)	(10,318,847)
Depreciation	(8,048,789)	(8,305,610)
Other	(47,561)	(47,561)

Total deferred tax liability	(16,601,709)	(19,923,218)

Net deferred tax liability	$(223,157)	$(127,013)

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s deferred tax assets. A 100% valuation allowance has been provided on the net deferred tax assets of the U.S. companies and operations in Madrid. The remaining net deferred tax liability relates to foreign income taxes of the Company’s managed host services provider in Europe. To support the Company’s conclusion that a 100% valuation allowance was required, the Company primarily considered such factors as the Company’s history of operating losses, the nature of the Company’s deferred tax assets and the absence of taxable income in prior carryback years. Although the Company’s operating plans assume taxable and operating income in future periods, the Company’s evaluation of all the available evidence in assessing the realizability of the deferred tax assets indicates that it is more likely than not that such plans are insufficient to overcome the available negative evidence.

The valuation allowance increased by $6.0 million, $8.8 million and $3.9 million for the years ended March 31, 2007, 2006 and 2005, respectively. The net change of the valuation allowance for the year ended March 31, 2007 was primarily due to the increase in temporary differences related to the increase in operational loss, allowances and intangibles less a net decrease in convertible debt and derivatives. The change of the valuation allowance for the year ended March 31, 2006 was primarily attributed to the increase in the temporary differences related to the change in fixed assets, change in fair value of the derivatives, interest expense attributable to the derivatives and the increase in operational loss.

As of March 31, 2007, we have not made a U.S. tax provision on the unremitted earnings of our foreign subsidiaries. As of March 31, 2007, these earnings are intended to be permanently re-invested in foreign operations.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

limitation is effective for a five year period. As a result, for the year ended March 31, 2006, the Company determined that it is no longer limited in utilizing net operating losses generated prior to the AmTec merger.

The Company’s federal and state net operating loss carryforwards, amounting to approximately $222.4 million, begin to expire in 2011.

The reconciliation between the statutory income tax rate and the effective income tax rate on pre-tax (loss) income is as follows:

	For the Year Ended March 31,
	2007	2006	2005

Statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal income tax benefit	(4.0)	(4.0)	(3.5)
Foreign income tax	(0.9)	—	—
Permanent differences	0.5	0.3	3.7
Increase in valuation allowance	39.9	37.7	33.8

Effective tax rate	1.5%	—%	—%

21.	Information About the Company’s Operating Segments

During the years ended March 31, 2007, 2006, and 2005, the Company had two reportable business segments, data center operations and real estate services. The Company’s reportable segments are strategic business operations that offer different products and services. The data center operations segment provides Tier 1 NAP, Internet infrastructure and managed services in a data center environment. This segment also provides NAP development and technology infrastructure buildout services. All other real estate activities are included in real estate services. The real estate services segment provided construction and property management services. The Company had no activity in the real estate segment for the years ended March 31, 2007 and 2006.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents information about reportable segments:

	Data center	Real estate
For the year ended March 31,	operations	services	Total

2007

Revenue	$100,948,181	$—	$100,948,181
Income from operations	3,980,638	—	3,980,638
Net loss	(14,952,166)	—	(14,952,166)

2006

Revenue	$62,529,282	$—	$62,529,282
Loss from operations	(8,645,943)	—	(8,645,943)
Net loss	(37,149,174)	—	(37,149,174)

2005

Revenue	$46,818,088	$1,329,526	$48,147,614
Loss from operations	(13,506,734)	(400,010)	(13,906,744)
Net loss	(9,490,543)	(368,809)	(9,859,352)

Assets

March 31, 2007	$309,645,681	$—	$309,645,681
March 31, 2006	$204,716,451	$—	$204,716,451

A reconciliation of total segment income (loss) from operations to loss before income taxes follows:

	For the Year Ended March 31,
	2007	2006	2005

Total segment income (loss) from operations	$3,980,638	$(8,645,943)	$(13,906,744)
Change in fair value of derivatives	8,276,712	(4,761,000)	15,283,500
Debt restructuring	—	—	3,420,956
Interest expense	(28,214,563)	(25,048,519)	(15,493,610)
Interest income	1,256,295	1,742,609	666,286
Other, net	(34,267)	(436,321)	170,260

Loss before income taxes	$(14,735,185)	$(37,149,174)	$(9,859,352)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s geographic statements of operations disclosures are as follows (in thousands):

	March 31,
	2007	2006	2005

Total revenues:
United States	$85,167	$54,837	$47,589
International	15,781	7,692	559

	$100,948	$62,529	$48,148

Cost of revenues:
United States	$47,175	$32,893	$35,970
International	9,727	5,931	928

	$56,902	$38,824	$36,898

Income (loss) from operations:
United States	$4,831	$(5,854)	$(12,323)
International	(850)	(2,792)	(1,584)

	$3,981	$(8,646)	$(13,907)

The Company’s long-lived assets are located in the following geographic areas (in thousands):

	March 31,
	2007	2006

United States	$152,623	$145,978
International	4,985	4,366

	$157,608	$150,344

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Supplemental Cash Flow Information

	For the Year Ended March 31,
	2007	2006	2005

Supplemental disclosures of cash flow information:
Cash paid for interest	$16,407,077	$14,489,566	$6,399,840

Non-cash operating, investing and financing activities:
Warrants issued	92,988	45,226	1,380,000

Assets acquired under capital leases	1,897,465	889,012	—

Warrants exercised and converted to equity	—	—	261,640

Conversion of debt and related accrued interest to equity	—	—	262,500

Conversion of convertible debt and related accrued interest to equity	—	—	27,773,524

Settlement of note receivable through extinguishment of convertible debt	—	—	418,200

Stock tendered in payment of services	1,038,579	—	—

Establishment of Series B derivative asset	342,534	—	—

Net assets acquired in exchange for common stock	—	10,755,200	—

Cancellation and expiration of stock options and warrants	748,010	1,308,456	146,145

Settlement of notes receivable — related party by tendering Terremark Stock	—	—	4,951,904

Non-cash preferred dividend	676,029	173,355	481,947

Conversion of preferred stock to equity	2,279	804,000	1,925,000

23.	Subsequent Events

On May 29, 2007, the Company completed the purchase of Data Return LLC for an aggregate purchase price of $85.0 million, subject to adjustment, which is comprised of $70.0 million in cash and $15.0 million of the Company’s common stock.

On May 2, 2007, the Company completed a private exchange offer with a limited number of holders for $57.2 million aggregate principal amount of its outstanding 9% Senior Convertible Notes due 2009 (the “Outstanding Notes”) in exchange for an equal aggregate principal amount of the Company’s newly issued 6.625% Senior Convertible Notes due 2013 (the “New Notes”). After completion of the private exchange offer, $29.1 million aggregate principal amount of the Outstanding Notes remain outstanding. The Company also initiated a public exchange offer to the remaining holders of its Outstanding Notes to exchange any and all of their Outstanding Notes for an equal aggregate principal amount of New Notes.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The terms of the New Notes are substantially similar to the terms of the Outstanding Notes except that the New Notes do not have a Company redemption option, the early conversion incentive payment that is applicable to the Outstanding Notes does not apply to the New Notes, and the New Notes provide for a make whole premium payable upon conversions occurring in connection with a change in control in which at least 10% of the consideration is cash, while the Outstanding Notes provide for certain cash make whole payments in connection with a change of control in which at least 50% of the consideration is cash. The fair value of the embedded derivatives resulting from the early conversion incentive payment could be materially different due to the terms of the New Notes. The early conversion incentive related to the remaining Outstanding Notes expires on June 14, 2007. The Company is evaluating the impact of the expiration of the early conversion incentive on the Company’s financial position, results of operations and cash flows.

On June 12, 2007, the Company announced that it had secured commitment letters from Credit Suisse and Tennenbaum Capital Partners for a total of $250.0 million. The first term loan is a $150.0 million commitment from Credit Suisse secured by a first priority lien on substantially all of the Company’s assets and the second term loan is a $100.0 million commitment from Tennenbaum Capital Partners secured by a second priority lien on substantially all of the Company’s assets. The financings are expected to close in July 2007 and the funds will be used to repay all of the Company’s outstanding secured debt as well as provide capital for the Company’s expansion plan. The financing is subject to customer conditions, including the completion of definitive documentation for the facilities.