Form 10-K/A
period 2007-03-31
TERREMARK WORLDWIDE INC
filed 2007-07-30
CIK 912890

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐      Accelerated Filer ☑       Non-Accelerated Filer ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2007 was approximately $376,396,000, based on the closing market price of the registrant’s common stock as reported on the Nasdaq Global Market. For purposes of the foregoing computation, all executive officers, directors and five percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or five percent beneficial owners are, in fact, affiliates of the registrant.

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of June 30, 2007 was 58,355,969.

EXPLANATORY NOTE

This Form 10-K/A amends and restates Part III, Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation and Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions, Item 14. Principal Accountant Fees and Services and Part IV, Item 15. Exhibits and Financial Statements of Terremark Worldwide Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, filed with the Securities and Exchange Commission on June 15, 2007.

Except for the matters described above, this amendment does not modify or update disclosure in, or exhibits to, the Annual Report on Form 10-K filed on June 15, 2007. Furthermore, except for the matters described above, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date on which we filed our Annual Report on Form 10-K. Any information not affected by this amendment is unchanged and reflects the disclosures made at the time we filed our Annual Report on Form 10-K. In this Form 10-K/A, the “Company,” “Terremark,” “we,” “us” and “our” refer to Terremark Worldwide, Inc. and its wholly owned subsidiaries.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

Joseph R. Wright, Jr. has served as our Vice Chairman of the Board since April 28, 2000. In July 2006, Mr. Wright became the Chairman of the Board of Directors of Intelsat, Ltd. after their acquisition of PanAmSat, a global provider of satellite-based communications services. Mr. Wright served as the Chief Executive Officer of PanAmSat from August 2001 to July 2006. He was also a director of Scientific Games Corp. from 1997 to 2000. Mr. Wright served as Chairman of the Board of GRC International, Inc., a United States public company that provides technical information technology support to government and private entities. From 1995 to 2003, Mr. Wright also served as Co-Chairman of Baker & Taylor Holdings, Inc., an international book and video distribution company, and Vice Chairman of Jefferson Consulting Group, a Washington D.C. consulting firm. From 1989 to 1994, Mr. Wright served as Executive Vice President, Vice Chairman and Director of W.R. Grace & Co., an international chemicals and health care company, President of Grace Energy Corporation and Chairman of Grace Environmental Company. From 1982 to 1989, Mr. Wright held the positions of Director and Deputy Director of the Office of Management and Budget, The White House, and was a member of President Reagan’s cabinet. Before 1982, he served as Deputy Secretary, United States Department of Commerce, President of Citicorp Retail Services and Retail Consumer Services, held posts in the United States Department of Agriculture and the United States Department of Commerce, and was Vice President and Partner of Booz Allen & Hamilton, a management consulting firm.

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

Jamie Dos Santos has served as the President of Terremark Federal Group, a 100% owned subsidiary, since July 2005. Ms. Dos Santos previously served as our Chief Marketing Officer from March 2003 to July 2005. From April 2001 to March 2003, Ms. Dos Santos served as our Senior Vice President Global Sales. From 1981 to April 2001, Ms. Dos Santos worked with the Bell System. Ms. Dos Santos held various positions during her tenure with Telcordia/ Bell Systems including Director of Professional Services Latin America and Regional Account Director. She started her career as a Business Service Representative. Ms. Dos Santos attended the University of Florida and Bellcore’s elite Technical training curriculum receiving various degrees in telecommunications.

John Neville has served as our Senior Vice President — Sales since June 2005. Previously, from September 2003 to April 2005, he served as Executive Vice President of Sales and Business Development for Arsenal Digital Solutions Worldwide, Inc. Mr. Neville has held various senior level positions within the Telecommunications industry including Major Account Vice President for Nortel Networks from 1999 to 2003 and Vice President of Market Management and Enterprise Sale for Verizon Communications (formerly NYNEX/Bell Atlantic) from 1994 to 1999. Mr. Neville received his BBA from Southern Methodist University and attended the Executive program at University of Virginia, Darden School of Business. On July 6, 2007, Mr. Neville resigned as our Senior Vice President — Sales.

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

CORPORATE GOVERNANCE

The following does not constitute soliciting material and should not be deemed filed or incorporated by reference in any other filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Our business and affairs are managed under the direction of our board of directors, except with respect to those matters reserved for our stockholders. Our board of directors establishes our overall corporate policies, reviews the performance of our senior management in executing our business strategy and managing our day-to-day operations, acts as an advisor to our senior management and reviews our long-term strategic plans. Our board’s mission is to further the long-term interests of our stockholders. Members of our board of directors are kept informed of our business through discussions with our management, primarily at meetings of the board of directors and its committees, and through reports and analyses presented to them. The board and each of its committees — audit and compensation — also have the authority to retain, at our expense, outside counsel, consultants or other advisors in the performance of their duties.

Our board of directors held a total of ten meetings and took no actions by written consent during the fiscal year ended March 31, 2007. Each director except Messrs. Money, Rosen, Ruiz and Wright attended at least 75% of the total number of fiscal year 2007 meetings of our board and committees on which he served. We have no formal policy regarding attendance by our directors at our annual stockholder meetings, although we encourage this attendance and most of our directors have historically attended these meetings. Our officers are elected annually by our board of directors and serve at the discretion of the board. Our directors hold office until the expiration of their term or until their successors have been duly elected and qualified.

Code of Business Conduct and Ethics

We maintain a Code of Business Conduct and Ethics that is applicable to all employees and directors. Additionally, we maintain a Code of Ethics that is applicable to our Chief Executive Officer and Senior Financial Officers. These codes require continued observance of high ethical standards such as honesty, integrity and compliance with the law in the conduct of our business. The Code of Ethics for our Chief Executive Officer and Senior Financial Officers is publicly available on our website at www.terremark.com under “Investor Relations”. We intend to post on our website amendments to or waivers from our Code of Ethics. Violations under either code of conduct must be reported to the Audit Committee. These materials may also be requested in print by writing to the Director of Investor Relations at Terremark Worldwide, Inc., 2601 S. Bayshore Drive, Miami, Florida 33133.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10 percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than 10 percent shareholders are required by the rules and regulations of the Securities and Exchange Commission to furnish to us copies of all Section 16(a) forms they file.

To management’s knowledge, based solely on review of the copies of these reports furnished and representations that no other reports were required, during the fiscal year ended March 31, 2007, all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than 10 percent beneficial owners were in compliance.

Communications Between Stockholders and the Board

Stockholders or other interested parties wishing to communicate with our board of directors should submit any communications in writing to the Board of Directors at Terremark Worldwide, Inc., 2601 S. Bayshore Drive, Miami, Florida 33133. If a stockholder would like the letter to be forwarded directly to the Chairman of the Board or to one of the Chairmen of the three standing committees, he or she should so indicate. If no specific direction is indicated, the Secretary will review the letter and forward it to the appropriate member of our board of directors.

Nominations for Directors

Our board of directors does not have a standing nominating committee. Our independent directors act as a nominating committee for the annual selection of our nominees for election as directors. Each of our independent directors meets the definition of “independent” under the listing standards of the NASDAQ.

In evaluating candidates for nomination to the Board of Directors, the independent directors are to take into account the applicable requirements for directors under the NASDAQ rules. The independent directors may take into consideration such other factors and criteria as they deem appropriate in evaluating a candidate, including his or her judgment, skill, integrity, diversity, and business or other experience. The independent directors may (but are not required to) consider candidates suggested by management or other members of the board of directors.

Generally, the independent directors will consider candidates who have experience as a board member or senior officer of a company or who are generally recognized in a relevant field as a well-regarded practitioner, faculty member or senior government officer. The independent directors will also evaluate whether the candidates’ skills and experience are complementary to the existing board of directors members’ skills and experience as well as the board of directors’ need for operational, management, financial, international, technological or other expertise. Nominations for director may be made by our stockholders, provided such nominations comply with certain timing and information requirements set forth in our bylaws.

A majority of the members of our Board of Directors are independent from management. When making determinations regarding independence, the Board of Directors references the listing standards adopted by NASDAQ as well as the independence standards set forth in the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the Securities and Exchange Commission under that Act. In particular, our Audit Committee periodically evaluates and reports to the Board on the independence of each member of the Board. The committee analyzes whether a director is independent by evaluating, among other factors, the following:

1.	Whether the member of the Board of Directors has any material relationship with us, either directly, or as a partner, shareholder or officer of an organization that has a relationship with us;

2.	Whether the member of the Board of Directors is our current employee or was one of our employees within three years preceding the date of determination;

3.	Whether the member of the Board of Directors is, or in the three years preceding the date of determination has been, affiliated with or employed by (i) a present internal or external auditor of ours or any affiliate of such auditor, or (ii) any former internal or external auditor of ours or any affiliate of such auditor, which performed services for us within three years preceding the date of determination;

4.	Whether the member of the Board of Directors is, or in the three years preceding the date of determination has been, part of an interlocking directorate, in which one of our executive officers serves on the compensation committee of another company that concurrently employs the member as an executive officer;

5.	Whether the member of the Board of Directors receives any compensation from us, other than fees or compensation for service as a member of the Board of Directors and any committee of the Board of Directors and reimbursement for reasonable expenses incurred in connection with such service and for reasonable educational expenses associated with Board of Directors or committee membership matters;

6.	Whether an immediate family member of the member of the Board of Directors is one of our current executive officers or was an executive officer within three years preceding the date of determination;

7.	Whether an immediate family member of the member of the Board of Directors is, or in the three years preceding the date of determination has been, affiliated with or employed in a professional capacity by (i) a present internal or external auditor of ours or any of our affiliates, or (ii) any of our former internal or external auditors or any affiliate of ours which performed services for us within three years preceding the date of determination; and

8.	Whether an immediate family member of the member of the Board of Directors is, or in the three years preceding the date of determination has been, part of an interlocking directorate, in which one of our executive officers serves on the compensation committee of another company that concurrently employs the immediate family member of the member of the Board of Directors as an executive officer.

The above list is not exhaustive and the Audit Committee considers all other factors which could assist it in its determination that a director has no material relationship with us that could compromise that director’s independence.

As a result of this review, the Board of Directors affirmatively determined that Messrs. Elwes, Fernandez, Wright, Rosenfeld and Ruiz are independent of Terremark and our management under the standards set forth above. Mr. Money is considered an inside director because of his employment as one of our senior executives. Messrs. Mr. Amore is considered a non-independent outside director because of certain consulting arrangements with us as, Mr. Wright is considered on independent outside director notiwthstanding certain consulting arrangements between us and him because payments under such consulting arrangements do not excess $100,00. well as certain transactions between us and an affiliate of Mr. Wright. Additional information regarding these consulting arrangements and transactions between Messrs. Money, Wright and Amore and us can be found under “Certain Relationship and Related Transactions” below. Mr. Regen is not considered independent to the relationships set forth under “ Compensation Committee Interlocks and Insider Participation”

BOARD OF DIRECTORS COMMITTEES
Our board of directors has a standing audit committee and compensation committee.

Audit Committee
Our audit committee currently consists of Messrs. Fernandez, Rosenfeld and Ruiz. The members of the audit committee are, and will continue to be, independent under the listing standards of the NASDAQ Global Market. The board of directors has determined that Messrs. Fernandez and Ruiz satisfy the financial literacy and experience requirements of the NASDAQ and the rules of the Securities and Exchange Commission. The audit committee operates under a written charter, a copy of which is available on our website at www.terremark.com under “Investor Relations”. The charter is available in print to any stockholder who requests it in writing from our Director of Investor Relations at Terremark Worldwide, Inc., 2601 S. Bayshore Drive, Miami, Florida 33133. The audit committee represents the board in its relations with our independent public accountants and oversees the financial reporting and disclosures prepared by our management. The audit committee’s functions include meeting with our management and our independent public accountants, reviewing and discussing our audited and unaudited financial statements with our management, recommending to the board of directors the engagement of our independent auditors, reviewing with such auditors the plan and results of their audit of our financial statements, determining the independence of such auditors and discussing with management and the independent auditors the quality and adequacy of our internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. During fiscal year 2007, the audit committee held ten meetings and took no action by written consent. For more information regarding the functions of the Audit Committee and its activities during fiscal 2007, see the “Report of the Audit Committee” below.
REPORT OF THE AUDIT COMMITTEE
The following Report of the Audit Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference in any other filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934.
Under the guidance of a written charter adopted by the board of directors, the Audit Committee is responsible for overseeing the company’s financial reporting process on behalf of the board of directors. The Audit Committee consists of three members, each of whom is “independent” as that term is defined under the applicable listing standards of the NASDAQ Global Market, the Sarbanes-Oxley Act of 2002 and applicable Securities and Exchange Commission rules.
The Sarbanes-Oxley Act of 2002 and the committee’s charter require that all services provided to us by our independent auditors be subject to pre-approval by the audit committee. The Audit Committee has established policies and procedures contemplated by these rules.
Management has the primary responsibility for the system of internal controls and the financial reporting process. Our independent accountants have the responsibility to (i) perform an independent audit of our financial statements and internal controls over financial reporting and (ii) express an opinion on the conformity of our financial statements with accounting principles generally accepted in the United States and the effectiveness of our internal controls over financial reporting and management’s assessment of our internal controls over financial reporting. We have the responsibility to monitor and oversee these processes.

In fulfilling our oversight responsibilities, the Audit Committee reviewed the audited consolidated financial statements for fiscal 2007 with management, including a discussion of the quality, not just the acceptability, of the accounting principles employed, the reasonableness of significant judgments and the clarity of disclosures in the financial statements. The Audit Committee reviewed and discussed the consolidated financial statements for fiscal 2007 with our independent auditors. Consistent with the requirements of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder, the Audit Committee discussed with the independent auditors all of the matters required to be discussed by Statement of Auditing Standards No. 61, Communications with Audit Committees, as amended. In addition, the Audit Committee has discussed with the independent auditors their independence from our management and from us, including matters in the written disclosures provided by the independent auditors to the audit committee as required by Independence Standards Board Standard No. 1, Independence Discussion with Audit Committees, as adopted by the Public Accounting Oversight Board in Rule 3600T. As part of this review, the Audit Committee considered whether the non-audit services provided to us by the independent auditors during fiscal 2007 were compatible with maintaining their independence. Upon its review, the Audit Committee has satisfied itself as to the independence of our independent auditors.

Without management present, the Audit Committee met separately with the independent accountants to review the results of their examinations, their evaluation of the company’s internal controls, and the overall quality of the company’s accounting and financial reporting. In addition, the Audit Committee reviewed initiatives and programs aimed at strengthening the effectiveness of our internal control structure. As part of this process, the audit committee continued to monitor the scope and adequacy of the company’s internal procedures and controls.

In reliance on the reviews and discussions with management and the independent accountants referred to above, and subject to the limitations on its role and responsibilities described above, the Audit Committee recommended to the board of directors, and the board of directors has approved, that the audited financial statements be included in the Annual Report on Form 10-K for fiscal 2007 filed with the Securities and Exchange Commission and in the fiscal 2007 annual report to our stockholders.

Members of the Audit Committee

Rodolfo Ruiz
Antonio S. Fernandez
Miguel J. Rosenfeld

Compensation Committee

The Compensation Committee is responsible for approving compensation and bonuses for our Chief Executive Officer and reviewing compensation and bonuses for our other executive officers, and for administering our Amended and Restated 1996 Stock Option Plan, the 2000 Stock Option Plan, the 2000 Directors Stock Option Plan and the 2005 Executive Incentive Compensation Plan.

The Compensation Committee operates under a written charter, a copy of which is available on our website at www.terremark.com under “Investor Relations”. The charter is available in print to any stockholder who requests it in writing from our Director of Investor Relations at Terremark Worldwide, Inc., 2601 S. Bayshore Drive, Miami, Florida 33133. During fiscal 2007, the compensation committee held three meetings and took one action by written consent. For more information regarding the functions of the compensation committee and its activities during fiscal 2007, see the “Compensation Discussion and Analysis” below.

Compensation Committee Interlocks and Insider Participation

During the year ended March 31, 2006, our Compensation Committee was expanded from three to four members and consisted of Messrs. Fernandez, Rosen, Rosenfeld and Ruiz.

In April 2007, Mr. Rosen resigned as a member of our Compensation Committee due to Mr. Rosen’s current position as chairman of the board of Fusion Telecommunications (“Fusion”), a NASDAQ traded company, on whose board Manuel D. Medina, our chairman and chief executive officer, formerly served as a member of Fusion’s compensation committee and whose chief executive officer is Mr. Rosen’s son. Mr. Rosen is still a member of our Board.

No member of the Compensation Committee is now or ever was an officer or an employee of ours and is independent under the listing standards of the NASDAQ.

ITEM 11.  EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officers identified in the Summary Compensation Table (“Named Executive Officers”). As more fully described below, the Compensation Committee of our Board of Directors (the “Committee”) makes all decisions for the total direct compensation — that is, the base salary, incentive compensation awards and equity incentive awards — of our executive officers, including the Named Executive Officers.

The day-to-day design and administration of savings, health, welfare and paid time-off plans and policies applicable to salaried U.S.-based employees in general are handled by our Human Resources, Finance and Legal Department employees. The Committee (or Board) remains responsible for certain fundamental changes outside the day-to-day requirements necessary to maintain these plans and policies with regards to our Named Executive Officers.

Compensation Program Objectives and Rewards

Our compensation philosophy is based on the premise of attracting, retaining and motivating exceptional leaders, setting high goals, working toward the common objectives of meeting the expectations of customers and stockholders, and rewarding outstanding performance. Following this philosophy, in determining executive compensation, we consider all relevant factors, such as the competition for talent, our desire to link pay with performance, the use of equity to align executive interests with those of our stockholders, individual contributions, teamwork and performance, each executive’s total compensation package, and internal pay equity. We strive to accomplish these objectives by compensating all executives with total compensation packages consisting of a combination of competitive base salary, incentive compensation and equity. When referring to our executive compensation program, we are referring to the compensation program for our Named Executive Officers named in the Summary Compensation Table.

All of the compensation and benefits for our Named Executive Officers described below have as a primary purpose our need to attract, retain and motivate the highly talented individuals who will engage in the behaviors necessary to enable us to succeed in our mission while upholding our values in a highly competitive marketplace. Beyond that, different elements are designed to engender different behaviors. The actual incentive amounts awarded to each Name Executive Officer are ultimately subject to the discretion of the Committee.

•	Base salary and benefits are designed to attract and retain employees over time.

•	Incentive compensation awards are designed to focus employees on the business objectives for a particular year.

•	Equity incentive awards, such as stock options and nonvested stock, focus executives’ efforts on the behaviors within the recipients’ control that they believe are designed to ensure our long-term success as reflected in increases to our stock prices over a period of several years, growth in our profitability and other elements.

•	Severance and change in control plans are designed to facilitate our ability to attract and retain executives as we compete for talented employees in a marketplace where such protections are commonly offered. The separation benefits described below provide benefits to ease an employee’s transition due to an unexpected employment termination by us due to on-going changes in our employment needs. The change in control separation benefits described below encourages our employees to remain focused on our business in the event of rumored or actual fundamental corporate changes.

The Elements of Terremark’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The Committee reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. All of our Named Executive Officers have current employment agreements with us that state their initial base salaries and generally renew on an annual basis. Additional factors reviewed by the Committee in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. During fiscal year 2007, all executive officer base salary decisions were approved by the Committee.

The Committee determines base salaries for the Named Executive Officers at the beginning of each calendar year. The Committee proposes new base salary amounts based on:

•	evaluation of individual performance and expected future contributions;

•	a review of survey data to ensure competitive compensation against the external market generally defined as the Peer Companies; and

•	a comparison of the base salaries of the executive officers who report directly to the CEO to ensure internal equity.

Base salary is the only element of compensation that is used in determining the amount of contributions permitted under our 401(k) Plan.

Incentive Compensation Awards

Amounts shown as Non-Equity Incentive Plan Compensation in the Summary Compensation Table are driven by the following performance goals:

•	Revenues and

•	Earnings before interest, taxes, depreciation and amortization (“EBITDA”).

On November 27, 2006, the Committee approved certain performance goals and target bonus amounts for our Named Executive Officers, excluding those eligible for commissions. The incentive compensation awards are payable in cash or stock at the sole discretion of the Committee. Under the terms of the incentive compensation program, we have assigned annual target bonus amount to each Named Executive Officer. We have determined each executive officer’s actual annual bonus based upon our performance as compared to the benchmark goals (the “Performance Targets”) that were approved by the Committee. For fiscal 2007 these Performance Targets were as follows:

	Actual Results vs Applicable Performance Target
	Less than	From 95% to	From 100% to
Revenue and EBITDA	95%	100%	105%	Greater than 105%

Percentage of Target Bonus Award	No Bonus	50% to 70%	75% to 100%	100% plus percentage above 105% with a maximum of 15%

The target bonus for our Chief Executive Officer has been set at 75% of his base salary. The target bonuses for our Chief Financial Officer, Chief Operations Officer and Chief Legal Officer have been set at 40% of their respective base salaries. Such bonuses may be paid in cash or nonvested stock or share equivalents of our common stock, par value $.001, at the discretion of the Committee.

No bonuses will be paid with respect to our EBITDA Performance Target as it was not met during the year ended March 31, 2007. As of the date of this filing, the Committee has not determined if the earned incentive compensation awards will be paid in cash or nonvested stock.

				Target Goals Based		Target Adjusted
	Annual Base	Target	Target	on Actual Results (%)		for Actual
Named Executive Officer	Salary($)	(%)	($)	Revenues	EBITDA*	Results ($)

Manuel D. Medina	350,000	75%	262,500	29.6%	—	103,637
Jose A. Segrera	200,000	40%	80,000	15.8%	—	31,585
Jamie Dos Santos	250,000	—	—	—	—	—
John Neville	200,000	—	—	—	—	—
Marvin Wheeler	200,000	40%	80,000	15.8%	—	31,585
Adam T. Smith	185,000	40%	74,000	15.8%	—	29,216

The Committee believes that the incentive awards to be paid to executive officers for fiscal 2007, in aggregate, are consistent with the level of accomplishment and appropriately reflected our performance.

Equity Incentive Awards

We believe that the grant of significant annual equity awards further links the interests of senior management and our stockholders. Therefore, we believe that the grant of stock options and the awarding of nonvested stock are important components of annual compensation. Our executive officers, including each of the Named Executive Officers, are eligible to receive awards under the 2005 Executive Compensation Plan (the “Plan”). The Committee considers several factors in determining whether awards are granted to an executive officer under the Plan. In addition to the factors referenced above regarding an executive officer’s overall compensation, factors include the executive’s position, his or her performance and responsibilities, the amount of options or other awards, if any, currently held by the officer, and their vesting schedule.

Stock options provide for financial gain derived from the potential appreciation in stock price from the date that the option is granted until the date that the option is exercised. The exercise price of stock option grants is set at fair market value on grant date. Our long-term performance ultimately determines the value of stock options, because gains from stock option exercises are entirely dependent on the long-term appreciation of our stock price. Stock options granted are generally exercisable in equal installments on the first, second and third anniversaries of the grant date and expire ten years from the grant date.

Because a financial gain from stock options is only possible after the price of our common stock has increased, we believe grants encourage executives and other employees to focus on behaviors and initiatives that should lead to an increase in the price of our common stock, which benefits all of our stockholders.

No Backdating or Spring Loading:  Our policy is not to backdate options or grant options retroactively. In addition, we do not plan to coordinate grants of options so that they are made before announcement of favorable information, or after announcement of unfavorable information. Our options are granted at fair market value on a fixed date or event (such as an employee’s hire date) with all required approvals obtained in advance of or on the actual grant date. All grants to executive officers require the approval of the Committee. Our general practice is to grant options only on the annual grant date and on an employee’s hire date, although there are occasions when grants have been made on other dates. We are working to eliminate “off cycle” grants to the extent possible.

Grants of options and nonvested stock were made to the Named Executive Officers, excluding those eligible for commissions, by the Committee on November 27, 2006. These stock option grants expire ten years from the grant date and vest in equal installments on January 1, 2008, November 27, 2009 and November 27, 2010. See Grants of Plan-Based Awards table on page 16.

Stock Ownership Guidelines

We grant share-based incentives in order to align the interests of our employees with those of our stockholders. Terremark-issued options are not transferable during the executive’s life, other than certain gifts to family members (or trusts, partnerships, etc. that benefit family members). The Committee has ultimate discretion with regards to transferability of awards upon the death of an executive.

Benefits

As salaried, U.S.-based employees, the Named Executive Officers participate in a variety of retirement, health and welfare, and vacation benefits designed to enable us to attract and retain our workforce in a competitive marketplace. Health and welfare and vacation benefits help ensure that we have a productive and focused workforce through reliable and competitive health and other benefits. Savings plans help employees, especially long-service employees, save and prepare financially for retirement.

Our qualified 401(k) Plan allows highly compensated employees to contribute up to 15 percent of their base salary, up to the limits imposed by the Internal Revenue Code — $225,000 for 2007 — on a pre- or after-tax basis. Our 401(k) plan provides for discretionary matching of employee contributions. During the year ended March 31, 2007, we provided a 50 percent match on the first 8 percent of employee contributions, which vests over five years. Participants choose to invest their account balances from an array of investment options as selected by plan fiduciaries from time to time, plus a stock fund. The 401(k) Plan is designed to provide for distributions in a lump sum after termination of service. However, loans — and in-service distributions under certain circumstances such as a hardship, attainment of age 59 1/2 or a disability — are permitted.

Perquisites

We did not provide our Named Executive Officers with any perquisites that conferred a direct or indirect benefit that has a personal aspect, without regard to whether it may be provided for some business reason or for our convenience, unless it is generally available on a non-discriminatory basis to all employees. An item is not a perquisite if it is integrally and directly related to the performance of the executive’s duties.

We did not provide our Named Executive Officers with other perquisites such as split-dollar life insurance, reimbursement for legal counseling for personal matters, reimbursement for financial planning or tax reimbursement payments. We did not provide loans to executive officers. We may provide other employees with relocation loans in certain circumstances.

Separation and Change in Control Arrangements

The Named Executive Officers, per the terms of their respective employment agreements, are eligible for the benefits and payments if employment terminates in a separation or if there is a change in control, as described under Potential Payments on Termination or Change in Control beginning on page 19. We define separation as a termination of employment either by the employee or by us for cause or without cause.

Separation Benefits.

Individual employment agreements provide severance payments and other benefits in an amount we believe is appropriate, taking into account the time it is expected to take a separated employee to find another job. The payments and other benefits are provided because we consider a separation to be a Company-initiated termination of employment that under different circumstances would not have occurred and which is beyond the control of a separated employee. Separation benefits are intended to ease the consequences to an employee of an unexpected termination of employment. We benefit by requiring a general release from separated employees. In addition, we may request non-compete and non-solicitation provisions in connection with individual separation agreements.

We consider it likely that it will take more time for higher-level employees to find new employment, and therefore executive officers generally are paid severance for a longer period. Additional payments may be permitted in some circumstances as a result of negotiations with executive officers, especially where we desire particular nondisparagement, cooperation with litigation, noncompetition and nonsolicitation terms. See Individual Agreements under the Potential Payments on Termination or Change in Control beginning on page 19 for additional information.

Change in Control.  Individual employment agreements provide for compensation and benefits if there is a change in control. These agreements recognize the importance to us and our stockholders of avoiding the distraction and loss of key management personnel that may occur in connection with rumored or actual fundamental corporate changes. A properly designed change in control agreement protects stockholder interests by enhancing employee focus during rumored or actual change in control activity through:

•	Incentives to remain with us despite uncertainties while a transaction is under consideration or pending;

•	Assurance of severance and benefits for terminated employees; and

•	Access to equity components of total compensation after a change in control.

Our stock options and nonvested stock generally vest upon a change in control (as fully described under Change in Control beginning on page 21). The remainder of benefits generally requires a change in control, followed by a termination of an executive’s employment. In adopting the so-called “single” trigger treatment for equity vehicles, we were guided by three principles:

•	Be consistent with current market practice among peers.

•	Keep employees relatively whole for a reasonable period but avoid creating a “windfall.”

•	Single trigger vesting ensures that ongoing employees are treated the same as terminated employees with respect to outstanding equity grants.

•	Single trigger vesting provides employees with the same opportunities as stockholders, who are free to sell their equity at the time of the change in control event and thereby realize the value created at the time of the deal.

•	The Company that made the original equity grant will no longer exist after a change in control and employees should not be required to have the fate of their outstanding equity tied to the new company’s future success.

•	Single trigger vesting on performance-contingent equity, in particular, is appropriate given the difficulty of replicating the underlying performance goals.

•	Support the compelling business need to retain key employees during uncertain times.

•	A single trigger on equity vesting can be a powerful retention device during change in control discussions, especially for more senior executive officers where equity represents a significant portion of their total pay package.

•	A double trigger on equity provides no certainty of what will happen when the transaction closes.

Compensation Committee Report

The Compensation Committee, comprised of independent directors, reviewed and discussed the above Compensation Discussion and Analysis (CD&A) with Terremark management. Based on the review and discussions, the Compensation Committee recommended to our Board of Directors that the CD&A be included in this Form 10-K/A.

Compensation Committee

Miguel J. Rosenfeld
(Chairperson)

Antonio S. Fernandez           Rodolfo A. Ruiz

The following table summarizes the compensation of the Named Executive Officers for the fiscal year ending March 31, 2007. The Named Executive Officers are Terremark’s Chief Executive Officer, Chief Financial Officer, and four other most highly compensated executive officers ranked by their total compensation in the table below.

Summary Compensation Table
for Fiscal Year End March 31, 2007

							Change in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)(1)	($)	($)(2)	($)(3)	($)(4)	($)	($)(5)	($)

Manuel D. Medina	2007	350,000	—	69,406	82,867	103,637	—	16,206	622,116
Chairman and Chief Executive Officer
Jose A. Segrera	2007	200,000	—	34,703	41,434	31,585	—	16,824	324,546
Executive Vice President and Chief Financial Officer
Jamie Dos Santos	2007	448,449	—	—	—	—	—	25,811	474,260
President, Terremark Federal Group
John Neville	2007	358,519	—	—	—	—	—	17,793	376,312
Senior Vice President — Sales
Marvin Wheeler	2007	200,000	—	23,789	41,434	31,585	—	26,810	323,618
Chief Operations Officer
Adam T. Smith	2007	185,000	—	6,344	27,622	29,216	—	23,921	272,103
Chief Legal Officer

(1)	Amounts for Ms. Dos Santos and Mr. Neville include sales commissions of $198,449 and $151,268, respectively

(2)	Represents the compensation costs of nonvested stock for financial reporting purposes for the year under FAS 123(R), rather than an amount paid to or realized by the Named Executive Officer. See Note 16. “Share-Based Compensation” to the Company’s consolidated financial statements set forth in the Company’s Form 10-K for the year ended March 31, 2007 (the “10-K”) for the assumptions made in determining FAS 123(R) values. The FAS 123(R) value as of the grant date for nonvested stock is recognized ratably over the applicable vesting period. The shares granted to Mr. Medina and Mr. Segrera are subject to stockholder approval. These awards are recorded as share-based liabilities in accordance with FAS 123(R) and are fair valued on a quarterly basis.

(3)	Represents the compensation costs of stock options for financial reporting purposes for the year under FAS 123(R), rather than an amount paid to or realized by the Named Executive Officer. See Note 16. “Share-Based Compensation” to the Company’s consolidated financial statements set forth in the 10-K for the assumptions made in determining FAS 123(R) values. The FAS 123(R) value as of the grant date for options is recognized ratably over the applicable vesting period. There can be no assurance that the FAS 123(R) amounts will ever by realized.

(4)	These amounts relate to the compensation cost of the incentive compensation awards earned but not paid during the year ended March 31, 2007. The awards are payable in cash or nonvested stock at the discretion of the Committee. The Committee has yet to determine how the incentive compensation awards will be paid.

(5)	See All Other Compensation chart below for amounts, which include insurance and Company match on employee contributions to our 401(k) plan.

All Other Compensation for Fiscal Year Ended March 31, 2007

		Savings
		Plan
		Company
Named Executive Officer	Insurance(1)($)	Match ($)	TOTAL($)

Manuel D. Medina	8,706	7,500	16,206
Jose A. Segrera	16,824	-0-	16,824
Jamie Dos Santos	18,311	7,500	25,811
John Neville	10,293	7,500	17,793
Marvin Wheeler	22,810	4,000	26,810
Adam T. Smith	16,421	7,500	23,921

(1)	Insurance amounts include payments for medical, dental, vision, life and long-term disability.

The following table provides information on stock options and nonvested stock granted in fiscal 2007 to each of our Named Executive Officers. There can be no assurance that the grant date fair value of nonvested stock and option awards will ever be realized. The amount of these awards that were expensed in fiscal 2007 is shown in the Summary Compensation Table on page 7.

Grants of Plan-Based Awards
for Fiscal Year End
March 31, 2007

		Estimated		All Other	All Other
		Future	Estimated	Stock	Option
		Payouts	Future	Awards:	Awards:	Exercise		Grant Date
		Under Non-	Payouts	Number of	Number of	or Base		Fair Value
		Equity	Under Equity	Shares of	Securities	Price of	Closing	of Stock and
		Incentive	Incentive	Stock or	Underlying	Option	Price on	Option
	Grant	Plan Target	Plan Target	Units (#)	Options (#)	Awards($)	Grant Date	Awards($)
Name(a)	Date(b)	($)(c)(1)	(#)(d)	(c)(2)	(f)(3)	(g)	($)(h)	(i)(4)

Manuel D. Medina	11/27/2006	—	—	75,000	150,000	5.57	5.57	1,145,367
	—	103,637	—	—	—	—	—	—
Jose A. Segrera	11/27/2006	—	—	37,500	75,000	5.57	5.57	572,684
	—	31,585	—	—	—	—	—	—
Jamie Dos Santos	—	—	—	—	—	—	—	—
John Neville	—	—	—	—	—	—	—	—
Marvin Wheeler	11/27/2006	—	—	37,500	75,000	5.57	5.57	572,684
	—	31,585	—	—	—	—	—	—
Adam T. Smith	11/27/2006	—	—	10,000	50,000	5.57	5.57	298,239
	—	29,216	—	—	—	—	—	—

(1)	These amounts relate to the compensation cost of the incentive compensation awards earned but not paid during the year ended March 31, 2007. The awards are payable in cash or nonvested stock at the discretion of the Committee. The Committee has yet to determine how the incentive compensation awards will be paid.

(2)	Nonvested stock grants are shares of Terremark Common Stock that generally vest over three years. Column (e) represents grants of nonvested stock made by the Committee to our Named Executive Officers on November 27, 2006. These grants vest in equal installments beginning on January 1, 2008, November 27, 2008 and November 27, 2009. The nonvested stock granted to Mr. Medina and Mr. Segrera is subject to stockholder approval at the next stockholders’ meeting. These grants have been accounted for as share-based liabilities in accordance with FAS 123(R).

(3)	Column (f) represents grants of stock options made by the Committee to our Named Executive Officers on November 27, 2006. These grants expire in ten years and vest in equal installments beginning on January 1, 2008, November 27, 2008 and November 27, 2009.

(4)	Column (i) represents the aggregate FAS 123(R) values of options and nonvested stock granted during fiscal 2007. The per-option FAS 123(R) grant date value was $4.86 each for all options. See Note 16. “Share-Based Compensation” to the Company’s consolidated financial statements set forth in the 10-K for the assumptions made in determining FAS 123(R) values. There can be no assurance that the options will ever be exercised (in which case no value will be realized by the executive) or that the value on exercise will equal the FAS 123(R) value.

The following table shows the number of shares covered by exercisable and unexercisable options and nonvested stock held by our Named Executive Officers on March 31, 2007.

Outstanding Equity Awards
at Fiscal Year-End
March 31, 2007

	Option Awards					Stock Awards
									Equity
								Equity	Incentive Plan
			Equity					Incentive Plan	Awards:
			Incentive Plan					Awards:	Market or
	Number of	Number of	Awards:					Number of	Payout of
	Securities	Securities	Number of			Number of	Market Value	Unearned	Unearned
	Underlying	Underlying	Securities			Shares or	of Shares or	Shares, Units	Shares, Units
	Unexercised	Options	Underlying			Units That	Units of Stock	or Other	or Other
	Options (#)	(#)	Unexercised	Option	Option	Have Not	That Have Not	Rights That	Rights That
	Exercisable	Unexercisable	Unearned	Exercise Price	Expiration	Vested (#)(g)	Vested ($)(h)	Have Not	Have Not
Name(a)	(b)(1)	(c)(2)	Options(#)(b)	($)(e)(3)	Date(f)	(4)	(5)	Vested (#)(i)	Vested ($)(j)

Manuel D. Medina	10,000	—	—	31.88	9/21/2010	—	—	—	—

	10,000	—	—	6.70	10/18/2011	—	—	—	—

	11,500	—	—	6.00	10/18/2014	—	—	—	—

	10,000	—	—	6.30	1/21/2015	—	—	—	—

	—	150,000	—	5.57	11/27/2016	—	—	—	—

	—	—	—	—	—	75,000	604,500	—	—

	—	—	—	—	—	—	—	—	—

Jose A. Segrera	10,000	—	—	33.13	8/31/2010	—	—	—	—

	5,000	—	—	15.00	1/15/2011	—	—	—	—

	20,000	—	—	6.70	10/18/2011	—	—	—	—

	10,000	—	—	5.10	4/1/2012	—	—	—	—

	10,000	—	—	3.30	3/31/2013	—	—	—	—

	10,000	—	—	6.50	7/9/2014	—	—	—	—

	10,000	—	—	6.74	7/14/2015	—	—	—	—

	—	75,000	—	5.57	11/27/2016	—	—	—	—

	—	—	—	—	—	37,500	302,250	—	—

	—	—	—	—	—	—	—	—	—

Jamie Dos Santos	15,000	—	—	15.00	3/7/2011	—	—	—	—

	20,000	—	—	6.70	10/18/2011	—	—	—	—

	27,500	—	—	5.10	4/1/2012	—	—	—	—

	20,000	—	—	3.30	4/1/2013	—	—	—	—

	10,000	—	—	6.50	7/9/2014	—	—	—	—

	10,000	—	—	6.74	7/14/2015	—	—	—	—

John Neville	25,000	—	—	6.20	4/18/2015	—	—	—	—

Marvin Wheeler	5,000	—	—	14.00	3/13/2011	—	—	—	—

	500	—	—	7.80	8/17/2011	—	—	—	—

	10,000	—	—	6.70	10/18/2011	—	—	—	—

	10,000	—	—	5.10	4/1/2012	—	—	—	—

	20,000	—	—	3.30	3/31/2013	—	—	—	—

	10,000	—	—	6.50	7/9/2014	—	—	—	—

	10,000	—	—	6.74	7/14/2015	—	—	—	—

	—	75,000	—	5.57	11/27/2016	—	—	—	—

	—	—	—	—	—	37,500	302,250

	—	—	—	—		—	—	—	—

Adam T. Smith	5,000	—	—	7.80	2/2/2014	—	—	—	—

	3,000	—	—	6.74	7/14/2015	—	—	—	—

	—	50,000	—	5.57	11/27/2016	—	—	—	—

	—	—	—	—	—	10,000	80,600	—	—

	—	—	—	—	—	—	—	—	—

(1)	Options granted generally vest over three years and become exercisable on the first, second and third anniversary of their grant and expire on the date shown in column (f), which is the day of the tenth anniversary of their grant.

(2)	Options granted on November 27, 2006 expire on the date shown in column (f), which is the tenth anniversary of their grant and vest in equal installments beginning on January 1, 2008, November 27, 2008 and November 27, 2009.

(3)	Option exercise prices are based on the closing price of our common stock on the applicable grant date.

(4)	These nonvested stock grants vest in equal installments beginning on January 1, 2008, November 27, 2008 and November 27, 2008. The shares granted to Mr. Medina and Mr. Segrera are pending approval by our stockholders.

(5)	The market value of these nonvested stock grants is calculated using the closing price of our common stock on March 31, 2007, which was $8.06.

On March 23, 2006, the Committee approved the vesting, effective as of March 31, 2006, of all unvested stock options previously granted under our stock options and executive incentive compensation plans. The options affected by this accelerated vesting had exercise prices ranging from $2.79 to $16.50. As a result of the accelerated vesting, options to purchase approximately 460,000 shares became immediately exercisable. All other terms of these options remain unchanged. The Committee accelerated the vesting of options for the following Named Executive Officers:

		Strike
Named Executive Officer	Shares	Prices

Manuel D. Medina	1,000	$6.30
Jose A. Segrera	10,001	$3.30-6.50
Jamie Dos Santos	13,333	$3.30-6.50
John Neville	25,000	$6.20
Marvin Wheeler	13,333	$3.30-6.50
Adam T. Smith	1,667	$6.50

	64,334

During the year ended March 31, 2007, our Named Executive Officers did not acquire any shares of our common stock upon the exercise or vesting of options.

Potential Payments on Termination or Change in Control

The section below describes the payments that may be made to Named Executive Officers upon separation as defined below, pursuant to individual agreements, or in connection with a change in control.

Separation

We provide separation pay and benefits to our Named Executive Officers via individual employment agreements. To be eligible for all of the benefits described below, a general release of claims in the form determined by us is required, as well as nondisparagement, cooperation with litigation and, in some cases, noncompetition and nonsolicitation agreements as determined by us in connection with, and at the time of, the separation. These individual agreements may affect the amount paid or benefits provided following termination of their employment under certain conditions as described below.

Manuel D. Medina:  Mr. Medina is employed as our Chairman, Chief Executive Officer and President under the terms of an amended and restated employment agreement; the terms of which commenced on April 28, 2001. The amended and restated agreement is for a term of twelve months and automatically renews for successive one year terms until either party gives written notice of its intention not to renew. The amended and restated agreement provides for an initial annual base salary of $350,000 and is subject to increases. Pursuant to the terms of his agreement, Mr. Medina is prohibited from competing with us for a one year period following the termination of his employment, unless this termination is by us without cause or by him for “good reason” as specified in the employment agreement. If Mr. Medina’s employment were to be terminated by us without cause, without a change in control or by him for “good reason”, he is entitled to receive his annual base salary through the date his employment would have ended under the terms of his agreement, but in no event for more than six months.

Jose A. Segrera:  Mr. Segrera has entered into a one year employment agreement, commencing September 25, 2001, employing him as our Chief Financial Officer. The agreement automatically renews for successive one year terms until either party gives written notice of its intention not to renew. In June 2001, Mr. Segrera’s title was changed to Executive Vice President and Chief Financial Officer. The agreement provides for an initial annual base salary of $150,000, which has been increased to $200,000, and is subject to further increases. Pursuant to the terms of his agreement, Mr. Segrera is prohibited from competing with us for a one year period following termination of his employment, unless this termination is by us without cause or by him for “good reason” as specified in the employment agreement. If Mr. Segrera’s employment were to be terminated by us without cause, without a change in control or by him for “good reason”, he is entitled to receive his annual base salary through the date his employment would have ended under the terms of his agreement, but in no event for more than six months.

Jamie Dos Santos:  Ms. Dos Santos has entered into a one year employment agreement, commencing November 1, 2002, employing her as our Senior Vice President of Global Initiatives. The agreement automatically renews for successive one year terms until either party gives written notice of its intention to terminate. The agreement provides for an annual base salary of $250,000 and is subject increases. Pursuant to the terms of her agreement, Ms. Dos Santos is prohibited from competing with us for a one year period following termination of her employment, unless this termination is by us without cause or by her for “good reason” as specified in the employment agreement. In April 2003, Ms. Dos Santos became our Chief Marketing Officer. If Ms. Dos Santos’ employment were to be terminated by us without cause, without a change in control or by her for “good reason”, she is entitled to receive her annual base salary for a period of six months from the date of termination.

John Neville:  Mr. Neville has entered into an employment agreement, commencing April 18, 2005, employing him as our Senior Vice President of Commercial Sales. The agreement is for an indefinite term until either party gives written notice of its intention to terminate. The agreement provides for an annual base salary of $200,000, and is subject to further increases. Pursuant to the terms of his agreement, Mr. Neville is prohibited from competing with us for a one year period following termination of his employment, unless this termination is by us without cause or by him for “good reason” as specified in the employment agreement. If Mr. Neville’s employment were to be terminated by us without cause, without a change in control or by him for “good reason”, he is entitled to receive his annual base salary for a period of three months.

Marvin Wheeler:  Mr. Wheeler has entered into an employment agreement, commencing November 1, 2002, employing him as our Senior Vice President of Operations. The agreement is effective until either party gives written notice of its intention to terminate. The agreement provides for an annual initial base salary of $175,000, which has been increased to $200,000, and is subject to further increases. Pursuant to the terms of his agreement, Mr. Wheeler is prohibited from competing with us for a one year period following termination of his employment, unless this termination is by us without cause or by him for “good reason” as specified in the employment agreement. In November 2003, Mr. Wheeler became our Chief Operations Officer. If Mr. Wheeler’s employment were to be terminated by us without cause, without a change in control or by him for “good reason”, he is entitled to receive his annual base salary for a period of six months from the date of termination.

Adam T. Smith:  Mr. Smith has entered into an employment agreement, commencing October 20, 2006, employing him as our Chief Legal Officer. Mr. Smith previously served as our Deputy General Counsel. The agreement is effective until either party gives written notice of its intention to terminate. The agreement provides for an annual base salary of $185,000 and is subject to further increases. Pursuant to the terms of his agreement, Mr. Smith is prohibited from competing with us for a one year period following termination of his employment, unless this termination is by us without cause or by him for “good reason” as specified in the employment agreement. If Mr. Smith’s employment were to be terminated by us without cause, without a change in control or by him for “good reason”, he is entitled to receive his annual base salary for a period of six months from the date of termination.

A termination for “good reason” for the Named Executive Officers generally includes any of the following actions by us without the executive’s written consent:

•	The assignment to the executive of any duties or responsibilities inconsistent in any respect with the executive’s position or a similar position with us or one of our subsidiaries or any other action by us which results in a substantial and compelling diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by us promptly after receipt of notice by the executive.

•	Reducing annual base salary or level of bonus opportunity, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by us promptly after receipt of notice by the executive.

•	Changing the executive’s office or location outside of the area for which the executive was originally hired to work except for travel reasonably required in the performance of the executive’s responsibilities.

•	Any good faith determination of “good reason” made by the Committee shall be conclusive.

A termination by us for cause generally includes:

•	An action or omission of the executive which constitutes a willful and material breach of, or failure or refusal (other than by reason of disability) to perform his or her duties under their respective employment agreement which is not cured within fifteen days after receipt by the executive or written notice.

•	Fraud, embezzlement, misappropriation of funds or breach of trust in connection with his or her services.

•	Conviction of a felony or any other crime which involves dishonesty or a breach of trust.

•	Gross negligence in connection with the performance of the executive’s duties, which is not cured within fifteen days after receipt by the executive or written notice.

•	Insubordination or other refusal to adhere to our policy or the instructions of a superior.

•	Negligence by commission or omission that results in injury or damage to Terremark.

Change in Control

With respect to the Named Executive Officers, the following severance benefits would be provided upon qualifying terminations of employment in connection with or within one year following a change in control:

•	Cash severance pay equal to the sum of two times his or her annual base salary and incentive compensation.

•	The value of any annual fringe benefits.

•	Accrued incentive compensation through the date of termination.

A “change in control” generally consists of any of the following:

•	Approval by our stockholders of a reorganization, merger, consolidation or other form of corporate transaction or series of transactions.

•	A liquidation or dissolution of Terremark.

•	The acquisition of Terremark by any person or group of more than 30% of either the then outstanding shares of our common stock or the combined voting power of our then outstanding voting securities entitled to vote generally in the election of directors.

•	The resignation of Manuel D. Medina as both our Chairman and CEO, his death or his absence from our day to day business affairs for more than 90 consecutive days due to disability or incapacity.

The following describes the treatment of outstanding stock options and nonvested stock upon a change of control per our different stock plans except for certain options issued prior to the 2000 Stock Option Plan:

2005 Executive Compensation Plan and 2000 Directors Plan

•	Upon a change in control, all outstanding stock options and nonvested stock will become fully vested.

2000 Stock Option Plan

•	To the extent not previously exercised each option shall terminate immediately.

•	The Committee in its sole discretion may cancel any option that remains unexercised on the effective date of the transaction. The Committee shall give written notice in order that optionees may have a reasonable period of time prior to the closing date of the change in control within which to exercise any exercisable options.

The table below was prepared as though a change in control occurred and the Named Executive Officers’ employment was terminated on March 30, 2007 (the last business day of 2007) using the share price of our common stock as of that day (both as required by the Securities and Exchange Commission). With those assumptions taken as given, we believe the remaining assumptions listed below, which are necessary to produce these estimates, are reasonable individually and in the aggregate. However, a change in control did not occur on March 30, 2007 and the executives were not terminated on that date. There can be no assurance that a change in control would produce the same or similar results as those described if it occurs on any other date or at any other price, or if any assumption is not correct in fact.

Change in Control Payment and Benefit
Estimates as of March 30, 2007

		Accelerated Vesting of
		Equity Value
	Severance	Stock	Nonvested
Named Executive Officer	Pay($)	Options ($)	Stock($)	Total($)

Manuel D. Medina	700,000	1,080,990	604,500	2,385,490
Jose A. Segrera	400,000	540,495	302,250	1,242,745
Jamie Dos Santos	500,000	—	—	500,000
John Neville	400,000	—	—	400,000
Marvin Wheeler	400,000	540,495	302,250	1,242,745
Adam T. Smith	370,000	360,330	80,600	810,930

General Assumptions

•	Change in control date was March 30, 2007

•	All executives were terminated on change in control date

Equity-based Assumptions

•	Stock options and nonvested stock vested on March 30, 2007

•	Stock options that become vested due to the change in control are valued using the Black-Scholes option valuation model, based on the following inputs:

•	actual exercise price of each option

•	fair value of $8.06 per share

•	expected term and volatility numbers based on Note 16. “Share-Based Compensation” to the Company’s consolidated financial statements set forth in the 10-K

•	current dividend rate and risk-free rate

•	Using Black-Scholes to determine option values causes value for purposes of excise tax purposes even for “underwater” options — that is, options whose exercise price is greater than the closing price on the date of the change in control

Director Compensation

We maintain a policy of compensating our directors using stock option and nonvested stock grants and, in the case of service on some committees of our Board, payments of cash consideration. Upon their election as a member of our Board, each director received options to purchase 10,000 shares of our common stock. Our employee directors receive the same compensation as our non-employee directors. As described more fully below, this chart summarizes the annual cash compensation for our Board during fiscal 2007.

Director Compensation for Fiscal Year-End
March 31, 2007

	Fees
	Earned			Non-Equity
	or Paid	Stock	Option	Incentive Plan	All Other
	in Cash	Awards($)	Awards($)	Compensation	Compensation
Name(a)	($)(b)	(c)(1)	(d)	($)(e)	($)(f)		Total($)

Guillermo Amore	—	285,015	—	—	390,000	(2)	675,015
Timothy Elwes	—	9,515	—	—	—		9,515
Antonio S. Fernandez	23,000	9,515	—	—	—		32,515
Arthur L. Money	—	9,515	—	—	60,000	(3)	69,515
Marvin S. Rosen	2,000	9,515	—	—	—		11,515
Miguel J. Rosenfeld	24,000	9,515	—	—	—		33,515
Rodolfo A. Ruiz	27,000	9,515	—	—	—		36,515
Joseph R. Wright Jr.	—	9,515	—	—	100,000	(4)	109,515

(1)	Represents the compensation costs of nonvested stock for financial reporting purposes for fiscal 2007 under FAS 123(R), rather than an amount paid to or realized by the Director. See Note 16. “Share-Based Compensation” to the Company’s consolidated financial statements set forth in the Company’s Form 10-K for the year ended March 31, 2007 (the “10-K”) for the assumptions made in determining FAS 123(R)values. The FAS 123(R) value as of the grant date for nonvested stock is recognized ratably over the applicable vesting period. There can be no assurance that the FAS 123(R) amounts will ever be realized.

On November 27, 2006, the Committee approved the grant of 5,000 shares of nonvested stock to each director. These grants vest in equal installments beginning on January 1, 2008, November 27, 2008 and November 27, 2009.

The amounts for Mr. Amore and Mr. Money include grants of 50,000 and 15,000 shares, respectively, of nonvested stock made in conjunction with their respective consulting agreements with us. See Column (f).

As of March 31, 2007, the aggregate number of stock option awards outstanding was: Mr. Amore — 41,500 shares; Mr. Elwes — 41,500 shares; Mr. Fernandez — 31,500 shares; Mr. Money — 31,500; Mr. Rosen — 46,000 shares; Mr. Rosenfeld — 41,500 shares; Mr. Ruiz — 31,500 shares; and Mr. Wright — 61,500 shares.

(2)	In November 2006, we entered into a consulting agreement with Mr. Amore. The agreement, effective October 2006, provides for annual compensation of $240,000, payable monthly. In conjunction with this agreement, our Board of Directors approved the issuance of 50,000 shares of nonvested stock with a vesting period of one year. In addition, we paid Mr. Amore a $150,000 consulting fee in June 2006 related to services provided in connection with NAP development activities.

(3)	On June 13, 2006, we entered into an employment letter agreement with Mr. Money where he agreed to serve as our Director of Government, Military and Homeland Security Affairs. The employment letter expired by its terms on January 31, 2007 but continues in effect unless terminated by us or him on 48 hours written notice for terminations with cause or on 90 days written notice for terminations without cause. The agreement provides for annual compensation of $60,000, payable monthly, and a grant of 15,000 shares of nonvested stock. The compensation cost of this award was recognized in the year ended March 31, 2006. Mr. Money is not considered an officer of Terremark, and the employment letter expressly provides that he is not granted the ability to bind us to any agreement with a third party or to incur any obligation or liability on our behalf.

(4)	On September 21, 2001, we entered into a consulting agreement with Mr. Wright. The agreement is for a term of one year after which it renews automatically for successive one year periods. Either party may terminate the agreement by providing 90 days notice. The agreement provides for annual compensation of $100,000, payable monthly.

Directors are compensated for their service as a director as shown below:

Schedule of Director Fees
March 31, 2007

Compensation Item	Amount ($)

Annual Retainers
Audit Committee Chair	12,000
Compensation Committee Chair	8,000
Audit Committee Members	9,000
Compensation Committee Members	6,000
Per meeting fees	1,000

All annual retainers are paid in quarterly installments.

Stock Options.  On March 23, 2006, the Committee approved the accelerated vesting, effective as of March 31, 2006, of all unvested stock options previously granted under our stock option and executive incentive compensation plans. The options affected by this accelerated vesting had exercise prices ranging from $2.79 to $16.50. As a result of the accelerated vesting, options to purchase approximately 460,000 shares became immediately exercisable. Except for the accelerated vesting, all other terms of these options remain unchanged. The Committee accelerated the vesting of options for the following directors:

		Strike
Name	Shares	Prices

Guillermo Amore	1,000	$6.30
Timothy Elwes	1,000	$6.30
Antonio S. Fernandez	4,000	$6.30
Arthur L. Money	2,000	$6.30
Marvin S. Rosen	4,000	$6.30
Miguel J. Rosenfeld	1,000	$6.30
Rodolfo A. Ruiz	5,000	$6.30
Joseph R. Wright, Jr.	3,000	$6.30

	21,000

The options granted to our directors vest as follows: one-third of the shares vest as of the date of grant, one-third on the first anniversary of the date of grant, and one-third on the second anniversary of the date of grant. On January 21, 2005, our board of directors approved a one-time grant of additional options to purchase 10,000 shares of our common stock to each of our directors at an exercise price equal to $6.30 per share. These options vested 10% for each meeting attended by the respective director during the 18-month period commencing on the date of grant. Any options not vested by the end of this 18-month period were deemed to be forfeited by that director and cancelled. Notwithstanding the 18-month term of these options, based upon our compensation committee’s approval of the accelerated vesting of all unvested options previously granted under our stock option and executive incentive compensation plans, these options vested prior to their forfeiture effective as of March 31, 2006.

The exercise price of the options is the closing price of our common stock on the date of grant unless otherwise determined by the Committee. The exercise price is payable in cash at the time the stock options are exercised.

Other.  We reimburse all directors for travel and other necessary business expenses incurred in the performance of their services we extend coverage to them under our travel accident and directors’ and officers’ indemnity insurance policies.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 31, 2007, the beneficial ownership of each director, our executive officers, each person known to us to beneficially own more than 5% of the outstanding shares of our common stock or Series I convertible preferred stock, and the executive officers and directors as a group. As of March 31, 2007, 55,813,130 shares of our common stock and 323 shares of our Series I convertible preferred stock were outstanding, which are convertible into 1,084,477 shares of our common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own 5% or more of our shares of common stock is based upon Schedule 13G and Form 4 filings by such persons with the Securities and Exchange Commission and other information obtained from such persons. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as Terremark. Our address is 2601 S. Bayshore Drive, Miami, Florida 33133.

	Amount and Nature of
Name of Beneficial Owner	Beneficial Ownership		Percent of Class (%)

Common Stock:
Cyrte Investments GP I BV	9,112,978	(1)	16.2%
Sun Equity Assets	5,402,234	(2)	9.6%
Manuel D. Medina	3,953,371	(3)	7.0%
QVT Financial LP	3,815,400	(4)	5.4%
Joseph R. Wright, Jr.	342,826	(5)	*
Guillermo Amore	329,148	(6)	*
Miguel J. Rosenfeld	309,876	(7)	*
Timothy Elwes	284,000	(8)	*
Jose A. Segrera	188,500	(9)	*
Marvin Wheeler	183,000	(10)	*
Jamie Dos Santos	102,500	(11)	*
Antonio S. Fernandez	95,158	(12)	*
Adam T. Smith	68,000	(13)	*
Arthur L. Money	51,500	(14)	*
Marvin S. Rosen	51,000	(15)	*
John Neville	49,400	(16)	*
Rodolfo A. Ruiz	36,500	(15)	*
Series I Preferred Stock:
CRG, LLC	100	(17)	*
Guazapa Properties, Inc.	48	(18)	*
GRAT	45	(19)	*
Louisa Stude Sarofim	35	(20)	*
Promosiones Bursatiles, S.A.	28	(21)	*
Palmetto, S.A.	20	(22)	*

*	Represents less than 1%

(1)	Based on Amendment No. 7 to Schedule 13D filed by the holder with the Securities and Exchange Commission on May 2, 2007. Each of Stichting Administratiekantoor Talpa Beheer, Talpa Beheer BV, Talpa Capital Holding BV, Cyrte Investments BV, Cyrte Fund I CV and Johannes Hendrikus Hubert de Mol may be deemed to be beneficial owners, as well as share the power to vote and dispose, of the shares directly owned by Cyrte Investments GP by virtue of the fact that: Stichting owns all of the outstanding capital stock of

Talpa; Mr. de Mol is the sole director (bestuurder) of Talpa, an entity which has a 55% ownership interest in Talpa Capital Holding and is a limited partner of Cyrte Fund; Talpa Capital Holding has a 75% ownership interest in Cyrte Investments; Cyrte Investments is the manager of the investment portfolio held by Cyrte Fund and owns all of the outstanding capital stock of Cyrte Investments GP; and Cyrte Investments GP is the general partner of Cyrte Fund. Each of Stichting, Talpa, Talpa Capital Holding, Cyrte Investments, Cyrte Fund and Mr. de Mol disclaims beneficial ownership of such shares for all other purposes. The address of the beneficial owner is Flevolaan 41A, 411 KC Naarden P.O.Box 5081 The Netherlands

(2)	The address of the beneficial owner is Georgetown, Tortola B.V.I. Francis Lee is the natural person deemed to be the beneficial owner of the shares held by Sun Equity Assets Limited. See “Shareholders Agreement” below.

(3)	Includes 191,500 shares of our common stock underlying options and 75,000 shares on nonvested stock. Includes 225,523 shares of our common stock which are held of record by Communications Investors Group, an entity in which Mr. Medina is a partner and holds a 50% interest. Also includes 500,000 shares of our common stock which are held of record by MD Medina Investments, LLC, an entity in which Mr. Medina is a partner and holds a controlling interest.

(4)	QVT Financial LP is the investment manager for QVT Fund LP (the “Fund”), which beneficially owns 3,215,155 shares of common stock, consisting of 650,435 shares of our common stock and an additional 2,564,720 shares of our common stock issuable upon conversion of our convertible notes. QVT Financial is also the investment manager for a separate discretionary account managed for Deutsche Bank AG (the “Separate Account”), which holds 600,245 shares of our common stock, consisting of 113,765 shares of Common Stock and an additional 486,480 shares of our common stock issuable upon conversion of our convertible notes. QVT Financial has the power to direct the vote and disposition of the common stock held by the Fund and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 3,815,400 shares of our common stock, consisting of the shares owned by the Fund and the shares held in the Separate Account.

QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of our common stock reported by QVT Financial. QVT Associates GP LLC, as General Partner of the Fund, may be deemed to beneficially own the same number of shares of our common stock reported by the Fund.

Each of QVT Financial and QVT Financial GP LLC disclaim beneficial ownership of our shares owned by the Fund and the shares held in the Separate Account. QVT Associates GP LLC disclaims beneficial ownership of all shares of our common stock owned by the Fund, except to the extent of its pecuniary interest therein.

(5)	Includes 61,500 shares of our common stock underlying options and 5,000 shares of nonvested stock. Does not include 10,000 shares held in trust for the benefit of Mr. Wright’s grandchildren and 1,000 shares held by his sister with respect to which Mr. Wright disclaims ownership.

(6)	Includes 41,500 shares underlying options, 5,000 shares of nonvested stock, 17,500 shares owned by Mr. Amore’s sibling, over which Mr. Amore has investment control. Also includes (i) 109,393 shares, (ii) 26,667 shares which may be acquired upon the conversion of shares of series I preferred convertible stock and (iii) 5,600 shares underlying warrants, all of which are owned by Margui Family Partners, Ltd. with respect to Mr. Amore disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(7)	Includes 41,500 shares of common stock underlying options, 5,000 shares of nonvested stock and 123,412 shares held indirectly by Mr. Rosenfeld. Does not include 68,244 shares held by Mr. Rosenfeld’s children, with respect to which Mr. Rosenfeld disclaims beneficial ownership.

(8)	Includes 41,500 shares of our common stock underlying options and 5,000 shares of nonvested stock.

(9)	Includes 150,000 shares of our common stock underlying options and 37,500 shares of nonvested stock.

(10)	Includes 140,5000 shares of our common stock underlying options, 37,500 shares of nonvested stock and 5,000 shares owned by Mr. Wheeler’s sister.

(11)	Includes shares of our common stock underlying options.

(12)	Includes 31,500 shares of our common stock underlying options, 5,000 shares of nonvested stock, 6,667 shares which may be acquired upon conversion of our series I preferred convertible stock and 1,400 shares underlying warrants.

(13)	Includes 58,000 shares of our common stock underlying options and 10,000 shares of nonvested stock.

(14)	Includes 31,500 shares of our common stock underlying options and 5,000 shares of nonvested stock.

(15)	Includes shares of our common stock underlying options and nonvested stock.

(16)	Includes 25,000 shares of our common stock underlying options and 3,600 shares owned by Mr. Neville’s and his wife’s IRA.

(17)	Represents 100 shares of series I convertible preferred stock which are convertible into, and have voting rights equivalent to 333,333 shares of our common stock. Christian Altaba is the natural person with voting and investment control over the shares.

(18)	Represents 48 shares of series I convertible preferred stock which are convertible into, and have voting rights equivalent to 160,000 shares of our common stock. Heinrich Adolf Hans Herweg is the natural person with voting and investment control over the shares.

(19)	Represents 45 shares of series I convertible preferred stock which are convertible into, and have voting rights equivalent to 150,000 shares of our common stock.

(20)	Represents 35 shares of series I convertible preferred stock which are convertible into, and have voting rights equivalent to 116,667 shares of our common stock.

(21)	Represents 28 shares of series I convertible preferred stock which are convertible into, and have voting rights equivalent to 93,333 shares of our common stock. Roberto Solis Monsato is the natural person with voting and investment control over the shares.

(22)	Represents 20 shares of series I convertible preferred stock which are convertible into, and have voting rights equivalent to 66,667 shares of our common stock. Antonio De Roquerey is the natural person with voting and investment control over the shares.

Shareholders Agreement

Under the terms of a Shareholders Agreement, dated as of May 15, 2000, Vistagreen Holdings (Bahamas), Ltd., predecessor-in-interest to Sun Equity Assets Limited, Moraine Investments, Inc., predecessor-in-interest to Sun Equity Assets Limited, and Paradise Stream (Bahamas) Limited, on the one had, and TCO Company Limited, Manuel D. Medina, Willy Bermello and ATTU Services, Inc., the shareholders party to the Agreement have agreed to vote in favor of the election of two nominees, as designated by Vistagreen, will be elected to the executive committee of our board of directors. Vistagreen has nominated Timothy Elwes to serve on our board of directors. We do not currently have an executive committee.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about our equity compensation plans as of March 31, 2007.

	Number of Securities to	Weighted Average
	be Issued Upon Exercise	Exercise Price of	Number of Securities
	of Outstanding Options,	Outstanding	Available for Future
	Nonvested Stock,	Options, Nonvested	Issuance Under Equity
Plan Category	Warrants and Rights	Stock, Warrants and Rights	Compensation Plans

Equity compensation plans approved by security holders(1)	5,438,315	$8.76	29,000
Equity compensation plans not approved by security holders(2)	142,500	$—	—

(1)	Includes options to purchase shares of our common stock and other rights under the following stockholder-approved plans: the 1996 Plan, the 2000 Directors Plan, the 2000 Stock Option Plan and the 2005 Executive Compensation Plan.

(2)	These securities represent nonvested stock granted to employees that are subject to stockholder approval at the next stockholders’ meeting. The amount includes 75,000 and 37,500 shares granted to Mr. Medina and Mr. Segrera, respectively. The remaining balance pertains to newly hired employees who are not Named Executive Officers.

ITEM 13.	Certain Relationships and Related Transactions

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

The reports of PwC on our financial statements as of and for the year ended March 31, 2005 did not contain an adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principle. During the fiscal year ended March 31, 2005 and through October 5, 2005, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused it to make reference thereto in its reports on the financial statements for such years.

During the years ended March 31, 2005, and through October 5, 2005, there have been no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K), except as described below:

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

During the fiscal year ended March 31, 2005 and through October 5, 2005, neither us nor anyone acting on our behalf consulted with KPMG regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was either the subject of a disagreement (as such term is defined in Item 304(a)(1)(iv) of Regulation S-K), or a reportable event (as such term is described in Item 304(a)(1)(v) of Regulation S-K).

Since November 9, 2005, KPMG LLP has served as our independent registered certified public accounting firm.

Fees and Services of Independent Auditors

Fees billed for services by KPMG for the 2007 fiscal year and PwC for the 2006 fiscal year were as follows ($ in millions):

	2007	2006

Audit Fees	$1.2	$1.4
Audit-Related Fees	0.3	—

	$1.5	$1.4

Audit fees primarily represent amounts for services related to the audit of our consolidated financial statements and internal control over financial reporting and reviews of financial statements included in our Forms 10-Q. Audit related fees represent amounts for services other than audit and review services described above and in the year ended March 31, 2007 consisted of consents provided in connection with our registration statements and for the preparation of comfort and related letters.

Audit Committee Approval

Our audit committee pre-approves all services provided to us by KPMG.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

TERREMARK WORLDWIDE, INC.

By:	/s/ MANUEL D. MEDINA
Manuel D. Medina
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2007

By:	/s/ JOSE A. SEGRERA
Jose A. Segrera
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: July 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MANUEL D. MEDINA Manuel D. Medina	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	July 30, 2007

/s/ GUILLERMO AMORE Guillermo Amore	Director	July 30, 2007

/s/ TIMOTHY ELWES Timothy Elwes	Director	July 30, 2007

/s/ ANTONIO S. FERNANDEZ Antonio S. Fernandez	Director	July 30, 2007

/s/ HON. ARTHUR L. MONEY Hon. Arthur L. Money	Director	July 30, 2007

/s/ MARVIN S. ROSEN Marvin S. Rosen	Director	July 30, 2007

/s/ MIGUEL J. ROSENFELD Miguel J. Rosenfeld	Director	July 30, 2007

/s/ RODOLFO A. RUIZ Rodolfo A. Ruiz	Director	July 30, 2007

Signature	Title	Date

/s/ JOSEPH R. WRIGHT, JR. Joseph R. Wright, Jr.	Director	July 30, 2007

/s/ JOSE A. SEGRERA Jose A. Segrera	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 30, 2007