Form 10-Q
period 2007-06-30
TERREMARK WORLDWIDE INC
filed 2007-08-13
CIK 912890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly year ended June 30, 2007
☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 01-12475

Terremark Worldwide, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-0873124
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerated Filer ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class	Outstanding at July 31, 2007

Common stock, $0.001 par value per share	58,356,369 shares

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2007	2007

ASSETS
Current assets:
Cash and cash equivalents	$20,370,017	$105,090,779
Restricted cash	1,270,028	832,178
Accounts receivable, net	33,751,465	23,586,471
Current portion of capital lease receivable	2,585,476	2,616,175
Prepaid expenses and other current assets	7,118,297	5,085,263

Total current assets	65,095,283	137,210,866
Restricted cash	1,627,059	1,602,963
Property and equipment, net	148,207,823	137,936,954
Debt issuance costs, net	3,485,617	5,898,355
Other assets	5,217,398	5,439,708
Capital lease receivable, net of current portion	1,241,773	1,885,646
Intangibles, net	17,273,070	2,900,000
Goodwill	84,013,633	16,771,189

Total assets	$326,161,656	$309,645,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$2,532,524	$2,221,677
Accounts payable and other current liabilities	29,960,573	29,752,638
Interest payable	1,726,944	3,663,248

Total current liabilities	34,220,041	35,637,563
Mortgage payable, less current portion	45,466,132	45,531,211
Convertible debt	84,266,509	69,914,065
Derivatives embedded with convertible debt, at estimated fair value	—	16,796,865
Notes payable	43,645,863	42,279,711
Deferred rent and other liabilities	5,559,117	3,507,173
Capital lease obligations, less current portion	1,894,067	1,738,314
Deferred revenue	4,928,051	4,742,258

Total liabilities	219,979,780	220,147,160

Commitments and contingencies	—	—

Stockholders’ equity:
Series I convertible preferred stock: $.001 par value, 323 issued and outstanding (liquidation value of approximately $8.3 million)	1	1
Common stock: $.001 par value, 100,000,000 shares authorized; 58,356,368 and 55,813,129 shares issued	58,357	55,813
Common stock warrants	11,216,638	12,596,638
Additional paid-in capital	415,873,500	377,138,006
Accumulated deficit	(320,949,268)	(300,197,561)
Accumulated other comprehensive income	168,951	89,991
Note receivable	(186,303)	(184,367)

Total stockholders’ equity	106,181,876	89,498,521

Total liabilities and stockholders’ equity	$326,161,656	$309,645,681

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	June 30,
	2007	2006

Revenues	$35,240,570	$21,403,381

Expenses
Cost of revenues, excluding depreciation	18,947,646	11,612,206
General and administrative	6,338,020	4,020,851
Sales and marketing	3,841,977	2,744,062
Depreciation and amortization	3,707,805	2,699,915

Operating expenses	32,835,448	21,077,034

Income from operations	2,405,122	326,347

Other (expenses) income
Change in fair value of derivatives embedded within convertible debt	1,513,341	15,516,375
Interest expense	(6,806,293)	(6,617,585)
Interest income	918,569	303,742
Loss on early extinguishment of debt	(18,498,446)	—

Total other (expenses) income	(22,872,829)	9,202,532

(Loss) income before income taxes	(20,467,707)	9,528,879
Income taxes	284,000	—

Net (loss) income	(20,751,707)	9,528,879
Preferred dividend	(202,125)	(164,100)
Earnings attributable to participating security holders	—	(1,458,477)

Net (loss) income attributable to common stockholders	$(20,953,832)	$7,906,302

Net (loss) income per common share:
Basic	$(0.37)	$0.18

Diluted	$(0.37)	$(0.05)

Weighted average common shares outstanding — basic	57,166,791	43,677,412

Weighted average common shares outstanding — diluted	57,166,791	52,124,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

		Common
		Stock Par					Accumulated
	Preferred	Value $.001		Common	Additional		Other
	Stock	Issued		Stock	Paid-In	Accumulated	Comprehensive	Notes
	Series I	Shares	Amount	Warrants	Capital	Deficit	Income	Receivable	Total

Balance at March 31, 2007	$1	55,813,129	$55,813	$12,596,638	$377,138,006	$(300,197,561)	$89,991	$(184,367)	$89,498,521

Common stock issued in acquisition	—	1,925,544	1,926	—	14,666,868	—	—	—	14,668,794

Issuance of common stock	—	608,500	609	—	4,404,118	—	—	—	4,404,727

Expiration of warrants	—	—	—	(1,380,000)	1,380,000	—	—	—	—

Exercise of stock options	—	9,195	9	—	44,997	—	—	—	45,006

Accrued dividends on preferred stock	—	—	—	—	(202,125)	—	—	—	(202,125)

Amortization of nonvested stock	—	—	—	—	209,919	—	—	—	209,919

Compensation expense	—	—	—	—	195,893	—	—	—	195,893

Premium on issuance of convertible debt	—	—	—	—	13,727,707	—	—	—	13,727,707

Expiration of early conversion incentive feature within convertible debt	—	—	—	—	4,308,117	—	—	—	4,308,117

Other comprehensive loss:

Foreign currency translation adjustment	—	—	—	—	—	—	78,960	(1,936)	77,024

Net loss	—	—	—	—	—	(20,751,707)	—	—	(20,751,707)

Total comprehensive loss									(20,674,683)

Balance at June 30, 2007	$1	58,356,368	$58,357	$11,216,638	$415,873,500	$(320,949,268)	$168,951	$(186,303)	$106,181,876

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	June 30,
	2007	2006

Cash flows from operating activities:
Net (loss) income	$(20,751,707)	$9,528,879
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization of long-lived assets	3,707,805	2,699,915
Change in estimated fair value of embedded derivatives	(1,513,341)	(15,516,375)
Loss on early extinguishment of debt	18,498,446	—
Accretion on convertible debt and mortgage payable	1,180,061	1,558,358
Amortization of discount on notes payable	442,798	320,577
Amortization of debt issue costs	215,849	477,492
Provision for doubtful accounts	58,280	200,000
Interest payment in kind on notes payable	878,713	279,334
Share-based compensation	460,674	—
(Increase) decrease in:
Accounts receivable	(7,214,033)	(7,410,069)
Capital lease receivable, net of unearned interest	566,427	456,935
Restricted cash	(461,946)	(119,028)
Prepaid and other assets	(454,523)	33,447
Increase (decrease) in:
Accounts payable and accrued expenses	(7,158,708)	2,198,087
Interest payable	(1,814,665)	(1,914,529)
Deferred revenue	(1,397,943)	813,009
Deferred rent and other liabilities	116,253	96,484

Net cash used in operating activities	(14,641,560)	(6,297,484)
Cash flows from investing activities:
Purchase of property and equipment	(3,461,252)	(5,455,883)
Acquisition of Data Return, LLC net of cash acquired	(70,323,546)	—

Net cash used in investing activities	(73,784,798)	(5,455,883)
Cash flows from financing activities:
Payment on loans and mortgage payable	(187,848)	(174,120)
Payments of preferred stock dividends	(202,125)	(169,700)
Proceeds from issuance of common stock	4,404,727	—
Payments under capital lease obligations	(354,164)	(151,682)
Proceeds from exercise of stock options and warrants	45,006	193,634

Net cash provided by (used in) financing activities	3,705,596	(301,868)

Net decrease in cash	(84,720,762)	(12,055,235)
Cash and cash equivalents at beginning of period	105,090,779	20,401,934

Cash and cash equivalents at end of period	$20,370,017	$8,346,699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization

Terremark Worldwide, Inc. and subsidiaries (the “Company” or “Terremark”) is a leading operator of integrated Tier-1 Internet exchanges and a global provider of managed IT infrastructure solutions for the government and commercial sectors. Terremark delivers its portfolio of services from eight locations in the U.S., Europe and Latin America. Terremark’s flagship facility, the NAP of the Americas, located in Miami, Florida is its model for carrier-neutral Internet exchanges and is designed and built to disaster-resistant standards with maximum security to house mission-critical systems infrastructure.

2.	Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Terremark Worldwide, Inc. and all entities in which Terremark Worldwide, Inc. has a controlling voting interest (“subsidiaries”), and variable interest entities (VIEs) required to be consolidated in accordance with U.S. generally accepted accounting principles (GAAP). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the 2007 Annual Report on Form 10-K, except for the accounting change described below relating to uncertain tax positions, and should be read in conjunction with the consolidated financial statements and notes thereto. These statements do not include all of the information and footnotes required by GAAP in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year.

Reclassifications

Certain reclassifications have been made to the prior period’s condensed consolidated financial statements to conform to the current presentation.

Use of estimates

The Company prepares its financial statements in conformity with GAAP in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from the amounts estimated include: revenue recognition and allowance for bad debts, derivatives, income taxes, share-based compensation, impairment of long-lived assets, intangibles and goodwill.

Revenue recognition and allowance for bad debts

Revenues principally consist of monthly recurring fees for colocation, exchange point, managed and professional services fees. Colocation revenues also include monthly rental income for unconditioned space in the NAP of the Americas. Revenues from colocation, exchange point services, and hosting, as well as rental income for unconditioned space, are recognized ratably over the term of the contract. Installation fees and related direct costs are deferred and recognized ratably over the expected life of the customer installation which is estimated to be 36 to 48 months. Managed and professional services are recognized in the period in which the services are provided. Revenues also include equipment resales which are recognized in the period in which the equipment is delivered, title transfers and is accepted by the customer. Revenue from contract

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

settlements is generally recognized when collectibility is reasonably assured and no remaining performance obligation exists. Taxes collected from customers and remitted to the government are excluded from revenues.

In accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, when more than one element such as equipment, installation and colocation services are contained in a single arrangement, the Company allocates revenue between the elements based on acceptable fair value allocation methodologies, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered items. The fair value of the undelivered elements is determined by the price charged when the element is sold separately, or in cases when the item is not sold separately, by using other acceptable objective evidence. Management applies judgment to ensure appropriate application of EITF 00-21, including the determination of fair value for multiple deliverables, determination of whether undelivered elements are essential to the functionality of delivered elements, and timing of revenue recognition, among others. For those arrangements where the deliverables do not qualify as a separate unit of accounting, revenue from all deliverables are treated as one accounting unit and recognized ratably over the term of the arrangement.

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

Significant concentrations

Agencies of the federal government accounted for approximately 19% of revenues for the three months ended June 30, 2007. No other customer accounted for more than 10% of revenues for the three months ended June 30, 2007. Agencies of the federal government accounted for approximately 23% of revenues for the three months ended June 30, 2006.

Derivatives

The Company has, in the past, used financial instruments, including interest cap agreements, to manage exposures to movements in interest rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk or cost to the Company.

The Company does not hold or issue derivative instruments for trading purposes. However, the Company’s 9% Senior Convertible Notes, due June 15, 2009, (the “9% Senior Convertible Notes”) and 0.5% Senior Subordinated Convertible Notes, due June 30, 2009, (the “Series B Notes”) (collectively, the “Notes”) contain embedded derivatives that require separate valuation from the Notes. The Company recognizes these derivatives as assets or liabilities in its balance sheet, measures them at their estimated fair value, and recognizes changes in their estimated fair value in earnings in the period of change.

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

Earnings (loss) per share

The Company’s 9% Senior Convertible Notes and 6.625% Senior Convertible Notes (collectively, the “Senior Convertible Notes”) contain contingent interest provisions which allow the holders of the Senior Convertible Notes to participate in any dividends declared on the Company’s common stock. Further, the Company’s Series I convertible preferred stock contain participation rights which entitle the holders to receive dividends in the event the Company declares dividends on its common stock. Accordingly, the Senior Convertible Notes and the Series I preferred stock are considered participating securities.

Basic EPS is calculated as income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period. If the effect is dilutive, participating securities are included in the computation of basic EPS. The Company’s participating securities do not have a contractual obligation to share in the losses in any given period. As a result, these participating securities will not be allocated any losses in the periods of net losses, but will be allocated income in the periods of net income using the two-class method. The two-class method is an earnings allocation formula that determines earnings for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. Under the two-class method, net income is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amounts of dividends that must be paid for the current period. The remaining earnings are then allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. Diluted EPS is calculated using the treasury stock and “if converted” methods for potential diluted common stock. For diluted earnings (loss) per share purposes, however, the Company’s preferred stock will continue to be treated as a participating security in periods in which the use of the “if converted” method results in anti-dilution.

Other comprehensive loss

Other comprehensive loss presents a measure of all changes in stockholder’s equity except for changes resulting from transactions with stockholders in their capacity as stockholders. Other comprehensive loss consists of net loss and foreign currency translation adjustments, which is presented in the accompanying condensed consolidated statement of stockholders’ equity.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Goodwill and Impairment of long-lived assets and long-lived assets to be disposed of

Goodwill and intangible assets that have indefinite lives are not amortized, but rather, are tested for impairment at annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The goodwill impairment test involves a two-step approach. The first step involves a comparison of the fair value of each of our reporting units with its carrying amount. If a reporting unit’s carrying amount exceeds its fair value, the second step is performed. The second step involves a comparison of the implied fair value and carrying value of that reporting unit’s goodwill. To the extent that a reporting unit’s carrying amount exceeds the implied fair value of its goodwill, an impairment loss is recognized. Identifiable intangible assets not subject to amortization are assessed for impairment by comparing the fair value of the intangible asset to its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds fair value. Intangible assets that have finite useful lives are amortized over their useful lives.

Goodwill represents the carrying amount of the excess purchase price over the fair value of identifiable net assets acquired in conjunction with (i) the 2000 acquisition of a corporation holding rights to develop and manage facilities catering to the telecommunications industry (ii) the 2005 acquisition of a managed host services provider in Europe and (iii) the 2007 acquisition of Data Return, LLC. The Company performs the annual test for impairment for the goodwill acquired in 2000 in the fourth quarter of the fiscal year. The Company performs the annual test for impairment for the goodwill acquired in 2005, in the second quarter of the fiscal year.

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

Effective April 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires the Company to recognize the impact of a tax position if that position is more likely than not to be sustained based on the technical merits of the position. The adoption of FIN 48 did not have any impact on the financial position, results of operations or cash flows of

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

the Company. In accordance with FIN 48, the Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense.

For income tax purposes, the Company changed to a fiscal year end from a calendar year end effective April 1, 2005. The Company has not been audited by the Internal Revenue Service for the following open tax periods: the years ended December 31, 2003 and 2004, the quarter ended March 31, 2005, and the years ended March 31, 2006 and 2007.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125” (“SFAS No. 155”). SFAS No. 155 improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for such instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (iv) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted SFAS No. 155 in the quarter ended June 30, 2007 and it did not have any impact on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently in the process of evaluating the impact that the adoption of SFAS No. 157 will have on its financial position, results of operations and cash flows, should the Company elect to adopt SFAS No. 157.

In November 2006, the FASB ratified EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FASB 133, based on the application of EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, (“EITF 00-19”). Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of EITF 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FASB 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FASB 133

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

and the amount of the liability for the conversion option is reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FASB 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The Company’s 9% Senior Convertible Notes contained an embedded early conversion incentive that resulted in the conversion feature meeting the conditions to be bifurcated and was accounted for as a derivative. The early conversion incentive expired on June 14, 2007 and the Company adopted the provisions of EITF 06-7. See Note 12.

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

In December 2006, the FASB issued a Staff Position on EITF 00-19-2, “Accounting for Registration Payment Arrangements (“FSP 00-19-2”). This FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangement is included in the allocation of proceeds from the related financing transaction (or recorded subsequent to the inception of a prior financing transaction) using the measurement guidance in SFAS No. 5. FSP 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of the FSP 00-19-2. For prior arrangements, the FSP 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those years. The adoption of this FSP 00-19-2 did not have a material impact on the Company’s financial position, results of operations or cash flows.

3.	Acquisitions

On May 24, 2007, the Company acquired all of the outstanding common stock of Data Return, LLC (“Data Return”). Data Return is a leading provider of enterprise-class technology hosting solutions. The acquisition of Data Return’s technology, customers and team of employees complements the Company’s existing team and service delivery platforms better positioning the Company to capture the market demand for virtualized IT solutions. The preliminary purchase price of $85.0 million was comprised of: (i) cash consideration of $70.0 million, (ii) 1,925,546 shares of the Company’s common stock with a fair value of $14.7 million and (iii) direct transaction costs of $0.3 million. The fair value of the Company’s stock was determined using the five-day trading average price of the Company’s common stock for two days before and after the date the transaction was announced. The costs to acquire Data Return were allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their respective fair values and any excess was allocated to goodwill. The preliminary allocation of the purchase price was based on. The Company is still evaluating the purchase price allocation and it is subject to change. The purchase agreement also included contingent consideration which was based on the determination of the seller’s net working capital target amount at the acquisition closing date. Any differences in the targeted working capital amount

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

will be an adjustment to the purchase price. The valuation of the seller’s net working capital amount is pending completion. The following summarizes the preliminary allocation of the purchase price:

Cash and cash equivalents	$41,095
Accounts receivable	3,009,241
Property and equipment	9,786,000
Other assets	950,813
Intangible assets, including goodwill	81,989,783
Accounts payable and accrued expenses	(6,894,281)
Other liabilities	(3,849,216)

Net assets acquired	$85,033,435

The allocation of intangible assets acquired as of June 30, 2007 is summarized in the following table:

	Gross Carrying	Amortization	Accumulated
	Amount	Period	Amortization

Intangibles no longer amortized:
Goodwill	$67,289,783	—	$—
Trademarks	4,100,000	—	—
Amortizable intangibles:
Customer base	6,500,000	8 years	81,250
Technology	4,000,000	5 years	80,000
Other	100,000	3 years	3,333

The results of Data Return’s operations have been included in the Company’s condensed consolidated financial statements since the acquisition date. The following unaudited pro forma financial information of the Company for the three months ended June 30, 2007 and 2006 have been presented as if the acquisition had occurred as of the beginning of each period. This pro forma information does not necessarily reflect the results of operations if the business had been managed by the Company during these periods and is not indicative of results that may be obtained in the future.

	For the Three Months Ended
	June 30,
	2007	2006

Proforma revenues	$45,578,660	$35,265,381

Proforma net (loss) income	$(20,689,521)	$8,246,879

Proforma net (loss) income per common share:
Basic	$(0.36)	$0.15

Diluted	$(0.36)	$(0.07)

In connection with the completion of the acquisition of Data Return, the Company granted to the former owners of Data Return certain registration rights pursuant to the Registration Rights Agreement, dated May 11, 2007, in connection with the common stock received by such owners as consideration for their ownership interests in Data Return, including the right to have such shares registered with the Securities and Exchange Commission. The Company was required to file with the Securities and Exchange Commission, a registration statement covering the shares of the Company’s common stock issued to these former Data Return owners. In the event the Company failed to file the registration statement by July 25, 2007 or failed to cause this

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

registration statement to be declared effective by the Securities and Exchange Commission by November 7, 2007, or if the registration statement ceases to be effective at any time thereafter (subject to customary grace periods equal to 90 days in any 12 month period), the Company would incur liquidated damages in an amount equal to $50,000 for the first month that such default remains uncured, $75,000 for the second month that such default remains uncured and $100,000 per month for each month that such default remains uncured thereafter (pro rated for periods that are less than 30 days in duration). The Company did not file the registration statement prior to July 25, 2007. As a result, the Company is required to pay the above-described liquidated damages to the former Data Return owners. These damages will stop accruing on the date of the initial filing of a registration statement covering these shares, but will resume accumulating if the Company fails to have this registration statement declared effective by November 7, 2007.

4.	Restricted Cash

	June 30,	March 31,
	2007	2007

Restricted cash consists of:
Security deposits under operating leases	$1,627,059	$1,602,963
Escrow deposits under mortgage loan agreement	1,270,028	832,178

	2,897,087	2,435,141
Less: current portion	(1,270,028)	(832,178)

	$1,627,059	$1,602,963

5.	Accounts Receivable

	June 30,	March 31,
	2007	2007

Accounts receivable consists of:
Accounts receivable	$31,664,987	$22,752,676
Unbilled revenue	3,143,319	2,034,303
Allowance for doubtful accounts	(1,056,841)	(1,200,508)

	$33,751,465	$23,586,471

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Unbilled revenue consists of revenues earned for which the customer has not been billed.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.	Prepaid Expenses and Other Assets

	June 30,	March 31,
	2007	2007

Prepaid expenses and other assets consists of:
Prepaid expenses	$2,353,685	$1,311,820
Deferred installation costs	4,759,395	4,327,300
Deposits	3,849,504	2,536,490
Interest and other receivables	436,129	499,788
Other assets	936,982	1,849,573

	12,335,695	10,524,971
Less: current portion	(7,118,297)	(5,085,263)

	$5,217,398	$5,439,708

7.	Property and Equipment

	June 30,	March 31,
	2007	2007

Property and equipment consists of:
Land	$14,637,860	$14,575,176
Building	55,335,724	55,335,724
Leasehold improvements	59,520,630	54,125,101
Machinery and equipment	38,699,400	38,296,663
Office equipment, furniture and fixtures	19,841,563	12,125,967

	188,035,177	174,458,631
Less accumulated depreciation and amortization	(39,827,354)	(36,521,677)

	$148,207,823	$137,936,954

8.	Intangibles

	June 30,	March 31,
	2007	2007

Intangibles consist of:
Customer base	$8,300,000	$1,800,000
Technology	6,400,000	2,400,000
Trademarks	4,100,000	—
Non-compete agreements	100,000	—

	18,900,000	4,200,000
Accumulated amortization	(1,626,930)	(1,300,000)

	$17,273,070	$2,900,000

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company expects to record amortization expense associated with these intangible assets as follows:

	Customer		Non-Compete
	Base	Technology	Agreements

2008	$744,375	$1,050,000	$25,000
2009	992,500	1,400,000	33,333
2010	992,500	1,295,714	33,333
2011	992,500	800,000	5,221
2012	992,500	800,000	—
Thereafter	2,881,974	134,120	—

	$7,596,349	$5,479,834	$96,887

9.	Accounts Payable and Other Current Liabilities

	June 30,	March 31,
	2007	2007

Accounts payable and other current liabilities consists of:
Accounts payable	$11,658,861	$11,721,406
Accrued expenses	13,220,838	12,994,896
Current portion of deferred revenue	3,864,773	2,766,984
Customer prepayments	1,216,101	2,269,352

	$29,960,573	$29,752,638

10.	Mortgage Payable

In connection with the purchase of the NAP of the Americas building in Miami on December 31, 2004, the Company obtained a $49.0 million loan from CitiGroup Global Markets Realty Corp. This loan is collateralized by a first mortgage on the NAP of the Americas building and a security interest in all the existing building improvements that the Company has made to the building, certain of the Company’s deposit accounts and any cash flows generated from customers by virtue of their activity at the NAP of the Americas building. The loan bears interest at a rate per annum equal to the greater of 6.75% or LIBOR (5.50% at June 30, 2007) plus 4.75%, and matures in February 2009. This mortgage loan includes numerous covenants imposing significant financial and operating restrictions on Terremark’s business. At June 30, 2007 and March 31, 2007, the outstanding balance on this mortgage loan amounted to $46,272,025, and $46,322,516, respectively. See Note 21.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.	Convertible Debt

Convertible debt consists of:

	June 30,	March 31,
	2007	2007

9% Senior Convertible Notes, face value of $29.1 and $86.25 million, due June 15, 2009, and convertible into shares of the Company’s common stock at $12.50 per share. Interest at 9% is payable semi-annually, on December 15 and June 15 (Effective interest rate of 26.5% and 23.4%)	$22,706,087	$65,510,191
6.625% Senior Convertible Notes, face value of $57.2 million, due June 15, 2013, and convertible into shares of the Company’s common stock at $12.50 per share. Interest at 6.625% is payable semi-annually, on December 15 and June 15 (Effective interest rate of 6.6%)	57,192,000	—
0.5% Senior Subordinated Convertible Notes, face value of $4.0 million, due June 30, 2009, and convertible into shares of the Company’s common stock at $8.14 per share. Interest at 0.5% is payable semi-annually, on December 1 and July 1 (Effective interest rate of 0.72%)	4,368,422	4,403,874

	$84,266,509	$69,914,065

On May 2, 2007, the Company completed a private exchange offer for the issuance of up to $86,250,000 of its 6.625% Senior Convertible Notes with a limited number of holders for $57,190,000 aggregate principal amount of its outstanding 9% Senior Convertible Notes in exchange for an equal aggregate principal amount of the 6.625% Senior Convertible Notes. The Company also announced that it will initiate a public exchange offer to the remaining holders of its 9% Senior Convertible Notes to exchange any and all of their 9% Senior Convertible Notes for an equal aggregate principal amount of 6.625% Senior Convertible Notes. After completion of the private exchange offer, only $29,060,000 aggregate principal amount of the 9% Senior Convertible Notes remain outstanding under the global note and indenture governing the 9% Senior Convertible Notes.

The private exchange offer is an exchange of debt instruments as addressed in EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”). In accordance with EITF 96-19, the exchange of $57.2 million of the 9% Senior Convertible Notes were accounted for as an early extinguishment of debt and the 6.625% Senior Convertible Notes were accounted for as new debt instruments and recorded at $57.2 million on the date of the transaction. The exchange of the 9% Senior Convertible Notes with the 6.625% Senior Convertible Notes resulted in an loss on the early extinguishment of debt of $18.5 million for the three months ended June 30, 2007. The expense included $2.2 million of unamortized deferred financing costs, $13.3 million of the unamortized discount on the 9% Senior Convertible Notes and the write off of $10.8 million of the derivative liability associated with the 9% Senior Convertible Notes that was bifurcated and accounted for separately. In addition, the exchange results in a substantial premium of $13.7 million associated with the fair value of the 6.625% Senior Convertible Notes that was recorded as additional paid-in capital, in accordance with Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The Company utilized the services of an independent valuation consultant to assist in determining the fair value of the 6.625% Senior Convertible Notes.

The 6.625% Senior Convertible Notes bear interest at 6.625% per annum and mature on June 15, 2013. Interest is payable semi-annually, in arrears, on June 15 and December 15 of each year, with the first payment being due on June 15, 2007. The 6.625% Senior Convertible Notes are convertible into shares of the Company’s common stock, par value $0.001 par value per share at the option of the holders, at $12.50 per

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

share subject to certain adjustments as set forth in the Indenture. The 6.625% Senior Convertible Notes are initially convertible into 4,575,200 shares of the Company’s common stock.

If there is a change in control, the holders of the 6.625% Senior Convertible Notes have the right to require the Company to repurchase their notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest. If a holder surrenders notes for conversion at any time beginning on the effective notice of a change in control in which 10% of the consideration for the Company’s common stock consists of cash, the Company will increase the number of shares issuable upon such conversion. The number of additional shares is based on the date on which the partial cash buy-out becomes effective and the price paid or deemed to be paid per share of the Company’s common stock in the change of control. If the Company issues a cash dividend on its common stock, it must pay contingent interest to the holders of the 6.625% Senior Convertible Notes equal to the product of the per share cash dividend and the number of shares of common stock issuable upon conversion of such holder’s 6.625% Senior Convertible Notes.

On June 14, 2004, the Company privately placed the initial $86.5 million in aggregate principal amount of the 9% Senior Convertible Notes to qualified institutional buyers. The 9% Senior Convertible Notes bear interest at a rate of 9% per annum, payable semiannually, on each December 15 and June 15, and are convertible at the option of the holders, into shares of the Company’s common stock at a conversion price of $12.50 per share. In conjunction with the offering, the Company incurred $6.6 million in debt issuance costs, including $1.4 million in estimated fair value of warrants issued to the placement agent to purchase 181,579 shares of the Company’s common stock at $9.50 per share.

The 9% Senior Convertible Notes are unsecured obligations and rank pari passu with all existing and future unsecured and unsubordinated indebtedness, senior in right of payment to all existing and future subordinated indebtedness, and rank junior to any future secured indebtedness. If there is a change in control of the Company, the holders have the right to require the Company to repurchase their notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest (the “Repurchase Price”). If a change in control occurs and at least 50% of the consideration for the Company’s common stock consists of cash, the holders of the 9% Senior Convertible Notes may elect to receive the greater of the Repurchase Price or the Total Redemption Amount. The Total Redemption Amount will be equal to the product of (x) the average closing prices of the Company’s common stock for the five trading days prior to announcement of the change in control and (y) the quotient of $1,000 divided by the applicable conversion price of the 9% Senior Convertible Notes, plus a make whole premium of $90 per $1,000 of principal if the change in control takes place before June 15, 2008 reducing to $45 per $1,000 of principal if the change in control takes place between June 16, 2008 and December 15, 2008. If the Company issues a cash dividend on its common stock, it will pay contingent interest to the holders of the 9% Senior Convertible Notes equal to the product of the per share cash dividend and the number of shares of common stock issuable upon conversion of each holder’s note.

The Company may redeem some or all of the 9% Senior Convertible Notes for cash at any time if the closing price of the Company’s common shares has exceeded 200% of the applicable conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date it mails the redemption notice. If the Company redeems the notes during the twelve month period commencing on June 15, 2007 or 2008, the redemption price equals 104.5% or 102.25%, respectively, of their principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus an amount equal to 50% of all remaining scheduled interest payments on the notes from, and including, the redemption date through the maturity date.

The 9% Senior Convertible Notes contained an early conversion incentive for holders to convert their notes into shares of common stock which expired on June 14, 2007. If exercised, the holders would have received the number of common shares to which they are entitled to based on the conversion feature and an

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

early conversion incentive payment in cash or common stock, at the Company’s option, equal to one-half the aggregate amount of interest payable through June 14, 2007.

The conversion option, including the early conversion incentive, the equity participation feature and a takeover whole premium due upon a change in control, embedded in the 9% Senior Convertible Notes were determined to be derivative instruments to be considered separately from the debt and accounted for separately. As a result of the bifurcation of the embedded derivatives, the initial carrying value of the 9% Senior Convertible Notes at issuance was approximately $50.8 million. The Company is currently accreting the difference between the face value of the 9% Senior Convertible Notes, as of May 2, 2007, ($57.2 million) and the carrying value to interest expense under the effective interest method on a monthly basis over the life of the 9% Senior Convertible Notes. The early conversion incentive payment related to the 9% Senior Convertible Notes expired on June 14, 2007. See Note 12.

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

The Company, at its option, may redeem all of the Series B Notes on any interest payment date after June 5, 2007 at a redemption price equal to (i) certain amounts set forth in the Indenture (expressed as percentages of the principal amount outstanding on the date of redemption), plus (ii) the amount (if any) by which the fair market value on such date of the common stock into which the Series B Notes are then convertible exceeds the principal amount of the Series B Notes on such date, plus (iii) accrued, but unpaid interest if redeemed during certain monthly periods following the closing date. The call option embedded in the Series B Notes was determined to be a derivative instrument to be considered separately from the debt and accounted for separately. As a result of the bifurcation of the embedded derivative, the carrying value of the Series B Notes at issuance was approximately $4.4 million. The Company is amortizing the difference between the face value of the Series B Notes ($4.0 million) and the carrying value as a credit to interest expense using the effective interest rate method on a monthly basis over the life of the Series B Notes.

The Company also paid an arrangement fee (the “Arrangement Fee”) to Credit Suisse, International as consideration for its services in connection with the Series A Notes, Series B Notes and the Lease Financing Commitment in the amount of 145,985 shares of common stock (the “Fee Shares”), which shares had a value of approximately $1.0 million based on then quoted market price of the Company’s common stock. Since the

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Arrangement Fee was paid with shares of the Company’s common stock, the proceeds including the expected proceeds from the Lease Financing Commitment were allocated to the Series A Notes, the Series B Notes, the Lease Financing Commitment and the Fee Shares based on the relative fair value of each security. The amount allocated to the Series A Notes, the Series B Notes and the Lease Financing Commitment was a discount of $0.2 million, a premium of ($0.1 million) and a discount of $0.9 million, respectively. The relative fair value of the Fee Shares was determined to be approximately $1.0 million. The premiums and discounts are being amortized on a monthly basis over the term of the respective debt instruments using the effective interest rate method. See Note 21.

The Company also granted Credit Suisse, International certain registration rights pursuant to the Registration Rights Agreement dated January 5, 2007 in connection with the common stock underlying the Series B Notes and the Fee Shares, including the right to have such shares registered with the Securities and Exchange Commission. The Company is required to file a registration statement with the Securities and Exchange Commission covering the shares of its common stock issued to Credit Suisse as an arrangement fee and issuable upon conversion of the Company’s Series B Notes. In the event the Company fails to cause the registration statement to be declared effective by July 4, 2007, or if the registration statement ceases to be effective at any time thereafter (subject to customary grace periods equal to 90 days in any 12 month period), the Company may incur liquidated damages in an amount equal to 0.5% of the total $4.0 million proceeds received for each 30 days such effectiveness failure remains (pro rated for periods that are less than 30 days in duration). As of the time of this filing, the Company has not filed such registration statement.

12.	Derivatives

The Company’s 9% Senior Convertible Notes contained three embedded derivatives that require separate valuation from the 9% Senior Convertible Notes: a conversion option that includes an early conversion incentive, an equity participation right and a takeover make whole premium due upon a change in control. The Company has estimated that the embedded derivatives related to the equity participation rights and the takeover make whole premium do not have significant value. The early conversion incentive expired on June 14, 2007. The Company has applied the provisions of EITF Issue No. 06-7 “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133” and determined that with the expiration of the early conversion incentive on June 14, 2007, the conversion feature no longer meets the conditions that would require separate accounting as a derivative. The remaining two embedded derivatives do not have significant value. As a result, the Company reclassified $4.3 million, representing the fair value of such embedded derivatives, as additional paid-in capital at the time of the expiration of the early conversion incentive. The Company estimated that these embedded derivatives, classified as liabilities, had an estimated fair value of $16.8 million on March 31, 2007. The Company recognized income of $1.5 million for the three months ended June 30, 2007 resulting from the change in the fair value of the conversion option prior to the expiration of the early conversion incentive.

The Company’s Series B Notes contain one embedded derivative that requires separate valuation from the Series B Notes: a call option which provides the Company with the option to redeem the Series B Notes at fixed redemption prices plus accrued and unpaid interest and plus any difference in the fair value of the conversion feature. The Company estimated that this embedded derivative, classified as an asset, had an estimated fair value of $0.3 million on June 30, 2007 and $0.5 million on March 31, 2007. The decrease of $0.2 million in the estimated fair value of the embedded derivative was recognized as an expense in the three months ended June 30, 2007.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13.	Notes Payable

Notes payable consists of:

	June 30,	March 31,
	2007	2007

Senior Secured Notes, face value of $30.0 million, due March 2009	$29,254,003	$28,488,987
Series A Notes, face value of $10.0 million, due June 30, 2009	10,492,717	10,106,281
Capital Lease Facility, due June 30, 2009	3,899,143	3,684,443

	$43,645,863	$42,279,711

The Series A Notes bear interest at the Eurodollar Rate, as calculated under terms of the Series A Notes, plus 8.00% (increasing on January 1, 2009 to the Eurodollar Rate plus 9.00% through the maturity date). All interest under the Series A Notes is “payable in kind” and will be added to the principal amount of the Series A Notes. The payable in kind interest at June 30, 2007 amounted to $0.4 million. The Series A Notes are secured by substantially all of the Company’s assets, other than the NAP of the Americas building, pursuant to the terms of the Security Agreement dated January 5, 2007. The Company’s obligations under the Series A Notes are guaranteed by substantially all of the Company’s subsidiaries. As noted in Note 11, a discount of $0.2 million was allocated to the Series A Notes. The effective interest rate of the Series A Notes is 15.5%. See Note 21.

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

On February 15, 2007, the Company completed a draw down on the Lease Financing Commitment by establishing a single-purpose entity that is wholly-owned by the Company, NAP of the Capital Region, LLC (the “NAP Lessee”) to enter into a Participation Agreement (the “Participation Agreement”) with a single-purpose entity designated and structured by Credit Suisse, Culpeper Lessor 2007-1 LLC (the “Lessor”) under the terms of which the Lessor acquired for approximately $4.4 million (the “Purchase Price”) 30 acres of real property in Culpeper County, Virginia and leased this property to NAP Lessee under the terms of a triple net lease (the “Lease”) under which NAP Lessee agreed to bear all rights, obligations, and expenses related to the Property. The Lease expires on June 30, 2009. See Note 21.

NAP Lessee is required under the Lease to pay rent to the Lessor in an amount equal to the Purchase Price of the property multiplied by three-month LIBOR plus 550 basis points per annum, which rate increases by an additional 100 basis points on January 1, 2009. The effective interest rate is 11.1%. In lieu of cash payments, at the NAP Lessee’s option, it may satisfy these rent obligations each quarter by adding the rent accrued for such quarter to the Purchase Price of the property with corresponding increases in future rent payment obligations. The Company has guaranteed all of the NAP Lessee’s payment and performance obligations under the Lease pursuant to the terms of a Guaranty dated as of February 15, 2007 (the “Guaranty”).

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003)” (“FIN 46R”), the Lessor was considered to be a be a VIE as all of the risks associated with the lease facility are the responsibility of the Company and the primary beneficiary of the expected residual returns was determined to be NAP Lessee. Therefore, the Company consolidated the Lessor, which at June 30, 2007, consisted of approximately $4.6 million in long-term debt in the form of an unsecured promissory note and title to the land with a cost basis of $4.4 million which NAP Lessee is leasing.

In connection with the purchase of the NAP of the Americas building on December 31, 2004, the Company issued Senior Secured Notes in an aggregate principal amount equal to $30.0 million and sold 306,044 shares of its common stock valued at $2.0 million to the Falcon Investors. The Senior Secured Notes are collateralized by substantially all of the Company’s assets other than the NAP of the Americas building, bear cash interest at 9.875% per annum and “payment in kind” interest at 3.625% per annum subject to adjustment upon satisfaction of specified financial tests, and mature in March 2009. The Senior Secured Notes include numerous covenants imposing significant financial and operating restrictions on the Company’s business. See Note 21.

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

The Company’s mortgage loan and Senior Secured Notes include numerous covenants imposing significant financial and operating restrictions on its business. The covenants place restrictions on the Company’s ability to, among other things:

•	incur more debt;

•	pay dividends, redeem or repurchase its stock or make other distributions;

•	make acquisitions or investments;

•	enter into certain transactions with affiliates;

•	merge or consolidate with others;

•	dispose of assets or use asset sale proceeds;

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

•	create liens on our assets; and

•	extend credit.

Failure to comply with the obligations in the mortgage loan or the Senior Secured Notes could result in an event of default under the new mortgage loan or the Senior Secured Notes, which, if not cured or waived, could permit acceleration of the indebtedness or other indebtedness which could have a material adverse effect on the Company’s financial condition.

The following table represents the combined aggregate principal maturities for the following obligations for each of the fiscal years ended:

	Convertible Debt	Mortgage Payable	Notes Payable	Total

2008	$—	$603,457	$—	$603,457
2009	—	46,594,006	32,694,183	79,288,189
2010	33,071,947	—	—	33,071,947
2011	—	—	—	—
2012	—	—	—	—
Thereafter	57,192,000	—	15,273,245	72,465,245

	90,263,947	47,197,463	47,967,428	185,428,838
Less: Unamortized premiums and discounts	(5,997,438)	(925,438)	(4,321,565)	(11,244,441)

	$84,266,509	$46,272,025	$43,645,863	$174,184,397

See Note 21.

14.	Changes in Stockholders’ Equity

Common stock

Issuance of Common Stock

In April 2007, the Company sold 608,500 shares in a public offering, at an offering price of $8.00 per share, pursuant to the underwriters’ exercise of their over-allotment option of the 11,000,000 shares sold in the March 2007 public offering. After payment of underwriting discounts, commission and other offering costs, the net proceeds to the Company of the over-allotment were approximately $4.4 million.

In May 2007, the Company issued 1,925,544 shares, valued at $14.7 million, of its common stock in connection with the acquisition of all of the outstanding common stock of a Data Return, LLC.

Exercise of employee stock options

During the three months ended June 30, 2007, the Company issued 9,195 shares of its common stock in conjunction with the exercise of employee stock options. The exercise price of the options ranged from $3.30 to $6.74.

Loans issued to employees

In connection with the acquisition of Dedigate, the Company extended loans to certain Dedigate employees to exercise their Dedigate stock options. The Dedigate shares received upon exercise of those options were then exchanged for shares of the Company’s common stock under the terms of the acquisition. The loans are evidenced by full recourse promissory notes, bear interest at 2.50% per annum, mature in

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

August 2007 and are collateralized by the shares of stock acquired with the loan proceeds. The outstanding principal balance on such loans, net of repayments, is reflected as a reduction to stockholders’ equity in the accompanying balance sheets at June 30, 2007 and March 31, 2007.

15.	Loss Per Share

The following table presents the reconciliation of net income (loss) to the numerator used for diluted loss per share:

	For the Three Months Ended
	June 30,
	2007	2006

Net income (loss) attributable to common stockholders	$(20,953,832)	$7,906,302
Adjustments:
Earnings attributable to participating security holders	—	1,458,477
Interest expense, including amortization of discount and debt issue costs	—	3,672,978
Change in fair value of derivatives embedded within convertible debt	—	(15,516,375)

Numerator for diluted loss per share:	$(20,953,832)	$(2,478,618)

The following table represents the reconciliation of weighted average shares outstanding to basic and diluted weighted average shares outstanding:

	For the Three Months Ended
	June 30,
	2007	2006

Basic:
Weighted average common shares outstanding — basic	57,166,791	43,677,412

Diluted:
Weighted average common shares outstanding	57,166,791	43,677,412
9% Senior Convertible Notes	—	6,900,000
Early conversion incentive	—	1,547,562

Weighted average common shares outstanding — diluted	57,166,791	52,124,974

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods indicated:

	June 30,
	2007	2006

9% Senior Convertible Notes	3,933,662	—
Early conversion incentive	276,607	—
Common stock warrants	2,364,187	2,637,136
Common stock options	2,416,228	2,200,153
Nonvested stock	543,800	—
Series I convertible preferred stock	1,100,642	1,127,780
6.625% Senior Convertible Notes	2,966,338	—
0.5% Senior Subordinated Convertible Notes	491,400	—
Series H redeemable preferred stock	—	29,400

16.	Share-Based Compensation

On August 9, 2005, the Company’s Board of Directors adopted the 2005 Executive Incentive Compensation Plan (the “Plan”), which was approved by the Company’s stockholders on September 23, 2005. This comprehensive plan superseded and replaced all of the Company’s pre-existing stock option plans. The Compensation Committee has the authority, under the Plan, to grant share-based incentive awards to executives, key employees, directors, and consultants. These awards include stock options, stock appreciation rights or SARS, nonvested stock (commonly referred to as restricted stock), deferred stock, other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property (collectively, the “Awards”). The Company, under the Plan, has reserved for issuance an aggregate of 1,000,000 shares of common stock. Awards granted generally vest over three years with one third vesting each year from the date of grant and generally expire ten years from the date of grant. There were 36,100 unused shares available to be granted under the Plan as of June 30, 2007.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Option Awards

A summary of the Company’s stock option activity as of June 30, 2007, and changes during the three months ended June 30, 2007 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at April 1, 2007	2,436,249	$9.81
Granted	—	—
Exercised	9,195	4.89
Forfeited	10,826	7.90

Outstanding at June 30, 2007	2,416,228	$9.84	6.13	$(8,184,786)

Exercisable at June 30, 2007	2,065,894	$10.56	5.58	$(8,492,122)

The Company did not grant options during the three months ended June 30, 2007 and 2006. As of June 30, 2007, the future compensation expense related to unvested options that will be recognized is approximately $1.4 million. The cost is expected to be recognized over a weighted average period of 2.4 years. The Company recognized approximately $0.1 million of share-based compensation expense, associated with options, in the three months ended June 30, 2007. The total intrinsic value of stock options exercised during the three months ended June 30, 2007 and 2006 was approximately $30,000 and $58,000, respectively. The intrinsic value is calculated as the difference between the market value on the date of the exercise and the exercise price of the shares.

The following table summarizes information about stock options outstanding and exercisable in various price ranges at June 30, 2007:

		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
	Outstanding	Contractual	Price	Options	Price
Range of Exercise Prices	Options	Life (Years)	(Outstanding)	Exercisable	(Exercisable)

$2.50- 5.00	317,450	6.83	$3.89	317,450	$3.89
$5.01-10.00	1,654,020	6.85	6.15	1,303,686	6.30
$10.00-20.00	114,121	3.01	14.93	114,121	14.93
$20.01-30.00	14,260	3.33	24.65	14,260	24.65
$30.01-50.00	316,377	2.94	32.59	316,377	32.59

	2,416,228	6.13	$9.84	2,065,894	$10.56

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

The assumptions used to value stock options granted during the year ended March 31, 2007 were as follows:

2007

Risk Free Rate	4.54%
Volatility	118%
Expected Term	6 years
Expected Dividends	0%

Nonvested Awards

In accordance with SFAS No. 123(R), the Company records the intrinsic value of the nonvested stock as additional paid-in capital. Share-based compensation expense is recognized ratably over the applicable vesting period. As of June 30, 2007, the future compensation expense related to nonvested stock that will be recognized is approximately $1.6 million. The cost is expected to be recognized over a weighted average period of 2.1 years. The Company recognized approximately $0.3 million of share-based compensation expense, associated with nonvested stock, for the three months ended June 30, 2007. The Company did not grant any shares of nonvested stock in the three months ended June 30, 2007 and 2006. A summary of the Company’s nonvested stock, as of June 30, 2007 and changes during the three months ended June 30, 2007 is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value

Outstanding at April 1, 2007	455,300	$5.55
Granted	—	—
Vested	—	—
Forfeited	7,500	5.57

Outstanding at June 30, 2007	447,800	$5.55

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.	Related Party Transactions

Following is a summary of transactions for the years ended June 30, 2007 and 2006 and balances with related parties included in the accompanying balance sheet as of June 30, 2007 and March 31, 2007.

	For the Three
	Months Ended
	June 30,
	2007	2006

Services purchased from related party	$40,616	$455,199
Interest income from shareholder	5,504	7,719
Services provided to related party	15,310	31,845
Services from directors	100,000	190,000

	June 30,	March 31,
	2007	2007

Other assets	$376,809	$422,467
Note receivable — related party	194,623	191,525

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

The Company’s Chairman and Chief Executive Officer has a minority interest in Fusion Telecommunications International, Inc. (“Fusion”) and was formerly a member of its board of directors. In addition, the Chairman and Chief Executive Officer of Fusion is a member of the Company’s board of directors. The Company purchased $0.5 million in services from Fusion for the three months ended June 30, 2006.

18.	Revenues

	For the Three Months Ended
	June 30,
	2007	2006

Revenues consist of:
Colocation	$13,122,565	$9,186,763
Managed and professional services	19,020,643	9,870,538
Exchange point services	2,801,383	1,912,745
Equipment resales	295,979	433,335

Total revenues	$35,240,570	$21,403,381

Total arrangement consideration for managed web hosting solutions may include the procurement of equipment. Amounts allocated to equipment sold under these arrangements and included in managed and professional services were $1.1 million and $0.3 million for three months ended June 30, 2007 and 2006.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

19.	Information About the Company’s Operating Segments

As of June 30, 2007 and March 31, 2007, the Company had two reportable business segments, data center operations and real estate services. The Company’s reportable segments are strategic business operations that offer different products and services. The data center operations segment provides Tier 1 NAP, Internet infrastructure and managed services in a data center environment. This segment also provides NAP development and technology infrastructure buildout services. All other real estate activities are included in real estate services. The real estate services segment provided construction and property management services. The Company had no activity in the real estate segment for the three months ended June 30, 2007 and the year ended March 31, 2007.

20.	Supplemental Cash Flow Information

	For the Three Months Ended
	June 30,
	2007	2006

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,010,886	$5,896,353

Non-cash operating, investing and financing activities:
Warrants issued	—	92,988

Assets acquired under capital leases	518,284	68,287

Cancellation and expiration of stock options and warrants	1,380,000	—

Non-cash preferred dividend	202,125	164,100

Net assets acquired in exchange for common stock	14,668,794	—

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

21.	Subsequent Events

On July 31, 2007, the Company entered into term loan financing arrangements in the aggregate principal amount of $250,000,000. The financing is composed of two term loan facilities, including a $150,000,000 first lien credit agreement (“First Lien Agreement”) and a $100,000,000 second lien credit agreement (“Second Lien Agreement”, the First Lien Agreement and the Second Lien Agreement collectively, the “Credit Agreements”) among the Company, as borrower and Credit Suisse as administrative agent and collateral agent. The loan proceeds were used to satisfy and pay all of the Company’s outstanding secured indebtedness, and the remainder is anticipated to be used to fund capital expenditures to support the Company’s data center expansion plans and to provide the Company working capital. Interest on the loans will be determined based on an adjusted LIBOR rate plus 375 basis points, in the case of the First Lien Agreement, and 775 basis points, in the case of the Second Lien Agreement, or at a rate based on the federal funds rate plus 275 basis points, in the case of the First Lien Agreement, or 675 basis points, in the case of the Second Lien Agreement, at the election of the Company. With respect to the loans extended under the Second Lien Agreement, within the first two years, the Company may elect to capitalize and add to the principal of such loans interest to the extent of 450 basis points of the LIBOR rate loans or 350 basis points of the federal funds rate loans. The loan proceeds were used to satisfy and pay all of the Company’s outstanding secured indebtedness, including (i) the senior secured notes, with a face value of $30.0 million, held by Falcon Mezzanine Partners, LP and affiliates of AlpInvest, N.V., (ii) the Series A Notes, with a face value of $10.0 million, held by Credit Suisse, (iii) the $13.25 million capital lease facility provided to the Company by Credit Suisse and (iv) the senior mortgage loan, with a face value of $49.0 million, initially extended to the Company by Citigroup Global Markets Realty Corp and subsequently assigned to Wachovia Bank, N.A.. The Company paid prepayment premiums in amounts equal to $1.6 million and $1.1 million to the Falcon Investors and Wachovia, respectively, in connection with these financing transactions. The Company anticipates using the remainder of the proceeds to fund capital expenditures to support the Company’s data center expansion plans and to provide working capital.

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

On July 31, 2007, we completed a debt financing agreement with Credit Suisse and Tennenbaum Capital Partners for a total of $250.0 million. The first term loan, due July 2012, is a $150.0 million loan from a syndicate arranged by Credit Suisse secured by a first priority lien on substantially all of our assets and bears annual cash interest at LIBOR plus 3.75%. The second term loan, due January 2013, is a $100.0 million from a syndicate arranged by Tennenbaum Capital Partners secured by a second priority lien on substantially all of our assets and bears annual cash interest at LIBOR plus 7.75%, including a “payable-in-kind” portion of 4.5% annually to be added to the principal. A portion of the proceeds was used to repay all of our outstanding secured debt and the remainder will be used to fund capital expenditures to support our expansion plan. See Liquidity and Capital Resources below for details.

On May 24, 2007, we acquired privately-held Data Return, LLC (“Data Return”), a leading provider of enterprise-class technology hosting solutions, from Saratoga Partners, for an aggregate purchase price of $85.0 million, subject to adjustment, which is comprised of $70.0 million in cash and approximately $15.0 million of our common stock. The acquisition of Data Return’s technology, customers and team of employees complements our existing team and service delivery platforms, and, we believe, better positions us to capture the market demand we expect for virtualized IT solutions. The addition of Data Return’s innovative virtualized hosting and service delivery platforms are a strategic fit with our network rich colocation and managed service business and should allow us to realize significant synergies. Some of the strategic value points of the Data Return acquisition are:

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

Our Business

We operate Internet exchange points from which we provide colocation, interconnection and managed services to government and commercial sectors. We deliver our portfolio of services from eight locations in the U.S., Europe and Latin America. Our flagship facility, the NAP of the Americas, located in Miami, Florida, is the model for our carrier-neutral Internet exchanges and is designed and built to disaster-resistant standards with maximum security to house mission-critical infrastructure. Our secure presence in Miami, a key gateway to North American, Latin American and European telecommunications networks, has enabled us to establish customer relationships with several U.S. federal government agencies, including the Department of State and the Department of Defense. We have been awarded sole-source contracts, for which only one source of the required services is believed to be available, with the U.S. federal government, which we believe will allow us to both further penetrate the government sector and continue to attract federal information technology providers. As a result of our fixed cost operating model, we believe that incremental customers and revenues will result in improved operating margins and increased profitability.

We generate revenue by providing high quality Internet infrastructure on a platform designed to reduce network connectivity costs. We provide our customers with the following:

•	space to house equipment and network facilities in immediate proximity to Internet and communications networks;

•	the platform to exchange telecommunications and Internet traffic and access to network-based services; and

•	related professional and managed services such as our network operations center, outsourced storage, dedicated hosting, comprehensive IT outsourcing services, IT-related consulting and remote monitoring.

We differentiate ourselves from our competitors through the security and strategic location of our facilities and our carrier-neutral model, which provides access to a critical mass of Internet and telecommunications connectivity.

The immediate proximity of our facilities to major fiber routes with access to North America, Latin America and Europe has attracted numerous telecommunications carriers, such as AT&T, Global Crossing, Latin America Nautilus (a business unit of Telecom Italia), Level 3 Communications, Sprint Communications and T-Systems (a business unit of Deutsche Telecom), to colocate their equipment with us in order to better service their customers. This network density, which allows our customers to reduce their connectivity costs, combined with the security of our facilities, has attracted government sector customers, including Blackbird Technologies, the City of Coral Gables, Florida, Miami-Dade County, Florida, SRA International and the United States Southern Command. Additionally, we have had success in attracting content providers and enterprises such as Citrix, CBS Digital Media, Google, IDT, Internap, Miniclip, NTT/Verio, VeriSign, Bacardi USA, Corporación Andina de Fomento, Florida International University, Jackson Memorial Hospital of Miami and Steiner Leisure.

Our managed web hosting services are largely for transactional applications; primarily web sites, extranets, intranets and client server applications. We are responsible for and accountable for the performance, reliability, security and scalability of these systems, and the customer or customers’ application development partner is responsible for maintaining the custom application environment. These hosting services are provided to businesses seeking to outsource or gain operational assistance with the deployment, maintenance, and support of custom application infrastructure. These services include providing, configuring, operating, and maintaining the hardware, software, and network technologies necessary to implement and support these websites.

Results of Operations

Results of Operations for the Year Ended June 30, 2007 as Compared to the Year Ended June 30, 2006.

Revenue.  The following charts provide certain information with respect to our revenues:

	For the Three Months
	Ended
	June 30,
	2007	2006

U.S. Operations	85%	85%
Outside U.S	15%	15%

	100%	100%

Revenues consist of:

	For the Three Months Ended June 30,
	2007		2006

Colocation	$13,122,565	37%	$9,186,763	43%
Managed and professional services	19,020,643	54%	10,303,873	48%
Exchange point services	2,801,383	8%	1,912,745	9%
Equipment resales	295,979	1%	—	0%

	$35,240,570	100%	$21,403,381	100%

The increase in revenues is mainly due to both an increase in our deployed customer base and an expansion of services to existing customers. Our deployed customer base increased from 534 customers as of June 30, 2006 to 863 customers as of June 30, 2007. Revenues consist of:

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

Our utilization of total net colocation space increased to 20.1% as of June 30, 2007 from 12.9% as of June 30, 2006. Our utilization of total net colocation space represents the percentage of space billed versus total space available for customers.

The increase in managed and professional services is mainly due to increases of approximately $5.7 million in managed web hosting services generated by Data Return, $1.6 million in managed services provided under government contracts, $1.8 million in managed services generated by our managed web hosting services provider in Europe, and $1.2 million in managed router services offset by a decrease of $1.8 million for professional services related to the design and development of NAPs in the Canary Islands and the Dominican Republic. The remainder of the increase is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.

The increase in exchange point services is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased to 5,836 as of June 30, 2007 from 4,245 as of June 30, 2006.

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

Cost of Revenues.  Costs of revenues increased $7.3 million to $18.9 million for the three months ended June 30, 2007 from $11.6 million for the three months ended June 30, 2006. Cost of revenues consist mainly of operations personnel, procurement of connectivity and equipment, technical and colocation space rental costs, electricity, chilled water, insurance, property taxes, and security services. The increase is mainly due to increases of $1.9 million in managed services costs, and $2.7 million in personnel costs. We also had increases of $0.6 million in electricity and chilled water costs, $0.6 million in maintenance and support and $0.4 million in technical and colocation space rental costs primarily as a result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.

The $1.9 million increase in managed service costs includes a $0.8 million increase in the cost of equipment resales and a $0.5 million increase in bandwidth costs, which is consistent with increases in related revenue streams. The remainder of the increase is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above. The $2.7 million increase in personnel costs is mainly due to operations and engineering staffing levels increasing from 188 employees as of June 30, 2006 to 508 employees as of June 30, 2007. This increase is mainly attributed to the hiring of additional personnel necessary under existing and anticipated customer contracts, the acquisition of Data Return and the expansion of operations in Herndon, Virginia and Santa Clara, California.

General and Administrative Expenses.  General and administrative expenses increased $2.3 million to $6.3 million for the three months ended June 30, 2007 from $4.0 million for the three months ended June 30, 2006. General and administrative expenses consist primarily of administrative personnel, professional service fees, travel, rent, and other general corporate expenses. The increase in general and administrative expenses is mainly due to an increase in administrative personnel costs of $2.0 million. Personnel costs include payroll and share-based compensation, including share-settled liabilities. The $2.0 million increase in administrative personnel is the result of an increase in headcount from 62 employees as of June 30, 2006 to 106 employees as of June 30, 2007. The additional headcount is mainly due to a required expansion of corporate infrastructure, including planning and information systems resources and the acquisition of Data Return. This increased headcount allows us to manage the existing customer base, plan anticipated business growth and maintain a more efficient and effective Sarbanes-Oxley compliance program.

Sales and Marketing Expenses.  Sales and marketing expenses increased $1.1 million to $3.8 million for the three months ended June 30, 2007 from $2.7 million for the three months ended June 30, 2006. The increase is primarily due to an increase in payroll and sales commissions of $0.9 million resulting from an increase in sales bookings and the acquisition of Data Return.

Depreciation and Amortization Expenses.  Depreciation and amortization expense increased $1.0 million to $3.7 million for the three months ended June 30, 2007 from $2.7 million for the three months ended June 30, 2006. The increase is the result of necessary capital expenditures to support our business growth.

Change in Fair Value of Derivatives Embedded within Convertible Debt.  Our 9% Senior Convertible Notes and our Series B Notes contain embedded derivatives that require separate valuation. We recognize these embedded derivatives as assets or liabilities in our balance sheet, measure them at their estimated fair value and recognize changes in the estimated fair value of the derivative instruments in earnings. For the three months ended June 30, 2007, we eliminated $4.3 million of our derivative liability, representing the fair value of the conversion feature (including the early conversion incentive), against additional paid-in capital at the time of the expiration of the early conversion incentive associated with our 9% Senior Convertible Notes. As a result, during the three months ended June 30, 2007, we recognized income of $1.5 million from the change in estimated fair value of the embedded derivatives prior to the expiration of the early conversion incentive. We estimated that the embedded derivatives that met the conditions requiring bifurcation associated with our 9% Senior Convertible Notes, classified as liabilities, had no material fair value at June 30, 2007 and a March 31, 2007 estimated fair value of $16.8 million. The embedded derivatives derive their value primarily based on changes in the price and volatility of our common stock. The estimated fair value of these embedded derivatives increases as the price of our common stock increases and decreases as the price of our common stock decreases. The closing price of our common stock decreased to $6.45 on June 30, 2007 from $8.06 on March 31, 2007. We estimated that the embedded derivative associated with our Series B Notes, classified as an asset, had a March 31, 2007 estimated fair value of $0.5 million and a June 30, 2007 estimated fair value of $0.2 million. For the three months ended June 30, 2006, we recognized income of $15.5 million due to the change in value of our embedded derivatives.

Over the life of the 9% Senior Convertible Notes, given the historical volatility of our common stock, changes in the estimated fair value of the embedded derivatives have had a material effect on our results of operations. We have determined that with the expiration of the early conversion incentive on June 14, 2007, the conversion feature no longer meets the conditions that would require separate accounting as a derivative. The remaining two embedded derivatives do not have significant value. We do not expect the embedded derivative associated with our Series B Notes to have a material effect on the results of our operations.

Interest Expense.  Interest expense increased $0.2 million to $6.8 million for the three months ended June 30, 2007 from $6.6 million for the three months ended June 30, 2006.

Interest Income.  Interest income increased $0.6 million to $0.9 million for the three months ended June 30, 2007 from $0.3 million for the three months ended June 30, 2006. This increase is primarily due to increased cash balances during the three months ended June 30, 2007 resulting from our equity offering of 11.6 million shares in March and April 2007.

Liquidity and Capital Resources

For the three months ended June 30, 2007, we generated income from operations of $2.4 million and our net loss amounted to $20.8 million. Prior to the year ended March 31, 2007, we incurred losses from operations in each quarter and annual period dating back to our merger with AmTec, Inc. Our working capital increased from $7.4 million at June 30, 2006 to $30.9 million at June 30, 2007.

Sources and Uses of Cash

Cash used in operations for the three months ended June 30, 2007 was approximately $14.6 million as compared to cash used in operations of $6.3 million for the three months ended June 30, 2006. We used cash to primarily fund our operations, including cash interest payments on our debt. The increase in cash used in operations of $8.3 million is mainly due to the timing of vendor payments in the three months ended June 30, 2007.

Cash used in investing activities for the three months ended June 30, 2007 was $73.8 million compared to cash used in investing activities of $5.5 million for the three months ended June 30, 2006, an increase of $68.3 million. This increase is primarily due to the acquisition of Data Return in May 2007 and the capital expenditures related to build outs of additional space in our Miami facility.

Cash provided by financing activities for the three months ended June 30, 2007 was $3.7 million compared to cash used in financing activities of $0.3 million for the three months ended June 30, 2006, an increase of $3.4 million. The increase in cash provided by financing activities is primarily due to the issuance of 608,500 shares of our common stock in April 2007, pursuant to the underwriter’s exercise of their over-allotment option of the 11,000,000 shares we sold in our March 2007 offering.

Liquidity

Over the past sixth months, we have been executing a three step financing plan. The first step was completed in March and April 2007 when we raised approximately $87.2 million in net proceeds of equity offerings. The second step was completed in May 2007 when we effected a private exchange in which a majority of our 9% Senior Convertible Notes were exchanged for 6.625% Senior Convertible Notes with an extended maturity date of June 2013. The notes retained the conversion price of $12.50 per share.

New Senior Secured Credit Facilities

The third step is the refinancing of our existing mortgage debt and senior secured notes. Our NAP of the Americas facility in Miami was recently appraised at a value of approximately $250.0 million. On July 31, 2007, we entered into term loan financing arrangements in the aggregate principal amount of $250,000,000. The financing is composed of two term loan facilities, including a $150,000,000 first lien credit agreement among Terremark Worldwide, Inc. as borrower, Credit Suisse, as administrative agent and collateral agent, Societe Generale, as syndication agent and the lenders from time to time party thereto, and a $100,000,000 second lien credit agreement among Terremark Worldwide, Inc., as borrower and Credit Suisse as administrative agent and collateral agent. Credit Suisse Securities (USA) LLC acted as sole bookrunner and sole lead arranger for each credit agreement. The loan proceeds were used to satisfy and pay all of our outstanding secured indebtedness, including (i) the $30 million of our senior secured notes held by Falcon Mezzanine Partners, LP and affiliates of AlpInvest, N.V., (ii) the $10 million of “Series A” senior subordinated secured notes held by Credit Suisse, (iii) the $13,250,000 capital lease facility provided to us by Credit Suisse and (iv) the $49 million senior mortgage loan initially extended to us by Citigroup Global Markets Realty Corp and subsequently assigned to Wachovia Bank, N.A.. We paid prepayment premiums in amounts equal to $1,641,021 and $1,122,251 to the Falcon investors and Wachovia, respectively, in connection with these financing transactions. We anticipate using the remainder of the proceeds to fund capital expenditures to support our data center expansion plans and to provide us working capital.

Interest on the loans will be determined based on an adjusted LIBOR rate plus 375 basis points, in the case of the First Lien Agreement, and 775 basis points, in the case of the Second Lien Agreement, or at a rate based on the federal funds rate plus 275 basis points, in the case of the First Lien Agreement, or 675 basis points, in the case of the Second Lien Agreement, at our election. With respect to the loans extended under the Second Lien Agreement, within the first two years following the closing date of the financing, we may elect to capitalize and add to the principal of such loans interest to the extent of 450 basis points of the LIBOR rate loans or 350 basis points of the federal funds rate loans.

The loans under the First Lien Agreement will become due on August 1, 2012 and the loans under the Second Lien Agreements will become due on February 1, 2013. Under certain circumstances the principal amount of the loans extended under the Second Lien Agreement may be increased by $75,000,000, or $100,000,000 depending on our financial condition at the time we request such increase, the proceeds from which increase must be used by us to fund certain acquisitions that have been approved by Credit Suisse.

Our obligations to repay the loans under the credit agreements have been guaranteed by those subsidiaries of ours that are party to a Subsidiary Guaranty, dated July 31, 2007. Our obligations and the obligations of these subsidiary guarantors under the First Lien Agreement and Second Lien Agreement and related loan documents are secured on a first priority and second priority basis, respectively, by substantially all of our assets and substantially all of the assets of these subsidiary guarantors, including the equity interests in each of the subsidiary guarantors.

The loans extended under the First Lien Agreement may be prepaid at any time without penalty. The loans extended under the Second Lien Agreement may not be prepaid on or prior to the first anniversary of the closing date. After such first anniversary, the loans extended under the Second Lien Agreement may be prepaid if accompanied by a premium in an amount equal to 2% of the aggregate outstanding principal if prepaid between the first and second anniversaries of the closing date, 1% of the aggregate outstanding principal if prepaid between the second and third anniversaries of the closing date and no premium if prepaid after the third anniversary of the closing date.

Repayments on the loans outstanding under the First Lien Agreement are due at the end of each calendar quarter, while the loans under the Second Lien Agreement are scheduled for repayment on the maturity date. In addition, we are obligated to make mandatory prepayments annually using our excess free cash flow and the proceeds associated with certain asset sales and incurrence of additional indebtedness. Upon an event of default, a majority of the lenders under each of the credit agreements may request the agent under these credit agreements to declare the loans immediately payable. Under certain circumstances involving insolvency, the loans will automatically become immediately due and payable.

The credit agreements are subject to the terms of an Intercreditor Agreement dated as of July 31, 2007, among us and Credit Suisse, as collateral agent under both credit agreements.

As of June 30, 2007, our principal source of liquidity was our $20.4 million in unrestricted cash and cash equivalents and our $33.8 million in accounts receivable. After completion of the financing transactions described above on July 31, 2007, we had $160.7 million in unrestricted cash and cash equivalents. The terms of the Second Lien Agreement prohibit us from having cash and cash equivalents less than $10.0 million at any time. We anticipate that the remaining cash coupled with additional debt to fund our planned expansion and our anticipated cash flows generated from operations, will be sufficient to meet our capital expenditures, working capital, debt service and corporate overhead requirements in connection with our currently identified business objectives. Our projected revenues and cash flows depend on several factors, some of which are beyond our control, including the rate at which we provide services, the timing of exercise of expansion options by customers under existing contracts, the rate at which new services are sold to the government sector and the commercial sector, the ability to retain the customer base, the willingness and timing of potential customers in outsourcing the housing and management of their technology infrastructure to us, the reliability and cost-effectiveness of our services and our ability to market our services.

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

As of June 30, 2007 our total liabilities were approximately $220.0 million of which $34.2 million is due within one year. As of the completion of the financing transactions described above on July 31, 2007, our total liabilities were approximately $373.4 million.

Senior Convertible Notes

In June 2004, we privately placed $86.25 million in aggregate principal amount of 9% senior convertible notes due June 15, 2009 to qualified institutional buyers. The notes bear interest at a rate of 9% per annum, payable semi-annually, on each December 15 and June 15 and are convertible at the option of the holders at $12.50 per share. We utilized net proceeds of $81.0 million to pay approximately $46.3 million of outstanding loans and convertible debt. The balance of the proceeds was used for acquisitions and for general corporate purposes, including working capital and capital expenditures. The notes rank pari passu with all existing and future unsecured and unsubordinated indebtedness, senior in right of payment to all existing and future subordinated indebtedness, and rank junior to any future secured indebtedness.

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

The 9% senior convertible notes contained an early conversion incentive for holders to convert their notes into shares of common stock which expired on June 14, 2007. If exercised, the holders would have received the number of shares of our common stock to which they were entitled to based on the conversion feature and an early conversion incentive payment in cash or stock, at our option, equal to one-half the aggregate amount of interest payable through July 15, 2007. On May 2, 2007, we completed a private exchange offer with a limited number of holders for $57.2 million aggregate principal amount of our outstanding 9% senior convertible notes in exchange for an equal aggregate principal amount of the Company’s newly issued 6.625% Senior Convertible Notes due 2013. See “6.625% Senior Convertible Notes” below.

Series B Notes

On January 5, 2007, we entered into a Purchase Agreement with Credit Suisse, International (the “Purchaser”), for the sale of $4 million in aggregate principal amount of our 0.5% Senior Subordinated Convertible Notes due June 30, 2009 to Credit Suisse, International (the “Series B Notes”) issued pursuant to an Indenture between us and The Bank of New York Trust Company, N.A., as trustee (the “Indenture”). We are subject to certain covenants and restrictions specified in the Purchase Agreement, including covenants that restrict our ability to pay dividends, make certain distributions or investments and incur certain indebtedness. We issued the Series B Notes to partially fund our previously announced expansion plans.

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

We also paid an arrangement fee (the “Arrangement Fee”) to Credit Suisse, International as consideration for its services in connection with the Series B Notes, in the amount of 145,985 shares of common stock (the “Fee Shares”), which shares had a value of approximately $1.0 million based on then quoted market price of our common stock. We also granted Credit Suisse, International certain registration rights pursuant to the Registration Rights Agreement dated January 5, 2007 in connection with the Common Stock underlying the Series B Notes and the Fee Shares, including the right to have such shares registered with the Securities and Exchange Commission. We were required to file with the Securities and Exchange Commission a registration statement covering shares of our common stock issued to Credit Suisse as an arrangement fee and issuable upon conversion of our senior subordinated convertible notes. In the event we failed to cause the registration statement to be declared effective by July 4, 2007, or if the registration statement ceases to be effective at any time thereafter (subject to customary grace periods equal to 90 days in any 12 month period), we would incur liquidated damages in an amount equal to 0.5% of the total $4.0 million proceeds received for each 30 days such effectiveness failure remains (pro rated for periods that are less than 30 days in duration). We did not file nor have declared effective the registration statement prior to July 4, 2007. As a result, we are required to pay the above-described liquidated damages to Credit Suisse. These damages will stop accruing on the date we cause a registration statement covering the Fee Shares to be declared effective by the Securities and Exchange Commission. We intend to obtain a waiver from Credit Suisse of all accrued liquidated damages and any future liquidated damages accrued until we cause the registration statement to be declared effective.

Similarly, in connection with the completion of the acquisition of Data Return LLC, we granted to the former members of Data Return certain registration rights pursuant to the Registration Rights Agreement dated May 11, 2007 in connection with the Common Stock received by such members as consideration for their membership interests in Data Return, including the right to have such shares registered with the Securities and Exchange Commission. We were required to file with the Securities and Exchange Commission a registration statement covering the shares of our common stock issued to these former Data Return members. In the event we failed to file the registration statement by July 25, 2007 or we failed to cause this registration statement to be declared effective by the Securities and Exchange Commission by November 7, 2007, or if the registration statement ceases to be effective at any time thereafter (subject to customary grace periods equal to 90 days in any 12 month period), we would incur liquidated damages in an amount equal to $50,000 for the first month that such default remains uncured, $75,000 for the second month that such default remains uncured and $100,000 per month for each month that such default remains uncured thereafter (pro rated for periods that are less than 30 days in duration). We did not file the registration statement prior to July 25, 2007. As a result, we are required to pay the above-described liquidated damages to the former Data Return members. These damages will stop accruing on the date of the initial filing of a registration statement covering these shares, but will resume accumulating if we fail to have this registration statement declared effective by November 7, 2007.

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

Debt Covenants

The provisions of our debt contain a number of covenants that limit or restrict our ability to incur more debt or liens, pay dividends, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or use asset sale proceeds, make acquisitions or investments, enter into hedging activities, make capital expenditures and repurchase stock, subject to financial measures and other conditions. In addition, the new credit facilities include financial covenants regarding limitations on total debt and first lien debt, interest coverage and capital expenditures. The ability to comply with these provisions may be affected by events beyond our control.

Also, a change in control without the prior consent of the lenders could allow the lenders to demand repayment of the loan. Our ability to comply with these and other provisions of our new credit facilities can be affected by events beyond our control. Our failure to comply with the obligations in our new credit facilities could result in an event of default under these new credit facilities, which, if not cured or waived, could permit acceleration of the indebtedness or other indebtedness which could have a material adverse effect on us.

The breach of any of these covenants could result in a default under our debt and could trigger acceleration of repayment. As of June 30, 2007, we were in compliance with all covenants under the debt agreements, as applicable.

Guarantees and Commitments

We lease space for our operations, office equipment and furniture under non-cancelable operating leases. Some equipment is also leased under capital leases, which are included in leasehold improvements, furniture and equipment.

The following table represents the minimum future operating and capital lease payments for these commitments, as well as the combined aggregate maturities (principal and interest) for the following obligations for each of the fiscal years ended:

	Capital Lease	Operating	Convertible	Mortgage	Notes
	Obligations	Leases	Debt	Payable	Payable	Total

2008	$1,105,212	$3,740,646	$5,568,087	$4,200,887	$3,678,121	$18,292,953
2009	1,103,643	4,195,689	6,404,190	50,555,719	37,762,046	100,021,287
2010	696,334	4,060,630	37,571,001	—	19,909,643	62,237,608
2011	366,243	3,753,022	3,788,970	—	—	7,908,235
2012	155,719	3,772,840	3,788,970	—	—	7,717,529
Thereafter	—	27,451,466	61,928,214	—	—	89,379,680

	$3,427,151	$46,974,293	$119,049,432	$54,756,606	$61,349,810	$285,557,292

See Liquidity above.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies,” in the accompanying condensed consolidated financial statements for a discussion of Recent Accounting Pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have not entered into any financial instruments for trading purposes. However, the estimated fair value of the derivatives embedded within our Series B Notes create a market risk exposure resulting from changes in the price of our common stock. These embedded derivatives derive their value primarily based on the price and volatility of our common stock; however, we do not expect significant changes in the near term in the two-year historical volatility of our common stock used to calculate the estimated fair value of the embedded derivatives. We do not expect the change in the estimated fair value of the embedded derivatives to affect our results of operations and it will not impact our cash flows.

Our 9% Senior Convertible Notes, 6.625% Senior Convertible Notes and our Senior Secured Notes have fixed interest rates and, accordingly, are not exposed to market risk resulting from changes in interest rates. However, the fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair market value of the fixed interest rate debt but do not impact our earnings or cash flows.

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

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, Terremark carried out an evaluation, under the supervision and with the participation of Terremark’s management, including Terremark’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Terremark’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2007, Terremark’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed in the reports Terremark files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

(b)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On May 14, 2007, we filed an action for declaratory relief against Strategic Growth International, Inc., (“SGI”), an investor relations firm formerly engaged by us, in the Circuit Court of the 11th Judicial Circuit in Miami-Dade County Florida. The declaratory action requests that the Court determine whether SGI properly exercised certain warrants issued to it in 2002, and if so, in what quantity and what price. Our position is that SGI failed to properly exercise the warrants, and that such failure cannot be cured because the warrants have since expired, and even if SGI did exercise the warrants, SGI was not entitled to the number of shares claimed upon exercise. On May 17, 2007, SGI filed an action in the Supreme Court of the State of New York in connection with the purported warrant exercise and the Company’s position with respect to this exercise. In the lawsuit, SGI alleges (i) violations under Rule 10b-5 of the Securities Exchange Act of 1934, as amended, against certain of our senior executive officers; (ii) breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment against us; and (iii) negligence, negligent misrepresentation, intentional concealment, and negligent nondisclosure against us and certain senior executive officers. SGI also seeks a declaratory judgment that it properly exercised the warrants. We believe the claims are without merit and that we have a number of defenses to this action. We intend to vigorously defend ourselves against these claims.

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

For the three months ended June 30, 2007, we generated income from operations of $2.4 million. Prior to March 31, 2007, we had incurred net losses from operations in each quarterly and annual period since our April 28, 2000 merger with AmTec, Inc. We incurred net losses of $15.0 million, $37.1 million and $9.9 million in the years ended March 31, 2007, 2006 and 2005, respectively. As of June 30, 2007, our accumulated deficit was $320.9 million. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds and gain new customers.

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

During the year ended June 30, 2007, revenues under contracts with agencies of the U.S. federal government constituted approximately 19% of our revenues. Generally, U.S. government contracts are subject to oversight audits by government representatives, to profit and cost controls and limitations, and to provisions permitting modification or termination, in whole or in part, without prior notice, at the government’s convenience. In some cases, government contracts are subject to the uncertainties surrounding congressional appropriations or agency funding. Government contracts are also subject to specific procurement regulations. Failure to comply with these regulations and requirements could lead to suspension or debarment from future government contracting for a period of time, which could limit our growth prospects and adversely affect our business, results of operations and financial condition. Government contracts typically have an initial term of one year. Renewal periods are exercisable at the discretion of the U.S. government. We may not be successful in winning contract awards or renewals in the future. Our failure to renew or replace U.S. government contracts when they expire could have a material adverse effect on our business, financial condition, or results of operations.

Acquisitions may result in disruptions to our business or distractions of our management due to difficulties in integrating acquired personnel and operations, and these integrations may not proceed as planned.

On May 24, 2007, we acquired 100% of the outstanding common stock of privately-held Data Return, LLC, a leading provider of enterprise-class technology hosting solutions, from Saratoga Partners. We intend to continue to expand our business through the acquisition of companies, technologies, products and services. Acquisitions involve a number of special problems and risks, including:

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

During the year ended June 30, 2007, we derived approximately 19% of our revenues from agencies of the federal government. During the three months ended June 30, 2006, we derived approximately 23% of our revenues from agencies of the federal government. Because we derive a large percentage of our revenues from a few major customers, our revenues could significantly decline if we lose one or more of these customers or if the amount of business we obtain from them is reduced.

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

For the three months ended June 30, 2007, 15% of our total revenue was generated in countries outside of the United States. Some risks inherent in conducting business internationally include:

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

We are a highly leveraged company. For a description of our outstanding debt, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Should we need additional capital or financing, our ability to arrange financing and the cost of this financing will depend upon many factors, including:

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

Our mortgage loan, Senior Convertible Notes, and Series B Notes contain numerous restrictive covenants.

Our credit facilities, our Senior Convertible Notes and our Series B Notes, contain numerous covenants imposing restrictions on our ability to, among other things:

•	incur more debt;

•	pay dividends, redeem or repurchase our stock or make other distributions;

•	make acquisitions or investments;

•	enter into certain transactions with affiliates;

•	merge or consolidate with others;

•	dispose of assets or use asset sale proceeds;

•	create liens on our assets

•	capital expenditures; and

•	extend credit.

Our failure to comply with the obligations in our credit facilities, Senior Convertible Notes, and Series B Notes could result in an event of default under the credit facilities and such notes which, if not cured or waived, could permit acceleration of the indebtedness or our other indebtedness, or result in the same consequences as a default in payment. If the acceleration of the maturity of our debt occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us, which could adversely impact our business, results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

The market for our equity securities has been extremely volatile (ranging from $3.60 per share to $9.10 per share during the 52-week trading period ending June 30, 2007). Our stock price could suffer in the future as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter. The factors that could cause the price of our common stock in the public market to fluctuate significantly include the following:

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

The sale or availability for sale of substantial amounts of our common stock could adversely impact its price. Our certificate of incorporation authorizes us to issue 100,000,000 shares of common stock. On June 30, 2007, there were approximately 58.4 million shares of our common stock outstanding and approximately 13.8 million shares of our common stock reserved for issuance pursuant to our Senior Convertible Notes, Series B Notes, Series I convertible preferred stock, options, nonvested stock and warrants to purchase our common stock, which consist of:

•	6,900,000 shares of our common stock reserved for issuance upon conversion of our Senior Convertible Notes;

•	491,400 shares of our common stock reserved for issuance upon conversion of our Series B Notes;

•	1,077,667 shares of our common stock reserved for issuance upon conversion of our Series I convertible preferred stock;

•	2,416,228 shares of our common stock issuable upon exercise of options;

•	543,800 shares of our nonvested stock; and

•	2,364,187 shares of our common stock issuable upon exercise of warrants.

Accordingly, a substantial number of additional shares of our common stock are likely to become available for sale in the foreseeable future, which may have an adverse impact on our stock price.

Our common shares are thinly traded and, therefore, relatively illiquid.

As of June 30, 2007, we had 58,356,368 common shares outstanding. While our common shares trade on the NASDAQ, our stock is thinly traded (approximately 0.4%, or 203,603 shares, of our stock traded on an average daily basis during the 52 week trading period ended June 30, 2007) and you may have difficulty in selling your shares quickly. The low trading volume of our common stock is outside of our control, and may not increase in the near future or, even if it does increase in the future, may not be maintained.

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

We have no intention in the foreseeable future to pay any cash dividends on our common stock in accordance with the terms of our new credit facilities. Furthermore, we may not pay cash or stock dividends without the written consent of the lenders. In addition, in accordance with the terms of the purchase agreement under which we sold the Series B Notes to Credit Suisse, International, our ability to pay dividends is similarly restricted. Further, the terms of our Series I convertible preferred stock provide that, in the event we pay any dividends on our common stock, an additional dividend must be paid with respect to all of our outstanding Series I convertible preferred stock in an amount equal to the aggregate amount of dividends that would be owed for all shares of commons stock into which the shares of Series I convertible preferred stock could be converted at such time. Therefore, an investor in our common stock will obtain an economic benefit from the common stock only after an increase in its trading price and only by selling the common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 24, 2007, in connection with our acquisition of 100% of the outstanding membership interests of Data Return, we issued to the former owners of Data Return $15.0 million of our common stock, or 1,925,544 shares based on the closing price of our common stock on Friday, May 11, 2007 of $7.79 per share.

The offer and sale of our securities was exempt from the registration requirements of the Securities Act, as the securities were sold to accredited investors pursuant to Regulation D and to non-United States persons in offshore transactions pursuant to Regulation S.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HODLERS.

No matters were submitted to a vote of our stockholders during the three months ended June 30, 2007.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits, which are furnished with this Quarterly Report or incorporated herein by reference, are filed as part of this Quarterly Report.

Exhibit
Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant
32.1	to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of August, 2007.

TERREMARK WORLDWIDE, INC.

By:	/s/ MANUEL D. MEDINA
Manuel D. Medina
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2007

By:	/s/ JOSE A. SEGRERA
Jose A. Segrera
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 13, 2007