Form 10-Q
period 2007-09-30
TERREMARK WORLDWIDE INC
filed 2007-11-09
CIK 912890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large Accelerated Filer  ☐      Accelerated Filer  ☑     Non-Accelerated Filer  ☐

Indicate by check mark if the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class	Outstanding at October 31, 2007

Common stock, $0.001 par value per share	58,995,758 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2007	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$144,044,438	$105,090,779
Restricted cash	—	832,178
Accounts receivable, net	34,124,852	23,586,471
Current portion of capital lease receivable	2,575,685	2,616,175
Prepaid expenses and other current assets	5,965,428	5,085,263

Total current assets	186,710,403	137,210,866
Restricted cash	1,659,942	1,602,963
Property and equipment, net	169,116,645	137,936,954
Debt issuance costs, net	10,664,763	5,898,355
Other assets	6,146,663	5,439,708
Capital lease receivable, net of current portion	597,788	1,885,646
Intangibles, net	16,822,462	2,900,000
Goodwill	84,190,042	16,771,189

Total assets	$475,908,708	$309,645,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$3,192,411	$2,221,677
Accounts payable and other current liabilities	33,220,835	29,752,638
Interest payable	2,323,163	3,663,248

Total current liabilities	38,736,409	35,637,563
Mortgage payable, less current portion	247,509,597	45,531,211
Convertible debt	84,907,972	69,914,065
Derivatives embedded with convertible debt, at estimated fair value	—	16,796,865
Notes payable	—	42,279,711
Deferred rent and other liabilities	5,406,008	3,507,173
Capital lease obligations, less current portion	1,797,272	1,738,314
Deferred revenue	5,805,095	4,742,258

Total liabilities	384,162,353	220,147,160

Commitments and contingencies	—	—

Stockholders’ equity:
Series I convertible preferred stock: $.001 par value, 312 and 323 shares issued and outstanding (liquidation value of approximately $7.8 and $8.3 million)	1	1
Common stock: $.001 par value, 100,000,000 shares authorized; 58,480,843 and 55,813,129 shares issued and outstanding	58,481	55,813
Common stock warrants	11,216,638	12,596,638
Additional paid-in capital	416,532,327	377,138,006
Accumulated deficit	(336,469,160)	(300,197,561)
Accumulated other comprehensive income	605,390	89,991
Note receivable	(197,322)	(184,367)

Total stockholders’ equity	91,746,355	89,498,521

Total liabilities and stockholders’ equity	$475,908,708	$309,645,681

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended		For the Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Unaudited)

Revenues	$80,609,055	$45,587,484	$45,368,485	$24,184,103

Expenses
Cost of revenues, excluding depreciation	44,251,745	26,459,762	25,304,099	14,773,552
General and administrative	14,853,867	7,661,699	8,515,842	3,595,002
Sales and marketing	9,332,663	5,260,872	5,490,687	2,636,662
Depreciation and amortization	8,346,961	5,395,560	4,639,156	2,695,644

Operating expenses	76,785,236	44,777,893	43,949,784	23,700,860

Income from operations	3,823,819	809,591	1,418,701	483,243

Other (expenses) income
Change in fair value of derivatives embedded within convertible debt	1,604,444	12,218,175	91,103	(3,298,200)
Interest expense	(15,510,223)	(13,489,290)	(8,700,169)	(6,871,705)
Interest income	2,319,865	546,981	1,397,534	243,239
Other financing charges	(1,173,079)	—	(1,173,079)	—
Loss on early extinguishment of debt	(26,949,577)	—	(8,451,131)	—

Total other expenses	(39,708,570)	(724,134)	(16,835,742)	(9,926,666)

(Loss) income before income taxes	(35,884,751)	85,457	(15,417,041)	(9,443,423)
Income taxes	386,848	—	102,846	—

Net (loss) income	(36,271,599)	85,457	(15,519,887)	(9,443,423)
Preferred dividend	(403,563)	(325,800)	(201,438)	(161,700)

Net loss attributable to common stockholders	$(36,675,162)	$(240,343)	$(15,721,325)	$(9,605,123)

Net loss per common share:
Basic	$(0.63)	$(0.01)	$(0.27)	$(0.22)

Diluted	$(0.63)	$(0.09)	$(0.27)	$(0.22)

Weighted average common shares outstanding — basic	57,775,385	43,698,606	58,377,364	43,719,659

Weighted average common shares outstanding — diluted	57,775,385	52,139,378	58,377,364	43,719,659

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

		Common
		Stock Par					Accumulated
	Preferred	Value $.001		Common	Additional		Other
	Stock	Issued		Stock	Paid-In	Accumulated	Comprehensive	Notes
	Series I	Shares	Amount	Warrants	Capital	Deficit	Income	Receivable	Total
	(Unaudited)

Balance at March 31, 2007	$1	55,813,129	$55,813	$12,596,638	$377,138,006	$(300,197,561)	$89,991	$(184,367)	$89,498,521
Common stock issued in acquisition	—	1,925,544	1,926	—	14,666,868	—	—	—	14,668,794
Issuance of common stock	—	608,500	609	—	4,404,118	—	—	—	4,404,727
Expiration of warrants	—	—	—	(1,380,000)	1,380,000	—	—	—	—
Exercise of stock options	—	57,003	57	—	268,607	—	—	—	268,664
Conversion of preferred stock	—	36,667	36	—	(36)	—	—	—	—
Accrued dividends on preferred stock	—	—	—	—	(403,563)	—	—	—	(403,563)
Issuance of nonvested stock	—	40,000	40	—	(40)	—	—	—	—
Amortization of non-vested stock	—	—	—	—	672,224	—	—	—	672,224
Compensation expense	—	—	—	—	370,319	—	—	—	370,319
Premium on issuance of convertible debt	—	—	—	—	13,727,707	—	—	—	13,727,707
Expiration of early conversion incentive feature within convertible debt	—	—	—	—	4,308,117	—	—	—	4,308,117
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	515,399	(12,955)	502,444
Net loss	—	—	—	—	—	(36,271,599)	—	—	(36,271,599)

Total comprehensive loss									(35,769,155)

Balance at September 30, 2007	$1	58,480,843	$58,481	$11,216,638	$416,532,327	$(336,469,160)	$605,390	$(197,322)	$91,746,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	September 30,
	2007	2006
	(Unaudited)

Cash flows from operating activities:
Net (loss) income	$(36,271,599)	$85,457
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	8,346,961	5,395,560
Change in estimated fair value of embedded derivatives	(1,604,444)	(12,218,175)
Loss on early extinguishment of debt	26,949,577	—
Accretion on convertible debt and mortgage payable	1,848,079	3,286,026
Amortization of discount on notes payable	662,082	658,320
Interest payment in kind on notes payable	1,774,088	845,619
Amortization of debt issue costs	626,092	980,732
Provision for doubtful accounts	476,295	410,742
Share-based compensation	1,554,654	—
(Increase) decrease in:
Restricted cash	775,199	(1,325,683)
Accounts receivable	(8,005,435)	(3,986,977)
Capital lease receivable, net of unearned interest	1,130,184	795,338
Prepaid and other assets	(867,426)	(1,261,752)
Increase (decrease) in:
Accounts payable and accrued expenses	(7,935,535)	3,907,370
Interest payable	(443,590)	(228,009)
Deferred revenue	1,302,984	2,371,869
Deferred rent and other liabilities	237,480	192,646

Net cash used in operating activities	(9,444,354)	(90,917)
Cash flows from investing activities:
Purchase of property and equipment	(25,659,777)	(7,570,979)
Acquisition of Data Return, LLC, net of cash acquired	(70,323,546)	—
Repayments of notes receivable	—	128,320

Net cash used in investing activities	(95,983,323)	(7,442,659)
Cash flows from financing activities:
Payment on loans and mortgage payable	(99,795,487)	(351,521)
Payments under capital lease obligations	(805,360)	(407,092)
Payments of preferred stock dividends	(403,563)	(246,100)
Debt issuance costs	(8,787,645)	—
Proceeds from issuance of mortgage payable	249,500,000	—
Proceeds from issuance of common stock	4,404,727	—
Redemption of preferred stock	—	(659,188)
Proceeds from exercise of stock options and warrants	268,664	194,444

Net cash provided by (used in) financing activities	144,381,336	(1,469,457)

Net increase (decrease) in cash	38,953,659	(9,003,033)
Cash and cash equivalents at beginning of period	105,090,779	20,401,934

Cash and cash equivalents at end of period	$144,044,438	$11,398,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization

Terremark Worldwide, Inc. and subsidiaries (the “Company” or “Terremark”) is a leading operator of integrated Tier-1 Internet exchanges and a global provider of managed IT infrastructure solutions for the government and commercial sectors. Terremark delivers its portfolio of services from ten locations in the United States, Europe and Latin America. Terremark’s flagship facility, the NAP of the Americas, located in Miami, Florida is its model for carrier-neutral Internet exchanges and is designed and built to disaster-resistant standards with maximum security to house mission-critical systems infrastructure.

2.	Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Terremark Worldwide, Inc. and all entities in which Terremark Worldwide, Inc. has a controlling voting interest (“subsidiaries”), and variable interest entities (VIEs) required to be consolidated in accordance with generally accepted accounting principles in the United States of America (GAAP).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the 2007 Annual Report on Form 10-K, except for the accounting change described below relating to uncertain tax positions, and should be read in conjunction with the consolidated financial statements and notes thereto. These statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year.

Reclassifications

Certain reclassifications have been made to the prior period’s condensed consolidated financial statements to conform to the current presentation.

Use of estimates

The Company prepares its financial statements in conformity with GAAP. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from the amounts estimated include: revenue recognition and allowance for bad debts, derivatives, income taxes, share-based compensation, impairment of long-lived assets, intangibles and goodwill.

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

Significant concentrations

Agencies of the federal government accounted for approximately 17% and 15% of revenues for the six and three months ended September 30, 2007. Agencies of the federal government accounted for approximately 22% of revenues for the six and three months ended September 30, 2006. No other customer accounted for more than 10% of revenues for the six and three months ended September 30, 2007 and 2006.

Derivatives

The Company has, in the past, used financial instruments, including interest cap agreements, to manage exposures to movements in interest rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk or cost to the Company.

The Company does not hold or issue derivative instruments for trading purposes. However, the Company’s 9% Senior Convertible Notes, due June 15, 2009, (the “9% Senior Convertible Notes”), 6.625% Senior Convertible Notes, due June 15, 2013, (the “6.625% Senior Convertible Notes”) and 0.5% Senior Subordinated Convertible Notes, due June 30, 2009, (the “Series B Notes”) (collectively, the “Notes”) contain embedded derivatives that require separate valuation from the Notes. The Company recognizes these derivatives as assets or liabilities in its balance sheet, measures them at their estimated fair value, and recognizes changes in their estimated fair value in earnings in the period of change.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company, with the assistance of a third party, estimates the fair value of its embedded derivatives using available market information and appropriate valuation methodologies. These embedded derivatives derive their value primarily based on changes in the price and volatility of the Company’s common stock, interest rates and the Company’s credit rating.

Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company may eventually pay to settle these embedded derivatives

Share-based compensation

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Goodwill and Impairment of long-lived assets and long-lived assets to be disposed of

Goodwill and intangible assets that have indefinite lives are not amortized, but rather, are tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The goodwill impairment test involves a two-step approach. The first step involves a comparison of the fair value of each of our reporting units with its carrying amount. If a reporting unit’s carrying amount exceeds its fair value, the second step is performed. The second step involves a comparison of the implied fair value and carrying value of that reporting unit’s goodwill. To the extent that a reporting unit’s carrying amount exceeds the implied fair value of its goodwill, an impairment loss is recognized. Identifiable intangible assets not subject to amortization are assessed for impairment by comparing the fair value of the intangible asset to its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds fair value. Intangible assets that have finite useful lives are amortized over their useful lives. The Company performs the annual test for impairment for intangibles with indefinite lives, acquired in 2007, in the first quarter of the fiscal year.

Goodwill represents the carrying amount of the excess purchase price over the fair value of identifiable net assets acquired in conjunction with (i) the 2000 acquisition of a corporation holding rights to develop and manage facilities catering to the telecommunications industry, (ii) the 2005 acquisition of a managed host services provider in Europe and (iii) the 2007 acquisition of a managed host services provider in the United States. The Company performs the annual test for impairment for the goodwill acquired in 2000 in the fourth quarter of the fiscal year. The Company performs the annual test for impairment for the goodwill acquired in 2005, in the second quarter of the fiscal year.

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

The provision for taxes for the three months ended September 30, 2007 reflects foreign income taxes on the income of the Company’s managed host services provider in Europe.

Effective April 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

uncertainty in tax positions. This interpretation requires the Company to recognize the impact of a tax position if that position is more likely than not to be sustained based on the technical merits of the position and the amount of interest and penalties, if any, related to unrecognized tax provisions as income tax expense. The adoption of FIN 48 did not have any impact on the financial position, results of operations or cash flows of the Company.

The Company has not been audited by the Internal Revenue Service or applicable state tax authorities for the following open tax periods: the year ended December 31, 2004, the quarter ended March 31, 2005, and the years ended March 31, 2006 and 2007. Net operating loss carryovers incurred in years prior to 2004 are subject to audit in the event they are utilized in subsequent years.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FASB 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FASB 133 and the amount of the liability for the conversion option is reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FASB 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The Company’s 9% Senior Convertible Notes contained an embedded early conversion incentive that resulted in the conversion feature meeting the conditions to be bifurcated and was accounted for as a derivative. The early conversion incentive expired on June 14, 2007 and the Company adopted the provisions of EITF 06-7, which resulted in the conversion feature no longer meeting the bifurcation criteria. See Note 12.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS No. 159). Under SFAS No. 159, companies have an opportunity to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact SFAS No. 159 will have on its financial condition and results of operations should the Company elect to adopt SFAS No. 159.

3.	Acquisitions

On May 24, 2007, the Company acquired all of the outstanding common stock of Data Return, LLC (“Data Return”). Data Return is a leading provider of enterprise-class technology hosting solutions. The acquisition of Data Return’s technology, customers and team of employees complements the Company’s existing team and service delivery platforms better positioning the Company to capture the market demand for virtualized IT solutions. The preliminary purchase price of $85.0 million was comprised of: (i) cash consideration of $70.0 million, (ii) 1,925,546 shares of the Company’s common stock with a fair value of $14.7 million and (iii) direct transaction costs of $0.3 million. The fair value of the Company’s stock was determined using the five-day trading average price of the Company’s common stock for two days before and after the date the transaction was announced. The costs to acquire Data Return were allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their respective fair values and any excess was allocated to goodwill. The Company is still evaluating the purchase price allocation, and it may be

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

subject to change. The purchase agreement also included contingent consideration which was based on the determination of the seller’s net working capital target amount at the acquisition closing date. On October 22, 2007, the valuation of the seller’s net working capital amount was finalized resulting in a reduction to the purchase price of $1.7 million. This amount will be recorded as a reduction in goodwill in the quarter ended December 31, 2007. The following summarizes the preliminary allocation of the purchase price as of September 30, 2007:

Cash and cash equivalents	$41,095
Accounts receivable	3,009,241
Property and equipment	9,786,000
Other assets	950,813
Intangible assets, including goodwill	81,989,783
Accounts payable and accrued expenses	(6,894,281)
Other liabilities	(3,849,216)

Net assets acquired	$85,033,435

The allocation of intangible assets acquired as of September 30, 2007 is summarized in the following table:

	Gross Carrying	Amortization	Accumulated
	Amount	Period	Amortization

Intangibles no longer amortized:
Goodwill	$67,289,783	—	$—
Trademarks	4,100,000	—	—
Amortizable intangibles:
Customer base	6,500,000	8 years	284,375
Technology	4,000,000	5 years	280,000
Other	100,000	3 years	11,667

The results of Data Return’s operations have been included in the Company’s condensed consolidated financial statements since the acquisition date. The following unaudited pro forma financial information of the Company for the six months ended September 30, 2007 and 2006 have been presented as if the acquisition had occurred as of the beginning of each period. This pro forma information does not necessarily reflect the results of operations if the business had been managed by the Company during these periods and is not indicative of results that may be obtained in the future.

	For the Six Months Ended
	September 30,
	2007	2006

Proforma revenues	$90,947,601	$73,105,484

Proforma net loss	$(36,209,414)	$(2,053,543)

Proforma net loss per common share:
Basic	$(0.63)	$(0.05)

Diluted	$(0.63)	$(0.13)

In connection with the completion of the acquisition of Data Return, the Company granted to the former owners of Data Return certain registration rights pursuant to the Registration Rights Agreement, dated May 11,

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2007, in connection with the common stock received by such owners as consideration for their ownership interests in Data Return, including the right to have such shares registered with the Securities and Exchange Commission. The Company was required to file with the Securities and Exchange Commission, a registration statement covering the shares of the Company’s common stock issued to these former Data Return owners. In the event the Company failed to file the registration statement by July 25, 2007 or failed to cause this registration statement to be declared effective by the Securities and Exchange Commission (“SEC”) by November 7, 2007, or if the registration statement ceases to be effective at any time thereafter (subject to customary grace periods equal to 90 days in any 12 month period), the Company would incur liquidated damages in an amount equal to $50,000 for the first month that such default remains uncured, $75,000 for the second month that such default remains uncured and $100,000 per month for each month that such default remains uncured thereafter (pro rated for periods that are less than 30 days in duration). The Company filed the registration statement on October 10, 2007 which was declared effective by the SEC on October 16, 2007. The Company has the accrued for estimated damages to date.

4.	Restricted Cash

	September 30,	March 31,
	2007	2007

Restricted cash consists of:
Security deposits under operating leases	$1,659,942	$1,602,963
Escrow deposits under mortgage loan agreement	—	832,178

	1,659,942	2,435,141
Less: current portion	—	(832,178)

	$1,659,942	$1,602,963

5.	Accounts Receivable

	September 30,	March 31,
	2007	2007

Accounts receivable consists of:
Accounts receivable	$31,739,432	$21,989,647
Unbilled revenue	3,451,583	2,797,332
Allowance for doubtful accounts	(1,066,163)	(1,200,508)

	$34,124,852	$23,586,471

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Unbilled revenue consists of revenues earned for which the customer has not been billed.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.	Prepaid Expenses and Other Assets

	September 30,	March 31,
	2007	2007

Prepaid expenses and other assets consists of:
Prepaid expenses	$2,675,244	$1,311,820
Deferred installation costs	4,669,370	4,327,300
Deposits	2,565,828	2,536,490
Interest and other receivables	749,412	499,788
Other assets	1,452,237	1,849,573

	12,112,091	10,524,971
Less: current portion	(5,965,428)	(5,085,263)

	$6,146,663	$5,439,708

7.	Property and Equipment

	September 30,	March 31,
	2007	2007

Property and equipment consists of:
Land	$24,172,193	$14,575,176
Building	55,335,724	55,335,724
Building and leasehold improvements	57,662,994	54,125,101
Machinery and equipment	47,192,310	38,296,663
Construction in progress	6,650,187	—
Office equipment, furniture and fixtures	22,022,232	12,125,967

	213,035,640	174,458,631
Less accumulated depreciation and amortization	(43,918,995)	(36,521,677)

	$169,116,645	$137,936,954

Property and equipment

Property and equipment are stated at the Company’s original cost or fair value for acquired property and equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years for non-data center equipment, furniture and fixtures and five to twenty years for data center equipment and building improvements. Building and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset or improvement, which averages fifteen years. The NAP of the Americas building, owned by the Company, is depreciated over the estimated useful life of the building, which is thirty nine years. Costs for improvement and betterments that extend the life of assets are capitalized. Maintenance and repair expenditures are expensed as incurred. Construction in progress includes direct and indirect expenditures for the construction and expansion associated with the NAP of the Capital Region in Virginia and is stated at original cost.

On September 4, 2007, the Company acquired two parcels of real property, including two buildings, in Santa Clara, California that are adjacent to the Company’s current facilities. The Company intends to build a data center on these two properties. The Company has not determined if there is any use for the two existing buildings and as such the entire purchase price has been preliminarily allocated to the land.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.	Intangibles

	September 30,	March 31,
	2007	2007

Intangibles consist of:
Customer base	$8,300,000	$1,800,000
Technology	6,629,338	2,400,000
Trademarks	4,100,000	—
Non-compete agreements	100,000	—

	19,129,338	4,200,000
Accumulated amortization	(2,306,876)	(1,300,000)

	$16,822,462	$2,900,000

The Company expects to record amortization expense associated with these intangible assets as follows:

	Customer		Non-Compete
	Base	Technology	Agreements

2008	$496,250	$722,934	$16,667
2009	992,500	1,445,868	33,333
2010	992,500	1,341,582	33,333
2011	992,500	845,868	4,727
2012	992,500	845,868	—
Thereafter	2,841,110	124,922	—

	$7,307,360	$5,327,042	$88,060

9.	Accounts Payable and Other Current Liabilities

	September 30,	March 31,
	2007	2007

Accounts payable and other current liabilities consists of:
Accounts payable	$10,896,536	$11,721,406
Accrued expenses	15,419,541	12,994,896
Current portion of deferred revenue	5,404,377	2,766,984
Customer prepayments	1,500,381	2,269,352

	$33,220,835	$29,752,638

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.	Mortgage Payable

Mortgage payable consists of:

	September 30,	March 31,
	2007	2007

First Lien Credit Agreement, face value of $150 million, due August 15, 2012. Principal of $375,000 is payable quarterly. Interest is payable monthly at LIBOR plus 3.75% at the election of the Company. (Effective interest rate of 10.0%)	$148,873,353	$—
Second Lien Credit Agreement, face value of $100 million, due February 2, 2013. Interest is payable at LIBOR plus 7.75% at the election of the Company. (Effective interest rate of 14.0%)	100,136,244	—
Citigroup Global Markets, face value of $49 million, due February 2009. Interest is payable annually at greater of 6.75% or LIBOR plus 4.75%. (Effective interest rate of 10.7%)	—	46,322,515

	249,009,597	46,322,515

Less: current portion	(1,500,000)	(791,304)

	$247,509,597	$45,531,211

On July 31, 2007, the Company entered into term loan financing arrangements in the aggregate principal amount of $250 million, composed of two term loan facilities, including a $150,000,000 first lien credit agreement (“First Lien Agreement”) and a $100,000,000 second lien credit agreement (“Second Lien Agreement”, the First Lien Agreement and the Second Lien Agreement collectively, the “Credit Agreements”) among the Company, as borrower and Credit Suisse as principal agent in the First Lien Agreement and as administrative agent and collateral agent in the Second Lien Agreement and the lenders from time to time party thereto (initially Credit Suisse and Tennenbaum Capital Partners, LLC). Interest on the First Lien Agreement will be based, at the periodic election of the Company, on an adjusted LIBOR rate plus 3.75% or at a rate based on the federal funds rate plus 2.75%. Interest on the Second Lien Agreement will be based, at the periodic election of the Company, on an adjusted LIBOR rate plus 7.75% or at a rate based on the federal funds rate plus 6.75%. With respect to the loans extended under the Second Lien Agreement, within the first two years, the Company may elect to capitalize and add to the principal of such loans interest to the extent of 4.5% of the LIBOR rate loans or 3.5% of the federal funds rate loans. Principal payments of $375,000 are due quarterly on the First Lien Agreement and the principal for the Second Lien Agreement is due at maturity.

The loans extended under the First Lien Agreement may be prepaid at any time without penalty. The loans extended under the Second Lien Agreement may not be prepaid on or prior to the first anniversary of the closing date. After such first anniversary, the loans extended under the Second Lien Agreement may be prepaid if accompanied by a premium in an amount equal to 2.0% of the aggregate outstanding principal if prepaid between the first and second anniversaries of the closing date, 1.0% of the aggregate outstanding principal if prepaid between the second and third anniversaries of the closing date and no premium if prepaid after the third anniversary of the closing date.

The loan proceeds were used to satisfy and pay all of the Company’s outstanding secured indebtedness, including (i) the senior secured notes, with a face value of $30.0 million, held by Falcon Mezzanine Partners, LP and affiliates of AlpInvest, N.V., (ii) the Series A Notes, with a face value of $10.0 million, held by Credit Suisse, (iii) the $13.25 million capital lease facility provided to the Company by Credit Suisse, of which $4.6 million was drawn at July 31, 2007 and (iv) the senior mortgage loan, with a face value of $49.0 million, initially extended to the Company by Citigroup Global Markets Realty Corp and subsequently assigned to Wachovia, N.A.. The Company paid prepayment premiums in amounts equal to $1.7 million and $1.1 million

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

to the Falcon Investors and Wachovia, respectively, in connection with these financing transactions. The Company anticipates using the remainder of the proceeds to fund capital expenditures to support the Company’s data center expansion plans and to provide working capital.

The payoff of the senior secured notes with a face value of $30.0 million and the senior mortgage loan with a face value of $49.0 million was treated as a debt extinguishment. The early extinguishment of these debt instruments resulted in a loss of approximately $8.5 million for the three months ended September 30, 2007. The loss included $2.8 million of prepayment penalties, $0.2 million of additional financing charges, $1.3 million of unamortized deferred financing costs and $4.2 million of unamortized discount related to the extinguished debt that were written off.

The payoff of the Series A Notes with a face value of $10.0 million and the $13.25 million capital lease facility, of which $4.6 million was drawn at July 31, 2007, was treated as a modification of debt instruments, in accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”), as Credit Suisse was the creditor on these debt instruments as well as the creditor on the First Lien Agreement. In accordance with EITF 96-19, the modification of the Credit Suisse related debt instruments was not determined to be a substantial modification. As a result, unamortized debt issuance costs and debt discounts related to the modified debt are allocated to the new debt and amortized over the term of the new debt. At July 31, 2007, unamortized debt issuance costs amounting to $0.7 million related to the Series A Notes and the Capital Lease Facility were allocated $0.6 million to the First Lien Agreement and $0.1 million to the Second Lien Agreement. In addition, the Company incurred $8.9 million of additional debt issuance costs which were allocated $4.8 million to the First Lien Agreement and $4.1 million to the Second Lien Agreement. The Company is amortizing the debt issuance costs using the effective interest method over the term of the respective Lien Agreement to which the debt issuance costs were allocated. For the three months ended September 30, 2007, the Company amortized $0.2 million of these debt issuance costs.

At July 31, 2007, the unamortized debt discount amounting to $0.9 million related to the Series A Notes and the Capital Lease Facility was allocated $0.8 million to the First Lien Agreement and $0.1 million to the Second Lien Agreement. The Second Lien Agreement also had a discount of $0.5 million. The Company is amortizing the debt discount using the effective interest method over the term of the respective Lien Agreement to which the debt discount was allocated. For the three months ended September 30, 2007, the Company amortized less than $0.1 million of this debt discount.

As the modification of the Credit Suisse debt instruments was not determined to be a substantial modification, fees paid to third parties were expensed. For the three months ended September 30, 2007, the Company expensed $1.2 million of charges consisting primarily of title and legal fees which are included in other expenses.

In connection with the December 31, 2004 purchase of the NAP of the Americas building, the Company issued to Citigroup Global Markets Realty Corp., for no additional consideration, warrants to purchase an aggregate of 500,000 shares of the Company’s common stock. Those warrants expire on December 31, 2011 and are divided into four equal tranches that differ only in respect of the applicable exercise prices, which are $6.80, $7.40, $8.10 and $8.70, respectively. The warrants were valued at approximately $2.2 million, which was recorded as a discount to the debt principal. Proceeds from the issuance of the mortgage note payable and the warrants were allocated based on their relative fair values. The costs related to the issuance of the mortgage loan were capitalized and amounted to approximately $1.6 million. At July 31, 2007 there was $0.6 million and $0.9 million of unamortized debt issuance costs and unamortized debt discount, respectively, related to this loan. These amounts were written off in connection with the early extinguishment of this debt.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.	Convertible Debt

Convertible debt consists of:

	September 30,	March 31,
	2007	2007

9% Senior Convertible Notes, face value of $29.1 and $86.25 million, due June 15, 2009, and convertible into shares of the Company’s common stock at $12.50 per share. Interest at 9% is payable semi-annually, on December 15 and June 15 (Effective interest rate of 26.5% and 23.4%)	$23,384,493	$65,510,191
6.625% Senior Convertible Notes, face value of $57.2 million, due June 15, 2013, and convertible into shares of the Company’s common stock at $12.50 per share. Interest at 6.625% is payable semi-annually, on December 15 and June 15 (Effective interest rate of 6.6%)	57,192,000	—
0.5% Senior Subordinated Convertible Notes, face value of $4.0 million, due June 30, 2009, and convertible into shares of the Company’s common stock at $8.14 per share. Interest at 0.5% is payable semi-annually, on December 1 and July 1 (Effective interest rate of 0.72% and 0.74%)	4,331,479	4,403,874

	$84,907,972	$69,914,065

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

The private exchange offer is an exchange of debt instruments as addressed in EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”). In accordance with EITF 96-19, the exchange of $57.2 million of the 9% Senior Convertible Notes were accounted for as an early extinguishment of debt and the 6.625% Senior Convertible Notes were accounted for as new debt instruments and recorded at $57.2 million on the date of the transaction. The exchange of the 9% Senior Convertible Notes with the 6.625% Senior Convertible Notes resulted in a loss on the early extinguishment of debt of $18.5 million for the six months ended September 30, 2007. The loss included $2.2 million of unamortized deferred financing costs, $13.3 million of the unamortized discount on the 9% Senior Convertible Notes and the write off of $10.8 million of the derivative liability associated with the 9% Senior Convertible Notes that was bifurcated and accounted for separately. In addition, the exchange results in a substantial premium of $13.7 million associated with the fair value of the 6.625% Senior Convertible Notes that was recorded as additional paid-in capital, in accordance with Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The Company utilized the services of an independent valuation consultant to assist in determining the fair value of the 6.625% Senior Convertible Notes.

The 6.625% Senior Convertible Notes bear interest at 6.625% per annum and mature on June 15, 2013. Interest is payable semi-annually, in arrears, on June 15 and December 15 of each year. The 6.625% Senior

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Convertible Notes are convertible into shares of the Company’s common stock, par value $0.001 par value per share at the option of the holders, at $12.50 per share subject to certain adjustments as set forth in the Indenture. The 6.625% Senior Convertible Notes are initially convertible into 4,575,200 shares of the Company’s common stock.

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

The 9% Senior Convertible Notes contained an early conversion incentive for holders to convert their notes into shares of common stock which expired on June 14, 2007. If exercised, the holders would have received the number of common shares to which they are entitled to based on the conversion feature and an early conversion incentive payment in cash or common stock, at the Company’s option, equal to one-half the aggregate amount of interest payable through June 14, 2007. The conversion option, including the early conversion incentive, the equity participation feature and a takeover whole premium due upon a change in control, embedded in the 9% Senior Convertible Notes were determined to be derivative instruments to be considered separately from the debt and accounted for separately. As a result of the bifurcation of the

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

embedded derivatives, the initial carrying value of the 9% Senior Convertible Notes at issuance was approximately $50.8 million. The Company is currently accreting the difference between the face value of the 9% Senior Convertible Notes, as of May 2, 2007, ($57.2 million) and the carrying value to interest expense under the effective interest method on a monthly basis over the life of the 9% Senior Convertible Notes. The early conversion incentive payment related to the 9% Senior Convertible Notes expired on June 14, 2007. See Note 12.

On January 5, 2007, the Company entered into a Purchase Agreement with Credit Suisse, Cayman Islands Branch and Credit Suisse, International (the “Purchasers”), for the sale of (i) $10 million aggregate principal amount of our Senior Subordinated Secured Notes, due June 30, 2009 (the “Series A Notes”) to Credit Suisse, Cayman Islands Branch, (ii) $4 million in aggregate principal amount of our 0.5% Senior Subordinated Convertible Notes, due June 30, 2009 to Credit Suisse, International (the “Series B Notes”) issued pursuant to an Indenture between the Company and The Bank of New York Trust Company, N.A., as trustee (the “Indenture”), and (iii) a capital lease facility commitment letter with Credit Suisse for lease financing in the amount of up to $13.25 million (the “Lease Financing Commitment”) for certain specified properties. The Company is subject to certain covenants and restrictions specified in the Purchase Agreement, including covenants that restrict their ability to pay dividends, make certain distributions or investments and incur certain indebtedness. On July 31, 2007, the Series A Notes and Lease Financing Commitment were paid off in connection with the Company entering into the Credit Agreements. The Company had previously completed a draw down of $4.4 million on the Lease Financing Commitment in order to acquire the use of real property in Culpeper County, Virginia. See Note 10.

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

The Company also paid an arrangement fee (the “Arrangement Fee”) to Credit Suisse, International as consideration for its services in connection with the Series A Notes, Series B Notes and the Lease Financing Commitment in the amount of 145,985 shares of common stock (the “Fee Shares”), which shares had a value of approximately $1.0 million based on then quoted market price of the Company’s common stock. Since the Arrangement Fee was paid with shares of the Company’s common stock, the proceeds including the expected proceeds from the Lease Financing Commitment were allocated to the Series A Notes, the Series B Notes, the Lease Financing Commitment and the Fee Shares based on the relative fair value of each security. The amount

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

allocated to the Series A Notes, the Series B Notes and the Lease Financing Commitment was a discount of $0.2 million, a premium of ($0.1 million) and a discount of $0.9 million, respectively. The relative fair value of the Fee Shares was determined to be approximately $1.0 million. The premiums and discounts are being amortized on a monthly basis over the term of the respective debt instruments using the effective interest rate method. On July 31, 2007 the Series A Notes and the Lease Financing Commitment were paid off. The unamortized debt discount at July 31, 2007 related to the Series A Notes and the Lease Financing Commitment was capitalized in connection with the modification of these debt instruments.
See Note 10 and 13.

The Company also granted Credit Suisse, International certain registration rights pursuant to the Registration Rights Agreement dated January 5, 2007 in connection with the common stock underlying the Series B Notes and the Fee Shares, including the right to have such shares registered with the Securities and Exchange Commission. The Company is required to file a registration statement with the Securities and Exchange Commission covering the shares of its common stock issued to Credit Suisse as an arrangement fee and issuable upon conversion of the Company’s Series B Notes. In the event the Company fails to cause the registration statement to be declared effective by July 4, 2007, or if the registration statement ceases to be effective at any time thereafter (subject to customary grace periods equal to 90 days in any 12 month period), the Company may incur liquidated damages in an amount equal to 0.5% of the total $4.0 million proceeds received for each 30 days such effectiveness failure remains (pro rated for periods that are less than 30 days in duration). The Company filed the registration statement on October 10, 2007 and was declared effective on October 16, 2007. The Company has accrued for the estimated damages to date.

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

The Company’s 9% Senior Convertible Notes contained three embedded derivatives that require separate valuation from the 9% Senior Convertible Notes: a conversion option that includes an early conversion incentive, an equity participation right and a takeover make whole premium due upon a change in control. The Company has estimated that the embedded derivatives related to the equity participation rights and the takeover make whole premium do not have significant value. The early conversion incentive expired on June 14, 2007. The Company has applied the provisions of EITF Issue No. 06-7 “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133” and determined that with the expiration of the early conversion incentive on June 14, 2007, the conversion feature no longer meets the conditions that would require separate accounting as a derivative. The remaining two embedded derivatives do not have significant value. As a result, the Company reclassified $4.3 million of these embedded derivatives, classified as liabilities, to additional paid in capital. This amount represented the fair value of such embedded derivatives, at the time of the expiration of the early conversion incentive. The Company estimated that these embedded derivatives, classified as liabilities, had an estimated fair value of $16.8 million on March 31, 2007. The Company recognized income of $1.5 million for the six months ended September 30, 2007 resulting from the change in the fair value of the conversion option prior to the expiration of the early conversion incentive on June 14, 2007. For the six months ended September 30, 2006, the change of $12.2 million in the estimated fair value of the early conversion incentive was recognized as other income. For the three months ended

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

September 30, 2006, the change in the estimated fair value of these embedded derivatives was $3.3 million and was included within other expenses.

The Company’s Series B Notes contain one embedded derivative that requires separate valuation from the Series B Notes: a call option which provides the Company with the option to redeem the Series B Notes at fixed redemption prices plus accrued and unpaid interest and plus any difference in the fair value of the conversion feature. The Company estimated that this embedded derivative, classified as an asset, had an estimated fair value of $0.3 million on September 30, 2007, $0.3 million on June 30, 2007 and $0.5 million on March 31, 2007. The change in the estimated fair value of the embedded derivative was included within other expenses.

The Company’s 6.625% Senior Convertible Notes contain two embedded derivatives that require separate valuation from the 6.625% Senior Convertible Notes: an equity participation right and a contingent put upon change in control. The Company has estimated that these embedded derivatives do not have significant value.

13.	Notes Payable

Notes payable consists of:

	September 30,	March 31,
	2007	2007

Senior Secured Notes, face value of $30.0 million, due March 2009	$—	$28,488,987
Series A Notes, face value of $10.0 million, due June 30, 2009	—	10,106,281
Capital Lease Facility, due June 30, 2009	—	3,684,443

	$—	$42,279,711

The Series A Notes bore interest at the LIBOR rate, as calculated under terms of the Series A Notes, plus 8.00% (increasing on January 1, 2009 to the LIBOR rate plus 9.00% through the maturity date). All interest under the Series A Notes was “payable in kind” and was added to the principal amount of the Series A Notes. On July 31, 2007, the Series A Notes were paid off in connection with the Company entering into the Credit Agreements. See Note 10. At July 31, 2007, there was $0.2 million and $0.2 million of unamortized debt issuance costs and debt discount, respectively. These amounts were capitalized in connection with the modification of these notes.

On February 15, 2007, the Company completed a draw down on the Lease Financing Commitment by establishing a single-purpose entity that is wholly-owned by the Company, NAP of the Capital Region, LLC (the “NAP Lessee”) to enter into a Participation Agreement (the “Participation Agreement”) with a single-purpose entity designated and structured by Credit Suisse, Culpeper Lessor 2007-1 LLC (the “Lessor”) under the terms of which the Lessor acquired for approximately $4.4 million (the “Purchase Price”) 30 acres of real property in Culpeper County, Virginia and leased this property to NAP Lessee under the terms of a triple net lease (the “Lease”) under which NAP Lessee agreed to bear all rights, obligations, and expenses related to the Property. On July 31, 2007, the Lease Financing Commitment was paid off in connection with the Company entering into the Credit Agreements. See Note 10. At July 31, 2007, there was $0.5 million and $0.7 million of unamortized debt issuance costs and debt discount, respectively. These amounts were capitalized in connection with the modification of this debt.

In connection with the purchase of the NAP of the Americas building on December 31, 2004, the Company issued Senior Secured Notes in an aggregate principal amount equal to $30.0 million and sold 306,044 shares of its common stock valued at $2.0 million to the Falcon Investors. The Senior Secured Notes were collateralized by substantially all of the Company’s assets other than the NAP of the Americas building, bore cash interest at 9.875% per annum and “payment in kind” interest at 3.625% per annum subject to adjustment upon satisfaction of specified financial tests. On July 31, 2007, the Senior Secured Notes were paid off in connection with the Company entering into the Credit Agreements. See Note 10.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company contemporaneously issued to the Falcon Investors, for no additional consideration, warrants to purchase an aggregate of 1.5 million shares of the Company’s common stock. Those warrants expire on December 30, 2011 and are divided into four equal tranches that differ only in respect of the applicable exercise prices, which are $6.90, $7.50, $8.20 and $8.80, respectively. The warrants were valued by a third party expert at approximately $6.6 million, which was recorded as a discount to the debt principal. At July 31, 2007, the unamortized balance of the debt discount amounted to $3.3 million and was written off in connection with the early extinguishment of this debt. In addition, the unamortized balance of debt issuance costs related to this debt amounted to $0.8 million, at July 31, 2007. This amount was written off in connection with the early extinguishment of this debt.

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

In May 2007, the Company issued 1,925,544 shares, valued at $14.7 million, of its common stock in connection with the acquisition of all of the outstanding common stock of a managed host services provider.

Exercise of employee stock options

During the six months ended September 30, 2007, the Company issued 57,003 shares of its common stock in conjunction with the exercise of employee stock options. The exercise price of the options ranged from $2.50 to $6.74, respectively.

Conversion of preferred stock

During the six months ended September 30, 2007, 11 shares of the Company’s Series I preferred stock were converted to 36,667 shares of common stock.

Issuance of nonvested stock

During the six months ended September 30, 2007, the Company issued 40,000 shares of common stock, whose vesting restrictions lapsed, relating to the grant of nonvested stock from November 2006.

Loans issued to employees

In connection with the acquisition of Dedigate, the Company extended loans to certain Dedigate employees to exercise their Dedigate stock options. The Dedigate shares received upon exercise of those options were then exchanged for shares of the Company’s common stock under the terms of the acquisition. The loans are evidenced by full recourse promissory notes, bear interest at 2.50% per annum, matured in August 2007 and are collateralized by the shares of stock acquired with the loan proceeds. The outstanding principal balance on such loans, net of repayments, is reflected as a reduction to stockholders’ equity in the accompanying balance sheets at September 30, 2007 and March 31, 2007. The Company has collected $96,854 on such loans, subsequent to September 30, 2007. The Company intends to exercise its rights to demand payment on the remaining balance.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

15.	Loss Per Share

The following table presents the reconciliation of net loss attributable to common stockholders to the numerator used for diluted loss per share:

	For the Six Months Ended		For the Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net loss attributable to common stockholders	$(36,675,162)	$(240,343)	$(15,721,325)	$(9,605,123)
Adjustments:
Earnings attributable to participating security holders	—	—	—	—
Interest expense, including amortization of discount and debt issue costs	—	7,558,440	—	—
Change in fair value of derivatives embedded within convertible debt	—	(12,218,175)	—	—

Numerator for diluted loss per share:	$(36,675,162)	$(4,900,078)	$(15,721,325)	$(9,605,123)

The following table represents the reconciliation of weighted average shares outstanding to basic and diluted weighted average shares outstanding:

	For the Six Months Ended		For the Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Basic:
Weighted average common shares outstanding — basic	57,775,385	43,698,606	58,377,364	43,719,659

Diluted:
Weighted average common shares outstanding	57,775,385	43,698,606	58,377,364	43,719,659
9% Senior Convertible Notes		6,900,000		—
Early conversion incentive	—	1,540,772	—	—

Weighted average common shares outstanding — diluted	57,775,385	52,139,378	58,377,364	43,719,659

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods indicated:

	For the Six Months Ended		For the Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

9% Senior Convertible Notes	3,124,835	—	2,324,800	6,900,000
Early conversion incentive	219,732	—	—	2,123,398
Common stock warrants	2,364,187	2,637,136	2,364,187	2,637,136
Common stock options	2,356,452	2,210,763	2,356,452	2,210,763
Nonvested stock	490,222	15,300	490,222	15,300
Series I convertible preferred stock	1,075,681	1,135,233	1,073,717	1,099,348
6.625% Senior Convertible Notes	3,775,165	—	4,575,200	—
0.5% Senior Subordinated Convertible Notes	491,400	—	491,400	—
Series H redeemable preferred stock	—	22,072	—	17,791

16.	Share-Based Compensation

On August 9, 2005, the Company’s Board of Directors adopted the 2005 Executive Incentive Compensation Plan (the “Plan”), which was approved by the Company’s stockholders on September 23, 2005. This comprehensive plan superseded and replaced all of the Company’s pre-existing stock option plans. The Compensation Committee has the authority, under the Plan, to grant share-based incentive awards to executives, key employees, directors, and consultants. These awards include stock options, stock appreciation rights or SARS, nonvested stock (commonly referred to as restricted stock), deferred stock, other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property (collectively, the “Awards”). Awards granted generally vest over three years with one third vesting each year from the date of grant and generally expire ten years from the date of grant. On September 28, 2007, the Company’s shareholders approved a proposal to increase the number of shares available to be granted under the plan from 1,000,000 to 4,000,000. There were 2,887,578 unused shares available to be granted under the Plan as of September 30, 2007.

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

The Company has adopted the provisions of and accounts for share-based compensation in accordance with SFAS No. 123(R) and related pronouncements. The Company has elected to apply the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date for all share-based awards made to employees and directors based on the fair value of the award using an option-pricing model and is recognized as expense over the requisite service period, which is generally the vesting period. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

Option Awards

A summary of the Company’s stock option activity as of September 30, 2007, and changes during the six months ended September 30, 2007 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at April 1, 2007	2,426,249	$9.82
Granted	—	—
Exercised	(57,003)	4.66
Forfeited	(12,794)	9.34

Outstanding at September 30, 2007	2,356,452	$9.95	5.86	$(6,556,114)

Exercisable at September 30, 2007	2,006,118	$10.72	5.29	$(7,115,690)

The Company did not grant options during the three and six months ended September 30, 2007 and 2006. As of September 30, 2007, the future compensation expense related to unvested options that will be recognized is approximately $1.2 million. The cost is expected to be recognized over a weighted average period of 2.1 years. The Company recognized approximately $0.4 million and $0.2 million of share-based compensation expense, associated with options, during the six and three months ended September 30, 2007. The total intrinsic value of stock options exercised during the six months ended September 30, 2007 and 2006 was approximately $0.2 million and $59,000, respectively. The intrinsic value is calculated as the difference between the market value on the date of the exercise and the exercise price of the shares.

The following table summarizes information about stock options outstanding and exercisable in various price ranges at September 30, 2007:

		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
	Outstanding	Contractual	Price	Options	Price
Range of Exercise Prices	Options	Life (Years)	(Outstanding)	Exercisable	(Exercisable)

$ 2.50- 5.00	296,950	6.67	$3.99	296,950	$3.99
$ 5.01-10.00	1,615,494	6.58	6.14	1,265,160	6.30
$10.00-20.00	114,121	2.75	14.93	114,121	14.93
$20.01-30.00	14,260	3.08	24.65	14,260	24.65
$30.01-50.00	315,627	2.69	32.59	315,627	32.59

	2,356,452	5.86	$9.95	2,006,118	$10.72

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

The Company has not granted stock options for the six and three months ended September 30, 2007. The assumptions used to value stock options granted during the year ended March 31, 2007 were as follows:

2007

Risk Free Rate	4.54%
Volatility	118%
Expected Term	6 years
Expected Dividends	0%

Nonvested Awards

In accordance with SFAS No. 123(R), the Company records the intrinsic value of the nonvested stock as additional paid-in capital. Share-based compensation expense is recognized ratably over the applicable vesting period. As of September 30, 2007, the future compensation expense related to nonvested stock that will be recognized is approximately $2.3 million. The cost is expected to be recognized over a weighted average period of 2.0 years. The Company recognized approximately $1.0 million and $0.8 million of share-based compensation expense, associated with nonvested stock, for the six and three months ended September 30, 2007. The Company did not grant any shares of nonvested stock in the six months ended September 30, 2006. A summary of the Company’s nonvested stock, as of September 30, 2007 and changes during the six months ended September 30, 2007 is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value

Outstanding at April 1, 2007	455,300	$5.55
Granted	200,022	7.17
Vested	(45,100)	5.52
Forfeited	(60,000)	5.57

Outstanding at September 30, 2007	550,222	$6.14

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17.	Related Party Transactions

Following is a summary of transactions for the six and three months ended September 30, 2007 and 2006 and balances with related parties included in the accompanying balance sheet as of September 30, 2007 and March 31, 2007.

	For the Six		For the Three
	Months Ended		Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Services purchased from related party	$70,828	$463,838	$30,211	$8,739
Interest income from shareholder	9,134	14,136	3,630	6,417
Services provided to related party	44,610	59,155	29,300	23,682
Services from directors	200,000	230,000	100,000	40,000

	September 30,	March 31,
	2007	2007

Other assets	$380,438	$422,467
Note receivable — related party	198,519	191,525

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

The Company’s Chairman and Chief Executive Officer has a minority interest in Fusion Telecommunications International, Inc. (“Fusion”) and was formerly a member of its board of directors. In addition, the Chairman of Fusion is a member of the Company’s board of directors. The Company purchased $0.5 million in services from Fusion for the six months ended September 30, 2006.

18.	Revenues

	For the Six Months Ended		For the Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues consist of:
Colocation	$27,103,647	$18,584,558	$13,981,081	$9,398,509
Managed and professional services	46,244,985	20,284,895	27,224,344	10,414,358
Exchange point services	5,888,158	4,062,068	3,086,775	2,149,323
Equipment resales	1,372,265	2,605,248	1,076,285	2,171,913
Other	—	50,715	—	50,000

	$80,609,055	$45,587,484	$45,368,485	$24,184,103

Total arrangement consideration for managed web hosting solutions may include the procurement of equipment. Amounts allocated to equipment sold under these arrangements and included in managed and

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

professional services were $1.7 million and $0.7 million for the six and three months ended September 30, 2007 and $0.8 million and $0.5 million for the six and three months ended September 30, 2006.

19.	Information About the Company’s Operating Segments

As of September 30, 2007 and March 31, 2007, the Company had two reportable business segments, data center operations and real estate services. The Company’s reportable segments are strategic business operations that offer different products and services. The data center operations segment provides Tier 1 NAP, Internet infrastructure and managed services in a data center environment. This segment also provides NAP development and technology infrastructure buildout services. All other real estate activities are included in real estate services. The real estate services segment provides construction and property management services. The Company had no activity in the real estate segment for the three and six months ended September 30, 2007 and the year ended March 31, 2007.

20.	Supplemental Cash Flow Information

	For the Six Months Ended
	September 30,
	2007	2006

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,049,541	$7,946,602
Non-cash operating, investing and financing activities:
Warrants issued	—	92,988
Assets acquired under capital leases	868,784	955,826
Conversion of preferred stock to equity	—	2,279
Non-cash preferred dividend	403,563	325,800
Stock tendered in payment for services	—	64,570
Expiration of warrants	1,380,000	397,950
Net assets acquired in exchange for common stock	14,668,794	—
Changes in accrued property and equipment	2,139,522	3,182,015

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Recent Events

On July 31, 2007, we completed a debt financing agreement with Credit Suisse and Tennenbaum Capital Partners for a total of $250.0 million. The first term loan, due July 2012, is a $150.0 million loan secured by a first priority lien on substantially all of our assets and bears annual cash interest at LIBOR plus 3.75%. The second term loan, due January 2013, is a $100.0 million loan secured by a second priority lien on substantially all of our assets and bears annual cash interest at LIBOR plus 7.75%, including a “payable-in-kind” portion of 4.5% annually to be added to the principal. A portion of the proceeds was used to repay all of our outstanding secured debt and the remainder will be used to fund capital expenditures to support our expansion plan and for working capital. See Liquidity and Capital Resources below for details.

On May 24, 2007, we acquired privately-held Data Return, LLC, a leading provider of enterprise-class technology hosting solutions, from Saratoga Partners, for an aggregate purchase price of $85.0 million, which is comprised of $70.0 million in cash and approximately $15.0 million of our common stock. The acquisition of Data Return’s technology, customers and team of employees complements our existing team and service delivery platforms, and, we believe, better positions us to capture the market demand we expect for virtualized IT solutions. The addition of Data Return’s innovative virtualized hosting and service delivery platforms are a strategic fit with our network rich colocation and managed service business and should allow us to realize significant synergies. Some of the strategic value points of the Data Return acquisition are:

•	Accelerates growth of the managed hosting business in the U.S. market by adding significant enterprise-class hosting capabilities to our existing service offerings

•	In Gartner’s most recent North American Web Hosting Industry report, Data Return was positioned in the Leader’s Quadrant

•	Complements our acquisition of Dedigate, N.V., in 2005

•	Over 230 dedicated team members focused on delivering enterprise class hosting services

•	Data Return’s utility computing platform Infinistructure is highly scalable and can be easily deployed in new locations

•	Data Return’s proprietary service delivery platform digitalOps® can be leveraged across all of Terremark’s managed services

•	Robust utility computing and disaster recovery capabilities

•	Highly knowledgeable and experienced solution oriented sales force with a national footprint

Our Business

We operate Internet exchange points from which we provide colocation, interconnection and managed services to government and commercial sectors. We deliver our portfolio of services from ten locations in the U.S., Europe and Latin America. Our flagship facility, the NAP of the Americas, located in Miami, Florida, is the model for our carrier-neutral Internet exchanges and is designed and built to disaster-resistant standards with maximum security to house mission-critical infrastructure. Our secure presence in Miami, a key gateway to North American, Latin American and European telecommunications networks, has enabled us to establish customer relationships with several U.S. federal government agencies, including the Department of State and the Department of Defense. We have been awarded sole-source contracts, for which only one source of the required services is believed to be available, with the U.S. federal government, which we believe will allow us to both further penetrate the government sector and continue to attract federal information technology providers. As a result of our fixed cost operating model, we believe that incremental customers and revenues will result in improved operating margins and increased profitability.

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

The immediate proximity of our facilities to major fiber routes with access to North America, Latin America and Europe has attracted numerous telecommunications carriers, such as AT&T, Global Crossing, Latin America Nautilus (a business unit of Telecom Italia), Level 3 Communications, Sprint Communications and T-Systems (a business unit of Deutsche Telecom), to colocate their equipment with us in order to better service their customers. This network density, which allows our customers to reduce their connectivity costs, combined with the security of our facilities, has attracted government sector customers, including Blackbird Technologies, the City of Coral Gables, Florida, Miami-Dade County, Florida, SRA International and the United States Southern Command. Additionally, we have had success in attracting content providers and enterprises such as Citrix, CBS Digital Media, Google, LEGO, Internap, Miniclip, NTT/Verio, VeriSign, Bacardi USA, Corporación Andina de Fomento, Florida International University, Jackson Memorial Hospital of Miami and Steiner Leisure.

Our managed hosting services are largely for transactional applications; primarily web sites, extranets, intranets and client server applications. We are responsible for and accountable for the performance, reliability, security and scalability of these systems, and the customer or customers’ application development partner is responsible for maintaining the custom application environment. These hosting services are provided to businesses seeking to outsource or gain operational assistance with the deployment, maintenance, and support of custom application infrastructure. These services include providing, configuring, operating, and maintaining the hardware, software, and network technologies necessary to implement and support these websites.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2007 as Compared to the Three Months Ended September 30, 2006.

Revenue.  The following charts provide certain information with respect to our revenues:

	For the Three Months Ended September 30,
	2007	2006

U.S. Operations	87%	85%
Outside U.S.	13%	15%

	100%	100%

Revenues consist of:

	For the Three Months Ended September 30,
	2007		2006

Colocation	$13,981,081	31%	$9,398,509	39%
Managed and professional services	27,224,344	60%	10,414,358	43%
Exchange point services	3,086,775	7%	2,149,323	9%
Equipment resales	1,076,285	2%	2,171,913	9%
Other	—	0%	50,000	0%

	$45,368,485	100%	$24,184,103	100%

The increase in revenues is mainly due to both an increase in our deployed customer base and an expansion of services to existing customers. Our deployed customer base increased from 542 customers as of September 30, 2006 to 890 customers as of September 30, 2007. Revenues consist of:

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

Our utilization of total net colocation space increased to 20.9% as of September 30, 2007 from 15.7% as of September 30, 2006. Our utilization of total net colocation space represents the percentage of space billed versus total space available for customers.

The increase in managed and professional services is mainly due to an increase of approximately $15.1 million in managed hosting services, including $14.3 million generated by a hosting services provider acquired in May 2007. The remainder of the increase is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.

The increase in exchange point services is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased 6,119 as of September 30, 2007 from 4,865 as of September 30, 2006.

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

Cost of Revenues.  Costs of revenues increased $10.5 million to $25.3 million for the three months ended September 30, 2007 from $14.8 million for the three months ended September 30, 2006. Cost of revenues consist mainly of operations personnel, fees to third party service providers, procurement of connectivity and equipment, technical and colocation space rental costs, electricity, chilled water, insurance, property taxes, and security services. The increase is mainly due to increases of $5.0 million in managed services costs and $3.7 million in personnel costs. We also had increases in certain variable costs such as electricity, chilled water costs and maintenance as a result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.

The $5.0 million increase in managed service costs is consistent with increase in related revenues and includes a $3.8 million increase in fees to third party service providers and a $1.2 million increase in connectivity procurement costs. The $3.7 million increase in personnel costs is mainly due to operations and engineering staffing levels increasing from 181 employees as of September 30, 2006 to 411 employees as of September 30, 2007. This increase is mainly attributed to the acquisition of a hosting services provider in May 2007 and the expansion of operations in Virginia and California.

General and Administrative Expenses.  General and administrative expenses increased $4.9 million to $8.5 million for the three months ended September 30, 2007 from $3.6 million for the three months ended September 30, 2006. General and administrative expenses consist primarily of administrative personnel, professional service fees, rent, and other general corporate expenses. The increase in general and administrative expenses is mainly due to increases in administrative personnel costs of $2.8 million and professional fees of $1.0 million. Personnel costs include payroll and share-based compensation, including share-settled liabilities. The $2.8 million increase in administrative personnel is the result of an increase in headcount from 85 employees as of September 30, 2006 to 181 employees as of September 30, 2007. This increase is mainly attributed to the acquisition of a hosting services provider in May 2007, the expansion of operations in Virginia and California and the expansion of our corporate infrastructure, including planning and information systems resources to manage the existing customer base and plan anticipated business growth. The $1.0 million increase in professional fees includes accounting, consulting and legal services and was mostly attributable to the integration of a hosting services provider acquired in May 2007. Other general corporate expenses such as travel, telecommunications, software, hardware and facilities rent increased also as a result of the increase in headcount. We expect our general and administrative expenses to remain between $8.0 and $8.5 million on a quarterly basis for the foreseeable future.

Sales and Marketing Expenses.  Sales and marketing expenses increased $2.9 million to $5.5 million for the three months ended September 30, 2007 from $2.6 million for the three months ended September 30, 2006. The increase is primarily due to an increase in sales personnel from 54 employees as of September 30, 2006 to 79 employees as of September 30, 2007 and an increase in sales bookings. We expect our sales and marketing expenses to remain between $5.0 and $6.0 million on a quarterly basis for the foreseeable future.

Depreciation and Amortization Expenses.  Depreciation and amortization expense increased $1.9 million to $4.6 million for the three months ended September 30, 2007 from $2.7 million for the three months ended September 30, 2006. The increase is the result of necessary capital expenditures to support our business growth and the acquisition of a hosting services provider in May 2007.

Change in Fair Value of Derivatives Embedded within Convertible Debt.  Our 9% Senior Convertible Notes, 6.625% Senior Convertible Notes and our Series B Notes contain embedded derivatives that require separate valuation. We recognize these embedded derivatives as assets or liabilities in our balance sheet, measure them at their estimated fair value and recognize changes in the estimated fair value of the derivative instruments in earnings. The Company has estimated that the embedded derivatives related to the equity participation rights and the takeover make whole premium do not have significant value. The early conversion incentive expired on June 14, 2007. As a result, the Company reclassified $4.3 million of these embedded derivatives, classified as liabilities, to additional paid in capital. This amount represented the fair value of such embedded derivatives at the time of the expiration of the early conversion incentive. We also recognized income of $1.5 million from the change in estimated fair value of the embedded derivatives prior to the expiration of the early conversion incentive. For the three months ended September 30, 2006, we recognized an expense of $3.3 million due to the change in the fair value of our embedded derivatives.

We do not expect the embedded derivative associated with our Series B Notes to have a material effect on the results of our operations.

Interest Expense.  Interest expense increased $1.8 million to $8.7 million for the three months ended September 30, 2007 from $6.9 million for the three months ended September 30, 2006. This increase is primarily due an increase in outstanding debt balance. On July 31, 2007, we entered into new term loan financing arrangements in the aggregate principal amount of $250.0 million. A portion of the proceeds were used to pay off approximately $96.3 million of old debt.

Interest Income.  Interest income increased $1.2 million to $1.4 million for the three months ended September 30, 2007 from $0.2 million for the six months ended September 30, 2006. On July 31, 2007, we entered into new term loan financing arrangements in the aggregate principal amount of $250.0 million. A portion of the proceeds were used to pay off approximately $96.3 million of old debt. Net proceeds increased our average cash and cash equivalent balances for the period.

Other financing charges.  In the three months ended September 30, 2007, we expensed $1.2 million of financing charges consisting of title and legal fees. These charges were expensed after determining that our new term loan of $250.0 million was not a substantial modification of our existing Credit Suisse debt instruments.

Results of Operations for the Six Months Ended September 30, 2007 as Compared to the Six Months Ended September 30, 2006.

Revenues.  The following charts provide certain information with respect to our revenues:

	For the Six Months Ended September 30,
	2007	2006

U.S. Operations	86%	85%
Outside U.S.	14%	15%

	100%	100%

Revenues consist of:

	For the Six Months Ended September 30,
	2007		2006

Colocation	$27,103,647	34%	$18,584,558	41%
Managed and professional services	46,244,985	57%	20,284,895	44%
Exchange point services	5,888,158	7%	4,062,068	9%
Equipment resales	1,372,265	2%	2,605,248	6%
Other	—	0%	50,715	0%

	$80,609,055	100%	$45,587,484	100%

The increase in revenues is mainly due to both an increase in our deployed customer base and an expansion of services to existing customers. Our deployed customer base increased from 542 customers as of September 30, 2006 to 890 customers as of September 30, 2007. Revenues consist of:

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

Our utilization of total net colocation space increased to 20.9% as of September 30, 2007 from 15.7% as of September 30, 2006. Our utilization of total net colocation space represents the percentage of space billed versus total space available for customers.

The increase in managed and professional services is mainly due to an increase of approximately $22.3 million in managed web hosting services, including $20.0 million generated by a hosting services provider acquired in May 2007. The remainder of the increase is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.

The increase in exchange point services is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased 6,119 as of September 30, 2007 from 4,865 as of September 30, 2006.

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

Cost of Revenues.  Costs of revenues increased $17.8 million to $44.3 million for the six months ended September 30, 2007 from $26.5 million for the six months ended September 30, 2006. Cost of revenues consist mainly of operations personnel, fees to third party service providers, procurement of connectivity and equipment, technical and colocation space rental costs, electricity, chilled water, insurance, property taxes, and security services. The increase is mainly due to increases of $7.4 million in managed services costs, and $5.6 million in personnel costs. We also had increases of $2.5 million in certain variable costs such as electricity, chilled water costs and maintenance primarily as a result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.

The $7.4 million increase in managed service costs is consistent with increases in related revenues and includes a $5.4 million increase in fees to third party service providers and a $2.0 million increase in connectivity procurement costs. The $5.6 million increase in personnel costs is mainly due to operations and engineering staffing levels increasing from 181 employees as of September 30, 2006 to 411 employees as of September 30, 2007. This increase is mainly attributed to the acquisition of a hosting services provider in May 2007 and the expansion of operations in Virginia and California.

General and Administrative Expenses.  General and administrative expenses increased $7.2 million to $14.9 million for the six months ended September 30, 2007 from $7.7 million for the six months ended September 30, 2006. General and administrative expenses consist primarily of administrative personnel, professional service fees, rent, and other general corporate expenses. The increase in general and administrative expenses is mainly due to an increase in administrative personnel costs of $4.8 million. Personnel costs include payroll and share-based compensation, including share-settled liabilities. The $4.8 million increase in administrative personnel is the result of an increase in headcount from 85 employees as of September 30, 2006 to 181 employees as of September 30, 2007. This increase is mainly attributed to the acquisition of a hosting services provider in May 2007, the expansion of operations in Virginia and California and the expansion of our corporate infrastructure, including planning and information systems resources to manage the existing customer base and plan anticipated business growth.

Sales and Marketing Expenses.  Sales and marketing expenses increased $4.0 million to $9.3 million for the six months ended September 30, 2007 from $5.3 million for the six months ended September 30, 2006. The increase is primarily due to an increase in sales personnel from 54 employees as of September 30, 2006 to 79 employees as of September 30, 2007 and an increase in sales bookings.

Depreciation and Amortization Expenses.  Depreciation and amortization expense increased $2.9 million to $8.3 million for the six months ended September 30, 2007 from $5.4 million for the six months ended September 30, 2006. The increase is the result of necessary capital expenditures to support our business growth.

Change in Fair Value of Derivatives Embedded within Convertible Debt.  Our 9% Senior Convertible Notes and our Series B Notes contain embedded derivatives that require separate valuation. We recognize these embedded derivatives as assets or liabilities in our balance sheet, measure them at their estimated fair value and recognize changes in the estimated fair value of the derivative instruments in earnings. The Company has estimated that the embedded derivatives related to the equity participation rights and the takeover make whole premium do not have significant value. The early conversion incentive expired on June 14, 2007. As a result, the Company reclassified $4.3 million of these embedded derivatives, classified as liabilities, to additional paid in capital. This amount represented the fair value of such embedded derivatives at the time of the expiration of the early conversion incentive. We also recognized income of $1.5 million from the change in estimated fair value of the embedded derivatives prior to the expiration of the early conversion incentive. For the six months ended September 30, 2006, we recognized a gain of $12.2 million due to the change in fair value of our embedded derivatives.

We do not expect the changes in fair value of the embedded derivative associated with our Series B Notes to have a significant effect on the results of our operations.

Interest Expense.  Interest expense increased $2.0 million to $15.5 million for the six months ended September 30, 2007 from $13.5 million for the six months ended September 30, 2006. This increase is primarily due an increase in outstanding debt balance. On July 31, 2007, we entered into new term loan financing arrangements in the aggregate principal amount of $250.0 million. A portion of the proceeds were used to pay off approximately $96.3 million of old debt.

Interest Income.  Interest income increased $1.8 million to $2.3 million for the six months ended September 30, 2007 from $0.5 million for the six months ended September 30, 2006. On July 31, 2007, we entered into new term loan financing arrangements in the aggregate principal amount of $250.0 million. A portion of the proceeds were used to pay off approximately $96.3 million of old debt. Net proceeds increased our average cash and cash equivalent balances for the period.

Other financing charges.  In the six months ended September 30, 2007, we expensed $1.2 million of financing charges consisting primarily of title and legal fees. These charges were expensed after determining that our new term loan of $250.0 million was not a substantial modification of our existing Credit Suisse debt instruments.

Liquidity and Capital Resources

For the six months ended September 30, 2007, we generated income from operations of $3.8 million and a net loss of $36.3 million. Prior to the year ended March 31, 2007, we incurred losses from operations in each quarter and annual period dating back to our merger with AmTec, Inc. Our working capital increased from $3.5 million at September 30, 2006 to $148.0 million at September 30, 2007.

Sources and Uses of Cash

Cash used in operations for the six months ended September 30, 2007 was approximately $9.4 million as compared to cash used in operations of $0.1 million for the six months ended September 30, 2006. We used cash to primarily fund our operations, including cash interest payments on our debt. The increase in cash used in operations of $9.3 million is mainly due to the timing of vendor payments.

Cash used in investing activities for the six months ended September 30, 2007 was $96.0 million compared to cash used in investing activities of $7.4 million for the six months ended September 30, 2006, an increase of $88.6 million. This increase is primarily due to the acquisition of a hosting services provider in May 2007 and the capital expenditures related to build outs of additional space in our Miami facility and our expansion in Virginia and California.

Cash provided by financing activities for the six months ended September 30, 2007 was $144.4 million compared to cash used in financing activities of $1.5 million for the six months ended September 30, 2006, an increase of $145.9 million. The increase in cash provided by financing activities is primarily due to the proceeds from our $250.0 million term financing arrangement dated July 31, 2007, offset by $99.8 million in repayments of old notes and mortgage payables and $8.8 in debt issuance costs. In addition, we issued of 608,500 shares of our common stock in April 2007, pursuant to the underwriter’s exercise of their over-allotment option of the 11,000,000 shares we sold in our March 2007 offering.

Liquidity

Over the past six months, we have executed a three step financing plan. The first step was completed in March and April 2007 when we raised approximately $87.2 million in net proceeds of equity offerings. The second step was completed in May 2007 when we effected a private exchange in which a majority of our 9% Senior Convertible Notes were exchanged for 6.625% Senior Convertible Notes with an extended maturity date of June 2013. The notes retained the conversion price of $12.50 per share. The third step was the July 31, 2007 refinancing of our existing mortgage debt and senior secured notes. Our NAP of the Americas facility in Miami was recently appraised at a value of approximately $250.0 million. On July 31, 2007, we entered into two term loan financing arrangements in the aggregate principal amount of $250.0 million. All of the mortgage notes and senior secured notes were paid off and the remainder of the proceeds will be used to fund capital expenditures to support our data center expansion plans and to provide working capital.

New Senior Secured Credit Facilities

On July 31, 2007, we entered into term loan financing arrangements in the aggregate principal amount of $250.0 million. The financing is composed of two term loan facilities, including a $150.0 million first lien credit agreement among Terremark Worldwide, Inc. as borrower, Credit Suisse, as administrative agent and collateral agent, Societe Generale, as syndication agent and the lenders from time to time party thereto, and a $100.0 million second lien credit agreement among Terremark Worldwide, Inc., as borrower and Credit Suisse as administrative agent and collateral agent. Credit Suisse Securities (USA) LLC acted as sole bookrunner and sole lead arranger for each credit agreement. The loan proceeds were used to satisfy and pay all of our outstanding secured indebtedness, including (i) the $30 million of our senior secured notes held by Falcon Mezzanine Partners, LP and affiliates of AlpInvest, N.V., (ii) the $10 million of “Series A” senior subordinated secured notes held by Credit Suisse, (iii) the $13,250,000 capital lease facility provided to us by Credit Suisse, of which $4.6 million was drawn at July 31, 2007 and (iv) the $49 million senior mortgage loan initially extended to us by Citigroup Global Markets Realty Corp and subsequently assigned to Wachovia Bank, N.A.. We paid prepayment premiums in amounts equal to $1,641,021 and $1,122,251 to the Falcon investors and Wachovia, respectively, in connection with these financing transactions. We anticipate using the remainder of the proceeds to fund capital expenditures to support our data center expansion plans and to provide us working capital.

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

The loans under the First Lien Agreement will become due on August 1, 2012 and the loans under the Second Lien Agreements will become due on February 1, 2013. Under certain circumstances the principal amount of the loans extended under the Second Lien Agreement may be increased by $75.0 million, or $100.0 million depending on our financial condition at the time we request such increase, the proceeds from which increase must be used by us to fund certain acquisitions that have been approved by Credit Suisse.

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

As of September 30, 2007, our principal source of liquidity was our $144.0 million in unrestricted cash and cash equivalents and our $34.1 million in accounts receivable. The terms of the First and Second Lien Agreement prohibit us from having cash and cash equivalents less than $10.0 million at any time. We anticipate that the remaining cash coupled with additional debt to fund our planned expansion and our anticipated cash flows generated from operations, will be sufficient to meet our capital expenditures, working capital, debt service and corporate overhead requirements in connection with our currently identified business objectives. Our projected revenues and cash flows depend on several factors, some of which are beyond our control, including the rate at which we provide services, the timing of exercise of expansion options by customers under existing contracts, the rate at which new services are sold to the government sector and the commercial sector, the ability to retain the customer base, the willingness and timing of potential customers in outsourcing the housing and management of their technology infrastructure to us, the reliability and cost-effectiveness of our services and our ability to market our services.

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

As of September 30, 2007 our total liabilities were approximately $384.2 million of which $38.7 million is due within one year.

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

We may redeem some or all of the 9% senior convertible notes for cash at any time if the closing price of our common shares has exceeded 200% of the applicable conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date we mail the redemption notice. If we redeem the 9% senior convertible notes before or after June 15, 2008, the redemption price equals 104.5% or 102.25%, respectively, of their principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus an amount equal to 50% of all remaining scheduled interest payments on the 9% senior convertible notes from, and including, the redemption date through the maturity date.

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

The Series B Notes bear interest at 0.5% per annum for the first 24 months increasing thereafter to 1.50% until maturity. All interest under the Series B Notes is “payable in kind” and is added to the principal amount of the Series B Notes semi-annually. The Series B Notes are convertible into shares of our common stock, $0.001 par value per share at the option of the holders, at $8.14 per share subject to certain adjustments set forth in the Indenture, including customary anti-dilution provisions.

The Series B Notes have a change in control provision that provides to the holders the right to require us to repurchase their notes in cash at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

We may redeem, at our option, all of the Series B Notes on any interest payment date at a redemption price equal to (i) certain amounts set forth in the Indenture (expressed as percentages of the principal amount outstanding on the date of redemption), plus (ii) the amount (if any) by which the fair market value on such date of the Common Stock into which the Series B Notes are then convertible exceeds the principal amount of the Series B Notes on such date, plus (iii) accrued, but unpaid interest if redeemed during certain monthly periods following the closing date.

We also paid an arrangement fee (the “Arrangement Fee”) to Credit Suisse, International as consideration for its services in connection with the Series B Notes, in the amount of 145,985 shares of common stock (the “Fee Shares”), which shares had a value of approximately $1.0 million based on then quoted market price of our common stock. We also granted Credit Suisse, International certain registration rights pursuant to the Registration Rights Agreement dated January 5, 2007 in connection with the Common Stock underlying the Series B Notes and the Fee Shares, including the right to have such shares registered with the Securities and Exchange Commission. We were required to file with the Securities and Exchange Commission a registration statement covering shares of our common stock issued to Credit Suisse as an arrangement fee and issuable upon conversion of our senior subordinated convertible notes. In the event we failed to cause the registration statement to be declared effective by July 4, 2007, or if the registration statement ceases to be effective at any time thereafter (subject to customary grace periods equal to 90 days in any 12 month period), we would incur liquidated damages in an amount equal to 0.5% of the total $4.0 million proceeds received for each 30 days such effectiveness failure remains (pro rated for periods that are less than 30 days in duration). We did not file nor have declared effective the registration statement prior to July 4, 2007. As a result, we are required to pay the above-described liquidated damages to Credit Suisse. These damages stopped accruing when we caused a registration statement covering the Fee Shares to be declared effective by the Securities and Exchange Commission on October 16, 2007. We intend to obtain a waiver from Credit Suisse of all accrued liquidated damages.

Similarly, in connection with the completion of the acquisition of Data Return LLC, we granted to the former members of Data Return certain registration rights pursuant to the Registration Rights Agreement dated May 11, 2007 in connection with the Common Stock received by such members as consideration for their membership interests in Data Return, including the right to have such shares registered with the Securities and Exchange Commission. We were required to file with the Securities and Exchange Commission a registration statement covering the shares of our common stock issued to these former Data Return members. In the event we failed to file the registration statement by July 25, 2007 or we failed to cause this registration statement to be declared effective by the Securities and Exchange Commission by November 7, 2007, or if the registration statement ceases to be effective at any time thereafter (subject to customary grace periods equal to 90 days in any 12 month period), we would incur liquidated damages in an amount equal to $50,000 for the first month that such default remains uncured, $75,000 for the second month that such default remains uncured and $100,000 per month for each month that such default remains uncured thereafter (pro rated for periods that are less than 30 days in duration). We did not file the registration statement prior to July 25, 2007. As a result, we are required to pay the above-described liquidated damages to the former Data Return members. We filed the registration statement on October 10, 2007 and it was declared effective by the SEC on October 16, 2007. We have accrued for estimated damages to date.

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

The breach of any of these covenants could result in a default under our debt and could trigger acceleration of repayment. As of September 30, 2007, we were in compliance with all covenants under the debt agreements, as applicable.

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

The following table represents the minimum future operating and capital lease payments for these commitments, as well as the combined aggregate maturities (principal and interest) for the following obligations for each of the fiscal years ended:

	Capital Lease	Operating	Convertible	Mortgage
	Obligations	Leases	Debt	Payable	Total

2008	$881,406	$3,436,097	$3,202,095	$14,152,114	$21,671,712
2009	1,422,527	6,330,166	6,404,190	28,592,492	42,749,375
2010	939,544	5,426,675	37,571,001	28,970,225	72,907,445
2011	430,570	5,281,795	3,788,970	28,880,406	38,381,741
2012	156,083	4,448,671	3,788,970	28,819,880	37,213,604
Thereafter	—	29,372,036	61,928,214	268,741,202	360,041,452

	$3,830,130	$54,295,440	$116,683,440	$398,156,319	$572,965,329

See Liquidity above.

Litigation

On May 14, 2007, we filed an action for declaratory relief against Strategic Growth International, Inc., (“SGI”), an investor relations firm formerly engaged by us, in the Circuit Court of the 11th Judicial Circuit in Miami-Dade County Florida. The declaratory action requests that the Court determine whether SGI properly exercised certain warrants issued to it in 2002, and if so, in what quantity and what price. Our position is that SGI failed to properly exercise the warrants, and that such failure cannot be cured because the warrants have since expired, and even if SGI did exercise the warrants, SGI was not entitled to the number of shares claimed upon exercise. On May 17, 2007, SGI filed an action in the Supreme Court of the State of New York in connection with the purported warrant exercise and our position with respect to this exercise. In the lawsuit, SGI alleges (i) violations under Rule 10b-5 of the Securities Exchange Act of 1934, as amended, against certain of our senior executive officers; (ii) breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment against us; and (iii) negligence, negligent misrepresentation, intentional concealment, and negligent nondisclosure against us and certain senior executive officers. SGI also seeks a declaratory judgment that it properly exercised the warrants. We believe the claims are without merit and that we have a number of defenses to this action. We intend to vigorously defend ourselves against these claims.

From time to time, we are involved in various other litigations relating to claims arising out of the normal course of business. These claims are generally covered by insurance. We are not currently subject to any other litigation which singularly or in the aggregate could reasonably be expected to have a material adverse effect on our financial position or results of operations.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies,” in the accompanying condensed consolidated financial statements for a discussion of Recent Accounting Pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have not entered into any financial instruments for trading purposes. However, the estimated fair value of the derivatives embedded within our 9% Senior Convertible Notes, 6.625% Senior Convertible Notes, and Series B Notes create a market risk exposure resulting from changes in the price of our common stock, interest rates and our credit rating. We do not expect significant changes in the near term in the two-year historical volatility of our common stock used to calculate the estimated fair value of the embedded derivatives. We do not expect the change in the estimated fair value of the embedded derivative to significantly affect our results of operations and it will not impact our cash flows.

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

To date, approximately 86% of our recognized revenue has been denominated in U.S. dollars, generated mostly from customers in the U.S., and our exposure to foreign currency exchange rate fluctuations has been minimal. In the future, a larger portion of our revenues may be derived from operations outside of the U.S. and may be denominated in foreign currency. As a result, future operating results or cash flows could be impacted due to currency fluctuations relative to the U.S. dollar.

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

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, Terremark carried out an evaluation, under the supervision and with the participation of Terremark’s management, including Terremark’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Terremark’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2007, Terremark’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed in the reports Terremark files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

(b)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

For the six months ended September 30, 2007, we generated income from operations of $3.8 million. Prior to March 31, 2007, we had incurred net losses from operations in each quarterly and annual period since our April 28, 2000 merger with AmTec, Inc. We incurred net losses of $15.0 million, $37.1 million and $9.9 million in the years ended March 31, 2007, 2006 and 2005, respectively. As of September 30, 2007, our accumulated deficit was $336.5 million. We cannot guarantee that we will remain generating income from operations. Given the evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds and gain new customers.

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

During the six months ended September 30, 2007, revenues under contracts with agencies of the U.S. federal government constituted approximately 17% of our revenues. Generally, U.S. government contracts are subject to oversight audits by government representatives, to profit and cost controls and limitations, and to provisions permitting modification or termination, in whole or in part, without prior notice, at the government’s convenience. In some cases, government contracts are subject to the uncertainties surrounding congressional appropriations or agency funding. Government contracts are also subject to specific procurement regulations. Failure to comply with these regulations and requirements could lead to suspension or debarment from future government contracting for a period of time, which could limit our growth prospects and adversely affect our business, results of operations and financial condition. Government contracts typically have an initial term of one year. Renewal periods are exercisable at the discretion of the U.S. government. We may not be successful in winning contract awards or renewals in the future. Our failure to renew or replace U.S. government contracts when they expire could have a material adverse effect on our business, financial condition, or results of operations.

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

During the year ended March 31, 2007, we derived approximately 20% of our revenues from agencies of the federal government. During the six months ended September 30, 2007 and 2006, we derived approximately 17% and 22%, respectively, of our revenues from agencies of the federal government. Because we derive a large percentage of our revenues from a few major customers, our revenues could significantly decline if we lose one or more of these customers or if the amount of business we obtain from them is reduced.

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

For the six months ended September 30, 2007, 14% of our total revenue was generated in countries outside of the United States. Some risks inherent in conducting business internationally include:

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

Our Credit Facilities, Senior Convertible Notes, and Series B Notes contain numerous restrictive covenants.

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

Our failure to comply with the obligations in our Credit Agreements, Senior Convertible Notes, and Series B Notes could result in an event of default under the credit facilities and such notes which, if not cured or waived, could permit acceleration of the indebtedness or our other indebtedness, or result in the same consequences as a default in payment. If the acceleration of the maturity of our debt occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us, which could adversely impact our business, results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

The market for our equity securities has been extremely volatile (ranging from $4.81 per share to $9.10 per share during the 52-week trading period ending September 30, 2007). Our stock price could suffer in the future as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter. The factors that could cause the price of our common stock in the public market to fluctuate significantly include the following:

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

The sale or availability for sale of substantial amounts of our common stock could adversely impact its price. Our certificate of incorporation authorizes us to issue 100,000,000 shares of common stock. On September 30, 2007, there were approximately 58.5 million shares of our common stock outstanding and approximately 16.5 million shares of our common stock reserved for issuance pursuant to our Senior

Convertible Notes, Series B Notes, Series I convertible preferred stock, options, nonvested stock and warrants to purchase our common stock, which consist of:

•	6,900,000 shares of our common stock reserved for issuance upon conversion of our Senior Convertible Notes;

•	491,400 shares of our common stock reserved for issuance upon conversion of our Series B Notes;

•	1,041,333 shares of our common stock reserved for issuance upon conversion of our Series I convertible preferred stock;

•	2,356,452 shares of our common stock issuable upon exercise of options;

•	490,222 shares of our nonvested stock; and

•	2,364,187 shares of our common stock issuable upon exercise of warrants.

Accordingly, a substantial number of additional shares of our common stock are likely to become available for sale in the foreseeable future, which may have an adverse impact on our stock price.

Our common shares are thinly traded and, therefore, relatively illiquid.

As of September 30, 2007, we had 58,480,843 common shares outstanding. While our common shares trade on the NASDAQ, our stock is thinly traded (approximately 0.4%, or 242,006 shares, of our stock traded on an average daily basis during the 52 week trading period ended September 30, 2007) and you may have difficulty in selling your shares quickly. The low trading volume of our common stock is outside of our control, and may not increase in the near future or, even if it does increase in the future, may not be maintained.

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

We held our 2007 Annual Meeting of Stockholders on September 28, 2007. The holders of 58,686,669 shares of our common stock and the holders of 323 share of our Series I convertible preferred stock, representing 1,077,667 common shares, were entitled to vote at the meeting.

At our 2007 Annual Meeting of Stockholders, our stockholders met to consider and vote upon proposals to elect the directors of our Company to hold office for a one year term or until their successors are elected and qualified. Our stockholders also met to approve an increase of 3,000,000 shares of our common stock reserved for issuance under our 2005 Executive Compensation Plan.

Proposal 1:  The following nine individuals were elected as Directors of our company to hold office until their successors are elected and qualified.

	For	Withheld

Manuel D. Medina	31,889,775	4,763,312
Joseph R. Wright, Jr.	28,955,270	7,697,817
Guillermo Amore	31,771,457	4,881,630
Timothy Elwes	35,678,005	975,082
Antonio S. Fernandez	35,681,857	971,230
Arthur L. Money	28,770,021	7,883,066
Marvin S. Rosen	28,770,021	7,883,066
Miguel J. Rosenfeld	35,572,842	1,080,245
Rodolfo A. Ruiz	29,216,811	7,436,276

Proposal 2:  Our stockholders agreed to an increase of 3,000,000 shares of our common stock reserved for issuance under the 2005 Plan.

	For	Against	Abstain

Shares voted	17,916,886	2,182,351	2,860

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November, 2007.

TERREMARK WORLDWIDE, INC.

By:	/s/ MANUEL D. MEDINA
Manuel D. Medina
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2007

By:	/s/ JOSE A. SEGRERA
Jose A. Segrera
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 9, 2007