Form 10-Q
period 2007-12-31
TERREMARK WORLDWIDE INC
filed 2008-02-11
CIK 912890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerated Filer ☐     Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class	Outstanding at January 31, 2008

Common stock, $0.001 par value per share	59,052,736 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2007	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$133,667,186	$105,090,779
Restricted cash	—	832,178
Accounts receivable, net	32,311,286	23,586,471
Prepaid expenses and other current assets	8,769,214	7,701,438

Total current assets	174,747,686	137,210,866
Property and equipment, net	185,779,864	137,936,954
Debt issuance costs, net	10,313,198	5,898,355
Other assets	7,649,834	7,042,671
Capital lease receivable, net of current portion	170,275	1,885,646
Intangibles, net	16,380,526	2,900,000
Goodwill	82,954,661	16,771,189

Total assets	$477,996,044	$309,645,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$3,045,047	$2,221,677
Accounts payable and other current liabilities	36,503,730	29,752,638
Interest payable	597,999	3,663,248

Total current liabilities	40,146,776	35,637,563
Mortgage payable, less current portion	248,372,253	45,531,211
Convertible debt	85,562,769	69,914,065
Derivatives embedded with convertible debt, at estimated fair value	—	16,796,865
Notes payable	—	42,279,711
Deferred rent and other liabilities	7,226,270	5,245,487
Deferred revenue	6,607,588	4,742,258

Total liabilities	387,915,656	220,147,160

Commitments and contingencies	—	—

Stockholders’ equity:
Series I convertible preferred stock: $.001 par value, 312 and 323 shares issued and outstanding (liquidation value of approximately $7.8 million and $8.3 million)	1	1
Common stock: $.001 par value, 100,000,000 shares authorized; 58,601,499 and 55,813,129 shares issued and outstanding	58,601	55,813
Common stock warrants	11,216,638	12,596,638
Additional paid-in capital	417,802,637	377,138,006
Accumulated deficit	(339,958,933)	(300,197,561)
Accumulated other comprehensive income	1,068,230	89,991
Note receivable	(106,786)	(184,367)

Total stockholders’ equity	90,080,388	89,498,521

Total liabilities and stockholders’ equity	$477,996,044	$309,645,681

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended		For the Three Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
		(Unaudited)

Revenues	$130,573,357	$70,256,172	$49,963,582	$24,668,688

Expenses
Cost of revenues, excluding depreciation	70,610,042	39,432,627	26,358,297	12,972,865
General and administrative	23,488,289	12,571,132	8,634,422	4,909,434
Sales and marketing	14,959,598	8,353,144	5,626,935	3,092,270
Depreciation and amortization	13,442,547	8,104,675	5,095,586	2,709,116

Operating expenses	122,500,476	68,461,578	45,715,240	23,683,685

Income from operations	8,072,881	1,794,594	4,248,342	985,003

Other (expenses) income
Change in fair value of derivatives embedded within convertible debt	1,424,187	7,232,321	(180,257)	(4,985,854)
Interest expense	(24,663,278)	(20,397,985)	(9,153,055)	(6,908,695)
Interest income	4,038,217	815,670	1,718,353	268,690
Other financing charges	(1,173,079)	—	—	—
Loss on early extinguishment of debt	(26,949,577)	—	—	—

Total other expenses	(47,323,530)	(12,349,994)	(7,614,959)	(11,625,859)

Loss before income taxes	(39,250,649)	(10,555,400)	(3,366,617)	(10,640,856)
Income taxes	510,723	135,000	123,877	135,000

Net loss	(39,761,372)	(10,690,400)	(3,490,494)	(10,775,856)
Preferred dividend	(598,813)	(487,500)	(195,250)	(161,700)

Net loss attributable to common stockholders	$(40,360,185)	$(11,177,900)	$(3,685,744)	$(10,937,556)

Net loss per common share:
Basic and diluted	$(0.70)	$(0.26)	$(0.06)	$(0.25)

Weighted average common shares outstanding — basic and diluted	58,044,864	43,778,619	58,580,893	43,937,776

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

		Common
		Stock Par					Accumulated
	Preferred	Value $.001		Common	Additional		Other
	Stock	Issued		Stock	Paid-In	Accumulated	Comprehensive	Notes
	Series I	Shares	Amount	Warrants	Capital	Deficit	Income	Receivable	Total
	(Unaudited)

Balance at March 31, 2007	$1	55,813,129	$55,813	$12,596,638	$377,138,006	$(300,197,561)	$89,991	$(184,367)	$89,498,521

Components of comprehensive loss:
Net loss	—	—	—	—	—	(39,761,372)	—	—	(39,761,372)
Foreign currency translation adjustment	—	—	—	—	—	—	978,239	77,581	1,055,820

Total comprehensive loss	—	—	—	—	—	—	—	—	(38,705,552)
Common stock issued in connection with acquisition	—	1,925,544	1,926	—	14,666,868	—	—	—	14,668,794
Issuance of common stock	—	670,737	671	—	4,864,278	—	—	—	4,864,949
Expiration of warrants	—	—	—	(1,380,000)	1,380,000	—	—	—	—
Exercise of stock options	—	115,422	115	—	601,325	—	—	—	601,440
Conversion of preferred stock	—	36,667	36	—	(36)	—	—	—	—
Accrued dividends on preferred stock	—	—	—	—	(598,813)	—	—	—	(598,813)
Issuance of nonvested stock	—	40,000	40	—	(40)	—	—	—	—
Amortization of non-vested stock	—	—	—	—	1,270,733	—	—	—	1,270,733
Compensation expense	—	—	—	—	444,492	—	—	—	444,492
Premium on issuance of convertible debt	—	—	—	—	13,727,707	—	—	—	13,727,707
Expiration of early conversion incentive feature within convertible debt	—	—	—	—	4,308,117	—	—	—	4,308,117

Balance at December 31, 2007	$1	58,601,499	$58,601	$11,216,638	$417,802,637	$(339,958,933)	$1,068,230	$(106,786)	$90,080,388

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	December 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(39,761,372)	$(10,690,400)
Adjustments to reconcile net loss to net cash used in operating activities Depreciation and amortization	13,442,547	8,104,675
Change in fair value of derivatives embedded within convertible debt	(1,424,187)	(7,232,321)
Loss on early extinguishment of debt	26,949,577	—
Accretion on convertible debt and mortgage payable	2,677,919	5,015,903
Amortization of discount on notes payable	529,321	1,014,150
Interest payment in kind on notes and mortgage payable	2,969,459	1,132,616
Amortization of debt issue costs	1,075,235	1,477,169
Share based compensation	2,569,941	403,735
Warrants issued for services	—	92,988
Provision for doubtful accounts	967,998	710,742
(Increase) decrease in:
Restricted cash	734,330	(240,690)
Accounts receivable	(7,146,441)	(5,975,950)
Capital lease receivable, net of unearned interest	1,697,845	1,324,627
Prepaid expenses and other assets	(1,537,773)	(2,253,920)
Increase (decrease) in:
Accounts payable and other current liabilities	(5,948,448)	4,279,639
Interest payable	(2,168,754)	(2,184,178)
Deferred revenue	4,119,082	3,194,196
Deferred rent and other liabilities	231,793	273,180

Net cash used in operating activities	(21,928)	(1,553,839)

Cash flows from investing activities:
Purchases of property and equipment	(46,589,176)	(10,119,444)
Acquisition of Data Return, LLC, net of cash acquired	(68,625,297)	—
Restricted cash	—	1,374,473
Repayments of notes receivable	96,854	105,188

Net cash used in investing activities	(115,117,619)	(8,639,783)

Cash flows from financing activities:
Payment on loans and mortgage payable	(100,170,487)	(541,684)
Payments under capital lease obligations	(1,185,681)	(660,798)
Payments of preferred stock dividends	(598,813)	(657,200)
Debt issuance costs	(8,835,232)	(337,405)
Proceeds from issuance of mortgage payable	249,500,000	—
Proceeds from issuance of common stock	4,404,727	—
Sale of treasury stock	—	5,798,485
Redemption of preferred stock	—	(646,693)
Proceeds from exercise of stock options and warrants	601,440	243,914

Net cash provided by financing activities	143,715,954	3,198,619

Net increase (decrease) in cash	28,576,407	(6,995,003)
Cash and cash equivalents at beginning of period	105,090,779	20,401,934

Cash and cash equivalents at end of period	$133,667,186	$13,406,931

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

Significant concentrations

Agencies of the federal government accounted for approximately 17% of revenues for the nine and three months ended December 31, 2007. Agencies of the federal government accounted for approximately 22% of revenues for the nine and three months ended December 31, 2006. No other customer accounted for more than 10% of revenues for the nine and three months ended December 31, 2007 and 2006.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company estimates the fair value of its embedded derivatives using available market information and appropriate valuation methodologies. These embedded derivatives derive their value primarily based on changes in the price and volatility of the Company’s common stock, interest rates and the Company’s credit rating.

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

Other comprehensive loss

Other comprehensive loss presents a measure of all changes in stockholder’s equity except for changes resulting from transactions with stockholders in their capacity as stockholders. Other comprehensive loss, which consists of net loss and foreign currency translation adjustments, is presented in the accompanying condensed consolidated statement of stockholders’ equity.

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

The provision for taxes for the nine and three months ended December 31, 2007 reflects foreign income taxes on the income of the Company’s managed host services provider in Europe.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. However, the effective date of Statement 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis is expected to be deferred to fiscal years beginning after December 15, 2008 and interim periods within those years. The Company is currently in the process of evaluating the impact that the adoption of SFAS No. 157 will have on its financial position, results of operations and cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FASB 133, based on the application of EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, (“EITF 00-19”). Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

when the bifurcated instrument meets the conditions of EITF 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FASB 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FASB 133 and the amount of the liability for the conversion option is reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FASB 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The Company’s 9% Senior Convertible Notes contained an embedded early conversion incentive that resulted in the conversion feature meeting the conditions to be bifurcated and was accounted for as a derivative. The early conversion incentive expired on June 14, 2007 and the Company adopted the provisions of EITF 06-7, which resulted in the conversion feature no longer meeting the bifurcation criteria. See Note 11.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” however, it retains the fundamental requirements of the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Among other requirements, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values, with limited exceptions; acquisition-related costs generally will be expensed as incurred. SFAS No. 141(R) requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination. SFAS No. 141(R) must be applied prospectively to business combinations that are consummated beginning in the Company’s fiscal 2010.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other requirements, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is to be reported as a separate component of equity in the consolidated financial statements. SFAS No. 160 also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the consolidated statement of income. SFAS No. 160 must be applied prospectively for fiscal years, and interim periods within those fiscal years, beginning in the Company’s fiscal 2010, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented.

3.	Acquisitions

On May 24, 2007, the Company acquired all of the outstanding common stock of Data Return, LLC (“Data Return”). Data Return is a leading provider of enterprise-class technology hosting solutions. The acquisition of Data Return’s technology, customers and team of employees complements the Company’s existing team and service delivery platforms better positioning the Company to capture the market demand for virtualized IT solutions. The preliminary purchase price of $85.0 million was comprised of: (i) cash consideration of $70.0 million, (ii) 1,925,546 shares of the Company’s common stock with a fair value of $14.7 million and (iii) direct transaction costs of $0.3 million. The fair value of the Company’s stock was determined using the five-day trading average price of the Company’s common stock for two days before and after the date the transaction was announced. The costs to acquire Data Return were allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their respective fair values and any excess was allocated to goodwill. The Company is still evaluating the purchase price allocation, and it may be subject to change. The purchase agreement also included contingent consideration which was based on the determination of the seller’s net working capital target amount at the acquisition closing date. On October 22, 2007, the valuation of the seller’s net working capital amount was finalized resulting in a $1.7 million reduction to the $85.0 million preliminary purchase price. In addition, as of December 31, 2007, the original purchase price allocation was adjusted by decreasing accounts receivables and increasing goodwill by $0.5 million. The following summarizes the allocation of the purchase price as of December 31, 2007:

Cash and cash equivalents	$41,095
Accounts receivable	2,546,372
Property and equipment	9,786,000
Other assets	950,813
Intangible assets, including goodwill	80,825,287
Accounts payable and accrued expenses	(6,894,281)
Other liabilities	(3,849,216)

Net assets acquired	$83,406,070

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allocation of intangible assets acquired as of December 31, 2007 is summarized in the following table:

	Gross Carrying	Amortization	Accumulated
	Amount	Period	Amortization

Intangibles no longer amortized:
Goodwill	$66,125,287	—	$—
Trademarks	4,100,000	—	—
Amortizable intangibles:
Customer base	6,500,000	8 years	487,500
Technology	4,000,000	5 years	480,000
Other	100,000	3 years	20,000

The results of Data Return’s operations have been included in the Company’s condensed consolidated financial statements since the acquisition date. The following unaudited pro forma financial information of the Company for the nine months ended December 31, 2007 and 2006 have been presented as if the acquisition had occurred as of the beginning of each period. This pro forma information does not necessarily reflect the results of operations if the business had been managed by the Company during these periods and is not indicative of results that may be obtained in the future.

	For the Nine Months Ended
	December 31,
	2007	2006

Proforma revenues	$140,911,446	$111,943,172

Proforma net loss	$(39,836,375)	$(13,463,400)

Proforma net loss per common share:
Basic and diluted	$(0.69)	$(0.30)

4.	Accounts Receivable

	December 31,	March 31,
	2007	2007

Accounts receivable consists of:
Accounts receivable	$29,496,062	$21,989,647
Unbilled revenue	4,094,757	2,797,332
Allowance for doubtful accounts	(1,279,533)	(1,200,508)

	$32,311,286	$23,586,471

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Unbilled revenue consists of revenues earned for which the customer has not been billed.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Prepaid Expenses and Other Assets

	December 31,	March 31,
	2007	2007

Prepaid expenses and other assets consists of:
Prepaid expenses	$3,054,844	$1,311,820
Deferred installation costs	4,599,127	4,327,300
Deposits	3,317,271	2,536,490
Security deposits under operating leases	1,700,811	1,602,963
Capital lease receivable	2,359,280	2,616,175
Other	1,387,715	2,349,361

	16,419,048	14,744,109
Less: current portion	(8,769,214)	(7,701,438)

	$7,649,834	$7,042,671

6.	Property and Equipment

	December 31,	March 31,
	2007	2007

Property and equipment consists of:
Land	$24,172,193	$14,575,176
Building	55,335,724	55,335,724
Building and leasehold improvements	61,538,285	50,442,331
Machinery and equipment	50,301,122	38,296,663
Construction in progress	16,368,303	3,682,770
Office equipment, furniture and fixtures	26,520,003	12,125,967

	234,235,630	174,458,631
Less accumulated depreciation and amortization	(48,455,766)	(36,521,677)

	$185,779,864	$137,936,954

Property and equipment

Property and equipment are stated at the Company’s original cost or fair value at the date of acquisition for acquired property and equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years for non- data center equipment, furniture and fixtures and five to twenty years for data center equipment and building improvements. Building and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset or improvement, which averages fifteen years. The NAP of the Americas building, owned by the Company, is depreciated over the estimated useful life of the building, which is thirty nine years. Costs for improvement and betterments that extend the life of assets are capitalized. Maintenance and repair expenditures are expensed as incurred. Construction in progress is stated at its original cost and includes direct and indirect expenditures for the construction and expansion associated with the NAP of the Capital Region in Virginia.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Intangibles

	December 31,	March 31,
	2007	2007

Intangibles consist of:
Customer base	$8,300,000	$1,800,000
Technology	6,776,451	2,400,000
Trademarks	4,100,000	—
Non-compete agreements	100,000	—

	19,276,451	4,200,000
Accumulated amortization	(2,895,925)	(1,300,000)

	$16,380,526	$2,900,000

The Company expects to record amortization expense associated with these intangible assets as follows:

	Customer		Non-Compete
	Base	Technology	Agreements

2008	$248,125	$368,352	$8,333
2009	992,500	1,473,406	33,333
2010	992,500	1,369,120	33,333
2011	992,500	873,406	4,966
2012	992,500	873,406	—
Thereafter	2,860,675	164,071	—

	$7,078,800	$5,121,761	$79,965

8.	Accounts Payable and Other Current Liabilities

	December 31,	March 31,
	2007	2007

Accounts payable and other current liabilities consists of:
Accounts payable	$9,100,533	$11,721,406
Accrued expenses	18,484,834	12,994,896
Current portion of deferred revenue	5,051,248	2,766,984
Customer prepayments	3,867,115	2,269,352

	$36,503,730	$29,752,638

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Mortgage Payable

Mortgage payable consists of:

	December 31,	March 31,
	2007	2007

First Lien Credit Agreement, face value of $150 million, due August 15, 2012. Principal of $375,000 is payable quarterly. Interest is payable monthly at LIBOR plus 3.75% at the election of the Company. (Effective interest rate of 9.7%)	$148,530,768	$—
Second Lien Credit Agreement, face value of $100 million, due February 2, 2013. Interest is payable at LIBOR plus 7.75% at the election of the Company. (Effective interest rate of 13.7%)	101,341,485	—
Citigroup Global Markets, face value of $49 million, due February 2009. Interest is payable annually at greater of 6.75% or LIBOR plus 4.75%. (Effective interest rate of 10.7%)	—	46,322,516

	249,872,253	46,322,516
Less: current portion	(1,500,000)	(791,305)

	$248,372,253	$45,531,211

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

The loan proceeds were used to satisfy and pay all of the Company’s outstanding secured indebtedness, including (i) the senior secured notes, with a face value of $30.0 million, held by Falcon Mezzanine Partners, LP and affiliates of AlpInvest, N.V., (ii) the Series A Notes, with a face value of $10.0 million, held by Credit Suisse, (iii) the $13.25 million capital lease facility provided to the Company by Credit Suisse, of which $4.6 million was drawn at July 31, 2007 and (iv) the senior mortgage loan, with a face value of $49.0 million, initially extended to the Company by Citigroup Global Markets Realty Corp and subsequently assigned to Wachovia, N.A.. The Company paid prepayment premiums in amounts equal to $1.7 million and $1.1 million to the Falcon Investors and Wachovia, respectively, in connection with these financing transactions. The

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company anticipates using the remainder of the proceeds to fund capital expenditures to support the Company’s data center expansion plans and to provide working capital.

The payoff of the senior secured notes with a face value of $30.0 million and the senior mortgage loan with a face value of $49.0 million was treated as a debt extinguishment. The early extinguishment of these debt instruments resulted in a loss of approximately $8.5 million included in the nine months ended December 31, 2007. The loss included $2.8 million of prepayment penalties, $0.2 million of additional financing charges, $1.3 million of unamortized deferred financing costs and $4.2 million of unamortized discount related to the extinguished debt that were written off.

The payoff of the Series A Notes with a face value of $10.0 million and the $13.25 million capital lease facility, of which $4.6 million was drawn at July 31, 2007, was treated as a modification of debt instruments, in accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”), as Credit Suisse was the creditor on these debt instruments as well as the creditor on the First Lien Agreement. In accordance with EITF 96-19, the modification of the Credit Suisse related debt instruments was not determined to be a substantial modification. As a result, unamortized debt issuance costs and debt discounts related to the modified debt are allocated to the new debt and amortized over the term of the new debt. At July 31, 2007, unamortized debt issuance costs amounting to $0.7 million related to the Series A Notes and the Capital Lease Facility were allocated $0.6 million to the First Lien Agreement and $0.1 million to the Second Lien Agreement. In addition, the Company incurred $8.9 million of additional debt issuance costs which were allocated $4.8 million to the First Lien Agreement and $4.1 million to the Second Lien Agreement. The Company is amortizing the debt issuance costs using the effective interest method over the term of the respective Lien Agreement to which the debt issuance costs were allocated. For the nine and three months ended December 31, 2007, the Company amortized $0.6 million and $0.3 million, respectively, of these debt issuance costs.

At July 31, 2007, the unamortized debt discount amounting to $0.9 million related to the Series A Notes and the Capital Lease Facility was allocated $0.8 million to the First Lien Agreement and $0.1 million to the Second Lien Agreement. The Second Lien Agreement also had a discount of $0.5 million. The Company is amortizing the debt discount using the effective interest method over the term of the respective Lien Agreement to which the debt discount was allocated. For the nine and three months ended December 31, 2007, the Company amortized less than $0.1 million and $0.1 million, respectively, of this debt discount.

As the modification of the Credit Suisse debt instruments was not determined to be a substantial modification, fees paid to third parties were expensed. The Company expensed $1.2 million of charges consisting primarily of title and legal fees which are included in other expenses for the nine months ended December 31, 2007.

The provisions of the Credit Agreements contain a number of covenants that limit or restrict the Company’s ability to incur more debt or liens, pay dividends, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or use asset sale proceeds, make acquisitions or investments, enter into hedging activities, make capital expenditures and repurchase stock, subject to financial measures and other conditions. In addition, the Credit Agreements include financial covenants based on the most recently ended four fiscal quarters such as maintaining certain; (a) maximum leverage ratios regarding the Company’s consolidated funded indebtedness; (b) maximum leverage ratios with respect to the First Lien indebtedness; (c) minimum interest coverage ratios and; (d) incur capital expenditures not to exceed specified amounts. The breach of any of these covenants could result in a default and could trigger acceleration of repayment. In addition, the Company is required to enter into an interest rate hedge prior to the 210th day after July 31, 2007 (the “Closing Date”) of the Credit Agreements (or such later dates as may be specified by the Administrative Agent in its sole discretion). The interest rate hedge should cover a notional amount of not less than 50% of the sum of the principal amount of the Credit Agreements outstanding as of the Closing Date for

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a period not less than 2 years. As of December 31, 2007, the Company was in compliance with all covenants under the debt agreements, as applicable.

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

10.	Convertible Debt

Convertible debt consists of:

	December 31,	March 31,
	2007	2007

9% Senior Convertible Notes, face value of $29.1 and $86.25 million, due June 15, 2009, and convertible into shares of the Company’s common stock at $12.50 per share. Interest at 9% is payable semi-annually, on December 15 and June 15 (Effective interest rate of 26.5% and 23.4%)	$24,076,234	$65,510,191
6.625% Senior Convertible Notes, face value of $57.2 million, due June 15, 2013, and convertible into shares of the Company’s common stock at $12.50 per share. Interest at 6.625% is payable semi-annually, on December 15 and June 15 (Effective interest rate of 6.6%)	57,192,000	—
0.5% Senior Subordinated Convertible Notes, face value of $4.0 million, due June 30, 2009, and convertible into shares of the Company’s common stock at $8.14 per share. Interest at 0.5% is payable semi-annually, on December 1 and July 1 (Effective interest rate of 0.72% and 0.74%)	4,294,535	4,403,874

	$85,562,769	$69,914,065

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

The private exchange offer is an exchange of debt instruments as addressed in EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”). In accordance with EITF 96-19, the exchange of $57.2 million of the 9% Senior Convertible Notes were accounted for as an early extinguishment of debt and the 6.625% Senior Convertible Notes were accounted for as new debt instruments and recorded at $57.2 million on the date of the transaction. The exchange of the 9% Senior Convertible Notes with the 6.625% Senior Convertible Notes resulted in a loss on the early extinguishment of debt of $18.5 million included in the nine months ended December 31, 2007. The loss included $2.2 million of unamortized deferred financing costs, $13.3 million of the unamortized discount on the 9% Senior

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Notes and the write off of $10.8 million of the derivative liability associated with the 9% Senior Convertible Notes that was bifurcated and accounted for separately. In addition, the exchange results in a substantial premium of $13.7 million associated with the fair value of the 6.625% Senior Convertible Notes that was recorded as additional paid-in capital, in accordance with Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The Company determined the fair value of the 6.625% Senior Convertible Notes based on an option pricing model. Market data was used in the option pricing model to determine the volatility of the stock price of the Company, the interest rate term structure, the volatility of the interest rate and the correlation between the interest rate and the stock price.

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

The 9% Senior Convertible Notes contained an early conversion incentive for holders to convert their notes into shares of common stock which expired on June 14, 2007. If exercised, the holders would have received the number of common shares to which they are entitled to based on the conversion feature and an early conversion incentive payment in cash or common stock, at the Company’s option, equal to one-half the aggregate amount of interest payable through June 14, 2007. The conversion option, including the early conversion incentive, the equity participation feature and a takeover whole premium due upon a change in control, embedded in the 9% Senior Convertible Notes were determined to be derivative instruments to be considered separately from the debt and accounted for separately. As a result of the bifurcation of the embedded derivatives, the initial carrying value of the 9% Senior Convertible Notes at issuance was approximately $50.8 million. The Company is currently accreting the difference between the face value of the 9% Senior Convertible Notes, as of May 2, 2007, ($57.2 million) and the carrying value to interest expense under the effective interest method on a monthly basis over the life of the 9% Senior Convertible Notes. The early conversion incentive payment related to the 9% Senior Convertible Notes expired on June 14, 2007. See Note 11.

On January 5, 2007, the Company entered into a Purchase Agreement with Credit Suisse, Cayman Islands Branch and Credit Suisse, International (the “Purchasers”), for the sale of (i) $10 million aggregate principal amount of our Senior Subordinated Secured Notes, due June 30, 2009 (the “Series A Notes”) to Credit Suisse, Cayman Islands Branch, (ii) $4 million in aggregate principal amount of our 0.5% Senior Subordinated Convertible Notes, due June 30, 2009 to Credit Suisse, International (the “Series B Notes”) issued pursuant to an Indenture between the Company and The Bank of New York Trust Company, N.A., as trustee (the “Indenture”), and (iii) a capital lease facility commitment letter with Credit Suisse for lease financing in the amount of up to $13.25 million (the “Lease Financing Commitment”) for certain specified properties. The Company is subject to certain covenants and restrictions specified in the Purchase Agreement, including covenants that restrict their ability to pay dividends, make certain distributions or investments and incur certain indebtedness. On July 31, 2007, the Series A Notes and Lease Financing Commitment were paid off in connection with the Company entering into the Credit Agreements. The Company had previously completed a draw down of $4.4 million on the Lease Financing Commitment in order to acquire the use of real property in Culpeper County, Virginia. See Note 9.

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

The Company also paid an arrangement fee (the “Arrangement Fee”) to Credit Suisse, International as consideration for its services in connection with the Series A Notes, Series B Notes and the Lease Financing Commitment in the amount of 145,985 shares of common stock (the “Fee Shares”), which shares had a value of approximately $1.0 million based on then quoted market price of the Company’s common stock. Since the Arrangement Fee was paid with shares of the Company’s common stock, the proceeds including the expected proceeds from the Lease Financing Commitment were allocated to the Series A Notes, the Series B Notes, the Lease Financing Commitment and the Fee Shares based on the relative fair value of each security. The amount allocated to the Series A Notes, the Series B Notes and the Lease Financing Commitment was a discount of $0.2 million, a premium of ($0.1 million) and a discount of $0.9 million, respectively. The relative fair value of the Fee Shares was determined to be approximately $1.0 million. The premiums and discounts are being amortized on a monthly basis over the term of the respective debt instruments using the effective interest rate method. On July 31, 2007 the Series A Notes and the Lease Financing Commitment were paid off. The unamortized debt discount at July 31, 2007 related to the Series A Notes and the Lease Financing Commitment remained capitalized in connection with the modification of these debt instruments. See Note 9 and 12.

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

11.	Derivatives

The Company’s 9% Senior Convertible Notes contained three embedded derivatives that require separate valuation from the 9% Senior Convertible Notes: a conversion option that includes an early conversion incentive, an equity participation right and a takeover make whole premium due upon a change in control. The Company has estimated that the embedded derivatives related to the equity participation rights and the takeover make whole premium do not have significant value. The early conversion incentive expired on June 14, 2007. The Company has applied the provisions of EITF Issue No. 06-7 “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133” and determined that with the expiration of the early conversion incentive on June 14, 2007, the conversion feature no longer meets the conditions that would require separate accounting as a derivative. The remaining two embedded derivatives do not have

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant value. As a result, the Company reclassified $4.3 million of these embedded derivatives, classified as liabilities, to additional paid in capital. This amount represented the fair value of such embedded derivatives, at the time of the expiration of the early conversion incentive. The Company estimated that these embedded derivatives, classified as liabilities, had an estimated fair value of $16.8 million on March 31, 2007. The Company recognized income of $1.5 million resulting from the change in the fair value of the conversion option prior to the expiration of the early conversion incentive on June 14, 2007 which is included in the nine months ended December 31, 2007. For the nine months ended December 31, 2006, the change of $7.2 million in the estimated fair value of the early conversion incentive was recognized as other income. For the three months ended December 31, 2006, the change in the estimated fair value of these embedded derivatives was an increase of $5.0 million and was recognized as other expenses.

The Company’s Series B Notes contain one embedded derivative that requires separate valuation from the Series B Notes: a call option which provides the Company with the option to redeem the Series B Notes at fixed redemption prices plus accrued and unpaid interest and plus any difference in the fair value of the conversion feature. The Company estimated that this embedded derivative, classified as an asset, had an estimated fair value of $0.2 million on December 31, 2007 and $0.5 million on March 31, 2007. The change in the estimated fair value of the embedded derivative was included within other expenses.

The Company’s 6.625% Senior Convertible Notes contain two embedded derivatives that require separate valuation from the 6.625% Senior Convertible Notes: an equity participation right and a contingent put upon change in control. The Company has estimated that these embedded derivatives do not have significant value.

12.	Notes Payable

Notes payable consists of:

	December 31,	March 31,
	2007	2007

Senior Secured Notes, face value of $30.0 million, due March 2009	$—	$28,488,987
Series A Notes, face value of $10.0 million, due June 30, 2009	—	10,106,281
Capital Lease Facility, due June 30, 2009	—	3,684,443

	$—	$42,279,711

The Series A Notes bore interest at the LIBOR rate, as calculated under terms of the Series A Notes, plus 8.00% (increasing on January 1, 2009 to the LIBOR rate plus 9.00% through the maturity date). All interest under the Series A Notes was “payable in kind” and was added to the principal amount of the Series A Notes. On July 31, 2007, the Series A Notes were paid off in connection with the Company entering into the Credit Agreements. See Note 9. At July 31, 2007, there was $0.2 million and $0.2 million of unamortized debt issuance costs and debt discount, respectively. These amounts were capitalized in connection with the modification of these notes.

On February 15, 2007, the Company completed a draw down on the Lease Financing Commitment by establishing a single-purpose entity that is wholly-owned by the Company, NAP of the Capital Region, LLC (the “NAP Lessee”) to enter into a Participation Agreement (the “Participation Agreement”) with a single-purpose entity designated and structured by Credit Suisse, Culpeper Lessor 2007-1 LLC (the “Lessor”) under the terms of which the Lessor acquired for approximately $4.4 million (the “Purchase Price”) 30 acres of real property in Culpeper County, Virginia and leased this property to NAP Lessee under the terms of a triple net lease (the “Lease”) under which NAP Lessee agreed to bear all rights, obligations, and expenses related to the Property. On July 31, 2007, the Lease Financing Commitment was paid off in connection with the Company entering into the Credit Agreements. See Note 9. At July 31, 2007, there was $0.5 million and $0.7 million of

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unamortized debt issuance costs and debt discount, respectively. These amounts were capitalized in connection with the modification of this debt.

In connection with the purchase of the NAP of the Americas building on December 31, 2004, the Company issued Senior Secured Notes in an aggregate principal amount equal to $30.0 million and sold 306,044 shares of its common stock valued at $2.0 million to the Falcon Investors. The Senior Secured Notes were collateralized by substantially all of the Company’s assets other than the NAP of the Americas building, bore cash interest at 9.875% per annum and “payment in kind” interest at 3.625% per annum subject to adjustment upon satisfaction of specified financial tests. On July 31, 2007, the Senior Secured Notes were paid off in connection with the Company entering into the Credit Agreements. See Note 9.

The Company contemporaneously issued to the Falcon Investors, for no additional consideration, warrants to purchase an aggregate of 1.5 million shares of the Company’s common stock. Those warrants expire on December 30, 2011 and are divided into four equal tranches that differ only in respect of the applicable exercise prices, which are $6.90, $7.50, $8.20 and $8.80, respectively. The warrants were valued at approximately $6.6 million, which was recorded as a discount to the debt principal. At July 31, 2007, the unamortized balance of the debt discount and debt issuance costs amounted to $3.3 million and $0.8 million, respectively, and was written off in connection with the early extinguishment of this debt.

13.	Changes in Stockholders’ Equity

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

In October 2007, the Company issued 61,237 shares, valued at $0.5 million, of its common stock to certain employees of the Company as settlement of share-based awards earned during fiscal year 2007.

Exercise of employee stock options

During the nine months ended December 31, 2007, the Company issued 115,422 shares of its common stock in conjunction with the exercise of employee stock options. The exercise price of the options ranged from $2.50 to $6.74, respectively.

Conversion of preferred stock

During the nine months ended December 31, 2007, 11 shares of the Company’s Series I preferred stock were converted to 36,667 shares of common stock.

Issuance of nonvested stock

During the nine months ended December 31, 2007, the Company issued 40,000 shares of common stock, whose vesting restrictions lapsed, relating to the grant of nonvested stock from November 2006.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans issued to employees

In connection with the acquisition of Dedigate, the Company extended loans to certain Dedigate employees to exercise their Dedigate stock options. The Dedigate shares received upon exercise of those options were then exchanged for shares of the Company’s common stock under the terms of the acquisition. The loans are evidenced by full recourse promissory notes, bear interest at 2.50% per annum, matured in August 2007 and are collateralized by the shares of stock acquired with the loan proceeds. The outstanding principal balance on such loans, net of repayments, is reflected as a reduction to stockholders’ equity in the accompanying balance sheets at December 31, 2007 and March 31, 2007. The Company intends to exercise its rights to demand payment on the remaining balance and expects to be paid in full.

14.	Loss Per Share

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods indicated:

	For the Nine Months		For the Three Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006

9% Senior Convertible Notes	2,857,187	6,900,000	2,324,800	6,900,000
Early conversion incentive	200,911	1,540,772	—	1,347,714
Common stock warrants	2,364,187	2,637,136	2,364,187	2,637,136
Common stock options	2,310,884	2,446,581	2,310,884	2,446,581
Nonvested stock	873,122	502,800	873,122	502,800
Series I convertible preferred stock	1,064,190	1,086,731	1,041,333	1,077,667
6.625% Senior Convertible Notes	4,042,813	—	4,575,200	—
0.5% Senior Subordinated Convertible Notes	491,400	—	491,400	—
Series H redeemable preferred stock	—	16,357	—	—

15.	Share-Based Compensation

On August 9, 2005, the Company’s Board of Directors adopted the 2005 Executive Incentive Compensation Plan (the “Plan”), which was approved by the Company’s stockholders on September 23, 2005. This comprehensive plan superseded and replaced all of the Company’s pre-existing stock option plans. The Compensation Committee has the authority, under the Plan, to grant share-based incentive awards to executives, key employees, directors, and consultants. These awards include stock options, stock appreciation rights or SARS, nonvested stock (commonly referred to as restricted stock), deferred stock, other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property (collectively, the “Awards”). Awards granted generally vest over three years with one third vesting each year from the date of grant and generally expire ten years from the date of grant. On September 28, 2007, the Company’s shareholders approved a proposal to increase the number of shares available to be granted under the plan from 1,000,000 to 4,000,000. There were 2,464,778 unused shares available to be granted under the Plan as of December 31, 2007.

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

Option Awards

A summary of the Company’s stock option activity as of December 31, 2007, and changes during the nine months ended December 31, 2007 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at April 1, 2007	2,426,249	$9.82
Granted	50,000	7.39
Exercised	(115,422)	5.18
Forfeited	(49,943)	8.03

Outstanding at December 31, 2007	2,310,884	10.04	5.70	$(8,184,560)

Exercisable at December 31, 2007	1,910,884	$10.93	5.00	$(8,465,560)

The weighted average grant date fair value of stock options granted during the nine months ended December 31, 2007 and 2006 was $7.39 and $4.85, respectively. As of December 31, 2007, the future compensation expense related to unvested options that will be recognized is approximately $1.4 million. The cost is expected to be recognized over a weighted average period of 2.0 years. The Company recognized approximately $0.4 million and $0.2 million of share-based compensation expense, associated with options, during the nine and three months ended December 31, 2007. The total intrinsic value of stock options exercised during the nine months ended December 31, 2007 and 2006 was approximately $0.3 million and less than $0.1 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of the exercise and the exercise price of the shares.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding and exercisable in various price ranges at December 31, 2007:

		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
	Outstanding	Contractual	Price	Options	Price
Range of Exercise Prices	Options	Life (Years)	(Outstanding)	Exercisable	(Exercisable)

$2.50 - 5.00	285,850	6.45	$4.00	285,850	$4.00
$5.01 - 10.00	1,595,076	6.41	6.20	1,195,076	6.33
$10.00 - 20.00	101,071	2.83	15.45	101.071	15.45
$20.01 - 30.00	13,260	3.06	24.71	13,260	24.71
$30.01 - 50.00	315,627	2.43	32.59	315,627	32.59

	2,310,884	5.70	$10.04	1,910,884	$10.93

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

The assumptions used to value stock options granted during the nine months ended December 31, 2007 were as follows:

2007

Risk Free Rate	4.11%
Volatility	102%
Expected Term	6 years
Expected Dividends	0%

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nonvested Awards

In accordance with SFAS No. 123(R), the Company records the intrinsic value of the nonvested stock as additional paid-in capital. Share-based compensation expense is recognized ratably over the applicable vesting period. As of December 31, 2007, the future compensation expense related to nonvested stock that will be recognized is approximately $3.8 million. The cost is expected to be recognized over a weighted average period of 2.4 years. The Company recognized approximately $1.3 million and $0.5 million of share-based compensation expense, associated with nonvested stock, for the nine and three months ended December 31, 2007. The Company recognized $0.4 million of share-based compensation expense, associated with nonvested stock, for each of the nine and three months ended December 31, 2006. A summary of the Company’s nonvested stock, as of December 31, 2007 and changes during the nine months ended December 31, 2007 is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value

Outstanding at April 1, 2007	470,300	$5.61
Granted	589,622	7.24
Vested	(95,100)	5.51
Forfeited	(91,700)	6.20

Outstanding at December 31, 2007	873,122	$6.66

16.	Related Party Transactions

Following is a summary of transactions for the nine and three months ended December 31, 2007 and 2006 and balances with related parties included in the accompanying balance sheet as of December 31, 2007 and March 31, 2007.

	For the Nine		For the Three
	Months Ended		Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Services purchased from related party	$91,787	$497,948	$30,388	$25,805
Interest income from shareholder	14,812	20,023	5,679	5,888
Services provided to related party	55,435	68,350	10,825	17,400
Services from directors	300,000	612,273	100,000	382,273

	December 31,	March 31,
	2007	2007

Other assets	$384,068	$422,467
Note receivable — related party	117,357	191,525

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s Chairman and Chief Executive Officer has a minority interest in Fusion Telecommunications International, Inc. (“Fusion”) and was formerly a member of its board of directors. In addition, the Chairman of Fusion is a member of the Company’s board of directors. The Company purchased $0.5 million in services from Fusion for the nine months ended December 31, 2006.

17.	Revenues

	For the Nine Months Ended		For the Three Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Revenues consist of:
Colocation	$43,722,705	$29,950,588	$16,619,059	$11,366,030
Managed and professional services	76,566,536	31,174,927	29,450,749	10,839,318
Exchange point services	9,248,362	6,458,776	3,360,205	2,396,708
Equipment resales	1,035,754	2,671,881	533,569	66,632

Total revenues	$130,573,357	$70,256,172	$49,963,582	$24,668,688

Total arrangement consideration for managed web hosting solutions may include the procurement of equipment. Amounts allocated to equipment sold under these arrangements and included in managed and professional services were $3.9 million and $1.3 million for the nine and three months ended December 31, 2007 and $1.5 million and $0.7 million for the nine and three months ended December 31, 2006.

18.	Information About the Company’s Operating Segments

As of December 31, 2007 and March 31, 2007, the Company had two reportable business segments, data center operations and real estate services. The Company’s reportable segments are strategic business operations that offer different products and services. The data center operations segment provides Tier 1 NAP, Internet infrastructure and managed services in a data center environment. This segment also provides NAP development and technology infrastructure buildout services. All other real estate activities are included in real estate services. The real estate services segment provides construction and property management services. The Company had no activity in the real estate segment for the three and nine months ended December 31, 2007.

19.	Supplemental Cash Flow Information

	For the Nine Months Ended
	December 31,
	2007	2006

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amount capitalized	$14,189,273	$9,573,969
Non-cash operating, investing and financing activities:
Warrants issued	—	92,988
Assets acquired under capital leases	1,320,641	1,657,839
Conversion of preferred stock to equity	—	2,279
Non-cash preferred dividend	598,813	487,379
Stock tendered in payment for services	—	340,086
Expiration of warrants	1,380,000	397,950
Net assets acquired in exchange for common stock	14,668,794	—
Changes in accrued property and equipment	1,703,640	2,578,904

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Subsequent Events

On January 24, 2008, the Company acquired a privately-held corporation that specializes in IT disaster recovery, business continuity, virtualization and data storage systems for $0.8 million in cash and 390,000 shares of the Company’s common stock.

On January 24, 2008, the Company paid $540,000 to an investor relations firm, formerly engaged by the Company, in settlement of certain claims against the Company regarding warrants issued in 2002. The Company accrued this settlement in the three months ended December 31, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 based on our current expectations, assumptions, and estimates about us and our industry. These forward-looking statements involve risks and uncertainties. Words such as “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “will,” “may, ” and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. All statements other than statements of historical facts, including, among others, statements regarding our future financial position, business strategy, projected levels of growth, projected costs and projected financing needs, are forward-looking statements. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several important factors including, without limitation, a history of losses, competitive factors, uncertainties inherent in government contracting, concentration of business with a small number of clients, the ability to service debt, substantial leverage, material weaknesses in our internal controls and our disclosure controls, energy costs, the interest rate environment, failure to successfully implement expansion plans or integrate acquired businesses into our operations, one-time events and other factors more fully described in “Risk Factors” and elsewhere in this report. The forward-looking statements made in this report relate only to events as of the date on which the statements are made. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely upon forward-looking statements as predictions of future events. Except as required by applicable law, including the securities laws of the United States, and the rules and regulations of the Securities and Exchange Commission, we do not plan and assume no obligation to publicly update or revise any forward-looking statements contained herein after the date of this report, whether as a result of any new information, future events or otherwise.

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

We generate revenue by providing high quality Internet infrastructure on a platform designed to reduce network connectivity costs. We provide our customers with the following:

•	space to house equipment and network facilities in immediate proximity to Internet and communications networks;

•	the platforms to exchange telecommunications and Internet traffic and access to network-based services; and

•	related professional and managed services such as our network operations center, outsourced storage, dedicated hosting, comprehensive IT outsourcing services, IT-related consulting and remote monitoring.

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

Results of Operations

Results of Operations for the Three Months Ended December 31, 2007 as Compared to the Three Months Ended December 31, 2006.

Revenue.  The following charts provide certain information with respect to our revenues:

	For the Three Months Ended December 31,
	2007	2006

U.S. Operations	88%	82%
Outside U.S.	12%	18%

	100%	100%

Revenues consist of:

	For the Three Months Ended December 31,
	2007		2006

Colocation	$16,619,059	33%	$11,366,030	46%
Managed and professional services	29,450,749	59%	10,839,318	44%
Exchange point services	3,360,205	7%	2,396,708	10%
Equipment resales	533,569	1%	66,632	0%

	$49,963,582	100%	$24,668,688	100%

The increase in revenues is mainly due to both an increase in our deployed customer base and an expansion of services to existing customers. Our deployed customer base increased from 580 customers as of December 31, 2006 to 916 customers as of December 31, 2007. Revenues consist of:

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

Our utilization of total net colocation space increased to 22.0% as of December 31, 2007 from 17.4% as of December 31, 2006. Our utilization of total net colocation space represents the percentage of space billed versus total space available for customers.

The increase in managed and professional services is mainly due to an increase of approximately $14.1 million in managed hosting services generated by a hosting services provider acquired in May 2007. The remainder of the increase is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.

The increase in exchange point services is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased 6,578 as of December 31, 2007 from 5,271 as of December 31, 2006.

Equipment resales may fluctuate quarter over quarter based on customer demand.

We anticipate an increase in revenue from colocation, exchange point and managed services as we add more customers to our network of NAPs, sell additional services to existing customers and introduce new products and services. We anticipate that public sector revenues will continue to represent a significant portion of our revenues for the foreseeable future.

Cost of Revenues.  Costs of revenues, excluding depreciation, increased $13.4 million to $26.4 million for the three months ended December 31, 2007 from $13.0 million for the three months ended December 31, 2006. Cost of revenues, excluding depreciation, consist mainly of operations personnel, fees to third party service providers, procurement of connectivity and equipment, technical and colocation space rental costs, electricity, chilled water, insurance, property taxes, and security services. The increase is mainly due to increases of $5.5 million in personnel costs and $1.2 million in managed services costs. We also had increases of $3.2 million in certain variable costs such as costs of equipment resales, electricity, chilled water costs and maintenance as a result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.

The $1.2 million increase in managed service costs is consistent with increase in related revenues and includes a $1.0 million increase in connectivity procurement costs. The $5.5 million increase in personnel costs is mainly due to operations and engineering staffing levels increasing from 191 employees as of December 31, 2006 to 417 employees as of December 31, 2007. This increase is mainly attributed to the acquisition of a hosting services provider in May 2007 and the expansion of operations in Virginia and California.

General and Administrative Expenses.  General and administrative expenses increased $3.7 million to $8.6 million for the three months ended December 31, 2007 from $4.9 million for the three months ended December 31, 2006. General and administrative expenses consist primarily of administrative personnel, professional service fees, rent, and other general corporate expenses. The increase in general and administrative expenses is mainly due to increases in administrative personnel costs of $1.9 million and professional fees of $0.4 million. Personnel costs include payroll and share-based compensation, including share-settled liabilities. The $1.9 million increase in administrative personnel is the result of an increase in headcount from 86 employees as of December 31, 2006 to 177 employees as of December 31, 2007. This increase is mainly attributed to the acquisition of a hosting services provider in May 2007, the expansion of operations in Virginia and California and the expansion of our corporate infrastructure, including planning and information systems resources to manage the existing customer base and plan anticipated business growth. The $0.4 million increase in professional fees includes accounting, consulting and legal services and was mostly attributable to the integration of a hosting services provider acquired in May 2007. Other general corporate expenses such as recruiting fees, travel, telecommunications, software, hardware and facilities rent increased also as a result of the increase in headcount. We expect our general and administrative expenses to remain steady on a quarterly basis for the foreseeable future.

Sales and Marketing Expenses.  Sales and marketing expenses increased $2.5 million to $5.6 million for the three months ended December 31, 2007 from $3.1 million for the three months ended December 31, 2006. The increase is primarily due to an increase in sales personnel from 52 employees as of December 31, 2006 to 80 employees as of December 31, 2007 and an increase in sales commissions paid for bookings. We expect our sales and marketing expenses to remain steady on a quarterly basis for the foreseeable future.

Depreciation and Amortization Expenses.  Depreciation and amortization expense increased $2.4 million to $5.1 million for the three months ended December 31, 2007 from $2.7 million for the three months ended December 31, 2006. The increase is the result of necessary capital expenditures to support our business growth and the acquisition of a hosting services provider in May 2007.

Change in Fair Value of Derivatives Embedded within Convertible Debt.  Our 9% Senior Convertible Notes, 6.625% Senior Convertible Notes and our Series B Notes contain embedded derivatives that require separate valuation. We recognize these embedded derivatives as assets or liabilities in our balance sheet, measure them at their estimated fair value and recognize changes in the estimated fair value of the derivative instruments in earnings. The Company has estimated that the embedded derivatives related to the equity participation rights and the takeover make whole premium do not have significant value. The early conversion incentive expired on June 14, 2007. As a result, the Company reclassified $4.3 million of these embedded derivatives, classified as liabilities, to additional paid in capital. This amount represented the fair value of such embedded derivatives at the time of the expiration of the early conversion incentive. We also recognized income of $1.5 million from the change in estimated fair value of the embedded derivatives prior to the expiration of the early conversion incentive. For the three months ended December 31, 2006, we recognized an expense of $5.0 million due to the change in the fair value of our embedded derivatives.

We do not expect the embedded derivative associated with our Series B Notes to have a material effect on the results of our operations.

Interest Expense.  Interest expense increased $2.3 million to $9.2 million for the three months ended December 31, 2007 from $6.9 million for the three months ended December 31, 2007. This increase is primarily due to an increase in the outstanding debt balance. On July 31, 2007, we entered into new term loan financing arrangements in the aggregate principal amount of $250.0 million. A portion of the proceeds were used to pay off approximately $96.3 million of old debt.

Interest Income.  Interest income increased $1.4 million to $1.7 million for the three months ended December 31, 2007 from $0.3 million for the three months ended December 31, 2006. On July 31, 2007, we entered into new term loan financing arrangements in the aggregate principal amount of $250.0 million. A portion of the proceeds were used to pay off approximately $96.3 million of old debt. Net proceeds increased our average cash and cash equivalent balances for the period.

Results of Operations for the Nine Months Ended December 31, 2007 as Compared to the Nine Months Ended December 31, 2006.

Revenues.  The following charts provide certain information with respect to our revenues:

	For the Nine Months Ended December 31,
	2007	2006

U.S. Operations	87%	84%
Outside U.S.	13%	16%

	100%	100%

Revenues consist of:

	For the Nine Months Ended December 31,
	2007		2006

Colocation	$43,722,705	33%	$29,950,588	43%
Managed and professional services	76,566,536	59%	31,174,927	44%
Exchange point services	9,248,362	7%	6,458,776	9%
Equipment resales	1,035,754	1%	2,671,881	4%

	$130,573,357	100%	$70,256,172	100%

The increase in revenues is mainly due to both an increase in our deployed customer base and an expansion of services to existing customers. Our deployed customer base increased from 580 customers as of December 31, 2006 to 916 customers as of December 31, 2007. Revenues consist of:

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

Our utilization of total net colocation space increased to 22.0% as of December 31, 2007 from 17.4% as of December 31, 2006. Our utilization of total net colocation space represents the percentage of space billed versus total space available for customers.

The increase in managed and professional services is mainly due to an increase of approximately $36.5 million in managed hosting services, including $33.2 million generated by a hosting services provider acquired in May 2007. The remainder of the increase is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.

The increase in exchange point services is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased 6,578 as of December 31, 2007 from 5,271 as of December 31, 2006.

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

Cost of Revenues.  Costs of revenues, excluding depreciation, increased $31.2 million to $70.6 million for the nine months ended December 31, 2007 from $39.4 million for the nine months ended December 31, 2006. Cost of revenues, excluding depreciation, consist mainly of operations personnel, fees to third party service providers, procurement of connectivity and equipment, technical and colocation space rental costs, electricity, chilled water, insurance, property taxes, and security services. The increase is mainly due to increases of $14.0 million in personnel costs and $6.7 million in managed services costs. We also had increases of $5.8 million in certain variable costs such as electricity, chilled water costs and maintenance as a result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.

The $6.7 million increase in managed service costs is consistent with increase in related revenues and includes a $3.1 million increase in third party service providers and a $3.0 million increase in fees for connectivity procurement costs. The $14.0 million increase in personnel costs is mainly due to operations and engineering staffing levels increasing from 191 employees as of December 31, 2006 to 417 employees as of December 31, 2007. This increase is mainly attributed to the acquisition of a hosting services provider in May 2007 and the expansion of operations in Virginia and California.

General and Administrative Expenses.  General and administrative expenses increased $10.9 million to $23.5 million for the nine months ended December 31, 2007 from $12.6 million for the nine months ended December 31, 2006. General and administrative expenses consist primarily of administrative personnel, professional service fees, rent, and other general corporate expenses. The increase in general and administrative expenses is mainly due to increases in administrative personnel costs of $6.7 million and $1.0 million in professional fees. Personnel costs include payroll and share-based compensation, including share-settled liabilities. The $6.7 million increase in administrative personnel is the result of an increase in headcount from 86 employees as of December 31, 2006 to 177 employees as of December 31, 2007. This increase is mainly attributed to the acquisition of a hosting services provider in May 2007, the expansion of operations in Virginia and California and the expansion of our corporate infrastructure, including planning and information systems resources to manage the existing customer base and plan anticipated business growth. The $1.0 million increase in professional fees includes accounting, consulting and legal services and was mostly attributable to the integration of a hosting services provider acquired in May 2007. Other general corporate expenses such as travel, telecommunications, software, hardware and facilities rent increased also as a result of the increase in headcount.

Sales and Marketing Expenses.  Sales and marketing expenses increased $6.6 million to $15.0 million for the nine months ended December 31, 2007 from $8.4 million for the nine months ended December 31,

2006. The increase is primarily due to an increase in sales personnel from 52 employees as of December 31, 2006 to 80 employees as of December 31, 2007 and an increase in sales bookings.

Depreciation and Amortization Expenses.  Depreciation and amortization expense increased $5.3 million to $13.4 million for the nine months ended December 31, 2007 from $8.1 million for the nine months ended December 31, 2006. The increase is the result of necessary capital expenditures to support our business growth and the acquisition of a hosting services provider in May 2007.

Change in Fair Value of Derivatives Embedded within Convertible Debt.  Our 9% Senior Convertible Notes and our Series B Notes contain embedded derivatives that require separate valuation. We recognize these embedded derivatives as assets or liabilities in our balance sheet, measure them at their estimated fair value and recognize changes in the estimated fair value of the derivative instruments in earnings. The Company has estimated that the embedded derivatives related to the equity participation rights and the takeover make whole premium do not have significant value. The early conversion incentive expired on June 14, 2007. As a result, the Company reclassified $4.3 million of these embedded derivatives, classified as liabilities, to additional paid in capital. This amount represented the fair value of such embedded derivatives at the time of the expiration of the early conversion incentive. We also recognized income of $1.5 million from the change in estimated fair value of the embedded derivatives prior to the expiration of the early conversion incentive. For the nine months ended December 31, 2006, we recognized income of $7.2 million due to the change in the fair value of our embedded derivatives.

We do not expect the changes in fair value of the embedded derivative associated with our Series B Notes to have a significant effect on the results of our operations.

Interest Expense.  Interest expense increased $4.3 million to $24.7 million for the nine months ended December 31, 2007 from $20.4 million for the nine months ended December 31, 2006. This increase is primarily due to an increase in the outstanding debt balance. On July 31, 2007, we entered into new term loan financing arrangements in the aggregate principal amount of $250.0 million. A portion of the proceeds were used to pay off approximately $96.3 million of old debt.

Interest Income.  Interest income increased $3.2 million to $4.0 million for the nine months ended December 31, 2007 from $0.8 million for the nine months ended December 31, 2006. On July 31, 2007, we entered into new term loan financing arrangements in the aggregate principal amount of $250.0 million. A portion of the proceeds were used to pay off approximately $96.3 million of old debt. Net proceeds increased our average cash and cash equivalent balances for the period.

Other financing charges.  In the nine months ended December 31, 2007, we expensed $1.2 million of financing charges consisting of title and legal fees. These charges were expensed after determining that our new term loan of $250.0 million was not a substantial modification of our existing Credit Suisse debt instruments.

Liquidity and Capital Resources

For the nine months ended December 31, 2007, we generated income from operations of $8.1 million and a net loss of $39.8 million. The $39.8 million net loss includes a $27.0 million loss on early extinguishment of debt. Prior to the year ended March 31, 2007, we incurred losses from operations in each quarter and annual period dating back to our merger with AmTec, Inc. Our working capital increased from $6.5 million at December 31, 2006 to $134.6 million at December 31, 2007.

Sources and Uses of Cash

Cash used in operations for the nine months ended December 31, 2007 was approximately $22,000 as compared to cash used in operations of $1.6 million for the nine months ended December 31, 2006. We used cash to primarily fund our operations, including cash interest payments on our debt. The decrease in cash used in operations of $1.5 million is mainly due to an increase in income from operations from $1.8 million as of December 31, 2006 to $8.1 million as of December 31, 2007. The remainder of the increase is due to the timing of vendor payments.

Cash used in investing activities for the nine months ended December 31, 2007 was $115.1 million compared to cash used in investing activities of $8.6 million for the nine months ended December 31, 2006, an increase of $106.5 million. This increase is primarily due to the acquisition of a hosting services provider in May 2007 and the capital expenditures related to build outs of additional space in our Miami facility and our expansion in Virginia and California.

Cash provided by financing activities for the nine months ended December 31, 2007 was $143.7 million compared to cash provided by financing activities of $3.2 million for the nine months ended December 31, 2006, an increase of $140.5 million. The increase in cash provided by financing activities is primarily due to the proceeds from our $250.0 million term loan financing arrangement entered into on July 31, 2007, offset by $100.2 million in repayments of old notes and mortgage payables and $8.8 million in debt issuance costs. In addition, we issued of 608,500 shares of our common stock in April 2007, pursuant to the underwriter’s exercise of their over-allotment option of the 11,000,000 shares we sold in our March 2007 offering.

Liquidity

Over the past nine months, we have executed a three step financing plan. The first step was completed in March and April 2007 when we raised approximately $87.2 million in net proceeds of equity offerings. The second step was completed in May 2007 when we effected a private exchange in which a majority of our 9% Senior Convertible Notes were exchanged for 6.625% Senior Convertible Notes with an extended maturity date of June 2013. The notes retained the conversion price of $12.50 per share. The third step was the July 31, 2007 refinancing of our existing mortgage debt and senior secured notes. Our NAP of the Americas facility in Miami was recently appraised at a value of approximately $250.0 million. On July 31, 2007, we entered into two term loan financing arrangements in the aggregate principal amount of $250.0 million. All of the mortgage notes and senior secured notes were paid off and the remainder of the proceeds will be used to fund capital expenditures to support our data center expansion plans and to provide working capital.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities to meet our operating requirements for at least the next twelve months. We are anticipating capital expenditures of approximately $75.0 to $85.0 million for the fiscal year ended March 31, 2008, with approximately $70.0 million related to our data center expansion plans. Capital expenditures through December 31, 2007 amounted to $46.6 million. Capital expenditures for the year ended March 31, 2009 are expected to range from $70.0 million to $80.0 million, with approximately $25.0 million related to our expansion plans in California and $15.0 million to complete our data center in Virginia. The remaining capital expenditures will be used to support our infrastructure in Miami and improve our technology and service delivery platforms.

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

As of December 31, 2007, our principal source of liquidity was our $133.7 million in unrestricted cash and cash equivalents and our $32.3 million in accounts receivable. The terms of the First and Second Lien Agreement prohibit us from having cash and cash equivalents less than $10.0 million at any time. We anticipate that the remaining cash coupled with additional debt to fund our planned expansion and our anticipated cash flows generated from operations, will be sufficient to meet our capital expenditures, working capital, debt service and corporate overhead requirements in connection with our currently identified business objectives. Our projected revenues and cash flows depend on several factors, some of which are beyond our control, including the rate at which we provide services, the timing of exercise of expansion options by customers under existing contracts, the rate at which new services are sold to the government sector and the commercial sector, the ability to retain the customer base, the willingness and timing of potential customers in outsourcing the housing and management of their technology infrastructure to us, the reliability and cost-effectiveness of our services and our ability to market our services.

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

As of December 31, 2007 our total liabilities were approximately $387.9 million of which $40.1 million is due within one year.

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

We also paid an arrangement fee (the “Arrangement Fee”) to Credit Suisse, International as consideration for its services in connection with the Series B Notes, in the amount of 145,985 shares of common stock (the “Fee Shares”), which shares had a value of approximately $1.0 million based on the then quoted market price of our common stock. We also granted Credit Suisse, International certain registration rights pursuant to the Registration Rights Agreement dated January 5, 2007 in connection with the Common Stock underlying the Series B Notes and the Fee Shares, including the right to have such shares registered with the Securities and Exchange Commission. We were required to file with the Securities and Exchange Commission a registration statement covering shares of our common stock issued to Credit Suisse as an arrangement fee and issuable upon conversion of our senior subordinated convertible notes. In the event we failed to cause the registration statement to be declared effective by July 4, 2007, or if the registration statement ceases to be effective at any time thereafter (subject to customary grace periods equal to 90 days in any 12 month period), we would incur liquidated damages in an amount equal to 0.5% of the total $4.0 million proceeds received for each 30 days such effectiveness failure remains (pro rated for periods that are less than 30 days in duration). We did not file nor have declared effective the registration statement prior to July 4, 2007. As a result, we are required to pay the above-described liquidated damages to Credit Suisse. These damages stopped accruing when we caused a registration statement covering the Fee Shares to be declared effective by the Securities and Exchange Commission on October 16, 2007. We intend to obtain a waiver from Credit Suisse of all accrued liquidated damages.

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

Debt Covenants

The provisions of our debt contain a number of covenants that limit or restrict our ability to incur more debt or liens, pay dividends, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or use asset sale proceeds, make acquisitions or investments, enter into hedging activities, make capital expenditures and repurchase stock, subject to financial measures and other conditions. In addition, the new credit facilities include financial covenants based on the most recently ended four fiscal quarters such as such as maintaining a certain; (a) maximum leverage ratios regarding the Company’s consolidated funded indebtedness; (b) maximum leverage ratios with respect to the First Lien indebtedness; (c) minimum interest coverage ratios and; (d) capital expenditures not to exceed specified amounts. The ability to comply with these provisions may be affected by events beyond our control. In addition, we are required to enter into an interest rate hedge prior to the 210th day after July 31, 2007 (the “Closing Date”) of the Credit Agreements (or such later dates as may be specified by the Administrative Agent in its sole discretion). The interest rate hedge should cover a notional amount of not less than 50% of the sum of the principal amount of the Credit Agreements outstanding as of the Closing Date for a period not less than 2 years.

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

The breach of any of these covenants could result in a default under our debt and could trigger acceleration of repayment. As of December 31, 2007, we were in compliance with all covenants under the debt agreements, as applicable.

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

The following table represents the minimum future operating and capital lease payments for these commitments, as well as the combined aggregate maturities (principal and interest) for the following obligations for each of the fiscal years ended:

	Capital Lease	Operating	Convertible	Mortgage
	Obligations	Leases	Debt	Payable	Total

2008	$436,030	$1,733,125	$1,601,048	$5,746,385	$9,516,588
2009	1,458,555	7,210,850	6,404,190	22,971,742	38,045,337
2010	1,007,226	6,760,386	37,571,001	26,490,102	71,828,715
2011	489,565	6,629,902	3,788,970	28,058,859	38,967,296
2012	155,719	5,830,494	3,788,970	28,000,968	37,776,151
Thereafter	—	40,800,486	61,928,214	268,331,559	371,060,259

	$3,547,095	$68,965,243	$115,082,393	$379,599,615	$567,194,346

See Liquidity above.

Litigation

On May 14, 2007, we filed an action for declaratory relief against Strategic Growth International, Inc., (“SGI”), an investor relations firm formerly engaged by us, in the Circuit Court of the 11th Judicial Circuit in Miami-Dade County Florida. The declaratory action requested that the Court determine whether SGI properly exercised certain warrants issued to it in 2002, and if so, in what quantity and what price. Our position was that SGI failed to properly exercise the warrants, and that such failure cannot be cured because the warrants have since expired, and even if SGI did exercise the warrants, SGI was not entitled to the number of shares claimed upon exercise. On May 17, 2007, SGI filed an action in the Supreme Court of the State of New York in connection with the purported warrant exercise and our position with respect to this exercise. In the lawsuit, SGI alleged (i) violations under Rule 10b-5 of the Securities Exchange Act of 1934, as amended, against certain of our senior executive officers; (ii) breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment against us; and (iii) negligence, negligent misrepresentation, intentional concealment, and negligent nondisclosure against us and certain senior executive officers. SGI also sought a declaratory judgment that it properly exercised the warrants. On January 24, 2008, we paid SGI $540,000 in settlement of all such claims and all claims filed by us and SGI were dismissed with prejudice and all parties party to such claims executed mutual releases to each other regarding same.

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

At December 31, 2007, our exposure to market risk related primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of short-term fixed interest rate securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material impact on the fair value of our investment portfolio.

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

To date, approximately 87% of our recognized revenue has been denominated in U.S. dollars, generated mostly from customers in the U.S., and our exposure to foreign currency exchange rate fluctuations has been minimal. In the future, a larger portion of our revenues may be derived from operations outside of the U.S. and may be denominated in foreign currency. As a result, future operating results or cash flows could be impacted due to currency fluctuations relative to the U.S. dollar.

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

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, Terremark carried out an evaluation, under the supervision and with the participation of Terremark’s management, including Terremark’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Terremark’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2007, Terremark’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed in the reports Terremark files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

(b)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On May 14, 2007, we filed an action for declaratory relief against Strategic Growth International, Inc., (“SGI”), an investor relations firm formerly engaged by us, in the Circuit Court of the 11th Judicial Circuit in Miami-Dade County Florida. The declaratory action requested that the Court determine whether SGI properly exercised certain warrants issued to it in 2002, and if so, in what quantity and what price. Our position was that SGI failed to properly exercise the warrants, and that such failure cannot be cured because the warrants have since expired, and even if SGI did exercise the warrants, SGI was not entitled to the number of shares claimed upon exercise. On May 17, 2007, SGI filed an action in the Supreme Court of the State of New York in connection with the purported warrant exercise and our position with respect to this exercise. In the lawsuit, SGI alleged (i) violations under Rule 10b-5 of the Securities Exchange Act of 1934, as amended, against certain of our senior executive officers; (ii) breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment against us; and (iii) negligence, negligent misrepresentation, intentional concealment, and negligent nondisclosure against us and certain senior executive officers. SGI also sought a declaratory judgment that it properly exercised the warrants. On January 24, 2008, we paid SGI $540,000 in settlement of all such claims and all claims filed by us and SGI were dismissed with prejudice and all parties party to such claims executed mutual releases to each other regarding same.

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

For the nine months ended December 31, 2007, we generated income from operations of $8.1 million. Prior to March 31, 2007, we had incurred net losses from operations in each quarterly and annual period since our April 28, 2000 merger with AmTec, Inc. We incurred net losses of $15.0 million, $37.1 million and $9.9 million in the years ended March 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, our accumulated deficit was $340.0 million. We cannot guarantee that we will remain generating income from operations. Given the evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis, and our failure to do so would adversely affect our business, including our ability to raise additional funds and gain new customers.

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

During the nine months ended December 31, 2007, revenues under contracts with agencies of the U.S. federal government constituted approximately 17% of our revenues. Generally, U.S. government contracts are subject to oversight audits by government representatives, to profit and cost controls and limitations, and to provisions permitting modification or termination, in whole or in part, without prior notice, at the government’s convenience. In some cases, government contracts are subject to the uncertainties surrounding congressional appropriations or agency funding. Government contracts are also subject to specific procurement regulations. Failure to comply with these regulations and requirements could lead to suspension or debarment from future government contracting for a period of time, which could limit our growth prospects and adversely affect our business, results of operations and financial condition. Government contracts typically have an initial term of one year. Renewal periods are exercisable at the discretion of the U.S. government. We may not be successful in winning contract awards or renewals in the future. Our failure to renew or replace U.S. government contracts when they expire could have a material adverse effect on our business, financial condition, or results of operations.

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

During the year ended March 31, 2007, we derived approximately 20% of our revenues from agencies of the federal government. During the nine months ended December 31, 2007 and 2006, we derived approximately 17% and 22%, respectively, of our revenues from agencies of the federal government. Because we derive a large percentage of our revenues from a few major customers, our revenues could significantly decline if we lose one or more of these customers or if the amount of business we obtain from them is reduced.

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

For the nine months ended December 31, 2007, 13% of our total revenue was generated in countries outside of the United States. Some risks inherent in conducting business internationally include:

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

The market for our equity securities has been extremely volatile (ranging from $5.16 per share to $9.10 per share during the 52-week trading period ending December 31, 2007). Our stock price could suffer in the future as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter. The factors that could cause the price of our common stock in the public market to fluctuate significantly include the following:

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

The sale or availability for sale of substantial amounts of our common stock could adversely impact its price. Our certificate of incorporation authorizes us to issue 100,000,000 shares of common stock. On December 31, 2007, there were approximately 58.6 million shares of our common stock outstanding and approximately 14.0 million shares of our common stock reserved for issuance pursuant to our 9% Senior Convertible Notes, 6.625% Senior Convertible Notes, Series B Notes, Series I convertible preferred stock, options, nonvested stock and warrants to purchase our common stock, which consist of:

•	2,324,800 shares of our common stock reserved for issuance upon conversion of our 9% Senior Convertible Notes;

•	4,575,200 shares of our common stock reserved for issuance upon conversion of our 6.625% Senior Convertible Notes;

•	491,400 shares of our common stock reserved for issuance upon conversion of our Series B Notes;

•	1,041,333 shares of our common stock reserved for issuance upon conversion of our Series I convertible preferred stock;

•	2,310,884 shares of our common stock issuable upon exercise of options;

•	863,222 shares of our nonvested stock; and

•	2,364,187 shares of our common stock issuable upon exercise of warrants.

Accordingly, a substantial number of additional shares of our common stock are likely to become available for sale in the foreseeable future, which may have an adverse impact on our stock price.

Our common shares are thinly traded and, therefore, relatively illiquid.

As of December 31, 2007, we had 58,601,499 common shares outstanding. While our common shares trade on the NASDAQ, our stock is thinly traded (approximately 0.5%, or 270,000 shares, of our stock traded on an average daily basis during the 52 week trading period ended December 31, 2007) and you may have difficulty in selling your shares quickly. The low trading volume of our common stock is outside of our control, and may not increase in the near future or, even if it does increase in the future, may not be maintained.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION

On February 4, 2008, upon approval by the Compensation Committee of the Company’s Board of Directors, the Company entered into a three-year employment agreement with Mr. Manuel D. Medina, who is employed as the Company’s Chairman, Chief Executive Officer and President. The agreement is effective as of January 1, 2008, and provides for a three year initial term, which automatically renews for successive one-year terms until either party gives written notice of its intention not to renew. Under the agreement, Mr. Medina will receive an initial annual base salary of $425,000 that is subject to increase. Additionally, upon satisfying certain metrics set forth by the Compensation Committee, Mr. Medina will be entitled to receive an annual bonus ranging from 80% to 120% of his base salary. Pursuant to the terms of his agreement, Mr. Medina is prohibited from competing with the Company during the one year period immediately following the termination of his employment, unless termination is by us without cause or by him for “good reason” as specified in the employment agreement. If Mr. Medina’s employment were to be terminated by us without cause, without a change in control or by him for “good reason”, he is entitled to receive an amount equal to three times the sum of his annual base salary as in effect immediately prior to the termination date and his target bonus for the bonus period in which termination occurs. Additionally, he would be entitled to payment of the termination year bonus and the continuation of certain other benefits for a period of one year immediately following termination.

The foregoing description of Mr. Medina’s employment agreement is only a summary and is qualified in its entirety by reference to the full text of the agreement which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

On October 19, 2007, the Company’s Board of Directors formed a Nominating and Corporate Governance Committee consisting of Joseph Wright, Jr., Miguel Rosenfeld and Antonio S. Fernandez. Mr. Wright was appointed as the chair of such committee. As such, recommendations for nominees for election to the Board of Directors should be addressed to Mr. Wright at the Company’s address of business.

ITEM 6.	EXHIBITS

The following exhibits, which are furnished with this Quarterly Report or incorporated herein by reference, are filed as part of this Quarterly Report.

Exhibit
Number	Exhibit Description

10.1	Employment Agreement, dated February 4, 2008, by and between the Company and Manuel D. Medina
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of February, 2008.

TERREMARK WORLDWIDE, INC.

By:	/s/ MANUEL D. MEDINA
Manuel D. Medina
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2008

By:	/s/ JOSE A. SEGRERA
Jose A. Segrera
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 8, 2008