Form 10-K
period 2008-03-31
TERREMARK WORLDWIDE INC
filed 2008-06-16
CIK 912890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-12475

Terremark Worldwide, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-0873124
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

2 South Biscayne Blvd. Suite 2900 Miami, Florida 33131
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on September 30, 2007 was approximately $419,307,644, based on the closing market price of the registrant’s common stock as reported on the Nasdaq Global Market. For purposes of the foregoing computation, all executive officers, directors and five percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or five percent beneficial owners are, in fact, affiliates of the registrant.

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 31, 2008 was 59,172,422.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s definitive proxy statement for its 2008 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

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

Our Business

We are a global provider of managed IT infrastructure services leveraging data centers throughout the United States, Europe and Latin America and access to massive carrier-neutral network connectivity. Utilizing top-tier, purpose-built data center infrastructure, Terremark delivers a comprehensive suite of managed solutions including managed hosting, colocation, connectivity, disaster recovery, security and cloud computing services. The combination of our carrier-neutral global infrastructure with our complete suite of managed services, including our InfinistructureTM utility computing platform, enables companies to reduce the capital and operational expenses associated with running their IT operations, while at the same time improving application performance, availability and security. We differentiate ourselves through our world-class, carrier-neutral data centers combined with our continued investment in proprietary service delivery and platform technologies, including our Infinistructure utility computing platform and digitalOps® service platform, and our premium managed services portfolio supported by a team of highly experienced infrastructure experts.

Our business model is driven primarily by recurring revenue. As a carrier-neutral provider, we do not own or operate our own network, and, as a result, our interconnection services enable our customers to exchange network traffic through direct connection with each other or through peering connections with multiple parties. As a result of having more than 160 carriers in our facilities, our customers have “zero mile” access to robust connectivity and are able to realize significant cost savings, flexibility, and can scale to match their growth while still delivering the performance they demand. The immediate proximity of our facilities to major fiber routes with access to North America, Latin America and Europe has attracted the major global telecommunications carriers, to colocate their equipment with us in order to better service their customers. This network density, which allows our customers to reduce their connectivity costs, combined with the security of our facilities, has attracted enterprise and government sector customers.

Our principal executive office is located at 2 South Biscayne Boulevard, Suite 2900, Miami, Florida 33131. Our telephone number is (305) 856-3200.

Products and Services

Managed Services

Our managed services are designed to support complex, transaction-intensive mission-critical line-of-business and Internet facing applications. Outsourcing in general, and in particular our full suite of managed services, represents a proven way for companies and organizations to reduce their total cost of ownership (TCO), while increasing IT capability through access to significant technical expertise and capability as well as world-class data center, network and computing infrastructure. From our managed services, we generate monthly recurring revenues by providing managed hosting services including technology and operations support. We provide managed hosting services on dedicated servers located within our facilities or virtualized servers through our Infinistructure and

Enterprise Cloud platforms. Additionally, we provide managed storage and tape backup services, both as part of our managed hosting offerings or discrete solutions.

Terremark has been leveraging the advantages of virtualization technologies. Server virtualization technologies allow a single server to take on the function of what was previously performed by many individual servers as well as allow delivery of services through remote means. These technologies have been rapidly gaining momentum in the industry. Uses of such technology reduce both the energy and labor needed to maintain computing resources while increasing reliability and stability.

Our Infinistructure and Enterprise Cloud platforms leverage virtualization technology that presents a number of opportunities to drive both capital and operating efficiency. By decoupling the entire software environment from its underlying hardware infrastructure, virtualization enables the aggregation of multiple servers, storage infrastructure and networks into shared pools of resources that can be delivered dynamically, securely and reliably to applications as needed. This approach enables organizations to build a computing infrastructure with high levels of utilization, availability, automation and flexibility using building blocks of servers. Although virtualization represents the core enabling technology, the benefits associated with this general purpose computing infrastructure cannot be fully realized without virtual infrastructure automation and management solutions, such as our Infinistructure utility computing platform.

Services include some or all of the following: device management; operating system and application platform management; patch management; monitoring services; problem and incident management; data storage; backup and restoration; security services including managed firewalls, intrusion detection, anti-virus services and DDos protection and mitigation; database administration; application performance tuning; software installation and configuration; application testing and deployment services

Colocation

Utilizing our world-class data centers, our colocation services offer a highly secure and reliable carrier-neutral environment to deploy computing, network, storage and IT infrastructure. We have more than 385,000 square-feet of total data center space across North America, Latin America and Europe. We provide 100% Service Level Agreements (SLAs) for power and environmental systems through a number of redundant subsystems, including power and fiber trunks from multiple sources. Our scalable colocation solutions allow companies to upgrade space, connectivity and services as their requirements evolve. Power is becoming an increasingly more important part of customers’ decisions to outsource their infrastructure. By utilizing our colocation facilities, our customers realize significant benefits of scale to help reduce the costs of power and cooling their infrastructure. Additionally, with their IT infrastructure in a safe, secure highly connected facility, customers enjoy less latency, which enables them to focus on their core business. Customers also have the benefit of our wide range of physical security features, including biometric scanners, man traps, smoke detection, fire suppression systems, motion sensors, secured access, video camera surveillance and security breach alarms. Customers are billed on a monthly recurring basis on a per square foot basis or by cabinet for space and by the circuit (based on the number of amps) for power.

Network and Connectivity Services

Our Exchange Point Services platform is designed to allow our customers to connect their networks and equipment with that of others in a flexible and cost-effective manner. Doing so allows them to reduce costs while enhancing the reliability and performance associated with the exchange of Internet and telecommunications traffic. Our massive connectivity offers our customers a key strategic advantage by providing direct, high-speed connections to peers, partners and the most important sources of IP data, content and distribution in the world.

Our Peering Services provide a highly secure and reliable means to exchange data, deliver IP-based services, and provide content between networks in a carrier-neutral environment. We provide a cost-effective alternative to conventional transport, significantly reducing the costs, delays and performance issues often associated with using a complex patchwork of local loops and long-haul transport.

Our Cross-Connect Service enables customers to conveniently share data with any other client connected to our sophisticated Exchange Point Platform. This “zero-mile” distance between the customer and the partners helps avoid many of the costs and performance issues often associated with a complex patchwork of local-loops and long-haul circuits. Our carrier-neutral facilities provide the optimal environment for this flexible connectivity option. With direct connections to some of the largest backbone providers in the world, this service offers immediately recognizable cost and performance benefits.

Our Primary Facilities

NAP of the Americas

Terremark’s flagship facility, the NAP of the Americas®, located in Miami, Florida is one of the most significant telecommunications projects in the world. The Tier-IV, 750,000 square-foot facility was the first purpose-built, carrier-neutral Network Access Point and is the only facility of its kind specifically designed to link the United States with the rest of the world.

Miami has been ranked as one of the most interconnected cities in the world, ahead of San Francisco, Chicago and Washington, D.C. Terremark’s NAP of the Americas is located in downtown Miami, an area that has numerous telecommunications carrier facilities, fiber loops, international cable landings and multiple power grids. The convergence of telecommunications infrastructure is why global carriers, ISPs and other Internet-related businesses, educational institutions, and enterprises have chosen to become Terremark clients.

Our Network Operations Center, or NOC, service provides continuous 24-hour support, monitoring and management of all elements in a customer’s computing infrastructure. The service allows our customers to benefit from our investment in hardware, software tools and expertise, thereby allowing our customers to be supported by a NOC without requiring them to make significant investments in equipment and dedicated staff. The NAP of the Americas is equipped with two fully staffed NOCs, one serving our commercial sector customers and the other serving our federal government sector customers.

NAP of the Capital Region

Strategically located in Culpeper, Virginia, outside of the 50-mile blast zone surrounding downtown Washington, D.C., the NAP of the Capital Region (“NCR”), opening in June 2008, will be one of the most secure and technologically sophisticated datacenters on the Eastern seaboard.

The 30-acre, multi-datacenter campus is the ideal location for government, enterprise and Web 2.0 clients requiring colocation solutions engineered to meet the needs of today’s power, space and bandwidth-intensive mission-critical applications or hot/warm sites for disaster recovery/COOP environments.

The NCR campus will consist of up to five, 50,000 square-foot independent datacenter structures and one, 72,000-square-foot secure office building. Each structure is a secure bunker, designed to provide clients who require colocation space that meets standards for sensitive compartmented information facilities (SCIFs). Inside each datacenter, a professional security staff maintains and operates sophisticated surveillance systems, biometric scanners and secured areas for processing of staff, customers and visitors.

A complete suite of services from colocation and connectivity to managed hosting and comprehensive disaster recovery solutions is offered, including solutions utilizing Terremark’s Infinistructure utility computing platform. NCR is designed to accommodate today’s power requirements for high density computing environments. Terremark offers 100% service level agreements on power and environmentals for NCR.

NAP West

Located in Santa Clara, CA in Silicon Valley, NAP West strategically positions us to service the Asian/Pacific Rim markets and is a key component of our international reach. The facility is engineered to exceed industry standards for power and cooling and is on the critical grid for Silicon Valley Power. Additionally, NAP West’s access to major carriers provides a competitive marketplace that lowers bandwidth costs while allowing customers to select the connectivity best suited to their business.

NAP do Brasil

Located in Sao Paulo, NAP do Brasil is the largest NAP in Latin America with total exchange traffic of 5.2 Gbps. Our clients include all major carriers operating in Brazil. Terremark operates the Academic Network of the State of São Paulo, under outsourcing contract with the Foundation for Research Support of the State of São Paulo or FAPESP from this facility which uses the same world class practices used by NAP of the Americas in Miami.

Our Strategy

Our objective is to become the leading provider of infrastructure and managed services for enterprise and government customers. Key components of our strategy include the following:

•	Maximize our expansion opportunities. Our expansion plans are strategic to our continued growth and enable us to broaden our geographic footprint, leverage our global technology relationships and provide COOP and disaster recovery services for our customers. We expect to complete the first phase of our NCR project in June 2008 and we are targeting the second half of Fiscal 2009 to break ground on our Silicon Valley expansion. Our NCR facility will consist of five, 50,000 square-foot independent datacenter structures with each additional pod being built on a success basis. Our Silicon Valley facility will consist of one 50,000 square foot data center facility. The added square-feet from the new facilities will enable us to sell additional colocation, managed services and disaster recovery solutions.

•	Continue our focus on the Federal Government. We continue to broaden our reach with customers in federal government sector, resulting in further penetration of the civilian agencies and solidifying our relationships with the large federal integrators. We have focused on ramping up our collaboration with key federal government IT integrators, which has helped increase demand from both the federal and commercial sectors.

•	Continue to upsell to our existing customers, including selling managed services to our colocation customers. For the year end March 31, 2008 approximately 70% of our bookings were from existing customers. By upselling our existing colocation customers to our managed service platform we expect to increase the amount of revenue per customer.

•	Maximize revenue per square foot. Our ability to successfully deliver colocation and managed services enables us to maximize the revenue per square foot that we generate in our data centers. Maximizing revenue per square foot enables us to increase cash flow per square foot from the data center, thus increasing our return on investment.

•	Continued investment in service delivery technology and products such as our digitalOps Enterprise Service Delivery Platform, our Infinistructure utility-computing platform and our Enterprise Cloud. Our service delivery platform enables us to speed response times, reduce human error, and increase systems availability through increased accuracy, comprehensive change control and rapid fault resolution. These automated processes allow us to leverage our technology to help drive efficiencies and lower our operating costs. Our consistent investment in the Infinistructure utility-computing platform and the development of the Enterprise Cloud have resulted in industry-leading platforms that provide reliable, cost-effective, and flexible solutions to our customers and a technological advantage over competitors.

Market Forces

Market demand for infrastructure services continues to expand. Gartner forecasts that the North American infrastructure services market will grow from $7.0 billion in 2007 to $13.1 billion in 2011. This growth is being driving by escalating broadband penetration, abundance of broadband intensive applications, growing need for advanced networking technology provided through reliable and secure infrastructure and rising power and cooling requirements. These conditions have created an environment of increasing demand for our services including managed hosting, colocation, and interconnection services.

Adding to the growth in the market place is a trend among companies of all sizes to reduce their IT capital expenditures while increasing their computing capacity, leading many companies to outsource their IT infrastructure needs. According to Gartner, up to 40% of IT infrastructure will be purchased as a service by 2011.

Customers

Our customers include enterprise, government, interactive entertainment, internet infrastructure and carriers. As of March 31, 2008, we had 983 customers worldwide. Agencies of the federal government accounted for approximately 16% of our revenues for the year ended March 31, 2008.

Sales and Marketing

Sales

We use a national direct sales force to market our services to enterprise, government, interactive entertainment, Internet infrastructure, carrier and channel customers. This sales force is supported by a team of trained support engineers who work with our sales executives and their customers to respond to customer questions and design a package of services and technical infrastructure that best meets the customer’s needs. A sales engagement team is responsible for managing inbound demand from marketing campaigns and website visitors as well as conducting targeted sales outreach. Our channels & strategic alliances group is responsible for the acquisition, education and retention of channel partners and reseller agents.

Marketing

Our marketing organization is responsible for brand management, demand generation, market segmentation and market-facing communications. Our marketing team supports our strategic priorities through the following primary imperatives:

•	Brand management and positioning — this includes brand identity and positioning at the corporate and product levels, the development of marketing assets and sales tools, brand awareness programs and industry analyst relations.

•	Lead Generation — Utilizing online marketing, targeted advertising, direct marketing, event marketing, and public relations programs and strategies.

•	Internal coordination and strategic alignment, including: Sales, Channels & Alliances, Product Line Management, and Corporate Communications.

Competition

Our current and potential competition includes:

•	Internet data centers operated by established communications carriers such as at&t, Level 3, Qwest, Savvis, and Verizon Business. Unlike the major network providers, who constructed data centers primarily to help sell bandwidth, we have aggregated multiple networks in one location, providing superior diversity, pricing and performance. Telecommunications companies’ data centers generally only provide one choice of carrier and also prefer customers with high managed services needs as part of their pricing structures. Locating in our data centers provides access to top tier networks and allows customers to negotiate the best prices with a number of carriers resulting in better economics and redundancy. In 2003 and 2004, two major carriers who had built and operated their own data centers exited the U.S. colocation market. The disposition of these assets has been completed with various owners assuming the assets, including Savvis. Because these operators are not network neutral, we believe we have an advantage in gaining the business of those customers displaced by these carriers because access to their networks is also available in our data centers.

•	Network access points (NAPs) and/or network-neutral colocation providers such as Equinix, Global Switch, Interxion and Switch and Data. NAPs, generally operated by carriers, are typically older facilities and lack the incentive to upgrade the infrastructure in order to scale with traffic growth. In contrast, we provide state-

of-the-art, secure centers and geographic diversity with 24-hour support and a full range of network and content provider offerings along with certain other network-neutral colocation providers.

•	Website hosting, colocation and information technology service providers such as IBM, Rackspace and Sunguard. Most managed service providers require that customers purchase their entire network and managed services directly from them. We are a network and service provider aggregator and allow customers the ability to contract directly with the networks and webhosting partner best for their business.

•	Real Estate Investment Trusts (REITs) such as Digital Realty Trust and Dupont Fabros. Some REITs have leased or begun building data centers focused on meeting the outsourced data center needs of wholesale, or very large, customer deployments. These centers primarily provide space and power without additional services. These customers are not typically suited to the Terremark model as we focus on a large number of diverse customers on a per data center basis thereby creating a network effect for customers and maximizing the financial returns on a per site basis.

Employees

As of March 31, 2008, we had 604 full-time employees in the United States, 69 full-time employees in Europe and 25 full-time employees in Latin America. Of these employees, 466 were in data center operations, 83 were in sales and marketing and 149 were in management, finance and administration.

Our executive officers and directors and their ages as of March 31, 2008, are as follows:

Name	Age	Principal Position

Manuel D. Medina	55	Chairman of the Board, President and Chief Executive Officer
Joseph R. Wright, Jr	69	Vice Chairman of the Board
Guillermo Amore	69	Director
Timothy Elwes	72	Director
Antonio S. Fernandez	68	Director
Arthur L. Money	68	Director
Marvin S. Rosen	66	Director
Miguel J. Rosenfeld	58	Director
Rodolfo A. Ruiz	59	Director
Jamie Dos Santos	46	Chief Executive Officer Terremark Federal Group
Jose A. Segrera	37	Chief Financial Officer
Marvin Wheeler	54	Chief Operations Officer
Adam T. Smith	36	Chief Legal Officer

Manuel D. Medina has served as our Chairman of the Board, President and Chief Executive Officer since April 28, 2000, the date that we merged with AmTec, and as that of Terremark since its founding in 1982. In addition, Mr. Medina is a managing partner of Communication Investors Group, one of our investors. Mr. Medina has been a director of Fusion Telecommunications International since December 14, 1998. Before founding Terremark, an independent financial and real estate consulting company, Mr. Medina, a certified public accountant, worked with PricewaterhouseCoopers LLP. Mr. Medina earned a Bachelor of Science degree in Accounting from Florida Atlantic University in 1974.

Joseph R. Wright, Jr. has served as our Vice Chairman of the Board since April 2000. He recently joined Scientific Games as their CEO effective January 1, 2009. He is currently serving as Vice Chairman of the Board for Scientific Games and has been a member of the board since 2004. He was previously Chairman of Intelsat, the world’s leading provider of satellite/fiber services with a global fleet of 53 satellites servicing over 200 countries and before that CEO of PanAmSat, a publicly-listed satellite based services business, which was acquired by Intelsat in 2006. Before PanAmSat, he was Chairman of GRC International Inc., a public company providing advanced IT, internet, and software technologies to government and commercial customers, which was sold to

AT&T, was Co-Chairman of Baker & Taylor Holdings, Inc., an international book/video/software distribution and e-commerce company, owned by The Carlyle Group and was EVP, Vice Chairman, and Director of W. R. Grace & Company, Chairman of Grace Energy Company, and President of Grace Environmental Company.

Mr. Wright also serves on the Board of Directors/Advisors of Federal Signal, the Defense Business Board, the Defense Science Board task force on interoperability, OMB’s Performance Measurement Advisory Council, the FCC’s Network Reliability and Interoperability Council, the FCC’s Media Security and Reliability Council, the Council on Foreign Relations, the Committee for the Responsible Federal Budget and the New York Economic Club. See “Certain Relationships and Related Transactions.”

Guillermo Amore has served as a member of our board of directors since February 2001. From August 2000 to February 2001, Mr. Amore served as the President and Chief Operating Officer of our wholly-owned subsidiary, Terremark Latin America, Inc., prior to which, he served as Chairman and Chief Executive Officer of Spectrum Telecommunications Corporation until its acquisition. Mr. Amore has nearly 35 years of telecommunications experience, much of it focused on the developing markets of Latin America and the Caribbean. During his tenure at GTE Corporation he built an extensive network of contacts in the region. These contacts served him well in business development and regulatory affairs during his stewardship of Grupo Isacell S.A. of Mexico and of Spectrum Telecommunications. Mr. Amore holds an MBA from Harvard University and a Bachelors degree in Science in Electrical Engineering from Pontificia Universidad Javeriana, Colombia. See “Certain Relationships and Related Transactions.”

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

Arthur L. Money has served as a member of our board of directors since May 2003. Since September 2002, Mr. Money has been a member of the board of directors of SafeNet, a provider of Information Technology security solutions. From 1999 to 2001, Mr. Money was the Assistant Secretary of Defense (C3I) and Department of Defense CIO. Prior to this, Mr. Money served as the Assistant Secretary of the Air Force for Research, Development, and Acquisition, and was Vice President and Deputy General Manager of TRW. From 1989 to 1995, Mr. Money was President of ESL, Inc. He has received distinguished public service awards from the U.S. Department of Defense (Bronze Palm), the U.S. Air Force, and the U.S. Navy. He is currently President of ALM Consulting, specializing in command control and communications, intelligence, signal processing, and information processing. Mr. Money received his Master of Science Degree in Mechanical Engineering from the University of Santa Clara and his Bachelor of Science Degree in Mechanical Engineering from San Jose State University. See “Certain Relationships and Related Transactions.”

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

Jamie Dos Santos has served as our CEO of Terremark Federal Group since July 2005. From March 2003 to July 2005, Ms. Dos Santos served as our Chief Marketing Officer. From April 2001 to March 2003, Ms. Dos Santos served as our Senior Vice President Global Sales. From 1981 to April 2001, Ms. Dos Santos worked with the Bell System. Ms. Dos Santos held various positions during her tenure with Telcordia/ Bell Systems including Director of Professional Services Latin America and Regional Account Director. She started her career as a Business Service Representative. Ms. Dos Santos attended the University of Florida and Bellcore’s elite Technical training curriculum receiving various degrees in telecommunications.

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

Adam T. Smith has served as our Chief Legal Officer since November 2006. From May 2005 to November 2006, Mr. Smith served as our SVP Deputy General Counsel, and from February 2004 to April 2005 as our VP Assistant General Counsel. From April 2000 to January 2004, Mr. Smith led the Electronic Commerce & Technology law practice for a Miami based international law firm, as well as focused on domestic and international corporate transactions, venture capital, and corporate securities. Prior to April 2000, Mr. Smith worked in Washington, D.C., where he was responsible for the review of the legal issues surrounding the Internet aspects of the proposed Sprint/Worldcom merger, and gained federal government experience as an honors intern in the Office of the Secretary of Defense, as well as the Department of State (U.S. Embassy/Santiago, Chile), Office of the Deputy Attorney General, and U.S. House of Representatives International Relations Committee. Mr. Smith received his Juris Doctor from the University of Miami School of Law and his Bachelor of Arts from Tufts University. Mr. Smith is a member of the bar of the State of Florida and the United States District Court for the Southern District of Florida.

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

We have incurred substantial losses in the past and may continue to incur additional losses in the future.

We incurred net losses of $42.2 million, $15.0 million and $37.1 million for the years ended March 31, 2008, 2007 and 2006, respectively. The net loss for the year ended March 31, 2008 included a $26.9 million non-cash loss on the early extinguishment of debt. The net loss for the quarters ended March 31, 2008 and December 31, 2007 was $2.7 million and $3.7 million, respectively. Although we believe we are approaching a position of producing net income in the foreseeable future, we are also currently investing heavily in our expansion plans in Virginia and California. As a result, we will incur higher depreciation and other operating expenses that will negatively impact our ability to achieve and sustain profitability unless and until these new facilities generate enough revenue to exceed their operating costs and cover additional overhead needed to scale our business to this anticipated growth. Although our goal is to achieve profitability, there can be no guarantee that we will become profitable, and we may continue to incur additional losses. Even if we achieve profitability, given the competitive nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We anticipate that a significant portion of our revenues will be from contracts with agencies of the United States government, and uncertainties in government contracts could adversely affect our business.

During the year ended March 31, 2008, revenues under contracts with agencies of the U.S. federal government constituted approximately 16% of our revenues. Generally, U.S. government contracts are subject to oversight audits by government representatives, to profit and cost controls and limitations, and to provisions permitting modification or termination, in whole or in part, without prior notice, at the government’s convenience. In some cases, government contracts are subject to the uncertainties surrounding congressional appropriations or agency funding. Government contracts are also subject to specific procurement regulations. Failure to comply with these regulations and requirements could lead to suspension or debarment from future government contracting for a period of time, which could limit our growth prospects and adversely affect our business, results of operations and financial condition. Government contracts typically have an initial term of one year. Renewal periods are exercisable at the discretion of the U.S. government. We may not be successful in winning contract awards or renewals in the future. Our failure to renew or replace U.S. government contracts when they expire could have a material adverse effect on our business, financial condition, or results of operations.

We derive a significant portion of our revenues from a few clients; accordingly, a reduction in our clients’ demand for our services or the loss of clients could impair our financial performance.

During the years ended March 31, 2008 and 2007, we derived approximately 16% and 20%, respectively, of our revenues from agencies of the federal government. Because we derive a large percentage of our revenues from a few major customers, our revenues could significantly decline if we lose one or more of these customers or if the amount of business we obtain from them is reduced. See “Business — Customers.”

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

Our network and computing infrastructure could fail, which would impair our ability to provide guaranteed levels of service and could result in significant operating losses.

To provide our customers with guaranteed levels of service, we must operate our network and computing infrastructure 24 hours a day, seven days a week, without interruption. We must, therefore, protect our infrastructure, equipment and customer files against damage from human error, natural disasters, unexpected equipment failure, power loss or telecommunications failures, terrorism, sabotage or other intentional acts of vandalism. Even if we take precautions, the occurrence of a natural disaster, equipment failure or other unanticipated problem at one or more of our data centers could result in interruptions in the services we provide to our customers. We cannot assure you that our disaster recovery plan will address all, or even most, of the problems we may encounter in the event of a disaster or other unanticipated problem. We have experienced service interruptions in the past, and any future service interruptions could:

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

Our services and infrastructure rely on products and services of third-party providers. We purchase key components of our infrastructure from a limited number of suppliers, such as IBM, Cisco Systems, Inc., Microsoft and Oracle. We may experience operational problems attributable to the installation, implementation, integration, performance, features or functionality of third-party software, systems and services. We may not have the necessary hardware or parts on hand or that our suppliers will be able to provide them in a timely manner in the event of equipment failure. Our inability to timely obtain and continue to maintain the necessary hardware or parts could result in sustained equipment failure and a loss of revenue due to customer loss or claims for service credits under our service level guarantees.

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

For the year ended March 31, 2008, 13% of our total revenue was generated in countries outside of the United States. Some risks inherent in conducting business internationally include:

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

A significant amount of our business is dependent upon the continued operation of the NAP of the Americas building. The NAP of the Americas building and our other NAP facilities are susceptible to regional costs of power, electrical power shortages and planned or unplanned power outages caused by these shortages. A power shortage at an internet exchange facility may result in an increase of the cost of energy, which we may not be able to pass on to our customers. We attempt to limit exposure to system downtime by using backup generators and power supplies. Power outages that last beyond our backup and alternative power arrangements could harm our customers and have a material adverse effect on our business.

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

The market for our equity securities has been extremely volatile (ranging from $4.64 per share to $8.79 per share during the 52-week trading period ending March 31, 2008). Our stock price could suffer in the future as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter. The factors that could cause the price of our common stock in the public market to fluctuate significantly include the following:

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

The sale or availability for sale of substantial amounts of our common stock could adversely impact its price. Our certificate of incorporation authorizes us to issue 100,000,000 shares of common stock. On March 31, 2008, there were approximately 59.2 million shares of our common stock outstanding and approximately 14.1 million shares of our common stock reserved for issuance pursuant to our 9% Senior Convertible Notes, 6.625% Senior

Convertible Notes, Series B Notes, Series I convertible preferred stock, options, nonvested stock and warrants to purchase our common stock, which consist of:

•	2,324,800 shares of our common stock reserved for issuance upon conversion of our 9% Senior Convertible Notes;

•	4,575,200 shares of our common stock reserved for issuance upon conversion of our 6.625% Senior Convertible Notes;

•	492,000 shares of our common stock reserved for issuance upon conversion of our Series B Notes;

•	1,041,333 shares of our common stock reserved for issuance upon conversion of our Series I convertible preferred stock;

•	2,303,138 shares of our common stock issuable upon exercise of options;

•	976,245 shares of our nonvested stock; and

•	2,364,187 shares of our common stock issuable upon exercise of warrants.

Accordingly, a substantial number of additional shares of our common stock are likely to become available for sale in the foreseeable future, which may have an adverse impact on our stock price.

Our common shares are thinly traded and, therefore, relatively illiquid.

As of March 31, 2008, we had 59,172,022 common shares outstanding. While our common shares trade on the NASDAQ, our stock is thinly traded (approximately 0.4%, or 261,002 shares, of our stock traded on an average daily basis during the year ended March 31, 2008) and you may have difficulty in selling your shares quickly. The low trading volume of our common stock is outside of our control, and may not increase in the near future or, even if it does increase in the future, may not be maintained.

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

We lease or own properties on which we operate internet exchange facilities from which we may provide our colocation, interconnection and managed services to the government and commercial sectors. The following table shows information on these properties and facilities as of March 31, 2008:

		Lease Expires	Gross
		(reflecting	Area
		all Options)	(Square	Annual
Description	Location	(M/Yr)	Feet)	Rent

Data Center	Miami, Florida	Owned	750,000	N/A
Data Center	Sao Paulo, Brazil	Oct-21	5,300	$652,780(1)
Data Center	Santa Clara, California	Sep-20	40,000	$1,668,012(2)
Data Center	Madrid, Spain	Dec-15	10,550	$1,521,592(3)
Data Center	Frankfurt, Germany	Jun-08	80	$19,851
Data Center	Amsterdam,	Dec-09 to Dec-10	2,493	$436,728
	The Netherlands
Data Centers	Brussels, Belgium	Sep-08 to Feb-13	1,594	$374,668
Data Center	Hong Kong, China	Jul-08	1 rack	$11,568
Data Center	Singapore	Jul-08	39	$12,168
Data Center	Hilversum,	Nov-08	18 racks	$178,560
	The Netherlands
Data Center	Brussels, Belgium	Apr-10	1 rack	$15,810
Data Center	Pleasanton, California	Oct-11	29,784	$495,683
Data Center	Irving, Texas	Dec-09	4,603	$33,660
Data Center	Dallas, Texas	Aug-09	5,376	$1,548,288
Data Center	London, England	Aug-09	775	$225,892
Principal executive offices	Miami, Florida	Dec-18	36,457	$1,248,835
Office and Data Center	Herndon, Virginia	Mar-18	34,207	$833,622(1)
Office	Irving, Texas	Jul-09	66,340	$1,067,000
Office	SantoDomingo,	Jul-08	948	$29,424
	Dominican Republic
Office	Culpepper, Virginia	Aug-08	1,152	$27,516
Office	Sao Paulo, Brazil	Aug-08	1,500	$67,276

(1)	We are also responsible for our share of common area maintenance expenses and real estate taxes.

(2)	We are also responsible for real estate taxes and property and casualty insurance expenses aggregating approximately $46,000 annually.

(3)	Annual rent is exclusive of value added taxes.

ITEM 3.	LEGAL PROCEEDINGS.

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

Proposal 2:  Our stockholders approved an increase of 3,000,000 shares of our common stock reserved for issuance under the 2005 Plan.

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

As of March 31, 2008, under our amended and restated certificate of incorporation, we had the authority to issue:

•	100,000,000 shares of common stock, par value $0.001 per share; and

•	10,000,000 shares of preferred stock, par value $0.001 per share, which are issuable in series on terms to be determined by our board of directors, of which 600 shares are designated as series I convertible preferred stock.

As of March 31, 2008:

•	59,172,022 shares of our common stock were outstanding;

•	312 shares of our series I convertible preferred stock were outstanding. Each share of series I convertible preferred stock may be converted into 3,333 shares of our common stock. In September, 2007, 11 shares of our series I convertible preferred stock was converted to 6,667 shares of our common stock.

•	In April 2007, we sold 608,500 shares in a public offering, at an offering price of $8.00 per share, pursuant to the underwriters’ exercise of their over-allotment option of the 11,000,000 shares sold in the March 2007 public offering.

•	In May 2007, we issued 1,925,546 shares, valued at $15.0 million, based on the closing price of our common stock on May 11, 2007 of $7.79 per share, in connection with the acquisition of all of the outstanding common stock of a Data Return, LLC.

•	In October 2007, the Company issued 61,237 shares, valued at $0.5 million, of its common stock to certain employees of the Company as settlement of share-based awards earned during fiscal year 2007.

•	In January 2008, we issued 390,000 shares, valued at $2.1 million, based on the closing price of our common stock on January 24, 2008 of $5.26 per share, in connection with the acquisition of all of the outstanding common stock of Accris Corporation

As of May 31, 2008, there were 453 holders of record and we believe at least 6,589 beneficial owners of our common stock.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock on the Nasdaq Global Market. Quotations are based on actual transactions and not bid prices:

	Prices
Fiscal Year 2008 Quarter Ended	High	Low

June 30, 2007	$8.79	$6.34
September 30, 2007	7.61	5.15
December 31, 2007	8.14	5.14
March 31, 2008	6.69	4.64
Through June 11, 2008	7.30	5.37

	Prices
Fiscal Year 2007 Quarter Ended	High	Low

June 30, 2006	$8.68	$3.26
September 30, 2006	6.10	3.60
December 31, 2006	7.20	4.76
March 31, 2007	9.15	6.41

Performance Graph

The following graph presents our total return to our stockholders for the period from March 31, 2003 to March 31, 2008. Our common stock is compared to the Russell 2000 Index and a peer group. Our peer group of companies comprised the Goldman Sachs Internet Index (GSI) over the same period. The information contained in this graph is not necessarily indicative of our future performance.

The stock performance graph assumes for comparison that the value of the Company’s common stock was $100 on March 31, 2003 and that all dividends were reinvested.

Dividend Policy

Holders of our common stock are entitled to receive dividends or other distributions when and if declared by our board of directors. In addition, our 9% Senior Convertible Notes and our 6.625% Senior Convertible Notes contain contingent interest provisions which allow the holders of these notes to participate in any dividends declared on our common stock. Further, our Series I preferred stock contain participation rights which entitle the holders to received dividends in the events we declare dividends on our common stock. The right of our board of directors to declare dividends, however, is subject to any rights of the holders of other classes of our capital stock and the availability of sufficient funds under Delaware law to pay dividends. Our credit facilities limit our ability to pay dividends. We do not anticipate paying cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On May 24, 2007, in connection with our acquisition of 100% of the outstanding membership interests of Data Return, we issued to the former owners of Data Return $15.0 million of our common stock, or 1,925,546 shares based on the closing price of our common stock on Friday, May 11, 2007 of $7.79 per share.

On January 24, 2008, connection with our acquisition of 100% of the outstanding common stock of Accris Corporation, we issued to the former owners of Accris Corporation $2.1 million of our common stock, or 390,000 shares based on the closing price of our common stock on January 24, 2008 of $5.26 per share.

The offer and sale of our securities was exempt from the registration requirements of the Securities Act, as the securities were sold to accredited investors pursuant to Regulation D and to non-United States persons in offshore transactions pursuant to Regulation S.

Equity Compensation Plan Information

This table summarizes share and exercise price information about our equity compensation plans as of March 31, 2008.

	Number of Securities	Weighted Average
	to be Issued Upon	Exercise Price of	Number of Securities
	Exercise of Outstanding	Outstanding Options,	Available for Future
	Options, Nonvested Stock,	Nonvested Stock,	Issuance Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by security holders	5,643,570	$8.64	2,342,778
Equity compensation plans not approved by security holders	—	$—	—

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated annual financial statement data has been derived from our audited Consolidated Financial Statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes included elsewhere herein.

	Twelve Months Ended March 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands except per share data)

Results of Operations:
Revenues	$187,414	$100,948	$62,529	$46,818	$17,034
Real estate services	—	—	—	1,330	1,179

Total revenues	187,414	100,948	62,529	48,148	18,213

Cost of revenues	100,886	56,902	38,824	36,310	16,413
Construction contract expenses	—	—	—	809	918
Other expenses	128,756	58,998	60,854	20,888	23,373

Total expenses	229,642	115,900	99,678	58,007	40,704

Net loss	(42,228)	(14,952)	(37,149)	(9,859)	(22,491)
Non-cash preferred dividend	(794)	(676)	(727)	(915)	(1,158)

Net loss attributable to common stockholders	$(43,022)	$(15,628)	$(37,876)	$(10,774)	$(23,649)

Net loss per common share — basic	$(0.74)	$(0.35)	$(0.88)	$(0.31)	$(0.78)

Net loss per common share — diluted	$(0.74)	$(0.36)	$(0.88)	$(0.40)	$(0.78)

	As of March 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Financial condition:(1)
Property and equipment, net	$231,674	$137,937	$129,893	$123,406	$53,898
Total assets	503,860	309,646	204,716	208,906	77,433
Long term obligations(2)(3)	352,391	184,510	163,967	149,734	78,525
Stockholders’ equity (deficit)	90,522	89,499	13,836	40,176	(22,720)

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

(2)	Long term obligations as of March 31, 2004 through 2007 include mortgage payable less current portion, convertible debt, estimated fair value of derivatives embedded within convertible debt, deferred rent, deferred revenue, unearned interest under capital lease obligations, capital lease obligations less current portion and notes payable less current portion. At March 31, 2008, the notes payable were paid off and there were no significant derivatives embedded within convertible debt.

(3)	Long term obligations as of March 31, 2005 and 2004 include approximately $600 in redeemable convertible preferred stock plus accrued dividends.

The quarterly selected financial statement data set forth below has been derived from our unaudited condensed consolidated financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere herein.

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,
	2008	2007	2007	2007
	(Dollars in thousands except per share data)

Revenues	$56,841	$49,964	$45,368	$35,241

Cost of revenues	30,276	26,358	25,304	18,948
Other expenses	29,031	27,096	35,584	37,045

Total expenses	59,307	53,454	60,888	55,993

Net loss	(2,466)	(3,490)	(15,520)	(20,752)
Non-cash preferred dividend	(195)	(196)	(201)	(202)
Earnings allocation to participating stockholders	—	—	—	—

Net loss attributable to common stockholders	$(2,661)	$(3,686)	$(15,721)	$(20,954)

Net loss per common share — basic	$(0.04)	$(0.06)	$(0.27)	$(0.37)

Net loss per common share — diluted	$(0.04)	$(0.06)	$(0.27)	$(0.37)

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,
	2007	2006	2006	2006
	(Dollars in thousands except per share data)

Revenues	$30,692	$24,669	$24,184	$21,403

Cost of revenues	17,470	12,973	14,774	11,612
Other expenses	17,484	22,472	18,853	263

Total expenses	34,954	35,445	33,627	11,875

Net (loss) income	(4,262)	(10,776)	(9,443)	9,528
Non-cash preferred dividend	(189)	(162)	(162)	(164)
Earnings allocation to participating stockholders	—	—	—	(1,458)

Net (loss) income attributable to common stockholders	$(4,451)	$(10,938)	$(9,605)	$7,906

Net (loss) income per common share — basic	$(0.10)	$(0.25)	$(0.22)	$0.18

Net loss per common share — diluted	$(0.10)	$(0.25)	$(0.22)	$(0.05)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Revenue Recognition and Allowance for Bad Debts

Revenues principally consist of monthly recurring fees for colocation, exchange point, managed and professional services fees. Colocation revenues also include monthly rental income for unconditioned space in the NAP of the Americas. Revenues from colocation, exchange point services, and managed web hosting as well as rental income for unconditioned space, are recognized ratably over the term of the contract. Installation fees and related direct costs are deferred and recognized ratably over the expected life of the customer installation which is estimated to be 36 to 48 months. Managed and professional services fees are recognized in the period in which the services are provided. Revenues also include equipment resales which are recognized in the period in which the equipment is delivered and installed. Revenue from contract settlements is generally recognized when collectibility is reasonably assured and no remaining performance obligation exists. Taxes collected from customers and remitted to the government are excluded from revenues.

In accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, when more than one element such as equipment, installation and colocation or managed web hosting services are contained in a single arrangement, the Company allocates revenue between the elements based on acceptable fair value allocation methodologies, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered items. The fair value of the undelivered elements is determined by the price charged when the element is sold separately, or in cases when the item is not sold separately, by using other acceptable objective evidence. We apply judgment to ensure appropriate application of EITF 00-21, including the determination of fair value for multiple deliverables, determination of whether undelivered elements are essential to the functionality of delivered elements, and timing of revenue recognition, among others. For those arrangements where the deliverables do not qualify as a separate unit of accounting, revenue from all deliverables are treated as one accounting unit and recognized ratably over the term of the arrangement.

Revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. We assess collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. We do not request collateral from customers. If we determine that collection is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. As of March 31, 2008 and 2007, accounts receivable amounted to $44.0 million and $23.6 million, respectively. These amounts are net of allowance for doubtful accounts of approximately $1.0 million and $1.2 million, respectively.

We sell certain third-party service contracts and software assurance or subscription products and evaluates whether the subsequent sales of such services should be recorded as gross revenues or net revenues in accordance with the revenues recognition criteria outlined in SAB No. 104, EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Contracts.” We determine whether our role is that of a principal in the transaction and therefore assume the risks and rewards of ownership or if our role is acting as an agent or broker. Under gross revenues recognition, the entire selling price is recorded as revenues and costs to the third-party service provider or vendor is recorded in cost of revenues. Under net revenues recognition, the cost to the third-party service provider or vendor is recorded as a reduction to revenues resulting in net revenues equal to the gross profit on the transaction and there are no cost of revenues.

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

Derivatives

We have, in the past, used financial instruments, including interest cap agreements, to manage exposures to movements in interest rates. The use of these financial instruments is designed to modify our exposure to these risks.

We do not hold or issue derivative instruments for trading purposes. However, our 9% Senior Convertible Notes, due June 15, 2009, (the “9% Senior Convertible Notes”), 6.625% Senior Convertible Notes, due June 15, 2013, (the “6.625% Senior Convertible Notes”) and 0.5% Senior Subordinated Convertible Notes, due June 30, 2009, (the “Series B Notes”) (collectively, the “Notes”) contain embedded derivatives that require separate valuation from the Notes. We recognize these derivatives as assets or liabilities in its balance sheet, measures them at their estimated fair value, and recognizes changes in their estimated fair value in earnings in the period of change.

We estimate the fair value of our embedded derivatives using available market information and appropriate valuation methodologies. These embedded derivatives derive their value primarily based on changes in the price and volatility of our common stock, interest rates and credit rating.

On February 8, 2008, we entered into two interest rate hedge agreements, in accordance with the provisions of the Senior Secured Credit Facilities. One of the interest rate hedge agreements was effective March 31, 2008 for a notional amount of $148.0 million and a fixed interest rate of 2.999%. Interest payments on this hedge are due on the last day of each March, June, September and December commencing on June 30, 2008 and ending on December 31, 2010. The second interest rate hedge agreement is effective on July 31, 2008 for a notional amount of $102.0 million and a fixed interest rate of 3.067%. Interest payments on this hedge are due on the last day of each January, April, July and October commencing on October 31, 2008 and ending on January 31, 2011. The interest rate swap agreements serve as an economic hedge against increases in interest rates and have not been designated as hedges for accounting purposes. Accordingly, we account for these interest rate hedge agreements on a fair value basis and adjusts these instruments to fair value and the resulting changes in fair value are charged to earnings.

Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we may eventually pay to settle these embedded derivatives.

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

Effective April 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (As amended) — “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB No. 109 and prescribes a recognition threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 requires that we determine whether the benefits of our tax positions will more likely than not be sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. In connection with the adoption of FIN No. 48, we analyzed the filing positions in all of the federal, state and foreign jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations for the year ended March 31, 2008 as a result of implementing FIN 48. In accordance with FIN 48, we continued our policy of recognizing penalties and interest related to unrecognized tax positions, if any, in general and administrative expenses.

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

We have not been audited by the Internal Revenue Service or applicable tax authorities for the following open tax periods: the year ended December 31, 2004, the quarter ended March 31, 2005, and the years ended March 31,

2006, March 31, 2007 and 2008. Net operating loss carryovers incurred in years prior to 2004 are subject to audit in the event they are utilized in subsequent years.

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

As of March 31, 2008 and 2007, our long-lived assets, including property and equipment, net and identifiable intangible assets, totaled approximately $333.0 million and $157.6 million, respectively.

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

As of March 31, 2008 and 2007, our goodwill totaled approximately $85.9 million and $16.8 million, respectively. Goodwill represents the carrying amount of the excess purchase price over the fair value of identifiable net assets acquired in conjunction with (i) the 2000 acquisition of a corporation holding rights to develop and manage facilities catering to the telecommunications industry (ii) the 2005 acquisition of a managed web hosting service provider in Europe (iii) the 2007 acquisition of a managed web hosting services provider in the United States and (iv) the 2008 acquisition of a disaster recovery and business continuity provider in the United States. We performed the annual test for impairment for the goodwill acquired in 2000, 2007 and 2008 in the fourth quarter of the fiscal year and concluded there were no impairments. We performed the annual test for impairment for the goodwill acquired in 2005, in the second quarter of the fiscal year and concluded there were no impairments.

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

•	On May 2, 2007, we completed a private exchange offer with a limited number of holders for $57.2 million aggregate principal amount of its outstanding 9% Senior Convertible Notes due 2009 (the “Outstanding Notes”) in exchange for an equal aggregate principal amount of the Company’s newly issued 6.625% Senior Convertible Notes due 2013 (the “New Notes”). After completion of the private exchange offer, $29.1 million aggregate principal amount of the Outstanding Notes remain outstanding. We also announced our intention to complete a public exchange offer to the remaining holders of our Outstanding Notes to exchange any and all of their Outstanding Notes for an equal aggregate principal amount of New Notes.

•	On May 14, 2007, we began trading on the NASDAQ Global market under the symbol “TMRK.”

•	On May 24, 2007, we acquired privately-held Data Return, LLC (“Data Return”), a leading provider of enterprise-class technology hosting solutions, from Saratoga Partners, for an aggregate purchase price of $85.0 million, which is comprised of $70.0 million in cash and $15.0 million of our common stock. The acquisition of Data Return’s technology, customers and team of employees complements our existing team and service delivery platforms, and, we believe, better positions us to capture the robust market demand we expect for virtualized IT solutions. The addition of Data Return’s innovative virtualized hosting and service delivery platforms are a strategic fit with our network rich colocation and managed service business and should allow us to realize significant synergies. Some of the strategic value points are:

•	Accelerates growth of the managed web hosting business in the U.S. market by adding significant enterprise-class hosting capabilities to our existing service offerings

•	In Gartner’s 2007 North American Web Hosting Industry report, Data Return was positioned in the Leader’s Quadrant

•	Complements our successful acquisition of Dedigate, N.V., in 2005

•	Over 280 dedicated team members focused on delivering enterprise class hosting services

•	Utility computing platform Infinistructure is highly scalable and can be easily deployed in new locations

•	Proprietary service delivery platform digitalOps® can be leveraged across all of Terremark’s managed services

•	Robust utility computing and disaster recovery capabilities

•	Highly knowledgeable and experienced solution oriented sales force with a national footprint

•	On July 31, 2007, we completed a debt financing agreement with Credit Suisse and Tennenbaum Capital Partners for a total of $250.0 million. The first term loan, due July 2012, is a $150.0 million loan secured by a first priority lien on substantially all of our assets and bears annual cash interest at Eurodollar rate plus 3.75%. The second term loan, due January 2013, is a $100.0 million loan secured by a second priority lien on substantially all of our assets and bears annual cash interest at Eurodollar rate plus 7.75%, including a “payable-in-kind” portion of 4.5% annually to be added to the principal. A portion of the proceeds was used to repay all of our outstanding secured debt and the remainder was used to fund capital expenditures to support our expansion plan and for working capital.

•	On September 4, 2007, we acquired two parcels of real property, including two buildings, in Santa Clara, California that are adjacent to the Company’s current facilities. We began construction of a data center on these two properties.

•	On January 24, 2008, we entered into a stock purchase agreement to purchase the stock of Accris Corporation (“Accris”), a Florida corporation, for an aggregate price of $0.8 million in cash and 390,000 shares of Terremark common stock with a fair value of $2.1 million for a total purchase price of $2.9 million, including closing costs. Based in Boca Raton, Florida for over 7 years, Accris is widely recognized as leader in the area of IT disaster recovery, business continuity, virtualization and data storage systems.

Results of Operations

Results of Operations for the Year Ended March 31, 2008 as Compared to the Year Ended March 31, 2007.

Revenue.  The following charts provide certain information with respect to our revenues:

	For the Year
	Ended
	March 31,
	2008	2007

U.S. Operations	87%	84%
Outside U.S.	13%	16%

	100%	100%

Revenues consist of:

	For the Year Ended March 31,
	2008		2007

Colocation	$61,228,544	33%	$41,865,161	42%
Managed and professional services	110,933,378	59%	43,793,652	43%
Exchange point services	12,691,169	7%	9,031,100	9%
Equipment resales	2,560,708	1%	6,258,268	6%

	$187,413,799	100%	$100,948,181	100%

The increase in revenues is mainly due to both an increase in our deployed customer base and an expansion of services to existing customers. Our deployed customer base increased from 604 customers as of March 31, 2007 to 983 customers as of March 31, 2008. Revenues consist of:

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

Our utilization of total net colocation space increased to 23.3% as of March 31, 2008 from 18.6% as of March 31, 2007. Our utilization of total net colocation space represents the percentage of space billed versus total space available for customers.

The increase in managed and professional services is mainly due to an increase of approximately $53.4 million in managed web hosting services, including $48.0 million generated by a web hosting services provider acquired in May 2007. The remainder of the increase is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.

The increase in exchange point services is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased to 6,830 as of March 31, 2008 from 5,594 as of March 31, 2007.

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

Cost of Revenues.  Costs of revenues, excluding depreciation and amortization, increased $44.0 million to $100.9 million for the twelve months ended March 31, 2008 from $56.9 million for the twelve months ended March 31, 2007. Cost of revenues, excluding depreciation and amortization, consist mainly of operations personnel, fees to third party service providers, procurement of connectivity and equipment, technical and colocation space rental costs, electricity, chilled water, insurance, property taxes, and security services. The increase is mainly due to increases of $20.8 million in personnel costs and $7.3 million in managed services costs. We also had increases of $8.5 million in certain variable costs such as electricity, chilled water costs and maintenance as a result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.

The $7.3 million increase in managed service costs is consistent with the increase in related revenues and includes a $4.0 million increase in third party service providers and a $3.7 million increase in fees for connectivity procurement costs. The $20.8 million increase in personnel costs is mainly due to operations and engineering staffing levels increasing from 205 employees as of March 31, 2007 to 466 employees as of March 31, 2008. This increase is mainly attributed to the acquisition of a web hosting services provider in May 2007 and the expansion of operations in Virginia and California.

General and Administrative Expenses.  General and administrative expenses increased $14.7 million to $32.3 million for the year ended March 31, 2008 from $17.6 million for the year ended March 31, 2007. General and administrative expenses consist primarily of administrative personnel, professional service fees, travel, rent, and other general corporate expenses. The $14.7 million increase in general and administrative expenses is mainly due to a $9.2 million increase in administrative personnel costs and $1.7 million in professional fees. Personnel costs include payroll and share-based compensation, including share-settled liabilities. The $9.2 million increase in administrative personnel is the result of an increase in headcount from 95 employees as of March 31, 2007 to 149 employees as of March 31, 2008. The additional headcount is mainly due to the acquisition of a web hosting services provider in May 2007, expansion of operations in Virginia and California and the expansion of corporate infrastructure, including planning and information systems resources to manage the existing customer base and plan anticipated business growth. The $1.7 million increase in professional fees includes accounting, consulting and legal services and was mostly attributable to the integration of Data Return. Other general corporate expenses such as travel, telecommunications, software, hardware and facility rent also increased as a result of the increase in headcount.

Sales and Marketing Expenses.  Sales and marketing expenses increased $9.5 million to $20.9 million for the year ended March 31, 2008 from $11.4 million for the year ended March 31, 2007. The $9.5 million increase in sales and marketing expenses is mainly due to a $6.8 million increase in payroll and sales commissions resulting from an increase in headcount from 56 employees as of March 31, 2007 to 83 employees as of March 31, 2008 coupled with an increase in sales bookings.

Depreciation and Amortization Expenses.  Depreciation and amortization expense increased $7.7 million to $18.7 million for the year ended March 31, 2008 from $11.0 million for the year ended March 31, 2007. The increase is the result of necessary capital expenditures to support our business growth and the acquisition of Data Return in May 2007.

Change in Fair Value of Derivatives.  For the year ended March 31, 2008, we recognized an expense of $1.1 million mainly due to the changes in the fair value of our embedded derivatives and the fair value of our two interest rate hedge agreements.

Our 9% Senior Convertible Notes and our Series B Notes contain embedded derivatives that require separate valuation. We recognize these embedded derivatives as assets or liabilities in our balance sheet, measure them at their estimated fair value and recognize changes in the estimated fair value of the derivative instruments in earnings. The embedded derivatives derive their value primarily based on changes in price and volatility of our common stock. The estimated fair value of these embedded derivatives increase as the price of our common stock increases and decreases as the price of our common stock decreases. The Company has estimated that the embedded derivatives related to the equity participation rights and the takeover make whole premium do not have significant value. The early conversion incentive expired on June 14, 2007. As a result, the Company reclassified $4.3 million of these embedded derivatives, classified as liabilities, to additional paid in capital. This amount represented the fair value of such embedded derivatives at the time of the expiration of the early conversion incentive. We recognized income of $1.5 million from the change in estimated fair value of the embedded derivatives prior to the expiration of the early conversion incentive and we recognized $0.3 million expense for the year ended March 31,2008 related to the fair valuation of the Series B embedded derivative which is our only remaining embedded derivative at March 31, 2008. We do not expect the changes in fair value of the embedded derivative associated with our Series B Notes to have a significant effect on the results of our operations.

On February 8, 2008, we entered into two interest rate hedge agreements, in accordance with the provisions of the Senior Secured Credit Facilities. One of the interest rate hedge agreements was effective March 31, 2008 for a notional amount of $148.0 million and a fixed interest rate of 2.999%. Interest payments on this hedge are due on the last day of each March, June, September and December commencing on June 30, 2008 and ending on December 31, 2010. The second interest rate hedge agreement entered into is effective on July 31, 2008 for a notional amount of $102.0 million and a fixed interest rate of 3.067%. Interest payments on this hedge are due on the last day of each January, April, July and October commencing on October 31, 2008 and ending on January 31, 2011. The interest rate swap agreements serve as an economic hedge against increases in interest rates and have not been designated as hedges for accounting purposes. Accordingly, we are accounting for these interest rate hedge agreements on a fair value basis and as a result these instruments are adjusted to fair value and the resulting changes in fair value are charged to earnings. Included in the $1.1 million change in fair value of derivative expense, for the year ended March 31, 2008, is a $2.5 million charge related to the fair value of the two interest rate hedge agreements we entered into in connection with our Senior Secured Credit Facilities.

For the year ended March 31, 2007, we recognized income of $8.3 million from the change in estimated fair value of derivatives.

Interest Expense.  Interest expense increased $3.9 million to $32.1 million for the year ended March 31, 2008 from $28.2 million for the year ended March 31, 2007. This increase is primarily due to an increase in the outstanding debt balance. On July 31, 2007, we entered into new term loan financing arrangements in the aggregate principal amount of $250.0 million. A portion of the proceeds were used to pay off approximately $96.3 million of old debt.

Interest Income.  Interest income increased $4.0 million to $5.2 million for the year ended March 31, 2008 from approximately $1.2 million for the year ended March 31, 2007. On July 31, 2007, we entered into new term loan financing arrangements in the aggregate principal amount of $250.0 million. A portion of the proceeds were used to pay off approximately $96.3 million of old debt. Net proceeds increased our average cash and cash equivalent balances for the period.

Other financing charges.  During the year ended March 31, 2008, we expensed $1.2 million of financing charges consisting of title and legal fees. These charges were expensed after determining that our new term loan of $250.0 million was not a substantial modification of our existing Credit Suisse debt instruments.

Early Extinguishment of Debt and Net Loss.  Net loss increased $27.2 million to $42.2 million for the year ended March 31, 2008 from $15.0 million for the year ended March 31, 2007. This increase is primarily due to a non-cash loss on the early extinguishment of debt of $26.9 million for the year ended March 31, 2008.

Results of Operations for the Year Ended March 31, 2007 as Compared to the Year Ended March 31, 2006.

Revenue.  The following charts provide certain information with respect to our revenues:

	For the Year
	Ended
	March 31,
	2007	2006

U.S. Operations	84%	88%
Outside U.S.	16%	12%

	100%	100%

Revenues consist of:

	For the Year Ended March 31,
	2007		2006

Colocation	$41,865,161	42%	$28,126,193	45%
Managed and professional services	43,793,652	43%	25,958,032	42%
Exchange point services	9,031,100	9%	6,308,708	10%
Equipment resales	6,258,268	6%	2,136,349	3%

	$100,948,181	100%	$62,529,282	100%

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

The increase in managed and professional services is mainly due to increases of approximately $4.1 million in managed services provided under government contracts, $6.6 million in managed services generated by our managed web hosting services provider in Europe, $1.9 million in managed router services and $0.3 million for professional services related to the design and development of NAPs in the Canary Islands and the Dominican

Republic. The remainder of the increase is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.

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

Interest Income.  Interest income decreased $0.1 million to $1.2 million for the year ended March 31, 2007 from approximately $1.3 million for the year ended March 31, 2006.

Liquidity and Capital Resources

For the year ended March 31, 2008, we generated income from operations of $14.7 million and our net loss amounted to $42.2 million. For the year ended March 31, 2007, we generated income from operations of $4.0 million and our net loss amounted to $15.0 million. Prior to the fiscal year ended March 31, 2007, we incurred losses from operations in each quarter and annual period dating back to our merger with AmTec, Inc. Cash used in operations for the year ended March 31, 2008 was $1.9 million compared to cash used in operations of $2.5 million for the year ended March 31, 2007. Our working capital decreased from $101.6 million at March 31, 2007 to $91.2 million at March 31, 2008.

Sources and Uses of Cash

Cash used in operations for the year ended March 31, 2008 was $1.9 million as compared to cash used in operations of $2.5 million for the year ended March 31, 2007. We used cash to primarily fund our operations, including cash interest payments on our debt. The decrease in cash used in operations of $0.6 million is mainly due to a year over year increase in income from operations of $10.7 million, offset by a year over year increase in cash paid for interest of $5.0 million. The remainder of the increase is mainly due to the timing of vendor payments.

Cash used in investing activities for the year ended March 31, 2008 was $149.2 million compared to cash used in investing activities of $16.2 million for the year ended March 31, 2007, an increase of $133.0 million. This increase is primarily due to the acquisition of a web hosting services provider in May 2007 and the capital expenditures related to the build-out of additional space in our Miami facility and our expansion in Virginia and California.

Cash provided by financing activities for the year ended March 31, 2008 was $143.0 million compared to cash provided by financing activities of $103.3 million for the year ended March 31, 2007, an increase of $39.7 million. The increase in cash provided by financing activities is primarily due to the proceeds from our $250.0 million term loan financing arrangement entered into on July 31, 2007, offset by $100.5 million in repayments of old notes and mortgage payables and $8.8 million in debt issuance costs. In addition, we issued of 608,500 shares of our common stock in April 2007, pursuant to the underwriter’s exercise of their over-allotment option of the 11,000,000 shares we sold in our March 2007 offering.

Liquidity

Over the past twelve months, we have executed a three step financing plan. The first step was completed in March and April 2007 when we raised approximately $87.2 million in net proceeds of equity offerings. The second step was completed in May 2007 when we effected a private exchange in which a majority of our 9% Senior Convertible Notes were exchanged for 6.625% Senior Convertible Notes with an extended maturity date of June 2013. The notes retained the conversion price of $12.50 per share. The third step was the July 31, 2007 refinancing of our existing mortgage debt and senior secured notes. Our NAP of the Americas facility in Miami was recently appraised at a value of approximately $250.0 million. On July 31, 2007, we entered into two term loan financing arrangements in the aggregate principal amount of $250.0 million. All of the mortgage notes and senior secured notes were paid off and the remainder of the proceeds will be used to fund capital expenditures to support our data center expansion plans and to provide working capital.

We believe we have sufficient cash, coupled with anticipated cash generated from operating activities to meet our operating requirements for at least the next twelve months. Capital expenditures through March 31, 2008 amounted to $80.0 million, with approximately $70.0 million related to our data center expansion plans. Capital expenditures for the year ended March 31, 2009 are expected to range from $70.0 million to $80.0 million, with the majority related to the completion of the first phase of our data center campus in Virginia and to the start up of our expansion in Silicon Valley. The remaining capital expenditures will be used to support our infrastructure in Miami and improve our technology and service delivery platforms.

Indebtedness

As of March 31, 2008, our total liabilities were approximately $413.3 million of which $60.9 million is due within one year.

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

Interest on the loans is determined based on an adjusted Eurodollar rate plus 375 basis points, in the case of the First Lien Agreement, and 775 basis points, in the case of the Second Lien Agreement, or at a rate based on the federal funds rate plus 275 basis points, in the case of the First Lien Agreement, or 675 basis points, in the case of the Second Lien Agreement, at our election. With respect to the loans extended under the Second Lien Agreement, within the first two years following the closing date of the financing, we may elect to capitalize and add to the principal of such loans interest to the extent of 450 basis points of the Eurodollar rate loans or 350 basis points of the federal funds rate loans. On February 8, 2008, we entered into two interest rate hedge agreements, in accordance with the provisions of the Senior Secured Credit Facilities. One of the interest rate hedge agreements was effective March 31, 2008 for a notional amount of $148.0 million and a fixed interest rate of 2.999%. Interest payments on this hedge are due on the last day of each March, June, September and December commencing on June 30, 2008 and ending on December 31, 2010. The second interest rate hedge agreement entered into is effective on July 31, 2008 for a notional amount of $102.0 million and a fixed interest rate of 3.067%. Interest payments on this hedge are due on the last day of each January, April, July and October commencing on October 31, 2008 and ending on January 31, 2011. The interest rate swap agreements serve as an economic hedge against increases in interest rates and have not been designated as hedges for accounting purposes.

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

As of March 31, 2008, our principal source of liquidity was our $97.0 million in unrestricted cash and cash equivalents and our $44.0 million in accounts receivable. The terms of the First and Second Lien Agreement prohibit us from having cash and cash equivalents less than $10.0 million at any time. We anticipate that the remaining cash coupled with additional debt to fund our planned expansion and our anticipated cash flows generated from operations, will be sufficient to meet our capital expenditures, working capital, debt service and corporate overhead requirements in connection with our currently identified business objectives. Our projected revenues and cash flows depend on several factors, some of which are beyond our control, including the rate at which we provide services, the timing of exercise of expansion options by customers under existing contracts, the rate at which new services are sold to the government sector and the commercial sector, the ability to retain the customer base, the willingness and timing of potential customers in outsourcing the housing and management of their technology infrastructure to us, the reliability and cost-effectiveness of our services and our ability to market our services.

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

If there is a change in control, the holders of the 9% senior convertible notes have the right to require us to repurchase their notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest. If a change of control occurs and at least 50% of the consideration for our common stock consists of cash, the holders of the 9% senior convertible notes may elect to receive the greater of the repurchase price described above or the total redemption amount. The total redemption amount will be equal to the product of (x) the average closing prices of our common stock for the five trading days prior to the announcement of the change of control and (y) the quotient of $1,000 divided by the applicable conversion price of the 9% senior convertible notes, plus a make-whole premium of $45 per $1,000 of principal if the change of control takes place before December 15, 2008. If we issue a cash dividend on our common stock, we will pay contingent interest to the holders equal to the product of the per share cash dividend and the number of shares of common stock issuable upon conversion of each holder’s note.

We may redeem some or all of the 9% senior convertible notes for cash at any time if the closing price of our common shares has exceeded 200% of the applicable conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date we mail the redemption notice. If we redeem the 9% senior convertible notes, the redemption price equals 102.25%, respectively, of their principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus an amount equal to 50% of all remaining scheduled interest payments on the 9% senior convertible notes from, and including, the redemption date through the maturity date.

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

We also paid an arrangement fee (the “Arrangement Fee”) to Credit Suisse, International as consideration for its services in connection with the Series B Notes, in the amount of 145,985 shares of common stock (the “Fee Shares”), which shares had a value of approximately $1.0 million based on the then quoted market price of our common stock. We also granted Credit Suisse, International certain registration rights pursuant to the Registration Rights Agreement dated January 5, 2007 in connection with the Common Stock underlying the Series B Notes and the Fee Shares, including the right to have such shares registered with the Securities and Exchange Commission. We filed with the Securities and Exchange Commission a registration statement covering shares of our common stock issued to Credit Suisse as an arrangement fee and issuable upon conversion of our senior subordinated convertible notes.

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

Debt Covenants

The provisions of our debt contain a number of covenants that limit or restrict our ability to incur more debt or liens, pay dividends, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or use asset sale proceeds, make acquisitions or investments, enter into hedging activities, make capital expenditures and repurchase stock, subject to financial measures and other conditions. In addition, the new credit facilities include financial covenants based on the most recently ended four fiscal quarters such as such as maintaining a certain; (a) maximum leverage ratios regarding the Company’s consolidated funded indebtedness; (b) maximum leverage ratios with respect to the First Lien indebtedness; (c) minimum interest coverage ratios and; (d) capital expenditures not to exceed specified amounts. The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default under our debt and could trigger acceleration of repayment. As of March 31, 2008, we were in compliance with all covenants under the debt agreements, as applicable.

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

The following table represents the minimum future operating and capital lease payments for these commitments, as well as the combined aggregate maturities (principal and interest) for the following obligations for each of the fiscal years ended:

	Capital Lease	Operating	Convertible	Mortgage
	Obligations	Leases	Debt	Payable	Total

2009	$1,574,056	$10,607,068	$6,404,190	$18,044,792	$36,630,106
2010	1,111,712	8,910,257	38,224,806	20,697,283	68,944,058
2011	530,676	7,052,212	3,788,970	23,136,361	34,508,219
2012	155,719	6,576,767	3,788,970	23,063,975	33,585,431
2013	—	6,384,546	3,788,970	267,745,743	277,919,259
Thereafter	—	39,974,212	59,086,486	—	99,060,698

	$3,372,163	$79,505,062	$115,082,392	$352,688,154	$550,647,771

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At March 31, 2008, our exposure to market risk related primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of short-term fixed interest rate securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material impact on the fair value of our investment portfolio.

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

Our 9% Senior Convertible Notes, 6.625% Senior Convertible Notes and our Senior Secured Notes have fixed interest rates and, accordingly, are not exposed to market risk resulting from changes in interest rates. However, the fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair market value of the fixed interest rate debt but do not impact our earnings or cash flows. In addition, the interest on the Senior Secured Credit Facilities is determined based on an adjusted Eurodollar rate plus 375 basis points, in the case of the First Lien Agreement, and 775 basis points, in the case of the Second Lien Agreement, or at a rate based on the federal funds rate plus 275 basis points, in the case of the First Lien Agreement, or 675 basis points, in the case of the Second Lien Agreement, at our election. On February 8, 2008, we entered into two interest rate hedge agreements, in accordance with the provisions of the Senior Secured Credit Facilities. One of the interest rate hedge agreements was effective March 31, 2008 for a notional amount of $148.0 million and a fixed interest rate of 2.999%. Interest payments on this hedge are due on the last day of each March, June, September and December commencing on June 30, 2008 and ending on December 31, 2010. The second interest rate hedge agreement entered into is effective on July 31, 2008 for a notional amount of $102.0 million and a fixed interest rate of 3.067%. Interest payments on this hedge are due on the last day of each January, April, July and October commencing on October 31, 2008 and ending on January 31, 2011. The interest rate swap agreements serve as an economic hedge against increases in interest rates and have not been designated as hedges for accounting purposes.

Our carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses are reasonable approximations of their fair value.

For the year ended March 31, 2008, approximately 87% of our recognized revenue has been denominated in U.S. dollars, generated mostly from customers in the U.S., and our exposure to foreign currency exchange rate fluctuations has been minimal. In the future, a larger portion of our revenues may be derived from operations outside of the U.S. and may be denominated in foreign currency. As a result, future operating results or cash flows could be impacted due to currency fluctuations relative to the U.S. dollar.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with accountants on accounting or financial disclosures during the last three fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The Company’s Disclosure Committee is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Company’s external disclosures.

The Company’s management, with the participation of the Company’s CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Company’s disclosure controls and procedures were effective.

Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

ITEM 9B.	OTHER INFORMATION.

On June 13, 2008, upon approval by the Compensation Committee of the Company’s Board of Directors, the Company entered into a three-year employment agreement with each of Mr. Jose A. Segrera, Mr. Marvin Wheeler and Mr. Adam T. Smith, who are employed as the Company’s Executive Vice President and Chief Financial Officer, Chief Operations Officer and Chief Legal Officer, respectively. The agreement provides for a three year initial term, which automatically renews for successive one-year terms until either party gives written notice of its intention not to renew. Under the agreement, Messrs. Segrera, Wheeler and Smith will receive an initial annual base salary of $275,000, $275,000 and $250,000, respectively, which is subject to increase. Additionally, upon satisfying certain metrics set forth by the Compensation Committee, these officers will be entitled to receive an annual bonus ranging from 30% to 50% of their base salary. Pursuant to the terms of these agreements, these officers are prohibited from competing with the Company during the one year period immediately following the termination of their employment, unless termination is by us without cause or by such officer for “good reason” as specified in the employment agreements. If the employment of these officers were to be terminated by us without cause or by such officer for good reason, such officer is entitled to receive an amount equal to two times the sum of his annual base salary as in effect immediately prior to the termination date and his target bonus for the bonus period in which termination occurs. Additionally, he would be entitled to payment of the termination year bonus and the continuation of certain other benefits for a period of one year immediately following termination.

The foregoing description of these employment agreements is only a summary and is qualified in its entirety by reference to the full text of the agreements which are filed as Exhibits 10.3, 10.4 and 10.5 to this Annual Report on Form 10-K and is incorporated by reference herein.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 with respect to executive officers is included within Item 1 in Part I under the caption “Employees” of this Form 10-K Annual Report.

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

We maintain a Code of Ethics that is applicable to our Chief Executive Officer and Senior Financial Officers. This code of ethics requires continued observance of high ethical standards such as honesty, integrity and compliance with the law in the conduct of our business. Violations under our code of ethics must be reported to our audit committee. A copy of our code of ethics may be requested in print by writing to the Secretary at Terremark Worldwide, Inc., 2 South Biscayne Boulevard, Suite 2900, Miami, Florida 33131. In addition, our code of ethics is available on our website, www.terremark.com under “Investor Relations.” We intend to post on our website amendments to or waivers from our code of ethics.

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

We have also entered into a consulting agreement with Guillermo Amore, a member of our board of directors, engaging him as an independent consultant. The agreement, effective October 2006, provides for annual compensation of $240,000, payable monthly. In addition, in October 2006, our board of directors approved the issuance of 50,000 shares of nonvested stock to Mr. Amore with a vesting period of one year.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

(a) List of documents filed as part of this report:

1. Financial Statements

•	Management’s Report on Internal Control over Financial Reporting.

•	Report of Independent Registered Certified Public Accounting Firm on the Financial Statements — KPMG LLP.

•	Report of Independent Registered Certified Public Accounting Firm on Internal Control Over Financial Reporting — KPMG LLP.

•	Consolidated Balance Sheets as of March 31, 2008 and 2007.

•	Consolidated Statements of Operations for the Years Ended March 31, 2008, 2007 and 2006.

•	Consolidated Statement of Changes in Stockholders’ Equity for the Three Year Period Ended March 31, 2008.

•	Consolidated Statements of Cash Flows for the Years Ended March 31, 2008, 2007 and 2006.

•	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or the omitted schedules are not applicable.

3. Exhibits

Exhibit
Number	Exhibit Description

1.1	Form of Underwriting Agreement related to the Company’s offering of common stock on March 14, 2005 (previously filed as an exhibit to the Company’s registration statement filed on February 3, 2005).
1.2	Underwriting Agreement, dated March 22, 2007, by and among Terremark Worldwide, Inc. and Credit Suisse Securities (USA) LLC, as representative of the several underwriters named in Schedule A thereto (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 23, 2007).
3.1	Certificate of Merger of Terremark Holdings, Inc. with and into AmTec, Inc. (previously filed as an exhibit to the Company’s Registration Statement on Form S-3 filed on May 15, 2000).
3.2	Restated Certificate of Incorporation of the Company (previously filed as an exhibit to the Company’s Registration Statement on Form S-3 filed on May 15, 2000).
3.3	Certificate of Amendment to Certificate of Incorporation of the Company (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 filed on December 21, 2004).
3.4	Second Amended and Restated Bylaws of the Company (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 7, 2008).
3.5	Certificate of Designations of Preferences of Series H Convertible Preferred Stock of the Company (previously filed as exhibit 3.5 to the Company’s Annual Report on Form 10-K filed on July 16, 2001).
3.6	Certificate of Designations of Preferences of Series I Convertible Preferred Stock of the Company (previously filed as an exhibit to the Company’s Registration Statement on Form S-3/A filed on March 17, 2004).
3.8	Certificate of Amendment to Certificate of Incorporation of the Company (previously filed as an exhibit to the Company’s current report on Form 8-K filed on May 18, 2005).
4.1	Specimen Stock Certificate (previously filed as exhibit to the Company’s current report on Form 8-K filed on May 18, 2005).
4.4	Form of Warrant for the Purchase of Common Stock (previously filed as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 15, 2003).

Exhibit
Number	Exhibit Description

4.5	Indenture dated June 14, 2004 including form of 9% Senior Convertible Note due 2009 (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).
4.6	Indenture dated as of January 5, 2007 by Terremark Worldwide, Inc. and Bank of New York Trust Company, N.A., as trustee (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 11, 2007).
4.7	Indenture dated as of May 2, 2007 by Terremark Worldwide, Inc. and Bank of New York Trust Company, N.A., as trustee (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 4, 2007).
10.1	1995 Stock Option Plan (previously filed as part of the Company’s Transition Report on Form 10-KSB for the transition period from October 1, 1994 to March 31, 1995).+
10.2	1996 Stock Option Plan (previously filed as part of the Company’s Transition Report on Form 10-KSB for the transition period from October 1, 1994 to March 31, 1995).+
10.3	Net Premises Lease by and between Rainbow Property Management, LLC and Coloconnection, Inc. (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 15, 2003).
10.4	Amended and restated 2000 Stock Option Plan (previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on August 19, 2004).+
10.5	2000 Directors’ Stock Option Plan (previously filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on August 19, 2002).+
10.6	Agreement between Fundacão De Amparo A Pesquisa Do Estado De Sao Paulo — FAPESP and Terremark Latin America (Brazil) Ltda. (previously filed as an exhibit to the Company’s Registration Statement on Form S-3/A filed on December 22, 2003).
10.7	Form of Warrant Certificate of Terremark Worldwide, Inc. issued to Citigroup Global Markets Realty Corp. (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005).
10.8	Registration Rights Agreement dated as of December 31, 2004 among Terremark Worldwide, Inc. and Falcon Mezzanine Partners, LP, Stichting Pensioenfonds ABP and Stichting Pensioenfonds Voor De Gezondheid, Geestelijke En Maatschappelijke Belangen (the “Purchasers”) (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005).
10.9	Form of Warrant Certificate of Terremark Worldwide, Inc. issued to the Purchasers (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 6, 2005).
10.10	Dedigate Stock Purchase Agreement (previously filed as an exhibit to the Company’s Quarter Report on Form 10-Q filed August 9, 2005).
10.11	Dedigate Registration Rights Agreement (previously filed as an exhibit to the Company’s Quarter Report on Form 10-Q filed August 9, 2005).
10.12	2005 Executive Incentive Compensation Plan (previously filed as an exhibit to the Company’s Definitive Proxy Statement relating to the Company’s 2005 Annual Meeting of Stockholders).+
10.13	Amended and Restated Employment Letter Agreement between Terremark Worldwide, Inc. and Arthur J. Money (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed on June 19, 2006).+#
10.14	Consulting Agreement, dated as of November 8, 2006, by and between Terremark Management Services, Inc. and Guillermo Amore (previously filed as an exhibit to the Company’s Quarter Report on Form 10-Q filed on November 9, 2006).+#
10.15	Purchase Agreement dated as of January 5, 2007, by and among Terremark Worldwide, Inc., as issuer, the guarantors named therein, the agent named therein, and each of the purchasers named therein (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 11, 2007).
10.16	Registration Rights Agreement dated as of January 5, 2007 by and among Terremark Worldwide, Inc. and Credit Suisse International (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 11, 2007).
10.17	Capital Lease Facility Commitment Letter by and between TWW and Credit Suisse Securities (USA) LLC and Credit Suisse, Cayman Islands Branch dated January 5, 2007 (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 11, 2007).

Exhibit
Number	Exhibit Description

10.18	Form of Note of Terremark Worldwide, Inc. issued to Credit Suisse, International (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 11, 2007).
10.19	Participation Agreement, dated as of February 15, 2007, by and among Culpeper Lessor 2007-1 LLC, as Lessor, NAP of the Capital Region, LLC, as Lessee and Terremark Worldwide, Inc., as Guarantor (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 20, 2007).
10.20	Lease Agreement, dated as of February 15, 2007, by and between Culpeper Lessor 2007-1 LLC and NAP of the Capital Region, LLC (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 20, 2007).
10.21	Guaranty, dated as of February 15, 2007 by Terremark Worldwide, Inc. in favor of Culpeper Lessor 2007-1 LLC (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 20, 2007).
10.22	Lease Supplement, Memorandum of Lease Agreement and Remedies, dated as of February 15, 2007, by and among Culpeper Lessor 2007-I LLC, as Lessor, NAP of the Capital Region, LLC, as Lessee and James W. DeBoer, as Trustee (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 20, 2007).
10.23	Appendix I to Participation Agreement, Lease Agreement and Other Operative Documents — Definitions and Interpretation (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 20, 2007).
10.24	Interest Purchase Agreement, dated May 11, 2007, by and among the Company and the Sellers (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 16, 2007).
10.25	Registration Rights Agreement, dated May 11, 2007, by and among the Company and the Sellers (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 16, 2007).
10.26	First Lien Senior Secured Credit Agreement, dated as of July 31, 2007, by and among the Company, each lender from time to time party thereto, Credit Suisse, as administrative agent and collateral agent and Societe Generale, as syndication agent (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 6, 2007).
10.27	Form of First Lien Term Note (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 6, 2007).
10.28	Second Lien Senior Secured Credit Agreement, dated as of July 31, 2007, by and among the Company, each lender from time to time party thereto and Credit Suisse, as administrative agent and collateral agent (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 6, 2007).
10.29	Form of Second Lien Term Note (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 6, 2007).
10.30	First Lien Security Agreement, dated as of July 31, 2007, by and among the Company, the other Persons listed on the signature pages thereto, the Additional Grantors and Credit Suisse, as collateral agent for the Secured Parties (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 6, 2007).
10.31	Second Lien Security Agreement, dated as of July 31, 2007, by and among the Company, the other Persons listed on the signature pages thereto, the Additional Grantors and Credit Suisse, as collateral agent for the Secured Parties (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 6, 2007).
10.32	First Lien Subsidiary Guaranty, dated as of July 31, 2007, by and among the Subsidiary Guarantors and the Additional Guarantors in favor of the Secured Parties (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 6, 2007).
10.33	Second Lien Subsidiary Guaranty, dated as of July 31, 2007, by and among the Subsidiary Guarantors and the Additional Guarantors in favor of the Secured Parties (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 6, 2007).
10.34	Intercreditor Agreement, dated as of July 31, 2007, by and among the Company, Credit Suisse, Cayman Islands Branch, in its capacity as collateral agent for the First Lien Lenders, including its successors and assigns from time to time, and Credit Suisse, in its capacity as collateral agent for the Second Lien Lenders, including its successors and assigns from time to time (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 6, 2007).

Exhibit
Number	Exhibit Description

10.35	Amendment to Terremark Worldwide, Inc. 2005 Executive Incentive Compensation Plan (previously filed on September 6, 2007 as an exhibit to the Company’s Proxy Statement Mailed to Stockholders in Connection with the Company’s 2007 Annual Meeting of stockholders).
10.36	Real Property Purchase Agreement, dated March 9, 2007, by and between DPJV II, LLC, BDP Partners, L.P., EJLJ Mathews Family Partners, L.P. and EGP Partners, L.P. and NAP of the Americas/West, Inc. (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 10, 2007).
10.37	Lease Termination Agreement, dated July 2, 2007, by and between NAP of the Americas/West, Inc. and Equant, Inc. (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 10, 2007).
10.38	Employment Agreement with Manuel D. Medina dated February 7, 2008 (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on February 8, 2008).
10.39	Form of Indemnification Agreement for directors and officers of the Company.*+#
10.40	Form of Restricted Stock Agreement.*+#
10.41	Employment Agreement with Adam T. Smith dated June 13, 2008.*+#
10.42	Employment Agreement with Jose A. Segrera dated June 13, 2008.*+#
10.43	Employment Agreement with Marvin Wheeler dated June 13, 2008.*+#
10.44	Employment Agreement with Jamie Dos Santos dated November 1, 2002 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed June 14, 2004).+#
21.1	Subsidiaries of the Company*
23.2	Consent of KPMG LLP*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

+	Compensation Plan or Arrangement

#	Management Contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERREMARK WORLDWIDE, INC.

By:	/s/ MANUEL D. MEDINA
Manuel D. Medina
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: June 16, 2008

By:	/s/ JOSE A. SEGRERA
Jose A. Segrera
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: June 16, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MANUEL D. MEDINA Manuel D. Medina	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	June 16, 2008

/s/ GUILLERMO AMORE Guillermo Amore	Director	June 16, 2008

/s/ TIMOTHY ELWES Timothy Elwes	Director	June 16, 2008

/s/ ANTONIO S. FERNANDEZ Antonio S. Fernandez	Director	June 16, 2008

/s/ HON. ARTHUR L. MONEY Hon. Arthur L. Money	Director	June 16, 2008

/s/ MARVIN S. ROSEN Marvin S. Rosen	Director	June 16, 2008

/s/ MIGUEL J. ROSENFELD Miguel J. Rosenfeld	Director	June 16, 2008

/s/ RODOLFO A. RUIZ Rodolfo A. Ruiz	Director	June 16, 2008

/s/ JOSEPH R. WRIGHT, JR. Joseph R. Wright, Jr.	Director	June 16, 2008

/s/ JOSE A. SEGRERA Jose A. Segrera	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 16, 2008

EXHIBIT SCHEDULE

Exhibit
Number	Description

10.39	Form of Indemnification Agreement for directors and officers of the Company.*
10.40	Form of Restricted Stock Agreement.*
10.41	Employment Agreement with Adam T. Smith dated June 13, 2008.*
10.42	Employment Agreement with Jose A. Segrera dated June 13, 2008.*
10.43	Employment Agreement with Marvin Wheeler dated June 13, 2008.*
21.1	Subsidiaries of the Company*
23.2	Consent of KPMG LLP*
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Terremark is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Terremark’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management’s authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to ensure that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

Terremark’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of March 31, 2008, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report appearing on page F-3, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Terremark Worldwide, Inc.:

We have audited the accompanying consolidated balance sheets of Terremark Worldwide, Inc. and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Terremark Worldwide, Inc. and subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective April 1, 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109. Also, as discussed in Note 2 to the consolidated financial statements, on April 1, 2006 the Company changed its method of accounting for share-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Terremark Worldwide, Inc.’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 13, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Miami, Florida
June 13, 2008
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Terremark Worldwide, Inc.:

We have audited Terremark Worldwide, Inc.’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Terremark Worldwide, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Terremark Worldwide, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Terremark Worldwide, Inc. and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2008, and our report dated June 13, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Miami, Florida
June 13, 2008
Certified Public Accountants

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$96,989,932	$105,090,779
Restricted cash	755,386	832,178
Accounts receivable, net	44,048,075	23,586,471
Current portion of capital lease receivable	1,860,745	2,616,175
Prepaid expenses and other current assets	8,493,424	5,085,263

Total current assets	152,147,562	137,210,866
Restricted cash	1,585,234	1,602,963
Property and equipment, net	231,674,274	137,936,954
Debt issuance costs, net	9,869,503	5,898,355
Other assets	6,901,083	5,439,708
Capital lease receivable, net of current portion	345,074	1,885,646
Intangibles, net	15,417,502	2,900,000
Goodwill	85,919,431	16,771,189

Total assets	$503,859,663	$309,645,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and capital lease obligations	$2,999,741	$2,221,677
Accounts payable and other current liabilities	57,947,054	33,415,886

Total current liabilities	60,946,795	35,637,563
Mortgage payable, less current portion	249,222,856	45,531,211
Convertible debt	86,284,017	69,914,065
Derivatives embedded with convertible debt, at estimated fair value	—	16,796,865
Notes payable	—	42,279,711
Deferred rent and other liabilities	9,729,736	5,245,487
Deferred revenue	7,154,424	4,742,258

Total liabilities	413,337,828	220,147,160

Commitments and contingencies	—	—

Stockholders’ equity:
Series I convertible preferred stock: $.001 par value, 312 and 323 shares issued and outstanding (liquidation value of approximately $7.8 million and $8.3 million)	1	1
Common stock: $.001 par value, 100,000,000 shares authorized; 59,172,022 and 55,813,129 shares issued	59,172	55,813
Common stock warrants	11,216,638	12,596,638
Additional paid-in capital	420,550,532	377,138,006
Accumulated deficit	(342,425,836)	(300,197,561)
Accumulated other comprehensive income	1,169,241	89,991
Note receivable	(47,913)	(184,367)

Total stockholders’ equity	90,521,835	89,498,521

Total liabilities and stockholders’ equity	$503,859,663	$309,645,681

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended March 31,
	2008	2007	2006

Revenues	$187,413,799	$100,948,181	$62,529,282

Expenses
Cost of revenues, excluding depreciation and amortization	100,886,124	56,902,374	38,823,880
General and administrative	32,266,578	17,613,604	15,624,516
Sales and marketing	20,886,849	11,440,703	8,548,049
Depreciation and amortization	18,685,257	11,010,862	8,678,168
Gain on sale of asset	—	—	(499,388)

Operating expenses	172,724,808	96,967,543	71,175,225

Income (loss) from operations	14,688,991	3,980,638	(8,645,943)

Other income (expenses)
Interest expense	(32,105,034)	(28,214,563)	(25,048,519)
Interest income	5,230,434	1,222,028	1,306,288
Loss on early extinguishment of debt	(26,949,577)	—	—
Change in fair value of derivatives	(1,106,625)	8,276,712	(4,761,000)
Other financing charges	(1,173,079)	—	—

Total other expenses	(56,103,881)	(18,715,823)	(28,503,231)

Loss before income taxes	(41,414,890)	(14,735,185)	(37,149,174)
Income taxes	813,385	216,981	—

Net loss	(42,228,275)	(14,952,166)	(37,149,174)
Preferred dividend	(794,063)	(676,150)	(726,889)

Net loss attributable to common stockholders	$(43,022,338)	$(15,628,316)	$(37,876,063)

Net loss per common share:
Basic	$(0.74)	$(0.35)	$(0.88)

Diluted	$(0.74)	$(0.36)	$(0.88)

Weighted average common shares outstanding — basic	58,134,269	44,151,259	42,973,114

Weighted average common shares outstanding — diluted	58,134,269	44,267,041	42,973,114

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

								Accumulated
	Preferred	Common Stock Par		Common	Common	Additional		Other
	Stock	Value $.001		Stock	Stock	Paid-In	Accumulated	Comprehensive	Treasury	Notes
	Series I	Issued Shares	Amount	Warrants	Options	Capital	Deficit	Income (loss)	Stock	Receivable	Total

Balance at March 31, 2005	$1	42,587,321	$42,587	$13,599,704	$1,538,260	$279,063,085	$(246,674,069)	$(172,882)	$(7,220,637)	—	$40,176,049
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(37,149,174)	—	—	—	(37,149,174)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(144,874)	—	—	(144,874)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(37,294,048)

Conversion of preferred stock	—	146,655	147	—	—	(147)	—	—	—	—	—
Exercise of stock options	—	113,456	113	—	—	185,869	—	—	—	—	185,982
Warrants issued for services	—	—	—	45,226	—	—	—	—	—	—	45,226
Accrued dividends on preferred stock	—	—	—	—	—	(726,889)	—	—	—	—	(726,889)
Exercise of warrants	—	15,000	15	(41,070)	—	94,555	—	—	—	—	53,500
Forfeiture of stock options	—	—	—	—	(956,256)	956,256	—	—	—	—	—
Warrants expired	—	—	—	(352,200)	—	352,200	—	—	—	—	—
Share-based compensation	—	—	—	—	—	755,644	—	—	—	—	755,644
Issuance of common stock in lieu of cash-preferred stock dividend	—	27,920	28	—	—	173,355	—	—	—	—	173,383
Common stock issued in acquisition	—	1,600,000	1,600	—	—	10,753,600	—	—	—	—	10,755,200
Loans issued to employees, net of repayments	—	—	—	—	—	—	—	—	—	(287,730)	(287,730)

Balance at March 31, 2006	1	44,490,352	44,490	13,251,660	582,004	291,607,528	(283,823,243)	(317,756)	(7,220,637)	(287,730)	13,836,317

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Continued)

								Accumulated
	Preferred	Common Stock Par		Common	Common	Additional		Other
	Stock	Value $.001		Stock	Stock	Paid-In	Accumulated	Comprehensive	Treasury	Notes
	Series I	Issued Shares	Amount	Warrants	Options	Capital	Deficit	Income (loss)	Stock	Receivable	Total

Balance at March 31, 2006	1	44,490,352	44,490	13,251,660	582,004	291,607,528	(283,823,243)	(317,756)	(7,220,637)	(287,730)	13,836,317
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(14,952,166)	—	—	—	(14,952,166)
Foreign currency translation adjustment	—	—	—	—	—	—	—	407,747	—	(24,957)	382,790

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(14,569,376)
Conversion of preferred stock	—	53,637	54	—	—	2,225	—	—	—	—	2,279
Exercise of stock options	—	57,655	58	—	—	292,732	—	—	—	—	292,790
Warrants issued in exchange for services	—	—	—	92,988	—	—	—	—	—	—	92,988
Accrued dividends on preferred stock	—	—	—	—	—	(676,029)	—	—	—	—	(676,029)
Expiration of warrants	—	—	—	(748,010)	—	748,010	—	—	—	—	—
Stock tendered in payment of services	—	211,485	211	—	—	1,313,868	—	—	—	—	1,314,079
Share-based compensation	—	—	—	—	—	491,507	—	—	—	—	491,507
Sale of treasury stock	—	—	—	—	—	—	(1,422,152)	—	7,220,637	—	5,798,485
Issuance of common stock	—	11,000,000	11,000	—	—	82,776,161	—	—	—	—	82,787,161
Repayments of loans issued to employees	—	—	—	—	—	—	—	—	—	128,320	128,320
Adoption of SFAS No. 123R	—	—	—	—	(582,004)	582,004	—	—	—	—	—

Balance at March 31, 2007	1	55,813,129	55,813	12,596,638	—	377,138,006	(300,197,561)	89,991	—	(184,367)	89,498,521
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(42,228,275)	—	—	—	(42,228,275)
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,079,250	—	(17,633)	1,061,617

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(41,166,658)
Conversion of preferred stock	—	36,667	36	—	—	(36)	—	—	—	—	—
Common stock issued in connection with acquisition	—	2,315,544	2,316	—	—	16,743,618	—	—	—	—	16,745,934
Exercise of stock options	—	117,922	118	—	—	613,252	—	—	—	—	613,370
Accrued dividends on preferred stock	—	—	—	—	—	(794,063)	—	—	—	—	(794,063)
Expiration of warrants	—	—	—	(1,380,000)	—	1,380,000	—	—	—	—	—
Issuance of nonvested stock	—	218,023	218	—	—	(218)	—	—	—	—	—
Share-based compensation	—	—	—	—	—	2,569,871	—	—	—	—	2,569,871
Issuance of common stock	—	670,737	671	—	—	4,864,278	—	—	—	—	4,864,949
Repayments of loans issued to employees	—	—	—	—	—	—	—	—	—	154,087	154,087
Premium on issuance of convertible debt	—	—	—	—	—	13,727,707	—	—	—	—	13,727,707
Expiration of early conversion incentive feature within convertible debt	—	—	—	—	—	4,308,117	—	—	—	—	4,308,117

Balance at March 31, 2008	$1	59,172,022	$59,172	$11,216,638	$—	$420,550,532	$(342,425,836)	$1,169,241	$—	$(47,913)	$90,521,835

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended March 31,
	2008	2007	2006

Cash flows from operating activities:
Net loss	$(42,228,275)	$(14,952,166)	$(37,149,174)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	18,685,257	11,010,862	8,678,168
Loss on early extinguishment of debt	26,949,577	—	—
Change in fair value of derivatives	1,106,625	(8,276,712)	4,761,000
Accretion on debt, net	3,972,044	8,327,261	6,769,030
Amortization of debt issue costs	1,518,927	2,042,999	1,814,480
Provision for doubtful accounts	1,555,144	1,068,478	249,425
Interest payment in kind on notes and mortgage payable	4,151,508	1,625,440	823,039
Share-based compensation	3,962,657	766,957	975,644
Disposal of property and equipment	—	—	(324,641)
Other, net	—	—	(317,549)
Warrants issued for services	—	92,988	45,226
(Increase) decrease in:
Accounts receivable	(17,298,342)	(14,099,965)	(5,835,215)
Capital lease receivable, net of unearned interest	2,042,201	1,866,867	1,365,713
Restricted cash	94,522	(13,341)	1,754,981
Prepaid expenses and other assets	(3,147,002)	(2,467,328)	(2,879,615)
Increase (decrease) in:
Accounts payable and other current liabilities	(7,810,510)	6,160,368	2,776,463
Deferred revenue	4,179,777	3,983,935	3,800,060
Deferred rent and other liabilities	393,053	408,351	770,295

Net cash used in operating activities	(1,872,837)	(2,455,006)	(11,922,670)

Cash flows from investing activities:
Restricted cash	—	2,199,945	1,782,956
Purchase of property and equipment	(80,036,387)	(18,463,769)	(8,483,784)
Proceeds from sale of assets	—	—	762,046
Acquisition of Dedigate, net of cash acquired	—	—	203,308
Acquisition of Data Return, LLC, net of cash acquired	(68,625,297)	—	—
Acquisition of Accris Corporation, net of cash acquired	(681,808)	—	—
Issuance of notes receivable	—	—	(344,530)
Repayments of notes receivable	154,087	103,363	56,800

Net cash used in investing activities	(149,189,405)	(16,160,461)	(6,023,204)

Cash flows from financing activities:
Payment on loans and mortgage payable	(100,545,487)	(744,630)	(4,938,566)
Issuance of convertible debt	—	4,000,000	—
Sale of treasury stock	—	5,798,485	—
Payment of debt issuance costs	(8,835,232)	(966,412)	(4,111)
Proceeds from issuance of common stock	4,404,727	82,787,161	—
Proceeds from issuance of mortgage payable	249,500,000	—	—
Redemption of preferred stock	—	(646,693)	—
Payments of preferred stock dividends	(598,813)	(673,533)	(383,834)
Issuance of senior subordinated secured notes	—	10,000,000	—
Proceeds from capital lease facility	—	4,403,573
Payments under capital lease obligations	(1,577,171)	(946,429)	(566,307)
Proceeds from exercise of stock options and warrants	613,371	292,790	239,482

Net cash provided by (used in) financing activities	142,961,395	103,304,312	(5,653,336)

Net (decrease) increase in cash and cash equivalents	(8,100,847)	84,688,845	(23,599,210)
Cash and cash equivalents at beginning of period	105,090,779	20,401,934	44,001,144

Cash and cash equivalents at end of period	$96,989,932	$105,090,779	$20,401,934

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Organization

Terremark Worldwide, Inc. and subsidiaries (the “Company” or “Terremark”) is a leading operator of integrated Tier-1 Internet exchanges and a global provider of managed IT infrastructure solutions for the government and commercial sectors. Terremark delivers its portfolio of services from eight locations in the U.S., Latin America, Europe and Asia. Terremark’s flagship facility, the NAP of the Americas, located in Miami, Florida is its model for carrier-neutral Internet exchanges and is designed and built to disaster-resistant standards with maximum security to house mission-critical systems infrastructure.

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

Revenue recognition and allowance for bad debts

Revenues principally consist of monthly recurring fees for colocation, exchange point, managed and professional services fees. Colocation revenues also include monthly rental income for unconditioned space in the NAP of the Americas. Revenues from colocation, exchange point services, and managed web hosting as well as rental income for unconditioned space, are recognized ratably over the term of the contract. Installation fees and related direct costs are deferred and recognized ratably over the expected life of the customer installation which is estimated to be 36 to 48 months. Managed and professional services fees are recognized in the period in which the services are provided. Revenues may also include equipment resales which are generally recognized in the period in which the equipment is delivered and installed. Revenue from contract settlements is generally recognized when collectibility is reasonably assured and no remaining performance obligation exists. Taxes collected from customers and remitted to the government are excluded from revenues.

In accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, when more than one element such as equipment, installation and colocation or managed web hosting services are contained in a single arrangement, the Company allocates revenue between the elements based on acceptable fair value allocation methodologies, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered items. The fair

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the undelivered elements is determined by the price charged when the element is sold separately, or in cases when the item is not sold separately, by using other acceptable objective evidence. Management applies judgment to ensure appropriate application of EITF 00-21, including the determination of fair value for multiple deliverables, determination of whether undelivered elements are essential to the functionality of delivered elements, and timing of revenue recognition, among others. For those colocation or managed web hosting arrangements where the deliverables do not qualify as a separate unit of accounting, revenue from all deliverables are treated as one accounting unit and recognized ratably over the term of the arrangement.

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

The Company sells certain third-party service contracts and software assurance or subscription products and evaluates whether the subsequent sales of such services should be recorded as gross revenues or net revenues in accordance with the revenue recognition criteria outlined in SAB No. 104, EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Contracts.” The Company determines whether its role is that of a principal in the transaction and therefore assumes the risks and rewards of ownership or if its role is acting as an agent or broker. Under gross revenues recognition, the entire selling price is recorded as revenues and costs to the third-party service provider or vendor is recorded as cost of revenues, product and services. Under net revenues recognition, the cost to the third-party service provider or vendor is recorded as a reduction to revenues resulting in net revenues equal to the gross profit on the transaction and there are no cost of revenues.

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

Significant concentrations

Agencies of the federal government accounted for approximately 16% and 20% of revenues for the year ended March 31, 2008 and 2007, respectively. No other customer accounted for more than 10% of revenues for the years ended March 31, 2008 and 2007. The Company’s two largest customers, agencies of the federal government and Blackbird Technologies, accounted for approximately 19% and 14%, respectively, of revenues for the year ended March 31, 2006.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance sheet, measures them at their estimated fair value, and recognizes changes in their estimated fair value in earnings in the period of change.

On February 8, 2008, the Company entered into two interest rate swap agreements as required under the provisions of the $250 million mortgage loan entered into on July 31, 2007. One of the interest rate hedge agreements was effective March 31, 2008 for a notional amount of $148.0 million and a fixed interest rate of 2.999%. Interest payments on this instrument are due on the last day of each March, June, September and December commencing on June 30, 2008 and ending on December 31, 2010. The second interest rate swap agreement is effective on July 31, 2008 for a notional amount of $102.0 million and a fixed interest rate of 3.067%. Interest payments on this instrument are due on the last day of each January, April, July and October commencing on October 31, 2008 and ending on January 31, 2011. The interest rate swap agreements serve as an economic hedge against increases in interest rates and have not been designated as hedges for accounting purposes. Accordingly, the Company accounts for these interest rate swap agreements on a fair value basis and adjusts these instruments to fair value and the resulting changes in fair value are charged to earnings. See Note 10.

The Company estimates the fair value of its embedded derivatives using available market information and appropriate valuation methodologies. These embedded derivatives derive their value primarily based on changes in the price and volatility of the Company’s common stock, interest rates and the Company’s credit rating.

Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company may eventually pay to settle these derivatives.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” For the year ended March 31, 2006, all employee stock option awards were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Pro forma information for the year ended March 31, 2006 is as follows:

2006

Net loss attributable to common stockholders — as reported	$(37,876,063)
Employee related share-based compensation expense included in net loss	975,644
Incremental share-based compensation expense if the fair value method had been adopted	(3,691,670)

Net loss attributable to common stockholders — pro forma	$(40,592,089)

Basic loss per common share — as reported	$(0.88)

Basic loss per common share — pro forma	$(0.94)

Diluted loss per common share — as reported	$(0.88)

Diluted loss per common share — pro forma	$(0.94)

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

Basic EPS is calculated as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period. If the effect is dilutive, participating securities are included in the computation of basic EPS. The Company’s participating securities do not have a contractual obligation to share in the losses in any given period. As a result, these participating securities will not be allocated any losses in the periods of net losses, but will be allocated income in the periods of net income using the two-class method. The two-class method is an earnings allocation formula that determines earnings for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. Under the two-class method, net income is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amounts of dividends that must be paid for the current period. The remaining earnings are then allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. Diluted EPS is calculated using the treasury stock and “if converted” methods for potential common stock. For diluted earnings

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(loss) per share purposes, however, the Company’s preferred stock will continue to be treated as a participating security in periods in which the use of the “if converted” method results in anti-dilution.

Other comprehensive loss

Other comprehensive loss presents a measure of all changes in stockholder’s equity except for changes resulting from transactions with stockholders in their capacity as stockholders. Other comprehensive loss consisting of net loss and foreign currency translation adjustments, is presented in the accompanying consolidated statement of stockholders’ equity.

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

Property and equipment

Property and equipment are stated at the Company’s original cost or fair value at the date of acquisition for acquired property and equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years for non- data center equipment, furniture and fixtures and five to twenty years for data center equipment and building improvements. Building and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset or improvement, which averages fifteen years. The NAP of the Americas building, owned by the Company, is depreciated over the estimated useful life of the building, which is thirty nine years. Costs for improvement and betterments that extend the life of assets are capitalized. Maintenance and repair expenditures are expensed as incurred. Construction in progress is stated at its original cost and includes direct and indirect expenditures for the construction and expansion associated with the NAP of the Capital Region in Virginia. For the years ended March 31, 2008 and 2007, the Company capitalized $1.6 million and $0.2 million of interest related to various construction projects, respectively.

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

Capitalized Software

The Company accounts for internal-use software development costs in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, “Accounting for the Cost of Software Developed or Obtained for Internal Use,” (“SOP 98-1”). SOP 98-1 specifies that software costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use is charged to technology development expense as incurred until the project enters the application development phase. Costs

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incurred in the application development phase are capitalized and will be depreciated using the straight-line method over an estimated useful life of five years, beginning when the software is ready for use. During the year ended March 31, 2008, the Company capitalized software costs totaling $0.5 million. During the years ended March 31, 2007 and 2006 the Company did not capitalize any software costs.

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

Goodwill represents the carrying amount of the excess purchase price over the fair value of identifiable net assets acquired in conjunction with (i) the April 2000 acquisition of a corporation holding rights to develop and manage facilities catering to the telecommunications industry (ii) the September 2005 acquisition of a managed web hosting service provider in Europe (iii) the May 2007 acquisition of a managed web hosting services provider in the United States and (iv) the January 2008 acquisition of a disaster recovery and business continuity provider in the United States. The Company performed the annual test for impairment for the goodwill acquired in 2000 and 2007 in the fourth quarter of the fiscal year and concluded there were no impairments. The Company performed the annual test for impairment for the goodwill acquired in 2005, in the second quarter of the fiscal year and concluded there were no impairments.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events and circumstances include, but are not limited to, prolonged industry downturns, significant decline in our market value and significant reductions in our projected cash flows. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of the number of additional customer contracts, profit margins, terminal values and discounted rates. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s short-term financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximated their book value. The fair value of capital lease obligations is based on management estimates and reasonably approximated their book value due to obligations with similar interest rates and maturities. The fair value of the Company’s redeemable preferred stock is estimated to be its liquidation value, which includes accumulated but unpaid dividends. The fair value of other financial instruments the Company held for which it is practicable to estimate such value is as follows:

	March 31, 2008		March 31, 2007
	Book Value	Fair Value	Book Value	Fair Value

Mortgage payable, including current portion	$250,722,856	$247,811,706	$46,322,515	$48,177,123
Notes payable	—	—	42,279,711	50,551,949
Convertible debt	86,284,017	86,717,644	69,914,065	86,771,627

As of March 31, 2008 and 2007 the fair value of the Company’s notes payable and convertible debentures was based on discounted cash flows using a discount rate of approximately 10% and 13%, respectively. The book value for the Company’s mortgage payable and notes payable is net of the unamortized discount to debt principal. See Notes 10 and 13.

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

Effective April 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (As amended) — “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB No. 109 and prescribes a recognition threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 requires that we determine whether the benefits of our tax positions will more likely than not be sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. In connection with the adoption of FIN No. 48, the Company analyzed the filing positions in all of the federal, state and foreign jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company does not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations for the year ended March 31, 2008 as a result of implementing FIN 48. In accordance with FIN 48, the Company continued its policy of recognizing penalties and interest related to recognized tax positions, if any, in general and administrative expenses.

The Company has not been audited by the Internal Revenue Service or other applicable tax authorities for the following open tax periods: the year ended December 31, 2004, the quarter ended March 31, 2005, and the years ended March 31, 2006, 2007 and 2008. Net operating loss carryovers incurred in years prior to 2004 are subject to audit in the event they are utilized in subsequent years.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Instruments,” an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125” (“SFAS No. 155”). SFAS No. 155 improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for such instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (iv) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted SFAS No. 155 in the quarter ended June 30, 2007 and it did not have any impact on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years for financial assets and liabilities, as well as for any other assets and liabilities, that are carried at fair value on a recurring basis in the financial statements. The FASB has provided a one year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. The Company is currently in the process of evaluating the impact that the adoption of SFAS No. 157 will have on its financial position, results of operations and cash flows.

In November 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FASB 133, based on the application of EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, (“EITF 00-19”). Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of EITF 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FASB 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FASB 133 and the amount of the liability for the conversion option is reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FASB 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The Company’s 9% Senior Convertible Notes contained an embedded early conversion incentive that resulted in the conversion feature

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

meeting the conditions to be bifurcated and was accounted for as a derivative. The early conversion incentive expired on June 14, 2007 and the Company adopted the provisions of EITF 06-7, which resulted in the conversion feature no longer meeting the bifurcation criteria. See Note 12.

In December 2006, the FASB issued a Staff Position on EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”). This FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangement is included in the allocation of proceeds from the related financing transaction (or recorded subsequent to the inception of a prior financing transaction) using the measurement guidance in SFAS No. 5. FSP 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of the FSP 00-19-2. For prior arrangements, the FSP 00-19-2 is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those years. The adoption of this FSP 00-19-2 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirement for SFAS Statement No. 133, “Derivative Instruments and Hedging Activities” (“SFAS No. 133”). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company as of April 1, 2009. The Company is currently evaluating the impact SFAS No. 161 will have on its financial statement disclosures.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. This FSP is effective for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FSP No. FAS 142-3 will have on its will have on its financial position, results of operations and cash flows.

3.	Acquisitions

On January 24, 2008, the Company acquired all of the outstanding common stock of Accris Corporation (“Accris”). Accris is widely recognized as a leader in assisting government and commercial customers architect and implement data storage, data protection and data availability systems. The purchase price of $2.9 million was comprised of $0.8 million in cash and 390,000 shares of the Company’s common stock with a fair value of $2.1 million. The fair value of the Company’s stock was determined using the five-day trading average price of the Company’s common stock for two days before and after the date the transaction was finalized. The costs to acquire Accris were allocated to the tangible assets acquired and liabilities assumed based on their respective fair values and any excess was allocated to goodwill. There were no significant identifiable intangible assets. The following summarizes the allocation of the purchase price as of March 31, 2008:

Cash and cash equivalents	$109,248
Accounts receivable	2,172,035
Inventory	763,970
Goodwill	2,964,769
Accounts payable and accrued expenses	(3,141,827)

Net assets acquired	$2,868,195

On May 24, 2007, the Company acquired all of the outstanding common stock of Data Return, LLC (“Data Return”). Data Return is a leading provider of enterprise-class technology hosting solutions. The acquisition of Data Return’s technology, customers and team of employees complements the Company’s existing team and service delivery platforms better positioning the Company to capture the market demand for virtualized IT solutions. The preliminary purchase price of $85.0 million was comprised of: (i) cash consideration of $70.0 million, (ii) 1,925,546 shares of the Company’s common stock with a fair value of $14.7 million and (iii) direct transaction costs of $0.3 million. The fair value of the Company’s stock was determined using the five-day trading average price of the Company’s common stock for two days before and after the date the transaction was announced. The costs to acquire Data Return were allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their respective fair values and any excess was allocated to goodwill. The purchase agreement also included contingent consideration which was based on the determination of the seller’s net working capital target amount at the acquisition closing date. On October 22, 2007, the valuation of the seller’s net working capital amount was finalized resulting in a $1.7 million reduction to the $85.0 million preliminary purchase price. In addition, as of March 31, 2008, the original purchase price allocation was

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjusted by decreasing accounts receivables and increasing goodwill by $0.5 million. The following summarizes the allocation of the purchase price as of March 31, 2008:

Cash and cash equivalents	$41,095
Accounts receivable	2,546,372
Property and equipment	9,786,000
Other assets	950,813
Intangible assets, including goodwill	80,825,287
Accounts payable and accrued expenses	(6,894,281)
Other liabilities	(3,849,216)

Net assets acquired	$83,406,070

The allocation of intangible assets acquired as of March 31, 2008 is summarized in the following table:

	Gross Carrying	Amortization	Accumulated
	Amount	Period	Amortization

Intangibles no longer amortized:
Goodwill	$66,125,287	—	$—
Trademarks	4,100,000	—	—
Amortizable intangibles:
Customer base	6,500,000	8 years	690,625
Technology	4,000,000	5 years	680,000
Other	100,000	3 years	28,333

The results of Data Return’s operations have been included in the Company’s consolidated financial statements since the acquisition date. The following unaudited pro forma financial information of the Company for the years ended March 31, 2008 and 2007 have been presented as if the acquisition had occurred as of the beginning of each period. This pro forma information does not necessarily reflect the results of operations if the business had been managed by the Company during these periods and is not indicative of results that may be obtained in the future.

	For the Years Ended
	March 31,
	(unaudited)
	2008	2007

Revenues — pro forma	$197,751,889	$156,985,181

Net loss — pro forma	$(42,303,283)	$(17,934,166)

Net loss per common share:
Basic and diluted — pro forma	$(0.74)	$(0.40)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Restricted Cash

	March 31,
	2008	2007

Restricted cash consists of:
Security deposits under operating leases	$2,340,620	$1,599,710
Escrow deposits under mortgage loan agreement	—	832,178
Capital improvements reserve	—	3,253

	2,340,620	2,435,141
Less: current portion	(755,386)	(832,178)

	$1,585,234	$1,602,963

5.	Accounts Receivable

	March 31,
	2008	2007

Accounts receivable consists of:
Accounts receivable	$36,371,552	$22,752,676
Unbilled revenue	8,667,031	2,034,303
Allowance for doubtful accounts	(990,508)	(1,200,508)

	$44,048,075	$23,586,471

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Unbilled revenue consists of revenues earned for which the customer has not been billed.

6.	Prepaid Expenses and Other Assets

	March 31,
	2008	2007

Prepaid expenses and other assets consists of:
Prepaid expenses	$3,090,786	$1,311,820
Deferred installation costs	5,571,544	4,327,300
Deposits	3,646,384	1,703,757
Deferred rent receivable	1,085,872	832,733
Interest and other receivables	424,355	499,788
Other assets	1,575,566	1,849,573

	15,394,507	10,524,971
Less: current portion	(8,493,424)	(5,085,263)

	$6,901,083	$5,439,708

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Property and Equipment

	March 31,
	2008	2007

Property and equipment consists of:
Land	$24,172,193	$14,575,176
Building	55,335,724	55,335,724
Building and leasehold improvements	68,652,594	50,442,331
Machinery and equipment	52,274,739	38,296,663
Construction in progress	54,677,025	3,682,770
Office equipment, furniture and fixtures	29,793,591	12,125,967

	284,905,866	174,458,631
Less accumulated depreciation and amortization	(53,231,592)	(36,521,677)

	$231,674,274	$137,936,954

8.	Intangibles

	March 31,
	2008	2007

Intangibles consist of:
Customer base	$8,300,000	$1,800,000
Technology	6,400,000	2,400,000
Trademarks	4,100,000	—
Non-compete agreements	100,000	—

	18,900,000	4,200,000
Accumulated amortization	(3,482,498)	(1,300,000)

	$15,417,502	$2,900,000

The Company expects to record amortization expense associated with these intangible assets as follows:

			Non-Compete
	Customer Base	Technology	Agreements

2009	$992,500	$1,400,000	$33,333
2010	992,500	1,295,714	33,333
2011	992,500	800,000	5,000
2012	992,500	800,000	—
2013	992,500	120,000	—
Thereafter	1,867,622	—	—

	$6,830,122	$4,415,714	$71,666

During the years ended March 31, 2008, 2007 and 2006, amortization of intangibles aggregated $2.2 million, $0.8 million and $0.5 million, respectively.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Accounts Payable and Other Current Liabilities

	March 31,
	2008	2007

Accounts payable and other current liabilities consists of:
Accounts payable	$29,383,405	$11,721,406
Accrued expenses	17,246,649	12,994,896
Current portion of deferred revenue	6,320,659	2,766,984
Interest payable	2,884,780	3,663,248
Customer prepayments	2,111,561	2,269,352

	$57,947,054	$33,415,886

10.	Mortgage Payable

	March 31,
	2008	2007

Mortgage Payable consists of:
First Lien Credit Agreement, face value of $150 million, due August 15, 2012. Principal of $375,000 is payable quarterly. Interest is payable monthly at Eurodollar rate plus 3.75% at the election of the Company. (Effective interest rate of 7.6)%	$148,188,463	$—
Second Lien Credit Agreement, face value of $100 million, due February 2, 2013. Interest is payable at Eurodollar rate plus 7.75% at the election of the Company. (Effective interest rate of 12.1)%	102,534,393	—
Citigroup Global Markets, face value of $49 million, due February 2009. Interest is payable annually at greater of 6.75% or LIBOR plus 4.75%. (Effective interest rate of 10.7)%	—	46,322,516

	250,722,856	46,322,516
Less: current portion	(1,500,000)	(791,305)

	$249,222,856	$45,531,211

On July 31, 2007, the Company entered into term loan financing arrangements in the aggregate principal amount of $250 million, composed of two term loan facilities, including a $150 million first lien credit agreement (“First Lien Agreement”) and a $100 million second lien credit agreement (“Second Lien Agreement”, the First Lien Agreement and the Second Lien Agreement collectively, the “Credit Agreements”) among the Company, as borrower and Credit Suisse as principal agent in the First Lien Agreement and as administrative agent and collateral agent in the Second Lien Agreement and the lenders from time to time party thereto (initially Credit Suisse and Tennenbaum Capital Partners, LLC). Interest on the First Lien Agreement will be based, at the periodic election of the Company, on an adjusted Eurodollar rate plus 3.75% or at a rate based on the federal funds rate plus 2.75%. Interest on the Second Lien Agreement will be based, at the periodic election of the Company, on an adjusted Eurodollar rate plus 7.75% or at a rate based on the federal funds rate plus 6.75%. With respect to the loans extended under the Second Lien Agreement, within the first two years, the Company may elect to capitalize and add to the principal of such loans interest to the extent of 4.5% of the Eurodollar rate loans or 3.5% of the federal funds rate loans. Principal payments of $375,000 are due quarterly on the First Lien Agreement and the principal for the Second Lien Agreement is due at maturity.

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

The loan proceeds were used to satisfy and pay all of the Company’s outstanding secured indebtedness, including (i) the senior secured notes, with a face value of $30.0 million, held by Falcon Mezzanine Partners, LP (“Falcon Investors”) and affiliates of AlpInvest, N.V., (ii) the $10 million aggregate principal amount of our Senior Subordinated Secured Notes, due June 30, 2009 (the “Series A Notes”) held by Credit Suisse, Cayman Islands Branch, (iii) the $13.25 million capital lease facility provided to the Company by Credit Suisse (the “Lease Financing Commitment”), of which $4.6 million was drawn at July 31, 2007 and (iv) the senior mortgage loan, with a face value of $49.0 million, initially extended to the Company by Citigroup Global Markets Realty Corp and subsequently assigned to Wachovia, N.A. (“Wachovia”). The Company paid prepayment premiums in amounts equal to $1.7 million and $1.1 million to the Falcon Investors and Wachovia, respectively, in connection with these financing transactions. The Company anticipates using the remainder of the proceeds to fund capital expenditures to support the Company’s data center expansion plans and to provide working capital.

The payoff of the senior secured notes with a face value of $30.0 million and the senior mortgage loan with a face value of $49.0 million was treated as a debt extinguishment. The early extinguishment of these debt instruments resulted in a loss of approximately $8.5 million during the year ended March 31, 2008. The loss included $2.8 million of prepayment penalties, $0.2 million of additional financing charges, $1.3 million of unamortized deferred financing costs and $4.2 million of unamortized discount related to the extinguished debt that were written off.

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

As the modification of the Credit Suisse debt instruments was not determined to be a substantial modification, fees paid to third parties were expensed. The Company expensed $1.2 million of charges consisting primarily of title and legal fees which are included in other financing charges for the year ended March 31, 2008.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provisions of the Credit Agreements contain a number of covenants that limit or restrict the Company’s ability to incur more debt or liens, pay dividends, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or use asset sale proceeds, make acquisitions or investments, enter into hedging activities, make capital expenditures and repurchase stock, subject to financial measures and other conditions. In addition, the Credit Agreements include financial covenants based on the most recently ended four fiscal quarters such as maintaining certain; (a) maximum leverage ratios regarding the Company’s consolidated funded indebtedness; (b) maximum leverage ratios with respect to the First Lien indebtedness; (c) minimum interest coverage ratios and; (d) incur capital expenditures not to exceed specified amounts. The breach of any of these covenants could result in a default and could trigger acceleration of repayment. As of March 31, 2008, the Company was in compliance with all covenants under the debt agreements, as applicable.

In addition, the Company is required to enter into an interest rate swap prior to the 210th day after July 31, 2007 (the “Closing Date”) of the Credit Agreements (or such later dates as may be specified by the Administrative Agent in its sole discretion). The interest rate instrument should cover a notional amount of not less than 50% of the sum of the principal amount of the Credit Agreements outstanding as of the Closing Date for a period not less than 2 years. On February 8, 2008, the Company entered into two interest rate swap agreements. One of the interest rate swap agreements was effective March 31, 2008 for a notional amount of $148.0 million and a fixed interest rate of 2.999%. Interest payments on this instrument are due on the last day of each March, June, September and December commencing on June 30, 2008 and ending on December 31, 2010. The second interest rate swap agreement entered into is effective on July 31, 2008 for a notional amount of $102.0 million and a fixed interest rate of 3.067%. Interest payments on this instrument are due on the last day of each January, April, July and October commencing on October 31, 2008 and ending on January 31, 2011. The interest rate swap agreements serve as an economic hedge against increases in interest rates and have not been designated as hedges for accounting purposes. Accordingly, the Company accounts for these interest rate swap agreements on a fair value basis and as a result these instruments are adjusted to fair value and the resulting changes in fair value are charged to earnings. At March 31, 2008, the fair value of the interest rate swap agreements was determined to be a $2.5 million charge to earnings and included in change in fair value of derivatives in the accompanying consolidated statements of operations. The resulting liability has been included in deferred rent and other liabilities in the accompanying consolidated balance sheets.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Convertible Debt

	March 31,
	2008	2007

Convertible debt consists of:
9% Senior Convertible Notes, face value of $29.1 and $86.25 million, due June 15, 2009, and convertible into shares of the Company’s common stock at $12.50 per share. Interest at 9% is payable semi-annually, on December 15 and June 15 (Effective interest rate of 26.5% and 23.4%)	$24,834,645	$65,510,191
6.625% Senior Convertible Notes, face value of $57.2 million, due June 15, 2013, and convertible into shares of the Company’s common stock at $12.50 per share. Interest at 6.625% is payable semi-annually, on December 15 and June 15 (Effective interest rate of 6.6%)	57,192,000	—
0.5% Senior Subordinated Convertible Notes, face value of $4.0 million, due June 30, 2009, and convertible into shares of the Company’s common stock at $8.14 per share. Interest at 0.5% is payable semi-annually, on December 1 and July 1 (Effective interest rate of 0.72% and 0.74%)	4,257,372	4,403,874

	$86,284,017	$69,914,065

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

The private exchange offer is an exchange of debt instruments as addressed in EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”). In accordance with EITF 96-19, the exchange of $57.2 million of the 9% Senior Convertible Notes were accounted for as an early extinguishment of debt and the 6.625% Senior Convertible Notes were accounted for as new debt instruments and recorded at $57.2 million on the date of the transaction. The exchange of the 9% Senior Convertible Notes with the 6.625% Senior Convertible Notes resulted in a loss on the early extinguishment of debt of $18.5 million included in the twelve months ended March 31, 2008. The loss included $2.2 million of unamortized deferred financing costs, $13.3 million of the unamortized discount on the 9% Senior Convertible Notes and the write off of $10.8 million of the derivative liability associated with the 9% Senior Convertible Notes that was bifurcated and accounted for separately. In addition, the exchange results in a substantial premium of $13.7 million associated with the fair value of the 6.625% Senior Convertible Notes that was recorded as additional paid-in capital, in accordance with Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The Company determined the fair value of the 6.625% Senior Convertible Notes based on an option pricing model. Market data was used in the option pricing model to determine the volatility of the stock price of the Company, the interest rate term structure, the volatility of the interest rate and the correlation between the interest rate and the stock price.

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

The 9% Senior Convertible Notes contained an early conversion incentive for holders to convert their notes into shares of common stock which expired on June 14, 2007. If exercised, the holders would have received the number of common shares to which they are entitled to based on the conversion feature and an early conversion incentive payment in cash or common stock, at the Company’s option, equal to one-half the aggregate amount of interest payable through June 14, 2007. The conversion option, including the early conversion incentive, the equity participation feature and a takeover make whole premium due upon a change in control, embedded in the 9% Senior Convertible Notes were determined to be derivative instruments to be considered separately from the debt and accounted for separately. The early conversion incentive payment related to the 9% Senior Convertible Notes expired on June 14, 2007. See Note 12.

On January 5, 2007, the Company entered into a Purchase Agreement with Credit Suisse, Cayman Islands Branch and Credit Suisse, International (the “Purchasers”), for the sale of (i) our Series A Notes to Credit Suisse, Cayman Islands Branch, (ii) $4 million in aggregate principal amount of our 0.5% Senior Subordinated Convertible Notes, due June 30, 2009 to Credit Suisse, International (the “Series B Notes”) issued pursuant to an Indenture

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

between the Company and The Bank of New York Trust Company, N.A., as trustee (the “Indenture”), and (iii) the Lease Financing Commitment for certain specified properties. The Company is subject to certain covenants and restrictions specified in the Purchase Agreement, including covenants that restrict their ability to pay dividends, make certain distributions or investments and incur certain indebtedness. On July 31, 2007, the Series A Notes and Lease Financing Commitment were paid off in connection with the Company entering into the Credit Agreements. The Company had previously completed a draw down of $4.4 million on the Lease Financing Commitment in order to acquire the use of real property in Culpeper County, Virginia. See Note 10.

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

The Company, at its option, may redeem all of the Series B Notes on any interest payment date after June 5, 2007 at a redemption price equal to (i) certain amounts set forth in the Indenture (expressed as percentages of the principal amount outstanding on the date of redemption), plus (ii) the amount (if any) by which the fair market value on such date of the common stock into which the Series B Notes are then convertible exceeds the principal amount of the Series B Notes on such date, plus (iii) accrued, but unpaid interest if redeemed during certain monthly periods following the closing date. The call option embedded in the Series B Notes was determined to be a derivative instrument to be considered separately from the debt and accounted for separately. As a result of the bifurcation of the embedded derivative, the carrying value of the Series B Notes at issuance was approximately $4.4 million. At March 31, 2008, the unamortized premium was $0.3 million, and the carrying value of the Series B Notes was approximately $4.3 million.

The Company also paid an arrangement fee (the “Arrangement Fee”) to Credit Suisse, International as consideration for its services in connection with the Series A Notes, Series B Notes and the Lease Financing Commitment in the amount of 145,985 shares of common stock (the “Fee Shares”), which shares had a value of approximately $1.0 million based on then quoted market price of the Company’s common stock. Since the Arrangement Fee was paid with shares of the Company’s common stock, the proceeds including the expected proceeds from the Lease Financing Commitment were allocated to the Series A Notes, the Series B Notes, the Lease Financing Commitment and the Fee Shares based on the relative fair value of each security. The amount allocated to the Series A Notes, the Series B Notes and the Lease Financing Commitment was a discount of $0.2 million, a premium of ($0.1 million) and a discount of $0.9 million, respectively. The relative fair value of the Fee Shares was determined to be approximately $1.0 million. The premiums and discounts are being amortized on a monthly basis over the term of the respective debt instruments using the effective interest rate method. On July 31, 2007 the Series A Notes and the Lease Financing Commitment were paid off. The unamortized debt discount at July 31, 2007 related to the Series A Notes and the Lease Financing Commitment remained capitalized in connection with the modification of these debt instruments. See Notes 10 and 13.

The Company also granted Credit Suisse, International certain registration rights pursuant to the Registration Rights Agreement dated January 5, 2007 in connection with the common stock underlying the Series B Notes and the Fee Shares, including the right to have such shares registered with the Securities and Exchange Commission. The Company filed a registration statement with the Securities and Exchange Commission covering the shares of its common stock issued to Credit Suisse as an arrangement fee and issuable upon conversion of the Company’s Series B Notes.

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

The following table represents the combined aggregate principal maturities for the following obligations for each of the twelve months ended:

	Convertible	Mortgage
	Debt	Payable	Total

2009	$—	$1,500,000	$1,500,000
2010	33,092,966	1,500,000	34,592,966
2011	—	1,500,000	1,500,000
2012	—	1,500,000	1,500,000
2013	—	245,964,477	245,964,477
Thereafter	57,192,000	—	57,192,000

	90,284,966	251,964,477	342,249,443
Less: Unamortized premiums and discounts	(4,000,949)	(1,241,621)	(5,242,570)

	$86,284,017	$250,722,856	$337,006,873

12.	Derivatives

The Company’s 9% Senior Convertible Notes contained three embedded derivatives that require separate valuation from the 9% Senior Convertible Notes: a conversion option that includes an early conversion incentive, an equity participation right and a takeover make whole premium due upon a change in control. The Company has estimated that the embedded derivatives related to the equity participation rights and the takeover make whole premium do not have significant value. The early conversion incentive expired on June 14, 2007. The Company has applied the provisions of EITF Issue No. 06-7 “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133” and determined that with the expiration of the early conversion incentive on June 14, 2007, the conversion feature no longer meets the conditions that would require separate accounting as a derivative. The remaining two embedded derivatives do not have significant value. As a result, the Company reclassified $4.3 million of these embedded derivatives, classified as liabilities, to additional paid in capital. This amount represented the fair value of such embedded derivatives, at the time of the expiration of the early conversion incentive. The Company estimated that these embedded derivatives, classified as liabilities, had an estimated fair value of $16.8 million on March 31, 2007. The Company recognized income of $1.5 million resulting from the change in the fair value of the conversion option prior to the expiration of the early conversion incentive on June 14, 2007, which is included in change in fair value of derivatives in the accompanying consolidated statements of operations for the year ended March 31, 2008.

The Company’s Series B Notes contain one embedded derivative that requires separate valuation from the Series B Notes: a call option which provides the Company with the option to redeem the Series B Notes at fixed redemption prices plus accrued and unpaid interest and plus any difference in the fair value of the conversion feature. The Company estimated that this embedded derivative, classified as an asset, had an estimated fair value of $0.3 million at inception and at March 31, 2008 the fair value of this asset was $0.1 million and is included in other assets in the accompanying consolidated balance sheets. For the year ended March 31, 2008, the Company recorded

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a charge of $0.4 million related to the fair valuation of the Series B embedded derivative. For the year ended March 31, 2007, the Company recorded income of $0.1 million related to the fair valuation of the Series B embedded derivative. The change in the estimated fair value of the embedded derivative was included in change in fair value of derivatives in the accompanying consolidated statements of operations. At March 31, 2008, the only embedded derivative with value that remains is related to the Series B Notes.

The Company’s 6.625% Senior Convertible Notes contain two embedded derivatives that require separate valuation from the 6.625% Senior Convertible Notes: an equity participation right and a contingent put upon change in control. The Company has estimated that these embedded derivatives do not have significant value.

On February 8, 2008, the Company entered into two interest rate swap agreements as required under the provisions of the Credit Agreements discussed in Note 10. One of the interest rate swap agreements was effective March 31, 2008 for a notional amount of $148.0 million and a fixed interest rate of 2.999%. Interest payments on this instrument are due on the last day of each March, June, September and December commencing on June 30, 2008 and ending on December 31, 2010. The second interest rate swap agreement entered into is effective on July 31, 2008 for a notional amount of $102.0 million and a fixed interest rate of 3.067%. Interest payments on this instrument are due on the last day of each January, April, July and October commencing on October 31, 2008 and ending on January 31, 2011. The interest rate swap agreements serve as an economic hedge against increases in interest rates and have not been designated as hedges for accounting purposes. Accordingly, the Company accounts for these interest rate swap agreements on a fair value basis and adjusts these instruments to fair value and the resulting changes in fair value are charged to earnings. At March 31, 2008, the fair value of the interest rate swap agreements was $2.5 million. This charge to earnings was included in change in fair value of derivatives in the accompanying consolidated statements of operations. The resulting $2.5 million liability was included in deferred rent and other liabilities in the accompanying consolidated balance sheets.

13.	Notes Payable

Notes payable consists of:

	March 31,
	2008	2007

Senior Secured Notes, face value of $30.0 million, due March 2009	$—	$28,488,987
Series A Notes, face value of $10.0 million, due June 30, 2009	—	10,106,281
Capital Lease Facility, due June 30, 2009	—	3,684,443

	$—	$42,279,711

The Series A Notes bore interest at the Eurodollar rate, as calculated under terms of the Series A Notes, plus 8.00%. All interest under the Series A Notes was “payable in kind” and was added to the principal amount of the Series A Notes. On July 31, 2007, the Series A Notes were paid off in connection with the Company entering into the Credit Agreements. See Note 10. At July 31, 2007, there was $0.2 million and $0.2 million of unamortized debt issuance costs and debt discount, respectively. These amounts were capitalized in connection with the modification of these notes.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

14.	Deferred Rent and Other Liabilities

	March 31,
	2008	2007

Deferred rent and other liabilities consists of:
Deferred rent	$3,704,038	$3,180,435
Interest rate swap, at fair value	2,466,370	—
Deferred tax liability	1,781,159	127,013
Other liabilities	1,778,169	1,938,039

	$9,729,736	$5,245,487

15.	Changes in Stockholders’ Equity

Series I convertible preferred stock

In 2004, the Company issued 400 shares of Series I 8% Convertible Preferred Stock for $10.0 million, together with warrants to purchase 280,000 shares of the Company’s common stock, which are exercisable for five years at $9.00 per share. The Series I Preferred Stock is convertible into shares of the Company’s common stock at $7.50 per share. In January 2007, the Series I Preferred Stock dividend rate increased to 10% per year until January 2009, when it increases to 12%. Dividends are payable, at the Company’s discretion, in shares of the Company’s common stock or cash. The Company has the right to redeem the Series I Preferred Stock at $25,000 per share plus accrued dividends at any time. Some of the Series I Preferred Stock shares were committed on dates where the conversion price was less than market. Accordingly, the Company recognized a preferred dividend of approximately $0.8 million, $0.7 million, and $0.7 million for the years ended March 31, 2008, 2007 and 2006, respectively. The Series I Preferred Stock shall vote together with the Company’s common stock based on the then current conversion ratio.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common stock

Issuance of Common Stock

In January 2008, the Company issued 390,000 shares of its common stock, valued at $2.1 million, in connection with the acquisition of all of the outstanding common stock of Accris.

In October 2007, the Company issued to certain of it employees 62,237 shares of its common stock, valued at $0.5 million, as settlement of share-based awards earned during fiscal year 2007.

In May 2007, the Company issued 1,925,544 shares of its common stock, valued at $14.7 million, in connection with the acquisition of all of the outstanding common stock of a managed web hosting services provider.

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

In August 2005, the Company issued 1,600,000 shares, valued at $10.8 million, of its common stock in connection with the acquisition of all of the outstanding common stock of a managed web hosting services provider in Europe.

Exercise of employee stock options

During the year ended March 31, 2008, the Company issued 117,922 shares of its common stock in conjunction with the exercise of employee stock options. The exercise price of the options ranged from $2.50 to $6.74.

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

Conversion of preferred stock

During the year ended March 31, 2008, 11 shares of the Company’s Series I preferred stock, with an aggregate fair value of $0.3 million (based on the closing price of the Company’s common stock at conversion date) were converted to 36,667 shares of common stock.

During the year ended March 31, 2007, 16 shares of the Company’s Series I preferred stock, with an aggregate fair value of $0.4 million (based on closing price of the Company’s common stock at conversion date) were converted to 53,637 shares of common stock at the discretion of the Series I holders.

During the year ended March 31, 2006, 44 shares of the Series I preferred stock, with an aggregate fair value of $0.8 million (based on closing price of the Company’s common stock at conversion date) were converted to 146,655 shares of common stock.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Issuance of nonvested stock

During the year ended March 31, 2008, the Company issued 218,023 shares of common stock, relating to various employee grants of nonvested stock whose vesting restrictions lapsed.

Expiration of warrants

In June 2007, 181,579 warrants with a value of $1,380,000 expired.

Stocks tendered in payment of services

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

Loans issued to employees

In connection with the acquisition of Dedigate, the Company extended loans to certain Dedigate employees to exercise their Dedigate stock options. The Dedigate shares received upon exercise of those options were then exchanged for shares of the Company’s common stock under the terms of the acquisition. The loans are evidenced by full recourse promissory notes, bear interest at 2.50% per annum, matured in August 2007 and are collateralized by the shares of stock acquired with the loan proceeds. The outstanding principal balance on such loans, net of repayments, is reflected as a reduction to stockholders’ equity in the accompanying consolidated balance sheets at March 31, 2007 and March 31, 2008. The Company intends to exercise its rights to demand payment on the remaining balance and expects to be paid in full.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock warrants

During the period from November 2000 through March 2008, the Company issued warrants to third parties for services and to facilitate certain debt and equity transactions. The following table summarizes information about stock warrants outstanding as of March 31, 2008.

				Estimated
	No. of Shares	Exercise		Fair Value at
Issuance Date	Able to Purchase	Price	Expiration Date	Issuance

April 2006	12,500	$4.80	April 2011	$92,988
April 2005	7,200	6.90	April 2011	25,056
December 2004	2,003,378	6.80-8.80	December 2011	8,782,933
April 2004	5,000	7.00	April 2009	32,450
March 2004	248,841	9.00	March 2009	1,672,248
February 2004	8,210	9.00	February 2009	8,652
January 2004	36,808	7.10-9.00	January 2009	33,750
December 2003	10,000	6.20	July 2008	114,400
October 2003	5,000	7.30	October 2008	33,700
June 2001	1,300	17.20	June 2011	22,490
January 2003	950	4.80	June 2011	3,971
November 2000	25,000	27.60	November 2008	394,000

	2,364,187			$11,216,638

In April 2006, the Company issued 12,500 warrants with an estimated fair value of $0.1 million in connection with consulting services.

Sale of Treasury Shares

In December 2006, the Board of Directors approved the sale, to a third party, of 865,202 shares of the Company’s treasury stock at the market rate of $6.75 per share. Proceeds from the sale of this stock amounted to $5.8 million, net of commissions. As of March 31, 2008, the Company does not have any treasury stock.

16.	Loss Per Share

The following table presents the reconciliation of net loss to attributable to common stockholders to the numerator used for diluted loss per share:

	March 31,
	2008	2007	2006

Net loss attributable to common stockholders	$(43,022,338)	$(15,628,316)	$(37,876,063)
Adjustments:
Interest expense, including amortization of discount and debt issue costs	—	(28,701)	—
Change in fair value of derivatives embedded within convertible debt	—	(112,827)	—

Numerator for diluted loss per share:	$(43,022,338)	$(15,769,844)	$(37,876,063)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the reconciliation of weighted average shares outstanding to basic and diluted weighted average shares outstanding:

	March 31,
	2008	2007	2006

Basic:
Weighted average common shares outstanding — basic	58,134,269	44,151,259	42,973,114

Diluted:
Weighted average common shares outstanding	58,134,269	44,151,259	42,973,114
Series B Notes	—	115,782	—

Weighted average common shares outstanding — diluted	58,134,269	44,267,041	42,973,114

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods indicated:

	March 31,
	2008	2007	2006

9% Senior Convertible Notes	2,724,817	6,900,000	6,900,000
Common stock warrants	2,364,187	2,545,766	2,679,636
Common stock options	2,303,138	2,437,249	2,257,700
Early conversion incentive	191,603	1,540,772	2,677,471
Nonvested stock	798,222	532,800	15,000
Series I convertible preferred stock	1,058,507	1,084,477	1,130,000
6.625% Senior Convertible Notes	4,175,183	—	—
0.5% Senior Subordinated Convertible Notes	491,400	—	—
Series H redeemable preferred stock	—	12,324	29,400

17.	Share-Based Compensation

On August 9, 2005, the Company’s Board of Directors adopted the 2005 Executive Incentive Compensation Plan (the “Plan”), which was approved by the Company’s stockholders on September 23, 2005. This comprehensive plan superseded and replaced all of the Company’s pre-existing stock option plans. The Compensation Committee has the authority, under the Plan, to grant share-based incentive awards to executives, key employees, directors, and consultants. These awards include stock options, stock appreciation rights or SARS, nonvested stock (commonly referred to as restricted stock), deferred stock, other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property (collectively, the “Awards”). Awards granted generally vest over three years with one third vesting each year from the date of grant and generally expire ten years from the date of grant. On September 28, 2007, the Company’s shareholders approved a proposal to increase the number of shares available to be granted under the plan from 1,000,000 to 4,000,000. There were 2,342,778 unused shares available to be granted under the Plan as of March 31, 2008.

Prior to the adoption of SFAS No. 123(R), the Compensation Committee approved the immediate vesting, effective March 31, 2006, of all unvested stock options previously granted under the Company’s stock option and executive compensation plans. The options affected by the accelerated vesting had exercise prices ranging from $2.79 to $16.50. As a result of the accelerated vesting, options to purchase approximately 460,000 shares became immediately exercisable. All other terms of these options remain unchanged. The decision of the Compensation Committee to accelerate the vesting of all outstanding options was made primarily to reduce compensation expense

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that otherwise would be recorded starting with the three months ending June 30, 2006. The future compensation expense that will be avoided is approximately $0.2 million in the fiscal year ended March 31, 2009.

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

Option Awards

A summary of the Company’s stock option activity as of March 31, 2008, and changes during the year ended March 31, 2008 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at April 1, 2007	2,426,249	$9.82
Granted	50,000	7.39
Exercised	(117,922)	5.18
Forfeited	(55,189)	8.25

Outstanding at March 31, 2008	2,303,138	10.05	5.44	$(10,518,217)

Exercisable at March 31, 2008	2,019,792	$10.63	5.00	$(10,401,716)

The weighted average grant date fair value of options granted during the years ended March 31, 2008 and 2007 was $7.39 and $4.86, respectively. As of March 31, 2008, the future compensation expense related to unvested options that will be recognized is approximately $1.2 million. The cost is expected to be recognized over a weighted average period of 1.7 years. The Company recognized approximately $0.6 million of share-based compensation expense, associated with options, in the year ended March 31, 2008. The total intrinsic value of stock options exercised during the years ended March 31, 2008, 2007 and 2006 was approximately $0.3 million, $0.1 million and $0.5 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of the exercise and the exercise price of the shares. The following table summarizes information about stock options outstanding and exercisable in various price ranges at March 31, 2008:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Outstanding	Contractual Life	Exercise Price	Options	Exercise Price
Range of Exercise Prices	Options	(Years)	(Outstanding)	Exercisable	(Exercisable)

$2.50-5.00	281,550	6.18	$4.00	281,550	$4.00
$5.01-10.00	1,592,630	6.16	6.20	1,309,284	6.26
$10.00-20.00	101,071	2.58	15.45	101,071	15.45
$20.01-30.00	13,260	2.81	24.71	13,260	24.71
$30.01-50.00	314,627	2.14	32.59	314,627	32.59

	2,303,138	5.44	$10.05	2,019,792	$10.63

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Assumptions

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

The assumptions used to value stock options were as follows:

	2008	2007	2006

Risk Free Rate	4.11%	4.54%	3.63% - 4.83%
Volatility	102%	118%	112% - 121%
Expected Term	6 years	6 years	5 years
Expected Dividends	0%	0%	0%
Expected Dividends	0%	0%	0%

Nonvested Awards

In accordance with SFAS No. 123(R), the Company records the intrinsic value of the nonvested stock as additional paid-in capital. Share-based compensation expense is recognized ratably over the applicable vesting period. As of March 31, 2008, the future compensation expense related to nonvested stock that will be recognized is approximately $4.4 million. The cost is expected to be recognized over a weighted average period of 2.2 years. The Company recognized approximately $3.3 million of share-based compensation expense, associated with nonvested

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock, for the year ended March 31, 2008. A summary of the Company’s nonvested stock, as of March 31, 2008 and changes during the year ended March 31, 2008 is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value

Outstanding at April 1, 2007	470,300	$5.61
Granted	727,122	6.83
Vested	(281,500)	5.87
Forfeited	(116,177)	6.38

Outstanding at March 31, 2008	799,745	$6.52

18.	Commitments and Contingencies

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

During February 2005, the Company entered into a lease agreement for the facility in Madrid, Spain, which houses the NAP of the Americas-Madrid. The annual rent payments under this lease are approximately 800,000 euros ($1.0 million at the March 31, 2005 exchange rate) exclusive of value added tax. Payments of rent under the lease agreement commenced in March 2005, and the initial term of the lease expires on December 25, 2015. As required by the terms of the lease agreement, the Company has obtained a five year bank guarantee in favor of Global Switch in an amount equal to the annual rent payments. In connection with this bank guarantee, the Company has deposited 50% of the guaranteed amount, or approximately 475,000 euros ($0.6 million at the March 31, 2005 exchange rate), with the bank issuing the guarantee.

The Company has entered into capital lease agreements with third parties for equipment related primarily to the NAP of the Americas. Generally, the lease terms are for 48 months and contain $1.00 bargain purchase options. The aggregate gross related assets total approximately $1.6 million during the year ended March 31, 2008.

Operating lease expense, in the aggregate, amounted to approximately $9.7 million, $5.3 million, and $11.7 million, for the years ended March 31, 2008, 2007 and 2006, respectively.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2008, future minimum lease/rental payments for each of the following five years and thereafter under non-cancelable operating and capital leases having a remaining term in excess of one year are as follows:

	As Lessee		As Lessor
	Capital	Operating	Sales-Type	Operating
	Leases	Leases	Leases	Leases

2009	$1,830,766	$10,607,068	$1,964,974	$3,235,430
2010	1,306,526	8,910,257	254,980	2,681,462
2011	589,409	7,052,212	123,229	2,740,771
2012	156,083	6,576,767	—	2,622,633
2013	—	6,384,546	—	2,105,915
Thereafter	—	39,974,212	—	9,695,469

Total minimum lease payments	$3,882,784	$79,505,062	$2,343,183	$23,081,680

Amount representing interest and maintenance	(836,052)		(345,464)

Net minimum lease payments	$3,046,732		$1,997,719

Total future sublease rentals of $1.5 million are included within the future minimum rental payments for operating leases as lessor.

Litigation

On May 14, 2007, the Company filed an action for declaratory relief against Strategic Growth International, Inc., (“SGI”), an investor relations firm formerly engaged by the Company, in the Circuit Court of the 11th Judicial Circuit in Miami-Dade County Florida. The declaratory action requested that the Court determine whether SGI properly exercised certain warrants issued to it in 2002, and if so, in what quantity and what price. The Company’s position was that SGI failed to properly exercise the warrants, and that such failure cannot be cured because the warrants have since expired, and even if SGI did exercise the warrants, SGI was not entitled to the number of shares claimed upon exercise. On May 17, 2007, SGI filed an action in the Supreme Court of the State of New York in connection with the purported warrant exercise and the Company’s position with respect to this exercise. In the lawsuit, SGI alleged (i) violations under Rule 10b-5 of the Securities Exchange Act of 1934, as amended, against certain of the Company’s senior executive officers; (ii) breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment against the Company; and (iii) negligence, negligent misrepresentation, intentional concealment, and negligent nondisclosure against the Company and certain senior executive officers. SGI also sought a declaratory judgment that it properly exercised the warrants. On January 24, 2008, the Company paid SGI $540,000 in settlement of all such claims and all claims filed by the Company and SGI were dismissed with prejudice and all parties party to such claims executed mutual releases to each other regarding same.

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

19.	Related Party Transactions

Due to the nature of the following relationships, the terms of the respective agreements may not be the same as those that would result from transactions among wholly unrelated parties.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is a summary of transactions for the years ended March 31, 2008, 2007 and 2006 and balances with related parties included in the accompanying balance sheet as of March 31, 2008 and 2007.

	For the Year Ended March 31,
	2008	2007	2006

Services purchased from related party	$—	$497,948	$1,270,504
Services provided to related party	71,335	87,321	23,698
Interest income from shareholder	18,685	25,800	29,728
Services from directors	536,476	712,503	442,500
Other assets	387,658	422,467
Note receivable — related party	52,981	191,525

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

The Company’s Chairman and Chief Executive Officer has a minority interest in Fusion Telecommunications International, Inc. (“Fusion”) and was formerly a member of its board of directors. In addition, the Chairman and Chief Executive Officer of Fusion is a member of the Company’s board of directors. The Company purchased $0.5 million and $1.3 million in services from Fusion for the years ended March 31, 2007 and 2006, respectively. The Company did not purchase any services from Fusion for the year ended March 31, 2008.

20.	Revenues

	For the Year Ended March 31,
	2008	2007	2006

Revenues consist of:
Colocation	$61,228,544	$41,865,161	$28,126,193
Managed and professional services	110,933,378	43,793,652	25,958,032
Exchange point services	12,691,169	9,031,100	6,308,708
Equipment resales	2,560,708	6,258,268	2,136,349

Total revenues	$187,413,799	$100,948,181	$62,529,282

Total arrangement consideration for managed web hosting solutions may include the procurement of equipment. Amounts allocated to equipment sold under these arrangements and included in managed and professional services were $7.1 million, $1.9 million and $1.0 million for the years ended March 31, 2008, 2007 and 2006, respectively.

21.	Income Taxes

The Company recorded a provision for income taxes of $0.8 million and $0.2 million for the years ended March 31, 2008 and March 31, 2007, respectively. No provision for income taxes was recorded for the year ended March 31, 2006 as the Company incurred net operating losses in all tax jurisdictions.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net (loss) income before income taxes is attributable to the following geographic locations:

	For the Year Ended March 31,
	2008	2007	2006

United States	$(42,674,575)	$(14,219,056)	$(34,201,581)
International	1,259,685	(516,129)	(2,947,593)

	$(41,414,890)	$(14,735,185)	$(37,149,174)

Deferred tax assets (liabilities) consist of the following:

	March 31,
	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$81,858,671	$66,747,512
Net operating loss carryforwards retained from discontinued operations	17,280,709	17,280,709
Embedded derivatives	21,960	6,188,256
Allowances and other	11,216,600	8,030,356

Total deferred tax assets	110,377,940	98,246,833

Valuation allowance	(104,776,430)	(81,868,281)

Deferred tax liabilities:
Intangibles with indefinite lives	(1,558,000)	—
Convertible debt	(1,484,228)	(7,804,425)
Depreciation and amortization	(4,082,750)	(8,749,723)
Other	(257,688)	(47,561)

Total deferred tax liability	(7,382,666)	(16,601,709)

Net deferred tax liability	$(1,781,156)	$(223,157)

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s deferred tax assets. A 100% valuation allowance has been provided on the net deferred tax assets of the U.S. companies and operations in Madrid. The remaining net deferred tax liability relates to foreign income taxes of the Company’s managed web hosting services provider in Europe and purchased trademarks with indefinite lives. To support the Company’s conclusion that a 100% valuation allowance was required, the Company primarily considered such factors as the Company’s history of operating losses, the nature of the Company’s deferred tax assets and the absence of taxable income in prior carryback years. Although the Company’s operating plans assume taxable and operating income in future periods, the Company’s evaluation of all the available evidence in assessing the realizability of the deferred tax assets indicates that it is more likely than not that such plans are insufficient to overcome the available negative evidence.

The valuation allowance increased by $22.9 million and $6.0 million for the years ended March 31, 2008 and 2007, respectively. The net change of the valuation allowance for the years ended March 31, 2008 and 2007 was primarily due to the increase in temporary differences related to the increase in operational loss, allowances and intangibles, less a net decrease in convertible debt, derivatives and expiring net operating loss carryforwards.

As of March 31, 2008, we have not made a U.S. tax provision on the unremitted earnings of our foreign subsidiaries. As of March 31, 2008, these earnings are intended to be permanently re-invested in foreign operations.

The Company has federal net operating loss carryforwards of $231 million, expiring through tax year 2028.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation between the statutory income tax rate and the effective income tax rate on pre-tax loss is as follows:

	For the Year Ended March 31,
	2008	2007	2006

Statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal income tax benefit	(2.9)	(4.0)	(4.0)
Foreign income tax	0.1	(0.9)	—
Permanent differences	(0.9)	0.5	0.3
Increase in valuation allowance	39.9	39.9	37.7

Effective tax rate	2.2%	1.5%	—%

The Company has not been audited by the Internal Revenue Service or other applicable tax authorities for the following open tax periods: the year ended December 31, 2004, the quarter ended March 31, 2005, and the years ended March 31, 2006, 2007 and 2008. Net operating loss carryovers incurred in years prior to 2004 are subject to audit in the event they are utilized in subsequent years.

22.	Information About the Geographic Segments

The Company’s geographic statements of operations disclosures are as follows (in thousands):

	March 31,
	2008	2007	2006

Revenues:
United States	$163,278	$85,167	$54,837
International	24,136	15,781	7,692

	$187,414	$100,948	$62,529

Cost of revenues:
United States	$86,416	$47,175	$32,893
International	14,470	9,727	5,931

	$100,886	$56,902	$38,824

Income (loss) from operations:
United States	$13,676	$4,831	$(5,854)
International	1,013	(850)	(2,792)

	$14,689	$3,981	$(8,646)

The Company’s long-lived assets are located in the following geographic areas (in thousands):

	March 31,
	2008	2007

United States	$327,048	$152,623
International	5,963	4,985

	$333,011	$157,608

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Supplemental Cash Flow Information

	For the Year Ended March 31,
	2008	2007	2006

Supplemental disclosures of cash flow information:
Cash paid for interest	$21,385,504	$16,407,077	$14,489,566

Non-cash operating, investing and financing activities:
Warrants issued	—	92,988	45,226

Assets acquired under capital leases	1,528,340	1,897,465	889,012

Stock tendered in payment of services	—	1,038,579	—

Establishment of Series B derivative asset	—	342,534	—

Net assets acquired in exchange for common stock	16,745,934	—	10,755,200

Expiration of warrants	1,380,000	748,010	1,308,456

Non-cash preferred dividend	—	—	173,355

Conversion of preferred stock to equity	—	2,279	804,000

Changes in accrued property and equipment	18,258,644	2,445,152	5,238,532

Cash paid for taxes	216,981	—	—