Form 10-K/A
period 2008-03-31
TERREMARK WORLDWIDE INC.
filed 2008-07-29
CIK 912890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-12475

Terremark Worldwide, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	84-0873124 (IRS Employer Identification No.)
2 South Biscayne Blvd. Suite 2900 Miami, Florida 33131
(Address of Principal Executive Offices, Including Zip Code)
Registrant’s telephone number, including area code:
(305) 856-3200
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share (Title of Class)	NASDAQ Stock Market LLC (Name of Exchange on Which Registered)
Securities registered pursuant to Section 12(g) of the Act:
NONE

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
     The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of June 30, 2008 was 59,237,270.

EXPLANATORY NOTE
     Terremark Worldwide, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended March 31, 2008 (the “Original 10-K”), which was filed on June 16, 2008. This Amendment No. 1 on Form 10-K/A is being filed to amend and restate in their entirety Part III and Part IV of the Original 10-K.
     Except as specifically set forth in this Amendment No. 1 on Form 10-K/A, the financial results and other information reported in the Original 10-K remain unchanged; furthermore, nothing contained in the Amendment No. 1 reflects events occurring after the date on which we filed the Original 10-K. As used in this Amendment No. 1 on Form 10-K/A, the terms “Company,” “Terremark,” “we,” “us” and “our” refer to Terremark Worldwide, Inc. and its subsidiaries.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     Our executive officers and directors and their ages as of March 31, 2008, are as follows:

Name	Age	Principal Position
Manuel D. Medina	55	Chairman of the Board, President and Chief Executive Officer
Joseph R. Wright, Jr	69	Vice Chairman of the Board
Guillermo Amore	69	Director
Timothy Elwes	72	Director
Antonio S. Fernandez	68	Director
Arthur L. Money	68	Director
Marvin S. Rosen	66	Director
Miguel J. Rosenfeld	58	Director
Rodolfo A. Ruiz	59	Director
Jose A. Segrera	37	Chief Financial Officer
Jamie Dos Santos	46	Chief Executive Officer Terremark Federal Group
Marvin Wheeler	54	Chief Operations Officer
Adam T. Smith	36	Chief Legal Officer
     Manuel D. Medina has served as our Chairman of the Board, President and Chief Executive Officer since April 2000, the date that we merged with AmTec, as well as in those positions with Terremark since it’s founding in 1982. In addition, Mr. Medina is a managing partner of Communication Investors Group, one of our investors. Mr. Medina has been a director of Fusion Telecommunications International since December 14, 1998. Before founding Terremark as an independent financial and real estate consulting company, Mr. Medina, a certified public accountant, worked with Price Waterhouse and earned a Bachelor of Science degree in Accounting from Florida Atlantic University in 1974.
     Joseph R. Wright, Jr. has served as our Vice Chairman of the Board since April 2000. He will be joining Scientific Games as their Chief Executive Officer, effective January 1, 2009. He is currently serving as Vice Chairman of the Board for Scientific Games and has been a member of the board since 2004. Prior to his tensure as Chief Executive Officer of Scientific Games, Mr. Wright served as Chairman of Intelsat, the world’s leading provider of satellite/fiber services with a global fleet of 53 satellites servicing over 200 countries from July 2006 to April 2008 and, prior to this position, from August 2001 to July 2006, served as Chief Executive Officer of PanAmSat, a publicly-listed satellite-based services business, which was acquired by Intelsat in 2006. Before PanAmSat, he was Chairman of GRC International Inc., a public company providing advanced information technology, internet and software technologies to government and commercial customers, which was sold to AT&T, was Co-Chairman of Baker & Taylor Holdings, Inc., an international book/video/software distribution and e-commerce company, owned by The Carlyle Group and was Executive Vice President, Vice Chairman, and Director of W. R. Grace & Company, Chairman of Grace Energy Company and President of Grace Environmental Company. Mr. Wright also serves on the Board of Directors/Advisors of Federal Signal, the Defense Business Board, the Defense Science Board task force on interoperability, Performance Measurement Advisory Council of the Office of Management and Budget (The White House), the Network Reliability and Interoperability Council of the Federal Communications Commission, the Media Security and Reliability Council of the Federal Communications Commission, the Council on Foreign Relations, the Committee for the Responsible Federal Budget and the New York Economic Club. See “Certain Relationships and Related Transactions.”
     Guillermo Amore has served as a member of our board of directors since February 2001. From August 2000 to February 2001, Mr. Amore served as the President and Chief Operating Officer of our wholly-owned subsidiary, Terremark Latin America, Inc., prior to which he served as Chairman and Chief Executive Officer of Spectrum Telecommunications Corporation until its acquisition. Mr. Amore has nearly 35 years of telecommunications experience, much of it focused on the developing markets of Latin America and the Caribbean. During his tenure at GTE Corporation, he built an extensive network of contacts in the region. These contacts served him well in business development and regulatory affairs during his stewardship of Grupo Isacell S.A. of Mexico and of Spectrum Telecommunications. Mr. Amore holds an MBA from Harvard University and a Bachelors degree in Science in Electrical Engineering from Pontificia Universidad Javeriana, Colombia. See “Certain Relationships and Related Transactions.”

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
     Antonio S. Fernandez was elected to our board of directors in September 2003. In 1970, Mr. Fernandez was a Systems Engineering Manager at Electronic Data Systems (EDS). In 1971, Mr. Fernandez joined duPont Glore Forgan as a Vice-President in Operations. In 1974, he joined Thomson McKinnon as Director of Operations and Treasurer. In 1979, he was Director of Operations and Treasurer at Oppenheimer & Co. Inc., where he also served as Chief Financial Officer from 1987 until 1994 and a member of the Board of Directors from 1991 until 1998. In 1991, Mr. Fernandez founded and headed the International Investment Banking Department at Oppenheimer & Co. and served in that capacity until 1999. Mr. Fernandez served on the Board of Banco Latinoamericano de Exportaciones from 1992 until 1999. He also served as Trustee of Mulhenberg College, PA from 1995 until 1998. Since June 2004, Mr. Fernandez has been a director of Spanish Broadcasting Systems, an operator of radio stations in the U.S. He graduated from Pace University, NY in 1968 with a Bachelors in Business Administration.
     Arthur L. Money has served as a member of our board of directors since May 2003. Since September 2002, Mr. Money has been a member of the board of directors of SafeNet, a provider of Information Technology security solutions. From 1999 to 2001, Mr. Money was the Assistant Secretary of Defense (C3I) and Department of Defense CIO. Prior to this, Mr. Money served as the Assistant Secretary of the Air Force for Research, Development, and Acquisition, and was Vice President and Deputy General Manager of TRW. From 1989 to 1995, Mr. Money was President of ESL, Inc. He has received distinguished public service awards from the U.S. Department of Defense (Bronze Palm), the U.S. Air Force, and the U.S. Navy. He is currently President of ALM Consulting, specializing in command control and communications, intelligence, signal processing and information processing. Mr. Money received his Master of Science Degree in Mechanical Engineering from the University of Santa Clara and his Bachelor of Science Degree in Mechanical Engineering from San Jose State University. See “Certain Relationships and Related Transactions.”
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
     Miguel J. Rosenfeld has served as a member of our board of directors since April 2000. Since November 1991, he has served as a Senior Vice President of Delia Feallo Productions, Inc., where he has been responsible for the development of soap opera productions in Latin America. From January 1995 until May 1998, he was the Director of Affiliates and Cable for Latin America for Protele, a division of Televisa International LLC. From December 1984 until September 1998, he was a sales manager for Capitalvision International Corporation. Mr. Rosenfeld holds a Bachelor of Arts degree in Administration from the University of Buenos Aires, which he earned in 1975.
     Rodolfo A. Ruiz has served as a member of our board of directors since July 2003. Since 2004, Mr. Ruiz has served as Executive Vice President — Spirits for Southern Wine and Spirits of America, Inc. from 1999 to 2003, Mr. Ruiz has held a series of senior management positions within the Bacardi organization since 1979, inclusive of having served as President and Chief Executive Officer of Bacardi Global Brands, President and Chief Executive Officer of Bacardi Asia/Pacific Region, and several senior executive sales, marketing, financial and operations positions within Bacardi USA. Prior to joining Bacardi, from 1966 to 1979, Mr. Ruiz, in his capacity as a certified public accountant, served as a Senior Auditor, Senior Internal Auditor and Audit Manager with Price Waterhouse & Co. for a wide variety of public and private clients and projects in the United States and Mexico, as well as throughout Latin America, interspersed by a term, from 1973 to 1975, with International Basic Economy Corp, otherwise known as IBEC/Rockefeller Group. Mr. Ruiz holds a Bachelor of Business degree from the University of Puerto Rico.
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

     Jamie Dos Santos has served as Chief Executive Officer of Terremark Federal Group since July 2005. From March 2003 to July 2005, Ms. Dos Santos served as our Chief Marketing Officer. From April 2001 to March 2003, Ms. Dos Santos served as our Senior Vice President Global Sales. From 1981 to April 2001, Ms. Dos Santos worked with the Bell System. Ms. Dos Santos held various positions during her tenure with Telcordia/Bell Systems, including Director of Professional Services Latin America and Regional Account Director. She started her career as a Business Service Representative. Ms. Dos Santos attended the University of Florida and Bellcore’s elite technical training curriculum receiving various degrees in telecommunications.
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
     Adam T. Smith has served as our Chief Legal Officer since November 2006. From May 2005 to November 2006, Mr. Smith served as our Senior Vice President Deputy General Counsel and from February 2004 to April 2005 as our Vice President Assistant General Counsel. From April 2000 to January 2004, Mr. Smith led the Electronic Commerce & Technology law practice for a Miami-based international law firm, focusing as well on domestic and international corporate transactions, venture capital and securities. Prior to April 2000, Mr. Smith worked in Washington, D.C., where he was responsible for the review of the legal issues surrounding the Internet aspects of the proposed Sprint/Worldcom merger and gained federal government experience as an honors intern in the Office of the Secretary of Defense, as well as the Department of State (U.S. Embassy/Santiago, Chile), Office of the Deputy Attorney General, and U.S. House of Representatives International Relations Committee. Mr. Smith received his Juris Doctor from the University of Miami School of Law and his Bachelor of Arts from Tufts University. Mr. Smith is a member of the bar of the State of Florida and the United States District Court for the Southern District of Florida.
CORPORATE GOVERNANCE
     Our business and affairs are managed under the direction of our board of directors, except with respect to those matters reserved to our stockholders. Our board of directors establishes our overall corporate policies, reviews the performance of our senior management in executing our business strategy and managing our day-to-day operations, acts as an advisor to our senior management and reviews our long-term strategic plans. Our board’s mission is to further the long-term interests of our stockholders. Members of our board of directors are kept informed of our business through discussions with our management, primarily at meetings of the board of directors and its committees, and through reports and analyses presented to them. Additionally, in the performance of their respective duties, the board and each of its three standing committees — audit, compensation and nominating and corporate governance — has the authority to retain, at our expense, outside counsel, consultants or other advisors.
     Our board of directors held a total of nine meetings and took no actions by written consent during our fiscal year ended March 31, 2008. Each director except Messrs. Money and Rosen attended at least 75% of the total number of fiscal year 2008 meetings of our board and committees on which he served. We have no formal policy regarding attendance by our directors at our annual stockholder meetings, although we encourage this attendance, and most of our directors have historically attended these meetings. Our officers are elected annually by our board of directors and serve at the discretion of the board. Our directors hold office until the expiration of their respective terms or until their successors have been duly elected and qualified.

Code of Business Conduct and Ethics
     We maintain a Code of Business Conduct and Ethics that is applicable to all employees and directors. Additionally, we maintain a Code of Ethics that is applicable to our Chief Executive Officer and Senior Financial Officers. These codes require continued observance of high ethical standards, including, but not limited to, honesty, integrity and compliance with the law. The Code of Ethics for our Chief Executive Officer and Senior Financial Officers is publicly available on our website at www.terremark.com under “Investor Relations”. Additionally, amendments to or waivers from our Code of Ethics are also available on our website at the foregoing address. Violations under either code of conduct must be reported to the Audit Committee. Each of the foregoing codes of conduct may be obtained in printed form and without charge by writing to the Vice President of Investor Relations at Terremark Worldwide, Inc., 2 South Biscayne Blvd., Suite 2900, Miami, Florida 33131.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires that our directors, executive officers and persons who beneficially own more than 10 percent of our outstanding common stock (together, “Reporting Persons”) file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Under the rules and regulations promulgated by the SEC under the Exchange Act, the Reporting Persons are required to furnish to us copies of all Section 16(a) forms they file.
     To management’s knowledge, based solely upon management’s review of the copies of those reports furnished to us by the Reporting Persons and representations by such persons that no other reports were required, during the fiscal year ended March 31, 2008, the Reporting Persons satisfied all of their respective Section 16(a) filing requirements.
Communications Between Stockholders and the Board
     Stockholders or other interested parties wishing to communicate with our board of directors should submit any communications in writing to the Board of Directors at Terremark Worldwide, Inc., 2 South Biscayne Blvd., Suite 2900, Miami, Florida 33131. If a stockholder would like the letter to be forwarded directly to the Chairman of the Board or to one of the Chairmen of the board’s three standing committees, he or she should so indicate. If no specific direction is indicated, the Secretary will review the letter and forward it to the appropriate member of our board of directors.
BOARD OF DIRECTORS COMMITTEES
     Our board of directors has a standing audit committee, compensation committee and nominating and corporate governance committee, and our audit committee has been established in accordance with section 3(a)(58)(A) of the Exchange Act.
Members of the Audit Committee
Antonio S. Fernandez
(Chairperson)
Rodolfo A. Ruiz                    Miguel J. Rosenfeld
Audit Committee
     Our audit committee consists of Messrs. Fernandez, Rosenfeld and Ruiz. Each of Messr. Fernandez and Ruiz is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. The members of the audit committee are, and will continue to be, “independent” under the listing standards of the NASDAQ Global Market. The board of directors has determined that Messrs. Fernandez and Ruiz satisfy the financial literacy and experience requirements of the NASDAQ and the rules of the SEC. The audit committee operates under a written charter, a copy of which is available on our website at www.terremark.com under “Investor Relations”. The charter is available in print to any stockholder who requests it in writing from our Vice President of Investor Relations at Terremark Worldwide, Inc., 2 South Biscayne Blvd., Suite 2900, Miami, Florida 33131. The audit committee represents the board in its relations with our independent auditors and oversees the financial reporting and disclosures prepared by our management. The audit committee’s functions include meeting with our management and our independent auditors, reviewing and discussing our audited and unaudited financial statements with our management, the engagement and termination of our independent auditors, reviewing with such auditors the plan and results of their audit of our financial statements, determining the independence of such auditors and discussing with management and the independent auditors the quality and adequacy of our internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. During fiscal year 2008, the audit committee held six meetings and took no action by written consent. For more information regarding the functions of the Audit Committee and its activities during fiscal year 2008, see the “Report of the Audit Committee” below.
Compensation Committee
     Our Compensation Committee consists of Messrs. Rosenfeld, Fernandez and Ruiz. The Compensation Committee is responsible for approving compensation and bonuses for our Chief Executive Officer, reviewing compensation and bonuses for our other executive officers, and for administering our Amended and Restated 1996 Stock Option Plan, our 2000 Stock Option Plan, our 2000 Directors Stock Option Plan and our 2005 Executive Incentive Compensation Plan (the “Plan”).
     The Compensation Committee operates under a written charter, a copy of which is available on our website at www.terremark.com under “Investor Relations”. The charter is available in print to any stockholder who requests it in writing from our Vice President of Investor Relations at Terremark Worldwide, Inc., 2 South Biscayne Blvd., Suite 2900, Miami, Florida 33131. During fiscal year 2008, the Compensation Committee held three meetings and took one action by written consent. For more information regarding the functions of the Compensation Committee and its activities during fiscal year 2008, see the “Compensation Discussion and Analysis” below.
Members of the Nominating and Corporate Governance Committee
Joseph R. Wright Jr.
(Chairperson)
Miguel J. Rosenfeld                    Antonio S. Fernandez
Nominating and Corporate Governance Committee
     On October 19, 2007, the Company’s board of directors formed a Nominating and Corporate Governance Committee consisting of Joseph R. Wright Jr., Miguel J. Rosenfeld and Antonio S. Fernandez. Mr. Wright was appointed as the chair of such committee. As such, any of our stockholders wishing to recommend one or more nominees for election to the board of directors should be addressed to Mr. Wright at the Company’s address of business. Each of our committee members meets the definition of “independent” under the listing standards of the NASDAQ. Prior to October 19, 2007, the Company’s Board of Directors did not have a standing nominating committee. Our independent directors acted as a nominating committee for the annual selection of our nominees for election as directors.
     The Nominating and Corporate Governance Committee operates under a written charter, a copy of which is available on our website at www.terremark.com under “Investor Relations”. The charter is available in print to any stockholder who requests it in writing from our Vice President of Investor Relations at Terremark Worldwide, Inc., 2 South Biscayne Blvd., Suite 2900, Miami, Florida 33131. During fiscal year 2008, the nominating and corporate governance committee held two meetings and took no action by written consent.
     In evaluating candidates for nomination to the Board of Directors, the committee members are to take into account the applicable requirements for directors under the NASDAQ rules. The committee members may take into consideration such other factors and criteria as they deem appropriate in evaluating a candidate, including his or her judgment, skill, integrity, diversity and business or other experience. The committee members may (but are not required to) consider candidates suggested by management or other members of the board of directors.
     Generally, the committee members will consider candidates who have experience as a board member or senior officer of a company or who are generally recognized in a relevant field as a well-regarded practitioner, faculty member or senior government officer. The independent directors will also evaluate whether the candidates’ skills and experience are complementary to the existing board of directors members’ skills and experience as well as the board of directors’ need for operational, management, financial, international, technological or other expertise. Nominations for director may be made by our stockholders, provided such nominations comply with certain timing and information requirements set forth in our bylaws.
     A majority of the members of our board of directors are independent from management. When making determinations regarding independence, the board of directors references the listing standards adopted by NASDAQ. In particular, our Nominating and Corporate Governance Committee periodically evaluates and reports to the board on the independence of each member of the board. The committee analyzes whether a director is independent by evaluating, among other factors, the following:

1.	whether the director has any material relationship with us, either directly, or as a partner, shareholder or officer of an organization with which we have a relationship;

2.	whether the director is our current employee or was one of our employees within three years preceding the date of determination;

3.	whether the director is, or in the three years preceding the date of determination has been, affiliated with or employed by (i) a present internal or external auditor of ours or any affiliate of such auditor or (ii) any former internal or external auditor of ours or any affiliate of such auditor, which performed services for us within three years preceding the date of determination;

4.	whether the director is, or in the three years preceding the date of determination has been, part of an interlocking directorate, in which one of our executive officers serves on the compensation committee of another company that concurrently employs the director as an executive officer;

5.	whether the director receives any compensation from us, other than fees or compensation for service as a member of the board of directors and any committee thereof, including reimbursement for reasonable expenses incurred in connection with such service, and for reasonable educational expenses associated with board of directors or committee membership matters;

6.	whether an immediate family member of the director is one of our current executive officers or was an executive officer within three years preceding the date of determination;

7.	whether an immediate family member of the director is, or in the three years preceding the date of determination has been, affiliated with or employed in a professional capacity by (i) a present internal or external auditor of ours or any of our affiliates, or (ii) any of our former internal or external auditors or any affiliate of ours which performed services for us within three years preceding the date of determination; and

8.	whether an immediate family member of the director is, or in the three years preceding the date of determination has been, part of an interlocking directorate, in which one of our executive officers serves on the compensation committee of another company that concurrently employs the immediate family member of the member of the board of directors as an executive officer.
The above list is not exhaustive and the Nominating and Corporate Governance Committee considers all other factors which could assist it in its determination that a director has no material relationship with us that could compromise that director’s independence.
As a result of this review, the Nominating and Corporate Governance Committee of the board of directors has affirmatively determined that Messrs. Elwes, Fernandez, Wright, Rosenfeld and Ruiz are independent of Terremark and our management under the standards set forth above. Mr. Money is considered an inside director because of his employment with us. Mr. Amore is considered a non-independent outside director because of certain consulting arrangements with us. Mr. Wright is considered an independent outside director notwithstanding certain consulting arrangements between us and him because payments under such consulting arrangements do not exceed $100,000. Additional information regarding these consulting arrangements and transactions between Messrs. Money, Wright and Amore and us can be found under “Certain Relationship and Related Transactions” below. Mr. Rosen is not considered independent because of the relationships set forth under “Compensation Committee Interlocks and Insider Participation.”
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
     All of the compensation and benefits for our Named Executive Officers described below have as a primary purpose our need to attract, retain and motivate the highly talented individuals who will engage in the behaviors necessary to enable us to succeed in our mission while upholding our values in a highly competitive marketplace. Beyond that, different elements are designed to engender different behaviors. The actual incentive amounts awarded to each Name Executive Officer are ultimately subject to the annual review of the Committee.
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
Benchmarking
When making compensation decisions, the Committee compares each element of compensation paid to our Named Executive Officers against a report showing comparable compensation metrics from a group of companies that are publicly-traded and privately-held for such comparison purposes. The Committee believes that although such peer group benchmarks should be a point of reference for measurement, they are not necessarily a determining factor in setting executive compensation as each executive officer’s compensation relative to the benchmark varies based on scope of responsibility and time in the position.
Our peer group was comprised of the following companies:

Equinix, Inc.	Interxion
Global Switch	Rackspace US, Inc.
Level 3 Communications, Inc.	SunGard Data Systems, Inc.
Qwest Communications International, Inc.	Switch & Data Facilities Company, Inc.
New Employment Agreements
During 2007 and 2008, based upon the findings of the above-described report and the fact that nearly all of our Named Executive Officers were employed under the terms of employment agreements negotiated over five years ago when our financial condition and results of operations were significantly different, the Committee undertook to negotiate new employment agreements with each of the

Named Executive Officers to ensure each was being compensated in accordance with market norms and in a manner that reflected Terremark’s current financial condition. The Committee first negotiated and executed a new employment agreement with Manuel D. Medina, our Chairman and Chief Executive Officer on February 7, 2008, effective January 1, 2008, based upon consultation with an employee compensation consulting firm. The terms of this agreement were then used as a base upon which the Committee could negotiate similar employment agreements with each of the other Named Executive Officers, with such adjustments as the Committee felt were appropriate based upon the Named Executive Officer’s title, responsibilities and duties. We discuss the employment agreements with the other Named Executive Officers below notwithstanding the fact that they were executed after the end of Terremark’s fiscal year. In determining the base salary and incentive compensation, the Compensation Committee generally used a level equal to the second quartile as compared to the Peer Companies.
The Elements of Terremark’s Compensation Program
     Base Salary
     Executive officer base salaries are based on job responsibilities and individual contribution. The Committee reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. All of our Named Executive Officers have current employment agreements with us that state their initial base salaries and generally renew on an annual basis. Additional factors reviewed by the Committee in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. During fiscal year 2008, all executive officer base salary decisions were approved by the Committee.
     The Committee determines base salaries for the Named Executive Officers at the beginning of each fiscal year, when deemed necessary. The Committee proposes new base salary amounts based on:
•	evaluation of individual performance and expected future contributions;

•	a review of survey data to ensure competitive compensation against the external market generally defined as the Peer Companies, where generally base salaries were in the second quartile as compared to the Peer Companies; and

•	a comparison of the base salaries of the executive officers who report directly to the Chief Executive Officer to ensure internal equity.
     Base salary is the only element of compensation that is used in determining the amount of contributions permitted under our 401(k) Plan.
     Incentive Compensation Awards
     Amounts shown as Non-Equity Incentive Plan Compensation in the Summary Compensation Table are driven by the following performance goals:
•	Revenues and

•	Earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA, as adjusted”)
We believe that evaluating our ongoing operating results may be difficult if limited to reviewing only generally accepted accounting principles (“GAAP”) financial measures. Accordingly, we use non-GAAP financial measures, such as EBITDA, as adjusted. By using these non-GAAP financial measures, we exclude certain items that we believe are not good indicators of our current or future operating performance. These items are depreciation, amortization, integration expenses, litigation settlement and share-based payments, including share-settled liabilities.

     On October 19, 2007, the Committee approved certain performance goals and target bonus amounts for our Named Executive Officers, excluding Jamie Dos Santos whose incentive compensation of $165,163 for the fiscal year was based on certain commission arrangements she has with the Company. The incentive compensation awards are payable in cash or stock at the sole discretion of the Committee. Under the terms of this incentive compensation program, we have assigned the same annual performance target to each Named Executive Officer. We have determined each executive officer’s actual annual bonus based upon our performance as compared to the benchmark goals (the “Performance Targets”) that were approved by the Committee with appropriate proration of such bonus occurring to the extent the Company’s performance falls between the Performance Target levels indicated in the below chart. The revenue and EBITDA, as adjusted performance measures each represent one-half of the total incentive compensation award. For fiscal year 2008 these Performance Targets were as follows:

	Actual Results vs Applicable Performance Target*
	0% (No			100% plus percentage above 100% with a
Performance Measure	Bonus)	50% to 75%	75% to 100%	maximum of 25%

Revenues	Less than $175.0	$175.0	$185.0	Greater than $190.0
EBITDA, as adjusted	Less than $36.0	$36.0	$38.0	Greater than $43.0

*	Amounts in millions.
     Such bonuses may be paid in cash or nonvested stock or share equivalents of our common stock, par value $.001, at the discretion of the Committee. The following table presents information regarding the target bonus and the actual bonus payout amounts for fiscal year 2008 for our Named Executive Officers:

				Target Goals Based
				on Actual Results (%)		Target Adjusted
	Annual Base	Target	Target		EBITDA	for Actual
Named Executive Officer	Salary($)	(%)	($)	Revenues	As Adjusted	Results ($)
Manuel D. Medina	425,000	100%	425,000	40.4%	43.5%	356,664
Jose A. Segrera	240,000	40%	96,000	16.2%	17.4%	80,564
Jamie Dos Santos	250,000	—	—	—	—	—
Marvin Wheeler	240,000	40%	96,000	16.2%	17.4%	80,564
Adam T. Smith	225,000	40%	90,000	16.2%	17.4%	75,528
     As shown on the schedule above, the Committee determined that we achieved the range of 75% to 100% for both of our performance measures. On May 16, 2008, the Committee determined that the earned incentive compensation awards will be paid in shares of our common stock. The Committee believes that the incentive awards to be paid to executive officers for fiscal year 2008, in aggregate, are consistent with the level of accomplishment and appropriately reflected our performance.
     Equity Incentive Awards
     We believe that the grant of significant annual equity awards further links the interests of senior management and our stockholders. Therefore, we believe that the grant of stock options and the awarding of nonvested stock are important components of annual compensation. Our executive officers, including each of the Named Executive Officers, are eligible to receive awards under the Plan. The Committee considers several factors in determining whether awards are granted to an executive officer under the Plan. In addition to the factors referenced above regarding an executive officer’s overall compensation, factors include the executive’s position, his or her performance and responsibilities, the amount of options or other awards, if any, currently held by the officer, and their vesting schedule.
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
     For the Named Executive Officers, nonvested stock gives them the opportunity to receive a specified number of shares of common stock, at no cost to the executive officer, until the award vests as long as he or she remains employed with the Company.

Restricted stock can therefore deliver greater share for share compensation value at grant than stock options. The issuance of fewer shares provides for less dilution for our stockholders. Unlike a stock option, whether or not a restricted stock grant has compensation value does not depend solely on future stock price increases. The Compensation Committee believes that restricted stock awards provides a more balanced portfolio of equity and at the same motivates and retains key talent as our stock fluctuates in value.
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
     Our qualified 401(k) Plan allows highly compensated employees to contribute up to 15 percent of their base salary, up to the limits imposed by the Internal Revenue Code — $230,000 for 2008 — on a pre- or after-tax basis. Our 401(k) plan provides for discretionary matching of employee contributions. During the year ended March 31, 2008, we provided a 50 percent match on the first 6 percent of employee contributions, which vests over two years. Participants choose to invest their account balances from an array of investment options as selected by plan fiduciaries from time to time, plus an employer stock fund. The 401(k) Plan is designed to provide for distributions in a lump sum after termination of service. However, loans — and in-service distributions under certain circumstances such as a hardship, attainment of age 59 1/2 or a disability — are permitted.
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
     Separation and Change in Control Arrangements
     The Named Executive Officers, in accordance with the terms of their respective employment agreements, are eligible for the benefits and payments if their employment terminates in a separation or if there is a change in control, as described under Potential Payments on Termination or Change in Control beginning on page 19. We define separation as a termination of employment either by the employee or by us without cause or, in the case Manuel Medina, our Chief Executive Officer, within the context of a change in control, termination of employment by us without cause or by Mr. Medina for any reason. The different treatment in Mr. Medina’s case is a result of his unique status as the founder and sole Chief Executive, President and Chairman in Terremark’s history and the likelihood that Mr. Medina would not receive a comparable role in any company resulting from a Change in Control transaction.
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

     We consider it likely that it will take more time for higher-level employees to find new employment, and therefore executive officers generally are paid severance for a longer period. Additional payments may be permitted in some circumstances as a result of negotiations with executive officers, especially where we desire particular nondisparagement, cooperation with litigation, noncompetition and nonsolicitation terms which have the potential to significantly hinder the executive’s ability to procure alternative employment. See Individual Agreements under the Potential Payments on Termination or Change in Control beginning on page 19 for additional information.
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
     Our stock options and nonvested stock generally vest upon a change in control (as fully described under Change in Control beginning on page 20). The remainder of benefits generally requires a change in control, followed by a termination of an executive’s employment. In adopting the so-called “single” trigger treatment for equity vehicles, we were guided by three principles:
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
Compensation Committee Interlocks and Insider Participation
     During the year ended March 31, 2008, until April 2007, our Compensation Committee consisted of Messrs. Fernandez, Rosen, Rosenfeld and Ruiz.
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

     Except as otherwise disclosed above, no member of the Compensation Committee during fiscal year 2008 was an officer, employee or former officer of us or any of our subsidiaries or had any relationship that would be considered a Compensation Committee interlock and would require disclosure in this Amendment No. 1 on Form 10-K/A.
Compensation Committee Report
     The Committee, comprised of independent directors, reviewed and discussed the above Compensation Discussion and Analysis (CD&A) with Terremark management. Based on the review and discussions, the Compensation Committee recommended to our Board of Directors that the CD&A be included in this Form 10-K/A.

Members of Compensation Committee
Miguel J. Rosenfeld
(Chairperson)
Antonio S. Fernandez            Rodolfo A. Ruiz
     The following table summarizes the compensation of the Named Executive Officers for the fiscal year ending March 31, 2008. The Named Executive Officers are Terremark’s Chief Executive Officer, Chief Financial Officer, and three other most highly compensated executive officers ranked by their total compensation in the table below.
Summary Compensation Table
for Fiscal Year End March 31, 2008

							Change in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)(1)	($)	($)(2)	($)(3)	($)(4)	($)	($)(5)	($)
Manuel D. Medina	2008	416,354	—	90,915	242,539	356,664	—	14,957	1,121,429
Chairman and Chief Executive Officer
Jose A. Segrera	2008	235,385	—	45,423	121,270	80,564	—	19,216	501,858
Executive Vice President and Chief Financial Officer
Jamie Dos Santos	2008	415,163	—	—	—	—	—	28,916	444,079
President, Terremark Federal Group
Marvin Wheeler	2008	235,385	—	69,625	121,270	80,564	—	26,507	533,351
Chief Operations Officer
Adam T. Smith	2008	220,385	—	18,567	80,846	75,529	—	26,508	421,835
Chief Legal Officer

(1)	Amount for Ms. Dos Santos includes sales commissions of $165,163.

(2)	Represents the compensation costs of nonvested stock for financial reporting purposes for the year under FAS 123(R), rather than an amount paid to or realized by the Named Executive Officer. See Note 17. “Share-Based Compensation” to the Company’s consolidated financial statements set forth in the Company’s Form 10-K for the year ended March 31, 2008 (the “10-K”) for the assumptions made in determining FAS 123(R) values. The FAS 123(R) value as of the grant date for nonvested stock is recognized ratably over the applicable vesting period. There can be no assurance that the FAS 123(R) amounts will ever be realized.

(3)	Represents the compensation costs of stock options for financial reporting purposes for the year under FAS 123(R), rather than an amount paid to or realized by the Named Executive Officer. See Note 17. “Share-Based Compensation” to the Company’s consolidated financial statements set forth in the Company’s Form 10-K for the year ended March 31, 2008 (the “10-K”) for the assumptions made in determining FAS 123(R) values. The FAS 123(R) value as of the grant date for options is recognized ratably over the applicable vesting period. There can be no assurance that the FAS 123(R) amounts will ever be realized.

(4)	These amounts relate to the compensation cost of the incentive compensation awards earned but not paid during the year ended March 31, 2008. The awards are payable in cash or nonvested stock at the discretion of the Committee. On May 16, 2008, the Committee determined that the earned incentive compensation awards will be paid in shares of our common stock.

(5)	See All Other Compensation chart below for amounts, which include insurance and Company match on employee contributions to our 401(k) plan.

All Other Compensation for Fiscal Year End March 31, 2008

		401(K) Plan
		Company
Named Executive Officer	Insurance(1)($)	Match ($)	TOTAL($)
Manuel D. Medina	7,207	7,750	14,957
Jose A. Segrera	19,216	—	19,216
Jamie Dos Santos	21,166	7,750	28,916
Marvin Wheeler	22,045	4,462	26,507
Adam T. Smith	18,758	7,750	26,508

(1)	Insurance amounts include payments for medical, dental, vision, life and long-term disability.
     The following table provides information on the nonvested stock granted in fiscal year 2008 to each of our Named Executive Officers. There can be no assurance that the grant date fair value of nonvested stock and option awards will ever be realized. The amount of these awards that was earned and expensed in fiscal year 2008 is shown in the Summary Compensation Table on page 15.
Grants of Plan-Based Awards
for Fiscal Year End
March 31, 2008

						All Other	All Other
					Estimated	Stock	Option
					Future	Awards:	Awards:	Exercise		Grant Date
		Estimated Future Payouts Under Non-			Payouts	Number of	Number of	or Base		Fair Value
		Equity Incentive Plan Awards			Under Equity	Shares of	Securities	Price of	Closing	of Stock and
		(1)			Incentive	Stock or	Underlying	Option	Price on	Option
	Grant	Threshold	Target	Maximum	Plan Target	Units (#)	Options (#)	Awards ($)	Grant Date	Awards ($)
Name(a)	Date(b)	($)(c)	($)(d)	($)(e)	(#)(f)	(g)	(h)	(i)	($)(j)	(k)
Manuel D. Medina	—	340,000	425,000	510,000	—	—	—	—	—	—
Jose A. Segrera	—	72,000	96,000	120,000	—	—	—	—	—	—
Jamie Dos Santos	—	—	—	—	—	—	—	—	—	—
Marvin Wheeler	—	72,000	96,000	120,000	—	—	—	—	—	—
Adam T. Smith	—	67,500	90,000	112,500	—	—	—	—	—	—

(1)	These amounts relate to the incentive compensation awards for fiscal year 2008. The awards are earned by the Company reaching certain performance targets which are based on revenues and EBITDA, as adjusted. The awards are payable in cash or nonvested stock at the discretion of the Committee. On May 16, 2008, the Committee determined that the earned incentive compensation awards will be paid in stock.

     The following table shows the number of shares covered by exercisable and unexercisable options and nonvested stock held by our Named Executive Officers on March 31, 2008.
Outstanding Equity Awards
at Fiscal Year End
March 31, 2008

	Option Awards					Stock Awards
									Equity
								Equity	Incentive Plan
			Equity					Incentive Plan	Awards:
			Incentive Plan					Awards:	Market or
	Number of	Number of	Awards:					Number of	Payout of
	Securities	Securities	Number of			Number of	Market Value	Unearned	Unearned
	Underlying	Underlying	Securities			Shares or	of Shares or	Shares, Units	Shares, Units
	Unexercised	Options	Underlying			Units That	Units of Stock	or Other	or Other
	Options (#)	(#)	Unexercised	Option	Option	Have Not	That Have Not	Rights That	Rights That
	Exercisable	Unexercisable	Unearned	Exercise Price	Expiration	Vested (#)(g)	Vested ($)(h)	Have Not	Have Not
Name(a)	(b)(1)	(c)(2)	Options(#)(d)	($)(e)(3)	Date(f)	(4)	(5)	Vested (#)(i)	Vested ($)(j)
Manuel D. Medina	10,000	—	—	31.88	9/21/2010	—	—	—	—
	10,000	—	—	6.70	10/18/2011	—	—	—	—
	11,500	—	—	6.00	10/18/2014	—	—	—	—
	10,000	—	—	6.30	1/21/2015	—	—	—	—
	50,000	100,000	—	5.57	11/27/2016	—	—	—	—
	—	—	—	—	—	50,000	274,000	—	—
	—	—	—	—	—	—	—	—	—
Jose A. Segrera	10,000	—	—	33.13	8/31/2010	—	—	—	—
	5,000	—	—	15.00	1/15/2011	—	—	—	—
	20,000	—	—	6.70	10/18/2011	—	—	—	—
	10,000	—	—	5.10	4/1/2012	—	—	—	—
	10,000	—	—	3.30	3/31/2013	—	—	—	—
	10,000	—	—	6.50	7/9/2014	—	—	—	—
	10,000	—	—	6.74	7/14/2015	—	—	—	—
	25,000	50,000	—	5.57	11/27/2016	—	—	—	—
	—	—	—	—	—	25,000	137,000	—	—
	—	—	—	—	—	—	—	—	—
Jamie Dos Santos	15,000	—	—	15.00	3/7/2011	—	—	—	—
	20,000	—	—	6.70	10/18/2011	—	—	—	—
	27,500	—	—	5.10	4/1/2012	—	—	—	—
	20,000	—	—	3.30	4/1/2013	—	—	—	—
	10,000	—	—	6.50	7/9/2014	—	—	—	—
	10,000	—	—	6.74	7/14/2015	—	—	—	—
Marvin Wheeler	5,000	—	—	14.00	3/13/2011	—	—	—	—
	500	—	—	7.80	8/17/2011	—	—	—	—
	10,000	—	—	6.70	10/18/2011	—	—	—	—
	10,000	—	—	5.10	4/1/2012	—	—	—	—
	20,000	—	—	3.30	3/31/2013	—	—	—	—
	10,000	—	—	6.50	7/9/2014	—	—	—	—
	10,000	—	—	6.74	7/14/2015	—	—	—	—
	25,000	50,000	—	5.57	11/27/2016	—	—	—	—
	—	—	—	—	—	25,000	137,000
	—	—	—	—		—	—	—	—
Adam T. Smith	5,000	—	—	7.80	2/2/2014	—	—	—	—
	3,000	—	—	6.74	7/14/2015	—	—	—	—
	16,665	33,335	—	5.57	11/27/2016	—	—	—	—
	—	—	—	—	—	6,667	36,535	—	—
	—	—	—	—	—	—	—	—	—

(1)	Options granted generally vest over three years and become exercisable on the first, second and third anniversary of their grant and expire on the date shown in column (f), which is the day of the tenth anniversary of their grant.

(2)	Options granted on November 27, 2006 expire on the date shown in column (f), which is the tenth anniversary of their grant with the remaining options vest in equal installments on November 27, 2008 and November 27, 2009.

(3)	Option exercise prices are based on the closing price of our common stock on the applicable grant date.

(4)	These nonvested stock grants vest in equal installments on November 27, 2008 and November 27, 2009.

(5)	The market value of these nonvested stock grants is calculated using the closing price of our common stock on March 31, 2008, which was $5.48.

Option Exercises and Stock Vested in Fiscal Year End March 31, 2008
     The table below presents information regarding the number and realized value of stock options exercised and stock awards that vested during fiscal year March 31, 2008 for each of our Named Executive Officers.

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares
	Acquired on	Value Realized	Acquired on	Value Realized
Name (a)	Exercise (b)	on Exercise ($) (c)	Vesting (b)	on Vesting ($) (c) (1)
Manuel D. Medina	—	—	25,000	141,250
Jose A. Segrera	—	—	12,500	70,625
Jamie Dos Santos	—	—	—	—
Marvin Wheeler	—	—	12,500	70,625
Adam T. Smith	—	—	3,333	18,831

(1)	The value realized on the vesting of stock awards is based on the closing price of our common stock on the vesting date multiplied by the number of shares acquired.
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
     Manuel D. Medina: Mr. Medina, our Chairman, Chief Executive Officer and President, entered into a three-year employment agreement, effective as of January 1, 2008, that automatically renews for successive one-year terms until either party gives written notice of its intention not to renew. Under the agreement, Mr. Medina will receive an initial annual base salary of $425,000, subject to increase. Additionally, upon satisfying certain metrics set forth by the Compensation Committee, Mr. Medina will be entitled to receive an annual bonus ranging from 80% to 120% of his base salary. Pursuant to the terms of his agreement, Mr. Medina is prohibited from competing with the Company during the one year period immediately following the termination of his employment, unless we terminate Mr. Medina’s employment without cause or he terminates his employment for “good reason” as specified in the employment agreement. If the Company terminates Mr. Medina’s employment without cause, or if Mr. Medina terminates his employment for good reason, then he is entitled to receive an amount equal to three times the sum of (A) his annual base salary as in effect immediately prior to the termination date and (B) his target bonus for the bonus period in which termination occurs. Additionally, Mr. Medina would be entitled to payment of all benefits accrued through the date of termination, his termination year bonus, vesting of all unvested equity awards and the continuation of certain other benefits for a one-year period commencing immediately following termination.
     Jose A. Segrera: Mr. Segrera entered into a one year employment agreement, commencing September 25, 2001, employing him as our Chief Financial Officer. The agreement automatically renews for successive one year terms until either party gives written notice of its intention not to renew. In June 2001, Mr. Segrera’s title was changed to Executive Vice President and Chief Financial Officer. The agreement provides for an initial annual base salary of $150,000, which has been increased to $240,000, and is subject to further increases. Pursuant to the terms of his agreement, Mr. Segrera is prohibited from competing with us for a one year period following termination of his employment, unless this termination is by us without cause or by him for “good reason” as specified in the employment agreement. If Mr. Segrera’s employment were to be terminated by us without cause, without a change in control or by him for “good reason”, he is entitled to receive his annual base salary through the date his employment would have ended under the terms of his agreement, but in no event for more than six months.

     Mr. Segrera’s employment agreement was superseded by a new three-year employment agreement recognizing his current title as our Executive Vice President and Chief Financial Officer. This new employment agreement was effective June 13, 2008 and automatically renews for successive one-year terms until either party gives written notice of its intention not to renew. Under the new employment agreement, Mr. Segrera will receive an initial annual base salary of $275,000, subject to increase. Additionally, upon satisfying certain metrics set forth by the Committee, Mr. Segrera will be entitled to receive an annual bonus ranging from 30% to 50% of his base salary. Pursuant to the terms of the agreement, Mr. Segrera is prohibited from competing with us during the one year period immediately following the termination of his employment, unless we terminate such employment without cause or Mr. Segrera terminates his employment for “good reason”. If we terminate Mr. Segrera’s employment without cause or he terminates his employment for good reason, then he is entitled to receive an amount equal to two times the sum of his annual base salary as in effect immediately prior to the termination date and his target bonus for the bonus period in which termination occurs. Additionally, he would be entitled to payment of all benefits accrued through the date of termination, the termination year bonus and the continuation of certain other benefits for a one-year period commencing immediately following termination.
     Jamie Dos Santos: Ms. Dos Santos entered into a one year employment agreement, commencing November 1, 2002, employing her as our Senior Vice President of Global Initiatives. The agreement automatically renews for successive one year terms until either party gives written notice of its intention to terminate. The agreement provides for an annual base salary of $250,000 and is subject to increases. Pursuant to the terms of her agreement, Ms. Dos Santos is prohibited from competing with us for a one year period following termination of her employment, unless this termination is by us without cause or by her for “good reason” as specified in the employment agreement. In April 2003, Ms. Dos Santos became our Chief Marketing Officer. Since July 2005, Ms. Dos Santos has served as our Chief Executive Officer of Terremark Federal Group. If Ms. Dos Santos’ employment were to be terminated by us without cause, without a change in control or by her for “good reason”, she is entitled to receive her annual base salary for a period of six months from the date of termination.
     Ms. Dos Santos’ employment agreement was superseded by a new three-year employment agreement recognizing her current title as Chief Executive Officer of our Terremark Federal Group subsidiary. This new employment agreement commenced on July 18, 2008 and automatically renews for successive one-year terms unless either party delivers written notice of its intention not to renew. Under the new employment agreement, Ms. Dos Santos will receive an initial annual base salary of $250,000, subject to increase, and certain payments made pursuant to sales commission arrangements she has in effect with the Company. Pursuant to the agreement, Ms. Dos Santos is prohibited from competing with us during the one-year period immediately following the termination of her employment, unless we terminate such employment without cause or Ms. Dos Santos terminates her employment for “good reason”. If we terminate Ms. Dos Santos’ employment without cause, or if Ms. Dos Santos terminates her employment for good reason, then she is entitled to receive an amount equal to two times 140% of her annual base salary as in effect immediately prior to the termination date. Additionally, she would be entitled to payment of all benefits accrued through the date of termination and the continuation of certain other benefits for a one-year period commencing immediately following termination.
     Marvin Wheeler: Mr. Wheeler entered into an employment agreement, commencing November 1, 2002, employing him as our Senior Vice President of Operations. The agreement is effective until either party gives written notice of its intention to terminate. The agreement provides for an annual initial base salary of $175,000, which has been increased to $240,000, and is subject to further increases. Pursuant to the terms of his agreement, Mr. Wheeler is prohibited from competing with us for a one year period following termination of his employment, unless this termination is by us without cause or by him for “good reason” as specified in the employment agreement. In November 2003, Mr. Wheeler became our Chief Operations Officer. If Mr. Wheeler’s employment were to be terminated by us without cause, without a change in control or by him for “good reason”, he is entitled to receive his annual base salary for a period of six months from the date of termination.
     Mr. Wheeler’s employment agreement was superseded by a new three-year employment agreement recognizing his current title as Chief Operations Officer. This new employment agreement was effective June 13, 2008 and automatically renews for successive one-year terms until either party gives written notice of its intention not to renew. Under the agreement, Mr. Wheeler will receive an initial annual base salary of $275,000, subject to increase. Additionally, upon satisfying certain metrics set forth by the Committee, Mr. Wheeler will be entitled to receive an annual bonus ranging from 30% to 50% of his base salary. Pursuant to the terms of the agreement, Mr. Wheeler is prohibited from competing with us during the one year period immediately following the termination of his employment, unless we terminate such employment without cause or Mr. Wheeler terminates his employment for “good reason”. If we terminate Mr. Wheeler’s employment without cause or he terminates his employment for good reason, then he is entitled to receive an amount equal to two times the sum of his annual base salary as in effect immediately prior to the termination date and his target bonus for the bonus period in which termination occurs. Additionally, he would be entitled to payment of all benefits accrued through the date of termination, the termination year bonus and the continuation of certain other benefits for a one-year period commencing immediately following termination.

     Adam T. Smith: Mr. Smith entered into an employment agreement, commencing October 20, 2006, employing him as our Chief Legal Officer. Mr. Smith previously served as our Deputy General Counsel. The agreement is effective until either party gives written notice of its intention to terminate. The agreement provides for an annual base salary of $185,000, which has been increased to $225,000 and is subject to further increases. Pursuant to the terms of his agreement, Mr. Smith is prohibited from competing with us for a one year period following termination of his employment, unless this termination is by us without cause or by him for “good reason” as specified in the employment agreement. If Mr. Smith’s employment were to be terminated by us without cause, without a change in control or by him for “good reason”, he is entitled to receive his annual base salary for a period of six months from the date of termination.
     Mr. Smith’s employment agreement was superseded by a new three-year employment agreement continuing his title as our Chief Legal Officer. This new employment agreement was effective June 13, 2008 and automatically renews for successive one-year terms until either party gives written notice of its intention not to renew. Under the agreement, Mr. Smith will receive an initial annual base salary of $250,000, subject to increase. Additionally, upon satisfying certain metrics set forth by the Committee, Mr. Smith will be entitled to receive an annual bonus ranging from 30% to 50% of his base salary. Pursuant to the terms of the agreement, Mr. Smith is prohibited from competing with us during the one year period immediately following the termination of his employment, unless we terminate such employment without cause or Mr. Smith terminates his employment for “good reason”. If we terminate Mr. Smith’s employment without cause or Mr. Smith terminates his employment for good reason, then he is entitled to receive an amount equal to two times the sum of his annual base salary as in effect immediately prior to the termination date and his target bonus for the bonus period in which termination occurs. Additionally, he would be entitled to payment of all benefits accrued through the date of termination, the termination year bonus and the continuation of certain other benefits for a one-year period commencing immediately following termination.
     Under the new employment agreements, a termination for “good reason” for the Named Executive Officers generally includes any of the following actions by us without the executive’s written consent:
•	The assignment to the Named Executive Officer of any duties inconsistent in any material respect with the Named Executive Officer’s position, or, in the case of Mr. Medina, the withdrawal of any authority granted to him under his employment agreement.

•	Any failure by the Company to compensate the Named Executive Officer as required under the employment agreement.

•	The Company’s requiring the Named Executive Officer to be based at any office or location outside of Miami, Florida, except for travel reasonably required in the performance of the Named Executive Officer’s responsibilities.

•	The Named Executive Officer is requested by the Company to engage in conduct that is reasonably likely to result in a violation of law.
     Under the new employment agreements, a termination by us for cause generally includes:
•	A conviction of the Executive, or a plea of nolo contendere, to a felony involving dishonesty or a breach of trust.

•	Willful misconduct or gross negligence by the Named Executive Officer resulting, in either case, in material economic harm to the Company.

•	A willful continued failure by the Named Executive Officer to carry out the reasonable and lawful directions of the Board or, in the case of any Named Executive Officer other than Mr. Medina, the Chief Executive Officer of the Company.

•	Fraud, embezzlement, theft or dishonesty of a material nature by the Named Executive Officer against the Company, or a willful material violation by the Named Executive Officer of a policy or procedure of the Company, resulting, in any case, in material economic harm to the Company.

•	A willful material breach by the Named Executive Officer of the employment agreement.
Although an act or failure to act shall not be “willful” if (i) done by the Named Executive Officer in good faith or (ii) the Named Executive Officer reasonably believed that such action or inaction was in the best interests of the Company, and “Cause” shall not include any act or failure to act otherwise described above (except for the conviction or plea of nolo contendere to a felony) unless the Company shall have provided notice of the act to the Named Executive Officer who fails to cure such act within 10 business days of receiving such notice.
Change in Control
     With respect to the Named Executive Officers, the following severance benefits would be provided upon qualifying terminations of employment in connection with or within six months preceding or two years following a change in control:
•	Cash severance pay equal to two times the sum of his/her annual base salary and incentive compensation as in effect immediately prior to the termination date and his target bonus for the bonus period in which termination occurs, except for Mr. Medina the multiple for whom equals three times such payments and Ms. Dos Santos who receives two times 140% of her base salary.

•	The value of any annual fringe benefits.

•	Accrued base salary and incentive compensation through the date of termination.

•	The bonus payable in the termination year.
     A “change in control” generally consists of any of the following:
•	Approval by our stockholders of reorganization, merger, consolidation or other form of corporate transaction or series of transactions.

•	During any two consecutive years, Terremark’s incumbent directors cease to constitute the majority unless replacement directors were nominated by such incumbent directors.

•	The acquisition of Terremark by any person or group of more than 30% of either the then outstanding shares of our common stock or the combined voting power of our then outstanding voting securities entitled to vote generally in the election of directors.

•	Approval by our stockholders of a complete liquidation or dissolution of Terremark.
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
     The table below was prepared as though a change in control occurred and the Named Executive Officers’ employment was terminated on March 31, 2008 using the closing price of our common stock as of that day (both as required by the Securities and Exchange Commission). With those assumptions taken as given, we believe the remaining assumptions listed below, which are necessary to produce these estimates, are reasonable individually and in the aggregate. However, a change in control did not occur on March 31, 2008 and the executives were not terminated on that date. There can be no assurance that a change in control would produce the same or similar results as those described if it occurs on any other date or at any other price, or if any assumption is not correct in fact. The foregoing analysis applies the change of control severance obligations set forth in the new employment agreements.

Change in Control Payment and Benefit
Estimates as of March 31, 2008

		Accelerated Vesting of
		Equity Value
	Severance	Stock	Nonvested
Named Executive Officer	Pay($)(1)(2)	Options($)(3)	Stock($)	Total($)
Manuel D. Medina	2,975,000	—	274,000	3,249,000
Jose A. Segrera	880,000	—	137,000	1,017,000
Jamie Dos Santos	700,000	—	—	700,000
Marvin Wheeler	880,000	—	137,000	1,017,000
Adam T. Smith	800,000	—	36,535	836,535
     General Assumptions
•	Change in control date was March 31, 2008

•	All executives were terminated on change in control date
     Equity-based Assumptions
•	Stock options and nonvested stock vested on March 31, 2008

•	Stock options that become vested due to the change in control are valued at the difference between the actual exercise price and the fair market value of the underlying stock. The following inputs were used:
•	actual exercise price of each option

•	closing price of stock on March 31, 2008 which was $5.48 per share
(1)	The annual base salaries and incentive compensation used in the computation were based on the Named Executive Officer’s employment agreement in effect at the date of the filing.

(2)	In calculating the incentive compensation in the year the change in control occurs for the severance pay amount, we assumed that we would pay the incentive compensation for a full year. The actual incentive compensation payout amount would be a pro-rated amount through the end of the termination date in the given fiscal year.

(3)	For all Named Executives Officers, except for Ms. Dos Santos who has stock options that are all exercisable, their stock options have an exercise price of $5.57, which is greater than the fair market value of the common stock on the assumed change in control date. Therefore, the stock options are not “in the money” and we would not have to make any additional payments.
Director Compensation
     We maintain a policy of compensating our directors using stock option and nonvested stock grants and, in the case of service on some committees of our Board, payments of cash consideration. Upon their election as a member of our Board, each director received options to purchase 10,000 shares of our common stock. Our employee directors receive the same compensation as our non-employee directors. As described more fully below, this chart summarizes the annual cash compensation for our Board during fiscal year 2008.

Director Compensation for Fiscal Year End
March 31, 2008

	Fees
	Earned			Non-Equity
	or Paid	Stock	Option	Incentive Plan	All Other
	in Cash	Awards($)	Awards($)	Compensation	Compensation
Name(a)	($)(b)	(c)(1)	(d)	($)(e)	($)(f)		Total($)
Joseph R. Wright Jr.	—	34,962	—	—	100,000	(2)	134,962
Guillermo Amore	—	34,962	—	—	240,000	(3)	274,962
Timothy Elwes	—	34,962	—	—	—		34,962
Antonio S. Fernandez	27,000	34,962	—	—	—		61,962
Arthur L. Money	—	34,962	—	—	60,000	(4)	94,962
Marvin S. Rosen	—	34,962	—	—	—		34,962
Miguel J. Rosenfeld	26,000	34,962	—	—	—		60,962
Rodolfo A. Ruiz	24,000	34,962	—	—	—		58,962

(1)	Represents the compensation costs of nonvested stock for financial reporting purposes for fiscal year 2008 under FAS 123(R), rather than an amount paid to or realized by the Director. See Note 17. “Share-Based Compensation” to the Company’s consolidated financial statements set forth in the Company’s Form 10-K for the year ended March 31, 2008 (the “10-K”) for the assumptions made in determining FAS 123(R)values. The FAS 123(R) value as of the grant date for nonvested stock is recognized ratably over the applicable vesting period. There can be no assurance that the FAS 123(R) amounts will ever be realized.

On October 19, 2007, the Committee approved the grant of 5,000 shares of nonvested stock to each director which vest on October 19, 2008.

As of March 31, 2008, the aggregate number of stock option awards outstanding was: Mr. Amore — 41,500 shares; Mr. Elwes — 41,500 shares; Mr. Fernandez — 31,500 shares; Mr. Money — 31,500; Mr. Rosen — 46,000 shares; Mr. Rosenfeld — 41,500 shares; Mr. Ruiz — 31,500 shares; and Mr. Wright — 61,500 shares.

(2)	On September 21, 2001, we entered into a consulting agreement with Mr. Wright. The agreement is for a term of one year after which it renews automatically for successive one year periods. Either party may terminate the agreement by providing 90 days notice. The agreement provides for annual compensation of $100,000, payable monthly.
(3)	In November 2006, we entered into a consulting agreement with Mr. Amore. The agreement, effective October 2006, provides for annual compensation of $240,000, payable monthly. In conjunction with this agreement, our Board of Directors approved the issuance of 50,000 shares of nonvested stock with a vesting period of one year.

(4)	On June 13, 2006, we entered into an employment letter agreement with Mr. Money where he agreed to serve as our Director of Government, Military and Homeland Security Affairs. The employment letter expired by its terms on January 31, 2007 but continues in effect unless terminated by us or him on 48 hours written notice for terminations with cause or on 90 days written notice for terminations without cause. The agreement provides for annual compensation of $60,000, payable monthly, and a grant of 15,000 shares of nonvested stock. The compensation cost of this award was recognized in the year ended March 31, 2006. Mr. Money is not considered an officer of Terremark, and the employment letter expressly provides that he is not granted the ability to bind us to any agreement with a third party or to incur any obligation or liability on our behalf.

Directors are compensated for their service as a director as shown below:

Schedule of Director Fees
March 31, 2008

Compensation Item	Amount ($)
Annual Retainers
Audit Committee Chair	12,000
Compensation Committee Chair	8,000
Nominating and Corporate Governance Committee Chair	8,000
Audit Committee Members	9,000
Compensation Committee Members	6,000
Nominating and Corporate Governance Committee Members	6,000
Per meeting fees	1,000
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
     The following table sets forth, as of March 31, 2008, the beneficial ownership of each of our directors and executive officers and each person known to us to beneficially own more than 5% of the outstanding shares of our common stock or Series I convertible preferred stock, and our executive officers and directors as a group. Percentages are based upon 59,172,022 shares of our common stock and 312 shares of our Series I convertible preferred stock outstanding as of March 31, 2008. The 312 shares of our Series I convertible preferred stock are convertible into 1,058,507 shares of our common stock.
     Beneficial ownership is determined in accordance with the rules of the SEC Ownership information for those persons who beneficially own 5% or more of our shares of common stock is based upon filings by such persons with the SEC in accordance with the rules promulgated under Sections 13 and 16 of the Exchange Act and other information obtained from such persons. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power with respect to all shares of common stock and Series I Preferred Stock shown as beneficially owned by them and has the same address as Terremark. Our address is 2 S. Biscayne Blvd., Suite 2900, Miami, Florida 33131.

	Amount and Nature of
Name of Beneficial Owner	Beneficial Ownership		Percent of Class (%)
Common Stock:
Cyrte Investments GP I BV	9,371,178	(1)	15.8%
Sun Equity Assets	5,402,234	(2)	9.1%
Manuel D. Medina	3,992,579	(3)	6.7%
Ashford Capital Management, Inc.	3,665,754	(4)	6.2%
Joseph R. Wright, Jr.	362,826	(5)	*
Guillermo Amore	330,881	(6)	*
Miguel J. Rosenfeld	309,876	(7)	*
Timothy Elwes	284,000	(8)	*
Jose A. Segrera	192,830	(9)	*
Marvin Wheeler	196,830	(10)	*
Jamie Dos Santos	102,500	(11)	*
Antonio S. Fernandez	95,158	(12)	*
Adam T. Smith	85,009	(13)	*
Arthur L. Money	51,500	(14)	*
Marvin S. Rosen	50,000	(15)	*
Rodolfo A. Ruiz	46,500	(15)	*
Series I Preferred Stock:
CRG, LLC	100	(16)	32.0%
Guazapa Properties, Inc.	48	(17)	15.4%
GRAT	45	(18)	14.4%
Louisa Stude Sarofim	35	(19)	11.2%
Promosiones Bursatiles, S.A.	28	(20)	9.0%
Palmetto, S.A.	20	(21)	6.4%

*	Represents less than 1%.

(1)	Based on Amendment No. 8 to Schedule 13D filed by the holder with the Securities and Exchange Commission on October 9, 2007. Each of Stichting Administratiekantoor Talpa Beheer, Talpa Beheer BV, Talpa Capital Holding BV, Cyrte Investments BV, Cyrte Fund I CV and Johannes Hendrikus Hubert de Mol may be deemed to be beneficial owners, as well as share the power to vote and dispose, of the shares directly owned by Cyrte Investments GP by virtue of the fact that: Stichting owns all of the outstanding capital stock of Talpa; Mr. de Mol is the sole director (bestuurder) of Talpa, an entity which has a 55% ownership interest in Talpa Capital Holding and is a limited partner of Cyrte Fund; Talpa Capital Holding has a 75% ownership interest in Cyrte Investments; Cyrte Investments is the manager of the investment portfolio held by Cyrte Fund and owns all of the outstanding capital stock of Cyrte Investments GP; and Cyrte Investments GP is the general partner of Cyrte Fund. Each of Stichting, Talpa, Talpa Capital Holding, Cyrte Investments, Cyrte Fund and Mr. de Mol disclaims beneficial ownership of such shares for all other purposes. The address of the beneficial owner is Flevolaan 41A, 411 KC Naarden P.O. Box 5081 The Netherlands.

(2)	The address of the beneficial owner is Georgetown, Tortola B.V.I. Francis Lee is the natural person deemed to be the beneficial owner of the shares held by Sun Equity Assets Limited. See “Shareholders Agreement” below.

(3)	Includes 191,500 shares of our common stock issuable upon exercise of options and 50,000 shares of nonvested stock. Includes 225,523 shares of our common stock which are held of record by Communications Investors Group, an entity in which Mr. Medina is a partner and holds a 50% interest. Also includes 500,000 shares of our common stock which are held of record by MD Medina Investments, LLC, an entity in which Mr. Medina is a partner and holds a controlling interest.

(4)	Ashford Capital Management, Inc. is a registered investment advisor, and the reported shares of our common stock are held in separate individual client accounts, two separate limited partnerships and nine commingled funds.

(5)	Includes 61,500 shares of our common stock issuable upon exercise of options and 5,000 shares of nonvested stock. Does not include 10,000 shares held in trust for the benefit of Mr. Wright’s grandchildren and 1,000 shares held by his sister with respect to which Mr. Wright disclaims ownership.

(6)	Includes 41,500 shares issuable upon exercise of options, 5,000 shares of nonvested stock, 17,500 shares owned by Mr. Amore’s sibling, over which Mr. Amore has investment control. Does not include (i) 159,393 shares, (ii) 26,667 shares which may be acquired upon the conversion of shares of series I preferred convertible stock and (iii) 5,600 shares issuable upon exercise of warrants, all of which are owned by Margui Family Partners, Ltd. with respect to Mr. Amore disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(7)	Includes 41,500 shares of common stock issuable upon exercise of options, 5,000 shares of nonvested stock and 123,412 shares held indirectly by Mr. Rosenfeld. Does not include 68,244 shares held by Mr. Rosenfeld’s children, with respect to which Mr. Rosenfeld disclaims beneficial ownership.

(8)	Includes 41,500 shares of our common stock issuable upon exercise of options and 5,000 shares of nonvested stock.

(9)	Includes 150,000 shares of our common stock issuable upon exercise of options and 25,000 shares of nonvested stock.

(10)	Includes 140,500 shares of our common stock issuable upon exercise of options, 25,000 shares of nonvested stock and 5,000 shares owned by Mr. Wheeler’s sister.

(11)	Includes shares of our common stock issuable upon exercise of options.

(12)	Includes 31,500 shares of our common stock issuable upon exercise of options, 5,000 shares of nonvested stock, 6,667 shares which may be acquired upon conversion of our series I preferred convertible stock and 1,400 shares issuable upon exercise of warrants.

(13)	Includes 58,000 shares of our common stock issuable upon exercise of options and 6,667 shares of nonvested stock.

(14)	Includes 31,500 shares of our common stock issuable upon exercise of options and 5,000 shares of nonvested stock.

(15)	Includes shares of our common stock issuable upon exercise of options and nonvested stock.

(16)	Represents 100 shares of series I convertible preferred stock which are convertible into, and have voting rights equivalent to

333,333 shares of our common stock. Christian Altaba is the natural person with voting and investment control over the shares.

(17)	Represents 48 shares of series I convertible preferred stock which are convertible into, and have voting rights equivalent to 160,000 shares of our common stock. Heinrich Adolf Hans Herweg is the natural person with voting and investment control over the shares.

(18)	Represents 45 shares of series I convertible preferred stock which are convertible into, and have voting rights equivalent to 150,000 shares of our common stock.

(19)	Represents 35 shares of series I convertible preferred stock which are convertible into, and have voting rights equivalent to 116,667 shares of our common stock.

(20)	Represents 28 shares of series I convertible preferred stock which are convertible into, and have voting rights equivalent to 93,333 shares of our common stock. Roberto Solis Monsato is the natural person with voting and investment control over the shares.

(21)	Represents 20 shares of series I convertible preferred stock which are convertible into, and have voting rights equivalent to 66,667 shares of our common stock. Antonio De Roquerey is the natural person with voting and investment control over the shares.
Shareholders Agreement
     Under the terms of a Shareholders Agreement, dated as of May 15, 2000, Vistagreen Holdings (Bahamas), Ltd., predecessor-in-interest to Sun Equity Assets Limited, Moraine Investments, Inc., predecessor-in-interest to Sun Equity Assets Limited, and Paradise Stream (Bahamas) Limited, on the one had, and TCO Company Limited, Manuel D. Medina, Willy Bermello and ATTU Services, Inc., the shareholders party to the Agreement have agreed to vote in favor of the election of two nominees, as designated by Vistagreen, will be elected to the executive committee of our board of directors. Vistagreen did not exercise its nominating rights during the fiscal year ended March 31, 2008. We do not currently have an executive committee.
Equity Compensation Plan Information
     The following table sets forth information as of March 31, 2008 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Number of Securities
	Number of Securities to	Weighted Average	Available for Future
	be Issued Upon Exercise	Exercise Price of	Issuance Under Equity
	of Outstanding Options,	Outstanding	Compensation Plans
	Nonvested Stock,	Options, Nonvested	(excluding securities
Plan Category	Warrants and Rights	Stock, Warrants and Rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	5,643,570	$8.64	2,342,778
Equity compensation plans not approved by security holders	—	$—	—

(1)	Includes options to purchase shares of our common stock and other rights under the following stockholder-approved plans: the 1996 Plan, the 2000 Directors Plan, the 2000 Stock Option Plan and the 2005 Executive Compensation Plan.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
Review and Approval of Related Person Transactions
          The Audit Committee, in accordance with its charter, conducts an appropriate review of and oversee all related party transactions on a continuing basis and reviews potential conflict of interest situations where appropriate. This obligation is buttressed by the Company’s Code of Ethics for the CEO and Senior Financial Officers, which mandates that the CEO and each senior financial officer shall promptly bring to the attention of the Audit Committee any information he or she may have concerning any violation of the Code of Ethics or the Company’s Code of Business Conduct, including any actual or apparent conflicts of interest between personal and professional relationships, involving any management or other employees who have a significant role in the Company’s financial reporting disclosures or internal controls.
          Additionally, the Company’s general Code of Conduct and Ethics, which applies to all of the Company’s employees, expressly provides that service to the Company should never be subordinated to personal gain and advantage and provides the following non-exhaustive list of conflicts to which the Company’s board of directors, or relevant committee thereof, and management will apply a higher level of scrutiny:
•	any significant ownership interest in any supplier or customer;

•	any consulting or employment relationship with any customer, supplier, or competitor;

•	any outside business activity that detracts from an individual’s ability to devote appropriate time and attention to his or her responsibilities to the Company;

•	the receipt of non-nominal gifts or excessive entertainment from any organization with which the Company has current or prospective business dealings;

•	being in the position of supervising, reviewing, or having any influence on the job evaluation, pay, or benefit of any family member; and

•	selling anything to the Company or buying anything from the Company, except on the same terms and conditions as comparable directors, officers, or employees are permitted to so purchase or sell.
          The Audit Committee has not adopted formal standards to apply when it approves or ratifies significant related party transactions. However, traditionally, as reflected in the minutes of its meetings, the Audit Committee has followed the standard that all related party transactions must be fair and reasonable to the Company and on terms comparable to those reasonably expected to be agreed to with independent third parties for the same goods and/or services at the time they are approved or ratified by the Audit Committee.
     Related Person Relationships and Transactions
     We have entered into indemnification agreements with all of our directors and some of our officers, to provide them with the maximum indemnification allowed under our bylaws and applicable law, including indemnification for all judgments and expenses incurred as the result of any lawsuit in which such person is named as a defendant by reason of being one of our directors, officers or employees, to the extent such indemnification is permitted by our bylaws and the laws of State of Delaware. We believe that the limitation of liability provisions in our Amended and Restated Certificate of Incorporation and the indemnification agreements enhance our ability to continue to attract and retain qualified individuals to serve as directors and officers.
     On June 13, 2006, we entered into an employment letter agreement with Arthur J. Money, a member of our Board of Directors. Under the terms of this letter agreement, Mr. Money agreed to serve as Director — Government, Military and Homeland Security Affairs. The original term of the employment letter expired on January 31, 2007; however, in accordance with its terms, the employment letter continues in effect unless and until terminated by us or him upon 48 hours written notice for cause or upon 90 days written notice without cause. Pursuant to the employment letter, we issued to Mr. Money 15,000 shares of our common stock under our 2005 Executive Incentive Compensation Plan, and Mr. Money additionally receives compensation in an amount equal to $5,000 per month. Notwithstanding his title, the employment letter explicitly provides that Mr. Money is not an officer of Terremark and is not vested with the authority to bind Terremark to any agreement with a third party or to incur any obligation or liability on behalf of Terremark.
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

     On May 2003, we entered into a subcontractor agreement with Fusion Telecommunications International, Inc. to provide Internet protocol services under our agreement with the Diplomatic Telecommunications Service — Program Office for 16 U.S. embassies and consulates in Asia and the Middle East. Fusion’s Chief Executive Officer, Marvin S. Rosen, is one of our directors. In addition, Fusion’s former Chairman, Joel Schleicher, and Kenneth Starr, one of Fusion’s other directors, formerly served on our board. Manuel D. Medina, our Chairman, President and Chief Executive Officer, and Joseph R. Wright, Jr., another director of ours, formerly served on Fusion’s board of directors. During the year ended March 31, 2007, we purchased approximately $0.5 million in services from Fusion. We did not purchase any services from Fusion for the year ended March 31, 2008.
     Director Independence
          Our Nominating and Corporate Governance Committee has affirmatively determined that Messrs. Elwes, Fernandez, Wright, Rosenfeld and Ruiz are “independent” as defined by NASDAQ Marketplace Rule 4200(a)(15). Additionally, each of Messrs. Fernandez, Rosenfeld and Ruiz, who comprise our Audit Committee, are “independent” as defined by the more stringent standard contained in NASDAQ Marketplace Rule 4350(d)(2)(A).
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     During fiscal years 2008 and 2007, KPMG LLP (“KPMG”) served as our independent registered certified public accounting firm.
Audit Fees and Audit-Related Fees
     Set forth in the table below are the fees billed for services by KPMG for our fiscal years ended March 31 2008 and 2007 (in millions):

	2008	2007
Audit Fees	$1.6	$1.2
Audit-Related Fees	0.1	0.3

	$1.7	$1.5
     Audit fees primarily represent amounts for services related to the audit of our consolidated financial statements and internal control over financial reporting and reviews of financial statements included in our Forms 10-Q. Audit-related fees represent amounts for services other than audit and review services described above and, in the year ended March 31, 2008, consisted of consents provided in connection with our registration statements and services performed in connection with our acquisitions.
Tax Fees and All Other Fees
There were no fees billed by KPMG for tax or any other services in fiscal years 2008 and 2007.
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

Date: July 29, 2008

By:	/s/ JOSE A. SEGRERA
Jose A. Segrera
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: July 29, 2008