Form 10-Q
period 2008-06-30
TERREMARK WORLDWIDE INC.
filed 2008-08-11
CIK 912890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-12475

Terremark Worldwide, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-0873124
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2 South Biscayne Blvd., Suite 2900, Miami, Florida 33131
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

Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerated Filer ☐     Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class	Outstanding at July 31, 2008

Common stock, $0.001 par value per share	59,182,069 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2008	2008

ASSETS
Current assets:
Cash and cash equivalents	$72,339,473	$96,989,932
Restricted cash	1,880,487	755,386
Accounts receivable, net	35,473,051	44,048,075
Current portion of capital lease receivable	466,107	1,860,745
Prepaid expenses and other current assets	10,514,776	8,493,424

Total current assets	120,673,894	152,147,562
Restricted cash	1,597,161	1,585,234
Property and equipment, net	266,585,106	231,674,274
Debt issuance costs, net	9,275,855	9,869,503
Other assets	10,936,918	6,901,083
Capital lease receivable, net of current portion	526,037	345,074
Intangibles, net	14,811,044	15,417,502
Goodwill	86,138,652	85,919,431

Total assets	$510,544,667	$503,859,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of mortgage payable and capital lease obligations	$3,392,464	$2,999,741
Accounts payable and other current liabilities	59,956,000	57,947,054
Current portion of convertible debt	29,828,173	—

Total current liabilities	93,176,637	60,946,795
Mortgage payable, less current portion	250,072,792	249,222,856
Convertible debt, less current portion	57,192,000	86,284,017
Deferred rent and other liabilities	8,485,724	9,729,736
Deferred revenue	7,889,299	7,154,424

Total liabilities	416,816,452	413,337,828

Commitments and contingencies	—	—

Stockholders’ equity:
Series I convertible preferred stock: $.001 par value, 312 shares issued and outstanding (liquidation value of approximately $7.8 million)	1	1
Common stock: $.001 par value, 100,000,000 shares authorized; 59,237,269 and 59,172,022 shares issued and outstanding	59,237	59,172
Common stock warrants	11,216,638	11,216,638
Additional paid-in capital	421,708,229	420,550,532
Accumulated deficit	(340,280,444)	(342,425,836)
Accumulated other comprehensive income	1,072,463	1,169,241
Note receivable	(47,909)	(47,913)

Total stockholders’ equity	93,728,215	90,521,835

Total liabilities and stockholders’ equity	$510,544,667	$503,859,663

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	June 30,
	2008	2007

Revenues	$56,116,205	$35,240,570

Expenses
Cost of revenues, excluding depreciation and amortization	32,086,683	18,947,646
General and administrative	8,949,850	6,338,020
Sales and marketing	5,719,508	3,841,977
Depreciation and amortization	5,643,145	3,707,805

Operating expenses	52,399,186	32,835,448

Income from operations	3,717,019	2,405,122

Other (expenses) income
Change in fair value of derivatives	5,633,966	1,513,341
Interest expense	(7,051,099)	(6,806,293)
Interest income	547,581	918,569
Loss on early extinguishment of debt	—	(18,498,446)

Total other expenses	(869,552)	(22,872,829)

Income (loss) before income taxes	2,847,467	(20,467,707)
Income taxes	702,075	284,000

Net income (loss)	2,145,392	(20,751,707)
Preferred dividend	(195,250)	(202,125)
Earnings attributable to participating security holders	(231,376)	—

Net income (loss) attributable to common stockholders	$1,718,766	$(20,953,832)

Net income (loss) per common share:
Basic and diluted	$0.03	$(0.37)

Weighted average common shares outstanding — basic and diluted	59,185,222	57,166,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

		Common
		Stock Par					Accumulated
	Preferred	Value $.001		Common	Additional		Other
	Stock	Issued		Stock	Paid-In	Accumulated	Comprehensive	Notes
	Series I	Shares	Amount	Warrants	Capital	Deficit	Income	Receivable	Total

Balance at March 31, 2008	$1	59,172,022	$59,172	$11,216,638	$420,550,532	$(342,425,836)	$1,169,241	$(47,913)	$90,521,835
Components of comprehensive income:
Net income	—	—	—	—	—	2,145,392	—	—	2,145,392
Foreign currency translation adjustment	—	—	—	—	—	—	(96,778)	4	(96,774)

Total comprehensive income	—	—	—	—	—	—	—	—	2,048,618
Settlement of share-based awards	—	60,247	60	—	356,602	—	—	—	356,662
Expiration of warrants	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	400	—	—	1,680	—	—	—	1,680
Conversion of preferred stock	—	—	—	—	—	—	—	—	—
Accrued dividends on preferred stock	—	—	—	—	(195,250)	—	—	—	(195,250)
Issuance of nonvested stock	—	4,600	5	—	(5)	—	—	—	—
Share-based compensation	—	—	—	—	994,670	—	—	—	994,670

Balance at June 30, 2008	$1	59,237,269	$59,237	$11,216,638	$421,708,229	$(340,280,444)	$1,072,463	$(47,909)	$93,728,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$2,145,392	$(20,751,707)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	5,643,145	3,707,805
Change in fair value of derivatives	(5,633,966)	(1,513,341)
Loss on early extinguishment of debt	—	18,498,446
Accretion on debt, net	781,379	1,180,061
Amortization of discount on notes payable	—	442,798
Amortization of debt issue costs	497,332	215,849
Provision for doubtful accounts	401,665	58,280
Interest payment in kind on notes and mortgage payable	1,179,713	878,713
Share-based compensation	994,670	460,674
(Increase) decrease in:
Accounts receivable	8,073,360	(7,214,033)
Capital lease receivable, net of unearned interest	1,234,205	566,427
Restricted cash	(1,137,029)	(461,946)
Prepaid expenses and other assets	(1,064,813)	(454,523)
Increase (decrease) in:
Accounts payable and other current liabilities	1,787,857	(8,973,373)
Deferred revenue	2,374,828	(1,397,943)
Deferred rent and other liabilities	418,932	116,253

Net cash provided by (used in) operating activities	17,696,670	(14,641,560)
Cash flows from investing activities:
Purchase of property and equipment	(41,748,372)	(3,461,252)
Acquisition of Data Return, LLC net of cash acquired	—	(70,323,546)

Net cash used in investing activities	(41,748,372)	(73,784,798)
Cash flows from financing activities:
Payment on loans and mortgage payable	—	(187,848)
Payments of preferred stock dividends	(195,250)	(202,125)
Proceeds from issuance of common stock	—	4,404,727
Payments under capital lease obligations	(405,187)	(354,164)
Proceeds from exercise of stock options and warrants	1,680	45,006

Net cash (used in) provided by financing activities	(598,757)	3,705,596

Net decrease in cash and cash equivalents	(24,650,459)	(84,720,762)
Cash and cash equivalents at beginning of period	96,989,932	105,090,779

Cash and cash equivalents at end of period	$72,339,473	$20,370,017

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization

Terremark Worldwide, Inc. and subsidiaries (the “Company” or “Terremark”) is a leading operator of integrated Tier-1 Internet exchanges and a global provider of managed IT infrastructure solutions for the government and commercial sectors. Terremark delivers its portfolio of services from eight locations in Latin America, Europe and Asia. Terremark’s flagship facility, the NAP of the Americas, located in Miami, Florida is its model for carrier-neutral Internet exchanges and is designed and built to disaster-resistant standards with maximum security to house mission-critical systems infrastructure.

2.	Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Terremark Worldwide, Inc. and all entities in which Terremark Worldwide, Inc. has a controlling voting interest (“subsidiaries”) required to be consolidated in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) (collectively referred to as “Terremark”). All significant intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the 2008 Annual Report on Form 10-K, and should be read in conjunction with the consolidated financial statements and notes thereto. These statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year.

Reclassifications

Certain reclassifications have been made to the prior period’s condensed consolidated financial statements to conform to the current presentation.

Use of estimates

The Company prepares its financial statements in conformity with U.S. GAAP. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from the amounts estimated include: revenue recognition and allowance for bad debts, derivatives, income taxes, share-based compensation, impairment of long-lived assets, intangibles and goodwill.

Revenue recognition and allowance for bad debts

Revenues principally consist of monthly recurring fees for colocation, exchange point, managed and professional services fees. Colocation revenues also include monthly rental income for unconditioned space in the NAP of the Americas. Revenues from colocation, exchange point services, and hosting, as well as rental income for unconditioned space, are recognized ratably over the term of the contract. Installation fees and related direct costs are deferred and recognized ratably over the expected life of the customer installation which is estimated to be 36 to 48 months. Managed and professional services are recognized in the period in which the services are provided. Revenues also include equipment resales which are recognized in the period in which the equipment is delivered, title transfers and is accepted by the customer. Revenue from contract

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settlements is generally recognized when collectability is reasonably assured and no remaining performance obligation exists. Taxes collected from customers and remitted to the government are excluded from revenues.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), when more than one element such as equipment, installation and colocation services are contained in a single arrangement, the Company allocates revenue between the elements based on acceptable fair value allocation methodologies, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered items. The fair value of the undelivered elements is determined by the price charged when the element is sold separately, or in cases when the item is not sold separately, by using other acceptable objective evidence. Management applies judgment to ensure appropriate application of EITF 00-21, including the determination of fair value for multiple deliverables, determination of whether undelivered elements are essential to the functionality of delivered elements, and timing of revenue recognition, among others. For those arrangements where the deliverables do not qualify as a separate unit of accounting, revenue from all deliverables are treated as one accounting unit and recognized ratably over the term of the arrangement.

Revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. The Company assesses collectability based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company does not request collateral from the customers. If the Company determines that collectability is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.

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

The Company’s customer contracts generally require the Company to meet certain service level commitments. If the Company does not meet required service levels, it may be obligated to provide credits, usually a month of free service. Such credits, to date, have not been significant.

Significant concentrations

Agencies of the federal government accounted for approximately 15% and 19% of revenues for the three months ended June 30, 2008 and 2007, respectively. No other customer accounted for more than 10% of revenues for the three months ended June 30, 2008 and 2007.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives

The Company has, in the past, used financial instruments, including interest cap agreements and interest rate swap agreements, to manage exposures to movements in interest rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk or cost to the Company. The Company does not hold or issue derivative instruments for trading purposes.

On February 8, 2008, the Company entered into two interest rate swap agreements as required under the provisions of the $250 million mortgage loan entered into on July 31, 2007. One of the interest rate swap agreements was effective March 31, 2008 for a notional amount of $148.0 million and a fixed interest rate of 2.999%. Interest payments on this swap are due on the last day of each March, June, September and December commencing on June 30, 2008 and ending on December 31, 2010. The second interest rate swap agreement is effective on July 31, 2008 for a notional amount of $102.0 million and a fixed interest rate of 3.067%. Interest payments on this swap are due on the last day of each January, April, July and October commencing on October 31, 2008 and ending on January 31, 2011. The interest rate swap agreements serve as an economic hedge against increases in interest rates and have not been designated as hedges for accounting purposes. Accordingly, the Company accounts for these interest rate swap agreements on a fair value basis and adjusts these instruments to fair value and the resulting changes in fair value are charged to earnings. See Note 11.

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

Share-based compensation

Effective April 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123(R)”). The fair value of the stock option and nonvested stock awards with only service conditions, which are subject to graded vesting, granted after April 1, 2006 is expensed on a straight-line basis over the vesting period of the awards.

Tax benefits resulting from tax deductions in excess of share-based compensation expense recognized under the fair value recognition provision of SFAS No. 123(R) (windfall tax benefits) are credited to additional paid-in capital in the Company’s consolidated balance sheets. Realized tax shortfalls are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense.

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

Basic EPS is calculated as income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period. If the effect is dilutive, participating securities are included in the computation of basic EPS. Nonvested stock granted to employees and directors are not included in the computation of basic EPS until the securities vest. The Company’s participating securities do not have a contractual obligation to share in the losses in any given period. As a result, these participating securities will not be allocated any losses in the periods of net losses, but will be allocated income in the periods of net income using the two-class method. The two-class method is an earnings allocation formula that determines earnings for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. Under the two-class method, net income is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amounts of dividends that must be paid for the current period. The remaining earnings are then allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. Diluted EPS is calculated using the treasury stock or “if converted” methods for potential dilutive instruments that are convertible into common stock, as applicable.

Other comprehensive income

Other comprehensive income presents a measure of all changes in stockholder’s equity except for changes resulting from transactions with stockholders in their capacity as stockholders. Other comprehensive income, which consists of net income and foreign currency translation adjustments, is presented in the accompanying condensed consolidated statement of stockholders’ equity.

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

Construction in Progress

Construction in progress is stated at its original cost and includes direct and indirect expenditures for the construction and expansion associated with the NAP of the Capital Region in Virginia. In addition, the Company has capitalized certain interest costs during the construction phase. Once an expansion project becomes operational, these capitalized costs are allocated to certain property and equipment categories and are depreciated at the appropriate rates consistent with the estimated useful life of the underlying assets. Interest incurred is capitalized in accordance with SFAS No. 34, “Capitalization of Interest Costs.” Total interest cost incurred and total interest cost capitalized during the three months ended June 30, 2008 was $8.8 million and $1.7 million, respectively. Total interest cost incurred and total interest cost capitalized during the three months ended June 30, 2007 was $6.8 million and $42,000, respectively.

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

Goodwill represents the carrying amount of the excess purchase price over the fair value of identifiable net assets acquired in conjunction with (i) the April 2000 acquisition of a corporation holding rights to develop and manage facilities catering to the telecommunications industry, (ii) the September 2005 acquisition of a managed host services provider in Europe (iii) the May 2007 acquisition of a managed host services provider in the United States and (iv) the January 2008 acquisition of a disaster recovery and business continuity provider in the United States. The Company performs the annual test for impairment for the goodwill acquired in 2000, 2007 and 2008 in the fourth quarter of the fiscal year. The Company performs the annual test for impairment for the goodwill acquired in 2005, in the second quarter of the fiscal year.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events and circumstances include, but are not limited to, prolonged industry downturns, significant decline in our market value and significant reductions in our projected cash flows. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of profit margins, terminal growth rates and discounted rates. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Fair Value Measurements

Effective April 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard establishes a framework for measuring fair value and expands disclosure about fair value measurements. The Company did not elect fair value accounting for any assets and liabilities allowed by SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or operating cash flow.

SFAS No. 157 defines fair value as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 describes the following three levels of inputs that may be used:

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:	Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3:	Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the fair values of our financial assets (liabilities) as of June 30, 2008:

	Fair value at
	June 30,	Fair value measurement using
	2008	Level 1	Level 2	Level 3

Money market fund	$53,562,377	$53,562,377	$—	$—
Interest rate swap	4,069,478	—	4,069,478	—
Embedded derivatives	(804,183)	—	—	(804,183)

	$56,827,672	$53,562,377	$4,069,478	$(804,183)

The following is a description of the valuation methodologies used for these items, as well as the general classification of such items pursuant to the fair value hierarchy of SFAS No. 157:

Money market fund instruments— the instruments are valued using quoted prices for identical instruments in active markets. Therefore, the instruments are classified within Level 1 of the fair value hierarchy. These money market funds are included in cash and cash equivalents.

Interest rate swap instrument— the instrument is a pay-variable, receive-fixed interest rate swap. Fair value is based on a model-driven valuation, which is observable at commonly quoted intervals for the full term of the swap, which incorporates adjustments to appropriately reflect the Company’s own nonperformance risk and the counter party’s nonperformance risk. Therefore, this instrument is classified within Level 2 of the fair value hierarchy. The interest rate swap is included in other assets, non-current.

Embedded derivatives— these instruments are embedded within the Company’s 9% Senior Convertible Notes, the Series B Notes, and the 6.625% Senior Convertible Notes. These instruments were valued using pricing models which incorporate the Company’s stock price, credit risk, volatility, U.S. risk free rate, transaction details such as contractual terms, maturity and amount of future cash inflows, as well as assumptions about probability and the timing of certain events taking place in the future. For a summary of the changes in the fair value of these embedded derivatives, see Note 11.

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

Effective April 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires the Company to recognize the impact of a tax position if that position is more likely than not to be sustained based on the technical merits of the position and the amount of interest and penalties, if any, related to unrecognized tax provisions as income tax expense. The adoption of FIN 48 did not have any impact on the financial position, results of operations or cash flows of the Company.

The Company has not been audited by the Internal Revenue Service or applicable state tax authorities for the following open tax periods: the years ended March 31, 2007 and 2008. Net operating loss carryovers incurred in years prior to 2004 are subject to audit in the event they are utilized in subsequent years.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” however, it retains the fundamental requirements of the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business. SFAS No. 141 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Among other requirements, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values, with limited exceptions; acquisition-related costs generally will be expensed as incurred. SFAS No. 141(R) requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination. SFAS No. 141(R) must be applied prospectively to business combinations that are consummated beginning in the Company’s fiscal 2010.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirement for SFAS Statement No. 133, “Derivative Instruments and Hedging Activities” (“SFAS No. 133”). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company as of April 1, 2009. The Company is currently evaluating the impact SFAS No. 161 will have on its financial statement disclosures.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. This FSP is effective for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FSP FAS 142-3 will have on its will have on its financial position, results of operations and cash flows.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of FSP APB 14-1 will have on its financial position, results of operations and cash flows.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Acquisitions

On January 24, 2008, the Company acquired all of the outstanding common stock of Accris Corporation (“Accris”). Accris is in the business of assisting government and commercial customers architect and implement data storage, data protection and data availability systems. The purchase price of $2.9 million was comprised of $0.8 million in cash and 390,000 shares of the Company’s common stock with a fair value of $2.1 million. The fair value of the Company’s stock was determined using the five-day trading average price of the Company’s common stock for two days before and after the date the transaction was finalized. The costs to acquire Accris were allocated to the tangible assets acquired and liabilities assumed based on their respective fair values and any excess was allocated to goodwill. There were no significant identifiable intangible assets. In addition, during June 2008, the purchase price allocation was adjusted by decreasing accounts receivable and increasing goodwill by $0.1 million. The following summarizes the allocation of the purchase price as of June 30, 2008:

Cash and cash equivalents	$109,248
Accounts receivable	2,122,035
Inventory	763,970
Goodwill	3,021,269
Accounts payable and accrued expenses	(3,148,327)

Net assets acquired	$2,868,195

On May 24, 2007, the Company acquired all of the outstanding common stock of Data Return, LLC (“Data Return”). Data Return is a leading provider of enterprise-class technology hosting solutions. The acquisition of Data Return’s technology, customers and team of employees complements the Company’s existing team and service delivery platforms better positioning the Company to capture the market demand for virtualized IT solutions. The preliminary purchase price of $85.0 million was comprised of: (i) cash consideration of $70.0 million, (ii) 1,925,546 shares of the Company’s common stock with a fair value of $14.7 million and (iii) direct transaction costs of $0.3 million. The fair value of the Company’s stock was determined using the five-day trading average price of the Company’s common stock for two days before and after the date the transaction was announced. The costs to acquire Data Return were allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their respective fair values and any excess was allocated to goodwill. The purchase agreement also included contingent consideration which was based on the determination of the seller’s net working capital target amount at the acquisition closing date. On October 22, 2007, the valuation of the seller’s net working capital amount was finalized resulting in a $1.7 million reduction to the $85.0 million preliminary purchase price. In addition, the original purchase price allocation was adjusted by increasing accrued expenses by $0.1 million, decreasing accounts receivable by $0.5 million, and increasing goodwill by $0.6 million. The following summarizes the final allocation of the purchase price:

Cash and cash equivalents	$41,095
Accounts receivable	2,496,372
Property and equipment	9,786,000
Other assets	950,813
Intangible assets, including goodwill	80,988,008
Accounts payable and accrued expenses	(7,007,002)
Other liabilities	(3,849,216)

Net assets acquired	$83,406,070

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allocation of intangible assets acquired as of June 30, 2008 is summarized in the following table:

	Gross Carrying	Amortization	Accumulated
	Amount	Period	Amortization

Intangibles no longer amortized:
Goodwill	$66,288,008	—	$—
Trademarks	4,100,000	—	—
Amortizable intangibles:
Customer base	6,500,000	8 years	893,750
Technology	4,000,000	5 years	880,000
Other	100,000	3 years	37,000

4.	Accounts Receivable

	June 30,	March 31,
	2008	2008

Accounts receivable, net, consists of:
Accounts receivable	$28,893,294	$36,371,552
Unbilled revenue	7,678,195	8,667,031
Allowance for doubtful accounts	(1,098,438)	(990,508)

	$35,473,051	$44,048,075

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Unbilled revenue consists of revenues earned for which the customer has not been billed.

5.	Prepaid Expenses and Other Assets

	June 30,	March 31,
	2008	2008

Prepaid expenses and other assets consists of:
Prepaid expenses	$4,196,300	$3,090,786
Deferred installation costs	6,545,947	5,571,544
Deposits	3,626,569	3,646,384
Deferred rent receivable	1,141,916	1,085,872
Interest and other receivables	358,373	424,355
Interest rate swap, at fair value	4,069,478	—
Other	1,513,111	1,575,566

	21,451,694	15,394,507
Less: current portion	(10,514,776)	(8,493,424)

	$10,936,918	$6,901,083

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment

	June 30,	March 31,
	2008	2008

Property and equipment, net, consists of:
Land	$24,172,193	$24,172,193
Building	55,335,724	55,335,724
Building and leasehold improvements	64,721,976	64,925,402
Machinery and equipment	59,628,628	56,001,931
Construction in progress	81,031,625	54,677,025
Office equipment, furniture and fixtures	39,962,249	29,793,591

	324,852,395	284,905,866
Less accumulated depreciation and amortization	(58,267,289)	(53,231,592)

	$266,585,106	$231,674,274

During the three months ended June 30, 2008 and 2007, depreciation and amortization expense aggregated $5.6 million and $3.7 million, respectively.

7.	Intangibles

	June 30,	March 31,
	2008	2008

Intangibles, net, consist of:
Customer base	$8,300,000	$8,300,000
Technology	6,400,000	6,400,000
Trademarks	4,100,000	4,100,000
Non-compete agreements	100,000	100,000

	18,900,000	18,900,000
Accumulated amortization	(4,088,956)	(3,482,498)

	$14,811,044	$15,417,502

The Company expects to record amortization expense associated with these intangible assets as follows for each of the fiscal years ended:

	Customer		Non-Compete
	Base	Technology	Agreements

2009 (nine months remaining)	$744,375	$1,050,000	$25,000
2010	992,500	1,295,714	33,333
2011	992,500	800,000	5,000
2012	992,500	800,000	—
2013	992,500	120,000	—
2014 and thereafter	1,867,622	—	—

	$6,581,997	$4,065,714	$63,333

During the three months ended June 30, 2008 and 2007, amortization of intangibles aggregated $0.6 million and $0.4 million, respectively.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accounts Payable and Other Current Liabilities

	June 30,	March 31,
	2008	2008

Accounts payable and other current liabilities consists of:
Accounts payable	$21,060,713	$29,383,405
Accrued expenses	27,389,104	17,246,649
Current portion of deferred revenue	6,673,698	6,320,659
Interest payable	1,434,008	2,884,780
Customer prepayments	3,398,477	2,111,561

	$59,956,000	$57,947,054

9.	Mortgage Payable

	June 30,	March 31,
	2008	2008

Mortgage payable consists of:
First Lien Credit Agreement, face value of $150 million, due August 15, 2012. Principal of $375,000 is payable quarterly. Interest is payable monthly at Eurodollar plus 3.75% at the election of the Company. (Effective interest rate of 7.6%)	$148,221,800	$148,188,463
Second Lien Credit Agreement, face value of $100 million, due February 2, 2013. Interest is payable at Eurodollar plus 7.75% at the election of the Company. (Effective interest rate of 12.1%)	103,725,992	102,534,393

	251,947,792	250,722,856
Less: current portion	(1,875,000)	(1,500,000)

	$250,072,792	$249,222,856

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

In addition, the Company was required to enter into an interest rate swap. The interest rate instrument should cover a notional amount of not less than 50% of the sum of the principal amount of the Credit Agreements outstanding as of the Closing Date for a period not less than 2 years. On February 8, 2008, the Company entered into two interest rate swap agreements. One of the interest rate swap agreements was effective March 31, 2008 for a notional amount of $148.0 million and a fixed interest rate of 2.999%. Interest payments on this instrument are due on the last day of each March, June, September and December commencing on June 30, 2008 and ending on December 31, 2010. The second interest rate swap agreement entered into is effective on July 31, 2008 for a notional amount of $102.0 million and a fixed interest rate of 3.067%. Interest payments on this instrument are due on the last day of each January, April, July and October commencing on October 31, 2008 and ending on January 31, 2011. The interest rate swap agreements serve as an economic hedge against increases in interest rates and have not been designated as hedges for accounting purposes. Accordingly, the Company accounts for these interest rate swap agreements on a fair value basis and as a result these instruments are adjusted to fair value and the resulting changes in fair value are charged to earnings. At June 30, 2008 and March 31, 2008, the fair value of the interest rate swap agreements was an asset of $4.1 million and a liability of $2.5 million, respectively. The resulting income of $6.6 million was included in the change in fair value of derivatives in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2008.

10.	Convertible Debt

	June 30,	March 31,
	2008	2008

Convertible debt consists of:
9% Senior Convertible Notes, face value of $29.1 million, due June 15, 2009, and convertible into shares of the Company’s common stock at $12.50 per share. Interest at 9% is payable semi-annually, on December 15 and June 15 (Effective interest rate of 26.5%)	$25,607,964	$24,834,645
6.625% Senior Convertible Notes, face value of $57.2 million, due June 15, 2013, and convertible into shares of the Company’s common stock at $12.50 per share. Interest at 6.625% is payable semi-annually, on December 15 and June 15 (Effective interest rate of 6.6%)	57,192,000	57,192,000
0.5% Senior Subordinated Convertible Notes, face value of $4.0 million, due June 30, 2009, and convertible into shares of the Company’s common stock at $8.14 per share. Interest at 0.5% is payable semi-annually, on December 1 and July 1 (Effective interest rate of 0.72%)	4,220,209	4,257,372

	87,020,173	86,284,017
Less: current portion	(29,828,173)	—

	$57,192,000	$86,284,017

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

The private exchange offer was an exchange of debt instruments as addressed in EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”). In accordance with EITF 96-19, the exchange of $57.2 million of the 9% Senior Convertible Notes were accounted for as an early extinguishment of debt and the 6.625% Senior Convertible Notes were accounted for as new debt instruments and recorded at $57.2 million on the date of the transaction. The exchange of the 9% Senior Convertible Notes with the 6.625% Senior Convertible Notes resulted in a loss on the early extinguishment of debt of $18.5 million included in the twelve months ended March 31, 2008. The loss included $2.2 million of unamortized deferred financing costs, $13.3 million of the unamortized discount on the 9% Senior Convertible Notes and the write off of $10.8 million of the derivative liability associated with the 9% Senior Convertible Notes that was bifurcated and accounted for separately. In addition, the exchange results in a substantial premium of $13.7 million associated with the fair value of the 6.625% Senior Convertible Notes that was recorded as additional paid-in capital, in accordance with Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The Company determined the fair value of the 6.625% Senior Convertible Notes based on an option pricing model. Market data was used in the option pricing model to determine the volatility of the stock price of the Company, the interest rate term structure, the volatility of the interest rate and the correlation between the interest rate and the stock price.

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

The 9% Senior Convertible Notes are unsecured obligations and rank pari passu with all existing and future unsecured and unsubordinated indebtedness, senior in right of payment to all existing and future subordinated indebtedness, and rank junior to any future secured indebtedness. If there is a change in control of the Company, the holders have the right to require the Company to repurchase their notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest (the “Repurchase Price”). If a change in control occurs and at least 50% of the consideration for the Company’s common stock consists of cash, the holders of the 9% Senior Convertible Notes may elect to receive the greater of the Repurchase Price or the Total Redemption Amount. The Total Redemption Amount will be equal to the product of (x) the average

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

closing prices of the Company’s common stock for the five trading days prior to announcement of the change in control and (y) the quotient of $1,000 divided by the applicable conversion price of the 9% Senior Convertible Notes, plus a make whole premium of $45 per $1,000 of principal if the change in control takes place before December 15, 2008. If the Company issues a cash dividend on its common stock, it will pay contingent interest to the holders of the 9% Senior Convertible Notes equal to the product of the per share cash dividend and the number of shares of common stock issuable upon conversion of each holder’s note.

The Company may redeem some or all of the 9% Senior Convertible Notes for cash at any time if the closing price of the Company’s common shares has exceeded 200% of the applicable conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date it mails the redemption notice. If the Company redeems the notes during the twelve month period commencing on June 15, 2008, the redemption price equals 102.25%, of their principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus an amount equal to 50% of all remaining scheduled interest payments on the notes from, and including, the redemption date through the maturity date.

The 9% Senior Convertible Notes contained an early conversion incentive for holders to convert their notes into shares of common stock which expired on June 14, 2007. If exercised, the holders would have received the number of common shares to which they are entitled to, based on the conversion feature and an early conversion incentive payment in cash or common stock, at the Company’s option, equal to one-half the aggregate amount of interest payable through June 14, 2007. The conversion option, including the early conversion incentive, the equity participation feature and a takeover make-whole premium due upon a change in control, embedded in the 9% Senior Convertible Notes were determined to be derivative instruments to be considered separately from the debt and accounted for separately. See Note 11.

On January 5, 2007, the Company entered into a Purchase Agreement with Credit Suisse, Cayman Islands Branch and Credit Suisse, International (the “Purchasers”), for the sale of $4 million in aggregate principal amount of our 0.5% Senior Subordinated Convertible Notes, due June 30, 2009 to Credit Suisse, International (the “Series B Notes”) issued pursuant to an Indenture between the Company and The Bank of New York Trust Company, N.A., as trustee (the “Indenture”). The Company is subject to certain covenants and restrictions specified in the Purchase Agreement, including covenants that restrict their ability to pay dividends, make certain distributions or investments and incur certain indebtedness.

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

The Company, at its option, may redeem all of the Series B Notes on any interest payment date after June 5, 2007 at a redemption price equal to (i) certain amounts set forth in the Indenture (expressed as percentages of the principal amount outstanding on the date of redemption), plus (ii) the amount (if any) by which the fair market value on such date of the common stock into which the Series B Notes are then convertible exceeds the principal amount of the Series B Notes on such date, plus (iii) accrued, but unpaid interest if redeemed during certain monthly periods following the closing date. The call option embedded in the Series B Notes was determined to be a derivative instrument to be considered separately from the debt and accounted for separately. As a result of the bifurcation of the embedded derivative, the carrying value of the Series B Notes at issuance was approximately $4.4 million. At June 30, 2008 and March 31, 2008, the

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unamortized premium was $0.2 million and $0.3 million, and the carrying value of the Series B Notes was approximately $4.2 million and $4.3 million, respectively.

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

The Company’s 9% Senior Convertible Notes contained three embedded derivatives that require separate valuation from the 9% Senior Convertible Notes: a conversion option that includes an early conversion incentive, an equity participation right and a takeover make whole premium due upon a change in control. The early conversion incentive expired on June 14, 2007. The Company has applied the provisions of EITF Issue No. 06-7 “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133” and determined that with the expiration of the early conversion incentive on June 14, 2007, the conversion feature no longer meets the conditions that would require separate accounting as a derivative. As a result during fiscal year 2008, the Company reclassified $4.3 million of the embedded derivatives related to the conversion option, classified as liabilities, to additional paid in capital. This amount represented the fair value of such embedded derivative, at the time of the expiration of the early conversion incentive. The Company estimated that the embedded derivative, classified as liabilities, had an estimated fair value of $16.8 million on March 31, 2007. The Company recognized income of $1.5 million resulting from the change in the fair value of the conversion option prior to the expiration of the early conversion incentive on June 14, 2007, which was recorded in change in fair value of derivatives in the consolidated statements of operations for the year ended March 31, 2008.

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

The Company has estimated that the embedded derivatives within the 9% Senior Convertible Notes, the Series B Notes and the 6.625% Senior Convertible Notes amounted in the aggregate to a net liability of $0.8 million at June 30, 2008 and a net asset of $0.1 million at March 31, 2008. The resulting expense of $0.9 million was included in the change in the fair value of derivatives in the accompanying condensed consolidated statement of operations.

On February 8, 2008, the Company entered into two interest rate swap agreements as required under the provisions of the Credit Agreements discussed in Note 9. One of the interest rate swap agreements was effective March 31, 2008 for a notional amount of $148.0 million and a fixed interest rate of 2.999%. Interest payments on this instrument are due on the last day of each March, June, September and December commencing on June 30, 2008 and ending on December 31, 2010. The second interest rate swap agreement entered into is effective on July 31, 2008 for a notional amount of $102.0 million and a fixed interest rate of 3.067%. Interest payments on this instrument are due on the last day of each January, April, July and October

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commencing on October 31, 2008 and ending on January 31, 2011. The interest rate swap agreements serve as an economic hedge against increases in interest rates and have not been designated as hedges for accounting purposes. Accordingly, the Company accounts for these interest rate swap agreements on a fair value basis and adjusts these instruments to fair value and the resulting changes in fair value are charged to earnings. At June 30, 2008 and March 31, 2008, the fair value of the interest rate swap agreements was an asset of $4.1 million and a liability of $2.5 million, respectively. The resulting income of $6.6 million was included in change in fair value of derivatives in the accompanying condensed consolidated statements of operations. The resulting asset and liability is included in prepaid expenses and other assets and deferred rent and other liabilities in the accompanying condensed consolidated balance sheets, respectively.

12.	Deferred Rent and Other Liabilities

	June 30,	March 31,
	2008	2008

Deferred rent and other liabilities consists of:
Deferred rent	$4,122,970	$3,704,038
Interest rate swap, at fair value	—	2,466,370
Deferred tax liability	1,781,159	1,781,159
Other liabilities	2,581,595	1,778,169

	$8,485,724	$9,729,736

13.	Changes in Stockholders’ Equity

Issuance of Common stock

In April 2008, the Company issued to certain of its employees 60,247 shares of its common stock, valued at $0.4 million, as settlement of share-based awards earned during fiscal year 2008.

Exercise of employee stock options

During the three months ended June 30, 2008, the Company issued 400 shares of its common stock in conjunction with the exercise of employee stock options. The exercise price of the options ranged from $3.30 to $5.10.

Issuance of nonvested stock

During the three months ended June 30, 2008, the Company issued 4,600 shares of common stock, relating to various employee grants of nonvested stock whose vesting restrictions lapsed.

Loans issued to employees

In connection with the acquisition of Dedigate, the Company extended loans to certain Dedigate employees to exercise their Dedigate stock options. The Dedigate shares received upon exercise of those options were then exchanged for shares of the Company’s common stock under the terms of the acquisition. The loans are evidenced by full recourse promissory notes, bear interest at 2.50% per annum, matured in August 2007 and are collateralized by the shares of stock acquired with the loan proceeds. The outstanding principal balance on such loans, net of repayments, is reflected as a reduction to stockholders’ equity in the accompanying condensed consolidated balance sheets at June 30, 2008 and March 31, 2008. The Company intends to exercise its rights to demand payment on the remaining balance and expects to be paid in full.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Earnings (loss) Per Share

The following table presents the reconciliation of net income (loss) attributable to common stockholders to the numerator used for diluted net income (loss) per share:

	For the Three Months
	Ended June 30,
	2008	2007

Net income (loss) attributable to common stockholders	$1,718,766	$(20,953,832)
Adjustments:
Earnings attributable to participating security holders	231,376	—

Numerator for diluted net income (loss) per share:	$1,950,142	$(20,953,832)

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation because to do so would be anti-dilutive for the periods indicated:

	For the Three Months
	Ended June 30,
	2008	2007

9% Senior Convertible Notes	2,324,800	3,933,662
Early conversion incentive	—	276,607
Common stock warrants	2,364,187	2,364,187
Common stock options	2,300,271	2,416,228
Nonvested stock	1,892,045	543,800
Series I convertible preferred stock	1,067,367	1,100,642
6.625% Senior Convertible Notes	4,575,200	2,966,338
0.5% Senior Subordinated Convertible Notes	491,400	491,400

15.	Share-Based Compensation

Nonvested Awards

In accordance with SFAS No. 123(R), the Company records the intrinsic value of the nonvested stock as additional paid-in capital. Share-based compensation expense is recognized ratably over the applicable vesting period. As of June 30, 2008, the future compensation expense related to nonvested stock that will be recognized is approximately $10.0 million. The cost is expected to be recognized over a weighted average period of 2.5 years. The Company recognized approximately $0.8 million of share-based compensation expense, associated with nonvested stock, for the three months ended June 30, 2008. The Company recognized $0.3 million of share-based compensation expense, associated with nonvested stock, for the three months ended June 30, 2007. A summary of the Company’s nonvested stock, as of June 30, 2008 and changes during the three months ended June 30, 2008 is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value

Outstanding at April 1, 2008	799,745	$6.52
Granted	1,119,000	5.93
Vested	(4,600)	7.17
Forfeited	(22,100)	6.11

Outstanding at June 30, 2008	1,892,045	$6.17

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Related Party Transactions

Following is a summary of transactions for the three months ended June 30, 2008 and 2007 and balances with related parties included in the accompanying condensed consolidated balance sheet as of June 30, 2008 and March 31, 2008.

	For the Three
	Months Ended
	June 30,
	2008	2007

Services purchased from related party	$30,228	$40,616
Interest income from shareholder	3,318	5,504
Services provided to related party	18,550	15,310
Services from directors	100,000	10,000

	June 30,	March 31,
	2008	2008

Other assets	$340,681	$387,658
Note receivable — related party	53,274	52,981

The Company has entered into consulting agreements with two members of its Board of Directors and into an employment agreement with another board member. One consulting agreement provided for annual compensation of $240,000, payable monthly. In addition, in October 2006, the Company’s Board of Directors approved the issuance to this director of 50,000 shares of nonvested stock vesting over a period of one year. The remaining consulting agreement and employment agreement provide for annual compensation aggregating $160,000. In June 2006, the Company agreed to issue 15,000 shares of nonvested stock to the director, with the employment agreement, pursuant to a prior agreement in connection with the director bringing additional business to the Company.

The Company’s Chairman and Chief Executive Officer has a minority interest in Fusion Telecommunications International, Inc. (“Fusion”) and was formerly a member of its board of directors. In addition, the Chairman of Fusion is a member of the Company’s board of directors. The Company provided approximately $19,000 in services to Fusion for the three months ended June 30, 2008.

17.	Revenues

	For the Three Months Ended
	June 30,
	2008	2007

Revenues consist of:
Colocation	$18,869,787	$13,122,565
Managed and professional services	31,056,547	19,020,643
Exchange point services	3,697,695	2,801,383
Equipment resales	2,492,176	295,979

Total revenues	$56,116,205	$35,240,570

Total arrangement consideration for managed web hosting solutions may include the procurement of equipment. Amounts allocated to equipment sold under these arrangements and included in managed and professional services were $1.7 million for the three months ended June 30, 2008 and $1.1 million for the three months ended June 30, 2007.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Information About the Company’s Operating Segments

As of June 30, 2008 and March 31, 2008, the Company had two reportable business segments, data center operations and real estate services. The Company’s reportable segments are strategic business operations that offer different products and services. The data center operations segment provides Tier 1 NAP, Internet infrastructure and managed services in a data center environment. This segment provides NAP development and technology infrastructure buildout services. All other real estate activities are included in real estate services. The real estate services segment provides construction and property management services. The Company has not had any activity in the real estate segment since March 31, 2005.

19.	Supplemental Cash Flow Information

	For the Three Months Ended
	June 30,
	2008	2007

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amount capitalized	$3,141,903	$2,010,886
Cash paid for income taxes	309,691	—
Non-cash operating, investing and financing activities:
Assets acquired under capital leases	356,543	518,284
Cancellation and expiration of stock options and warrants	—	1,380,000
Non-cash preferred dividend	—	202,125
Net assets acquired in exchange for common stock	—	14,668,794
Changes in accrued property and equipment	2,136,053	216,949

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 based on our current expectations, assumptions, and estimates about us and our industry. These forward-looking statements involve risks and uncertainties. Words such as “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “will,” “may, “ and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. All statements other than statements of historical facts, including, among others, statements regarding our future financial position, business strategy, projected levels of growth, projected costs and projected financing needs, are forward-looking statements. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several important factors including, without limitation, a history of losses, competitive factors, uncertainties inherent in government contracting, concentration of business with a small number of clients, the ability to service debt, substantial leverage, material weaknesses in our internal controls and our disclosure controls, energy costs, the interest rate environment, failure to successfully implement expansion plans or integrate acquired businesses into our operations, one-time events and other factors more fully described in “Risk Factors” and elsewhere in this report. The forward-looking statements made in this report relate only to events as of the date on which the statements are made. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely upon forward-looking statements as predictions of future events. Except as required by applicable law, including the securities laws of the United States, and the rules and regulations of the Securities and Exchange Commission, we do not plan and assume no obligation to publicly update or revise any forward-looking statements contained herein after the date of this report, whether as a result of any new information, future events or otherwise.

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

Our principal executive office is located at 2 South Biscayne Boulevard, Suite 2900, Miami, Florida 33131. Our telephone number is (305) 856-3200.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2008 as Compared to the Three Months Ended June 30, 2007.

Revenue.  The following charts provide certain information with respect to our revenues:

	For the Three Months Ended June 30,
	2008	2007

U.S. Operations	86%	85%
Outside U.S.	14%	15%

	100%	100%

Revenues consist of:

	For the Three Months Ended June 30,
	2008		2007

Colocation	$18,869,787	34%	$13,122,565	37%
Managed and professional services	31,056,547	55%	19,020,643	54%
Exchange point services	3,697,695	7%	2,801,383	8%
Equipment resales	2,492,176	4%	295,979	1%

	$56,116,205	100%	$35,240,570	100%

The increase in revenues is mainly due to both an increase in our deployed customer base and an expansion of services to existing customers as well as including a full quarter of revenues from web hosting services provider acquired in May 2007. Our deployed customer base increased to 1,016 customers as of June 30, 2008 from 863 customers as of June 30, 2007 (includes 240 customers since May 24, 2007 acquisition of a web hosting services provider). Revenues consist of:

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

Our utilization of total net colocation space increased to 23.7% as of June 30, 2008 from 20.1% as of June 30, 2007. Our utilization of total net colocation space represents the percentage of space billed versus total space available for customers.

The increase in managed and professional services is mainly due to an increase of approximately $10.3 million in managed web hosting services, including $8.4 million generated by a web hosting services provider acquired in May 2007. The remainder of the increase is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.

The increase in exchange point services is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased 7,232 as of June 30, 2008 from 5,836 as of June 30, 2007.

Equipment resales include $1.9 million from the January 2008 acquisition of a service provider of data storage, data protection and data availability systems and may fluctuate quarter over quarter based on customer demand.

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

Cost of Revenues.  Costs of revenues, excluding depreciation and amortization, increased $13.2 million to $32.1 million for the three months ended June 30, 2008 from $18.9 million for the three months ended June 30, 2007. Cost of revenues, excluding depreciation, consist mainly of operations personnel, fees to third party service providers, procurement of connectivity and equipment, technical and colocation space rental costs, electricity, chilled water, insurance, property taxes, and security services. The increase is mainly due to increases of $4.8 million in personnel costs and $3.7 million in managed services costs. We also had increases of $2.2 million in certain variable costs such as costs of equipment resales, electricity, chilled water costs and maintenance as a result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.

The $4.8 million increase in personnel costs is mainly due to operations and engineering staffing levels increasing, which is attributable to the acquisition of a web hosting services provider in May 2007 and the expansion of operations in Virginia and California. The $3.7 million increase in managed service costs is consistent with increase in related revenues and includes a $0.9 million increase in connectivity procurement costs.

General and Administrative Expenses.  General and administrative expenses increased $2.6 million to $8.9 million for the three months ended June 30, 2008 from $6.3 million for the three months ended June 30, 2007. General and administrative expenses consist primarily of administrative personnel, professional service fees, rent, and other general corporate expenses. The increase in general and administrative expenses is mainly due to increases in administrative personnel costs of $1.4 million. Personnel costs include payroll and share-based compensation. The $1.4 million increase in administrative personnel is the result of an increase in headcount from 106 employees as of June 30, 2007 to 152 employees as of June 30, 2008. This increase is mainly attributed to the acquisition of a managed web hosting services provider in May 2007, the expansion of operations in Virginia and California and the expansion of our corporate infrastructure, including planning and information systems resources to manage the existing customer base and plan anticipated business growth. Other general corporate expenses such as accounting, consulting, legal services, recruiting fees, travel, telecommunications, software, hardware and facilities rent increased also as a result of the increase in headcount. We expect our general and administrative expenses to remain steady on a quarterly basis for the foreseeable future.

Sales and Marketing Expenses.  Sales and marketing expenses increased $1.9 million to $5.7 million for the three months ended June 30, 2008 from $3.8 million for the three months ended June 30, 2007. The increase is primarily due to an increase in sales personnel from 55 employees as of June 30, 2007 to 88 employees as of June 30, 2008 and an increase in sales commissions paid for bookings. We expect our sales and marketing expenses to remain steady on a quarterly basis for the foreseeable future.

Depreciation and Amortization Expenses.  Depreciation and amortization expense increased $1.9 million to $5.6 million for the three months ended June 30, 2008 from $3.7 million for the three months ended June 30, 2007. The increase is the result of necessary capital expenditures to support our business growth and the acquisition of a managed web hosting services provider in May 2007.

Change in Fair Value of Derivatives.  For the three months ended June 30, 2008, we recognized income of $5.6 million due to the changes in the fair values of our derivatives which was mainly related to our two interest rate swap agreements which became effective March 31, 2008. The estimated fair value of these interest rate swap agreements assumes that LIBOR rates will increase to 4.5% over the next 30 months. LIBOR rate was 3.6% as of June 30, 2008.

Interest Income.  Interest income decreased $0.3 million to $0.6 million for the three months ended June 30, 2008 from $0.9 million for the three months ended June 30, 2007. This decrease was primarily the result of a decrease in the cash and cash equivalents balances.

Liquidity and Capital Resources

As of June 30, 2008, our principal source of liquidity was our $72.3 million in unrestricted cash and cash equivalents and our $35.5 million in accounts receivable. The terms of the First and Second Lien Agreement prohibit us from having cash and cash equivalents less than $10.0 million at any time.

Our 6.625% Senior Convertible Notes and our Series B Notes are presented as current liabilities in the accompanying condensed consolidated balance sheet. Our plan, however, is to offer bondholders to exchange current notes for new notes with an extended term. If we are not able to extend these notes, we will have to repay them, which could restrict our ability to fund future capital projects and grow our business.

We anticipate that the remaining cash and our anticipated cash flows generated from operations, will be sufficient to meet our capital expenditures, working capital, debt service and corporate overhead requirements in connection with our currently identified business objectives. We are anticipating capital expenditures of approximately $80.0 million for the fiscal year ended March 31, 2009, with the majority related to the completion of the first phase of our data center campus in Virginia and to the start up of our expansion in Silicon Valley. The remaining capital expenditures will be used to support our infrastructure in Miami and improve our technology and service delivery platforms. Capital expenditures for the three months ended June 30, 2008 amounted to $41.7 million.

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

Sources and Uses of Cash

Cash provided by operations for the three months ended June 30, 2008 was approximately $17.7 million as compared to cash used in operations of $14.6 million for the three months ended June 30, 2007. The increase in cash provided by operations is mainly due to the timing of vendor payments and collection from customers.

Cash used in investing activities for the three months ended June 30, 2008 was $41.7 million compared to cash used in investing activities of $73.8 million for the three months ended June 30, 2007, a decrease of $32.1 million. This decrease is primarily due to the cash used in the acquisition of a hosting services provider in May 2007 offset by higher capital expenditures related our expansion in Virginia during the three months ended June 30, 2008.

Cash used in financing activities for the three months ended June 30, 2008 was $0.6 million compared to cash provided by financing activities of $3.7 million for the three months ended June 30, 2007, a decrease of $4.3 million. The decrease in cash in financing activities is primarily due to proceeds received of 608,500 shares of our common stock in April 2007, pursuant to the underwriter’s exercise of their over-allotment option of the 11,000,000 shares we sold in our March 2007 offering.

Debt Obligations

Senior Secured Credit Facilities

On July 31, 2007, we entered into term loan financing arrangements in the aggregate principal amount of $250.0 million. The financing is composed of two term loan facilities, including a $150.0 million first lien credit agreement among Terremark Worldwide, Inc. as borrower, Credit Suisse, as administrative agent and collateral agent, Societe Generale, as syndication agent and the lenders from time to time party thereto, and a $100.0 million second lien credit agreement among Terremark Worldwide, Inc., as borrower and Credit Suisse as administrative agent and collateral agent. Credit Suisse Securities (USA) LLC acted as sole bookrunner and sole lead arranger for each credit agreement. A portion of the loan proceeds were used to satisfy and pay all of our outstanding secured indebtedness, including (i) the $30 million of our senior secured notes held by Falcon Mezzanine Partners, LP and affiliates of AlpInvest, N.V., (ii) the $10 million of “Series A” senior subordinated secured notes held by Credit Suisse, (iii) the $13,250,000 capital lease facility provided to us by Credit Suisse, of which $4.6 million was drawn at July 31, 2007 and (iv) the $49 million senior mortgage loan initially extended to us by Citigroup Global Markets Realty Corp and subsequently assigned to Wachovia Bank, N.A.. We paid prepayment premiums in amounts equal to $1,641,021 and $1,122,251 to the Falcon investors and Wachovia, respectively, in connection with these financing transactions.

Interest on the loans will be determined based on an adjusted Eurodollar rate plus 375 basis points, in the case of the First Lien Agreement, and 775 basis points, in the case of the Second Lien Agreement, or at a rate based on the federal funds rate plus 275 basis points, in the case of the First Lien Agreement, or 675 basis points, in the case of the Second Lien Agreement, at our election. With respect to the loans extended under the Second Lien Agreement, within the first two years following the closing date of the financing, we may elect to capitalize and add to the principal of such loans interest to the extent of 450 basis points of the Eurodollar rate loans or 350 basis points of the federal funds rate loans. On February 8, 2008, we entered into two interest rate swap agreements, in accordance with the provisions of the Senior Secured Credit Facilities. One of the interest rate swap agreements was effective March 31, 2008 for a notional amount of $148.0 million and a fixed interest rate of 2.999%. Interest payments on this swap are due on the last day of each March, June, September and December commencing on June 30, 2008 and ending on December 31, 2010. The second interest rate swap hedge agreement entered into is effective on July 31, 2008 for a notional amount of $102.0 million and a fixed interest rate of 3.067%. Interest payments on this swap are due on the last day of each January, April, July and October commencing on October 31, 2008 and ending on January 31, 2011. The interest rate swap agreements serve as an economic hedge against increases in interest rates and have not been designated as hedges for accounting purposes.

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

We may redeem some or all of the 9% senior convertible notes for cash at any time if the closing price of our common shares has exceeded 200% of the applicable conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date we mail the redemption notice. If the Company redeems the notes during the twelve month period commencing on June 15, 2008, the redemption price equals 102.25%, of their principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus an amount equal to 50% of all remaining scheduled interest payments on the 9% senior convertible notes from, and including, the redemption date through the maturity date.

On May 2, 2007, we completed a private exchange offer with a limited number of holders for $57.2 million aggregate principal amount of our outstanding 9% senior convertible notes in exchange for an equal aggregate principal amount of our newly issued 6.625% Senior Convertible Notes due 2013. See “6.625% Senior Convertible Notes” below.

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

Debt Covenants

The provisions of our debt contain a number of covenants that limit or restrict our ability to incur more debt or liens, pay dividends, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or use asset sale proceeds, make acquisitions or investments, enter into hedging activities, make capital expenditures and repurchase stock, subject to financial measures and other conditions. In addition, the new credit facilities include financial covenants based on the most recently ended four fiscal quarters such as such as maintaining a certain; (a) maximum leverage ratios regarding the Company’s consolidated funded indebtedness; (b) maximum leverage ratios with respect to the First Lien indebtedness; (c) minimum interest coverage ratios and; (d) capital expenditures not to exceed specified amounts. The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default under our debt and could trigger acceleration of repayment. As of June 30, 2008, we were in compliance with all covenants under the debt agreements, as applicable.

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

The following table represents the minimum future operating and capital lease payments for these commitments, as well as the combined aggregate maturities (principal, interest and maintenance) for the following obligations for each of the fiscal years ended:

	Capital Lease	Operating	Convertible	Mortgage
	Obligations	Leases	Debt	Payable	Total

2009 (nine months remaining)	$1,456,995	$8,539,842	$3,202,095	$14,091,859	$27,290,791
2010	1,504,968	10,800,426	38,224,806	20,852,656	71,382,856
2011	744,974	8,639,241	3,788,970	23,290,146	36,463,331
2012	197,390	7,959,293	3,788,970	23,216,588	35,162,241
2013	—	7,691,911	3,788,970	267,796,662	279,277,543
2014 and thereafter	—	51,999,084	59,086,486	—	111,085,570

	$3,904,327	$95,629,797	$111,880,297	$349,247,911	$560,662,332

See Liquidity above.

Litigation

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

At June 30, 2008, our exposure to market risk related primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of short-term fixed interest rate securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material impact on the fair value of our investment portfolio.

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

Our 9% Senior Convertible Notes, 6.625% Senior Convertible Notes and our Senior Secured Notes have fixed interest rates and, accordingly, are not exposed to market risk resulting from changes in interest rates. However, the fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair market value of the fixed interest rate debt but do not impact our earnings or cash flows. In addition, the interest on the Senior Secured Credit Facilities is determined based on an adjusted Eurodollar rate plus 375 basis points, in the case of the First Lien Agreement, and 775 basis points, in the case of the Second Lien Agreement, or at a rate based on the federal funds rate plus 275 basis points, in the case of the First Lien Agreement, or 675 basis points, in the case of the Second Lien Agreement, at our election. On February 8, 2008, we entered into two interest rate swap agreements, in accordance with the provisions of the Senior Secured Credit Facilities. One of the interest rate swap agreements was effective March 31, 2008 for a notional amount of $148.0 million and a fixed interest rate of 2.999%. Interest payments on this swap are due on the last day of each March, June, September and December commencing on June 30, 2008 and ending on December 31, 2010. The second interest rate swap agreement entered into is effective on July 31, 2008 for a notional amount of $102.0 million and a fixed interest rate of 3.067%. Interest payments on this swap are due on the last day of each January, April, July and October commencing on October 31, 2008 and ending on January 31, 2011. The interest rate swap agreements serve as an economic hedge against increases in interest rates and have not been designated as hedges for accounting purposes.

Our carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable approximations of their fair value.

For the three months ended June 30, 2008, approximately 86% of our recognized revenue has been denominated in U.S. dollars, generated mostly from customers in the U.S., and our exposure to foreign currency exchange rate fluctuations has been minimal. In the future, a larger portion of our revenues may be derived from operations outside of the U.S. and may be denominated in foreign currency. As a result, future operating results or cash flows could be impacted due to currency fluctuations relative to the U.S. dollar.

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

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, Terremark carried out an evaluation, under the supervision and with the participation of Terremark’s management, including Terremark’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Terremark’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2008, Terremark’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed in the reports Terremark files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

(b)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In the ordinary course of conducting our business, we become involved in various other legal actions and other claims. Litigation is subject to many uncertainties and we may be unable to accurately predict the outcome of individual litigated matters. Some of these matters possibly may be decided unfavorably to us. Currently, we have some routine litigation, including collection-related litigation, ongoing in the ordinary course of business. Management believes that the ultimate liability, if any, with respect to these matters will not be material.

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

We have incurred substantial losses in the past, may continue to incur additional losses in the future.

For the three months ended June 30, 2008, we had net income of $2.1 million. For the years ended March 31, 2008, 2007, and 2006, we incurred net losses of $42.2 million, $15.0 million and $37.1 million, respectively. The net loss for the year ended March 31, 2008 included a $26.9 million non-cash loss on the early extinguishment of debt. The net income for the three months ended June 30, 2008 included a $5.6 million non-cash gain on change in fair value of derivatives. Although we believe we are approaching a position of producing net income in the foreseeable future, we are also currently investing heavily in our expansion plans in Virginia and California. As a result, we will incur higher depreciation and other operating expenses that will negatively impact our ability to achieve and sustain profitability unless and until these new facilities generate enough revenue to exceed their operating costs and cover additional overhead needed to scale our business to this anticipated growth. Although our goal is to achieve profitability, there can be no guarantee that we will become profitable, and we may continue to incur additional losses. Even if we achieve profitability, given the competitive nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

During the three months ended June 30, 2008, revenues under contracts with agencies of the U.S. federal government constituted approximately 15% of our revenues. Generally, U.S. government contracts are subject to oversight audits by government representatives, to profit and cost controls and limitations, and to provisions permitting modification or termination, in whole or in part, without prior notice, at the government’s convenience. In some cases, government contracts are subject to the uncertainties surrounding congressional appropriations or agency funding. Government contracts are also subject to specific procurement regulations. Failure to comply with these regulations and requirements could lead to suspension or debarment from future government contracting for a period of time, which could limit our growth prospects and adversely affect our business, results of operations and financial condition. Government contracts typically have an initial term of one year. Renewal periods are exercisable at the discretion of the U.S. government. We may not be successful in winning contract awards or renewals in the future. Our failure to renew or replace U.S. government contracts when they expire could have a material adverse effect on our business, financial condition, or results of operations.

We derive a significant portion of our revenues from a few clients; accordingly, a reduction in our clients’ demand for our services or the loss of clients could impair our financial performance.

During the three months ended June 30, 2008 and 2007, we derived approximately 15% and 19%, respectively, of our revenues from agencies of the federal government. During the year ended March 31, 2008, we derived approximately 16% of our revenues from agencies of the federal government. Because we derive a large percentage of our revenues from a few major customers, our revenues could significantly decline if we lose one or more of these customers or if the amount of business we obtain from them is reduced.

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

For the three months ended June 30, 2008, 14% of our total revenue was generated in countries outside of the United States. Some risks inherent in conducting business internationally include:

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

Our common stock trades on the NASDAQ Global Market. The NASDAQ requires companies to fulfill specific requirements in order for their shares to continue to be listed. Our securities may be considered for delisting if:

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

The market for our equity securities has been extremely volatile (ranging from $4.64 per share to $8.14 per share during the 52-week trading period ending June 30, 2008). Our stock price could suffer in the future as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter. The factors that could cause the price of our common stock in the public market to fluctuate significantly include the following:

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

The sale or availability for sale of substantial amounts of our common stock could adversely impact its price. Our certificate of incorporation authorizes us to issue 100,000,000 shares of common stock. On June 30, 2008, there were approximately 59.2 million shares of our common stock outstanding and approximately 15.0 million shares of our common stock reserved for issuance pursuant to our 9% Senior Convertible Notes, 6.625% Senior Convertible Notes, Series B Notes, Series I convertible preferred stock, options, nonvested stock and warrants to purchase our common stock, which consist of:

•	2,324,800 shares of our common stock reserved for issuance upon conversion of our 9% Senior Convertible Notes;

•	4,575,200 shares of our common stock reserved for issuance upon conversion of our 6.625% Senior Convertible Notes;

•	491,400 shares of our common stock reserved for issuance upon conversion of our Series B Notes;

•	1,067,367 shares of our common stock reserved for issuance upon conversion of our Series I convertible preferred stock;

•	2,300,271 shares of our common stock issuable upon exercise of options;

•	1,892,045 shares of our nonvested stock; and

•	2,364,187 shares of our common stock issuable upon exercise of warrants.

Accordingly, a substantial number of additional shares of our common stock are likely to become available for sale in the foreseeable future, which may have an adverse impact on our stock price.

Our common shares are thinly traded and, therefore, relatively illiquid.

As of June 30, 2008, we had 59,237,269 common shares outstanding. While our common shares trade on the NASDAQ, our stock is thinly traded (approximately 0.4%, or 240,000 shares, of our stock traded on an average daily basis during the 52 week trading period ended June 30, 2008) and you may have difficulty in selling your shares quickly. The low trading volume of our common stock is outside of our control, and may not increase in the near future or, even if it does increase in the future, may not be maintained.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of August, 2008.

TERREMARK WORLDWIDE, INC.

By:	/s/ MANUEL D. MEDINA
Manuel D. Medina
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2008

By:	/s/ JOSE A. SEGRERA
Jose A. Segrera
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 11, 2008