Form 10-Q
period 2008-09-30
TERREMARK WORLDWIDE INC.
filed 2008-11-10
CIK 912890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerated Filer ☐     Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class	Outstanding at October 31, 2008

Common stock, $0.001 par value per share	59,520,841 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2008	2008

ASSETS
Current assets:
Cash and cash equivalents	$58,781,462	$96,989,932
Restricted cash	1,886,215	755,386
Accounts receivable, net	31,606,550	44,048,075
Current portion of capital lease receivable	692,978	1,860,745
Prepaid expenses and other current assets	10,590,571	8,493,424

Total current assets	103,557,776	152,147,562
Restricted cash	1,533,144	1,585,234
Property and equipment, net	283,882,758	231,674,274
Debt issuance costs, net	8,263,986	9,869,503
Other assets	9,411,170	6,901,083
Capital lease receivable, net of current portion	432,493	345,074
Intangibles, net	14,204,586	15,417,502
Goodwill	86,139,201	85,919,431

Total assets	$507,425,114	$503,859,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of mortgage payable and capital lease obligations	$4,235,586	$2,999,741
Accounts payable and other current liabilities	59,879,510	57,947,054
Current portion of convertible debt	30,638,640	—

Total current liabilities	94,753,736	60,946,795
Mortgage payable, less current portion	250,951,380	249,222,856
Convertible debt, less current portion	57,192,000	86,284,017
Deferred rent and other liabilities	9,759,983	9,729,736
Deferred revenue	8,133,079	7,154,424

Total liabilities	420,790,178	413,337,828

Commitments and contingencies	—	—

Stockholders’ equity:
Series I convertible preferred stock: $.001 par value, 312 shares issued and outstanding (liquidation value of approximately $7.8 million)	1	1
Common stock: $.001 par value, 100,000,000 shares authorized; 59,436,090 and 59,172,022 shares issued and outstanding	59,436	59,172
Common stock warrants	11,102,238	11,216,638
Additional paid-in capital	424,043,572	420,550,532
Accumulated deficit	(348,456,020)	(342,425,836)
Accumulated other comprehensive (loss) income	(70,475)	1,169,241
Note receivable	(43,816)	(47,913)

Total stockholders’ equity	86,634,936	90,521,835

Total liabilities and stockholders’ equity	$507,425,114	$503,859,663

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$115,697,296	$80,609,055	$59,581,091	$45,368,485

Expenses
Cost of revenues, excluding depreciation and amortization	67,216,762	44,251,745	35,130,079	25,304,099
General and administrative	19,949,777	14,853,867	10,999,927	8,515,842
Sales and marketing	12,478,059	9,332,663	6,758,551	5,490,687
Depreciation and amortization	12,547,580	8,346,961	6,904,435	4,639,156

Operating expenses	112,192,178	76,785,236	59,792,992	43,949,784

Income (loss) from operations	3,505,118	3,823,819	(211,901)	1,418,701

Other (expenses) income
Change in fair value of derivatives	4,152,883	1,604,444	(1,481,083)	91,103
Interest expense	(13,647,148)	(15,510,223)	(6,596,049)	(8,700,169)
Interest income	754,964	2,319,865	207,383	1,397,534
Other financing charges	—	(1,173,079)	—	(1,173,079)
Loss on early extinguishment of debt	—	(26,949,577)	—	(8,451,131)

Total other expenses	(8,739,301)	(39,708,570)	(7,869,749)	(16,835,742)

Loss before income taxes	(5,234,183)	(35,884,751)	(8,081,650)	(15,417,041)
Income taxes	796,001	386,848	93,926	102,846

Net loss	(6,030,184)	(36,271,599)	(8,175,576)	(15,519,887)
Preferred dividend	(390,500)	(403,563)	(195,250)	(201,438)

Net loss attributable to common stockholders	$(6,420,684)	$(36,675,162)	$(8,370,826)	$(15,721,325)

Net loss per common share:
Basic and diluted	$(0.11)	$(0.63)	$(0.14)	$(0.27)

Weighted average common shares outstanding — basic and diluted	59,245,070	57,775,385	59,304,267	58,377,364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

		Common
		Stock Par					Accumulated
	Preferred	Value $.001		Common	Additional		Other
	Stock	Issued		Stock	Paid-In	Accumulated	Comprehensive	Notes
	Series I	Shares	Amount	Warrants	Capital	Deficit	Income (loss)	Receivable	Total

Balance at March 31, 2008	$1	59,172,022	$59,172	$11,216,638	$420,550,532	$(342,425,836)	$1,169,241	$(47,913)	$90,521,835
Components of comprehensive loss:
Net loss	—	—	—	—	—	(6,030,184)	—	—	(6,030,184)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,239,716)	4,097	(1,235,619)

Total comprehensive loss	—	—	—	—	—	—	—	—	(7,265,803)
Settlement of share-based awards	—	248,562	249	—	1,471,239	—	—	—	1,471,488
Expiration of warrants	—	—	—	(114,400)	114,400	—	—	—	—
Exercise of stock options	—	900	—	—	3,114	—	—	—	3,114
Conversion of preferred stock	—	—	—	—	—	—	—	—	—
Accrued dividends on preferred stock	—	—	—	—	(390,500)	—	—	—	(390,500)
Issuance of nonvested stock	—	14,606	15	—	(15)	—	—	—	—
Share-based compensation	—	—	—	—	2,294,802	—	—	—	2,294,802

Balance at September 30, 2008	$1	59,436,090	$59,436	$11,102,238	$424,043,572	$(348,456,020)	$(70,475)	$(43,816)	$86,634,936

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(6,030,184)	$(36,271,599)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,547,580	8,346,961
Change in fair value of derivatives	(4,152,883)	(1,604,444)
Loss on early extinguishment of debt	—	26,949,577
Accretion on debt, net	1,639,373	1,848,079
Amortization of discount on notes payable	—	662,082
Amortization of debt issue costs	1,063,893	626,092
Provision for doubtful accounts	1,063,647	476,295
Interest payment in kind on notes and mortgage payable	2,385,774	1,774,088
Share-based compensation	3,157,769	1,554,654
(Increase) decrease in:
Accounts receivable	11,277,878	(8,005,435)
Capital lease receivable, net of unearned interest	1,096,046	1,130,184
Restricted cash	(1,078,740)	775,199
Prepaid expenses and other assets	(1,531,788)	(867,426)
Increase (decrease) in:
Accounts payable and other current liabilities	2,222,627	(8,379,125)
Deferred revenue	2,428,417	1,302,984
Deferred rent and other liabilities	760,618	237,480

Net cash provided by (used in) operating activities	26,850,027	(9,444,354)
Cash flows from investing activities:
Purchase of property and equipment	(63,285,604)	(25,659,777)
Acquisition of Data Return, LLC net of cash acquired	—	(70,323,546)

Net cash used in investing activities	(63,285,604)	(95,983,323)
Cash flows from financing activities:
Payment on loans and mortgage payable	(375,000)	(99,795,487)
Payments of preferred stock dividends	(390,500)	(403,563)
Payments of debt issuance costs	(61,061)	(8,787,645)
Proceeds from issuance of mortgage payable	—	249,500,000
Proceeds from issuance of common stock	—	4,404,727
Payments under capital lease obligations	(949,448)	(805,360)
Proceeds from exercise of warrants	3,116	268,664

Net cash (used in) provided by financing activities	(1,772,893)	144,381,336

Net (decrease) increase in cash and cash equivalents	(38,208,470)	38,953,659
Cash and cash equivalents at beginning of period	96,989,932	105,090,779

Cash and cash equivalents at end of period	$58,781,462	$144,044,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization

Terremark Worldwide, Inc. and subsidiaries (“Terremark” or the “Company”) is a leading operator of integrated Tier-1 Internet exchanges and a global provider of managed IT infrastructure solutions for the government and commercial sectors. Terremark delivers its portfolio of services from nine locations in the U.S., Latin America and Europe. Terremark’s flagship facility, the NAP of the Americas, located in Miami, Florida is its model for carrier-neutral Internet exchanges and is designed and built to disaster-resistant standards with maximum security to house mission-critical systems infrastructure.

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

Revenue recognition and allowance for bad debts

Revenues principally consist of monthly recurring fees for colocation, exchange point, managed and professional services. Colocation revenues also include monthly rental income for unconditioned space in the NAP of the Americas. Revenues from colocation, exchange point services, and hosting, as well as rental income for unconditioned space, are recognized ratably over the term of the contract. Installation fees and related direct costs are deferred and recognized ratably over the expected life of the customer installation which is estimated to be 36 to 48 months. Managed and professional services are recognized in the period in which the services are provided. Revenues also include equipment resales which are recognized in the period in which the equipment is delivered, title transfers and is accepted by the customer. Revenue from contract

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settlements is generally recognized when collectability is reasonably assured and no remaining performance obligation exists. Taxes collected from customers and remitted to the government are excluded from revenues.

In accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), when more than one element such as equipment, installation and colocation services are contained in a single arrangement, the Company allocates revenue between the elements based on acceptable fair value allocation methodologies, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand alone basis and there is objective and reliable evidence of the fair value of the undelivered items. The fair value of the undelivered elements is determined by the price charged when the element is sold separately, or in cases when the item is not sold separately, by using other acceptable objective evidence. Management applies judgment to ensure appropriate application of EITF 00-21, including the determination of fair value for multiple deliverables, determination of whether undelivered elements are essential to the functionality of delivered elements, and timing of revenue recognition, among others. For those arrangements where the deliverables do not qualify as a separate unit of accounting, revenue from all deliverables are treated as one accounting unit and recognized ratably over the term of the arrangement.

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

The Company sells certain third-party service contracts and software assurance or subscription products and evaluates whether the subsequent sales of such services should be recorded as gross revenues or net revenues in accordance with the revenue recognition criteria outlined in Staff Accounting Bulletin No. 104, EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” The Company determines whether its role is that of a principal in the transaction and therefore assumes the risks and rewards of ownership or if its role is acting as an agent or broker. Under gross revenue recognition, the entire selling price is recorded as revenue and the cost to the third-party service provider or vendor is recorded as cost of revenues, product and services. Under net revenue recognition, the cost to the third-party service provider or vendor is recorded as a reduction of revenue resulting in net revenue equal to the gross profit on the transaction and there is no cost of revenue.

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

Significant concentrations

Agencies of the federal government accounted for revenues of approximately 17% and 19% for the six and three months ended September 30, 2008, respectively. Agencies of the federal government accounted for approximately 17% and 15% for the six and three months ended September 30, 2007, respectively. No other customer accounted for more than 10% of revenues for the six and three months ended September 30, 2008 and 2007.

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

Stock-based compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). The fair value of stock option and nonvested stock awards with only service conditions, which are subject to graded vesting, are expensed on a straight-line basis over the vesting period of the awards.

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

Earnings (loss) per share

The Company’s 9% Senior Convertible Notes and 6.625% Senior Convertible Notes (collectively, the “Senior Convertible Notes”) contain contingent interest provisions which allow the holders of the Senior Convertible Notes to participate in any dividends declared on the Company’s common stock. Further, the Company’s Series I convertible preferred stock contains participation rights which entitle the holders to receive dividends in the event the Company declares dividends on its common stock. Accordingly, the Senior Convertible Notes and the Series I convertible preferred stock are considered participating securities.

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

Other comprehensive loss

Other comprehensive loss presents a measure of all changes in stockholder’s equity except for changes resulting from transactions with stockholders in their capacity as stockholders. Other comprehensive loss, which consists of net income and foreign currency translation adjustments, is presented in the accompanying condensed consolidated statement of changes in stockholders’ equity.

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

Construction in progress

Construction in progress is stated at its original cost and includes direct and indirect expenditures for the construction and expansion associated with the NAP of the Capital Region in Virginia, upgrades to support our infrastructure in Miami and expansion in Silicon Valley. In addition, the Company has capitalized certain interest costs during the construction phase. Once an expansion project becomes operational, these capitalized costs are allocated to certain property and equipment categories and are depreciated at the appropriate rates consistent with the estimated useful life of the underlying assets. Interest incurred is capitalized in accordance with SFAS No. 34, “Capitalization of Interest Costs.” The following table sets forth total interest cost incurred and total interest cost capitalized:

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Interest expense	$13,647,148	$15,510,223	$6,596,049	$8,700,169
Interest capitalized	3,497,693	106,150	2,038,947	63,767

Interest charges incurred	$17,144,841	$15,616,373	$8,634,996	$8,763,936

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill represents the carrying amount of the excess purchase price over the fair value of identifiable net assets acquired in conjunction with (i) the April 2000 acquisition of a corporation holding rights to develop and manage facilities catering to the telecommunications industry, (ii) the September 2005 acquisition of a managed hosting services provider in Europe, (iii) the May 2007 acquisition of a managed hosting services provider in the United States and (iv) the January 2008 acquisition of a disaster recovery and business continuity provider in the United States. The Company performs the annual test for impairment for the goodwill acquired in 2000, 2007 and 2008 in the fourth quarter of the fiscal year. The Company performed the annual test for impairment for the goodwill acquired in 2005, in the second quarter of the fiscal year and concluded there was no impairment.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the fair values of our financial assets (liabilities) as of September 30, 2008:

	Fair value at
	September 30,	Fair value measurement using
	2008	Level 1	Level 2	Level 3

Money market fund	$30,853,274	$30,853,274	$—	$—
Interest rate swap	2,158,464	—	2,158,464	—
Embedded derivatives	(374,252)	—	—	(374,252)

	$32,637,486	$30,853,274	$2,158,464	$(374,252)

The following is a description of the valuation methodologies used for these items, as well as the general classification of such items pursuant to the fair value hierarchy of SFAS No. 157:

Money market fund instruments— these instruments are valued using quoted prices for identical instruments in active markets. Therefore, the instruments are classified within Level 1 of the fair value hierarchy. These money market funds are included in cash and cash equivalents.

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

The Company recognizes the impact of a tax position if that position is more likely than not to be sustained based on the technical merits of the position. Amounts of interest and penalties, if any, related to unrecognized tax positions are recorded as income tax expense.

The Company has not been audited by the Internal Revenue Service or applicable state tax authorities for the following open tax periods: the years ended March 31, 2008 and 2007. Net operating loss carryovers incurred in years prior to 2004 are subject to audit in the event they are utilized in subsequent years.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirement for SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company as of April 1, 2009. The Company is currently evaluating the impact SFAS No. 161 will have on its financial statement disclosures.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. This FSP is effective for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FSP FAS 142-3 will have on its financial position, results of operations and cash flows.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of FSP APB 14-1 will have on its financial position, results of operations and cash flows.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Acquisitions

On January 24, 2008, the Company acquired all of the outstanding common stock of a company in the business of assisting government and commercial customers architect and implement data storage, data protection and data availability systems. The purchase price of $2.9 million was comprised of $0.8 million in cash and 390,000 shares of the Company’s common stock with a fair value of $2.1 million. The fair value of the Company’s stock was determined using the five-day trading average price of the Company’s common stock for two days before and after the date the transaction was finalized. The purchase price was allocated to the tangible assets acquired and liabilities assumed based on their respective fair values and any excess was allocated to goodwill. There were no significant identifiable intangible assets. In addition, during June 2008, the purchase price allocation was adjusted by decreasing accounts receivable and increasing goodwill by $0.1 million. The following summarizes the allocation of the purchase price as of September 30, 2008:

Cash and cash equivalents	$109,248
Accounts receivable	2,122,035
Inventory	763,970
Goodwill	3,021,269
Accounts payable and accrued expenses	(3,148,327)

Net assets acquired	$2,868,195

4.	Accounts Receivable

	September 30,	March 31,
	2008	2008

Accounts receivable, net, consists of:
Accounts receivable	$23,487,072	$36,371,552
Unbilled revenue	9,364,410	8,667,031
Allowance for doubtful accounts	(1,244,932)	(990,508)

	$31,606,550	$44,048,075

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Unbilled revenue consists of revenues earned for which the customer has not been billed.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Prepaid Expenses and Other Assets

	September 30,	March 31,
	2008	2008

Prepaid expenses and other assets consists of:
Prepaid expenses	$3,728,176	$3,090,786
Deferred installation costs	6,927,114	5,571,544
Deposits	4,247,300	3,646,384
Deferred rent receivable	1,184,259	1,085,872
Interest and other receivables	356,713	424,355
Interest rate swap, at fair value	2,158,464	—
Other	1,399,715	1,575,566

	20,001,741	15,394,507
Less: current portion	(10,590,571)	(8,493,424)

	$9,411,170	$6,901,083

6.	Property and Equipment

	September 30,	March 31,
	2008	2008

Property and equipment, net, consists of:
Land	$24,172,193	$24,172,193
Building	95,362,722	55,335,724
Building and leasehold improvements	65,463,616	64,925,402
Machinery and equipment	96,305,795	56,001,931
Office equipment, furniture and fixtures	43,633,547	29,793,591
Construction in progress	23,213,200	54,677,025

	348,151,073	284,905,866
Less: accumulated depreciation and amortization	(64,268,315)	(53,231,592)

	$283,882,758	$231,674,274

Depreciation and amortization expense was $12.5 million and $6.9 million for the six and three months ended September 30, 2008, respectively. Depreciation and amortization expense was $8.3 million and $4.6 million for the six and three months ended September 30, 2007, respectively.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Intangibles

	Amortization	September 30,	March 31,
	Period (years)	2008	2008

Intangibles, net, consist of:
Customer base	8-10	$8,300,000	$8,300,000
Technology	4-5	6,400,000	6,400,000
Trademarks	—	4,100,000	4,100,000
Non-compete agreements	3	100,000	100,000

		18,900,000	18,900,000
Accumulated amortization		(4,695,414)	(3,482,498)

		$14,204,586	$15,417,502

The Company expects to record amortization expense associated with these intangible assets as follows for each of the fiscal years ended:

	Customer		Non-Compete
	Base	Technology	Agreements

2009 (six months remaining)	$496,250	$700,000	$16,667
2010	992,500	1,295,714	33,333
2011	992,500	800,000	5,000
2012	992,500	800,000	—
2013	992,500	120,000	—
2014 and thereafter	1,867,622	—	—

	$6,333,872	$3,715,714	$55,000

Amortization of intangibles was $1.2 million and $0.6 million for the six and three months ended September 30, 2008, respectively. Amortization of intangibles was $1.0 million and $0.6 million for the six and three months ended September 30, 2007, respectively.

8.	Accounts Payable and Other Current Liabilities

	September 30,	March 31,
	2008	2008

Accounts payable and other current liabilities consists of:
Accounts payable	$27,667,206	$29,383,405
Accrued expenses	16,881,249	17,246,649
Current portion of deferred revenue	6,373,464	6,320,659
Interest payable	5,482,993	2,884,780
Customer prepayments	3,474,598	2,111,561

	$59,879,510	$57,947,054

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Mortgage Payable

	September 30,	March 31,
	2008	2008

Mortgage payable consists of:
First Lien Credit Agreement, face value of $150 million, due August 15, 2012. Principal of $375,000 is payable quarterly. Interest is payable monthly at Eurodollar plus 3.75% at the election of the Company. (Effective interest rate of 8.6% and 7.6%)	$147,881,171	$148,188,463
Second Lien Credit Agreement, face value of $100 million, due February 2, 2013. Interest is payable at Eurodollar plus 7.75% at the election of the Company. (Effective interest rate of 11.7% and 12.1%)	104,945,209	102,534,393

	252,826,380	250,722,856
Less: current portion	(1,875,000)	(1,500,000)

	$250,951,380	$249,222,856

On July 31, 2007, the Company entered into term loan financing arrangements in the aggregate principal amount of $250 million, composed of two term loan facilities, a $150 million first lien credit agreement (“First Lien Agreement”) and a $100 million second lien credit agreement (“Second Lien Agreement”) (collectively, the “Credit Agreements”) among the Company, as borrower and Credit Suisse as principal agent in the First Lien Agreement and as administrative agent and collateral agent in the Second Lien Agreement and the lenders from time to time party thereto (initially Credit Suisse and Tennenbaum Capital Partners, LLC). Interest on the First Lien Agreement will be based, at the periodic election of the Company, on an adjusted Eurodollar rate plus 3.75% or at a rate based on the federal funds rate plus 2.75%. Interest on the Second Lien Agreement will be based, at the periodic election of the Company, on an adjusted Eurodollar rate plus 7.75% or at a rate based on the federal funds rate plus 6.75%. With respect to the loans extended under the Second Lien Agreement, within the first two years, the Company may elect to capitalize and add to the principal of such loans interest to the extent of 4.5% of the Eurodollar rate loans or 3.5% of the federal funds rate loans. Principal payments of $375,000 are due quarterly on the First Lien Agreement and the principal for the Second Lien Agreement is due at maturity.

The provisions of the Credit Agreements contain a number of covenants that limit or restrict the Company’s ability to incur more debt or liens, pay dividends, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or use asset sale proceeds, make acquisitions or investments, enter into hedging activities, make capital expenditures and repurchase stock, subject to financial measures and other conditions. In addition, the Credit Agreements include financial covenants based on the most recently ended four fiscal quarters such as maintaining certain; (a) maximum leverage ratios regarding the Company’s consolidated funded indebtedness; (b) maximum leverage ratios with respect to the First Lien indebtedness; (c) minimum interest coverage ratios and; (d) incur capital expenditures not to exceed specified amounts. The breach of any of these covenants could result in a default and could trigger acceleration of repayment. In addition, the Company was required to enter into an interest rate swap. See Note 11.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Convertible Debt

	September 30,	March 31,
	2008	2008

Convertible debt consists of:
9% Senior Convertible Notes, face value of $29.1 million, due June 15, 2009, and convertible into shares of the Company’s common stock at $12.50 per share. Interest at 9% is payable semi-annually, on December 15 and June 15 (Effective interest rate of 26.5%)	$26,455,816	$24,834,645
6.625% Senior Convertible Notes, face value of $57.2 million, due June 15, 2013, and convertible into shares of the Company’s common stock at $12.50 per share. Interest at 6.625% is payable semi-annually, on December 15 and June 15 (Effective interest rate of 6.6%)	57,192,000	57,192,000
0.5% Senior Subordinated Convertible Notes, face value of $4.0 million, due June 30, 2009, and convertible into shares of the Company’s common stock at $8.14 per share. Interest at 0.5% is payable semi-annually, on December 1 and June 30 (Effective interest rate of 0.72%)	4,182,824	4,257,372

	87,830,640	86,284,017
Less: current portion	(30,638,640)	—

	$57,192,000	$86,284,017

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

The private exchange offer was an exchange of debt instruments as addressed in EITF No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”). In accordance with EITF 96-19, the exchange of $57.2 million of the 9% Senior Convertible Notes were accounted for as an early extinguishment of debt and the 6.625% Senior Convertible Notes were accounted for as new debt instruments and recorded at $57.2 million on the date of the transaction. The exchange of the 9% Senior Convertible Notes with the 6.625% Senior Convertible Notes resulted in a loss on the early extinguishment of debt of $18.5 million included in the twelve months ended March 31, 2008. The loss included $2.2 million of unamortized deferred financing costs, $13.3 million of the unamortized discount on the 9% Senior Convertible Notes and the write off of $10.8 million of the derivative liability associated with the 9% Senior Convertible Notes that was bifurcated and accounted for separately. In addition, the exchange results in a substantial premium of $13.7 million associated with the fair value of the 6.625% Senior Convertible Notes that was recorded as additional paid-in capital, in accordance with Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The Company determined the fair value of the 6.625% Senior Convertible Notes based on an option pricing model. Market data was used in the option pricing model to determine the volatility of the stock price of the Company, the interest rate term structure, the volatility of the interest rate and the correlation between the interest rate and the stock price.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company, at its option, may redeem all of the Series B Notes on any interest payment date after June 5, 2007 at a redemption price equal to (i) certain amounts set forth in the Indenture (expressed as percentages of the principal amount outstanding on the date of redemption), plus (ii) the amount (if any) by which the fair market value on such date of the common stock into which the Series B Notes are then convertible exceeds the principal amount of the Series B Notes on such date, plus (iii) accrued, but unpaid interest if redeemed during certain monthly periods following the closing date. The call option embedded in the Series B Notes was determined to be a derivative instrument to be considered separately from the debt and accounted for separately. As a result of the bifurcation of the embedded derivative, the carrying value of the Series B Notes at issuance was approximately $4.4 million. At September 30, 2008 and March 31, 2008, the unamortized premium was $0.1 million and $0.3 million, and the carrying value of the Series B Notes was approximately $4.2 million and $4.3 million, respectively.

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

The Company’s 9% Senior Convertible Notes contained three embedded derivatives that required separate valuation from the 9% Senior Convertible Notes: a conversion option that includes an early conversion incentive, an equity participation right and a takeover make whole premium due upon a change in control. The early conversion incentive expired on June 14, 2007. The Company applied the provisions of EITF No. 06-7 “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133” and determined that with the expiration of the early conversion incentive on June 14, 2007, the conversion feature no longer met the conditions that would require separate accounting as a derivative. As a result during fiscal year 2008, the Company reclassified $4.3 million of the embedded derivatives related to the conversion option, classified as liabilities, to additional paid in capital. This amount represented the fair value of such embedded derivative, at the time of the expiration of the early conversion incentive. The Company estimated that the embedded derivative, classified as liabilities, had an estimated fair value of $16.8 million on March 31, 2007. The Company recognized income of $1.5 million resulting from the change in the fair value of the conversion option prior to the expiration of the early conversion incentive on June 14, 2007, which was recorded in change in fair value of derivatives in the consolidated statements of operations for the year ended March 31, 2008.

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

The Company has estimated that the embedded derivatives within the 9% Senior Convertible Notes, the Series B Notes and the 6.625% Senior Convertible Notes amounted in the aggregate to a net liability of $0.4 million at September 30, 2008, a net liability of $0.8 million at June 30, 2008 and a net asset of $0.1 million at March 31, 2008. The resulting loss of $0.5 million and income of $0.4 million was included in the change in the fair value of derivatives in the accompanying condensed consolidated statement of operations for the six and three months ended September 30, 2008, respectively.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 8, 2008, the Company entered into two interest rate swap agreements as required under the provisions of the Credit Agreements discussed in Note 9. One of the interest rate swap agreements was effective March 31, 2008 for a notional amount of $148.0 million and a fixed interest rate of 2.999%. Interest payments on this instrument are due on the last day of each March, June, September and December, ending on December 31, 2010. The second interest rate swap agreement entered into was effective on July 31, 2008 for a notional amount of $102.0 million and a fixed interest rate of 3.067%. Interest payments on this instrument are due on the last day of each January, April, July and October commencing on October 31, 2008 and ending on January 31, 2011. The interest rate swap agreements serve as an economic hedge against increases in interest rates and have not been designated as hedges for accounting purposes. Accordingly, the Company accounts for these interest rate swap agreements on a fair value basis and adjusts these instruments to fair value and the resulting changes in fair value are charged to earnings. At September 30, 2008 and March 31, 2008, the fair value of the interest rate swap agreements was an asset of $2.2 million and a liability of $2.5 million, respectively. The resulting income of $4.7 million and loss of $1.9 million was included in the change in fair value of derivatives in the accompanying condensed consolidated statements of operations for the six and three months ended September 30, 2008, respectively.

12.	Deferred Rent and Other Liabilities

	September 30,	March 31,
	2008	2008

Deferred rent and other liabilities consists of:
Deferred rent	$4,498,580	$3,704,038
Interest rate swap, at fair value	—	2,466,370
Deferred tax liability	1,781,159	1,781,159
Other liabilities	3,480,244	1,778,169

	$9,759,983	$9,729,736

13.	Changes in Stockholders’ Equity

Issuance of Common stock

In April and July 2008, the Company issued to certain of its employees 248,562 shares of its common stock, valued at approximately $1.5 million, as settlement of share-based awards earned during fiscal year 2008.

Exercise of employee stock options

During the six months ended September 30, 2008, the Company issued 900 shares of its common stock in conjunction with the exercise of employee stock options. The exercise price of the options ranged from $2.87 to $5.10.

Issuance of nonvested stock

During the six months ended September 30, 2008, the Company issued 14,606 shares of common stock, relating to various employee grants of nonvested stock whose vesting restrictions lapsed.

Loans issued to employees

In connection with the acquisition of Dedigate, the Company extended loans to certain Dedigate employees to exercise their Dedigate stock options. The Dedigate shares received upon exercise of those options were then exchanged for shares of the Company’s common stock under the terms of the acquisition. The loans are evidenced by full recourse promissory notes, bear interest at 2.50% per annum, matured in August 2007 and are collateralized by the shares of stock acquired with the loan proceeds. The outstanding

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal balance on such loans, net of repayments, is reflected as a reduction to stockholders’ equity in the accompanying condensed consolidated balance sheets at September 30, 2008 and March 31, 2008. During October 2008, the Company received full payment for the extended loans from the respective employees.

14.	Loss Per Share

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods indicated:

	For the Six Months Ended		For the Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

9% Senior Convertible Notes	2,324,800	3,124,835	2,324,800	2,324,800
Early conversion incentive	—	219,732	—	—
Common stock warrants	2,360,787	2,364,187	2,357,487	2,364,187
Common stock options	2,276,297	2,356,452	2,274,864	2,356,452
Nonvested stock	1,602,412	490,222	1,875,687	490,222
Series I convertible preferred stock	1,067,367	1,075,681	1,067,367	1,073,717
6.625% Senior Convertible Notes	4,575,200	3,775,165	4,575,200	4,575,200
0.5% Senior Subordinated Convertible Notes	491,400	491,400	491,400	491,400

15.	Stock-based Compensation

Nonvested Awards

In accordance with SFAS No. 123(R), the Company records the intrinsic value of the nonvested stock as additional paid-in capital. Share-based compensation expense is recognized ratably over the applicable vesting period. As of September 30, 2008, the future compensation expense related to nonvested stock that will be recognized is approximately $8.7 million. The cost is expected to be recognized over a weighted average period of 2.2 years. The Company recognized approximately $2.0 million and $1.1 million of share-based compensation expense, associated with nonvested stock, for the six and three months ended September 30, 2008, respectively. The Company recognized $1.0 million and $0.8 million of share-based compensation expense, associated with nonvested stock, for the six and three months ended September 30, 2007. A summary of the Company’s nonvested stock, as of September 30, 2008 and changes during the six months ended September 30, 2008 is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value

Outstanding at April 1, 2008	799,745	$6.52
Granted	1,137,000	5.94
Vested	(14,606)	7.06
Forfeited	(62,810)	5.98

Outstanding at September 30, 2008	1,859,329	$6.00

16.	Related Party Transactions

Following is a summary of transactions for the six and three months ended September 30, 2008 and 2007 and balances with related parties included in the accompanying condensed consolidated balance sheet as of September 30, 2008 and March 31, 2008.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Six		For the Three
	Months Ended		Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Services purchased from related party	$60,444	$70,828	$30,216	$30,211
Interest income from shareholder	6,086	9,134	2,767	3,630
Services provided to Fusion	38,281	44,610	19,731	29,300
Services from directors	200,000	200,000	100,000	100,000

	September 30,	March 31,
	2008	2008

Other assets	$343,176	$387,658
Note receivable — related party	50,086	52,981

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

17.	Revenues

	For the Six Months Ended		For the Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues consist of:
Colocation	$39,091,697	$27,103,647	$20,221,909	$13,981,081
Managed and professional services	63,708,574	46,244,985	32,652,028	27,224,344
Exchange point services	7,664,739	5,888,158	3,967,044	3,086,775
Equipment resales	5,232,286	1,372,265	2,740,110	1,076,285

	$115,697,296	$80,609,055	$59,581,091	$45,368,485

Total arrangement consideration for managed web hosting solutions may include the procurement of equipment. Amounts allocated to equipment sold under these arrangements and included in managed and professional services were $3.2 million and $1.5 million for the six and three months ended September 30, 2008 and $1.7 million and $0.7 million for the six and three months ended September 30, 2007.

18.	Information About the Company’s Operating Segments

As of September 30, 2008 and March 31, 2008, the Company had two reportable business segments, data center operations and real estate services. The Company’s reportable segments are strategic business operations that offer different products and services. The data center operations segment provides Tier 1 NAP, Internet infrastructure and managed services in a data center environment. This segment provides NAP

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development and technology infrastructure buildout services. All other real estate activities are included in real estate services. The real estate services segment provides construction and property management services. The Company has not had any activity in the real estate segment since March 31, 2005.

19.	Supplemental Cash Flow Information

	For the Six Months Ended
	September 30,
	2008	2007

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amount capitalized	$7,052,938	$9,049,541
Cash paid for income taxes	709,885	—
Non-cash operating, investing and financing activities:
Assets acquired under capital leases	3,065,141	868,784
Cancellation and expiration of warrants	114,400	1,380,000
Non-cash preferred dividend	—	403,563
Net assets acquired in exchange for common stock	—	14,668,794
Changes in accrued property and equipment	1,806,531	2,139,522

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 based on our current expectations, assumptions, and estimates about us and our industry. These forward-looking statements involve risks and uncertainties. Words such as “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “will,” “may, “ and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. All statements other than statements of historical facts, including, among others, statements regarding our future financial position, business strategy, projected levels of growth, projected costs and projected financing needs, are forward-looking statements. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several important factors including, without limitation, that we may be further impacted by slowdowns, postponements or cancellations in our client’s businesses or deterioration in the financial condition of our clients, a history of losses, competitive factors, uncertainties inherent in government contracting, concentration of business with a small number of clients, the ability to service debt, substantial leverage, material weaknesses in our internal controls and our disclosure controls, energy costs, the interest rate environment, failure to successfully implement expansion plans or integrate acquired businesses into our operations, one-time events and other factors more fully described in “Risk Factors” and elsewhere in this report. The forward-looking statements made in this report relate only to events as of the date on which the statements are made. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely upon forward-looking statements as predictions of future events. Except as required by applicable law, including the securities laws of the United States, and the rules and regulations of the Securities and Exchange Commission, we do not plan and assume no obligation to publicly update or revise any forward-looking statements contained herein after the date of this report, whether as a result of any new information, future events or otherwise.

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

During the three months ended September 30, 2008, a significant impact on our results of operations was related to the evaluation of strategic alternatives by our Board of Directors. This evaluation began in April 2008 upon receipt by our company of an unsolicited expression of interest regarding a potential acquisition of all our outstanding shares at a premium to the then current trading price. Our Board of Directors formed a strategic committee to conduct a market check and to authorize and oversee management’s preliminary exploratory process to identify transaction alternatives to maximize stockholder value. No definitive transaction with any third party ensued as a result of the process in light of global economic conditions and credit market illiquidity. Therefore, the Board of Directors determined that it was in the shareholders’ best interest to continue executing our business plan.

Our principal executive office is located at 2 South Biscayne Boulevard, Suite 2900, Miami, Florida 33131. Our telephone number is (305) 856-3200.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2008 as Compared to the Three Months Ended September 30, 2007.

Revenues.  The following charts provide certain information with respect to our revenues:

	For the Three
	Months Ended
	September 30,
	2008	2007

U.S. Operations	86%	87%
Outside U.S.	14%	13%

	100%	100%

	For the Three Months Ended September 30,
	2008		2007

Revenues consist of:
Colocation	$20,221,909	34%	$13,981,081	31%
Managed and professional services	32,652,028	55%	27,224,344	60%
Exchange point services	3,967,044	7%	3,086,775	7%
Equipment resales	2,740,110	4%	1,076,285	2%

	$59,581,091	100%	$45,368,485	100%

The increase in revenues is mainly due to both an increase in our deployed customer base and an expansion of services to existing customers. Our deployed customer base increased to 1,016 customers as of September 30, 2008 from 890 customers as of September 30, 2007. Revenues consist of:

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

Our utilization of total net colocation space increased to 23.3% as of September 30, 2008 from 20.9% as of September 30, 2007. Our utilization of total net colocation space represents the percentage of space billed versus total space available for customers.

The increase in managed and professional services is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.

The increase in exchange point services is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased 7,459 as of September 30, 2008 from 6,119 as of September 30, 2007.

Equipment resales may fluctuate quarter over quarter based on customer demand and include $1.8 million from a service provider of data storage, data protection and data availability systems acquired in January 2008.

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

Cost of Revenues.  Costs of revenues, excluding depreciation and amortization, increased $9.8 million to $35.1 million for the three months ended September 30, 2008 from $25.3 million for the three months ended September 30, 2007. Cost of revenues, excluding depreciation, consist mainly of operations personnel, fees to third party service providers, procurement of connectivity and equipment, technical and colocation space rental costs, electricity, chilled water, insurance, property taxes, and security services. The increase is mainly due to increases of $2.8 million in personnel costs, $1.3 million in managed service costs, $1.0 million in colocation space costs and $0.8 million in costs of equipment resales. We also had increases of $2.3 million in certain variable costs such as electricity and maintenance as a result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.

The $2.8 million increase in personnel costs is mainly due to operations and engineering staffing levels increasing, which is attributable to the expansion of operations in Virginia and Colombia. The $1.3 million in managed services costs is consistent with increase in related revenues and includes a $0.8 million increase in connectivity procurement costs. The $1.0 million increase in colocation space costs is primarily the result of the opening of our new facility in Colombia and taking additional colocation space in Dallas, Belgium and Madrid. The $0.8 million in costs of equipment resales is consistent with increase in related revenues.

General and Administrative Expenses.  General and administrative expenses increased $2.5 million to $11.0 million for the three months ended September 30, 2008 from $8.5 million for the three months ended September 30, 2007. General and administrative expenses consist primarily of administrative personnel, professional service fees, rent, and other general corporate expenses. The increase in general and administrative expenses is mainly due to an increase in administrative personnel costs of $1.6 million and one-time professional fees and other direct costs of $1.0 million incurred as a result of an evaluation of strategic alternatives by our Board of Directors. Personnel costs include payroll and share-based compensation. The increase in administrative personnel is the result of a $0.9 million increase in share-based compensation and an increase in headcount from an average of 144 employees during the three months ended September 30, 2007 to an average of 159 employees during the three months ended September 30, 2008. This increase is mainly attributed to the expansion of operations in Virginia, Colombia and the expansion of our corporate infrastructure, including planning and information systems resources to manage the existing customer base and plan anticipated business growth. Other general corporate expenses such as accounting, consulting, legal services, recruiting fees, travel, telecommunications, software, hardware and facilities rent also increased as a result of the increase in headcount.

Sales and Marketing Expenses.  Sales and marketing expenses increased $1.3 million to $6.8 million for the three months ended September 30, 2008 from $5.5 million for the three months ended September 30, 2007. The increase is primarily due to an increase in sales personnel from an average of 67 employees during the three months ended September 30, 2007 to an average of 94 employees during the three months ended September 30, 2008 and an increase in sales commissions paid for sales bookings.

Depreciation and Amortization Expenses.  Depreciation and amortization expense increased $2.3 million to $6.9 million for the three months ended September 30, 2008 from $4.6 million for the three months ended September 30, 2007. The increase is the result of necessary capital expenditures to support our business growth, including the expansion of operations in Virginia, upgrades to support our infrastructure in Miami and expansion in Silicon Valley.

Change in Fair Value of Derivatives.  For the three months ended September 30, 2008, we recognized a loss of $1.5 million due to the changes in the fair values of our derivatives which was mainly related to our two interest rate swap agreements which became effective March 31, 2008. The estimated fair value of these interest rate swap agreements assumes that LIBOR rates will decrease to 4.5% over the next 30 months. LIBOR rate was 6.9% as of September 30, 2008.

Interest Expense.  Interest expense decreased $2.1 million to $6.6 million for the three months ended September 30, 2008 from $8.7 million for the three months ended September 30, 2007. This decrease is primarily a result of an increase in the amount of interest being capitalized as well as lower interest rates on our financing arrangements.

Interest Income.  Interest income decreased $1.2 million to $0.2 million for the three months ended September 30, 2008 from $1.4 million for the three months ended September 30, 2007. This decrease is primarily due to a decrease in our average cash and cash equivalent balances for the period.

Other Financing Charges.  During the three months ended September 30, 2007, we expensed $1.2 million of financing charges consisting of title and legal fees. These charges were expensed after determining that our term loan of $250.0 million was not a substantial modification of our existing Credit Suisse debt instruments.

Results of Operations for the Six Months Ended September 30, 2008 as Compared to the Six Months Ended September 30, 2007.

Revenues.  The following charts provide certain information with respect to our revenues:

	For the
	Six Months Ended
	September 30,
	2008	2007

U.S. Operations	86%	86%
Outside U.S.	14%	14%

	100%	100%

	For the Six Months Ended September 30,
	2008		2007

Revenues consist of:
Colocation	$39,091,697	34%	$27,103,647	34%
Managed and professional services	63,708,574	55%	46,244,985	57%
Exchange point services	7,664,739	7%	5,888,158	7%
Equipment resales	5,232,286	4%	1,372,265	2%

	$115,697,296	100%	$80,609,055	100%

The increase in revenues is mainly due to both an increase in our deployed customer base and an expansion of services to existing customers, as well as including a full six months of revenues from web hosting provider acquired in May 2007. Our deployed customer base increased to 1,016 customers as of September 30, 2008 from 890 customers as of September 30, 2007. Revenues consist of:

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

Our utilization of total net colocation space increased to 23.3% as of September 30, 2008 from 20.9% as of September 30, 2007. Our utilization of total net colocation space represents the percentage of space billed versus total space available for customers.

The increase in managed and professional services is mainly due to an increase of approximately $10.5 million in managed web hosting services as a result of including a full semester of revenues in 2008 from a hosting services provider acquired in May 2007. The remainder of the increase is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.

The increase in exchange point services is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased 7,459 as of September 30, 2008 from 6,119 as of September 30, 2007.

Equipment resales may fluctuate year over year based on customer demand and include $3.6 million from the January 2008 acquisition of a service provider of data storage, data protection and data availability systems.

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

Cost of Revenues.  Costs of revenues, excluding depreciation and amortization, increased $22.9 million to $67.2 million for the six months ended September 30, 2008 from $44.3 million for the six months ended September 30, 2007. Cost of revenues consist mainly of operations personnel, fees to third party service providers, procurement of connectivity and equipment, technical and colocation space rental costs, electricity, chilled water, insurance, property taxes, and security services. The increase is mainly due to increases of $7.6 million in personnel costs, $2.9 million in managed service costs, $2.4 million in colocation space costs and $2.3 million in costs of equipment resales. We also had increases of $5.3 million in certain variable costs such as electricity and maintenance as a result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.

The $7.6 million increase in personnel costs is mainly due to operations and engineering staffing levels increasing, which is attributable to the expansion of operations in Virginia and Colombia. The $2.9 million in managed services costs is consistent with increase in related revenues and includes a $1.7 million increase in connectivity procurement costs. The $2.4 million increase in colocation space costs is primarily the result of the opening of our new facility in Colombia and taking additional colocation space in Dallas, Belgium, and Madrid. The $2.3 million in costs of equipment resales is consistent with increase in related revenues.

General and Administrative Expenses.  General and administrative expenses increased $5.0 million to $19.9 million for the six months ended September 30, 2008 from $14.9 million for the six months ended September 30, 2007. General and administrative expenses consist primarily of administrative personnel, professional service fees, rent, and other general corporate expenses. The increase in general and administrative expenses is mainly due to an increase in administrative personnel costs of $2.9 million fees and one-time professional fees and other direct costs of $1.0 million incurred as a result of an evaluation of strategic alternatives by our Board of Directors. Personnel costs include payroll and share-based compensation. The $2.9 million increase in administrative personnel is the result of a $1.1 million increase in share-based compensation and an increase in headcount from an average of 132 employees during the three months ended September 30, 2007 to an average of 158 employees as of September 30, 2008. This increase is mainly attributed to the acquisition of a hosting services provider in May 2007, the expansion of operations in

Virginia, Colombia and the expansion of our corporate infrastructure, including planning and information systems resources to manage the existing customer base and plan anticipated business growth.

Sales and Marketing Expenses.  Sales and marketing expenses increased $3.2 million to $12.5 million for the six months ended September 30, 2008 from $9.3 million for the six months ended September 30, 2007. The increase is primarily due to an increase in sales personnel from an average of 68 employees during the six months ended September 30, 2007 to an average of 91 employees during the six months ended September 30, 2008 and an increase in sales commissions paid for sales bookings.

Depreciation and Amortization Expenses.  Depreciation and amortization expense increased $4.2 million to $12.5 million for the six months ended September 30, 2008 from $8.3 million for the six months ended September 30, 2007. The increase is the result of necessary capital expenditures to support our business growth and the expansion of operations in Virginia, upgrades to support our infrastructure in Miami and expansion in Silicon Valley.

Change in Fair Value of Derivatives.  For the six months ended September 30, 2008, we recognized income of $4.2 million due to the changes in the fair values of our derivatives which was mainly related to our two interest rate swap agreements which became effective March 31, 2008. The estimated fair value of these interest rate swap agreements assumes that LIBOR rates will decrease to 4.5% over the next 30 months. LIBOR rate was 6.9% as of September 30, 2008.

Interest Expense.  Interest expense decreased $1.9 million to $13.6 million for the six months ended September 30, 2008 from $15.5 million for the six months ended September 30, 2007. This decrease is primarily a result of an increase in the amount of interest being capitalized as well as lower interest rates on our financing arrangements.

Interest Income.  Interest income decreased $1.5 million to $0.8 million for the six months ended September 30, 2008 from $2.3 million for the six months ended September 30, 2007. This decrease is primarily due to a decrease in our average cash and cash equivalent balances for the period.

Other Financing Charges.  During the six months ended September 30, 2007, we expensed $1.2 million of financing charges consisting of title and legal fees. These charges were expensed after determining that our term loan of $250.0 million was not a substantial modification of our existing Credit Suisse debt instruments.

Liquidity and Capital Resources

As of September 30, 2008, our principal source of liquidity was our $58.8 million in unrestricted cash and cash equivalents and our $31.6 million in accounts receivable. The terms of the First and Second Lien Agreement prohibit us from having cash and cash equivalents less than $10.0 million at any time.

During the six months ended September 30, 2008, we generated $26.9 million of cash flows from operations. We anticipate that we will generate sufficient cash flows from operations in the second half of this fiscal year to fund our capital expenditures and debt service in connection with our currently identified business objectives for the same period. Consequently, we expect to maintain our current liquidity and be able to repay the $30 million in convertible debt in June 2009. Our plan, however, with our 9% Senior Convertible Notes and our Series B Notes is to offer bondholders to exchange current notes for new notes with an extended term or other acceptable security.

We are anticipating capital expenditures of approximately $80.0 million for the fiscal year ended March 31, 2009, with the majority related to the completion of the first phase of our data center campus in Virginia, upgrades to support our infrastructure in Miami and the start up of our expansion in Silicon Valley. The remaining capital expenditures will be used to improve our technology and service delivery platforms. Capital expenditures for the six months ended September 30, 2008 amounted to $63.3 million.

Our projected revenues and cash flows depend on several factors, some of which are beyond our control, including the rate at which we provide services, the timing of exercise of expansion options by customers under existing contracts, the rate at which new services are sold to the government sector and the commercial sector, the ability to retain the customer base, the willingness and timing of potential customers in outsourcing the housing and management of their technology infrastructure to us, the reliability and cost-effectiveness of our services and our ability to market our services. Besides our cash on hand and any financing activities we may pursue, customer collections are our primary source of cash. While we believe we have a strong customer base and have experienced strong collections in the past, if the current market conditions continue to deteriorate we may experience increased churn in our customer base, including reductions in their commitments to us, which could also have a material adverse effect on our liquidity.

Sources and Uses of Cash

Cash provided by operations for the six months ended September 30, 2008 was approximately $26.9 million as compared to cash used in operations of $9.4 million for the six months ended September 30, 2007. The increase in cash provided by operations is mainly due to a decrease in our net loss and the timing of vendor payments and collection from customers.

Cash used in investing activities for the six months ended September 30, 2008 was $63.3 million compared to cash used in investing activities of $96.0 million for the six months ended September 30, 2007, a decrease of $32.7 million. This decrease is primarily due to the cash used in the acquisition of a hosting services provider in May 2007 offset by higher capital expenditures mostly related to our expansion in Virginia, upgrades to our infrastructure in Miami and expansion in Silicon Valley during the six months ended September 30, 2008.

Cash used in financing activities for the six months ended September 30, 2008 was $1.8 million compared to cash provided by financing activities of $144.4 million for the six months ended September 30, 2007, a decrease of $146.2 million. The decrease in cash in financing activities is primarily due to the proceeds received from our $250.0 million term financing arrangement dated July 31, 2007 during six months ended September 30, 2007, offset by $99.8 million in repayments of old notes and mortgage payables and $8.8 million in debt issuance costs during six months ended September 30, 2007. In addition, we issued 608,500 shares of our common stock in April 2007, pursuant to the underwriter’s exercise of their over-allotment option of the 11,000,000 shares we sold in our March 2007 offering.

Debt Obligations

Senior Secured Credit Facilities

On July 31, 2007, we entered into term loan financing arrangements in the aggregate principal amount of $250.0 million. The financing is composed of two term loan facilities, including a $150.0 million first lien credit agreement among Terremark Worldwide, Inc. as borrower, Credit Suisse, as administrative agent and collateral agent, Societe Generale, as syndication agent and the lenders from time to time party thereto, and a $100.0 million second lien credit agreement among Terremark Worldwide, Inc., as borrower and Credit Suisse as administrative agent and collateral agent. Credit Suisse Securities (USA) LLC acted as sole bookrunner and sole lead arranger for each credit agreement. A portion of the loan proceeds were used to satisfy and pay all of our outstanding secured indebtedness, including (i) the $30 million of our senior secured notes held by Falcon Mezzanine Partners, LP and affiliates of AlpInvest, N.V., (ii) the $10 million of “Series A” senior subordinated secured notes held by Credit Suisse, (iii) the $13,250,000 capital lease facility provided to us by Credit Suisse, of which $4.6 million was drawn at July 31, 2007 and (iv) the $49 million senior mortgage loan initially extended to us by Citigroup Global Markets Realty Corp and subsequently assigned to Wachovia Bank, N.A. We paid prepayment premiums in amounts equal to $1,641,021 and $1,122,251 to the Falcon investors and Wachovia, respectively, in connection with these financing transactions.

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

Debt Covenants

The provisions of our debt contain a number of covenants that limit or restrict our ability to incur more debt or liens, pay dividends, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or use asset sale proceeds, make acquisitions or investments, enter into hedging activities, make capital expenditures and repurchase stock, subject to financial measures and other conditions. In addition, the new credit facilities include financial covenants based on the most recently ended four fiscal quarters such as such as maintaining a certain; (a) maximum leverage ratios regarding the Company’s consolidated funded indebtedness; (b) maximum leverage ratios with respect to the First Lien indebtedness; (c) minimum interest coverage ratios and; (d) capital expenditures not to exceed specified amounts. The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default under our debt and could trigger acceleration of repayment. As of September 30, 2008, we were in compliance with all covenants under the debt agreements, as applicable.

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

The following table represents the minimum future operating and capital lease payments for these commitments, as well as the combined aggregate maturities (principal, interest and maintenance) for the following obligations for each of the fiscal years ended:

	Capital Lease	Operating	Convertible	Mortgage
	Obligations	Leases	Debt	Payable	Total

2009 (six months remaining)	$2,059,696	$6,113,933	$3,202,095	$9,670,904	$21,046,628
2010	3,266,025	11,657,409	38,224,806	21,861,599	75,009,839
2011	2,518,941	9,662,758	3,788,970	24,280,943	40,251,612
2012	929,824	9,001,230	3,788,970	24,196,591	37,916,615
2013	368,268	8,755,428	3,788,970	267,837,816	280,750,482
2014 and thereafter	—	56,712,612	59,086,486	—	115,799,098

	$9,142,754	$101,903,370	$111,880,297	$347,847,853	$570,774,274

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

At September 30, 2008, our exposure to market risk related primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of short-term fixed interest rate securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material impact on the fair value of our investment portfolio.

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

For the six months ended September 30, 2008, approximately 86% of our recognized revenue has been denominated in U.S. dollars, generated mostly from customers in the U.S., and our exposure to foreign currency exchange rate fluctuations has been minimal. In the future, a larger portion of our revenues may be derived from operations outside of the U.S. and may be denominated in foreign currency. As a result, future operating results or cash flows could be impacted due to currency fluctuations relative to the U.S. dollar.

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

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, Terremark carried out an evaluation, under the supervision and with the participation of Terremark’s management, including Terremark’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Terremark’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2008, Terremark’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed in the reports Terremark files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

(b)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

For the six months ended September 30, 2008, we had net loss of $6.0 million. For the years ended March 31, 2008, 2007, and 2006, we incurred net losses of $42.2 million, $15.0 million and $37.1 million, respectively. The net loss for the year ended March 31, 2008 included a $26.9 million non-cash loss on the early extinguishment of debt. The net loss for the six months ended September 30, 2008 included a $4.2 million non-cash gain on change in fair value of derivatives. Although we believe we are approaching a position of producing net income in the foreseeable future, we are also currently investing heavily in our expansion in Virginia, upgrades to support our infrastructure in Miami and expansion in Silicon Valley. As a result, we will incur higher depreciation and other operating expenses that will negatively impact our ability to achieve and sustain profitability unless and until these new facilities generate enough revenue to exceed their operating costs and cover additional overhead needed to scale our business to this anticipated growth. Although our goal is to achieve profitability, there can be no guarantee that we will become profitable, and we may continue to incur additional losses. Even if we achieve profitability, given the competitive nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

During the six months ended September 30, 2008, revenues under contracts with agencies of the U.S. federal government constituted approximately 17% of our revenues. Generally, U.S. government contracts are subject to oversight audits by government representatives, to profit and cost controls and limitations, and to provisions permitting modification or termination, in whole or in part, without prior notice, at the government’s convenience. In some cases, government contracts are subject to the uncertainties surrounding congressional appropriations or agency funding. Government contracts are also subject to specific procurement regulations. Failure to comply with these regulations and requirements could lead to suspension or debarment from future government contracting for a period of time, which could limit our growth prospects and adversely affect our business, results of operations and financial condition. Government contracts typically have an initial term of one year. Renewal periods are exercisable at the discretion of the U.S. government. We may not be successful in winning contract awards or renewals in the future. Our failure to renew or replace U.S. government contracts when they expire could have a material adverse effect on our business, financial condition, or results of operations.

We derive a significant portion of our revenues from a few clients; accordingly, a reduction in our clients’ demand for our services or the loss of clients could impair our financial performance.

During the six months ended September 30, 2008 and 2007, we derived approximately 17% of our revenues from agencies of the federal government. During the year ended March 31, 2008, we derived approximately 16% of our revenues from agencies of the federal government. Because we derive a large percentage of our revenues from a few major customers, our revenues could significantly decline if we lose one or more of these customers or if the amount of business we obtain from them is reduced.

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

For the six months ended September 30, 2008, 14% of our total revenue was generated in countries outside of the United States. Some risks inherent in conducting business internationally include:

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

If the world-wide financial crisis intensifies, potential disruptions in the capital and credit markets may adversely affect our business, including our ability to meet long-term commitments and our ability to grow our business; each could adversely affect our results of operations, cash flows and financial condition.

The global economy is currently experiencing a significant contraction, with an almost unprecedented lack of availability of business and consumer credit. We rely on the capital markets, particularly for publicly offered debt, as well as the credit markets, to meet our financial commitments and short-term liquidity needs if internal funds are not available from our operations. Long-term disruptions in the capital and credit market, similar to those that have been experienced during 2008, could result from uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions and could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures and reducing or eliminating discretionary uses of cash.

Besides our cash on hand and any financing activities we may purse, customer collections are our primary source of cash. While we believe we have a strong customer base and have experienced strong collections in the past, if the current market conditions continue to deteriorate we may experience increased churn in our customer base, including reductions in their commitments to us, which could also have a material adverse effect on our liquidity.

Continued market disruptions could cause broader economic downturns, which may lead to lower demand for our services and increased incidence of customers’ inability to pay their accounts. Further, bankruptcies or similar events by customers may cause us to incur bad debt expense at levels higher than historically experienced. These events would adversely impact our results of operations, cash flows and financial position.

Risk Factors Related to Our Common Stock

Our stock price may be volatile, and you could lose all or part of your investment.

The market for our equity securities has been extremely volatile (ranging from $4.64 per share to $8.14 per share during the 52-week trading period ending September 30, 2008). Our stock price could suffer in the future as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter. The factors that could cause the price of our common stock in the public market to fluctuate significantly include the following:

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

The sale or availability for sale of substantial amounts of our common stock could adversely impact its price. Our certificate of incorporation authorizes us to issue 100,000,000 shares of common stock. On September 30, 2008, there were approximately 59.4 million shares of our common stock outstanding and approximately 14.9 million shares of our common stock reserved for issuance pursuant to our 9% Senior

Convertible Notes, 6.625% Senior Convertible Notes, Series B Notes, Series I convertible preferred stock, stock options, nonvested stock and warrants to purchase our common stock, which consist of:

•	2,324,800 shares of our common stock reserved for issuance upon conversion of our 9% Senior Convertible Notes;

•	4,575,200 shares of our common stock reserved for issuance upon conversion of our 6.625% Senior Convertible Notes;

•	491,400 shares of our common stock reserved for issuance upon conversion of our Series B Notes;

•	1,041,333 shares of our common stock reserved for issuance upon conversion of our Series I convertible preferred stock;

•	2,249,456 shares of our common stock issuable upon exercise of options;

•	1,859,329 shares of our nonvested stock; and

•	2,354,187 shares of our common stock issuable upon exercise of warrants.

Accordingly, a substantial number of additional shares of our common stock are likely to become available for sale in the foreseeable future, which may have an adverse impact on our stock price.

Our common shares are thinly traded and, therefore, relatively illiquid.

As of September 30, 2008, we had 59,436,090 common shares outstanding. While our common shares trade on the NASDAQ, our stock is thinly traded (approximately 0.4%, or 222,000 shares, of our stock traded on an average daily basis during the 52 week trading period ended September 30, 2008) and you may have difficulty in selling your shares quickly. The low trading volume of our common stock is outside of our control, and may not increase in the near future or, even if it does increase in the future, may not be maintained.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of November, 2008.

TERREMARK WORLDWIDE, INC.

By:	/s/ MANUEL D. MEDINA
Manuel D. Medina
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2008

By:	/s/ JOSE A. SEGRERA
Jose A. Segrera
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 10, 2008