Form 10-Q
period 2008-12-31
TERREMARK WORLDWIDE INC.
filed 2009-02-09
CIK 912890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class	Outstanding at January 31, 2009

Common stock, $0.001 par value per share	59,677,667 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2008	2008
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$47,035,356	$96,989,932
Restricted cash	1,107,424	755,386
Accounts receivable, net	34,333,006	44,048,075
Current portion of capital lease receivable	557,188	1,860,745
Prepaid expenses and other current assets	9,130,360	8,493,424

Total current assets	92,163,334	152,147,562
Restricted cash	1,524,444	1,585,234
Property and equipment, net	292,964,357	231,674,274
Debt issuance costs, net	7,839,101	9,869,503
Other assets	7,142,528	6,901,083
Capital lease receivable, net of current portion	477,249	345,074
Intangibles, net	13,598,127	15,417,502
Goodwill	86,139,201	85,919,431

Total assets	$501,848,341	$503,859,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of mortgage payable and capital lease obligations	$3,701,119	$2,999,741
Accounts payable and other current liabilities	54,945,114	57,947,054
Current portion of convertible debt	31,465,773	—

Total current liabilities	90,112,006	60,946,795
Mortgage payable, less current portion	251,845,581	249,222,856
Convertible debt, less current portion	57,192,000	86,284,017
Deferred rent and other liabilities	15,544,819	9,729,736
Deferred revenue	8,316,194	7,154,424

Total liabilities	423,010,600	413,337,828

Commitments and contingencies	—	—

Stockholders’ equity:
Series I convertible preferred stock: $.001 par value, 312 shares issued and outstanding (liquidation value of approximately $8.0 million)	1	1
Common stock: $.001 par value, 100,000,000 shares authorized; 59,653,500 and 59,172,022 shares issued and outstanding	59,653	59,172
Common stock warrants	10,674,538	11,216,638
Additional paid-in capital	425,485,408	420,502,619
Accumulated deficit	(357,141,767)	(342,425,836)
Accumulated other comprehensive (loss) income	(240,092)	1,169,241

Total stockholders’ equity	78,837,741	90,521,835

Total liabilities and stockholders’ equity	$501,848,341	$503,859,663

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Revenues	$181,574,084	$130,573,357	$65,876,736	$49,963,582

Expenses:
Cost of revenues, excluding depreciation and amortization	101,458,957	70,610,042	34,242,194	26,358,297
General and administrative	28,702,263	23,488,289	8,752,485	8,634,422
Sales and marketing	19,633,177	14,959,598	7,155,119	5,626,935
Depreciation and amortization	20,085,575	13,442,547	7,537,995	5,095,586

Total operating expenses	169,879,972	122,500,476	57,687,793	45,715,240

Income from operations	11,694,112	8,072,881	8,188,943	4,248,342

Other (expenses) income:
Change in fair value of derivatives	(4,069,409)	1,424,187	(8,222,293)	(180,257)
Interest expense	(21,822,627)	(24,663,278)	(8,175,480)	(9,153,055)
Interest income	1,203,165	4,084,964	255,755	1,735,758
Other financing charges	—	(1,173,079)	—	—
Loss on early extinguishment of debt	—	(26,949,577)	—	—
Other expenses	(695,815)	(46,747)	(503,316)	(17,405)

Total other expenses	(25,384,686)	(47,323,530)	(16,645,334)	(7,614,959)

Loss before income taxes	(13,690,574)	(39,250,649)	(8,456,391)	(3,366,617)
Income taxes	1,025,357	510,723	229,356	123,877

Net loss	(14,715,931)	(39,761,372)	(8,685,747)	(3,490,494)
Preferred dividend	(585,750)	(598,813)	(195,250)	(195,250)

Net loss attributable to common stockholders	$(15,301,681)	$(40,360,185)	$(8,880,997)	$(3,685,744)

Net loss per common share:
Basic and diluted	$(0.26)	$(0.70)	$(0.15)	$(0.06)

Weighted average common shares outstanding — basic and diluted	59,345,160	58,044,864	59,544,254	58,580,893

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

		Common
		Stock Par					Accumulated
	Preferred	Value $.001		Common	Additional		Other
	Stock	Issued		Stock	Paid-In	Accumulated	Comprehensive
	Series I	Shares	Amount	Warrants	Capital	Deficit	Income (loss)	Total

Balance at March 31, 2008	$1	59,172,022	$59,172	$11,216,638	$420,502,619	$(342,425,836)	$1,169,241	$90,521,835
Components of comprehensive loss:
Net loss	—	—	—	—	—	(14,715,931)	—	(14,715,931)
Foreign currency translation adjustment	—	—	—	—	4,097	—	(1,409,333)	(1,405,236)

Total comprehensive loss								(16,121,167)
Expiration of warrants	—	—	—	(542,100)	542,100	—	—	—
Retirement of loans issued to stockholders	—	—	—	—	43,816	—	—	43,816
Dividends on preferred stock	—	—	—	—	(585,750)	—	—	(585,750)
Issuance of common stock in settlement of share-based awards	—	481,478	481	—	1,320,099	—	—	1,320,580
Share-based compensation	—	—	—	—	3,658,427	—	—	3,658,427

Balance at December 31, 2008	$1	59,653,500	$59,653	$10,674,538	$425,485,408	$(357,141,767)	$(240,092)	$78,837,741

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(14,715,931)	$(39,761,372)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,085,575	13,442,547
Change in fair value of derivatives	4,069,409	(1,424,187)
Loss on early extinguishment of debt	—	26,949,577
Accretion on debt, net	2,515,146	3,207,240
Amortization of debt issue costs	1,649,654	1,075,235
Provision for doubtful accounts	2,069,320	967,998
Interest payment in kind on notes and mortgage payable	3,605,624	2,969,459
Share-based compensation	4,937,868	2,569,941
(Increase) decrease in:
Accounts receivable	7,545,749	(7,146,441)
Capital lease receivable, net of unearned interest	1,157,544	1,697,845
Restricted cash	(291,249)	734,330
Prepaid expenses and other assets	104,697	(1,537,773)
Increase (decrease) in:
Accounts payable and other current liabilities	3,160,568	(8,117,202)
Deferred revenue	1,690,579	4,119,082
Deferred rent and other liabilities	1,001,636	231,793

Net cash provided by (used in) operating activities	38,586,189	(21,928)
Cash flows from investing activities:
Purchase of property and equipment	(85,190,828)	(46,589,176)
Repayment of notes receivable	43,816	96,854
Acquisition of Data Return, LLC, net of cash acquired	—	(68,625,297)

Net cash used in investing activities	(85,147,012)	(115,117,619)
Cash flows from financing activities:
Payment on loans and mortgage payable	(1,125,000)	(100,170,487)
Payments of preferred stock dividends	(585,750)	(598,813)
Payments of debt issuance costs	(61,061)	(8,835,232)
Proceeds from issuance of mortgage payable	—	249,500,000
Proceeds from issuance of common stock	—	4,404,727
Payments under capital lease obligations	(1,625,058)	(1,185,681)
Proceeds from exercise of stock options	3,116	601,440

Net cash (used in) provided by financing activities	(3,393,753)	143,715,954

Net (decrease) increase in cash and cash equivalents	(49,954,576)	28,576,407
Cash and cash equivalents at beginning of period	96,989,932	105,090,779

Cash and cash equivalents at end of period	$47,035,356	$133,667,186

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

Revenue recognition and allowance for bad debts

Revenues principally consist of monthly recurring fees for colocation, exchange point, managed and professional services. Colocation revenues also include monthly rental income for unconditioned space in the NAP of the Americas. Revenues from colocation, exchange point services, and hosting, as well as rental income for unconditioned space, are recognized ratably over the term of the contract. Installation fees and related direct costs are deferred and recognized ratably over the expected life of the customer installation which is generally estimated to be 36 to 48 months. Managed and professional services are recognized in the period in which the services are provided. Revenues also include equipment resales which are recognized in the period in which the equipment is delivered, title transfers and is accepted by the customer. Revenue from

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

contract settlements is generally recognized when collectability is reasonably assured and no remaining performance obligation exists. Taxes collected from customers and remitted to the government are excluded from revenues.

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

The Company sells certain third-party service contracts and software assurance or subscription products and evaluates whether the subsequent sales of such services should be recorded as gross revenues or net revenues in accordance with the revenue recognition criteria outlined in Staff Accounting Bulletin No. 104, EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” The Company determines whether its role is that of a principal in the transaction and therefore assumes the risks and rewards of ownership or if its role is acting as an agent or broker. Under gross revenue recognition, the entire selling price is recorded as revenue and the cost to the third-party service provider or vendor is recorded as cost of revenues, product and services. Under net revenue recognition, the cost to the third-party service provider or vendor is recorded as a reduction of revenue resulting in net revenue equal to the gross profit on the transaction and there is no cost of revenue.

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

Significant concentrations

Agencies of the United States (“U.S.”) federal government accounted for revenues of approximately 19% and 22% for the nine and three months ended December 31, 2008, respectively. Agencies of the U.S. federal government accounted for approximately 17% for the nine and three months ended December 31, 2007,

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

respectively. No other customer accounted for more than 10% of revenues for the nine and three months ended December 31, 2008 and 2007.

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

Share-based compensation

The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). The fair value of stock option and nonvested stock awards with only service conditions, which are subject to graded vesting, are expensed on a straight-line basis over the vesting period of the awards.

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

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Interest expense	$21,822,627	$24,663,278	$8,175,480	$9,153,055
Interest capitalized	4,105,349	438,597	607,656	332,447

Interest charges incurred	$25,927,976	$25,101,875	$8,783,136	$9,485,502

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The table below summarizes the fair values of our financial assets (liabilities) as of December 31, 2008:

	Fair Value at	Fair Value Measurement Using
	December 31, 2008	Level 1	Level 2	Level 3

Money market fund	$26,011,360	$26,011,360	$—	$—
Interest rate swap	(6,256,526)	—	(6,256,526)	—
Embedded derivatives	(181,555)	—	—	(181,555)

	$19,573,279	$26,011,360	$(6,256,526)	$(181,555)

The following is a description of the valuation methodologies used for these items, as well as the general classification of such items pursuant to the fair value hierarchy of SFAS No. 157:

Money market fund instruments — these instruments are valued using quoted prices for identical instruments in active markets. Therefore, the instruments are classified within Level 1 of the fair value hierarchy. These money market funds are included in cash and cash equivalents.

Interest rate swap instrument — the instrument is a pay-variable, receive-fixed interest rate swap. Fair value is based on a model-driven valuation, which is observable at commonly quoted intervals for the full term of the swap, which incorporates adjustments to appropriately reflect the Company’s own nonperformance risk and the counter party’s nonperformance risk. Therefore, this instrument is classified within Level 2 of the fair value hierarchy. The interest rate swap is included in other assets, non-current.

Embedded derivatives — these instruments are embedded within the Company’s 9% Senior Convertible Notes, the Series B Notes, and the 6.625% Senior Convertible Notes. These instruments were valued using pricing models which incorporate the Company’s stock price, credit risk, volatility, U.S. risk free rate, transaction details such as contractual terms, maturity and amount of future cash inflows, as well as assumptions about probability and the timing of certain events taking place in the future. For a summary of the changes in the fair value of these embedded derivatives, see Note 11.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In June 2008, FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS No. 133 and/or EITF 00-19, “Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. The Company is currently evaluating the impact that EITF 07-5 will have on its financial position, results of operations and cash flows.

In June 2008, FASB issued EITF No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5” (“EITF 08-4”) to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. EITF 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The Company is currently evaluating the impact that EITF 08-4 will have on its financial position, results of operations and cash flows.

3.	Acquisitions

On January 24, 2008, the Company acquired all of the outstanding common stock of a company in the business of assisting government and commercial customers architect and implement data storage, data protection and data availability systems. The purchase price of $2.9 million was comprised of $0.8 million in cash and 390,000 shares of the Company’s common stock with a fair value of $2.1 million. The fair value of the Company’s stock was determined using the five-day trading average price of the Company’s common stock for two days before and after the date the transaction was finalized. The purchase price was allocated to the tangible assets acquired and liabilities assumed based on their respective fair values and any excess was allocated to goodwill. There were no significant identifiable intangible assets. In addition, during June 2008, the purchase price allocation was adjusted by decreasing accounts receivable and increasing goodwill by $0.1 million. The following summarizes the allocation of the purchase price as of December 31, 2008:

Cash and cash equivalents	$109,248
Accounts receivable	2,122,035
Inventory	763,970
Goodwill	3,021,269
Accounts payable and accrued expenses	(3,148,327)

Net assets acquired	$2,868,195

4.	Accounts Receivable

	December 31,	March 31,
	2008	2008

Accounts receivable, net, consists of:
Accounts receivable	$23,521,077	$36,371,552
Unbilled revenue	12,294,118	8,667,031
Allowance for doubtful accounts	(1,482,189)	(990,508)

	$34,333,006	$44,048,075

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Unbilled revenue consists of revenues earned for which the customer has not been billed.

5.	Prepaid Expenses and Other Assets

	December 31,	March 31,
	2008	2008

Prepaid expenses and other assets consists of:
Prepaid expenses	$2,589,099	$3,090,786
Deferred installation costs	6,864,331	5,571,544
Deposits	4,404,120	3,646,384
Deferred rent receivable	1,226,581	1,085,872
Interest and other receivables	352,634	424,355
Other	836,123	1,575,566

	16,272,888	15,394,507
Less: current portion	(9,130,360)	(8,493,424)

	$7,142,528	$6,901,083

6.	Property and Equipment

	December 31,	March 31,
	2008	2008

Property and equipment, net, consists of:
Land	$24,172,193	$24,172,193
Building	95,576,843	55,335,724
Building and leasehold improvements	67,082,700	64,232,938
Machinery and equipment	98,080,503	56,001,931
Computer equipment, furniture and fixtures	49,628,087	30,486,055
Construction in progress	29,536,129	54,677,025

	364,076,455	284,905,866
Less: accumulated depreciation and amortization	(71,112,098)	(53,231,592)

	$292,964,357	$231,674,274

Depreciation and amortization expense was $20.1 million and $7.5 million for the nine and three months ended December 31, 2008, respectively. Depreciation and amortization expense was $13.4 million and $5.1 million for the nine and three months ended December 31, 2007, respectively.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.	Intangibles

	Amortization	December 31,	March 31,
	Period (Years)	2008	2008

Intangibles, net, consist of:
Customer base	8-10	$8,300,000	$8,300,000
Technology	4-5	6,400,000	6,400,000
Trademarks	—	4,100,000	4,100,000
Non-compete agreements	3	100,000	100,000

		18,900,000	18,900,000
Accumulated amortization		(5,301,873)	(3,482,498)

		$13,598,127	$15,417,502

The Company expects to record amortization expense associated with these intangible assets as follows for each of the fiscal years ended:

	Customer		Non-Compete
	Base	Technology	Agreements

2009 (three months remaining)	$248,125	$350,000	$8,333
2010	992,500	1,295,714	33,333
2011	992,500	800,000	5,000
2012	992,500	800,000	—
2013	992,500	120,000	—
2014 and thereafter	1,867,622	—	—

	$6,085,747	$3,365,714	$46,666

Amortization of intangibles was $1.8 million and $0.6 million for the nine and three months ended December 31, 2008, respectively. Amortization of intangibles was $1.6 million and $0.6 million for the nine and three months ended December 31, 2007, respectively.

8.	Accounts Payable and Other Current Liabilities

	December 31,	March 31,
	2008	2008

Accounts payable and other current liabilities consists of:
Accounts payable	$25,361,582	$29,383,405
Accrued expenses	16,443,200	17,246,649
Current portion of deferred revenue	7,074,827	6,320,659
Interest payable	4,179,302	2,884,780
Customer prepayments	1,886,203	2,111,561

	$54,945,114	$57,947,054

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.	Mortgage Payable

	December 31,	March 31,
	2008	2008

Mortgage payable consists of:
First Lien Credit Agreement, face value of $150 million, due August 15, 2012. Principal of $375,000 is payable quarterly. Interest is payable monthly at Eurodollar plus 3.75% at the election of the Company. (Effective interest rate of 6.3% and 7.6%)	$147,166,232	$148,188,463
Second Lien Credit Agreement, face value of $100 million, due February 2, 2013. Interest is payable at Eurodollar plus 7.75% at the election of the Company. (Effective interest rate of 12.3% and 12.1%)	106,179,349	102,534,393

	253,345,581	250,722,856
Less: current portion	(1,500,000)	(1,500,000)

	$251,845,581	$249,222,856

On July 31, 2007, the Company entered into term loan financing arrangements in the aggregate principal amount of $250.0 million, composed of two term loan facilities, a $150.0 million first lien credit agreement (“First Lien Agreement”) and a $100.0 million second lien credit agreement (“Second Lien Agreement”) (collectively, the “Credit Agreements”) among the Company, as borrower and Credit Suisse as principal agent in the First Lien Agreement and as administrative agent and collateral agent in the Second Lien Agreement and the lenders from time to time party thereto (initially Credit Suisse and Tennenbaum Capital Partners, LLC). Interest on the First Lien Agreement is based, at the periodic election of the Company, on an adjusted Eurodollar rate plus 3.75% or at a rate based on the federal funds rate plus 2.75%. Interest on the Second Lien Agreement is based, at the periodic election of the Company, on an adjusted Eurodollar rate plus 7.75% or at a rate based on the federal funds rate plus 6.75%. With respect to the loans extended under the Second Lien Agreement, within the first two years, the Company may elect to capitalize and add to the principal of such loans interest to the extent of 4.5% of the Eurodollar rate loans or 3.5% of the federal funds rate loans. Principal payments of $375,000 are due quarterly on the First Lien Agreement and the principal for the Second Lien Agreement is due at maturity.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.	Convertible Debt

	December 31,	March 31,
	2008	2008

Convertible debt consists of:
9% Senior Convertible Notes, face value of $29.1 million, due June 15, 2009, and convertible into shares of the Company’s common stock at $12.50 per share. Interest at 9% is payable semi-annually, on December 15 and June 15 (Effective interest rate of 26.5%)	$27,320,333	$24,834,645
6.625% Senior Convertible Notes, face value of $57.2 million, due June 15, 2013, and convertible into shares of the Company’s common stock at $12.50 per share. Interest at 6.625% is payable semi-annually, on December 15 and June 15 (Effective interest rate of 6.6%)	57,192,000	57,192,000
0.5% Senior Subordinated Convertible Notes, face value of $4.0 million, due June 30, 2009, and convertible into shares of the Company’s common stock at $8.14 per share. Interest at 0.5% is payable semi-annually, on December 1 and June 30 (Effective interest rate of 0.72%)	4,145,440	4,257,372

	88,657,773	86,284,017
Less: current portion	(31,465,773)	—

	$57,192,000	$86,284,017

On May 2, 2007, the Company completed a private exchange offer for the issuance of up to $86.3 million of its 6.625% Senior Convertible Notes with a limited number of holders for $57.2 million aggregate principal amount of its outstanding 9% Senior Convertible Notes in exchange for an equal aggregate principal amount of the 6.625% Senior Convertible Notes. After completion of the private exchange offer, only $29.1 million aggregate principal amount of the 9% Senior Convertible Notes remain outstanding under the global note and indenture governing the 9% Senior Convertible Notes.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The 6.625% Senior Convertible Notes are unsecured obligations and rank pari passu with all existing and future unsecured and unsubordinated indebtedness, senior in right of payment to all existing and future subordinated indebtedness, and rank junior to any future secured indebtedness. If there is a change in control, the holders of the 6.625% Senior Convertible Notes have the right to require the Company to repurchase their notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest. If a holder surrenders notes for conversion at any time beginning on the effective notice of a change in control in which 10% or more of the consideration for the Company’s common stock consists of cash, the Company will increase the number of shares issuable upon such conversion by an amount not to exceed 5,085,513 additional shares. The number of additional shares is based on the date on which the partial cash buy-out becomes effective and the price paid or deemed to be paid per share of the Company’s common stock in the change of control. If the Company issues a cash dividend on its common stock, it must pay contingent interest to the holders of the 6.625% Senior Convertible Notes equal to the product of the per share cash dividend and the number of shares of common stock issuable upon conversion of such holder’s 6.625% Senior Convertible Notes.

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

The Company may redeem some or all of the 9% Senior Convertible Notes for cash at any time if the closing price of the Company’s common shares has exceeded 200% of the applicable conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date it mails the redemption notice. If the Company redeems the notes, the redemption price equals 102.25%, of their principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus an amount equal to 50% of all remaining scheduled interest payments on the notes from, and including, the redemption date through the maturity date.

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

On January 5, 2007, the Company entered into a Purchase Agreement with Credit Suisse, Cayman Islands Branch and Credit Suisse, International (the “Purchasers”), for the sale of $4.0 million in aggregate principal amount of our 0.5% Senior Subordinated Convertible Notes, due June 30, 2009 to Credit Suisse, International (the “Series B Notes”) issued pursuant to an Indenture between the Company and The Bank of New York Trust Company, N.A., as trustee (the “Indenture”). The Company is subject to certain covenants and restrictions specified in the Purchase Agreement, including covenants that restrict their ability to pay dividends, make certain distributions or investments and incur certain indebtedness.

The Series B Notes have a change in control provision that provides to the holders the right to require the Company to repurchase their notes in cash at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company, at its option, may redeem all of the Series B Notes on any interest payment date after June 5, 2007 at a redemption price equal to (i) certain amounts set forth in the Indenture (expressed as percentages of the principal amount outstanding on the date of redemption), plus (ii) the amount (if any) by which the fair market value on such date of the common stock into which the Series B Notes are then convertible exceeds the principal amount of the Series B Notes on such date, plus (iii) accrued, but unpaid interest if redeemed during certain monthly periods following the closing date. The call option embedded in the Series B Notes was determined to be a derivative instrument to be considered separately from the debt and accounted for separately. As a result of the bifurcation of the embedded derivative, the carrying value of the Series B Notes at issuance was approximately $4.4 million. At December 31, 2008 and March 31, 2008, the unamortized premium was $0.1 million and $0.3 million, and the carrying value of the Series B Notes was approximately $4.1 million and $4.3 million, respectively.

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

The Company has estimated that the embedded derivatives within the 9% Senior Convertible Notes, the Series B Notes and the 6.625% Senior Convertible Notes amounted in the aggregate to a net liability of $0.2 million at December 31, 2008, a net liability of $0.4 million at September 30, 2008 and a net asset of $0.1 million at March 31, 2008. The resulting loss of $0.3 million and income of $0.2 million was included in the change in the fair value of derivatives in the accompanying condensed consolidated statement of operations for the nine and three months ended December 31, 2008, respectively.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

On February 8, 2008, the Company entered into two interest rate swap agreements as required under the provisions of the Credit Agreements discussed in Note 9. One of the interest rate swap agreements was effective March 31, 2008 for a notional amount of $148.0 million and a fixed interest rate of 2.999%. Interest payments on this instrument are due on the last day of each March, June, September and December, ending on December 31, 2010. The second interest rate swap agreement entered into was effective on July 31, 2008 for a notional amount of $102.0 million and a fixed interest rate of 3.067%. Interest payments on this instrument are due on the last day of each January, April, July and October, ending on January 31, 2011. The interest rate swap agreements serve as an economic hedge against increases in interest rates and have not been designated as hedges for accounting purposes. Accordingly, the Company accounts for these interest rate swap agreements on a fair value basis and adjusts these instruments to fair value and the resulting changes in fair value are charged to earnings. At December 31, 2008 and March 31, 2008, the fair value of the interest rate swap agreements was a liability of $6.3 million and $2.5 million, respectively. The resulting loss of $3.8 million and $8.4 million was included in the change in fair value of derivatives in the accompanying condensed consolidated statements of operations for the nine and three months ended December 31, 2008, respectively.

12.	Deferred Rent and Other Liabilities

	December 31,	March 31,
	2008	2008

Deferred rent and other liabilities consists of:
Deferred rent	$4,705,674	$3,704,038
Interest rate swap, at fair value	6,256,526	2,466,370
Deferred tax liability	1,781,159	1,781,159
Other liabilities	2,801,460	1,778,169

	$15,544,819	$9,729,736

13.	Changes in Stockholders’ Equity

Issuance of Common stock

During the nine months ended December 31, 2008, the Company issued 481,478 shares of its common stock, valued at approximately $1.3 million, net of shares surrendered to satisfy the holders’ withholding tax liability upon settlement of share-based awards.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

14.	Loss Per Share

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods indicated:

	For the Nine Months
	Ended		For the Three Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

9% Senior Convertible Notes	2,324,800	2,857,187	2,324,800	2,324,800
Early conversion incentive	—	200,911	—	—
Common stock warrants	2,344,187	2,364,187	2,339,187	2,364,187
Common stock options	2,271,022	2,310,884	2,244,181	2,310,884
Nonvested stock	1,558,017	873,122	1,723,976	873,122
Series I convertible preferred stock	1,067,367	1,064,190	1,067,367	1,041,333
6.625% Senior Convertible Notes	4,575,200	4,042,813	4,575,200	4,575,200
0.5% Senior Subordinated Convertible Notes	491,400	491,400	491,400	491,400

15.	Share-based Compensation

Nonvested Awards

In accordance with SFAS No. 123(R), the Company records the intrinsic value of the nonvested stock as additional paid-in capital. Share-based compensation expense is recognized ratably over the applicable vesting period. As of December 31, 2008, the future compensation expense related to nonvested stock that will be recognized is approximately $7.5 million. The cost is expected to be recognized over a weighted average period of 2.0 years. The Company recognized approximately $3.2 million and $1.2 million of share-based compensation expense, associated with nonvested stock, for the nine and three months ended December 31, 2008, respectively. The Company recognized $1.3 million and $0.5 million of share-based compensation expense, associated with nonvested stock, for the nine and three months ended December 31, 2007. A summary of the Company’s nonvested stock, as of December 31, 2008 and changes during the nine months ended December 31, 2008 is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value

Outstanding at April 1, 2008	799,745	$6.52
Granted	1,158,900	5.91
Vested	(236,646)	6.59
Forfeited	(133,377)	6.36

Outstanding at December 31, 2008	1,588,622	$6.06

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

16.	Related Party Transactions

Following is a summary of transactions for the nine and three months ended December 31, 2008 and 2007 and balances with related parties included in the accompanying condensed consolidated balance sheet as of December 31, 2008 and March 31, 2008.

	For the Nine		For the Three
	Months Ended		Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Services purchased from related party	$90,604	$91,787	$30,160	$30,388
Interest income from shareholder	8,582	14,812	2,495	5,679
Services provided to Fusion	56,977	55,435	18,696	10,825
Services from directors	300,000	300,000	100,000	100,000

	December 31,	March 31,
	2008	2008

Other assets	$345,672	$387,658
Note receivable — related party	—	52,981

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

17.	Revenues

	For the Nine Months		For the Three Months
	Ended		Ended
	December 31,		December 31,
	2008	2007	2008	2007

Revenues consist of:
Colocation	$61,940,792	$43,722,705	$22,848,163	$16,619,059
Managed and professional services	101,116,472	76,566,536	37,408,780	29,450,749
Exchange point services	11,721,558	9,248,362	4,056,819	3,360,205
Equipment resales	6,795,262	1,035,754	1,562,974	533,569

	$181,574,084	$130,573,357	$65,876,736	$49,963,582

Total arrangement consideration for managed web hosting solutions may include the procurement of equipment. Amounts allocated to equipment sold under these arrangements and included in managed and professional services were $4.4 million and $1.2 million for the nine and three months ended December 31, 2008 and $3.9 million and $1.3 million for the nine and three months ended December 31, 2007.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

18.	Information About the Company’s Operating Segments

As of December 31, 2008 and March 31, 2008, the Company had two reportable business segments, data center operations and real estate services. The Company’s reportable segments are strategic business operations that offer different products and services. The data center operations segment provides Tier 1 NAP, Internet infrastructure and managed services in a data center environment. This segment provides NAP development and technology infrastructure buildout services. All other real estate activities are included in real estate services. The real estate services segment provides construction and property management services. The Company has not had any activity in the real estate segment since March 31, 2005.

19.	Supplemental Cash Flow Information

	For the Nine Months Ended
	December 31,
	2008	2007

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amount capitalized	$13,638,888	$14,189,273
Cash paid for income taxes	738,426	—
Non-cash operating, investing and financing activities:
Assets acquired under capital leases	3,225,657	1,320,641
Expiration of warrants	542,100	1,380,000
Net assets acquired in exchange for common stock	—	14,668,794
Changes in accrued property and equipment	7,732,476	1,703,640

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our principal executive office is located at 2 South Biscayne Boulevard, Suite 2900, Miami, Florida 33131. Our telephone number is (305) 856-3200.

Results of Operations

Results of Operations for the Three Months Ended December 31, 2008 as Compared to the Three Months Ended December 31, 2007.

Revenues.  The following charts provide certain information with respect to our revenues:

	For the Three
	Months Ended
	December 31,
	2008	2007

U.S. operations	88%	88%
International	12%	12%

	100%	100%

	For the Three Months Ended December 31,
	2008		2007

Revenues consist of:
Colocation	$22,848,163	35%	$16,619,059	33%
Managed and professional services	37,408,780	57%	29,450,749	59%
Exchange point services	4,056,819	6%	3,360,205	7%
Equipment resales	1,562,974	2%	533,569	1%

	$65,876,736	100%	$49,963,582	100%

The increase in revenues is mainly due to both an increase in our deployed customer base and an expansion of services to existing customers. Our deployed customer base increased to 1,090 customers as of December 31, 2008 from 916 customers as of December 31, 2007. Revenues consist of:

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

Our utilization of total net colocation space increased to 23.9% as of December 31, 2008 from 22.0% as of December 31, 2007. Our utilization of total net colocation space represents the percentage of space billed versus total space available for customers.

The increase in managed and professional services is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.

The increase in exchange point services is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased 7,857 as of December 31, 2008 from 6,578 as of December 31, 2007.

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

Cost of Revenues.  Costs of revenues, excluding depreciation and amortization, increased $7.8 million to $34.2 million for the three months ended December 31, 2008 from $26.4 million for the three months ended December 31, 2007. Cost of revenues, excluding depreciation, consist mainly of operations personnel, fees to third party service providers, procurement of connectivity and equipment, technical and colocation space rental costs, electricity, chilled water, insurance, property taxes, and security services. The increase is mainly due to increases of $3.3 million in personnel costs, $1.9 million in managed service costs and $0.5 million in colocation space costs. We also had increases of $1.9 million in certain variable costs such as electricity and maintenance as a result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.

The $3.3 million increase in personnel costs is mainly due to operations and engineering staffing levels increasing from an average of 414 employees during three months ended December 31, 2007 to an average of 526 employees during three months ended December 31, 2008, which is attributable to the expansion of operations in Dallas and Miami. The $1.9 million in managed services costs is consistent with increase in related revenues and includes a $1.4 million increase in connectivity procurement costs. The $0.5 million increase in colocation space costs is primarily the result of the opening of our new facility in Colombia and taking additional colocation space in Dallas, Belgium and Madrid.

Sales and Marketing Expenses.  Sales and marketing expenses increased $1.6 million to $7.2 million for the three months ended December 31, 2008 from $5.6 million for the three months ended December 31, 2007. The increase is primarily due to an increase in sales personnel from an average of 80 employees during the three months ended December 31, 2007 to an average of 100 employees during the three months ended December 31, 2008 and an increase in sales commissions paid for sales bookings.

Depreciation and Amortization Expenses.  Depreciation and amortization expense increased $2.4 million to $7.5 million for the three months ended December 31, 2008 from $5.1 million for the three months ended December 31, 2007. The increase is the result of necessary capital expenditures to support our business growth, including the expansion of operations in Virginia, upgrades to support our infrastructure and expansion in Miami and Silicon Valley.

Change in Fair Value of Derivatives.  For the three months ended December 31, 2008, we recognized a loss of $8.2 million due to the changes in the fair values of our derivatives which was mainly related to our two interest rate swap agreements with an effective date of March 31, 2008. The estimated fair value of these interest rate swap agreements assumes that LIBOR rates will increase to 0.9% over the next 24 months. LIBOR rate was 0.1% as of December 31, 2008.

Interest Expense.  Interest expense decreased $1.0 million to $8.2 million for the three months ended December 31, 2008 from $9.2 million for the three months ended December 31, 2007. This decrease is primarily a result of an increase in the amount of interest being capitalized as well as lower interest rates on our financing arrangements.

Interest Income.  Interest income decreased $1.4 million to $0.3 million for the three months ended December 31, 2008 from $1.7 million for the three months ended December 31, 2007. This decrease is primarily due to a decrease in our average cash and cash equivalents balances for the period.

Other Expenses.  For the three months ended December 31, 2008, we recorded $0.5 million of other expense, which was primarily attributable to foreign currency losses during the period. For the three months ended December 31, 2007, we recorded less than $0.1 million of other expense during the period.

Results of Operations for the Nine Months Ended December 31, 2008 as Compared to the Nine Months Ended December 31, 2007.

Revenues.  The following charts provide certain information with respect to our revenues:

	For the
	Nine Months Ended
	December 31,
	2008	2007

U.S. operations	87%	87%
International	13%	13%

	100%	100%

	For the Nine Months Ended December 31,
	2008		2007

Revenues consist of:
Colocation	$61,940,792	34%	$43,722,705	33%
Managed and professional services	101,116,472	56%	76,566,536	59%
Exchange point services	11,721,558	6%	9,248,362	7%
Equipment resales	6,795,262	4%	1,035,754	1%

	$181,574,084	100%	$130,573,357	100%

The increase in revenues is mainly due to both an increase in our deployed customer base and an expansion of services to existing customers, as well as including a full nine months of revenues from a managed web hosting provider acquired in May 2007. Our deployed customer base increased to 1,090 customers as of December 31, 2008 from 916 customers as of December 31, 2007. Revenues consist of:

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

Our utilization of total net colocation space increased to 23.9% as of December 31, 2008 from 22.0% as of December 31, 2007. Our utilization of total net colocation space represents the percentage of space billed versus total space available for customers.

The increase in managed and professional services is mainly due to an increase of approximately $9.3 million in managed web hosting services as a result of including a full nine months of revenues in 2008 from managed web hosting provider acquired in May 2007. The remainder of the increase is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.

The increase in exchange point services is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased 7,857 as of December 31, 2008 from 6,578 as of December 31, 2007.

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

Cost of Revenues.  Costs of revenues, excluding depreciation and amortization, increased $30.9 million to $101.5 million for the nine months ended December 31, 2008 from $70.6 million for the nine months ended December 31, 2007. Cost of revenues consist mainly of operations personnel, fees to third party service providers, procurement of connectivity and equipment, technical and colocation space rental costs, electricity, chilled water, insurance, property taxes, and security services. The increase is mainly due to increases of $10.9 million in personnel costs, $4.4 million in managed service costs, $2.9 million in colocation space costs and $2.5 million in costs of equipment resales. We also had increases of $7.5 million in certain variable costs such as electricity and maintenance as a result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.

The $10.9 million increase in personnel costs is mainly due to operations and engineering staffing levels increasing from an average of 385 employees during the nine months ended December 31, 2007 to an average of 509 employees during the nine months ended December 31, 2008, which is attributable to the acquisition of a managed web hosting provider in May 2007 and expansion of operations in Miami. The $4.4 million in managed services costs is consistent with increase in related revenues and includes a $3.1 million increase in connectivity procurement costs. The $2.9 million increase in colocation space costs is primarily the result of the opening of our new facility in Colombia and taking additional colocation space in Dallas, Belgium, and Madrid. The $2.5 million in costs of equipment resales is consistent with increase in related revenues.

General and Administrative Expenses.  General and administrative expenses increased $5.2 million to $28.7 million for the nine months ended December 31, 2008 from $23.5 million for the nine months ended December 31, 2007. General and administrative expenses consist primarily of administrative personnel, professional service fees, rent, and other general corporate expenses. The increase in general and administrative expenses is mainly due to an increase in administrative personnel costs of $4.1 million. Personnel costs include payroll and share-based compensation. The $4.1 million increase in administrative personnel is the result of a $1.6 million increase in share-based compensation and an increase in headcount from an average of 136 employees during the three months ended December 31, 2007 to an average of 154 employees during the nine months ended December 31, 2008. This increase is mainly attributed to the acquisition of a hosting services provider in May 2007, the expansion of operations in Virginia, Colombia and the expansion of our corporate infrastructure, including planning and information systems resources to manage the existing customer base and plan anticipated business growth.

Sales and Marketing Expenses.  Sales and marketing expenses increased $4.6 million to $19.6 million for the nine months ended December 31, 2008 from $15.0 million for the nine months ended December 31, 2007. The increase is primarily due to an increase in sales personnel from an average of 68 employees during the nine months ended December 31, 2007 to an average of 92 employees during the nine months ended December 31, 2008 and an increase in sales commissions paid for sales bookings.

Depreciation and Amortization Expenses.  Depreciation and amortization expense increased $6.7 million to $20.1 million for the nine months ended December 31, 2008 from $13.4 million for the nine months ended December 31, 2007. The increase is the result of necessary capital expenditures to support our business growth and the expansion of operations in Virginia, upgrades to support our infrastructure and expansion in Miami and Silicon Valley.

Change in Fair Value of Derivatives.  For the nine months ended December 31, 2008, we recognized a loss of $4.1 million due to the changes in the fair values of our derivatives which was mainly related to our two interest rate swap agreements which became effective March 31, 2008. The estimated fair value of these interest rate swap agreements assumes that LIBOR rates will increase to 0.9% over the next 24 months. LIBOR rate was 0.1% as of December 31, 2008.

Interest Expense.  Interest expense decreased $2.9 million to $21.8 million for the nine months ended December 31, 2008 from $24.7 million for the nine months ended December 31, 2007. This decrease is primarily a result of an increase in the amount of interest being capitalized as well as lower interest rates on our financing arrangements.

Interest Income.  Interest income decreased $2.9 million to $1.2 million for the nine months ended December 31, 2008 from $4.1 million for the nine months ended December 31, 2007. This decrease is primarily due to a decrease in our average cash and cash equivalents balances for the period.

Other Financing Charges.  During the nine months ended December 31, 2007, we expensed $1.2 million of financing charges consisting of title and legal fees. These charges were expensed after determining that our term loan of $250.0 million was not a substantial modification of our existing Credit Suisse debt instruments.

Loss on Early Extinguishment of Debt.  During the nine months ended December 31, 2007, we incurred a non-cash loss on the early extinguishment of our debt instruments of $26.9 million.

Other Expenses.  For the nine months ended December 31, 2008, we recorded $0.7 million of other expense, which was primarily attributable to foreign currency losses during the period. For the nine months ended December 31, 2007, we recorded less than $0.1 million of other expense during the period.

Liquidity and Capital Resources

As of December 31, 2008, our principal source of liquidity was our $47.0 million in unrestricted cash and cash equivalents and our $34.3 million in accounts receivable. During the nine months ended December 31, 2008, we generated $38.6 million of cash flows from operations. We anticipate that we will generate sufficient cash flows from operations to fund our capital expenditures and debt service in connection with our currently identified business objectives for the same period. Consequently, we expect to maintain our current liquidity and be able to repay the convertible debt due in June 2009 with an aggregate face value of approximately $33.1 million while remaining in compliance with the terms of the First and Second Lien Agreements which prohibit us from having cash and cash equivalents less than $10.0 million at any time.

We are anticipating capital expenditures of approximately $9 million for the quarter ended March 31, 2009, with the majority related to the completion of the first phase of our data center campus in Virginia, upgrades to support our infrastructure and expansion in Miami and Silicon Valley. The remaining capital expenditures will be used to improve our technology and service delivery platforms. Capital expenditures for the year ended March 31, 2010 are expected to be approximately $40 million, with the majority related to the second phase of our data center campus in Virginia as well as upgrades to support our infrastructure and expansion in Miami.

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

Sources and Uses of Cash

Cash provided by operations for the nine months ended December 31, 2008 was $38.6 million as compared to cash used in operations of approximately $22,000 for the nine months ended December 31, 2007. The increase in cash provided by operations is mainly due to a decrease in our net loss and the timing of vendor payments and collection from customers.

Cash used in investing activities for the nine months ended December 31, 2008 was $85.1 million compared to cash used in investing activities of $115.1 million for the nine months ended December 31, 2007, a decrease of $30.0 million. This decrease is primarily due to the cash used in the acquisition of a managed web hosting provider in May 2007 offset by higher capital expenditures mostly related to our expansion in Virginia, upgrades to our infrastructure and expansion in Miami and Silicon Valley during the nine months ended December 31, 2008.

Cash used in financing activities for the nine months ended December 31, 2008 was $3.4 million compared to cash provided by financing activities of $143.7 million for the nine months ended December 31, 2007, a decrease of $147.1 million. The decrease in cash in financing activities is primarily due to the proceeds received from our $250.0 million term financing arrangement, dated July 31, 2007, during the nine months ended December 31, 2007, offset by $100.2 million in repayments of old notes and mortgage payables and $8.8 million in debt issuance costs during the nine months ended December 31, 2007. In addition, we issued 608,500 shares of our common stock in April 2007, pursuant to the underwriter’s exercise of their over-allotment option of the 11,000,000 shares we sold in our March 2007 offering.

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

The loans under the First Lien Agreement are due on August 1, 2012 and the loans under the Second Lien Agreements are due on February 1, 2013. Under certain circumstances the principal amount of the loans extended under the Second Lien Agreement may be increased by $75.0 million, or $100.0 million depending on our financial condition at the time we request such increase, the proceeds from which increase must be used by us to fund certain acquisitions that have been approved by Credit Suisse.

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

The terms of the New Notes are substantially similar to the terms of the Outstanding Notes except that the New Notes do not have a Company redemption option, the early conversion incentive payment that is applicable to the Outstanding Notes does not apply to the New Notes, and the New Notes provide for a make whole premium payable upon conversions occurring in connection with a change in control in which at least 10% or more of the consideration is cash, which can result in up to 5,085,513 additional shares of our common stock being issuable upon such conversions, while the Outstanding Notes provide for certain cash make whole payments in connection with a change of control in which at least 50% of the consideration is cash.

Debt Covenants

The provisions of our debt contain a number of covenants that limit or restrict our ability to incur more debt or liens, pay dividends, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or use asset sale proceeds, make acquisitions or investments, enter into hedging activities, make capital expenditures and repurchase stock, subject to financial measures and other conditions. In addition, the new credit facilities include financial covenants based on the most recently ended four fiscal quarters such as such as maintaining a certain; (a) maximum leverage ratios regarding the Company’s consolidated funded indebtedness; (b) maximum leverage ratios with respect to the First Lien indebtedness; (c) minimum interest coverage ratios and; (d) capital expenditures not to exceed specified amounts. The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default under our debt and could trigger acceleration of repayment. As of December 31, 2008, we were in compliance with all covenants under the debt agreements, as applicable.

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

The following table represents the minimum future operating and capital lease payments for these commitments, as well as the combined aggregate maturities (principal, interest and maintenance) for the following obligations for each of the fiscal years ended:

	Capital Lease	Operating	Convertible	Mortgage
	Obligations	Leases	Debt	Payable	Total

2009 (three months remaining)	$929,251	$3,298,415	$—	$6,987,865	$11,215,531
2010	3,368,759	11,777,720	38,224,806	19,117,446	72,488,731
2011	2,625,042	9,847,778	3,788,970	21,577,536	37,839,326
2012	1,005,859	9,087,015	3,788,970	21,519,046	35,400,890
2013	448,199	8,600,395	3,788,970	267,407,924	280,245,488
2014 and thereafter	11,371	55,568,622	59,086,486	—	114,666,479

	$8,388,481	$98,179,945	$108,678,202	$336,609,817	$551,856,445

See Liquidity above.

Litigation

From time to time, we are involved in various litigations relating to claims arising out of the normal course of business. These claims are generally covered by insurance. We are not currently subject to any litigation which singularly or in the aggregate could reasonably be expected to have a material adverse effect on our financial position or results of operations.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies,” in the accompanying condensed consolidated financial statements for a discussion of Recent Accounting Pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 2008, our exposure to market risk related primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of short-term fixed interest rate securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material impact on the fair value of our investment portfolio.

We have not entered into any financial instruments for trading purposes. However, the estimated fair value of the derivatives embedded within our 9% Senior Convertible Notes, 6.625% Senior Convertible Notes, and Series B Notes create a market risk exposure resulting from changes in the price of our common stock, interest rates and our credit rating. We do not expect in the near term significant changes in the two-year historical volatility of our common stock used to calculate the estimated fair value of the embedded derivatives. We do not expect the change in the estimated fair value of the embedded derivative to significantly affect our results of operations and it will not impact our cash flows.

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

For the nine months ended December 31, 2008, approximately 87% of our recognized revenue has been denominated in U.S. dollars, generated mostly from customers in the U.S., and our exposure to foreign currency exchange rate fluctuations has been minimal. In the future, a larger portion of our revenues may be derived from operations outside of the U.S. and may be denominated in foreign currency. As a result, future operating results or cash flows could be impacted due to currency fluctuations relative to the U.S. dollar.

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

ITEM 4.  CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, Terremark carried out an evaluation, under the supervision and with the participation of Terremark’s management, including Terremark’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Terremark’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2008, Terremark’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed in the reports Terremark files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

(b)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

For the nine months and three months ended December 31, 2008, we had net loss of $14.7 million and $8.7 million, respectively. For the years ended March 31, 2008, 2007, and 2006, we incurred net losses of $42.2 million, $15.0 million and $37.1 million, respectively. The net loss for the year ended March 31, 2008 included a $26.9 million non-cash loss on the early extinguishment of debt. The net loss for the nine months and three months ended December 31, 2008 included a $4.1 million and $8.2 million non-cash loss on change in fair value of derivatives. Although we believe we are approaching a position of producing net income in the foreseeable future, we are also currently investing heavily in our expansion in Virginia, upgrades to support our infrastructure in Miami and expansion in Silicon Valley. As a result, we will incur higher depreciation and other operating expenses that will negatively impact our ability to achieve and sustain profitability unless and until these new facilities generate enough revenue to exceed their operating costs and cover additional overhead needed to scale our business to this anticipated growth. Although our goal is to achieve profitability, there can be no guarantee that we will become profitable, and we may continue to incur additional losses. Even if we achieve profitability, given the competitive nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

During the nine months ended December 31, 2008, revenues under contracts with agencies of the U.S. federal government constituted approximately 19% of our revenues. Generally, U.S. government contracts are subject to oversight audits by government representatives, to profit and cost controls and limitations, and to provisions permitting modification or termination, in whole or in part, without prior notice, at the government’s convenience. In some cases, government contracts are subject to the uncertainties surrounding congressional appropriations or agency funding. Government contracts are also subject to specific procurement regulations. Failure to comply with these regulations and requirements could lead to suspension or debarment from future government contracting for a period of time, which could limit our growth prospects and adversely affect our business, results of operations and financial condition. Government contracts typically have an initial term of one year. Renewal periods are exercisable at the discretion of the U.S. government. We may not be successful in winning contract awards or renewals in the future. Our failure to renew or replace U.S. government contracts when they expire could have a material adverse effect on our business, financial condition, or results of operations.

We derive a significant portion of our revenues from a few clients; accordingly, a reduction in our clients’ demand for our services or the loss of clients could impair our financial performance.

During the nine months ended December 31, 2008 and 2007, we derived approximately 19% and 17% of our revenues from agencies of the U.S. federal government, respectively. During the year ended March 31, 2008, we derived approximately 16% of our revenues from agencies of the U.S. federal government. Because we derive a large percentage of our revenues from a few major customers, our revenues could significantly decline if we lose one or more of these customers or if the amount of business we obtain from them is reduced.

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

For the nine months ended December 31, 2008, 13% of our total revenue was generated in countries outside of the United States. Some risks inherent in conducting business internationally include:

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

On June 30, 2009, our 9% Senior Convertible Notes and 0.5% Series B Senior Subordinated Convertible Notes, with an aggregate face value of $33.1 million, mature and become due. We may not have sufficient liquidity to satisfy these repayment obligations and remain in compliance with the covenants set forth in our senior credit facilities which prohibit us from having cash and cash equivalents less than $10.0 million at any time. A default could result in acceleration of our indebtedness. If this occurs, our business and financial condition would be adversely affected. Furthermore, even if we are able to satisfy these obligations, after these repayments are made, we may have insufficent liquidity to implement our business plan. We may be unable to find additional sources of liquidity on terms acceptable to us, if at all, which could adversely affect our business, results of operations and financial condition.

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

The market for our equity securities has been extremely volatile (ranging from $2.56 per share to $7.67 per share during the 52-week trading period ending December 31, 2008). Our stock price could suffer in the future as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter. The factors that could cause the price of our common stock in the public market to fluctuate significantly include the following:

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

The sale or availability for sale of substantial amounts of our common stock could adversely impact its price. Our certificate of incorporation authorizes us to issue 100,000,000 shares of common stock. On December 31, 2008, there were approximately 59.7 million shares of our common stock outstanding and approximately 14.6 million shares of our common stock reserved for issuance pursuant to our 9% Senior Convertible Notes, 6.625% Senior Convertible Notes, Series B Notes, Series I convertible preferred stock, stock options, nonvested stock and warrants to purchase our common stock, which consist of:

•	2,324,800 shares of our common stock reserved for issuance upon conversion of our 9% Senior Convertible Notes;

•	4,575,200 shares of our common stock reserved for issuance upon conversion of our 6.625% Senior Convertible Notes (which may be increased by up to an additional 5,085,513 shares of our common stock in the event of conversions occurring in connection with a change of control in which at least 10% or more of the consideration is cash, depending on the specific terms of such change in control);

•	491,400 shares of our common stock reserved for issuance upon conversion of our Series B Notes;

•	1,041,333 shares of our common stock reserved for issuance upon conversion of our Series I convertible preferred stock;

•	2,238,906 shares of our common stock issuable upon exercise of options;

•	1,588,622 shares of our nonvested stock; and

•	2,324,187 shares of our common stock issuable upon exercise of warrants.

Accordingly, a substantial number of additional shares of our common stock are likely to become available for sale in the foreseeable future, which may have an adverse impact on our stock price.

Our common shares are thinly traded and, therefore, relatively illiquid.

As of December 31, 2008, we had 59,653,500 common shares outstanding. While our common shares trade on the NASDAQ, our stock is thinly traded (approximately 0.4%, or 223,000 shares, of our stock traded on an average daily basis during the 52-week trading period ended December 31, 2008) and you may have difficulty in selling your shares quickly. The low trading volume of our common stock is outside of our control, and may not increase in the near future or, even if it does increase in the future, may not be maintained.

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

We have no intention in the foreseeable future to pay any cash dividends on our common stock in accordance with the terms of our credit facilities. Furthermore, we may not pay cash or stock dividends without the written consent of the lenders. In addition, in accordance with the terms of the purchase agreement under which we sold the Series B Notes to Credit Suisse, International, our ability to pay dividends is similarly restricted. Further, the terms of our Series I convertible preferred stock provide that, in the event we pay any dividends on our common stock, an additional dividend must be paid with respect to all of our outstanding Series I convertible preferred stock in an amount equal to the aggregate amount of dividends that would be owed for all shares of commons stock into which the shares of Series I convertible preferred stock could be converted at such time. Therefore, an investor in our common stock will obtain an economic benefit from the common stock only after an increase in its trading price and only by selling the common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our 2008 Annual Meeting of Stockholders on October 10, 2008. The holders of 59,237,269 shares of our common stock and the holders of 312 share of our Series I convertible preferred stock, representing 1,041,333 common shares, were entitled to vote at the meeting.

At our 2008 Annual Meeting of Stockholders, our stockholders met to consider and vote upon proposals to elect the directors of our Company to hold office for a one year term or until their successors are elected and qualified. Our stockholders also met to approve an increase of 1,500,000 shares of our common stock reserved for issuance under our 2005 Executive Compensation Plan.

Proposal 1:  The following nine individuals were elected as Directors of our company to hold office until their successors are elected and qualified.

	For	Withheld

Manuel D. Medina	45,831,911	5,353,016
Joseph R. Wright, Jr.	43,142,478	8,042,449
Guillermo Amore	45,096,415	6,088,512
Timothy Elwes	48,384,364	2,800,563
Antonio S. Fernandez	47,081,888	4,103,039
Arthur L. Money	42,210,366	8,974,561
Marvin S. Rosen	42,175,215	9,009,712
Miguel J. Rosenfeld	47,702,514	3,482,413
Rodolfo A. Ruiz	48,270,734	2,914,193

Proposal 2:  Our stockholders agreed to an increase of 1,500,000 shares of our common stock reserved for issuance under the 2005 Plan.

	For	Against	Abstain

Shares voted	35,899,642	2,188,310	52,619

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of February, 2009.

TERREMARK WORLDWIDE, INC.

By:	/s/ MANUEL D. MEDINA
Manuel D. Medina
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2009

By:	/s/ JOSE A. SEGRERA
Jose A. Segrera
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 9, 2009