Form 10-K
period 2009-03-31
TERREMARK WORLDWIDE INC.
filed 2009-06-09
CIK 912890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if an, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $408,325,938 (based on the closing market price of $6.87 per share for the registrant’s common stock as reported on the Nasdaq Global Market on September 30, 2008). For purposes of the foregoing computation, all executive officers, directors and five percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or five percent beneficial owners are, in fact, affiliates of the registrant.

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 31, 2009 was 64,144,870.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s definitive proxy statement for its 2009 Annual Meeting of Shareholders (to be filed pursuant to Regulation 14A).

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

Our Business

We are a global provider of managed IT solutions with data centers in the United States, Europe and Latin America. We provide carrier neutral colocation, managed services and exchange point services to approximately 1,100 customers worldwide across a broad range of sectors, including enterprises, government agencies, systems integrators, Internet content and portal companies and the world’s largest network providers. We house and manage our customers’ mission-critical IT infrastructure, enabling our customers to reduce capital and operational expenses while improving application performance, availability and security. As a result of our expertise and our full suite of product offerings, customers find it more cost effective and secure to contract us rather than hire dedicated IT staff. Furthermore, as a carrier neutral provider we have more than 160 competing carriers connected to our data centers enabling our customers to realize significant cost savings and easily scale their network requirements to meet their growth. We continue to see an increase in outsourcing as customers face escalating operating and capital expenditures and increased technical demands associated with their IT infrastructure.

We deliver our solutions primarily through three highly specialized data centers, or Network Access Points (NAPs) that were purpose-built and have been strategically located to enable us to become one of the industry leaders in terms of reliability, power availability and connectivity. Our owned NAP of the Americas facility, located in Miami, Florida, is one of the most interconnected data centers in the world and is a primary exchange point for high levels of traffic between the United States, Europe and Latin America; our owned NAP of the Capital Region, or NCR, located outside Washington, D.C., has been designed to address the specific security and connectivity needs of our federal customers; and our leased NAP of the Americas/West, located in Santa Clara, California, is strategically located in Silicon Valley to serve the technology and Internet content provider segments as well as provide access to connectivity to the U.S. west coast, Asia, Pacific Rim and other international locations. Each facility offers our customers access to carrier neutral connectivity as well as technologically advanced security, reliability and redundancy through 100% service level agreements, or SLAs, which means that we agree to provide 100% uptime for all of our customers’ IT equipment contained in our facilities. Our facilities and our IT platform can be expanded on a cost effective basis to meet growing customer demand.

Our primary products and services include colocation, managed services and exchange point services.

•	Colocation Services: We provide customers with the space, power and a secure environment to deploy their own computing, network, storage and IT infrastructure.

•	Managed Services: We design, deploy, operate, monitor and manage our clients’ IT infrastructure at our facilities.

•	Exchange Point Services: We enable our customers to exchange Internet and other data traffic through direct connection with each other or through peering connections with multiple parties.

Our business is characterized by long term contracts, which provide for monthly recurring revenue from a diversified customer base. Our customer contracts are generally 3 years in duration and our average quarterly revenue churn rate for the past four quarters has been less than 2% and we experienced no revenue churn in our federal customer base, which we believe is a reflection of the value of our integrated technology solutions and our ability to deliver the highest quality service. As an illustration of this principle, during the year ended March 31, 2009, approximately 90% of our overall revenue was recurring and over 70% of our new bookings were derived from existing customers.

Our principal executive office is located at 2 South Biscayne Boulevard, Suite 2800, Miami, Florida 33131. Our telephone number is (305) 856-3200.

Competitive Strengths

Our business is characterized by the following strengths:

•	Strategically located carrier neutral data centers — Our purpose-built, carrier neutral data centers have been established in regions with considerable demand for our services. Because we are not a carrier and are not affiliated with a particular carrier, we can provide direct access to more than 160 carriers, including all global Tier 1 carriers, enabling our customers to realize significant cost savings, flexibility and the option to scale their network needs as their businesses grow. Our facilities are in immediate proximity to major fiber routes, providing convenient access to the United States, Europe and Latin America. The NAP of the Americas located in Miami, Florida was the first purpose-built, carrier neutral Network Access Point of its kind and is specifically designed to link the United States with the rest of the world.

•	Competitive advantage in serving the federal sector — We believe the combination of our long-standing relationships with the federal government, high level security clearances and our dedicated federal sales force provides us with a competitive advantage. Approximately 10% of our employee base has federal security clearances, and we are the only company awarded a GSA Schedule contract offering colocation space that satisfies the federal government’s requirements to be accredited as a Sensitive Compartmented Information Facility (SCIF). Since we were awarded our first federal contract in 2004, we have had success in expanding our business with the Departments of Defense and State and we continue to collaborate with key federal IT integrators such as Computer Sciences Corporation and General Dynamics. Our market presence with the federal sector and system integrators is increasing as a result of the success of the NAP of the Capital Region together with the federal government’s current focus on civilian agency IT infrastructure. The federal sector accounted for approximately 24% of our revenue for the year ended March 31, 2009.

•	Comprehensive portfolio of IT solutions — We offer our customers a comprehensive suite of services, including colocation, managed hosting, managed network, disaster recovery, security and cloud computing services. We believe that the breadth of our service offerings enables us to better meet our existing customers’ changing demands and to cross-sell various products and services within our portfolio. We have had significant success in cross-selling our products, with approximately 70% of our new bookings for the year ended March 31, 2009 generated by existing customers.

•	Scalable infrastructure — Our infrastructure is focused around our three primary facilities in Florida, Virginia and California, where visibility of future revenues is high and where we believe the probability of success is significant. We are able to spread the operating expenses and capital expenditures of each facility across the facility’s growing customer base. Our current purpose-built infrastructure also allows us to build out in incremental data centers within our facilities with relatively low incremental capital expenditures as demand increases.

•	Diversified customer base — We have a diverse customer base of approximately 1,100 enterprises, government agencies, systems integrators, Internet content and portal companies and network providers, which are attracted by our fully integrated suite of products and services. Given the breadth of our customer base, no commercial customer represents more than 5% of total recurring revenue.

•	Strong management team — We have a seasoned operational, sales and financial management team, comprising individuals who have an average of 8.5 years of communication and data center expertise.

Most of our operational and sales team has been assembled from several of the world’s leading communication service providers.

Strategy

Our objective is to become the leading provider of IT infrastructure and managed services for enterprise and federal sector customers. Key components of our strategy include the following:

•	Increase revenue from our existing customer base — We will continue to pursue opportunities to provide new services to existing customers and capture an increasing portion of each customer’s IT spending. We believe that our comprehensive set of services establishes a foundation for cross-selling opportunities across our broad customer base. We will focus on cross-selling managed services to our existing colocation customers, as well as providing colocation services to existing managed services customers. We expect our focus on cross-selling to existing customers to maintain or lower our existing churn rates, which will provide us with increased revenue visibility.

•	Leverage our competitive advantage to serve the federal sector — We will broaden our reach with customers in the federal sector, including increasing our penetration of civilian agencies. We will do so by leveraging our dedicated resources, existing relationships, preferred GSA provider status and the prime location and design of our NAP in the Washington D.C. area. We believe that our prior experience and existing relationships in the federal sector have resulted in our ability to offer federal sector customers tailored colocation and managed services. We plan to further capitalize on the current federal administration’s plans to increase their use of cloud computing, building off our recently awarded federal cloud computing contracts to host the USA.gov and Data.gov websites. We believe we are well-positioned to win additional business in the federal sector, increase our penetration of the civilian agencies and further augment our relationships with the large federal IT integrators and other potential partners.

•	Continue our disciplined approach to expansion — Our current expansion plans are focused on growth within our existing footprint when the demand for our services is established, where there are significant opportunities to grow revenue and where the probability of success is significant. The development of our NAP of the Capital Region, or NCR, is an example of this. We opened Pod 1 at NCR in July 2008 and were able to contract over 80% of its total built-out space by January 2009. Similarly, over 30% of the expected built-out space in Pod 2 is already under contract despite beginning construction in January 2009 and having an opening scheduled for early 2010. With more than 90% of the built out space in the NAP of the Americas/West currently contracted, we intend to apply the same disciplined approach to expansion in that and our other markets.

•	Invest in our proprietary service delivery technology and products — We will continue to invest in proprietary technologies that provide reliable, cost-effective and flexible solutions to our customers and a technological advantage over our competitors. Our investment in proprietary technology and products enables us to automate service delivery processes, which will allow us to drive efficiencies and lower our operating costs.

Products and Services

Our primary products and services include colocation, managed services and exchange point services.

Colocation

Our colocation services, which represented 34% of our revenue, or $85.4 million, for the year ended March 31, 2009, provide clients with the space and power to deploy computing, network, storage and IT infrastructure in our world-class data centers. Through a number of redundant subsystems, including power, fiber and satellite connections, we are able to provide our customers with 100% Service Level Agreements (SLAs) for power and environmental systems, which means that we can agree to provide 100% uptime for all of our customers’ IT equipment contained in our facilities. Our colocation solutions are scalable, allowing our customers to upgrade space, connectivity and services as their requirements evolve. As a result of the scalability, cost effectiveness and flexibility of our colocation solutions, our customers continue to increase their outsourcing to us, allowing them to reduce their cost of powering and cooling their infrastructure. Furthermore, customers benefit from our data centers’ wide range of physical security features, including biometric scanners, man traps, smoke detection, fire suppression systems, motion sensors, secured access, video camera surveillance and security breach alarms. Our customers sign long-term contracts and are billed on a monthly basis, in advance, by the square foot or by cabinet for space and by the circuit (based on the number of amps) for power. We provide the following colocation services:

Space and Power — Each of our data centers house IT infrastructure in a safe, secure and highly connected facility, and customers enjoy a high level of network reliability, which enables them to focus on their core business. This service provides space and power to our clients to deploy their own computing, networking and IT infrastructure. Customers can choose individual cabinets or a secure cage depending on their space and security requirements.

Sensitive Compartmented Information Facility (“SCIF”) Services — A service used by the federal sector that includes the buildout and management of a colocation facility including extraordinary security safeguards meeting Director of Central Intelligence Directive (“DCID”) 6/9 Physical Security Standards for SCIF facilities. Facilities meeting DCID 6/9 standards may be utilized for mission-critical federal infrastructure, including colocation, network services, managed hosting and security services delivered by our wholly owned federal subsidiary, Terremark Federal Group, Inc. As of the date of this offering circular, we are the only company awarded a GSA Schedule contract offering colocation space that satisfies the federal government’s requirements to be accredited as a SCIF.

Remote Hands/Smart Hands — Reduces cost and maximizes uptime with on-site troubleshooting and maintenance services. Remote Hands service performs simple functions to customers’ equipment upon request, while Smart Hands service offers clients remote assistance using industry-certified engineers to install and maintain complex network environments.

Managed Services

Our managed services represented 56% of our revenue, or $139.5 million for the year ended March 31, 2009. We design, deploy, operate, monitor and manage our clients’ IT infrastructure at our facilities. Our customers sign long-term contracts and are billed on a monthly basis, in advance, to use these applications, which minimizes the capital expenditure necessary for them to build this platform in-house while also allowing them to maintain full control over the operating system and application infrastructure. This platform is scalable, allowing us to increase margins as we replicate the service for incremental customers. The division is composed of four subdivisions — managed hosting services, managed network services, managed security/data infrastructure services and equipment/other. The key managed services we provide include:

Managed Hosting Services — We offer managed hosting services, in which we house, serve and maintain data environments for various computing environments. These environments can include, without limitation, websites, enterprise resource planning, or ERP, tools and databases. Our managed hosting services, which represented approximately 57% of our managed services revenue for the year ended March 31, 2009, are designed to support complex, transaction-intensive, mission-critical line-of-business and Internet facing applications. Our full suite of managed hosting services allows companies and organizations to reduce their total cost of ownership while increasing IT capability through access to our significant technical expertise and capability as well as our technologically advanced data center, network and computing infrastructure. We provide managed hosting services on dedicated or virtualized servers located within our facilities. We offer the following managed hosting services to our customers:

Service	Description

Managed Hosting	Offers flexibility, scalability and operating efficiency through our full-service, utility-enabled hosting solutions. We also provide a more comprehensive suite of hosting services, built around an application-centric philosophy, with application-level deep monitoring, return-to-service and code troubleshooting services. Includes full support for leading database and application platforms.
Enterprise Cloudtm	The Enterprise Cloud service allows our customers to control a pool of processing, storage and networking resources that allow them to deploy server capacity on demand instead of investing in their own infrastructure.

Managed Network Services — Represented approximately 32% of managed services revenue for the year ended March 31, 2009 , and leverages our robust connectivity and our Commercial and Secure Network Operations Centers, or NOC, to deliver cost savings, flexibility and the performance that customers demand. We generate monthly recurring revenues by providing the following managed network services to our customers.

Service	Description

Managed NOC Services	Provide 24x7 immediate response, customer network monitoring and management and vendor support management.
Managed Routing Service	Provides managed access to the telecommunication backbones of the world’s leading carriers. The facilities are complete with redundant systems and infrastructure. Intelligent routing maximizes optimal network connectivity.
Managed Satellite Services	Provide 24x7 monitoring and management, vendor support management, spectrum management and on-demand move/add/change.

Equipment/Other — Represented approximately 6% of managed services revenue for the year ended March 31, 2009 and consists primarily of services we provide to procure and install equipment utilized as part of our managed services contracts.

We use the following proprietary software tools and technologies to deliver these services:

Infinistructure® — A virtualized computing platform that allows customers to scale across equipment and geographies with limited capital expenditure. This technology eliminates the physical server as a point of failure and allows customers to leverage a comprehensive on-demand computing environment with a substantial enterprise-class computing grid partitioned into secure virtual servers. The system guarantees a highly secure environment using complete server isolation, VLAN network partitioning and PCI-compliant firewalls, and is managed and administered with our digitalOps service delivery platform.

digitalOps — A service delivery software tool that facilitates the management of most of our colocation, hosting and network services, including computing network design, operations and management environments. The technology also serves as a portal and user interface, enabling customers to monitor and provision their own servers. This advanced technology represents the optimization of the surrounding technical operations and business processes to create the architectural logic of an entire managed environment.

Exchange Point Services

Our Exchange Point Services platform represented $15.9 million, or approximately 6%, of revenue for the year ended March 31, 2009 and is designed to allow our customers to connect their networks and equipment with that of others in a flexible and cost-effective manner. The attractiveness of our exchange point services to customers is enhanced by our substantial connectivity with more than 160 competing carriers, which allows our customers to reduce costs while enhancing the reliability and performance associated with the exchange of Internet and other data traffic. Our connectivity options offer our customers a key strategic advantage by providing direct, high-speed connections to peers, partners and some of the most important sources of IP data, content and distribution in the world. Key Exchange Point Services include:

Interconnect Services — These services represent physical links that enable our customers to share data with any other clients connected to our exchange point platform. We charge for these links, or Cross-Connect services, through an initial installation fee and an ongoing monthly recurring charge.

Peering Services — Provide a highly secure and reliable means to exchange data, deliver IP-based services and deliver content between networks in a carrier neutral environment. We provide a cost-effective alternative to conventional transport, significantly reducing the costs, delays and performance issues often associated with using a complex patchwork of local loops and long-haul transport.

Industry Trends

According to Tier1 Research, global demand for data center space increased by 116% from 2002 to 2007 while supply increased by a modest 15% over the same period. Since 2007, demand has continued to outgrow supply, and Tier1 projects that demand will outgrow supply by 2.5x through 2012. This supply and demand imbalance is replacing what was previously considered a market with excess supply. We believe this growth is being driven by escalating broadband utilization trends, rising power and cooling requirements and an increasing enterprise trend for outsourcing bolstered by a growing need for advanced networking technology provided through reliable and secure infrastructure.

•	Global Bandwidth Utilization Trends. Demand for global IP traffic, according to Cisco Systems, Inc, increased at a CAGR of 60% from 2006 to 2008. This growth in end-user traffic over IP networks is expected to continue to grow due to continued adoption of broadband access to the Internet by businesses and consumers and significant mass adoption of high bandwidth and data-intensive consumer and business applications that have large file content. The introduction of more powerful computers and software applications will further exacerbate this trend, and Cisco projects IP traffic will grow at a CAGR of 46% from 2007 through 2012. Penetration rates are also expected to increase and, when combined with increasing connection speeds, indicate that global IP traffic will continue to increase exponentially. Regional internet traffic is growing fastest in Latin America. Cisco projects total regional IP traffic in Latin America to grow at a 57% CAGR from 2007 to 2012. The growth is driven mainly by increasing internet penetration and the advent of high-speed connections in some of the fastest and largest developing economies in the world such as Brazil, Argentina and Colombia. As the increase in global internet traffic continues to drive demand for IT infrastructure, we believe we are well positioned to benefit from these trends. Our facilities handle a significant amount of internet traffic in the U.S., our flagship facility, the NAP of the Americas, handles approximately 90% of Latin American IP traffic, and our Brazilian facility is the largest Internet exchange in South America.

•	Rising Power and Cooling Requirements. Power availability for equipment and cooling is one of the most important challenges facing data centers today. The power requirement of a modern server environment has grown significantly, making many legacy data centers which were not adequately equipped obsolete. While the size of networking and computing equipment continues to shrink, the increasing speed at which this equipment can receive, process and transmit data continues to fuel power requirements. Robert Frances Group research highlights that while the average power requirement per rack was 1 to 3 kilowatts five years ago, a typical rack now requires 4 to 6 kilowatts with high density blade servers consuming 24 — 30 kilowatts per rack. Concurrently, increased cooling requirements for these dense servers coupled with increasing memory and storage requirements are also driving power demand. Industry estimates indicate that one equipment rack of 24 kilowatts of power requires six to seven tons of cooling capacity and approximately 3,800 cubic feet per minute of airflow. According to a recent study, aggregate electricity use for servers doubled over the period 2000 to 2005, both in the US and worldwide. Additionally, IDC expects the blade server market to continue to grow at by estimated 20.8% in unit shipments from 2008 to 2013, accounting for nearly 29.8% of the server market by 2011. We expect the demand for the higher power density and advanced cooling systems provided by our data centers to continue.

•	Increasing Enterprise Demand for Outsourcing. In the U.S., the following factors have contributed to enterprise customers increasingly outsourcing their data center operations:

Increased Technical Demands and Technological Developments.  Advanced equipment and new developments have required greater sophistication and augmented the specifications required of data centers. As a result, companies are now faced with a choice of either upgrading their existing facilities or outsourcing all or a portion of their IT infrastructure to a data center with more advanced networking technology and a more reliable and secure infrastructure.

Increased Reliance on the Internet.  As more businesses rely on the Internet for e-commerce, email and centralized databases, connectivity, speed and reliability have become a priority, and demands on their IT infrastructure have increased. We believe that the lack of adequate security, climate control and bandwidth in most in-house data centers has led to an increase in data center outsourcing.

Adoption of Network-Centric Computing and IP Services.  Technologies such as IP/Ethernet, softswitches and wireless broadband have driven traffic onto multi-purpose IP networks, enabling new applications to be purchased separate from network access. These technologies require increased broadband speeds and reduced latency. Because these requirements have become increasingly difficult for in-house data center solutions to provide, we believe that they have driven the demand for data center outsourcing.

Business Continuity and Disaster Recovery.  As businesses have become increasingly dependent upon their data systems and IT infrastructure, business continuity concerns and disaster recovery planning are leading businesses to store an increasing amount of data in secure, off-site facilities that enable them to access this data in real-time. Our secure data centers contain redundant systems (e.g., power and cooling), which are required under many companies’ business continuity and disaster recovery policies. Additionally, our data centers and services enable our customers to regularly scan data to track compliance with such policies.

Regulatory Compliance.  Regulations have increasingly addressed enterprises’ use of electronic systems, which we believe will drive growth in demand for our secure, outsourced services. Examples of such regulations include Basel II, which provides direction for managing capital risk, supervisory interaction and public risk disclosure for large banks, as well as Check 21, which permits banks to truncate original checks and process check information electronically.

•	Increased government demand for outsourcing: The current federal administration announced plans to increase the outsourcing of IT needs, which we expect will significantly boost federal demand for colocation and managed services, reducing government costs and increasing efficiency. Cloud computing is likely to be one of the key managed hosting services utilized in this initiative. Outsourcing through cloud computing allows the government to use a pool of processing, storage and networking resources that can be provisioned on demand, and offers advanced capabilities in cyber security.

Customers

Our customers include enterprises, government agencies, systems integrators, Internet content and portal companies as well as the world’s largest network providers. As of March 31, 2009, we had approximately 1,100 customers worldwide. The federal sector accounted for approximately 24% of our revenues for the year ended March 31, 2009. The largest commercial customer accounted for less than 5% of our revenues for the year ended March 31, 2009.

Sales and Marketing

Sales

The Terremark sales force markets our services to enterprise, federal sector, interactive entertainment, Internet infrastructure, carrier, and channel customers and is organized by business unit, corresponding to U.S. commercial, Federal, Europe and Latin American. Our sales force works with our team of trained support engineers to apply our strategic approach in targeting customers, which focuses on the design of a package of Terremark products and IT infrastructure services based solely on a particular customer’s needs. We sell our products and services through three primary channels:

•	Direct sales — our direct salesforce is comprised of 29 quota-bearing sales people based primarily in the U.S.

•	Sales engagement team — team of 5 professionals responsible for managing inbound demand from marketing campaigns and website visitors as well as conducting targeted sales outreach.

•	Our Channels & Strategic Alliances group — responsible for the acquisition, education and retention of channel partners and reseller agents.

Marketing

Our marketing organization is responsible for building and communicating a distinct brand, driving qualified leads into the sales pipeline, and ensuring strategic alignment with key partners. Our marketing team supports our strategic priorities through the following primary objectives:

•	Brand management and positioning — This includes brand identity unification, positioning at the corporate and product levels, the development of methodology, marketing assets and brand awareness programs for all of our business units.

•	Lead generation — Utilizing online marketing, targeted advertising, direct marketing, event marketing, and public relations programs and strategies to design and execute successful lead generation campaigns leveraging inside and direct sales and channel teams and contribute meaningfully and measurably to pipeline and revenue goals.

Competition

Our competition includes:

•	Internet data centers operated by established communications carriers such as AT&T, Level 3, Qwest, Savvis and Verizon Business. Unlike the major network providers that constructed data centers primarily to help sell bandwidth, we have aggregated multiple networks in each of our carrier neutral data centers, providing superior diversity, pricing and performance. Telecommunications companies’ data centers generally provide only one choice of carrier and prefer customers with high managed services needs as part of their pricing structures. Locating in our data centers provides access to a wide choice of top tier networks and allows customers to negotiate the best prices with a number of carriers, which we believe results in better economics and redundancy.

•	Infrastructure service providers such as Equinix, Global Switch, Internap Network Services Corporation and Switch and Data. Infrastructure service providers often provide either colocation or managed services or a combination with limited managed services. In contrast, we offer a full suite of both colocation and managed services through high quality, technologically advanced, secure data centers with 24-hour support.

•	Large scale system integrators such as IBM and Electronic Data Systems. Most system integrators are primarily engaged to deliver large scale information systems, including their design and development, the management of vendor contracts, the purchase of equipment and technical integration. While there may be some overlap with our services, we focus on providing an end-to-end service offering in colocation and managed services.

•	Wholesale providers of data center space such as Digital Realty Trust, Dupont Fabros and 365 Main Inc. These companies have data centers focused on meeting the outsourced data center needs of wholesale customer deployments. These centers primarily provide space and power on a wholesale basis without additional services. While certain of our customers demand the use of only the basic elements of our data centers (e.g. power, space and cooling), our focus is on attracting those customers who demand services in addition to the physical facilities necessary to house their equipment. In addition, wholesale customers are not typically suited to our model as we focus on providing space and services to a large number of diverse customers in each data center, which allows our customers and maximizes our financial returns on a per site basis.

•	Managed hosting and cloud computing providers including Rackspace, SAVVIS, AT&T, Pipex, The Planet and Verio. Microsoft, Google and Amazon are also emerging competition, as they are currently making investments in cloud computing capabilities. These services allow customers to use shared or dedicated physical or virtual computer servers to house, serve and maintain various computing environments including websites and databases.

Employees

As of March 31, 2009, we had 670 full-time employees in the United States, 77 full-time employees in Europe and 38 full-time employees in Latin America. Of these employees, 527 were in data center operations, 98 were in sales and marketing and 160 were in management, finance and administration. Approximately 10% of employees have high level federal security clearance. We have no union contracts, and we believe that our relationship with our employees is good.

Primary Data Centers

NAP of the Americas

Constructed in 2001, our owned flagship facility, the NAP of the Americas, located in Miami, Florida is one of the most significant telecommunications projects in the world. This 750,000 gross square-foot facility was the first purpose-built, carrier neutral Network Access Point and is specifically designed to link the United States with the rest of the world.

Miami has been ranked as one of the most interconnected cities in the world, ahead of San Francisco, Chicago and Washington, D.C. Our NAP of the Americas is located in downtown Miami, an area that has numerous telecommunications carrier facilities, fiber loops, international cable landings and multiple power grids. This convergence of telecommunications infrastructure, together with the NAP of the Americas’ capabilities, are reasons why global carriers, Internet service providers and other Internet-related businesses, educational institutions, the federal sector and enterprises have chosen to become our clients.

Our Network Operations Center, or NOC, provides continuous 24-hour support, monitoring and management of all elements in a customer’s computing infrastructure. This service allows our customers to leverage our investment in hardware, software tools and expertise and to be supported by a NOC without requiring them to make significant investments in equipment and dedicated staff. The NAP of the Americas is equipped with two fully staffed NOCs, one serving our commercial customers and the other serving our federal sector customers.

NAP of the Capital Region

Constructed in 2008 and strategically located in Culpeper, Virginia, outside of the 50-mile blast zone surrounding downtown Washington, D.C., the owned NAP of the Capital Region (“NCR”) is one of the most secure and technologically sophisticated data centers on the Eastern seaboard.

The 30-acre campus is the ideal location for government and enterprise clients requiring colocation solutions engineered to meet the needs of today’s power, space and bandwidth-intensive mission-critical applications and hot/warm sites for disaster recovery/COOP environments.

The NCR campus supports up to five 50,000 square-foot independent data center structures and a 72,000-square-foot secure office building. Each structure is a secure bunker, designed to provide clients who require colocation space that meets standards for sensitive compartmented information facilities (SCIFs). Inside each data center, a professional security staff maintains and operates sophisticated surveillance systems, biometric scanners and secured areas for processing of staff, customers and visitors. Computer Sciences Corporation serves as an anchor customer, and we have already contracted with several new and existing federal and commercial customers.

A complete suite of services from colocation and connectivity to managed hosting and comprehensive disaster recovery solutions is offered, including solutions utilizing our Infinistructure® utility computing platform. NCR is designed to accommodate today’s power requirements for high density computing environments. We offer 100% service level agreements on power and environmentals for NCR.

NAP of the Americas/West

Located in Santa Clara, California in Silicon Valley, our leased NAP of the Americas/West (“NAP West”) strategically positions us to service the Asian/Pacific Rim markets and is a key component of our international reach. The facility was engineered to exceed industry standards for power and cooling and is on the critical grid for Silicon Valley Power. Additionally, NAP West’s access to major carriers provides a competitive marketplace that lowers bandwidth costs for our customers while allowing them to select the connectivity best suited to their business. In addition, we own the land adjacent to this facility which we may use to construct an additional 50,000 square foot data facility.

Data Center Summary

We own or lease properties on which we operate Internet exchange facilities from which we may provide our colocation, interconnection and managed services to the federal and commercial sectors. The following tables, together, contain information on these properties and facilities as of March 31, 2009:

		Potential
		Colocation
		space
Location	Type	(sq. ft.)		Services Provided

United States
NAP of the Americas (Miami, FL)	Owned	315,000		Colocation; Exchange; Managed Services
NAP of the Capital Region (Culpeper, VA)	Owned	250,000	(1)	Colocation; Exchange; Managed Services
Pod 1		50,000		Open / fully constructed
Pod 2		50,000		Expect opening early 2010
Pods 3 through 5		150,000		For future expansion

NAP of the Americas/West (Santa Clara, CA)	Leased	30,000		Colocation; Exchange; Managed Services
CA Expansion	Owned	50,000		Colocation; Exchange; Managed Services
Dallas	Leased	7,100		Managed Services
Herndon	Leased	—		Colocation; Exchange
International
Colombia	Leased	18,000		Colocation; Exchange; Managed Services
Madrid	Leased	6,500		Colocation; Exchange; Managed Services
Sao Paolo	Leased	3,400		Colocation; Exchange; Managed Services
Benelux	Leased	1,000		Managed Services
London	Leased	270		Managed Services

(1)	Represents total potential colocation space upon completion of five, 50,000 square foot pods. As of March 31, 2009, Pod 1 has been completed and Pod 2 is under construction. Pod 2 is scheduled to open in early 2010. We intend to construct Pods 3, 4 and 5 as needed to satisfy future demand for space in NAP of the Capital Region.

Financial Information About Geographic Areas

For our fiscal years ended 2009, 2008 and 2007, our revenue from external customers attributable to the United States and internationally is as set forth below (dollars in thousands):

	March 31,
	2009	2008	2007

Revenues:
United States	$218,935	$163,278	$85,167
International	31,535	24,136	15,781

	$250,470	$187,414	$100,948

As of the year ended March 31, 2009, our long lived assets, including property and equipment, net and identifiable and intangible assets, are located in the following geographic areas (dollars in thousands):

	March 31,
	2009	2008

United States	$390,790	$327,048
International	9,343	5,963

	$400,133	$333,011

Directors and Executive Officers

Our executive officers and directors and their ages as of March 31, 2009, are as follows:

Name	Age	Principal Position

Manuel D. Medina	56	Chairman of the Board, President and Chief Executive Officer
Joseph R. Wright, Jr.	70	Vice Chairman of the Board
Guillermo Amore	70	Director
Timothy Elwes	73	Director
Antonio S. Fernandez	69	Director
Arthur L. Money	69	Director
Marvin S. Rosen	67	Director
Miguel J. Rosenfeld	59	Director
Rodolfo A. Ruiz	60	Director
Jamie Dos Santos	47	Chief Executive Officer Terremark Federal Group
Jose A. Segrera	38	Chief Financial Officer
Marvin Wheeler	55	Chief Operations Officer
Adam T. Smith	37	Chief Legal Officer

Manuel D. Medina, 56, has served as Chairman of the Board, President and Chief Executive Officer since April 2000, the date that we merged with AmTec, as well as in those positions with Terremark since its founding in 1982. In addition, Mr. Medina is a managing partner of Communication Investors Group, one of our investors. Before founding Terremark as an independent financial and real estate consulting company, Mr. Medina, a certified public accountant, worked with Price Waterhouse after earning a Bachelor of Science degree in Accounting from Florida Atlantic University in 1974.

Joseph R. Wright, Jr., 70, has served as our Vice Chairman of the Board since April 2000. On January 1, 2009, he became Chief Executive Officer of Scientific Games, of which he has been a member of the board since 2004 and on which he serves Vice Chairman. Prior to his tenure as Chief Executive Officer of Scientific Games, Mr. Wright served as Chairman of Intelsat, the world’s leading provider of satellite/fiber services with a global fleet of 53 satellites servicing over 200 countries from July 2006 to April 2008 and, prior to this position, from August 2001 to July 2006, served as Chief Executive Officer of PanAmSat, a publicly-listed satellite-based services business, which was acquired by Intelsat in 2006. Before PanAmSat, he was Chairman of GRC International Inc., a public company providing advanced information technology, internet and software technologies to government and commercial customers, which was sold to AT&T, was Co-Chairman of Baker & Taylor Holdings, Inc., an international book/video/software distribution and e-commerce company, owned by The Carlyle Group and was Executive Vice President, Vice Chairman, and Director of W. R. Grace & Company, Chairman of Grace Energy Company and President of Grace Environmental Company. Mr. Wright also serves on the Board of Directors/Advisors of Federal Signal, the Defense Business Board, the Defense Science Board task force on interoperability, Performance Measurement Advisory Council of the Office of Management and Budget (The White House), the Network Reliability and Interoperability Council of the Federal Communications Commission, the Media Security and Reliability Council of the Federal Communications Commission, the Council on Foreign Relations, the Committee for the Responsible Federal Budget and the New York Economic Club.

Guillermo Amore, 70, has served as a member of our Board of Directors since February 2001. From August 2000 to February 2001, Mr. Amore served as the President and Chief Operating Officer of our wholly-owned subsidiary, Terremark Latin America, Inc., prior to which he served as Chairman and Chief Executive Officer of Spectrum Telecommunications Corporation until its acquisition. Mr. Amore has nearly 42 years of telecommunications experience, much of it focused on the developing markets of Latin America and the Caribbean. During his tenure at GTE Corporation, he built an extensive network of contacts in the region. These contacts served him well in business development and regulatory affairs during his stewardship of Grupo Isacell S.A. of Mexico and of Spectrum Telecommunications. Mr. Amore holds an MBA from Harvard University and a Bachelors degree in Science in Electrical Engineering from Pontificia Universidad Javeriana, Colombia.

Timothy Elwes, 73, has served as a member of our Board of Directors since April 2000. Mr. Elwes also served as a member of the Board of Directors of Timothy Elwes & Partners Ltd., a financial services company, between May 1978 and October 1994, the business of which was merged into Fidux Trust Co. Ltd. in December 1995. Since December 2000 he has served as a director of Timothy Elwes & Partners Ltd., a financial services company.

Antonio S. Fernandez, 69, was elected to our Board of Directors in September 2003. In 1970, Mr. Fernandez was a Systems Engineering Manager at Electronic Data Systems (EDS). In 1971, Mr. Fernandez joined DuPont Glore Forgan as a Vice-President in Operations. In 1974, he joined Thomson McKinnon as Director of Operations and Treasurer. In 1979, he was Director of Operations and Treasurer at Oppenheimer & Co. Inc., where he also served as Chief Financial Officer from 1987 until 1994 and a member of the Board of Directors from 1991 until 1998. In 1991, Mr. Fernandez founded and headed the International Investment Banking Department at Oppenheimer & Co. and served in that capacity until 1999. Mr. Fernandez served on the Board of Banco Latinoamericano de Exportaciones from 1992 until 1999. He also served as Trustee of Mulhenberg College, PA from 1995 until 1998. Since June 2004, Mr. Fernandez has been a director of Spanish Broadcasting Systems, an operator of radio stations in the U.S. He graduated from Pace University, NY in 1968 with a Bachelors in Business Administration.

Arthur L. Money, 69, has served as a member of our Board of Directors since May 2003. Since September 2002, Mr. Money has been a member of the Board of Directors of SafeNet, a provider of Information Technology security solutions. From 1999 to 2001, Mr. Money was the Assistant Secretary of Defense (C3I) and Department of Defense CIO. Prior to this, Mr. Money served as the Assistant Secretary of the Air Force for Research, Development, and Acquisition, and was Vice President and Deputy General Manager of TRW. From 1989 to 1995, Mr. Money was President of ESL, Inc. He has received distinguished public service awards from the U.S. Department of Defense (Bronze Palm), the U.S. Air Force, and the U.S. Navy. He is currently President of ALM Consulting, specializing in command control and communications, intelligence, signal processing and information processing. Mr. Money received his Master of Science Degree in Mechanical Engineering from the University of Santa Clara and his Bachelor of Science Degree in Mechanical Engineering from San Jose State University.

Marvin S. Rosen, 68, has served as a member of our Board of Directors since April 2000. Mr. Rosen is a co-founder and Chairman of the Board of Directors of Fusion Telecommunications International and served as its Vice Chairman from December 1998 to April 2000 and has served as its Chief Executive Officer since April 2000. Mr. Rosen is also of counsel to Greenberg Traurig, P.A., our corporate counsel. From September 1995 through January 1997, Mr. Rosen served as the Finance Chairman of the Democratic National Committee. Mr. Rosen has served on the Board of Directors of the Robert F. Kennedy Memorial since 1995 and Fusion Telecommunications International, Inc., since 1997, where he has also been Vice-Chairman since December 1998. Mr. Rosen received his Bachelor of Science degree in Commerce from the University of Virginia, his LL.B. from Dickinson School of Law and his LL.M. in Corporations from New York University Law School.

Miguel J. Rosenfeld, 59, has served as a member of our Board of Directors since April 2000. Since November 1991, he has served as a Senior Vice President of Delia Feallo Productions, Inc., where he has been responsible for the development of soap opera productions in Latin America. From January 1995 until May 1998, he was the Director of Affiliates and Cable for Latin America for Protele, a division of Televisa International LLC. From December 1984 until September 1998, he was a sales manager for Capitalvision International Corporation. Mr. Rosenfeld holds a Bachelor of Arts degree in Administration from the University of Buenos Aires, which he earned in 1975.

Rodolfo A. Ruiz, 60, has served as a member of our Board of Directors since July 2003. Since 2004, Mr. Ruiz has served as Executive Vice President — Spirits for Southern Wine and Spirits of America, Inc. From 1979 to 2003, Mr. Ruiz held a series of senior management positions within the Bacardi organization, inclusive of having served as President and Chief Executive Officer of Bacardi Global Brands, President and Chief Executive Officer of Bacardi Asia/Pacific Region, and several senior executive sales, marketing, financial and operations positions within Bacardi USA. Prior to joining Bacardi, from 1966 to 1979, Mr. Ruiz, in his capacity as a certified public accountant, served as a Senior Auditor, Senior Internal Auditor and Audit Manager with Price Waterhouse & Co. for a wide variety of public and private clients and projects in the United States and Mexico, as well as throughout Latin America, interspersed by a term, from 1973 to 1975, with International Basic Economy Corp, otherwise known as IBEC/Rockefeller Group. Mr. Ruiz holds a Bachelor of Business degree from the University of Puerto Rico.

Jamie Dos Santos, 47, has served as our CEO of Terremark Federal Group since July 2005. Ms. Dos Santos is responsible for the planning, development and execution of our federal government sales, marketing and operations strategy. Ms. Dos Santos manages all aspects of our federal government relationships, including with the Department of Defense, Civilian Agencies and the federal systems integrators. From March 2003 to July 2005, Ms. Dos Santos served as our Chief Marketing Officer, in which capacity she was responsible for the development of strategic marketing initiatives and commercial sales strategies that contributed to the company’s sustained growth. From April 2001 to March 2003, Ms. Dos Santos served as our Senior Vice President Global Sales. Prior to joining Terremark, Ms. Dos Santos enjoyed a career of 25 years with several global companies including BellSouth, Bellcore and SAIC . Ms. Dos Santos sits on the AFCEA Intelligence Committee and serves on the AFCEA Board of Directors as a Class Director, Class of 2011. She also sits on the Information Technology Sector Coordinating Council for the US protection of Critical Information Infrastructure. She is a top 100 executive with the Executive Leadership Council and Vice President of the South Florida AFCEA chapter. Ms. Dos Santos’ educational background includes eight years in the Bellcore Training Center, the University of Florida and Harvard Business School for Continuing Education.

Jose A. Segrera, 38, has served as our Chief Financial Officer since September 2001. From September 2000 to June 2001, Mr. Segrera served as our Vice President — Finance. From January 2000 to September 2000, Mr. Segrera served as the interim Chief Financial Officer of FirstCom Corporation. From June 1996 to November 1997, Mr. Segrera was a manager in the assurance practice at KPMG Peat Marwick LLP. Mr. Segrera received his Bachelor in Business Administration and his Masters in Professional Accounting from the University of Miami.

Marvin Wheeler, 54, has served as our Chief Operations Officer since November 2003. Previously, he served as our Senior Vice President, Worldwide Operations since March 2003. From March 2001 to March 2003, Mr. Wheeler served as Senior Vice President of Operations and General Manager of the NAP of the Americas. From June 1978 to

March 2000, Mr. Wheeler managed the Data Center and WAN/LAN Operations for BellSouth, Mr. Wheeler graduated from the University of Florida, where he earned a degree in Business Administration with a concentration in marketing.

Adam T. Smith, 37, has served as our Chief Legal Officer since November 2006. From May 2005 to November 2006, Mr. Smith served as our SVP Deputy General Counsel, and from February 2004 to April 2005 as our VP Assistant General Counsel. From April 2000 to January 2004, Mr. Smith led the Electronic Commerce & Technology law practice for a Miami based international law firm, as well as focused on domestic and international corporate transactions, venture capital, and corporate securities. Prior to April 2000, Mr. Smith worked in Washington, D.C., where he was responsible for the review of the legal issues surrounding the Internet aspects of the proposed Sprint/Worldcom merger, and gained federal government experience as an honors intern in the Office of the Secretary of Defense, as well as the Department of State (U.S. Embassy/Santiago, Chile), Office of the Deputy Attorney General, and U.S. House of Representatives International Relations Committee. Mr. Smith received his Juris Doctor from the University of Miami School of Law and his Bachelor of Arts from Tufts University. Mr. Smith is a member of the bar of the State of Florida and the United States District Court for the Southern District of Florida.

Where You Can Find Additional Information

We file annual, quarterly, and special reports, proxy statements and other information with the SEC. You may read and copy any materials that we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our Securities and Exchange Commission filings are also available to the public at the Securities and Exchange Commission’s website at http://www.sec.gov. In addition, we make available free of charge on or through our Internet website, http://www.terremark.com under “Investor Relations”, all of the annual, quarterly and special reports, proxy statements, Section 16 insider reports on Form 3, Form 4 and Form 5 and amendments to these reports and other information we file with the SEC. Additionally, our board committee charters and code of ethics are available on our website and in print to any stockholder who requests them. The reference to our website address does not constitute incorporation by reference of the information contained in the website and should not be considered part of this report.

ITEM 1A.	RISK FACTORS.

You should carefully consider the following risks and all other information contained in this Annual Report on Form 10-K. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, and the trading price of our common stock could decline. The risks and uncertainties described below are those that we currently believe may materially affect our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations.

We have incurred substantial losses in the past and expect to continue to incur additional losses in the future, which may reduce our ability to raise capital.

For the years ended March 31, 2009, 2008, 2007 and 2006, we incurred net losses of $10.6 million, $42.2 million, $15.0 million and $37.1 million, respectively. The net loss for year ended March 31, 2009 included a $3.9 million non-cash loss on change in fair value of derivatives. The net loss for the year ended March 31, 2008 included a $26.9 million non-cash loss on the early extinguishment of debt. We are currently investing heavily in our expansion in Virginia, upgrades to support our infrastructure in Miami and expansion in Silicon Valley. As a result, we will incur higher depreciation and other operating expenses that will negatively impact our ability to achieve and sustain profitability unless and until these new facilities generate enough revenue to exceed their operating costs and cover additional overhead needed to scale our business to this anticipated growth. Although our goal is to achieve profitability, there can be no guarantee that we will become profitable, and we may continue to incur additional losses. Even if we achieve profitability, given the competitive nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our continuing losses may limit our ability to raise needed financing, or to do so on favorable terms, as those losses are taken into account by the organizations that issue investment ratings on our indebtedness.

We may not be able to compete successfully against current and future competitors.

Our products and services must be able to differentiate themselves from existing providers of space and services for telecommunications companies, web hosting companies, virtualized IT solutions and other colocation providers. In addition to competing with carrier neutral colocation providers, we must compete with traditional colocation providers, including local phone companies, long distance phone companies, Internet service providers and web hosting facilities. Likewise, with respect to our other products and services, including managed services, bandwidth services and security services, we must compete with more established providers of similar services. Most of these companies have longer operating histories and significantly greater financial, technical, marketing and other resources than we do.

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

For the year ended March 31, 2009, revenues under contracts with the federal sector constituted approximately 24% of our revenues. Generally, U.S. government contracts are subject to oversight audits by government representatives, to profit and cost controls and limitations, and to provisions permitting modification or termination, in whole or in part, without prior notice, at the government’s convenience. In some cases, government contracts are subject to the uncertainties surrounding congressional appropriations or agency funding. Government contracts are also subject to specific procurement regulations. Failure to comply with these regulations and requirements could lead to suspension or debarment from future government contracting for a period of time, which could limit our growth prospects and adversely affect our business, results of operations and financial condition. Government contracts typically have an initial term of one year. Renewal periods are exercisable at the discretion of the U.S. government. We may not be successful in winning contract awards or renewals in the future. Our failure to renew or replace U.S. government contracts when they expire could have a material adverse effect on our business, financial condition, or results of operations.

We derive a significant portion of our revenues from a few clients; accordingly, a reduction in our clients’ demand for our services or the loss of clients could impair our financial performance.

For the years ended March 31, 2009 and 2008, we derived approximately 24% and 22% of our revenues from the federal sector, respectively. Because we derive a large percentage of our revenues from a few major customers, our revenues could significantly decline if we lose one or more of these customers or if the amount of business we obtain from them is reduced.

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

A significant barrier to the growth of e-commerce and communications over the Internet has been the need for secure transmission of confidential information. Several of our infrastructure systems and application services use encryption and authentication technology licensed from third parties to provide the protections necessary to ensure secure transmission of confidential information. We also rely on security systems designed by third parties and the personnel in our network operations centers to secure those data centers. Any unauthorized access, computer viruses, accidental or intentional actions and other disruptions could result in increased operating costs or worsen our reputation with our customers.

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

If we are unable to protect our intellectual property and prevent its use by third parties, our ability to compete in the market will be harmed.

We rely on a combination of patent, copyright, trade secret and trademark laws to protect our proprietary technology and prevent others from duplicating our products and services. However, these means may afford only limited protection and may not: (1) prevent our competitors from duplicating our products or services; (2) prevent our competitors from gaining access to our proprietary information and technology; or (3) permit us to gain or maintain a competitive advantage.

Any of our patents may be challenged, invalidated, circumvented or rendered unenforceable. We cannot assure you that we will be successful should one or more of our patents be challenged for any reason. If our patent claims are rendered invalid or unenforceable, or narrowed in scope, the patent coverage afforded our products or services could be impaired, which could significantly impede our ability to market our products or services, negatively affect our competitive position and harm our business and operating results.

We cannot assure you that any pending or future patent applications held by us will result in an issued patent or that, if patents are issued to us, that such patents will provide meaningful protection against competitors or against competitive technologies. The issuance of a patent is not conclusive as to its validity or its enforceability. The United States federal courts or equivalent national courts or patent offices elsewhere may invalidate our patents or find them unenforceable. Competitors may also be able to design around our patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. If these developments were to occur, it could have an adverse effect on our sales. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees and current employees, despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions. Furthermore, the laws of foreign countries may not protect our intellectual property rights effectively or to the same extent as the laws of the United States. If our intellectual property rights are not adequately protected, we may not be able to commercialize our technologies, products or services and our competitors could commercialize our technologies, which could result in a decrease in our sales and market share that would harm our business and operating results.

Our products or services could infringe on the intellectual property rights of others, which may lead to litigation that could itself be costly, could result in the payment of substantial damages or royalties and/or prevent us from using technology that is essential to our products or services.

We cannot assure you that our products, services or other methods do not infringe the patents or other intellectual property rights of third parties. Infringement and other intellectual property claims and proceedings brought against us, whether successful or not, could result in substantial costs and harm our reputation. Such claims and proceedings can also distract and divert management and key personnel from other tasks important to the success of our business. In addition, intellectual property litigation or claims could force us to do one or more of the following:

•	cease selling or using any of our products or services that incorporate or makes use of the asserted intellectual property, which would adversely affect our revenue;

•	pay substantial damages for past use of the asserted intellectual property;

•	obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; or

•	redesign or rename, in the case of trademark claims, our products or services to avoid infringing the intellectual property rights of third parties, which may not be possible and could be costly and time-consuming if it is possible to do.

In the event of an adverse determination in an intellectual property suit or proceeding, or our failure to license essential technology, our sales could be harmed and/or our costs increase, which would harm our financial condition and our stock price may likely decline.

We license intellectual property rights from third-party owners. If such owners do not properly maintain or enforce the intellectual property underlying such licenses, our competitive position and business prospects could be harmed. Our licensor may also seek to terminate our license.

We are a party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful to our business. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce our licensed intellectual property. Our licensors may not successfully prosecute the applications for intellectual property to which we have licenses. Even if patents or other intellectual property registrations issue in respect of these applications, our licensors may fail to maintain these patents or intellectual property registrations, may determine not to pursue litigation against other companies that are infringing these patents or intellectual property registrations, or may pursue such litigation less aggressively than we would. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products or services for sale, which could adversely affect our competitive business position and harm our business prospects.

One or more of our licensors may allege that we have breached our license agreement with them and accordingly seek to terminate our license. If successful, this could result in our loss of the right to use the licensed intellectual property, which could adversely affect our ability to commercialize our technologies, products or services, as well as harm our competitive business position and our business prospects.

We rely on trade secrets and other forms of non-patent intellectual property protection. If we are unable to protect our trade secrets, other companies may be able to compete more effectively against us.

We rely on trade secrets, know-how and technology, which are not protected by patents, to maintain our competitive position. Our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. If any of our trade secrets, know-how or other technologies not protected by a patent were to be disclosed to or independently developed by a competitor, our business, financial condition and results of operations could be materially adversely affected.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Some of our employees may have been previously employed by other companies, including our competitors or potential competitors. As such, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize certain products or services, which would adversely affect our business.

We may be exposed to liability under non-solicitation agreements to which one or more of our employees may be a party with certain of our competitors.

From time to time, we may hire employees who may be parties to non-solicitation or non-competition agreements with one or more of our competitors. Although we expect that all such employees will comply with the terms of their non-solicitation agreements, it is possible that if customers of our competitors chose to move their business to us, or employees of a competitor seek employment with us, even without any action on the part of any employee bound by any such agreement, one or more of our competitors may chose to bring a claim against us and our employee.

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

For each of the years ended March 31, 2009 and 2008, 13% of our total revenue was generated in countries outside of the United States, respectively. Some risks inherent in conducting business internationally include:

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

We are a highly leveraged company. For a description of our outstanding debt, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Risks Related to the Notes — Our substantial leverage may impair our cash flow and financial condition and prevent us from fulfilling our obligations under the notes.” Should we need additional capital or financing, our ability to arrange financing and the cost of this financing will depend upon many factors, including:

•	general economic and capital markets conditions, and in particular the non-investment grade debt market;

•	conditions in the Internet infrastructure market;

•	credit availability from banks or other lenders;

•	investor confidence in the telecommunications industry generally and our company specifically; and

•	the success of our facilities.

On June 30, 2009, our 9% Senior Convertible Notes and 0.5% Series B Senior Subordinated Convertible Notes, with an aggregate face value of $33.1 million, mature and become due. If we do not successfully complete this offering, we may not have sufficient liquidity to satisfy these repayment obligations and remain in compliance with the covenants set forth in our senior credit facilities which prohibit us from having cash and cash equivalents less than $10.0 million at any time. A default could result in acceleration of our indebtedness. If this occurs, our business and financial condition would be adversely affected. Furthermore, even if we are able to complete this offering and/or satisfy these obligations, after these repayments are made, we may have insufficient liquidity to implement our business plan. We may be unable to find additional sources of liquidity on terms acceptable to us, if at all, which could adversely affect our business, results of operations and financial condition.

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

We are highly dependent on the skills, experience and services of key personnel. The loss of key personnel could have a material adverse effect on our business, operating results or financial condition. We do not maintain key man life insurance with respect to these key individuals. Our recent and potential growth and expansion are expected to place increased demands on our management skills and resources. Therefore, our success also depends upon our ability to recruit, hire, train and retain additional skilled and experienced management personnel. Employment and retention of qualified personnel is important due to the competitive nature of our industry. Our inability to hire new personnel with the requisite skills could impair our ability to manage and operate our business effectively.

We may encounter difficulties implementing our expansion plan.

We expect that we may encounter challenges and difficulties in implementing our expansion plan to establish new facilities in those domestic and international locations where we believe there is significant demand for our services and to expand our facilities in those locations we currently own such as Culpeper, Virginia, where we have the capacity to construct 4 additional pods, each yielding 50,000 square feet of net colocation space, and Santa Clara, California, where we have the capacity to construct an additional 50,000 square feet of net colocation space. These challenges and difficulties relate to our ability to:

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

If the world-wide financial crisis and the ongoing economic recession continues or intensifies, our ability to meet long-term commitments and our ability to grow our business would be adversely affected; this could adversely affect our results of operations, cash flows and financial condition.

The global economy is currently experiencing a significant contraction, with an almost unprecedented lack of availability of business and consumer credit. We rely on the capital markets, particularly for publicly offered debt, as well as the credit markets, to meet our financial commitments and short-term liquidity needs if internal funds are not available from our operations. Long-term disruptions in the capital and credit markets, similar to those that are currently being experienced, could result from uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions and could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures and reducing or eliminating discretionary uses of cash.

Besides our cash on hand and any financing activities we may purse, customer collections are our primary source of cash. While we believe we have a strong customer base and have experienced strong collections in the past, if the current market conditions continue to deteriorate we may experience increased churn in our customer base, including reductions in their commitments to us, which could also have a material adverse effect on our liquidity, results of operation and financial position.

If the ongoing economic recession continues or worsens or if markets continue to be disrupted, there may be lower demand for our services and increased incidence of customers’ inability to pay their accounts. Further, bankruptcies or similar events by customers may cause us to incur bad debt expense at levels higher than historically experienced. These events would adversely impact our results of operations, cash flows and financial position.

Risk Factors Related to Our Common Stock

Our stock price may be volatile, and you could lose all or part of your investment.

The market for our equity securities has been extremely volatile (ranging from $1.85 per share to $7.67 per share during the 52-week trading period ending March 31, 2009). Our stock price could suffer in the future as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter. The factors that could cause the price of our common stock in the public market to fluctuate significantly include the following:

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

The sale or availability for sale of substantial amounts of our common stock could adversely impact its price. Our certificate of incorporation authorizes us to issue 100,000,000 shares of common stock. On March 31, 2009, there were approximately 59.7 million shares of our common stock outstanding and approximately 14.2 million shares of our common stock reserved for issuance pursuant to our 9% Senior Convertible Notes, 6.625% Senior Convertible Notes, Series B Notes, Series I convertible preferred stock, options, nonvested stock and warrants to purchase our common stock, which consist of:

•	2,324,800 shares of our common stock reserved for issuance upon conversion of our 9% Senior Convertible Notes;

•	4,575,200 shares of our common stock reserved for issuance upon conversion of our 6.625% Senior Convertible Notes;

•	491,400 shares of our common stock reserved for issuance upon conversion of our Series B Notes;

•	1,041,333 shares of our common stock reserved for issuance upon conversion of our Series I convertible preferred stock;

•	2,209,887 shares of our common stock issuable upon exercise of options;

•	1,489,630 shares of our nonvested stock; and

•	2,030,328 shares of our common stock issuable upon exercise of warrants.

Accordingly, a substantial number of additional shares of our common stock are likely to become available for sale in the foreseeable future, which may have an adverse impact on our stock price.

Our common shares are thinly traded and, therefore, relatively illiquid.

As of March 31, 2009, we had 59,740,750 common shares outstanding. While our common shares trade on the NASDAQ, our stock is thinly traded (approximately 0.3%, or 205,353 shares, of our stock traded on an average daily basis during the year ended March 31, 2009) and you may have difficulty in selling your shares quickly. The low trading volume of our common stock is outside of our control, and may not increase in the near future or, even if it does increase in the future, may not be maintained.

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

Our executive offices are located in Miami, Florida. We also have offices in several cities throughout the United States and in Brussels, Belgium; Madrid, Spain; and Sao Paulo, Brazil. We own data centers in Miami, Florida and Culpepper, Virginia. We have also entered into leases for data center space in Dallas, Texas; Santa Clara and Pleasanton, California; Herndon, Virginia; Madrid, Spain; Amsterdam, Netherlands; Brussels, Belgium; Sao Paulo, Brazil; and Bogota, Colombia. See “Item 1. Business — Primary Data Centers”.

ITEM 3.	LEGAL PROCEEDINGS.

We become involved in various legal actions and claims in the ordinary course of business. Litigation is subject to many uncertainties and we may be unable to accurately predict the outcome of individual matters, any of which may be decided unfavorably to us. Currently, we have some collection related litigation ongoing in the ordinary course of business. Management believes that the ultimate liability, if any, with respect to these matters will not be material.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock and Preferred Stock Information

On May 14, 2007, our common stock, par value $0.001 per share, began trading under the symbol “TMRK” on the Nasdaq Global Market and ceased trading on the American Stock Exchange under the symbol “TWW”.

As of March 31, 2009, under our amended and restated certificate of incorporation, we had the authority to issue:

•	100,000,000 shares of common stock, par value $0.001 per share; and

•	10,000,000 shares of preferred stock, par value $0.001 per share, which are issuable in series on terms to be determined by our board of directors, of which 600 shares are designated as series I convertible preferred stock.

As of March 31, 2009:

•	59,740,750 shares of our common stock were outstanding;

•	312 shares of our series I convertible preferred stock were outstanding. Each share of series I convertible preferred stock may be converted into 3,333 shares of our common stock.

As of May 31, 2009, there were 678 holders of record and we believe at least 5,614 beneficial owners of our common stock.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock as reported on the Nasdaq Global Market:

	Prices
Fiscal Year 2009 Quarter Ended	High	Low

June 30, 2008	$7.32	$5.27
September 30, 2008	7.67	5.19
December 31, 2008	6.92	2.56
March 31, 2009	4.25	1.85
Through June 5, 2009	5.82	2.51

	Prices
Fiscal Year 2008 Quarter Ended	High	Low

June 30, 2007(1)	$8.79	$6.34
September 30, 2007	7.61	5.15
December 31, 2007	8.14	5.14
March 31, 2008	6.69	4.64

(1)	May include prices reported by the American Stock Exchange, on which our common stock was traded until it began trading on the Nasdaq Global Market on May 14, 2007.

Performance Graph

The following graph presents the cumulative total return to our stockholders for the period from March 31, 2004 to March 31, 2009. Our common stock is compared to the Russell 2000 Index and a peer group. Our peer group of companies comprised the Goldman Sachs Internet Index (GSI) over the same period. The information contained in this graph is not necessarily indicative of our future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Terremark Worldwide, Inc., The Russell 2000 Index,
The RDG Internet Composite Index And The S&P North American Technology Internet Index

*	$100 Invested on 3/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending March 31.

The stock performance graph assumes for comparison that the value of the Company’s common stock was $100 on March 31, 2004 and that all dividends were reinvested.

Dividend Policy

Holders of our common stock are entitled to receive dividends or other distributions when and if declared by our board of directors. In addition, our 9% Senior Convertible Notes and our 6.625% Senior Convertible Notes contain contingent interest provisions which allow the holders of these notes to participate in any dividends declared on our common stock. Further, our Series I preferred stock contain participation rights which entitle the holders to receive dividends in the events we declare dividends on our common stock. The right of our board of directors to declare dividends, however, is subject to any rights of the holders of other classes of our capital stock and the availability of sufficient funds under Delaware law to pay dividends. Our credit facilities limit our ability to pay dividends. We do not anticipate paying cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On May 29, 2009, in a private transaction, we sold to VMware Bermuda Limited, a wholly-owned subsidiary of VMware, Inc., four million shares of our common stock at a purchase price of $5.00 per share, for a total purchase price equal to $20 million. In connection with this transaction, we have agreed to register such shares for resale on or prior to the 30th day following the closing date, subject to our ability to elect up to two, five business day extensions.

The offer and sale of our securities was exempt from the registration requirements of the Securities Act, as the securities were sold to accredited investors pursuant to Regulation D and to non-United States persons in offshore transactions pursuant to Regulation S.

Equity Compensation Plan Information

This table summarizes share and exercise price information about our equity compensation plans as of March 31, 2009.

	Number of Securities	Weighted Average
	to be Issued Upon	Exercise Price of	Number of Securities
	Exercise of Outstanding	Outstanding Options,	Available for Future
	Options, Nonvested Stock,	Nonvested Stock,	Issuance Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by security holders	5,729,845	$7.02	2,791,367
Equity compensation plans not approved by security holders	—	$—	—

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data has been derived from our audited consolidated financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere herein.

	Twelve Months Ended March 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands except per share data)

Results of Operations:
Revenues	$250,470	$187,414	$100,948	$62,529	$46,818
Real estate services	—	—	—	—	1,330

Total revenues	250,470	187,414	100,948	62,529	48,148

Cost of revenues	136,434	100,886	56,902	38,824	36,310
Construction contract expenses	—	—	—	—	809
Other expenses	124,605	128,756	58,998	60,854	20,888

Total expenses	261,039	229,642	115,900	99,678	58,007

Net loss	(10,569)	(42,228)	(14,952)	(37,149)	(9,859)
Non-cash preferred dividend	(807)	(794)	(676)	(727)	(915)

Net loss attributable to common stockholders	$(11,376)	$(43,022)	$(15,628)	$(37,876)	$(10,774)

Net loss per common share — basic	$(0.19)	$(0.74)	$(0.35)	$(0.88)	$(0.31)

Net loss per common share — diluted	$(0.19)	$(0.74)	$(0.36)	$(0.88)	$(0.40)

	As of March 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Financial condition:(1)
Property and equipment, net	$301,002	$231,674	$137,937	$129,893	$123,406
Total assets	516,341	503,860	309,646	204,716	208,906
Long term obligations(2)(3)	336,793	352,391	184,510	163,967	149,734
Stockholders’ equity	82,997	90,522	89,499	13,836	40,176

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

(2)	Long term obligations include mortgage payable less current portion, convertible debt less current portion, estimated fair value of derivatives embedded within convertible debt, deferred rent and other liabilities, deferred revenue less current portion, capital lease obligations less current portion and notes payable less current portion.

(3)	Long term obligations as of March 31, 2005, include approximately $600 in redeemable convertible preferred stock plus accrued dividends.

The quarterly selected financial statement data set forth below has been derived from our unaudited consolidated financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere herein.

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,
	2009	2008	2008	2008
	(Dollars in thousands except per share data)

Revenues	$68,896	$65,877	$59,581	$56,116

Cost of revenues	34,975	34,242	35,130	32,087
Other expenses	29,774	40,321	32,627	21,884

Total expenses	64,749	74,563	67,757	53,971

Net income (loss)	4,147	(8,686)	(8,176)	2,145
Non-cash preferred dividend	(221)	(195)	(195)	(195)
Earnings allocation to participating stockholders	(462)	—	—	(231)

Net income (loss) attributable to common stockholders	$3,464	$(8,881)	$(8,371)	$1,719

Net income (loss) per common share — basic	$0.06	$(0.15)	$(0.14)	$0.03

Net income (loss) per common share — diluted	$0.06	$(0.15)	$(0.14)	$0.03

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,
	2008	2007	2007	2007
	(Dollars in thousands except per share data)

Revenues	$56,841	$49,964	$45,368	$35,241

Cost of revenues	30,276	26,358	25,304	18,948
Other expenses	29,031	27,096	35,584	37,045

Total expenses	59,307	53,454	60,888	55,993

Net loss	(2,466)	(3,490)	(15,520)	(20,752)
Non-cash preferred dividend	(195)	(196)	(201)	(202)
Earnings allocation to participating stockholders	—	—	—	—

Net loss attributable to common stockholders	$(2,661)	$(3,686)	$(15,721)	$(20,954)

Net loss per common share — basic	$(0.04)	$(0.06)	$(0.27)	$(0.37)

Net loss per common share — diluted	$(0.04)	$(0.06)	$(0.27)	$(0.37)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 based on our current expectations, assumptions, and estimates about us and our industry. These forward-looking statements involve risks and uncertainties. Words such as “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. All statements other than statements of historical facts, including, among others, statements regarding our future financial position, business strategy, projected levels of growth, projected costs and projected financing needs, are forward-looking statements. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several important factors including, without limitation, competitive factors, uncertainties inherent in government contracting, concentration of business with a small number of clients, the ability to service debt, substantial leverage, material weaknesses in our internal controls over financial reporting and our disclosure controls, energy costs, changes in interest rates, one-time events and other factors more fully described in “Risk Factors” and elsewhere in this report. The forward-looking statements made in this report relate to events only as of the date hereof. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely upon forward-looking statements as predictions of future events. Except as required by applicable law, including the securities laws of the United States, and the rules and regulations of the Securities and Exchange Commission, we do not plan and assume no obligation to publicly update or revise any forward-looking statements contained herein after the date of this report, whether as a result of any new information, future events or otherwise.

Our Business

We are a global provider of managed IT solutions with data centers in the United States, Europe and Latin America. We provide carrier neutral colocation, managed services and exchange point services to approximately 1,100 customers worldwide across a broad range of sectors, including enterprises, government agencies, systems integrators, Internet content and portal companies and the world’s largest network providers. We house and manage our customers’ mission-critical IT infrastructure, enabling our customers to reduce capital and operational expenses while improving application performance, availability and security. As a result of our expertise and our full suite of product offerings, customers find it more cost effective and secure to contract us rather than hire dedicated IT staff. Furthermore, as a carrier neutral provider we have more than 160 competing carriers connected to our data centers enabling our customers to realize significant cost savings and easily scale their network requirements to meet their growth. We continue to see an increase in outsourcing as customers face escalating operating and capital expenditures and increased technical demands associated with their IT infrastructure.

We deliver our solutions primarily through three highly specialized data centers, or Network Access Points (NAPs) that were purpose-built and have been strategically located to enable us to become one of the industry leaders in terms of reliability, power availability and connectivity. Our owned NAP of the Americas facility, located in Miami, Florida, is one of the most interconnected data centers in the world and is a primary exchange point for high levels of traffic between the United States, Europe and Latin America; our owned NAP of the Capital Region, or NCR, located outside Washington, D.C., has been designed to address the specific security and connectivity needs of our federal customers; and our leased NAP of the Americas/West, located in Santa Clara, California, is strategically located in Silicon Valley to serve the technology and Internet content provider segments as well as provide access to connectivity to the U.S. west coast, Asia, Pacific Rim and other international locations. Each facility offers our customers access to carrier neutral connectivity as well as technologically advanced security, reliability and redundancy through 100% service level agreements, or SLAs, which means that we agree to provide 100% uptime for all of our customers’ IT equipment contained in our facilities. Our facilities and our IT platform can be expanded on a cost effective basis to meet growing customer demand.

Our primary products and services include colocation, managed services and exchange point services.

•	Colocation Services: We provide customers with the space, power and a secure environment to deploy their own computing, network, storage and IT infrastructure.

•	Managed Services: We design, deploy, operate, monitor and manage our clients’ IT infrastructure at our facilities.

•	Exchange Point Services: We enable our customers to exchange Internet and other data traffic through direct connection with each other or through peering connections with multiple parties.

Our business is characterized by long term contracts, which provide for monthly recurring revenue from a diversified customer base. Our customer contracts are generally 3 years in duration and our average quarterly revenue churn rate for the past four quarters has been less than 2% and we experienced no revenue churn in our federal customer base, which we believe is a reflection of the value of our integrated technology solutions and our ability to deliver the highest quality service. As an illustration of this principle, during the year ended March 31, 2009, approximately 90% of our overall revenue was recurring and over 70% of our new bookings were derived from existing customers.

Our principal executive office is located at 2 South Biscayne Boulevard, Suite 2800, Miami, Florida 33131. Our telephone number is (305) 856-3200.

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

Management believes the following significant accounting policies, among others, affect its judgments and estimates used in the preparation of its consolidated financial statements:

•	revenue recognition and allowance for bad debt;

•	derivatives;

•	accounting for income taxes;

•	goodwill;

•	impairment of long-lived assets; and

•	share-based compensation.

Revenue Recognition and Allowance for Bad Debts

Revenues principally consist of monthly recurring fees for colocation, exchange point, managed and professional services fees. Colocation revenues also include monthly rental income for unconditioned space in the NAP of the Americas. Revenues from colocation, exchange point services, and hosting, as well as rental income for unconditioned space, are recognized ratably over the term of the contract. Installation fees and related direct costs are deferred and recognized ratably over the expected life of the customer installation which is estimated to be 36 to 48 months. Managed and professional services are recognized in the period in which the services are provided. Revenues also include equipment resales which are generally recognized in the period in which the equipment is delivered, title transfers and is accepted by the customer. Revenue from contract settlements is generally recognized when collectability is reasonably assured and no remaining performance obligation exists. Taxes collected from customers and remitted to the government are excluded from revenues.

In accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), when more than one element such as equipment, installation and colocation services are contained in a single arrangement, we allocate revenue between the elements based on acceptable fair value allocation methodologies, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered items. The fair value of the undelivered elements is determined by the price charged when the element is sold separately, or in cases when the item is not sold separately, by using other acceptable objective evidence. Management applies judgment to ensure appropriate application of EITF 00-21, including the determination of whether delivered items have standalone value and the determination of fair value for the multiple deliverables, among others. For those arrangements where the deliverables do not qualify as a separate unit of accounting, revenue from all deliverables are treated as one accounting unit and recognized ratably over the term of the arrangement.

Revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. We assess collectability based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from the customers. If we determine that collectability is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.

We sell certain third-party service contracts and software assurance or subscription products and evaluate whether the subsequent sales of such services should be recorded as gross revenues or net revenues in accordance with the revenue recognition criteria outlined in Staff Accounting Bulletin No. 104, EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” We determine whether our role is that of a principal in the transaction and therefore assumes the risks and rewards of ownership or if our role is acting as an agent or broker. Under gross revenue recognition, the entire selling price is recorded as revenue and the cost to the third-party service provider or vendor is recorded as cost of revenues, product and services. Under net revenue recognition, the cost to the third-party service provider or vendor is recorded as a reduction of revenue resulting in net revenue equal to the gross profit on the transaction and there is no cost of revenue.

We analyze current economic news and trends, historical bad debts, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of the allowance for bad debts.

Our customer contracts generally require us to meet certain service level commitments. If we do not meet required service levels, we may be obligated to provide credits, usually a month of free service.

Derivatives

In the past, we have used financial instruments, including interest cap agreements and interest rate swap agreements, to manage exposures to movements in interest rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk or cost to us. We do not hold or issue derivative instruments for trading purposes.

We entered into two interest rate swap agreements as required under the provisions of our aggregate $250.0 million first and second lien credit facilities entered into on July 31, 2007. See Note 11 to our audited consolidated financial statements included in this report.

Our 9% Senior Convertible Notes, due June 15, 2009, (the “9% Senior Convertible Notes”), 6.625% Senior Convertible Notes, due June 15, 2013, (the “6.625% Senior Convertible Notes”) and 0.5% Senior Subordinated Convertible Notes, due June 30, 2009, (the “Series B Notes”) (collectively, the “Notes”) contain embedded derivatives that require valuation separate from the Notes. We recognize these derivatives as assets or liabilities on our balance sheet, measure them at their estimated fair value, and recognize changes in their estimated fair value in earnings in the period of change.

We estimate the fair value of the Notes’ respective embedded derivatives using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we may eventually pay to settle these embedded derivatives.

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

Effective April 1, 2007, the Company adopted FASB Interpretation No. 48 (As amended) — “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB No. 109 and prescribes a recognition threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 requires that we determine whether the benefits of our tax positions will more likely than not be sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. In connection with the adoption of FIN No. 48, we analyzed the filing positions in all of the federal, state and foreign jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The adoption of FIN 48 resulted in no cumulative effect of a change in accounting principle being recorded on our consolidated financial statements during the year ended March 31, 2008. In accordance with FIN 48, we continued its policy of recognizing penalties and interest related to uncertain tax positions, if any, in general and administrative expenses.

We have not been audited by the Internal Revenue Service or any other tax authorities for the following open tax periods: the quarter ended March 31, 2005, and the years ended March 31, 2006, 2007, 2008 and 2009. Net operating loss carryovers incurred in years prior to 2005 are subject to audit in the event they are utilized in subsequent years.

Goodwill

Goodwill and intangible assets that have indefinite lives are not amortized and are instead tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The goodwill impairment test involves a two-step approach. The first step involves a comparison of the fair value of each of our reporting units with its carrying amount. If a reporting unit’s carrying amount exceeds its fair value, the second step is performed. The second step involves a comparison of the implied fair value and carrying value of that reporting unit’s goodwill. To the extent that a reporting unit’s carrying amount exceeds the implied fair value of its goodwill, an impairment loss is recognized. Identifiable intangible assets not subject to amortization are assessed for impairment by comparing the fair value of the intangible asset to its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds fair value. Intangible assets that have finite useful lives are amortized over their useful lives.

As of March 31, 2009 and 2008, our goodwill totaled approximately $86.1 million and $85.9 million, respectively. Goodwill represents the carrying amount of the excess purchase price over the fair value of identifiable net assets acquired in conjunction with (i) the April 2000 acquisition of a corporation holding rights to develop and manage facilities catering to the telecommunications industry, (ii) the September 2005 acquisition of a managed hosting services provider in Europe, (iii) the May 2007 acquisition of a managed hosting services provider in the United States and (iv) the January 2008 acquisition of a disaster recovery and business continuity provider in the United States. We performed the annual test for impairment for the goodwill in the fourth quarter of our fiscal year ended March 31, 2009 and concluded there was no impairment.

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

As of March 31, 2009 and 2008, our long-lived assets, including property and equipment, net and identifiable intangible assets, totaled approximately $400.1 million and $333.0 million, respectively.

Share-based compensation

We account for share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). The fair value of stock option and nonvested stock awards with only service conditions, which are subject to graded vesting, are expensed on a straight-line basis over the vesting period of the awards.

Tax benefits resulting from tax deductions in excess of share-based compensation expense recognized under the fair value recognition provisions of SFAS No. 123(R) (windfall tax benefits) are credited to additional paid-in capital in our consolidated balance sheets. Realized tax shortfalls are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies,” in the accompanying Consolidated Financial Statements for a discussion of Recent Accounting Pronouncements.

Recent Events

On May 29, 2009, in a private transaction, we sold to VMware Bermuda Limited, a wholly-owned subsidiary of VMware, Inc., four million shares of our common stock at a purchase price of $5.00 per share, for a total purchase price equal to $20.0 million.

Results of Operations

Results of Operations for the Year Ended March 31, 2009 as Compared to the Year Ended March 31, 2008.

Revenue.  The following charts provide certain information with respect to our revenues:

	For the Year
	Ended
	March 31,
	2009	2008

United States	87%	87%
International	13%	13%

	100%	100%

Revenues consist of:

	For the Year Ended March 31,
	2009		2008

Colocation	$85,372,272	34%	$61,228,544	33%
Managed and professional services	139,538,733	56%	110,933,378	59%
Exchange point services	15,948,845	6%	12,691,169	7%
Equipment resales	9,610,117	4%	2,560,708	1%

	$250,469,967	100%	$187,413,799	100%

The $63.1 million, or 34% increase in revenues is mainly due to both an increase in our deployed customer base and an expansion of services to existing customers. Our deployed customer base increased from 983 customers as of March 31, 2008 to 1,088 customers as of March 31, 2009. Revenues consist of:

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

Our utilization of total net colocation space increased to 24.8% as of March 31, 2009 from 20.3% as of March 31, 2008. Our utilization of total net colocation space represents space billed to customers as a percentage of total space build-out and available to customers. For comparative purposes, space added during the year ended March 31, 2009 was assumed to be available as of the beginning of the year.

The $28.6 million, or 26% increase in managed and professional services revenue is mainly due to a $8.9 million increase in revenue related to technology projects primarily from our federal customers and a increase of approximately $7.3 million in managed web hosting services as a result of including a full 12 months of revenues in fiscal 2009 from a managed web hosting provider acquired in May 2007.

The $3.3 million, or 26% increase in exchange point services revenue is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased to 8,339 as of March 31, 2009 from 6,830 as of March 31, 2008.

Revenues from equipment resales fluctuates year over year based on customer demand.

We anticipate an increase in revenue from colocation, exchange point and managed services as we add more customers to our network of NAPs, sell additional services to existing customers and introduce new products and services. We anticipate that the percentage of revenue derived from federal sector customers will fluctuate depending on the timing of exercise of expansion options under existing contracts and the rate at which we sell services to the federal sector. We anticipate that federal sector revenues will continue to represent a significant portion of our revenues for the foreseeable future.

Costs of Revenues.  Costs of revenues, excluding depreciation and amortization, increased $35.5 million or 35% to $136.4 million for the twelve months ended March 31, 2009 from $100.9 million for the twelve months ended March 31, 2008. Cost of revenues, excluding depreciation and amortization, consist mainly of operations personnel, fees to third party service providers, procurement of connectivity and equipment, technical and colocation space costs, electricity, chilled water, insurance, property taxes, and security services. The increase is mainly due to increases of $12.4 million in personnel costs, $5.9 million in managed services costs, $3.5 million in colocation space costs and $1.9 million in costs of equipment resales. We also had increases of $7.3 million in certain variable costs such as electricity, and maintenance as a result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.

The $12.4 million increase in personnel costs is mainly due to an increase in our operations and engineering staffing from 466 employees as of March 31, 2008 to 527 employees as of March 31, 2009 which is mainly due to having a full twelve months of personnel expenses from the managed web hosting provider acquired in May 2007 and our expansion of operations in Miami, Florida. The $5.9 million in managed services costs is consistent with increase in related revenues and includes a $4.9 million increase in connectivity procurement costs. The $3.5 million increase in colocation space costs is primarily the result of the opening of our new facility in Colombia and the addition of new colocation space in Dallas, Texas, and in Belgium and Spain. The $1.9 million in costs of equipment resales is consistent with the increase in related revenues.

General and Administrative Expenses.  General and administrative expenses increased $4.5 million or 14% to $36.8 million for the year ended March 31, 2009 from $32.3 million for the year ended March 31, 2008. General and administrative expenses consist primarily of administrative personnel, professional service fees, rent, and other general corporate expenses. The increase in general and administrative expenses is mainly due to an increase in administrative personnel costs of $3.7 million. Personnel costs include payroll and share-based compensation. The $3.7 million increase in administrative personnel is the result of a $1.6 million increase in share-based compensation and an increase in headcount from an average of 142 administrative employees for the year ended March 31, 2008 to an average of 157 administrative employees for the year ended March 31, 2009. This increase is primarily attributable to having a full twelve months of administration personnel expenses of the managed web hosting provider acquired in May 2007 and our expansion of operations in Culpeper, Virginia, and Colombia.

Sales and Marketing Expenses.  Sales and marketing expenses increased $5.6 million, or 27% to $26.5 million for the year ended March 31, 2009 from $20.9 million for the year ended March 31, 2008. The $5.6 million increase in sales and marketing expenses are mainly due to a $3.1 million increase in payroll and sales commissions and an increase of $1.6 million in provision for doubtful accounts. The increase in payroll and sales commissions is mainly due to an increase in headcount from 83 employees as of March 31, 2008 to 98 employees as of March 31, 2009 coupled with an increase in sales commissions paid for new bookings.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses increased $9.5 million, or 51% to $28.2 million for the year ended March 31, 2009 from $18.7 million for the year ended March 31, 2008. The increase is the result of capital expenditures necessary to support our business growth and the expansion of operations in Culpeper, Virginia, upgrades to support our infrastructure and expansion in Miami, Florida and Santa Clara, California.

Interest Expense.  Interest expense decreased $2.1 million, or 7% to $30.0 million for the year ended March 31, 2009 from $32.1 million for the year ended March 31, 2008. This decrease is primarily a result of an increase in the amount of interest capitalized as well as lower interest rates on our financing arrangements.

Interest Income.  Interest income decreased $3.9 million to $1.3 million for the year ended March 31, 2009 from approximately $5.2 million for the year ended March 31, 2008. This decrease is primarily due to a decrease in our average cash and cash equivalents balances for the period.

Change in Fair Value of Derivatives.  For the year ended March 31, 2009, we recognized an expense of $3.9 million, as compared to an expense of $1.1 million for the year ended March 31, 2008, mainly due to the changes in the fair values of our derivatives from our two interest rate swap agreements that became effective February 2008 (first lien) and July 2008 (second lien). The estimated fair value of these interest rate swap agreements assumes that LIBOR rates will increase over the next 24 months. LIBOR rate was 0.5% as of March 31, 2009.

Financing Charges and Other.  For the year ended March 31, 2009, we incurred $0.6 million in foreign currency losses. For the year ended March 31, 2008, we expensed $1.2 million of financing charges consisting of title and legal fees. These charges were expensed after determining that our term loan of $250.0 million was not a substantial modification of our existing Credit Suisse debt instruments.

Loss on Early Extinguishment of Debt.  For the year ended March 31, 2008, we incurred a non-cash loss on the early extinguishment of our debt instruments of $26.9 million.

Results of Operations for the Year Ended March 31, 2008 as Compared to the Year Ended March 31, 2007.

Revenue.  The following charts provide certain information with respect to our revenues:

	For the Year
	Ended
	March 31,
	2008	2007

United States	87%	84%
International	13%	16%

	100%	100%

Revenues consist of:

	For the Year Ended March 31,
	2008		2007

Colocation	$61,228,544	33%	$41,865,161	42%
Managed and professional services	110,933,378	59%	43,793,652	43%
Exchange point services	12,691,169	7%	9,031,100	9%
Equipment resales	2,560,708	1%	6,258,268	6%

	$187,413,799	100%	$100,948,181	100%

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

Our utilization of total net colocation space increased to 23.3% as of March 31, 2008 from 18.6% as of March 31, 2007. Our utilization of total net colocation space represents space billed to customers as a percentage of total space build-out and available to customers.

The increase in managed and professional services revenue is mainly due to an increase of approximately $53.4 million in managed web hosting services, including $48.0 million generated by a web hosting services provider we acquired in May 2007. The remainder of the increase is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.

The increase in exchange point services revenue is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased to 6,830 as of March 31, 2008 from 5,594 as of March 31, 2007.

Revenues from equipment resales fluctuate year over year based on customer demand.

We anticipate an increase in revenue from colocation, exchange point and managed services as we add more customers to our network of NAPs, sell additional services to existing customers and introduce new products and services. We anticipate that the percentage of revenue derived from federal sector customers will fluctuate depending on the timing of exercise of expansion options under existing contracts and the rate at which we sell services to the public sector. We anticipate that public sector revenues will continue to represent a significant portion of our revenues for the foreseeable future.

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

The $7.3 million increase in managed service costs is consistent with the increase in related revenues and includes a $4.0 million increase in third party service providers and a $3.7 million increase in fees for connectivity procurement costs. The $20.8 million increase in personnel costs is mainly due to operations and engineering staffing levels increasing from 205 employees as of March 31, 2007 to 466 employees as of March 31, 2008. This increase is mainly attributed to the acquisition of a web hosting services provider in May 2007 and the expansion of operations in Culpeper, Virginia and Silicon Valley, California.

General and Administrative Expenses.  General and administrative expenses increased $14.7 million to $32.3 million for the year ended March 31, 2008 from $17.6 million for the year ended March 31, 2007. General and administrative expenses consist primarily of administrative personnel costs, professional service fees, travel, rent, and other general corporate expenses. The $14.7 million increase in general and administrative expenses is mainly due to a $9.2 million increase in administrative personnel costs and $1.7 million in professional fees. Personnel costs include payroll and share-based compensation, including share-settled liabilities. The $9.2 million increase in administrative personnel costs is the result of an increase in headcount from 95 administrative employees as of March 31, 2007 to 149 administrative employees as of March 31, 2008. The additional headcount is mainly due to our acquisition of a web hosting services provider in May 2007, expansion of operations in Culpeper, Virginia and Silicon Valley, California and the expansion of corporate infrastructure, including planning and information systems resources to manage the existing customer base and plan anticipated business growth. The $1.7 million increase in professional fees includes accounting, consulting and legal services and was mostly attributable to the integration of Data Return. Other general corporate expenses such as travel, telecommunications, software, hardware and facility rent also increased as a result of the increase in headcount.

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

Depreciation and Amortization Expenses.  Depreciation and amortization expense increased $7.7 million to $18.7 million for the year ended March 31, 2008 from $11.0 million for the year ended March 31, 2007. The increase is the result of capital expenditures necessary to support our business growth and the acquisition of Data Return in May 2007.

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

Interest Income.  Interest income increased $4.0 million to $5.2 million for the year ended March 31, 2008 from approximately $1.2 million for the year ended March 31, 2007, primarily due to increased average cash and cash equivalents balances from the net proceeds of the $250.0 aggregate principal amount term loans described above.

Change in Fair Value of Derivatives.  For the year ended March 31, 2008, we recognized an expense of $1.1 million mainly due to the changes in the fair value of our embedded derivatives and the fair value of our two interest rate hedge agreements.

Our 9% Senior Convertible Notes and our Series B Notes contain embedded derivatives that require separate valuation. We recognize these embedded derivatives as assets or liabilities in our balance sheet, measure them at their estimated fair value and recognize changes in the estimated fair value of the derivative instruments in earnings. The embedded derivatives derive their value primarily based on changes in price and volatility of our common stock. The estimated fair values of these embedded derivatives increase as the price of our common stock increases and decreases as the price of our common stock decreases. The Company has estimated that the embedded derivatives related to the equity participation rights and the takeover make whole premium do not have significant value. The early conversion incentive expired on June 14, 2007. As a result, the Company reclassified $4.3 million of these embedded derivatives, classified as liabilities, to additional paid in capital. This amount represented the fair value of such embedded derivatives at the time of the expiration of the early conversion incentive. We recognized income of $1.5 million from the change in estimated fair value of the embedded derivatives prior to the expiration of the early conversion incentive and we recognized $0.3 million expense for the year ended March 31, 2008 related to the fair valuation of the Series B embedded derivative which is our only remaining embedded derivative at March 31, 2008. We do not expect the changes in fair value of the embedded derivative associated with our Series B Notes to have a significant effect on the results of our operations.

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

Financing Charges and Other.  For the year ended March 31, 2008, we expensed $1.2 million of financing charges and other expense consisting of title and legal fees. These charges were expensed after determining that our new term loan of $250.0 million was not a substantial modification of our existing debt instruments.

Early Extinguishment of Debt and Net Loss.  Net loss increased $27.2 million to $42.2 million for the year ended March 31, 2008 from $15.0 million for the year ended March 31, 2007. This increase is primarily due to a non-cash loss on the early extinguishment of debt of $26.9 million for the year ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2009, our principal source of liquidity was our $51.8 million in unrestricted cash and cash equivalents and our $35.8 million in accounts receivable. Additionally, in accordance with a subscription agreement dated May 25, 2009, we closed on the sale and issuance of 4,000,000 shares of our common stock to VMware Bermuda Limited for an aggregated purchase price of $20.0 million. For the year ended March 31, 2009, we generated approximately $49.5 million of cash flows from operations. We anticipate that the remaining cash coupled with our anticipated cash flows generated from operations, will be sufficient to meet our capital expenditures, working capital, debt service and corporate overhead requirements in connection with our currently identified business objectives for the same period. Consequently, we expect to maintain our current liquidity and be able to repay the convertible debt due in June 2009 with an aggregate principal value of approximately $33.1 million while remaining in compliance with the terms of the First and Second Lien Agreements which prohibit us from having cash and cash equivalents less than $10.0 million at any time.

We are anticipating capital expenditures for the year ended March 31, 2010 to be approximately $45.0 million, with the majority related to the second phase of our data center campus in Culpeper, Virginia as well as upgrades to support our infrastructure and expansion in Miami, Florida. Additionally, in accordance with our business strategy, we may from time to time make further capital expenditures to build out our existing facilities, when the demand for our services is established, where there are significant opportunities to grow revenue and the probability of success is significant.

Our projected revenues and cash flows depend on several factors, some of which are beyond our control, including the rate at which we provide services, the timing of exercise of expansion options by customers under existing contracts, the rate at which new services are sold to the federal sector and the commercial sector, the ability to retain the customer base, the willingness and timing of potential customers in outsourcing the housing and management of their technology infrastructure to us, the reliability and cost-effectiveness of our services and our ability to market our services. Besides our cash on hand and any financing activities we may pursue, customer collections are our primary source of cash. While we believe we have a strong customer base and have experienced strong collections in the past, if the current market conditions continue to deteriorate we may experience increased churn in our customer base, including reductions in their commitments to us, which could also have a material adverse effect on our liquidity, results of operations and financial condition.

Sources and Uses of Cash

Cash provided by operations for the year ended March 31, 2009 was $49.5 million as compared to cash used in operations of $1.9 million for the year ended March 31, 2008. The increase in cash provided by operations is mainly due to a decrease in our net loss and the timing of vendor payments and collections from customers.

Cash used in investing activities for the year ended March 31, 2009 was $90.3 million compared to cash used in investing activities of $149.2 million for the year ended March 31, 2008, a decrease of $58.9 million. This decrease is primarily due to the cash used in the acquisition of a managed web hosting provider in May 2007 offset by higher capital expenditures mostly related to our expansion in Culpeper, Virginia, upgrades to our infrastructure and expansion in Miami, Florida, and Santa Clara, California, during the year ended March 31, 2009.

Cash used in financing activities for the year ended March 31, 2009 was $4.4 million compared to cash provided by financing activities of $143.0 million for the year ended March 31, 2008, a decrease of $147.4 million. This decrease in cash in financing activities is primarily due to the proceeds received from our $250.0 million term financing arrangement, dated July 31, 2007, during the year ended March 31, 2008, offset by $100.5 million in repayments of old notes and mortgage payables and $8.8 million in debt issuance costs during the year ended March 31, 2008. In addition, we issued 608,500 shares of our common stock in April 2007, pursuant to the underwriter’s exercise of their over-allotment option of the 11,000,000 shares we sold in our March 2007 offering.

Debt Obligations

As of March 31, 2009, our total liabilities was approximately $433.3 million of which $96.6 million is due within one year.

Senior Secured Credit Facilities

On July 31, 2007, we entered into term loan financing arrangements in the aggregate principal amount of $250.0 million. The financing is composed of two term loan facilities, including a $150.0 million First Lien Credit Agreement among Terremark Worldwide, Inc. as borrower, Credit Suisse, as administrative agent and collateral agent, Societe Generale, as syndication agent and the lenders from time to time party thereto, and a $100.0 million Second Lien Credit Agreement among Terremark Worldwide, Inc., as borrower and Credit Suisse as administrative agent and collateral agent. Credit Suisse Securities (USA) LLC acted as sole bookrunner and sole lead arranger for each credit agreement. A portion of the loan proceeds were used to satisfy and pay all of our then-outstanding secured indebtedness, comprising (i) the $30 million of our senior secured notes held by Falcon Mezzanine

Partners, LP and affiliates of AlpInvest, N.V., (ii) the $10 million of “Series A” senior subordinated secured notes held by Credit Suisse, (iii) the $13,250,000 capital lease facility provided to us by Credit Suisse, of which $4.6 million was drawn at July 31, 2007 and (iv) the $49 million senior mortgage loan initially extended to us by Citigroup Global Markets Realty Corp and subsequently assigned to Wachovia Bank, N.A.. We paid prepayment premiums in amounts equal to $1.6 million and $1.1 million to the Falcon investors and Wachovia, respectively, in connection with these financing transactions.

Interest on the loans is determined based on an adjusted Eurodollar rate plus 375 basis points, in the case of the First Lien Credit Agreement, and 775 basis points, in the case of the Second Lien Credit Agreement, or at a rate based on the federal funds rate plus 275 basis points, in the case of the First Credit Lien Credit Agreement, or 675 basis points, in the case of the Second Lien Credit Agreement, at our election. With respect to the loans extended under the Second Lien Credit Lien Agreement, within the first two years following the closing date of the financing, we may elect to capitalize and add to the principal of such loans interest to the extent of 450 basis points of the Eurodollar rate loans or 350 basis points of the federal funds rate loans. On February 8, 2008, we entered into two interest rate swap agreements, in accordance with the provisions of the Senior Secured Credit Facilities. One of the interest rate swap agreements was effective March 31, 2008 for a notional amount of $148.0 million and a fixed interest rate of 2.999%. Interest payments on this swap are due on the last day of each March, June, September and December commencing on June 30, 2008 and ending on December 31, 2010. The second interest rate swap agreement entered into is effective on July 31, 2008 for a notional amount of $102.0 million and a fixed interest rate of 3.067%. Interest payments on this swap are due on the last day of each January, April, July and October commencing on October 31, 2008 and ending on January 31, 2011. The interest rate swap agreements serve as an economic hedge against increases in interest rates and have not been designated as hedges for accounting purposes.

The loans under the First Lien Credit Agreement will become due on August 1, 2012 and the loans under the Second Lien Credit Agreement will become due on February 1, 2013. Under certain circumstances the principal amount of the loans extended under the Second Lien Credit Agreement may be increased by $75.0 million, or $100.0 million depending on our financial condition at the time we request such increase, the proceeds from which increase must be used by us to fund certain acquisitions that have been approved by Credit Suisse.

Our obligations to repay the loans under the credit agreements have been guaranteed by those subsidiaries of ours that are party to a Subsidiary Guaranty, dated July 31, 2007. Our obligations and the obligations of these subsidiary guarantors under the First Lien Credit Agreement and Second Lien Credit Agreement and related loan documents are secured on a first priority and second priority basis, respectively, by substantially all of our assets and substantially all of the assets of these subsidiary guarantors, including the equity interests in each of the subsidiary guarantors.

The loans extended under the First Lien Credit Agreement may be prepaid at any time without penalty. The loans extended under the Second Lien Credit Agreement may not be prepaid on or prior to the first anniversary of the closing date. After such first anniversary, the loans extended under the Second Lien Credit Agreement may be prepaid if accompanied by a premium in an amount equal to 2% of the aggregate outstanding principal if prepaid between the first and second anniversaries of the closing date, 1% of the aggregate outstanding principal if prepaid between the second and third anniversaries of the closing date and no premium if prepaid after the third anniversary of the closing date.

Repayments on the loans outstanding under the First Lien Credit Agreement are due at the end of each calendar quarter, while the loans under the Second Lien Credit Agreement are scheduled for repayment on the maturity date. In addition, we are obligated to make mandatory prepayments annually using our excess free cash flow and the proceeds associated with certain asset sales and incurrence of additional indebtedness. Upon an event of default, a majority of the lenders under each of the credit agreements may request the agent under these credit agreements to declare the loans immediately payable. Under certain circumstances involving insolvency, the loans will automatically become immediately due and payable.

The credit agreements are subject to the terms of an Intercreditor Agreement dated as of July 31, 2007, among us and Credit Suisse, as collateral agent under both credit agreements.

9% Senior Convertible Notes

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

We may redeem some or all of the 9% senior convertible notes for cash at any time if the closing price of our common shares has exceeded 200% of the applicable conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date we mail the redemption notice. If we redeem the 9% senior convertible notes, the redemption price equals 100.0%, respectively, of their principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus an amount equal to 50% of all remaining scheduled interest payments on the 9% senior convertible notes from, and including, the redemption date through the maturity date.

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

Debt Covenants

The provisions of our debt contain a number of covenants that limit or restrict our ability to incur more debt or liens, pay dividends, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or use asset sale proceeds, make acquisitions or investments, enter into hedging activities, make capital expenditures and repurchase stock, subject to financial measures and other conditions. In addition, the First Lien Credit Agreement and Second Lien Credit Agreement include financial covenants based on the most recently ended four fiscal quarters such as such as maintaining a certain; (a) maximum leverage ratios regarding the Company’s consolidated funded indebtedness; (b) maximum leverage ratios with respect to the First Lien indebtedness; (c) minimum interest coverage ratios and; (d) capital expenditures not to exceed specified amounts. The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants could result in a default under our debt and could trigger acceleration of repayment. As of March 31, 2009, we were in compliance with all covenants under the debt agreements, as applicable.

Also, a change in control without the prior consent of the lenders could allow the lenders to demand repayment of the loan. Our ability to comply with these and other provisions of our First Lien Credit Agreement and Second Lien Credit Agreement can be affected by events beyond our control. Our failure to comply with the obligations in our First Lien Credit Agreement and Second Lien Credit Agreement could result in an event of default under these facilities, which, if not cured or waived, could permit acceleration of the indebtedness or other indebtedness which could have a material adverse effect on us.

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

The following table represents the minimum future operating and capital lease payments for these commitments, as well as the combined aggregate maturities (principal, interest and maintenance) for the following obligations for each of the fiscal years ended:

	Capital Lease	Operating	Convertible	Mortgage
	Obligations	Leases	Debt	Payable	Total

2010	$4,399,881	$11,277,290	$38,224,806	$18,259,509	$72,161,486
2011	3,655,826	10,427,835	3,788,970	18,732,205	36,604,836
2012	2,021,028	10,396,392	3,788,970	18,676,396	34,882,786
2013	450,382	8,496,621	3,788,970	264,784,224	277,520,197
2014	10,503	8,785,944	59,086,486	—	67,882,933
Thereafter	—	44,719,018	—	—	44,719,018

	$10,537,620	$94,103,100	$108,678,202	$320,452,334	$533,771,256

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At March 31, 2009, our exposure to market risk related primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of short-term fixed interest rate securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material impact on the fair value of our investment portfolio.

We have not entered into any financial instruments for trading purposes; however, the estimated fair value of the derivatives embedded within our 9% Senior Convertible Notes, 6.625% Senior Convertible Notes, and Series B Notes create a market risk exposure resulting from changes in the price of our common stock, interest rates and our credit rating. We do not expect significant changes in the near term in the two-year historical volatility of our common stock used to calculate the estimated fair value of the embedded derivatives. We do not expect the change in the estimated fair value of the embedded derivative to significantly affect our results of operations and it will not impact our cash flows.

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

For the year ended March 31, 2009, approximately 87% of our recognized revenue has been denominated in U.S. dollars, generated mostly from customers in the U.S., and our exposure to foreign currency exchange rate fluctuations has been minimal. In the future, a larger portion of our revenues may be derived from operations outside of the U.S. and may be denominated in foreign currency. As a result, future operating results or cash flows could be impacted due to currency fluctuations relative to the U.S. dollar.

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

Evaluation of Disclosure Controls and Procedures

Disclosure

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) are designed to ensure that information required to be disclosed by us under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Our Disclosure Committee is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for our public disclosures.

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009 and, based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management, together with our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of March 31, 2009 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of March 31, 2009, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of March 31, 2009 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report appearing on page F-3, which expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 with respect to our executive officers is set forth under the caption “Employees” contained in Part I, Item 1 of this Annual Report on Form 10-K.

We maintain a Code of Ethics that is applicable to our Chief Executive Officer and Senior Financial Officers. This code of ethics requires continued observance of high ethical standards such as honesty, integrity and compliance with the law in the conduct of our business. Violations under our code of ethics must be reported to our audit committee. A copy of our code of ethics may be requested in print by writing to the Secretary at Terremark Worldwide, Inc., 2 South Biscayne Boulevard, Suite 2800, Miami, Florida 33131. In addition, our code of ethics is available on our website, www.terremark.com under “Investor Relations.” We intend to post on our website amendments to or waivers from our code of ethics.

The other information required by this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2009 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2009 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item with respect to related stockholder matters is set forth under the caption “Equity Compensation Plan Information” contained in Part II Item 5 of this Annual Report on Form 10-K Annual Report.

The other information required by this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2009 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Review and Approval of Related Person Transactions

The Audit Committee conducts an appropriate review of and oversees all related party transactions on a continuing basis and reviews potential conflict of interest situations where appropriate. The Audit Committee has not adopted formal standards to apply when it reviews, approves or ratifies any related party transaction. However, traditionally, as reflected in the minutes of its meetings, the Audit Committee has followed the following standards: (i) all related party transactions must be fair and reasonable to the Company and on terms comparable to those reasonably expected to be agreed to with independent third parties for the same goods and/or services at the time they are authorized by the Audit Committee and (ii) all related party transactions must be authorized, approved or ratified by the affirmative vote of a majority of the members of the Audit Committee who have no interest, either directly or indirectly, in any such related party transaction.

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

On June 13, 2006, we entered into an employment letter agreement with Arthur L. Money, a member of our board of directors. Under the terms of this letter agreement, Mr. Money agrees to serve as Director — Government,

Military and Homeland Security Affairs. The original term of the employment letter expired on January 31, 2007; however, the employment letter continues in effect unless terminated by us or him on 48 hours written notice for terminations with cause or on 90 days written notice for terminations without cause. Mr. Money’s compensation under the employment letter consists of $5,000 per month and a grant of 15,000 shares of our common stock issued under the terms of our 2005 Executive Incentive Compensation Plan. Notwithstanding his title, Mr. Money is not considered an officer of Terremark, and the employment letter expressly provides he is not granted the ability to bind Terremark to any agreement with a third party or to incur any obligation or liability on behalf of Terremark.

We entered into an agreement with Joseph R. Wright, Jr., a member of our board of directors, commencing September 21, 2001, engaging him as an independent consultant. The original term of the agreement was one year, after which it has renewed automatically for successive one-year periods. Either party may terminate the agreement by providing 90 days notice. The agreement provides for an annual compensation of $100,000, payable monthly.

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

On May 2003, we entered into a subcontractor agreement with Fusion Telecommunications International, Inc. to provide Internet protocol services under our agreement with the Diplomatic Telecommunications Service — Program Office for 16 U.S. embassies and consulates in Asia and the Middle East with another one scheduled to be installed. Fusion’s Chief Executive Officer, Marvin Rosen, is one of our directors. In addition, Fusion’s former Chairman, Joel Schleicher, and Kenneth Starr, one of Fusion’s other directors, formerly served on our board. Manuel D. Medina, our Chairman, President and Chief Executive Officer, and Mr. Wright, formerly served on Fusion’s board of directors. For the years ended March 31, 2009 and March 31, 2008, we did not purchase any services from Fusion. For the year ended March 31, 2007, we purchased approximately $0.5 million and in services from Fusion.

On May 29, 2009, in a private transaction, we sold to VMware Bermuda Limited, a wholly-owned subsidiary of VMware, Inc., four million shares of our common stock at a purchase price of $5.00 per share, for a total purchase price equal to $20 million. The subscription agreement governing the purchase grants to VMware a right of first refusal with respect to certain future equity sales by Terremark that occur within the 18-month period following the closing of the stock sale. If such equity sales are proposed to be made to a competitor of VMware or certain affiliates, VMware may elect to purchase such equity in lieu of the competitor. If such equity sales are proposed to be made to a non-competitor of VMware, VMware will not have the ability to prevent such sale but will have the right to elect to purchase an additional amount of equity sufficient to maintain the Investor’s initial equity percentage interest in the Company. Under certain registration rights provisions set forth in the governing subscription agreement, the Company has agreed to file, within 30 days after the closing of the stock sale, subject to the Company’s ability to request two five-business day extensions, a registration statement covering the resale of the shares. In connection with this transaction, we have agreed to register such shares for resale on or prior to the 30th day following the closing date, subject to our ability to elect up to two, five business day extensions. As part of the VMware vCloud Initiative, the two companies have worked together to provide leading-edge utility and cloud computing services to the enterprise and federal markets and continue to jointly cooperate to create and launch cloud infrastructure services.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

(a) List of documents filed as part of this report:

1. Financial Statements

•	Management’s Report on Internal Control over Financial Reporting.

•	Report of Independent Registered Certified Public Accounting Firm on the Financial Statements — KPMG LLP.

•	Report of Independent Registered Certified Public Accounting Firm on Internal Control Over Financial Reporting — KPMG LLP.

•	Consolidated Balance Sheets as of March 31, 2009 and 2008.

•	Consolidated Statements of Operations for the Years Ended March 31, 2009, 2008 and 2007.

•	Consolidated Statement of Changes in Stockholders’ Equity for the Three Year Period Ended March 31, 2009.

•	Consolidated Statements of Cash Flows for the Years Ended March 31, 2009, 2008 and 2007.

•	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or the omitted schedules are not applicable.

3. Exhibits

Exhibit
Number	Exhibit Description

3.1	Certificate of Merger of Terremark Holdings, Inc. with and into AmTec, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed on May 15, 2000).
3.2	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed on May 15, 2000).
3.3	Certificate of Amendment to Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A filed on December 21, 2004).
3.4	Second Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 7, 2008).
3.5	Certificate of Designations of Preferences of Series I Convertible Preferred Stock of the Company (filed as Exhibit 3.6 to the Company’s Registration Statement on Form S-3/A filed on March 17, 2004).
3.6	Certificate of Amendment to Certificate of Incorporation of the Company (filed as Exhibit 3.7 to the Company’s Current Report on Form 8-K filed on May 18, 2005).
4.1	Specimen Stock Certificate (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on May 18, 2005).
4.2	Form of Warrant for the Purchase of Common Stock (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 15, 2003).
4.3	Indenture dated as of June 14, 2004, including form of 9% Senior Convertible Note due 2009, (filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004).
4.4	Indenture dated as of January 5, 2007 by and between Terremark Worldwide, Inc. and Bank of New York Trust Company, N.A., as trustee (filed as Exhibit 10.42 to the Company’s Current Report on Form 8-K filed on January 11, 2007).
4.5	Indenture dated as of May 2, 2007 by and between Terremark Worldwide, Inc. and Bank of New York Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 4, 2007).

Exhibit
Number	Exhibit Description

10.1	1995 Stock Option Plan (previously filed as part of the Company’s Transition Report on Form 10-KSB for the transition period from October 1, 1994 to March 31, 1995).+
10.2	1996 Stock Option Plan (previously filed as part of the Company’s Transition Report on Form 10-KSB for the transition period from October 1, 1994 to March 31, 1995).+
10.3	Net Premises Lease by and between Rainbow Property Management, LLC and Coloconnection, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2003).
10.4	Amended and Restated 2000 Stock Option Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on August 19, 2004).+
10.5	2000 Directors’ Stock Option Plan (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on August 19, 2002).+
10.6	Agreement between Fundacão De Amparo A Pesquisa Do Estado De Sao Paulo — FAPESP and Terremark Latin America (Brazil) Ltda. (previously filed as an exhibit to the Company’s Registration Statement on Form S-3/A filed on December 22, 2003).
10.7	Form of Warrant Certificate of Terremark Worldwide, Inc. issued to Citigroup Global Markets Realty Corp. (filed as Exhibit 10.27 to the Company’s Current Report on Form 8-K filed on January 6, 2005).
10.8	Form of Warrant Certificate of Terremark Worldwide, Inc. issued to the Purchasers (filed as Exhibit 10.31 to the Company’s Current Report on Form 8-K filed on January 6, 2005).
10.9	2005 Executive Incentive Compensation Plan (filed as Exhibit A to the Company’s Definitive Proxy Statement relating to the Company’s 2005 Annual Meeting of Stockholders).+
10.10	Amended and Restated Employment Letter Agreement between Terremark Worldwide, Inc. and Arthur L. Money (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on June 16, 2006).+#
10.11	Consulting Agreement, dated as of November 8, 2006, by and between Terremark Management Services, Inc. and Guillermo Amore (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2006).+#
10.12	Purchase Agreement, dated as of January 5, 2007, by and among Terremark Worldwide, Inc., as issuer, the guarantors named therein, the agent named therein, and each of the purchasers named therein (filed as Exhibit 10.39 to the Company’s Current Report on Form 8-K filed on January 11, 2007).
10.13	Registration Rights Agreement, dated as of January 5, 2007 by and among Terremark Worldwide, Inc. and Credit Suisse International (previously filed as Exhibit 10.41 to the Company’s Current Report on Form 8-K filed on January 11, 2007).
10.14	Capital Lease Facility Commitment Letter by and between Terremark Worldwide, Inc. and Credit Suisse Securities (USA) LLC and Credit Suisse, Cayman Islands Branch dated January 5, 2007 (filed as an Exhibit 10.46 to the Company’s Current Report on Form 8-K filed on January 11, 2007).
10.15	Form of Note of Terremark Worldwide, Inc. issued to Credit Suisse, International (filed as Exhibit 10.48 to the Company’s Current Report on Form 8-K filed on January 11, 2007).
10.16	Participation Agreement, dated as of February 15, 2007, by and among Culpeper Lessor 2007-1 LLC, as Lessor, NAP of the Capital Region, LLC, as Lessee and Terremark Worldwide, Inc., as Guarantor (filed as Exhibit 10.49 to the Company’s Current Report on Form 8-K filed on February 20, 2007).
10.17	Lease Agreement, dated as of February 15, 2007, by and between Culpeper Lessor 2007-1 LLC and NAP of the Capital Region, LLC (filed as Exhibit 10.50 to the Company’s Current Report on Form 8-K filed on February 20, 2007).
10.18	Guaranty, dated as of February 15, 2007 by Terremark Worldwide, Inc. in favor of Culpeper Lessor 2007-1 LLC (filed as Exhibit 10.51 to the Company’s Current Report on Form 8-K filed on February 20, 2007).
10.19	Lease Supplement, Memorandum of Lease Agreement and Remedies, dated as of February 15, 2007, by and among Culpeper Lessor 2007-I LLC, as Lessor, NAP of the Capital Region, LLC, as Lessee and James W. DeBoer, as Trustee (filed as Exhibit 10.52 to the Company’s Current Report on Form 8-K filed on February 20, 2007).
10.20	Appendix I to Participation Agreement, Lease Agreement and Other Operative Documents — Definitions and Interpretation (filed as Exhibit 10.53 to the Company’s Current Report on Form 8-K filed on February 20, 2007).

Exhibit
Number	Exhibit Description

10.21	Interest Purchase Agreement, dated May 11, 2007, by and among the Company and the Sellers of Data Return LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2007).
10.22	Registration Rights Agreement, dated May 11, 2007, by and among the Company and the Sellers (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 16, 2007).
10.23	First Lien Senior Secured Credit Agreement, dated as of July 31, 2007, by and among the Company, each lender from time to time party thereto, Credit Suisse, as administrative agent and collateral agent and Societe Generale, as syndication agent (filed as Exhibit 10.60 to the Company’s Current Report on Form 8-K filed on August 6, 2007).
10.24	Form of First Lien Term Note (filed as Exhibit 10.61 to the Company’s Current Report on Form 8-K filed on August 6, 2007).
10.25	Second Lien Senior Secured Credit Agreement, dated as of July 31, 2007, by and among the Company, each lender from time to time party thereto and Credit Suisse, as administrative agent and collateral agent (filed as Exhibit 10.62 to the Company’s Current Report on Form 8-K filed on August 6, 2007).
10.26	Form of Second Lien Term Note (filed as Exhibit 10.63 to the Company’s Current Report on Form 8-K filed on August 6, 2007).
10.27	First Lien Security Agreement, dated as of July 31, 2007, by and among the Company, the other Persons listed on the signature pages thereto, the Additional Grantors and Credit Suisse, as collateral agent for the Secured Parties (filed as Exhibit 10.64 to the Company’s Current Report on Form 8-K filed on August 6, 2007).
10.28	Second Lien Security Agreement, dated as of July 31, 2007, by and among the Company, the other Persons listed on the signature pages thereto, the Additional Grantors and Credit Suisse, as collateral agent for the Secured Parties (filed as Exhibit 10.65 to the Company’s Current Report on Form 8-K filed on August 6, 2007).
10.29	First Lien Subsidiary Guaranty, dated as of July 31, 2007, by and among the Subsidiary Guarantors and the Additional Guarantors in favor of the Secured Parties (filed as Exhibit 10.66 to the Company’s Current Report on Form 8-K filed on August 6, 2007).
10.30	Second Lien Subsidiary Guaranty, dated as of July 31, 2007, by and among the Subsidiary Guarantors and the Additional Guarantors in favor of the Secured Parties (filed as Exhibit 10.67 to the Company’s Current Report on Form 8-K filed on August 6, 2007).
10.31	Intercreditor Agreement, dated as of July 31, 2007, by and among the Company, Credit Suisse, Cayman Islands Branch, in its capacity as collateral agent for the First Lien Lenders, including its successors and assigns from time to time, and Credit Suisse, in its capacity as collateral agent for the Second Lien Lenders, including its successors and assigns from time to time (filed as Exhibit 10.68 to the Company’s Current Report on Form 8-K filed on August 6, 2007).
10.32	Amendment to Terremark Worldwide, Inc. 2005 Executive Incentive Compensation Plan (filed as Exhibit A to the Company’s Definitive Proxy Statement in Connection with the Company’s 2007 Annual Meeting of Stockholders).
10.33	Real Property Purchase Agreement, dated March 9, 2007, by and between DPJV II, LLC, BDP Partners, L.P., EJLJ Mathews Family Partners, L.P. and EGP Partners, L.P. and NAP of the Americas/West, Inc. (filed as Exhibit 10.69 to the Company’s Current Report on Form 8-K filed on September 10, 2007).
10.34	Lease Termination Agreement, dated July 2, 2007, by and between NAP of the Americas/West, Inc. and Equant, Inc. (filed as Exhibit 10.70 to the Company’s Current Report on Form 8-K filed on September 10, 2007).
10.35	Employment Agreement with Manuel D. Medina dated February 7, 2008 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 8, 2008).
10.36	Form of Indemnification Agreement for directors and officers of the Company (filed as exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on June 16, 2008)+#
10.37	Form of Restricted Stock Agreement (filed as exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on June 16, 2008).+#
10.38	Employment Agreement with Adam T. Smith dated June 13, 2008 (filed as exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on June 16, 2008).+#

Exhibit
Number	Exhibit Description

10.39	Employment Agreement with Jose A. Segrera dated June 13, 2008 (filed as exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on June 16, 2008).+#
10.40	Employment Agreement with Marvin Wheeler dated June 13, 2008 (filed as exhibit 10.43 to the Company’s Annual Report on Form 10-K filed on June 16, 2008).+#
10.41	Employment Agreement with Jamie Dos Santos dated July 18, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2008).+#
10.42	Amendment to Terremark Worldwide, Inc. 2005 Executive Incentive Compensation Plan (filed as Exhibit A to the Company’s Definitive Proxy Statement in Connection with the Company’s 2008 Annual Meeting of Stockholders).
10.43	Subscription Agreement, dated as of May 25, 2009, between the Company and VMware Bermuda Limited (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2009).
21.1	Subsidiaries of the Company*
23.2	Consent of KPMG LLP*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

+	Compensation Plan or Arrangement

#	Management Contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERREMARK WORLDWIDE, INC.

By:	/s/ MANUEL D. MEDINA
Manuel D. Medina
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: June 8, 2009

By:	/s/ JOSE A. SEGRERA
Jose A. Segrera
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: June 8, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MANUEL D. MEDINA Manuel D. Medina	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	June 8, 2009

/s/ GUILLERMO AMORE Guillermo Amore	Director	June 8, 2009

/s/ TIMOTHY ELWES Timothy Elwes	Director	June 8, 2009

/s/ ANTONIO S. FERNANDEZ Antonio S. Fernandez	Director	June 8, 2009

/s/ HON. ARTHUR L. MONEY Hon. Arthur L. Money	Director	June 8, 2009

/s/ MARVIN S. ROSEN Marvin S. Rosen	Director	June 8, 2009

/s/ MIGUEL J. ROSENFELD Miguel J. Rosenfeld	Director	June 8, 2009

/s/ RODOLFO A. RUIZ Rodolfo A. Ruiz	Director	June 8, 2009

/s/ JOSEPH R. WRIGHT, JR. Joseph R. Wright, Jr.	Director	June 8, 2009

/s/ JOSE A. SEGRERA Jose A. Segrera	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 8, 2009

EXHIBIT SCHEDULE

Exhibit
Number	Description

21.1	Subsidiaries of the Company*
23.2	Consent of KPMG LLP*
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Terremark Worldwide, Inc.:

We have audited the accompanying consolidated balance sheets of Terremark Worldwide, Inc. and subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Terremark Worldwide, Inc. and subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective April 1, 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Terremark Worldwide, Inc.’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 8, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Miami, Florida
June 8, 2009
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Terremark Worldwide, Inc.:

We have audited Terremark Worldwide, Inc.’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Terremark Worldwide, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Terremark Worldwide, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Terremark Worldwide, Inc. and subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2009, and our report dated June 8, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Miami, Florida
June 8, 2009
Certified Public Accountants

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$51,785,825	$96,989,932
Restricted cash	1,107,469	755,386
Accounts receivable, net	35,815,539	44,048,075
Current portion of capital lease receivable	630,849	1,860,745
Prepaid expenses and other current assets	8,615,367	8,493,424

Total current assets	97,955,049	152,147,562
Restricted cash	1,484,107	1,585,234
Property and equipment, net	301,001,980	231,674,274
Debt issuance costs, net	7,408,834	9,869,503
Other assets	8,906,174	6,901,083
Capital lease receivable, net of current portion	454,300	345,074
Intangibles, net	12,991,669	15,417,502
Goodwill	86,139,201	85,919,431

Total assets	$516,341,314	$503,859,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of mortgage payable and capital lease obligations	$3,823,328	$2,999,741
Accounts payable and other current liabilities	60,351,751	57,947,054
Current portion of convertible debt	32,376,006	—

Total current liabilities	96,551,085	60,946,795
Mortgage payable, less current portion	252,727,616	249,222,856
Convertible debt, less current portion	57,192,000	86,284,017
Deferred rent and other liabilities	19,132,958	9,729,736
Deferred revenue	7,740,320	7,154,424

Total liabilities	433,343,979	413,337,828

Commitments and contingencies	—	—

Stockholders’ equity:
Series I convertible preferred stock: $.001 par value, 312 shares issued and outstanding (liquidation value of approximately $8.0 million)	1	1
Common stock: $.001 par value, 100,000,000 shares authorized; 59,740,750 and 59,172,022 shares issued	59,741	59,172
Common stock warrants	8,959,888	11,216,638
Additional paid-in capital	428,251,355	420,550,532
Accumulated deficit	(352,994,575)	(342,425,836)
Accumulated other comprehensive (loss) income	(1,279,075)	1,169,241
Note receivable	—	(47,913)

Total stockholders’ equity	82,997,335	90,521,835

Total liabilities and stockholders’ equity	$516,341,314	$503,859,663

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended March 31,
	2009	2008	2007

Revenues	$250,469,967	$187,413,799	$100,948,181

Expenses:
Cost of revenues, excluding depreciation and amortization	136,434,396	100,886,124	56,902,374
General and administrative	36,794,535	32,266,578	17,613,604
Sales and marketing	26,548,843	20,886,849	11,440,703
Depreciation and amortization	28,224,409	18,685,257	11,010,862

Total operating expenses	228,002,183	172,724,808	96,967,543

Income from operations	22,467,784	14,688,991	3,980,638

Other (expenses) income:
Interest expense	(29,979,664)	(32,105,034)	(28,214,563)
Interest income	1,332,421	5,230,434	1,222,028
Change in fair value of derivatives	(3,885,758)	(1,106,625)	8,276,712
Financing charges and other	(582,115)	(1,173,079)	—
Loss on early extinguishment of debt	—	(26,949,577)	—

Total other expenses	(33,115,116)	(56,103,881)	(18,715,823)

Loss before income taxes	(10,647,332)	(41,414,890)	(14,735,185)
Income taxes (benefit) expense	(78,593)	813,385	216,981

Net loss	(10,568,739)	(42,228,275)	(14,952,166)
Preferred dividend	(807,033)	(794,063)	(676,150)

Net loss attributable to common stockholders	$(11,375,772)	$(43,022,338)	$(15,628,316)

Net loss per common share:
Basic	$(0.19)	$(0.74)	$(0.35)

Diluted	$(0.19)	$(0.74)	$(0.36)

Weighted average common shares outstanding — basic	59,438,217	58,134,269	44,151,259

Weighted average common shares outstanding — diluted	59,438,217	58,134,269	44,267,041

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

								Accumulated
	Preferred	Common Stock Par		Common	Common	Additional		Other
	Stock	Value $.001		Stock	Stock	Paid-In	Accumulated	Comprehensive	Treasury	Notes
	Series I	Issued Shares	Amount	Warrants	Options	Capital	Deficit	Income (loss)	Stock	Receivable	Total

Balance at March 31, 2006	$1	44,490,352	$44,490	$13,251,660	$582,004	$291,607,528	$(283,823,243)	$(317,756)	$(7,220,637)	$(287,730)	$13,836,317
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(14,952,166)	—	—	—	(14,952,166)
Foreign currency translation adjustment	—	—	—	—	—	—	—	407,747	—	(24,957)	382,790

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(14,569,376)
Conversion of preferred stock	—	53,637	54	—	—	2,225	—	—	—	—	2,279
Issuance of warrants in exchange for services	—	—	—	92,988	—	—	—	—	—	—	92,988
Accrued dividends on preferred stock	—	—	—	—	—	(676,029)	—	—	—	—	(676,029)
Expiration of warrants	—	—	—	(748,010)	—	748,010	—	—	—	—	—
Issuance of common stock in settlement of share-based awards	—	269,140	269	—	—	1,606,600	—	—	—	—	1,606,869
Share-based compensation	—	—	—	—	—	491,507	—	—	—	—	491,507
Sale of treasury stock	—	—	—	—	—	—	(1,422,152)	—	7,220,637	—	5,798,485
Issuance of common stock in public offering	—	11,000,000	11,000	—	—	82,776,161	—	—	—	—	82,787,161
Repayments of loans issued to employees	—	—	—	—	—	—	—	—	—	128,320	128,320
Adoption of SFAS No. 123R	—	—	—	—	(582,004)	582,004	—	—	—	—	—

Balance at March 31, 2007	1	55,813,129	55,813	12,596,638	—	377,138,006	(300,197,561)	89,991	—	(184,367)	89,498,521
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(42,228,275)	—	—	—	(42,228,275)
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,079,250	—	(17,633)	1,061,617

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(41,166,658)
Conversion of preferred stock	—	36,667	36	—	—	(36)	—	—	—	—	—
Issuance of common stock in connection with acquisition	—	2,315,544	2,316	—	—	16,743,618	—	—	—	—	16,745,934
Accrued dividends on preferred stock	—	—	—	—	—	(794,063)	—	—	—	—	(794,063)
Expiration of warrants	—	—	—	(1,380,000)	—	1,380,000	—	—	—	—	—
Issuance of common stock in settlement of share-based awards	—	398,182	398	—	—	1,073,194	—	—	—	—	1,073,592
Share-based compensation	—	—	—	—	—	2,569,871	—	—	—	—	2,569,871
Issuance of common stock in public offering	—	608,500	609	—	—	4,404,118	—	—	—	—	4,404,727
Repayments of loans issued to employees	—	—	—	—	—	—	—	—	—	154,087	154,087
Premium on issuance of convertible debt	—	—	—	—	—	13,727,707	—	—	—	—	13,727,707
Expiration of early conversion incentive feature within convertible debt	—	—	—	—	—	4,308,117	—	—	—	—	4,308,117

Balance at March 31, 2008	1	59,172,022	59,172	11,216,638	—	420,550,532	(342,425,836)	1,169,241	—	(47,913)	90,521,835
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(10,568,739)	—	—	—	(10,568,739)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2,448,316)	—	4,097	(2,444,219)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(13,012,958)
Accrued dividends on preferred stock	—	—	—	—	—	(807,033)	—	—	—	—	(807,033)
Expiration of warrants	—	—	—	(2,256,750)	—	2,256,750	—	—	—	—	—
Share-based compensation	—	—	—	—	—	4,941,561	—	—	—	—	4,941,561
Issuance of common stock in settlement of share-based awards	—	568,728	569	—	—	1,309,545	—	—	—	—	1,310,114
Repayments of loans issued to employees	—	—	—	—	—	—	—	—	—	43,816	43,816

Balance at March 31, 2009	$1	59,740,750	$59,741	$8,959,888	$—	$428,251,355	$(352,994,575)	$(1,279,075)	$—	$—	$82,997,335

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended March 31,
	2009	2008	2007

Cash flows from operating activities:
Net loss	$(10,568,739)	$(42,228,275)	$(14,952,166)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	28,224,409	18,685,257	11,010,862
Loss on early extinguishment of debt	—	26,949,577	—
Increase (decrease) in fair value of derivatives	3,885,758	1,106,625	(8,276,712)
Accretion on debt, net	3,476,019	3,972,044	8,327,261
Amortization of debt issue costs	2,267,426	1,518,927	2,042,999
Provision for doubtful accounts	3,128,470	1,555,144	1,068,478
Interest payment in kind on notes and mortgage payable	4,812,001	4,151,508	1,625,440
Share-based compensation	7,728,977	3,962,657	766,957
Warrants issued for services	—	—	92,988
(Increase) decrease in:
Accounts receivable	5,004,067	(17,298,342)	(14,099,965)
Capital lease receivable, net of unearned interest	1,097,570	2,042,201	1,866,867
Restricted cash	(250,957)	94,522	(13,341)
Prepaid expenses and other assets	1,617,245	(3,147,002)	(2,467,328)
Increase (decrease) in:
Accounts payable and other current liabilities	(6,229,702)	(7,810,510)	6,160,368
Deferred revenue	1,013,265	4,179,777	3,983,935
Deferred rent and other liabilities	4,295,163	393,053	408,351

Net cash provided by (used in) operating activities	49,500,972	(1,872,837)	(2,455,006)

Cash flows from investing activities:
Restricted cash	—	—	2,199,945
Purchase of property and equipment	(90,382,394)	(80,036,387)	(18,463,769)
Acquisition of Data Return, LLC, net of cash acquired	—	(68,625,297)	—
Acquisition of Accris Corporation, net of cash acquired	—	(681,808)	—
Repayments of notes receivable	43,816	154,087	103,363

Net cash used in investing activities	(90,338,578)	(149,189,405)	(16,160,461)

Cash flows from financing activities:
Payment on loans and mortgage payable	(1,500,000)	(100,545,487)	(744,630)
Issuance of convertible debt	—	—	4,000,000
Sale of treasury stock	—	—	5,798,485
Payment of debt issuance costs	—	(8,835,232)	(966,412)
Proceeds from issuance of common stock	—	4,404,727	82,787,161
Proceeds from issuance of mortgage payable	—	249,500,000	—
Redemption of preferred stock	—	—	(646,693)
Payments of preferred stock dividends	(781,000)	(598,813)	(673,533)
Issuance of senior subordinated secured notes	—	—	10,000,000
Proceeds from capital lease facility	—	—	4,403,573
Payments under capital lease obligations	(2,085,501)	(1,577,171)	(946,429)
Proceeds from exercise of stock options and warrants	—	613,371	292,790

Net cash (used in) provided by financing activities	(4,366,501)	142,961,395	103,304,312

Net (decrease) increase in cash and cash equivalents	(45,204,107)	(8,100,847)	84,688,845
Cash and cash equivalents at beginning of period	96,989,932	105,090,779	20,401,934

Cash and cash equivalents at end of period	$51,785,825	$96,989,932	$105,090,779

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Organization

Terremark Worldwide, Inc. and subsidiaries (“Terremark” or the “Company”) is a global provider of managed IT solutions leveraging its highly connected carrier-neutral data centers across major networking hubs in the United States, Europe and Latin America. The Company delivers a comprehensive suite of managed solutions including colocation, managed hosting, managed network, disaster recovery, security and cloud computing services. Terremark serves approximately 1,100 customers worldwide across a broad range of sectors, including enterprise, government agencies, systems integrators, network service providers, internet content and portal companies and internet infrastructure companies. The Company delivers its solutions through specialized data centers, including its three primary facilities: NAP of the Americas in Miami, Florida; NAP of the Capital Region in Culpeper, Virginia outside downtown Washington, D.C.; and NAP of the Americas/West in Santa Clara, California.

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

Use of estimates

The Company prepares its financial statements in conformity with U.S. GAAP, which requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Key estimates include: revenue recognition and allowance for bad debts, derivatives, income taxes, share-based compensation, impairment of long-lived assets, intangibles and goodwill. Estimates are based on historical experience and on various other assumptions that Terremark believes to be reasonable under the circumstances, the results of which form the basis for judgments about results and the carrying values of assets and liabilities. Actual results could differ from such estimates.

Revenue recognition and allowance for bad debts

Revenues principally consist of monthly recurring fees for colocation, exchange point, managed and professional services fees. Colocation revenues also include monthly rental income for unconditioned space in the NAP of the Americas. Revenues from colocation, exchange point services, and hosting, as well as rental income for unconditioned space, are recognized ratably over the term of the applicable contract. Installation fees and related direct costs are deferred and recognized ratably over the expected life of the customer installation which is estimated to be 36 to 48 months. Managed and professional services are recognized in the period in which the services are provided. Revenues also include equipment resales which are generally recognized in the period in which the equipment is delivered, title transfers and is accepted by the customer. Revenue from contract settlements is generally recognized when collectability is reasonably assured and no remaining performance obligation exists. Taxes collected from customers and remitted to the government are excluded from revenues.

In accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), when more than one element such as equipment, installation and colocation services are contained in a single arrangement, the Company allocates revenue between the elements based on

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acceptable fair value allocation methodologies, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered items. The fair value of the undelivered elements is determined by the price charged when the element is sold separately, or in cases when the item is not sold separately, by using other acceptable objective evidence. Management applies judgment to ensure appropriate application of EITF 00-21, including the determination of whether delivered items have standalone value, and the determination of fair value for the multiple deliverables, among others. For those arrangements where the deliverables do not qualify as a separate unit of accounting, revenue from all deliverables are treated as one accounting unit and recognized ratably over the term of the arrangement.

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

The Company sells certain third-party service contracts and software assurance or subscription products and evaluates whether the subsequent sales of such services should be recorded as gross revenues or net revenues in accordance with the revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 104, EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” The Company determines whether its role is that of a principal in the transaction and therefore assumes the risks and rewards of ownership or if its role is acting as an agent or broker. Under gross revenue recognition, the entire selling price is recorded as revenue and the cost to the third-party service provider or vendor is recorded as cost of revenues, product and services. Under net revenue recognition, the cost to the third-party service provider or vendor is recorded as a reduction of revenue resulting in net revenue equal to the gross profit on the transaction and there is no cost of revenue.

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

Significant concentrations

The federal sector accounted for revenues of approximately 24%, 22%, and 31% for the years ended March 31, 2009, 2008, and 2007, respectively. No other customer accounted for more than 10% of revenues for the three year period ending on March 31, 2009.

Derivatives

Historically, the Company has used financial instruments, including interest cap agreements and interest rate swap agreements, to manage exposures to movements in interest rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the interest rate risk or cost to the Company. The Company does not hold or issue derivative instruments for trading purposes.

The Company entered into two interest rate swap agreements as required under the provisions of the Company’s first and second lien credit agreements entered into on July 31, 2007, which have an aggregate principal amount of $250.0 million. See Note 11.

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

The Company estimates the fair value of its embedded derivatives using available market information and appropriate valuation methodologies. The market data used to develop these estimates of fair value requires interpretation and the application of considerable judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company may eventually pay to settle these embedded derivatives.

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

Stock warrants issued for services

The Company uses the fair value method to value warrants granted in exchange for services. Some warrants are vested over time and some vest upon issuance. The Company determined the fair value for non-employee warrants using the Black-Scholes-Merton option-pricing model with the same assumption used for employee grants, except for expected life which was estimated to be between one and seven years. When warrants to acquire the Company’s common stock are issued in connection with the sale of debt or other securities, aggregate proceeds from the sale of the warrants and other securities are allocated among all instruments issued based on their relative fair market values. Any resulting discount from the face value of debt is amortized to interest expense using the effective interest method over the term of the debt.

Earnings (loss) per share

The Company’s 9% Senior Convertible Notes and 6.625% Senior Convertible Notes (collectively, the “Senior Convertible Notes”) contain contingent interest provisions that allow the holders of the Senior Convertible Notes to participate in any dividends declared on the Company’s common stock. Further, the Company’s Series I preferred stock contain participation rights that entitle the holders to receive dividends in the event the Company declares dividends on its common stock. Accordingly, the Senior Convertible Notes and the Series I preferred stock are considered participating securities.

Basic earnings per share (“EPS”) is calculated as income (loss) available to common stockholders divided by the weighted average number of shares of common stock outstanding during the period. If the effect is dilutive, participating securities are included in the computation of basic EPS. Nonvested stock granted to employees and directors are not included in the computation of basic EPS until the security vests. The Company’s participating securities do not have a contractual obligation to share in the losses in any given period. As a result, these participating securities will not be allocated any losses in the periods of net losses, but will be allocated income in the periods of net income using the two-class method. The two-class method is an earnings allocation formula that determines earnings for each class of common stock and participating securities according to dividends declared or

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accumulated and participation rights in undistributed earnings. Under the two-class method, net income is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amounts of dividends that must be paid for the current period. The remaining earnings are then allocated to common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. Diluted EPS is calculated using the treasury stock and “if converted” methods for potential dilutive instruments that are convertible into common stock, as applicable.

Other comprehensive income (loss)

Other comprehensive income (loss) presents a measure of all changes in stockholders’ equity except for changes resulting from transactions with stockholders in their capacity as stockholders. Other comprehensive income (loss) consisting of net income (loss) and foreign currency translation adjustments, is presented in the accompanying consolidated statement of stockholders’ equity.

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

Restricted cash

Restricted cash represents cash required to be on deposit with financial institutions in connection with operating leases.

Property and equipment

Property and equipment are stated at the Company’s original cost or fair value at the date of acquisition for acquired property and equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years for non- data center equipment and furniture and fixtures and five to twenty years for data center equipment and building improvements. Building and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset or improvement, which averages fifteen years. The data center buildings, owned by the Company, are depreciated over the estimated useful life of the buildings, which is thirty nine years. Costs for improvement and betterments that extend the life of assets are capitalized. Maintenance and repair expenditures are expensed as incurred.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Construction in progress is stated at its original cost and includes direct and indirect expenditures for the construction and expansion associated with the NAP of the Capital Region in Culpeper, Virginia, upgrades to support our infrastructure in Miami and expansion in Silicon Valley, California. In addition, the Company has capitalized certain interest costs during the construction phase. Once an expansion project becomes operational, these capitalized costs are allocated to certain property and equipment categories and are depreciated at the appropriate rates consistent with the estimated useful life of the underlying assets. Interest incurred is capitalized in accordance with SFAS No. 34, “Capitalization of Interest Costs.” The following table sets forth total interest cost incurred and total interest cost capitalized:

	Year Ended March 31,
	2009	2008	2007

Interest expense	$29,979,664	$32,105,034	$28,214,563
Interest capitalized	4,689,614	1,598,439	208,829

Interest charges incurred	$34,669,278	$33,703,473	28,423,392

The Company accounts for internal-use software development costs in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, “Accounting for the Cost of Software Developed or Obtained for Internal Use,” (“SOP 98-1”). SOP 98-1 specifies that software costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use is charged to technology development expense as incurred until the project enters the application development phase. Costs incurred in the application development phase are capitalized and are depreciated using the straight-line method over an estimated useful life of five years, beginning when the software is ready for use. For the years ended March 31, 2009 and March 31, 2008, the Company capitalized software costs totaling $1.2 million and $0.5 million, respectively. For the year ended March 31, 2007, the Company did not capitalize any software costs.

Goodwill and Impairment of long-lived assets and long-lived assets to be disposed of

Goodwill and intangible assets that have indefinite lives are not amortized and are instead tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The goodwill impairment test involves a two-step approach. The first step involves a comparison of the fair value of each of our reporting units with its carrying amount. If a reporting unit’s carrying amount exceeds its fair value, the second step is performed. The second step involves a comparison of the implied fair value and carrying value of that reporting unit’s goodwill. To the extent that a reporting unit’s carrying amount exceeds the implied fair value of its goodwill, an impairment loss is recognized. Identifiable intangible assets not subject to amortization are assessed for impairment by comparing the fair value of the intangible asset to its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds fair value. Intangible assets that have finite useful lives are amortized over their useful lives.

Goodwill represents the carrying amount of the excess purchase price over the fair value of identifiable net assets acquired in conjunction with (i) the April 2000 acquisition of a corporation holding rights to develop and manage facilities catering to the telecommunications industry, (ii) the September 2005 acquisition of a managed hosting services provider in Europe, (iii) the May 2007 acquisition of a managed hosting services provider in the United States and (iv) the January 2008 acquisition of a disaster recovery and business continuity provider in the United States. The Company performed the annual test for impairment in the fourth quarter of its fiscal year ended March 31, 2009 and concluded there was no impairment.

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

Rent expense

Rent expense under operating leases is recorded on the straight-line method based on total contracted amounts. Differences between the amounts contractually due and those amounts reported are included in deferred rent and other liabilities in the accompanying consolidated balance sheets.

Lease incentives received upon entering operating leases (“tenant allowances”) are recognized on a straight-line basis as a reduction to rent over the term of the respective lease. The Company records the unamortized portion of tenant allowances as a part of deferred rent, in other liabilities (non-current), as appropriate.

Fair value of financial instruments

The Company’s short-term financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximated their book value. The fair value of capital lease obligations is based on management estimates and reasonably approximated their book value after comparison to obligations with similar interest rates and maturities. The fair value of the Company’s redeemable preferred stock is estimated to be its liquidation value, which includes accumulated and unpaid dividends. The fair value of the Company’s mortgages payable (see Note 9) and convertible debt (see Note 10), which are not traded in the market, are estimated by considering the Company’s credit rating, current rates available to the Company for similar debt and the Company’s stock price volatility. The fair value of mortgage payable and convertible debt as of March 31, 2009 and March 31, 2008 is as follows:

	March 31, 2009		March 31, 2008
	Book Value	Fair Value	Book Value	Fair Value

Mortgage payable, including current portion	$254,227,616	$241,750,612	$250,722,856	$249,053,329
Convertible debt, including current portion	89,568,006	93,434,644	86,284,017	90,718,592

The book value for the Company’s mortgage payable and convertible debt is net of the unamortized discount to debt principal. See Notes 9 and 10.

Fair value measurements

Effective April 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard establishes a framework for measuring fair value and expands disclosure about fair value measurements. The Company did not elect fair value accounting for any assets and liabilities allowed by SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or operating cash flow. FASB Staff Position (“FSP”) FAS 157-2, deferred the effective date of SFAS No. 157 for the Company in relation to all non-financial assets and non-financial liabilities to April 1, 2009. The Company does not expect the adoption of this FSP to have a material impact to its consolidated financial statements.

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

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2:	Observable prices that are based on inputs not quoted on active markets but corroborated by market data.
Level 3:	Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The table below summarizes the fair values of our financial assets (liabilities) as of March 31, 2009:

	Fair Value at	Fair Value Measurement Using
	March 31, 2009	Level 1	Level 2	Level 3

Money market funds	$21,064,509	$21,064,509	$—	$—
Interest rate swaps	(6,072,737)	—	(6,072,737)	—
Embedded derivatives	(181,693)	—	—	(181,693)

	$14,810,079	$21,064,509	$(6,072,737)	$(181,693)

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

Interest rate swap instrument — these instruments are two pay-variable, receive-fixed interest rate swaps. The fair value of each instrument is based on a model-driven valuation, which is observable at commonly quoted intervals for the full term of the swap, which incorporates adjustments to appropriately reflect the Company’s own nonperformance risk and the counterparty’s nonperformance risk. Therefore, this instrument is classified within Level 2 of the fair value hierarchy. The interest rate swap is included in other liabilities (non-current).

Embedded derivatives — these instruments are embedded within the Company’s 9% Senior Convertible Notes, the Series B Notes, and the 6.625% Senior Convertible Notes. These instruments were valued using pricing models which incorporate the Company’s common stock price and volatility, credit risk, U.S. risk free rate, transaction details such as contractual terms, maturity and amount of future cash inflows, as well as assumptions about probability and the timing of certain events taking place in the future. For a summary of the changes in the fair value of these embedded derivatives, see Note 11.

Judgment is required in interpreting data to develop estimates of fair market value and, accordingly, amounts are not necessarily indicative of the amounts that the Company could realize in an actual market exchange. The Company does not hold financial instruments for trading or speculative purposes.

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

Effective April 1, 2007, the Company adopted FASB Interpretation No. 48 (As amended) — “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB No. 109 and prescribes a recognition threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 requires that we determine whether the benefits of our tax positions will more likely than not be sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. In connection with the adoption of FIN No. 48, the Company analyzed the filing positions in all of the federal, state and foreign jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. The adoption of FIN 48 resulted in no cumulative effect of a change in accounting principle being recorded on our consolidated financial statements during the year ended March 31, 2008. The Company continued its policy of recognizing penalties and interest related to recognized tax positions, if any, in general and administrative expenses.

The Company has not been audited by the Internal Revenue Service or any other tax authority for the following open tax periods: the quarter ended March 31, 2005, and the years ended March 31, 2006, 2007, 2008 and 2009. Net operating loss carryovers incurred in years prior to 2005 are subject to audit in the event they are utilized in subsequent years.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirement for SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company as of April 1, 2009. The Company has adopted this standard as of January 1, 2009. See Note 11 for required disclosures.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FSP FAS 142-3 will have on its financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009; however, early adoption is only permitted in conjunction with the early adoptions of FSP FAS 115-2 and FAS 124-2 and FSP FAS 107-1 and APB 28-1. The Company expects to adopt FSP FAS 157-4 in its interim period ending June 30, 2009 and is currently evaluating the impact that this adoption will have on its financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009; however, early adoption is only permitted in conjunction with the early adoptions of FSP FAS 115-2 and FAS 124-2 and FSP FAS 157-4. The Company expects to adopt FSP FAS 107-1 and APB 28-1 in its interim period ending June 30, 2009. FSP FAS 107-1 and APB 28-1 will require additional disclosure in the Company’s interim consolidated financial statements.

3.	Acquisitions

On January 24, 2008, the Company acquired all of the outstanding common stock of Accris Corporation (“Accris”). Accris assisted government and commercial customers architect and implement data storage, data protection and data availability systems. The purchase price of $2.9 million was comprised of $0.8 million in cash and 390,000 shares of the Company’s common stock with a fair value of $2.1 million. The fair value of the Company’s stock was determined using the five-day trading average price of the Company’s common stock for two days before and after the date the transaction was finalized. The costs to acquire Accris were allocated to the tangible assets acquired and liabilities assumed based on their respective fair values and any excess was allocated to goodwill. There were no significant identifiable intangible assets. The following summarizes the final allocation of the purchase price:

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decreasing accounts receivable by $0.5 million, and increasing goodwill by $0.6 million. The following summarizes the final allocation of the purchase price:

Cash and cash equivalents	$41,095
Accounts receivable	2,496,372
Property and equipment	9,786,000
Other assets	950,813
Intangible assets, including goodwill	80,988,008
Accounts payable and accrued expenses	(7,007,002)
Other liabilities	(3,849,216)

Net assets acquired	$83,406,070

The allocation of intangible assets acquired as of March 31, 2009 is summarized in the following table:

	Gross Carrying	Amortization	Accumulated
	Amount	Period	Amortization

Indefinite lived intangible assets:
Goodwill	$66,288,008	—	$—
Trademarks	4,100,000	—	—
Amortizable intangibles:
Customer base	6,500,000	8 years	1,503,125
Technology	4,000,000	5 years	1,480,000
Other	100,000	3 years	61,667

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

	For the Years Ended
	March 31,
	2008	2007
	(unaudited)

Revenues — pro forma	$197,751,889	$156,985,181

Net loss — pro forma	$(42,303,283)	$(17,934,166)

Net loss per common share:
Basic and diluted — pro forma	$(0.74)	$(0.40)

4.	Accounts Receivable

	March 31,
	2009	2008

Accounts receivable consists of:
Accounts receivable	$32,574,696	$36,371,552
Unbilled revenue	5,311,585	8,667,031
Allowance for doubtful accounts	(2,070,742)	(990,508)

	$35,815,539	$44,048,075

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Unbilled revenue consists of revenues earned for which the customer has not been billed.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Prepaid Expenses and Other Assets

	March 31,
	2009	2008

Prepaid expenses and other assets consists of:
Prepaid expenses	$2,277,733	$3,090,786
Deferred installation costs	6,878,203	5,571,544
Deposits	3,873,678	3,646,384
Deferred rent	1,263,627	1,085,872
Deferred tax asset	862,225	—
Interest and other receivables	357,780	424,355
Other	2,008,295	1,575,566

	17,521,541	15,394,507
Less: current portion	(8,615,367)	(8,493,424)

	$8,906,174	$6,901,083

6.	Property and Equipment

	March 31,
	2009	2008

Property and equipment, net, consists of:
Land	$24,172,193	$24,172,193
Building	101,334,716	55,335,724
Building and leasehold improvements	75,394,795	64,232,938
Machinery and equipment	117,168,376	56,001,931
Computer equipment, furniture and fixtures	54,169,375	30,486,055
Construction in progress	7,159,667	54,677,025

	379,399,122	284,905,866
Less: accumulated depreciation and amortization	(78,397,142)	(53,231,592)

	$301,001,980	$231,674,274

During the years ended March 31, 2009, 2008 and 2007, depreciation and amortization expense was $25.8 million, $16.5 million and $10.2 million, respectively. These amounts include depreciation and amortization expense related to assets under capital leases.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Intangibles

	Amortization	March 31,	March 31,
	Period (Years)	2009	2008

Intangibles, net, consist of:
Customer base	8-10	$8,300,000	$8,300,000
Technology	4-5	6,400,000	6,400,000
Trademarks	—	4,100,000	4,100,000
Non-compete agreements	3	100,000	100,000

		18,900,000	18,900,000
Less: accumulated amortization		(5,908,331)	(3,482,498)

		$12,991,669	$15,417,502

The Company expects to record amortization expense associated with these intangible assets as follows for each of the fiscal years ended:

			Non-Compete
	Customer Base	Technology	Agreements

2010	$992,500	$1,295,714	$33,333
2011	992,500	800,000	5,000
2012	992,500	800,000	—
2013	992,500	120,000	—
2014	936,786	—	—
Thereafter	930,836	—	—

	$5,837,622	$3,015,714	$38,333

During the years ended March 31, 2009, 2008 and 2007, amortization of intangibles aggregated was $2.4 million, $2.2 million and $0.8 million, respectively.

8.	Accounts Payable and Other Current Liabilities

	March 31,
	2009	2008

Accounts payable and other current liabilities consists of:
Accounts payable	$30,739,396	$29,383,405
Accrued expenses	15,917,499	17,246,649
Current portion of deferred revenue	6,903,554	6,320,659
Interest payable	4,835,265	2,884,780
Customer prepayments	1,956,037	2,111,561

	$60,351,751	$57,947,054

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Mortgage Payable

	March 31,
	2009	2008

Mortgage Payable consists of:
First Lien Credit Agreement, face value of $150.0 million, due August 15, 2012. Principal of $375,000 is payable quarterly. Interest is payable monthly at Eurodollar rate plus 3.75% at the election of the Company. (Effective interest rate of 6.1% and 7.6%)	$146,826,215	$148,188,463
Second Lien Credit Agreement, face value of $100.0 million, due February 2, 2013. Interest is payable at Eurodollar rate plus 7.75% at the election of the Company. (Effective interest rate of 10.1% and 12.1%)	107,401,401	102,534,393

	254,227,616	250,722,856
Less: current portion	(1,500,000)	(1,500,000)

	$252,727,616	$249,222,856

On July 31, 2007, the Company entered into term loan financing arrangements in the aggregate principal amount of $250.0 million, comprised of two term loan facilities, a $150.0 million first lien credit agreement (“First Lien Agreement”) among the Company, as borrower, Credit Suisse as administrative agent and collateral agent, Societe Generale, as syndication agent and the lenders from time to time party thereto, and a $100.0 million second lien credit agreement (“Second Lien Agreement” and, together with the First Lien Agreement, the “Credit Agreements”) among the Company, as borrower and Credit Suisse as administrative agent and collateral agent, and the lenders from time to time party thereto. Interest on the First Lien Agreement is based, at the periodic election of the Company, on an adjusted Eurodollar rate plus 3.75% or at a rate based on the federal funds rate plus 2.75%. Interest on the Second Lien Agreement is based, at the periodic election of the Company, on an adjusted Eurodollar rate plus 7.75% or at a rate based on the federal funds rate plus 6.75%. With respect to the loans extended under the Second Lien Agreement, within the first two years, the Company may elect to capitalize and add to the principal of such loans interest to the extent of 4.5% of the Eurodollar rate loans or 3.5% of the federal funds rate loans. Principal payments of $375,000 are due quarterly on the First Lien Agreement and the entirety of the outstanding principal under the Second Lien Agreement is due at maturity. The Company’s obligations under the Credit Agreements and the guarantees of those obligations by the Company’s subsidiaries are secured by security interests in and to substantially all of the assets of the Company and its subsidiaries.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The provisions of the Credit Agreements contain a number of covenants that limit or restrict the Company’s ability to incur more debt or liens, pay dividends, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or use asset sale proceeds, make acquisitions or investments, enter into hedging activities, make capital expenditures and repurchase stock, subject to financial measures and other conditions. In addition, the Credit Agreements include financial covenants based on the most recently ended four fiscal quarters that include limitations on capital expenditures in excess of specified amounts and the Company’s maintaining certain ratios such as: (a) maximum leverage ratios regarding the Company’s consolidated funded indebtedness; (b) maximum leverage ratios with respect to the First Lien indebtedness; (c) minimum interest coverage ratios; and (d) incur capital expenditures not to exceed specified amounts. The breach of any of these covenants could result in a default and could trigger acceleration of repayment. As of March 31, 2009, the Company was in compliance with all covenants under the debt agreement, as applicable.

In addition, the Company was required to enter into an interest rate swap prior to the 210th day after July 31, 2007 (the “Closing Date”) of the Credit Agreements (or such later dates as may be specified by the Administrative Agent in its sole discretion). The interest rate instrument should cover a notional amount of not less than 50% of the sum of the principal amount of the Credit Agreements outstanding as of the Closing Date for a period not less than 2 years. On February 8, 2008, the Company entered into two interest rate swap agreements. One of the interest rate swap agreements was effective March 31, 2008 for a notional amount of $148.0 million and a fixed interest rate of 2.999%. Interest payments on this instrument are due on the last day of each March, June, September and December commencing on June 30, 2008 and ending on December 31, 2010. The second interest rate swap agreement entered into is effective on July 31, 2008 for a notional amount of $102.0 million and a fixed interest rate of 3.067%. Interest

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments on this instrument are due on the last day of each January, April, July and October commencing on October 31, 2008 and ending on January 31, 2011. The interest rate swap agreements serve as an economic hedge against increases in interest rates and have not been designated as hedges for accounting purposes. Accordingly, the Company accounts for these interest rate swap agreements on a fair value basis and as a result these instruments are adjusted to fair value and the resulting changes in fair value are charged to earnings. See Note 11.

In connection with the December 31, 2004 purchase of the NAP of the Americas building, the Company issued to Citigroup Global Markets Realty Corp., for no additional consideration, warrants to purchase an aggregate of 500,000 shares of the Company’s common stock. Those warrants expire on December 31, 2011 and are divided into four equal tranches that differ only in respect of the applicable exercise prices, which are $6.80, $7.40, $8.10 and $8.70, respectively. The warrants were valued at approximately $2.2 million, which was recorded as a discount to the debt principal. Proceeds from the issuance of the mortgage note payable and the warrants were allocated based on their relative fair values. The costs related to the issuance of the mortgage loan were capitalized and amounted to approximately $1.6 million. At July 31, 2007 there was $0.6 million and $0.9 million of unamortized debt issuance costs and unamortized debt discount, respectively, related to this loan. These amounts were written off in connection with the early extinguishment of this debt in the quarter ended September 30, 2007.

10.	Convertible Debt

	March 31,
	2009	2008

Convertible debt consists of:
9% Senior Convertible Notes, face value of $29.1 million, due June 15, 2009, and convertible into shares of the Company’s common stock at $12.50 per share. Interest at 9% is payable semi-annually, on December 15 and June 15 (Effective interest rate of 26.5%)	$28,268,174	$24,834,645
6.625% Senior Convertible Notes, face value of $57.2 million, due June 15, 2013, and convertible into shares of the Company’s common stock at $12.50 per share. Interest at 6.625% is payable semi-annually, on December 15 and June 15 (Effective interest rate of 6.6%)	57,192,000	57,192,000
0.5% Senior Subordinated Convertible Notes, face value of $4.0 million, due June 30, 2009, and convertible into shares of the Company’s common stock at $8.14 per share. Interest at 0.5% is payable semi-annually, on December 1 and June 30 (Effective interest rate of 0.72%)	4,107,832	4,257,372

	89,568,006	86,284,017
Less: current portion	(32,376,006)	—

	$57,192,000	$86,284,017

On May 2, 2007, the Company completed a private exchange offer with a limited number of holders to exchange up to $86.3 million of its then outstanding 9% Senior Convertible Notes for up to an equal principal amount of its newly issued 6.625% Senior Convertible Notes. An aggregate principal amount of $57.2 million of the 9% Senior Convertible Notes were exchanged in the exchange offer, leaving $29.1 million aggregate principal amount of the 9% Senior Convertible Notes outstanding under the global note and indenture governing the 9% Senior Convertible Notes.

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

The 6.625% Senior Convertible Notes are unsecured obligations and rank pari passu with all existing and future unsecured and unsubordinated indebtedness, senior in right of payment to all existing and future subordinated indebtedness, and rank junior to any current and future secured indebtedness. If there is a change in control, the holders of the 6.625% Senior Convertible Notes have the right to require the Company to repurchase their notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest. If a holder surrenders notes for conversion at any time beginning on the effective notice of a change in control in which 10% or more of the consideration for the Company’s common stock consists of cash, the Company will increase the number of shares issuable upon such conversion by an amount not to exceed 5,085,513 additional shares. The number of additional shares is based on the date on which the partial cash buy-out becomes effective and the price paid or deemed to be paid per share of the Company’s common stock in the change of control. If the Company issues a cash dividend on its common stock, it must pay contingent interest to the holders of the 6.625% Senior Convertible Notes equal to the product of the per share cash dividend and the number of shares of common stock issuable upon conversion of such holder’s 6.625% Senior Convertible Notes.

On June 14, 2004, the Company privately placed the initial $86.25 million in aggregate principal amount of the 9% Senior Convertible Notes to qualified institutional buyers. The 9% Senior Convertible Notes bear interest at a rate of 9% per annum, payable semiannually, on each December 15 and June 15, and are convertible at the option of the holders, into shares of the Company’s common stock at a conversion price of $12.50 per share. In conjunction with the offering, the Company incurred $6.6 million in debt issuance costs, including $1.4 million in estimated fair value of warrants issued to the placement agent to purchase 181,579 shares of the Company’s common stock at $9.50 per share.

The 9% Senior Convertible Notes are unsecured obligations and rank pari passu with all existing and future unsecured and unsubordinated indebtedness, senior in right of payment to all existing and future subordinated indebtedness, and rank junior to any current and future secured indebtedness. If there is a change in control of the Company, the holders have the right to require the Company to repurchase their notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest. If the Company issues a cash dividend on its common stock, it will pay contingent interest to the holders of the 9% Senior Convertible Notes equal to the product of the per share cash dividend and the number of shares of common stock issuable upon conversion of each holder’s note.

The Company may redeem some or all of the 9% Senior Convertible Notes for cash at any time if the closing price of the Company’s common shares has exceeded 200% of the applicable conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date it mails the redemption notice. If the Company redeems the notes, the redemption price equals 100.0%, of their principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus an amount equal to 50% of all remaining scheduled interest payments on the notes from, and including, the redemption date through the maturity date.

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

On January 5, 2007, the Company entered into a Purchase Agreement with Credit Suisse, Cayman Islands Branch and Credit Suisse, International (the “Purchasers”), for the sale of $4.0 million in aggregate principal amount of our 0.5% Senior Subordinated Convertible Notes, due June 30, 2009 to Credit Suisse, International (the “Series B Notes”) issued pursuant to an Indenture between the Company and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee (the “Indenture”). The Company is subject to certain covenants and restrictions specified in the Purchase Agreement, including covenants that restrict their ability to pay dividends, make certain distributions or investments and incur certain indebtedness.

The Series B Notes bear interest at 0.5% per annum for the first 24 months increased thereafter to 1.50% until maturity. All interest under the Series B Notes is “payable in kind” and will be added to the principal amount of the Series B Notes semi-annually beginning July 1, 2007. The Series B Notes are convertible into shares of the Company’s common stock, $0.001 par value per share, at the option of the holders, at $8.14 per share subject to certain adjustments set forth in the Indenture, including customary anti-dilution provisions.

The Series B Notes have a change in control provision that provides to the holders the right to require the Company to repurchase their notes in cash at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

The Company, at its option, may redeem all of the Series B Notes on any interest payment date after June 5, 2007 at a redemption price equal to (i) certain amounts set forth in the Indenture (expressed as percentages of the principal amount outstanding on the date of redemption), plus (ii) the amount (if any) by which the fair market value on such date of the common stock into which the Series B Notes are then convertible exceeds the principal amount of the Series B Notes on such date, plus (iii) accrued, but unpaid interest if redeemed during certain monthly periods following the closing date. The call option embedded in the Series B Notes was determined to be a derivative instrument to be considered separately from the debt and accounted for separately. As a result of the bifurcation of the embedded derivative, the carrying value of the Series B Notes at issuance was approximately $4.4 million. At March 31, 2009 and March 31, 2008, the unamortized premium was less than $0.1 million and $0.3 million, and the carrying value of the Series B Notes was approximately $4.1 million and $4.3 million, respectively.

The Company also paid an arrangement fee (the “Arrangement Fee”) to Credit Suisse, International as consideration for its services in connection with the Series A Notes, Series B Notes and the Lease Financing Commitment in the amount of 145,985 shares of common stock (the “Fee Shares”), which shares had a value of approximately $1.0 million based on then quoted market price of the Company’s common stock. Since the Arrangement Fee was paid with shares of the Company’s common stock, the proceeds including the expected proceeds from the Lease Financing Commitment were allocated to the Series A Notes, the Series B Notes, the Lease Financing Commitment and the Fee Shares based on the relative fair value of each security. The amount allocated to the Series A Notes, the Series B Notes and the Lease Financing Commitment was a discount of $0.2 million, a premium of ($0.1 million) and a discount of $0.9 million, respectively. The relative fair value of the Fee Shares was determined to be approximately $1.0 million. The premiums and discounts are being amortized on a monthly basis over the term of the respective debt instruments using the effective interest rate method. On July 31, 2007 the Series A Notes and the Lease Financing Commitment were paid off. The unamortized debt discount at July 31, 2007 related to the Series A Notes and the Lease Financing Commitment remained capitalized in connection with the modification of these debt instruments. See Note 9.

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

The following table represents the combined aggregate principal maturities for the following obligations for each of the fiscal years ended:

	Convertible	Mortgage
	Debt	Payable	Total

2010	$33,121,153	$1,500,000	$34,621,153
2011	—	1,500,000	1,500,000
2012	—	1,500,000	1,500,000
2013	—	250,749,019	250,749,019
2014	57,192,000	—	57,192,000

	90,313,153	255,249,019	345,562,172
Less: unamortized premiums and discounts	(745,147)	(1,021,403)	(1,766,550)

	$89,568,006	$254,227,616	$343,795,622

11.	Derivatives

The Company’s 9% Senior Convertible Notes contained three embedded derivatives that required separate valuation from the 9% Senior Convertible Notes: a conversion option that includes an early conversion incentive, an equity participation right and a takeover make whole premium due upon a change in control. The early conversion incentive expired on June 14, 2007. The Company applied the provisions of EITF No. 06-7 “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133” and determined that with the expiration of the early conversion incentive on June 14, 2007, the conversion feature no longer met the conditions that would require separate accounting as a derivative. As a result for the year ended March 31, 2008, the Company reclassified $4.3 million of the embedded derivatives related to the conversion option, classified as liabilities, to additional paid-in capital. This amount represented the fair value of such embedded derivative, at the time of the expiration of the early conversion incentive. The Company estimated that the embedded derivative, classified as liabilities, had an estimated fair value of $16.8 million on March 31, 2007. The Company recognized income of $1.5 million resulting from the change in the fair value of the conversion option prior to the expiration of the early conversion incentive on June 14, 2007, which was recorded in change in fair value of derivatives in the consolidated statements of operations for the year ended March 31, 2008.

The Company’s Series B Notes contain one embedded derivative that requires valuation separate from the Series B Notes: a call option which provides the Company with the option to redeem the Series B Notes at fixed redemption prices plus accrued and unpaid interest and plus any difference in the fair value of the conversion feature.

The Company’s 6.625% Senior Convertible Notes contain two embedded derivatives that require valuation separate from the 6.625% Senior Convertible Notes: an equity participation right and a contingent put upon change in control.

The Company has estimated that the embedded derivatives within the 9% Senior Convertible Notes, the Series B Notes and the 6.625% Senior Convertible Notes amounted in the aggregate to a net liability of $0.2 million at March 31, 2009 and a net asset of $0.1 million at March 31, 2008. The resulting loss of $0.3 million and income of $1.4 million was included in the change in the fair value of derivatives in the accompanying consolidated statement of operations for the years ended March 31, 2009 and March 31, 2008, respectively.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 8, 2008, the Company entered into two interest rate swap agreements as required under the provisions of the Credit Agreements discussed in Note 9. One of the interest rate swap agreements was effective March 31, 2008 for a notional amount of $148.0 million and a fixed interest rate of 2.999%. Interest payments on this instrument are due on the last day of each March, June, September and December, ending on December 31, 2010. The second interest rate swap agreement entered into was effective on July 31, 2008 for a notional amount of $102.0 million and a fixed interest rate of 3.067%. Interest payments on this instrument are due on the last day of each January, April, July and October, ending on January 31, 2011. The interest rate swap agreements serve as an economic hedge against increases in interest rates and have not been designated as hedges for accounting purposes. Accordingly, the Company accounts for these interest rate swap agreements on a fair value basis and adjusts these instruments to fair value and the resulting changes in fair value are charged to earnings. At March 31, 2009 and March 31, 2008, the fair value of the interest rate swap agreements was a liability of $6.1 million and $2.5 million, respectively. The resulting loss of $3.6 million and $2.5 million was included in the change in fair value of derivatives in the accompanying consolidated statements of operations for the years ended March 31, 2009 and March 31, 2008, respectively.

12.	Deferred Rent and Other Liabilities

	March 31,
	2009	2008

Deferred rent and other liabilities consists of:
Deferred rent	$6,467,239	$3,704,038
Interest rate swap, at fair value	6,072,737	2,466,370
Deferred tax liability	1,542,830	1,781,159
Other liabilities	5,050,152	1,778,169

	$19,132,958	$9,729,736

13.	Changes in Stockholders’ Equity

Series I convertible preferred stock

In 2004, the Company issued 400 shares of Series I 8% Convertible Preferred Stock (“Series I Preferred Stock”) for $10.0 million, together with warrants to purchase 280,000 shares of the Company’s common stock, which are exercisable for five years at $9.00 per share. The Series I Preferred Stock is convertible into shares of the Company’s common stock at $7.50 per share. In January 2007, the Series I Preferred Stock dividend rate increased to 10% per year until January 2009, when it increased to 12%. Dividends are payable, at the Company’s discretion, in shares of the Company’s common stock or cash. The Company has the right to redeem the Series I Preferred Stock at $25,000 per share plus accrued dividends at any time. Series I Preferred Stock contains an equity participation feature. Some of the Series I Preferred Stock shares were sold on dates on which the conversion price was less than the market price for the Company’s common stock. The Company recognized a preferred dividend of approximately $0.8 million, $0.8 million, and $0.7 million for the years ended March 31, 2009, 2008 and 2007, respectively. The Series I Preferred Stock votes together with the Company’s common stock based on the then-current conversion ratio of the Series I Preferred Stock.

Common stock

Issuance of Common Stock

For the year ended March 31, 2009, the Company issued 568,728 of its common stock, valued at $1.3 million, net of shares surrendered to satisfy the holders’ withholding tax liability upon settlement of share-based awards.

For the year ended March 31, 2008, the Company issued 398,182 of its common stock, valued at $1.1 million, upon settlement of share-based awards.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2008, the Company issued 390,000 shares of its common stock, valued at $2.1 million, in connection with the acquisition of all of the outstanding common stock of a disaster recovery and business continuity provider.

In May 2007, the Company issued 1,925,544 shares of its common stock, valued at $14.7 million, in connection with the acquisition of all of the outstanding equity interests of a managed web hosting services provider.

In April 2007, the Company sold 608,500 shares in a public offering, at an offering price of $8.00 per share, pursuant to the underwriters’ exercise of their over-allotment option of the 11 million shares sold in the March 2007 public offering. After payment of underwriting discounts, commission and other offering costs, the net proceeds to the Company of the over-allotment were approximately $4.4 million.

For the year ended March 31, 2007, the Company issued 269,140 shares of its common stock, valued at $1.6 million, upon settlement of share-based awards, including 145,985 to Credit Suisse, International as consideration for its services in connection with the Senior Subordinated Convertible Notes and 65,000 to two directors pursuant to the terms of their consulting and employment agreements, respectively.

In March 2007, the Company sold 11 million shares in a public offering, at an offering price of $8.00 per share. After payment of underwriting discounts, commission and other offering costs, the net proceeds to the Company were approximately $82.8 million.

Conversion of preferred stock

During the year ended March 31, 2008, 11 shares of the Company’s Series I preferred stock, with an aggregate fair value of $0.3 million (based on the closing price of the Company’s common stock at conversion date) were converted to 36,667 shares of common stock.

During the year ended March 31, 2007, 16 shares of the Company’s Series I preferred stock, with an aggregate fair value of $0.4 million (based on closing price of the Company’s common stock at conversion date) were converted to 53,637 shares of common stock.

Stock warrants

During the period from November 2000 through April 2006, the Company issued warrants to third parties for services and to facilitate certain debt and equity transactions. The following table summarizes information about stock warrants outstanding as of March 31, 2009:

				Estimated
	No. of Shares	Exercise		Fair Value at
Issuance Date	Able to Purchase	Price	Expiration Date	Issuance

April 2006	12,500	$4.80	April 2011	$92,988
April 2005	7,200	6.90	April 2011	25,056
December 2004	2,003,378	6.80-8.80	December 2011	8,782,933
April 2004	5,000	7.00	April 2009	32,450
June 2001	1,300	17.20	June 2011	22,490
January 2003	950	4.80	June 2011	3,971

	2,030,328			$8,959,888

During the years ended March 31, 2009 and March 31, 2008, 333,859 warrants with a value of $2.3 million expired, and 181,579 warrants with a value of $1.4 million expired. During the year ended March 31, 2007, 152,000 warrants with a value of $0.7 million expired.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sale of Treasury Shares

In December 2006, the Board of Directors approved the sale, to a third party, of 865,202 shares of the Company’s treasury stock at the then-current market price of $6.75 per share. Proceeds from the sale of this stock amounted to $5.8 million, net of commissions. As of March 31, 2009, the Company does not have any treasury stock.

14.	Loss Per Share

The following table presents the reconciliation of net loss to attributable to common stockholders to the numerator used for diluted loss per share:

	March 31,
	2009	2008	2007

Net loss attributable to common stockholders	$(11,375,772)	$(43,022,338)	$(15,628,316)
Adjustments:
Interest expense, including amortization of discount and debt issue costs	—	—	(28,701)
Change in fair value of derivatives	—	—	(112,827)

Numerator for diluted loss per share:	$(11,375,772)	$(43,022,338)	$(15,769,844)

The following table represents the reconciliation of weighted average shares outstanding to basic and diluted weighted average shares outstanding:

	March 31,
	2009	2008	2007

Basic:
Weighted average common shares outstanding — basic	59,438,217	58,134,269	44,151,259

Diluted:
Weighted average common shares outstanding	59,438,217	58,134,269	44,151,259
Series B Notes	—	—	115,782

Weighted average common shares outstanding — diluted	59,438,217	58,134,269	44,267,041

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods indicated:

	March 31,
	2009	2008	2007

9% Senior Convertible Notes	2,324,800	2,724,817	6,900,000
Common stock warrants	2,260,722	2,364,187	2,545,766
Common stock options	2,256,513	2,303,138	2,437,249
Early conversion incentive	—	191,603	1,540,772
Nonvested stock	1,554,000	798,222	532,800
Series I convertible preferred stock	1,067,367	1,058,507	1,084,477
6.625% Senior Convertible Notes	4,575,200	4,175,183	—
0.5% Senior Subordinated Convertible Notes	491,400	491,400	—
Series H redeemable preferred stock	—	—	12,324

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Share-Based Compensation

On August 9, 2005, the Company’s Board of Directors adopted the 2005 Executive Incentive Compensation Plan (the “Plan”), which was approved by the Company’s stockholders on September 23, 2005. This comprehensive plan superseded and replaced all of the Company’s pre-existing stock option plans. The Compensation Committee has the authority, under the Plan, to grant share-based incentive awards to executives, key employees, directors, and consultants. These awards include stock options, stock appreciation rights or SARS, nonvested stock (commonly referred to as restricted stock), deferred stock, other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property (collectively, the “Awards”). Awards granted generally vest over three years with one third vesting each year from the date of grant and generally expire ten years from the date of grant. On September 28, 2007, the Company’s stockholders approved a proposal to increase the number of shares available for issuance under the plan from 1,000,000 to 4,000,000. On October 10, 2008, the Company’s stockholders approved a proposal to increase the number of shares available for issuance under the plan from 4,000,000 to 5,500,000. There were 2,791,367 unissued shares available for grant under the Plan as of March 31, 2009.

Option Awards

A summary of the Company’s stock option activity as of March 31, 2009, and changes during the year ended March 31, 2009 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at April 1, 2008	2,303,138	$10.05
Granted	—	—
Exercised	(900)	3.46
Forfeited	(92,351)	9.63

Outstanding at March 31, 2009	2,209,887	10.06	4.59	$(16,286,525)

Exercisable at March 31, 2009	2,059,886	$10.36	4.36	$(15,793,854)

The weighted average grant date fair value of options granted during the year ended March 31, 2008 was $7.39. As of March 31, 2009, the future compensation expense related to unvested options that will be recognized is approximately $0.5 million. The cost is expected to be recognized over a weighted average period of 10 months. The Company recognized approximately $0.7 million of share-based compensation expense, associated with options, in the year ended March 31, 2009. The total intrinsic value of stock options exercised for the years ended March 31, 2009, 2008 and 2007 was less than $0.1 million, $0.3 million and $0.1 million, respectively. The intrinsic value is calculated as the difference between the market value of the Company’s common stock on the date of the

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercise and the exercise price of the shares under the exercised options. The following table summarizes information about stock options outstanding and exercisable in various price ranges at March 31, 2009:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Outstanding	Contractual Life	Exercise Price	Options	Exercise Price
Range of Exercise Prices	Options	(Years)	(Outstanding)	Exercisable	(Exercisable)

$2.50-5.00	271,350	5.25	$4.01	271,350	$4.01
$5.01-10.00	1,524,359	5.34	6.16	1,374,358	6.18
$10.01-20.00	95,121	1.75	15.54	95,121	15.54
$20.01-30.00	13,230	1.91	24.71	13,230	24.71
$30.01-50.00	305,827	1.29	32.53	305,827	32.53

	2,209,887	4.59	$10.06	2,059,886	$10.36

Fair Value Assumptions

The Company uses the Black-Scholes-Merton option-pricing model to determine the fair value of stock options granted under the Company’s stock option plans. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include:

•	the expected price volatility of the Company’s common stock over the term of the awards;

•	actual and projected employee stock option exercise behaviors, which is referred to as expected term;

•	risk-free interest rate; and

•	expected dividends

The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in SAB No. 107. Expected volatility is based on the combination of the historical volatility of the Company’s common stock and the Company’s peer group’s common stock over the period commensurate with the expected term of the award. The Company bases the risk-free interest rate that it uses in its option-pricing models on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on its equity awards. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in its option-pricing models. If factors change and the Company employs different assumptions for estimating share-based compensation expense in future periods or if it decides to use a different valuation model in the future, the future periods may differ significantly from what the Company has recorded in the current period and could materially affect its operating results, net income or loss and net income or loss per share.

The assumptions used to value stock options were as follows:

	2008	2007

Risk Free Rate	4.11%	4.54%
Volatility	102%	118%
Expected Term	6 years	6 years
Expected Dividends	0%	0%
Expected Dividends	0%	0%

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nonvested Awards

In accordance with SFAS No. 123(R), the Company records the intrinsic value of the nonvested stock as additional paid-in capital. Share-based compensation expense is recognized ratably over the applicable vesting period. As of March 31, 2009, the future compensation expense related to nonvested stock that will be recognized is approximately $6.3 million. The cost is expected to be recognized over a weighted average period of 1.9 years. The Company recognized approximately $4.3 million of share-based compensation expense, associated with nonvested stock, for the year ended March 31, 2009. A summary of the Company’s nonvested stock, as of March 31, 2009 and changes during the year ended March 31, 2009 is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value

Outstanding at April 1, 2008	799,745	$6.52
Granted	1,173,400	5.90
Vested	(335,462)	6.53
Forfeited	(148,053)	6.10

Outstanding at March 31, 2009	1,489,630	$6.07

16.	Commitments and Contingencies

Leasing activities

The Company leases space for its operations, office equipment and furniture under operating leases. Certain of these operating leases contain renewal options and/or purchase options. The same lease term is used for classification purposes, amortization of leasehold improvements (unless the useful life is shorter), and the estimation of future lease commitments. Equipment is also leased under capital leases, which are included in improvements, furniture and equipment.

As of March 31, 2009, future minimum lease/rental payments under non-cancelable operating and capital leases having a remaining term in excess of one year are as follows:

	As Lessee		As Lessor
	Capital	Operating	Sales-Type	Operating
	Leases	Leases	Leases	Leases

2010	$4,399,881	$11,277,290	$823,385	$3,241,162
2011	3,655,826	10,427,835	491,312	2,740,771
2012	2,021,028	10,396,392	56,932	2,622,633
2013	450,382	8,496,621	—	2,105,915
2014	10,503	8,785,944	—	2,168,690
Thereafter	—	44,719,018	—	7,530,861

Total minimum lease payments	$10,537,620	$94,103,100	$1,371,629	$20,410,032

Amount representing interest and maintenance	(2,704,529)		(471,549)

Net minimum lease payments	$7,833,091		$900,080

Operating lease expense, in the aggregate, amounted to approximately $11.0 million, $9.7 million, and $5.3 million, for the years ended March 31, 2009, 2008 and 2007, respectively. Total future sublease rentals of $1.1 million are included within the future minimum rental payments for operating leases as lessee.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation

From time to time, the Company is involved in various litigations relating to claims arising in the normal course of business. These claims are generally covered by insurance. The Company is not currently subject to any litigation which singularly or in the aggregate could reasonably be expected to have a material adverse effect on the Company’s financial position or results of operations.

17.	Related Party Transactions

Due to the nature of the following relationships, the terms of the respective agreements may not be the same as those that would result from transactions among wholly unrelated parties.

Following is a summary of transactions for the years ended March 31, 2009, 2008 and 2007 and balances with related parties included in the accompanying balance sheet as of March 31, 2009 and 2008.

	For the Year Ended March 31,
	2009	2008	2007

Services purchased from related party	$—	$—	$497,948
Services provided to Fusion	75,673	71,335	87,321
Interest income from shareholder	11,022	18,685	25,800
Services from directors	521,010	536,476	712,503

	March 31,	March 31,
	2009	2008

Other assets	$348,113	$387,658
Note receivable — related party	—	52,981

The Company has entered into consulting agreements with two members of its Board of Directors and into an employment agreement with another board member. One consulting agreement provides for annual compensation of $240,000, payable monthly and in October 2006, the Company’s Board of Directors approved a one-time issuance to this director of 50,000 shares of nonvested stock vesting over a period of one year. The remaining consulting agreement and employment agreement provide for annual compensation aggregating $160,000. In June 2006, the Company agreed to issue 15,000 shares of nonvested stock to the director, with the employment agreement, pursuant to a prior agreement in connection with the director bringing additional business to the Company.

The Company’s Chairman and Chief Executive Officer has a minority interest in Fusion Telecommunications International, Inc. (“Fusion”) and was formerly a member of its board of directors. In addition, the Chairman and Chief Executive Officer of Fusion is a member of the Company’s board of directors. During the years ended March 31, 2009 and March 31, 2008, the Company did not purchase any services from Fusion. During the years ended March 31, 2007, the Company purchased $0.5 million in services from Fusion.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Revenues

	For the Year Ended March 31,
	2009	2008	2007

Revenues consist of:
Colocation	$85,372,272	$61,228,544	$41,865,161
Managed and professional services	139,538,733	110,933,378	43,793,652
Exchange point services	15,948,845	12,691,169	9,031,100
Equipment resales	9,610,117	2,560,708	6,258,268

Total revenues	$250,469,967	$187,413,799	$100,948,181

Total arrangement consideration for managed web hosting solutions may include the procurement of equipment. Amounts allocated to equipment sold under these arrangements and included in managed and professional services were $5.4 million, $7.1 million and $1.9 million for the years ended March 31, 2009, 2008 and 2007, respectively.

19.	Income Taxes

The Company recorded a tax benefit of $0.1 million and tax expense of $0.8 million for the years ended March 31, 2009 and March 31, 2008, respectively. Income taxes payable, net, for the years ended March 31, 2009 and March 31, 2008, respectively, of $0.4 million and $0.7 million are included in accounts payable and other current liabilities in the accompanying balance sheet.

Net (loss) income before income taxes is attributable to the following geographic locations:

	For the Year Ended March 31,
	2009	2008	2007

United States	$(10,505,302)	$(42,674,575)	$(14,219,056)
International	(142,030)	1,259,685	(516,129)

	$(10,647,332)	$(41,414,890)	$(14,735,185)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) consist of the following:

	March 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$93,835,234	$93,421,764
Interest rate swap and embedded derivatives	2,353,542	900,095
Allowances and other	7,031,020	4,005,538

Total deferred tax assets	103,219,796	98,327,397

Valuation allowance	(92,387,653)	(91,825,838)

Deferred tax liabilities:
Intangibles with indefinite lives	(1,542,830)	(1,558,000)
Convertible debt	—	(1,604,874)
Depreciation and amortization	(9,969,918)	(5,119,844)

Total deferred tax liability	(11,512,748)	(8,282,718)

Net deferred tax liability	$(680,605)	$(1,781,159)

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s deferred tax assets. A 100% valuation allowance has been provided on the net deferred tax assets of the U.S. companies and operations in Madrid and United Kingdom. The net deferred tax liability is a combination of a liability related to intangibles with indefinite lives and the net deferred tax assets of the profitable foreign operating units. To support the Company’s conclusion that a 100% valuation allowance was required, the Company primarily considered such factors as the Company’s history of operating losses, the nature of the Company’s deferred tax assets and the absence of taxable income in prior carryback years. Although the Company’s operating plans assume taxable and operating income in future periods, the Company’s evaluation of all the available evidence in assessing the realizability of the deferred tax assets indicates that it is more likely than not that such plans are insufficient to overcome the available negative evidence.

The net non-current deferred tax asset as of March 31, 2009 of $0.9 million is included in other assets in the accompanying consolidated balance sheets. The net non-current deferred tax liabilities as of March 31, 2009 and 2008, respectively, of $1.5 million and $1.8 million are included in deferred rent and other liabilities in the accompanying consolidated balance sheet.

The valuation allowance increased by $0.6 million and $10.0 million for the years ended March 31, 2009 and 2008, respectively. The net change of the valuation allowance for the year ended March 31, 2009 was primarily due to a net increase to the Company’s deferred tax assets partially offset by the release of the valuation allowances for certain profitable foreign jurisdictions.

As of March 31, 2009, the Company has not recorded income taxes on the unremitted earnings of its foreign subsidiaries. As of March 31, 2009, these earnings are intended to be permanently re-invested in foreign operations.

The Company has U.S. federal net operating loss carryforwards of $239.0 million, expiring currently through tax year 2029, and foreign net operating loss carryforwards of approximately $7.9 million expiring through tax years 2017 to 2024 and approximately $4.7 million that may be carried forward indefinitely.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation between the statutory income tax rate and the effective income tax rate on pre-tax loss is as follows:

	For the Year Ended March 31,
	2009	2008	2007

Statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal income tax benefit	(1.3)	(2.9)	(4.0)
Foreign income tax	(1.1)	0.1	(0.9)
Permanent differences	8.3	(0.9)	0.5
Valuation allowance	27.1	39.9	39.9

Effective tax rate	(1.0)%	2.2%	1.5%

The Company has not been audited by the Internal Revenue Service or other applicable tax authorities for the following open tax periods: the quarter ended March 31, 2005, and the years ended March 31, 2006, 2007, 2008 and 2009. Net operating loss carryovers incurred in years prior to 2005 are subject to audit in the event they are utilized in subsequent years.

The Company has determined that it has no uncertain tax positions pursuant to FIN 48.

20.	Information About the Geographic Segments

The Company’s geographic statements of operations disclosures are as follows (in thousands):

	March 31,
	2009	2008	2007

Revenues:
United States	$218,935	$163,278	$85,167
International	31,535	24,136	15,781

	$250,470	$187,414	$100,948

Cost of revenues:
United States	$117,236	$86,416	$47,175
International	19,198	14,470	9,727

	$136,434	$100,886	$56,902

Income from operations:
United States	$21,117	$13,676	$4,831
International	1,351	1,013	(850)

	$22,468	$14,689	$3,981

The Company’s long-lived assets, including property and equipment, net and identifiable and intangible assets, are located in the following geographic areas (in thousands):

	March 31,
	2009	2008

United States	$390,790	$327,048
International	9,343	5,963

	$400,133	$333,011

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Supplemental Cash Flow Information

	For the Year Ended March 31,
	2009	2008	2007

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amount capitalized	$18,042,220	$21,385,504	$16,407,077

Cash paid for income taxes	255,745	216,981	—

Non-cash operating, investing and financing activities:
Warrants issued	—	—	92,988

Assets acquired under capital leases	4,521,154	1,528,340	1,897,465

Stock tendered in payment of services	—	—	1,038,579

Establishment of Series B derivative asset	—	—	342,534

Net assets acquired in exchange for common stock	—	16,745,934	—

Expiration of warrants	2,256,750	1,380,000	748,010

Conversion of preferred stock to equity	—	—	2,279

Changes in accrued property and equipment	1,977,901	18,258,644	2,445,152

22.	Subsequent Events

On May 29, 2009, the Company, in a private transaction, sold to VMware Bermuda Limited, a wholly-owned subsidiary of VMware, Inc., 4 million shares of the Company’s common stock at a purchase price per share of $5.00, for a total purchase price equal to $20.0 million.