Form 10-K/A
period 2009-03-31
TERREMARK WORLDWIDE INC.
filed 2009-07-29
CIK 912890

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

2 South Biscayne Blvd. Suite 2800 Miami, Florida 33131
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 28, 2009 was 65,363,215.

PART I
ITEM 1.	BUSINESS	3
ITEM 1A.	RISK FACTORS	14

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	24
ITEM 11.	EXECUTIVE COMPENSATION	28
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	42
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	45
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	47

PART IV
SIGNATURES		49
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO
EX-31.1
EX-31.2
EX-32.1
EX-32.2

EXPLANATORY NOTE

Terremark Worldwide, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (the “Original 10-K”), which was filed on June 9, 2009. This Amendment No. 1 on Form 10-K/A is being filed to amend the Original 10-K as follows: (i) amend and restate in their entirety Item 1 — Business and Item 1A — Risk Factors to correct a scrivener’s error; and (ii) amend and restate in their entirety Part III and Part IV.

Except as specifically set forth in this Amendment No. 1 on Form 10-K/A, the financial results and other information reported in the Original 10-K remain unchanged; furthermore, nothing contained in this Amendment No. 1 reflects events occurring after the date on which we filed the Original 10-K. As used in this Amendment No. 1 on Form 10-K/A, the terms “Company,” “Terremark,” “we,” “us” and “our” refer to Terremark Worldwide, Inc. and its subsidiaries.

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

Sensitive Compartmented Information Facility (“SCIF”) Services — A service used by the federal sector that includes the buildout and management of a colocation facility including extraordinary security safeguards meeting Director of Central Intelligence Directive (“DCID”) 6/9 Physical Security Standards for SCIF facilities. Facilities meeting DCID 6/9 standards may be utilized for mission-critical federal infrastructure, including colocation, network services, managed hosting and security services delivered by our wholly owned federal subsidiary, Terremark Federal Group, Inc. As of the date of this report, we are unaware of any other company that has been awarded a GSA Schedule contract offering colocation space that satisfies the federal government’s requirements to be accredited as a SCIF.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors and their ages as of March 31, 2009, are as follows:

Name	Age	Principal Position

Manuel D. Medina	56	Chairman of the Board, President and Chief Executive Officer
Joseph R. Wright, Jr.	70	Vice Chairman of the Board
Guillermo Amore	70	Director
Timothy Elwes	73	Director
Antonio S. Fernandez	69	Director
Arthur L. Money	69	Director
Marvin S. Rosen	68	Director
Miguel J. Rosenfeld	59	Director
Rodolfo A. Ruiz	60	Director
Jamie Dos Santos	47	Chief Executive Officer Terremark Federal Group
Jose A. Segrera	38	Chief Financial Officer
Marvin Wheeler	55	Chief Operations Officer
Adam T. Smith	37	Chief Legal Officer

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

Joseph R. Wright, Jr., 70, has served as our Vice Chairman of the Board since April 2000. On January 1, 2009, he became Chief Executive Officer of Scientific Games, of which he has been a member of the board since 2004 and on which he serves as Vice Chairman. Prior to his tenure as Chief Executive Officer of Scientific Games, Mr. Wright served as Chairman of Intelsat, the world’s leading provider of satellite/fiber services with a global fleet of 53 satellites servicing over 200 countries from July 2006 to April 2008 and, prior to this position, from August 2001 to July 2006, served as Chief Executive Officer of PanAmSat, a publicly-listed satellite-based services business, which was acquired by Intelsat in 2006. Before PanAmSat, he was Chairman of GRC International Inc., a public company providing advanced information technology, Internet and software technologies to government and commercial customers, which was sold to AT&T, was Co-Chairman of Baker & Taylor Holdings, Inc., an international book/video/software distribution and e-commerce company, owned by The Carlyle Group and was Executive Vice President, Vice Chairman, and Director of W. R. Grace & Company, Chairman of Grace Energy Company and President of Grace Environmental Company. Mr. Wright also serves on the Board of Directors/Advisors of Federal Signal, the Defense Business Board, the Defense Science Board task force on interoperability, Performance Measurement Advisory Council of the Office of Management and Budget (The White House), the Network Reliability and Interoperability Council of the Federal Communications Commission, the Media Security and Reliability Council of the Federal Communications Commission, the Council on Foreign Relations, the Committee for the Responsible Federal Budget and the New York Economic Club.

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

Timothy Elwes, 73, has served as a member of our Board of Directors since April 2000. Mr. Elwes also served as a member of the Board of Directors of Timothy Elwes & Partners Ltd., a financial services company, between May 1978 and October 1994, the business of which was merged into Fidux Trust Co. Ltd. in December 1995. Since December 2000 he has served as an independent financial services consultant.

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

Marvin S. Rosen, 68, has served as a member of our Board of Directors since April 2000. Mr. Rosen is a co-founder and Chairman of the Board of Directors of Fusion Telecommunications International and served as its Vice Chairman from December 1998 to April 2000 and has served as its Chief Executive Officer since April 2000. Since 2004, Mr. Rosen has been a Managing Partner at Diamond Edge Capital Partners, L.L.C. From September 1995 through January 1997, Mr. Rosen served as the Finance Chairman of the Democratic National Committee. Mr. Rosen has served on the Board of Directors of the Robert F. Kennedy Memorial since 1995 and Fusion Telecommunications International, Inc., since 1997, where he has also been Vice-Chairman since December 1998. Mr. Rosen received his Bachelor of Science degree in Commerce from the University of Virginia, his LL.B. from Dickinson School of Law and his LL.M. in Corporations from New York University Law School.

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

Jamie Dos Santos, 47, has served as our CEO of Terremark Federal Group since July 2005. Ms. Dos Santos is responsible for the planning, development and execution of our federal government sales, marketing and operations strategy. Ms. Dos Santos manages all aspects of our federal government relationships, including with the Department of Defense, Civilian Agencies and the federal systems integrators. From March 2003 to July 2005, Ms. Dos Santos served as our Chief Marketing Officer, in which capacity she was responsible for the development of strategic marketing initiatives and commercial sales strategies that contributed to the company’s sustained growth. From April 2001 to March 2003, Ms. Dos Santos served as our Senior Vice President Global Sales. Prior to joining Terremark, Ms. Dos Santos enjoyed a career of 25 years with several global companies including BellSouth, Bellcore and SAIC. Ms. Dos Santos sits on the AFCEA Intelligence Committee and serves on the AFCEA Board of Directors as a Class Director, Class of 2011. She also sits on the Information Technology Sector Coordinating Council for the US protection of Critical Information Infrastructure. She is a top 100 executive with the Executive Leadership Council and Vice President of the South Florida AFCEA chapter. Ms. Dos Santos’ educational background includes eight years in the Bellcore Training Center, the University of Florida and Harvard Business School for Continuing Education.

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

Marvin Wheeler, 55, has served as our Chief Operations Officer since November 2003. Previously, he served as our Senior Vice President, Worldwide Operations since March 2003. From March 2001 to March 2003, Mr. Wheeler served as Senior Vice President of Operations and General Manager of the NAP of the Americas. From June 1978 to March 2000, Mr. Wheeler managed the Data Center and WAN/LAN Operations for BellSouth, Mr. Wheeler graduated from the University of Florida, where he earned a degree in Business Administration with a concentration in marketing.

Adam T. Smith, 37, has served as our Chief Legal Officer since November 2006. From May 2005 to November 2006, Mr. Smith served as our SVP Deputy General Counsel and from February 2004 to April 2005 as our VP Assistant General Counsel. From April 2000 to January 2004, Mr. Smith led the Electronic Commerce & Technology law practice for a Miami based international law firm, as well as focused on domestic and international corporate transactions, venture capital, and corporate securities. Prior to April 2000, Mr. Smith worked in Washington, D.C., where he was responsible for the review of the legal issues surrounding the Internet aspects of the proposed Sprint/Worldcom merger, and gained federal government experience as an honors intern in the Office of the Secretary of Defense, as well as the Department of State (U.S. Embassy/Santiago, Chile), Office of the Deputy Attorney General, and U.S. House of Representatives International Relations Committee. Mr. Smith received his Juris Doctor from the University of Miami School of Law and his Bachelor of Arts from Tufts University. Mr. Smith is a member of the bar of the State of Florida and the United States District Court for the Southern District of Florida.

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

Code of Business Conduct and Ethics

We maintain a Code of Business Conduct and Ethics that is applicable to all employees and directors. Additionally, we maintain a Code of Ethics that is applicable to our Chief Executive Officer and Senior Financial Officers. These codes require continued observance of high ethical standards, including, but not limited to, honesty, integrity and compliance with the law. The Code of Ethics for our Chief Executive Officer and Senior Financial Officers is publicly available on our website at www.terremark.com under “Investor Relations”. Additionally, amendments to or waivers from our Code of Ethics are also available on our website at the foregoing address. Violations under either code of conduct must be reported to the Audit Committee. Each of the foregoing codes of ethics and conduct may be obtained in printed form and without charge by writing to the Vice President of Investor Relations at Terremark Worldwide, Inc., 2 South Biscayne Blvd., Suite 2800, Miami, Florida 33131. The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this report.

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

To management’s knowledge, based solely upon management’s review of the copies of those reports furnished to us by the Reporting Persons and representations by such persons that no other reports were required, during the fiscal year ended March 31, 2009, the Reporting Persons satisfied all of their respective Section 16(a) filing requirements.

Communications Between Stockholders and the Board

Stockholders or other interested parties wishing to communicate with our board of directors should submit any communications in writing to the Board of Directors at Terremark Worldwide, Inc., 2 South Biscayne Blvd., Suite 2800, Miami, Florida 33131. If a stockholder would like the letter to be forwarded directly to the Chairman of the Board or to one of the Chairmen of the board’s three standing committees (Audit, Nominating and Corporate Governance or Compensation), he or she should so indicate. If no specific direction is indicated, the Secretary will review the letter and forward it to the appropriate member of our board of directors.

Stockholder Recommendation of Nominees to Our Board of Directors.

Any of our stockholders wishing to recommend one or more nominees for election to the board of directors may send such recommendation to Mr. Joseph R. Wright, Jr., Chairman of the Nominating and Corporate Governance Committee, at our address set forth above. For our fiscal year ended March 31, 2009, there have been no material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

Audit Committee

Our board of directors has a standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. Our Audit Committee consists of Antonio S. Fernandez, Miguel J. Rosenfeld and Rodolfo A. Ruiz.

The board of directors has determined that each of Messrs. Fernandez and Ruiz is an “audit committee financial expert” within the meaning of Item 407(d)(5)(ii) of Regulation S-K. All members of our Audit Committee are, and will continue to be, “independent” under the listing standards of the NASDAQ Global Market.

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

Our Human Resources, Finance and Legal Department employees handle the general day-to-day design and administration of savings, health, welfare and paid time-off plans and policies applicable to salaried U.S.-based employees. The Committee (or Board) is responsible for certain fundamental changes outside the day-to-day requirements necessary to maintain these plans and policies with regard to our Named Executive Officers.

Compensation Program Objectives and Rewards

Our compensation philosophy is based on the premise of attracting, retaining and motivating exceptional leaders, setting high goals, working toward the common objectives of meeting the expectations of customers and stockholders, and rewarding outstanding performance. Following this philosophy, in determining executive compensation, we consider all relevant factors, such as the competition for talent, our desire to link pay with performance, the use of equity to align executive interests with those of our stockholders, individual contributions, teamwork and performance, each executive’s total compensation package, and internal pay equity. We strive to accomplish these objectives by compensating all executives with total compensation packages consisting of a combination of competitive base salary, incentive compensation and equity. When referring to our executive compensation program, we are referring to the compensation program for our Named Executive Officers.

The primary purpose of the compensation and benefits described below is to attract, retain and motivate highly talented individuals who will engage in the behaviors necessary to enable us to succeed in our mission while upholding our values in a highly competitive marketplace. Different elements are designed to engender different behaviors, and the actual incentive amounts awarded to each Named Executive Officer are subject to the annual review of the Committee. The following is a brief description of the key elements of our executive compensation structure.

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

Benchmarking

When making compensation decisions, the Committee compares each element of compensation paid to our Named Executive Officers against a report showing comparable compensation metrics from a group that includes both publicly-traded and privately-held companies. The Committee believes that while such peer group benchmarks are a point of reference for measurement, they are not necessarily a determining factor in setting executive compensation as each executive officer’s compensation relative to the benchmark varies based on scope of responsibility and time in the position. In determining base salary and incentive compensation, the Committee generally uses a level equal to the second quartile as compared to the peer group.

Our peer group is composed of the following companies, which we refer to as the “Peer Companies”:

Digital River, Inc. Equinix, Inc. Internap Network Services Corporation NaviSite, Inc. Online Resources Corporation	SonicWALL, Inc. Syntel, Inc. Switch & Data Facilities Company, Inc. Tier Technologies, Inc.

The Elements of Terremark’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The Committee reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. All of our Named Executive Officers have employment agreements with us that set their initial base salaries, and these agreements generally renew on an annual basis. Additional factors reviewed by the Committee in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended March 31, 2009, all executive officer base salary decisions were approved by the Committee.

The Committee determines base salaries for the Named Executive Officers at the beginning of each fiscal year, and the Committee proposes new base salary amounts, if appropriate, based on its:

•	evaluation of individual performance and expected future contributions;

•	review of survey data to ensure competitive compensation against the external market generally defined as the Peer Companies, where generally base salaries were in the second quartile as compared to the Peer Companies; and

•	comparison of the base salaries of the executive officers who report directly to the Chief Executive Officer to ensure internal equity.

Base salary is the only element of compensation that is used in determining the amount of contributions permitted under our 401(k) Plan.

Incentive Compensation Awards

Amounts shown as Non-Equity Incentive Plan Compensation in the Summary Compensation Table are driven by the following performance goals:

•	Revenues; and

•	Earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA, as adjusted”)

We believe that evaluating our ongoing operating results may be difficult if limited to reviewing only financial measures under generally accepted accounting principles (“GAAP”). Accordingly, we use non-GAAP financial measures, such as EBITDA, as adjusted. By using these non-GAAP financial measures, we exclude certain items that we believe are not indicative of our current or future operating performance. These items are depreciation, amortization, integration expenses, litigation settlement and share-based payments, including share-settled liabilities.

During fiscal year 2009, the Committee approved certain performance goals and target bonus amounts for our Named Executive Officers, excluding Jamie Dos Santos, whose incentive compensation of $329,055 for the year ended March 31, 2009 was based on certain commission arrangements she has with us. We pay incentive compensation awards in cash, stock or a combination thereof at the sole discretion of the Committee. Under the terms of this incentive compensation program, each Named Executive Officer has been assigned the same annual performance target. We have determined each Named Executive Officer’s annual bonus based upon our performance as compared to the benchmark goals (the “Performance Targets”) that were approved by the Committee, and bonus amounts are prorated to the extent our performance falls between the Performance Target levels indicated in the below chart. For the year ended March 31, 2009, the Performance Targets were as follows:

	Actual Results vs Applicable Performance Target*
		0%
Performance Measure	Weighted	(No Bonus)		50% to 100%	100%

Revenues	25%	Less than $	250.0	$250.0	$255.0
EBITDA, as adjusted	75%	Less than $	56.0	$56.0	$58.0

*	Amounts in millions.

The following table presents information regarding the target bonus and the actual bonus paid to each of our Named Executive Officers for the year ended March 31, 2009:

				Target Goals Based
				on Actual Results (%)		Target Adjusted
	Annual Base	Target	Target		EBITDA	for Actual
Named Executive Officer	Salary($)	(%)	($)	Revenues	as Adjusted	Results ($)

Manuel D. Medina	425,000	100%	425,000	14.0%	75.0%	378,250
Jose A. Segrera	275,000	40%	110,000	5.6%	30.0%	97,900
Jamie Dos Santos	250,000	—	—	—	—	—
Marvin Wheeler	275,000	40%	110,000	5.6%	30.0%	97,900
Adam T. Smith	250,000	40%	100,000	5.6%	30.0%	89,000

As shown on the schedule above, the Committee determined that we achieved between 50% and 100% of our Performance Target for revenues and over 100% of our Performance Target for EBITDA, as adjusted. On May 22, 2009, the Committee determined that the earned incentive compensation awards would be paid in shares of our common stock, calculated using the closing price of our common stock on such date, which was $4.47 per share. The Committee believes that the incentive awards paid to the Named Executive Officers for the year ended March 31, 2009, in aggregate, are consistent with their level of accomplishment and appropriately reflected our performance.

Equity Incentive Awards

We believe that the grant of significant annual equity awards further links the interests of senior management and our stockholders. Therefore, we believe that the grant of stock options and the awarding of nonvested stock are important components of annual compensation. Our executive officers, including each of the Named Executive Officers, are eligible to receive awards under the Terremark Worldwide, Inc. 2005 Executive Incentive Compensation Plan (the “Plan”). The Committee considers several factors in determining whether awards are granted to an executive officer under the Plan. In addition to the factors referenced above regarding an executive officer’s overall compensation, factors include the executive’s position, his or her performance and responsibilities, the amount of options or other awards, if any, currently held by the officer, and their vesting schedule.

Stock options provide the potential for financial gain if our common stock appreciates between the date the option is granted and the date on which the option is exercised. The Committee sets the per share exercise price of stock option grants at the fair market value of a share of our common stock on the grant date. We believe that our long-term performance determines the value of stock options because realizing a financial gain on the exercise of a stock option award depends entirely on whether our stock price appreciates over time. Therefore, we believe option grants encourage executives and other employees to focus on behaviors and initiatives that should lead to an increase in the price of our common stock, which benefits all of our stockholders. Stock options grants generally become exercisable in equal installments on the first, second and third anniversaries of the grant date and expire ten years from the grant date.

For the Named Executive Officers, we award nonvested, or restricted, stock, which vests over time. Unlike a stock option, restricted stock need not increase in value over time in order for the recipient to obtain a financial benefit, but such awards may decrease in value if our stock price declines. Additionally, because restricted stock awards are subject to vesting requirements, the award recipient must remain employed with us for the entirety of the vesting period, generally one to three years, in order to realize the full value of the shares. Because restricted stock generally has a greater value on the date of grant than does the same number of stock options, we generally issue fewer shares of restricted stock as compared to an option grant, which reduces potential dilution for our stockholders.

No Backdating or Spring Loading:  Our policy prohibits backdating options or granting options retroactively. In addition, we do not plan to coordinate grants of options so that they are made before our announcement of favorable information or after our announcement of unfavorable information. Our options are granted at fair market value on a fixed date or event (such as an employee’s hire date) with all required approvals obtained on or prior to the grant date. All grants to executive officers require the approval of the Committee. Our general practice is to grant restricted stock on the annual grant award date and on an employee’s hire date, although there are occasions when grants have been made on other dates.

Stock Ownership Guidelines

We grant share-based incentives in order to align the interests of our employees with those of our stockholders. Stock option awards and unvested restricted stock grants are not transferable during the executive’s life, except for certain gifts to family members (or trusts, partnerships, etc. that benefit family members).

Benefits

The Named Executive Officers participate in a variety of retirement, health and welfare and vacation benefits designed to enable us to attract and retain our Named Executive Officers in a competitive marketplace. Health and welfare and vacation benefits help ensure that we have a productive, healthy and focused workforce. Savings plans help employees, especially long-service employees, save and prepare financially for retirement.

Our qualified 401(k) Plan allows all full-time employees to contribute up to 15 percent of their base salary, up to the limits imposed by the Internal Revenue Code. Our 401(k) plan provides for discretionary matching of employee contributions. For the first seven months of the year ended March 31, 2009, we provided a 50 percent match on the first 6 percent of employee contributions, which vests over two years. Participants choose to invest their account balances from an array of investment options as selected by plan fiduciaries from time to time, plus an employer stock fund. The 401(k) Plan is designed to provide for distributions in a lump sum after termination of service. However, loans — and in-service distributions under certain circumstances such as a hardship, attainment of age 59 1/2 or a disability — are permitted.

Perquisites

Perquisites that we provide to our Named Executive Officers have a business purpose or are otherwise provided for our convenience. We do not provide perquisites to our Named Executive Officers that impart only direct or indirect personal benefits, unless such perquisities are generally available on a non-discriminatory basis to all of our employees. An item is not a perquisite if it is integrally and directly related to the performance of the Named Executive Officer’s duties.

Separation and Change in Control Arrangements

The Named Executive Officers, in accordance with the terms of their respective employment agreements, are eligible for the benefits and payments if their employment terminates in a separation or if there is a change in control, as described under Potential Payments on Termination or Change in Control beginning on page 37. We generally define separation as a termination of employment either by the employee for good reason or by us without cause or, in the case Manuel D. Medina, our Chief Executive Officer, within the context of a change in control, termination of employment by us without cause or by Mr. Medina for any reason. The different treatment in Mr. Medina’s case is a result of his unique status as the founder and sole Chief Executive, President and Chairman in our history and the likelihood that Mr. Medina would not receive a comparable role in any company resulting from a change in control transaction.

Separation Benefits.

Individual employment agreements provide severance payments and other benefits in an amount we believe is appropriate, taking into account the time it is expected to take a separated employee to find another job. The payments and other benefits are provided because we consider a separation to be a Company-initiated termination of employment that under different circumstances would not have occurred and which is beyond the control of a separated employee. Separation benefits are intended to ease the consequences to an employee of an unexpected termination of employment. We benefit by requiring a general release from separated employees. In addition, we generally include non-compete and non-solicitation provisions in individual separation agreements.

We consider it likely that it will take more time for higher-level employees to find new employment, and therefore executive officers generally are paid severance for a longer period. Additional payments may be permitted in some circumstances as a result of negotiations with executive officers, especially where we desire particular nondisparagement, cooperation with litigation, noncompetition and nonsolicitation terms which have the potential to significantly hinder the executive’s ability to procure alternative employment. See Individual Agreements under the Potential Payments on Termination or Change in Control beginning on page 37 for additional information.

Change in Control.  Individual employment agreements generally provide for compensation and benefits if there is a change in control. These agreements recognize the importance to us and our stockholders of avoiding the distraction and loss of key management personnel that may occur in connection with rumored or actual fundamental corporate changes. A properly designed change in control agreement protects stockholder interests by enhancing employee focus during rumored or actual change in control activity through:

•	incentives to remain with us despite uncertainties while a transaction is under consideration or pending;

•	assurance of severance and benefits for terminated employees; and

•	access to equity components of total compensation after a change in control.

Stock option awards and nonvested restricted stock generally vest upon a change in control. The remainder of benefits generally become payable upon a change in control followed by the termination of an executive’s employment. We were guided by three principles when we adopted the so-called “single” trigger treatment for equity vehicles, which provides for vesting upon a change of control regardless of whether a particular employee loses his or her job:

•	Be consistent with current market practice among peers.

•	Keep employees relatively whole for a reasonable period but avoid creating a “windfall.”

•	Single trigger vesting ensures that ongoing employees are treated the same as terminated employees with respect to outstanding equity grants.

•	Single trigger vesting provides employees with the same opportunities as stockholders, who are free to sell their equity at the time of the change in control event and thereby realize the value created at the time of the deal.

•	The Company that made the original equity grant will no longer exist following a change in control, or may continue to exist under new management and/or stockholder control, and employees should not be required to have the fate of their outstanding equity tied to the future success of an entirely different company or the same company under the control of new persons.

•	Single trigger vesting on performance-contingent equity, in particular, is appropriate given the difficulty of replicating the underlying performance goals.

•	Support the compelling business need to retain key employees during uncertain times.

•	A single trigger on equity vesting can be a powerful retention device during change in control discussions, especially for more senior executive officers where equity represents a significant portion of their total pay package.

•	A double trigger on equity provides no certainty of what will happen when the transaction closes.

Compensation Committee Interlocks and Insider Participation

For the year ended March 31, 2009, our Compensation Committee was composed of Messrs. Rosenfeld, Fernandez and Ruiz. No member of our Compensation Committee was an officer, employee or former officer of ours or any of our subsidiaries or had any relationship that would be considered a compensation committee interlock and would require disclosure in this Amendment No. 1 on Form 10-K/A.

Compensation Committee Report

The Committee, composed of independent directors, reviewed and discussed the above Compensation Discussion and Analysis (“CD&A”) with our management. Based on the review and discussion, the Compensation Committee recommended to our Board of Directors that the CD&A be included in this Amendment No. 1 on Form 10-K/A.

Miguel J. Rosenfeld
(Chairperson)
Antonio S. Fernandez          Rodolfo A. Ruiz

The following table summarizes the compensation of the Named Executive Officers for the fiscal year ended March 31, 2009. The Named Executive Officers are our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers ranked by their total compensation in the table below.

Summary Compensation Table
for Fiscal Year Ended March 31,
2009

							Change in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)(1)	($)	($)(2)	($)(3)	($)(4)	($)	($)(5)	($)

Manuel D. Medina	2009	425,000	—	382,699	242,539	378,250	—	13,675	1,442,163
Chairman and Chief Executive Officer
Jose A. Segrera	2009	269,615	—	175,010	121,270	97,900	—	19,333	683,128
Executive Vice President and Chief Financial Officer
Jamie Dos Santos	2009	579,055	—	17,081	—	—	—	21,885	618,021
President, Terremark Federal Group
Marvin Wheeler	2009	269,615	—	155,030	121,270	97,900	—	24,504	668,319
Chief Operations Officer
Adam T. Smith	2009	246,154	—	103,972	80,846	89,000	—	23,035	543,007
Chief Legal Officer

(1)	Amount for Ms. Dos Santos includes sales commissions of $329,055.

(2)	Represents the compensation costs of nonvested stock for financial reporting purposes in accordance with FAS 123(R), rather than an amount paid to or realized by the Named Executive Officer. See Note 15. “Share-Based Compensation” to our consolidated financial statements set forth in our Form 10-K for the year ended March 31, 2009 for the assumptions made in determining FAS 123(R) values. The FAS 123(R) value as of the grant date for nonvested stock is recognized ratably over the applicable vesting period. There can be no assurance that the FAS 123(R) amounts will ever be realized.

(3)	Represents the compensation costs of stock options for financial reporting purposes for the year under FAS 123(R), rather than an amount paid to or realized by the Named Executive Officer. See Note 15. “Share-Based Compensation” to our consolidated financial statements set forth in our Form 10-K for the year ended March 31, 2009 for the assumptions made in determining FAS 123(R) values. The FAS 123(R) value as of the grant date for options is recognized ratably over the applicable vesting period. There can be no assurance that the FAS 123(R) amounts will ever be realized.

(4)	These amounts relate to the compensation cost of the incentive compensation awards earned but not paid during the year ended March 31, 2009. The awards are payable in cash or nonvested stock at the discretion of the Committee. On May 22, 2009, the Committee determined that the earned incentive compensation awards will be paid in shares of our common stock.

(5)	See All Other Compensation chart below for amounts, which include insurance and our match on employee contributions to our 401(k) plan.

All Other Compensation for the Fiscal Year Ended March 31, 2009

		401(K) Plan
		Company
Named Executive Officer	Insurance(1)($)	Match ($)	Total($)

Manuel D. Medina	8,752	4,923	13,675
Jose A. Segrera	19,333	—	19,333
Jamie Dos Santos	19,968	1,917	21,885
Marvin Wheeler	21,227	3,277	24,504
Adam T. Smith	19,016	4,019	23,035

(1)	Insurance amounts include payments for medical, dental, vision, life and long-term disability.

The following table provides information on the grants of plan-based awards for the fiscal year ended March, 31 2009 to each of our Named Executive Officers. There can be no assurance that the grant date fair value of nonvested stock awards will ever be realized. The amount of these awards that was earned and expensed in the year ended March 31, 2009 is shown in the Summary Compensation Table on page 34.

Grants of Plan-Based Awards
For the Fiscal Year Ended
March 31, 2009

						All
						Other
						Stock
					Estimated	Awards:				Grant
					Future	Number	All Other			Date
					Payouts	of	Option	Exercise		Fair
		Estimated Future			Under	Shares	Awards:	or Base		Value
		Payouts Under			Equity	of	Number of	Price of	Closing	of Stock
		Non-Equity Incentive			Incentive	Stock	Securities	Option	Price on	and
		Plan Awards (1)			Plan	or	Underlying	Awards	Grant	Option
	Grant	Threshold	Target	Maximum	Target	Units (#)	Options (#)	($)	Date	Awards ($)
Name(a)	Date(b)	($)(c)	($)(d)	($)(e)	(#)(f)	(g)	(h)	(i)	($)(j)	(k)(4)

Manuel D. Medina	—	340,000	425,000	510,000	—	—	—	—	—	—
	5/16/2008	—	—	—	—	75,000 (2)	—	—	5.92	444,000
	5/16/2008	—	—	—	—	7,500 (3)	—	—	5.92	44,400
Jose A. Segrera	—	82,500	110,000	137,500	—	—	—	—	—	—
	5/16/2008	—	—	—	—	50,000 (2)	—	—	5.92	296,000
Jamie Dos Santos	5/16/2008	—	—	—	—	10,000 (2)	—	—	5.92	59,200
Marvin Wheeler	—	82,500	110,000	137,500	—	—	—	—	—	—
	5/16/2008	—	—	—	—	50,000 (2)	—	—	5.92	296,000
Adam T. Smith	—	75,000	100,000	125,000	—	—	—	—	—	—
	5/16/2008	—	—	—	—	50,000 (2)	—	—	5.92	296,000

(1)	These amounts relate to the incentive compensation awards for the fiscal year ended March 31, 2009. The awards are earned by us reaching certain performance targets which are based on revenues and EBITDA, as adjusted. The awards are payable in cash or stock at the discretion of the Committee. On May 22, 2009, the Committee determined that the earned incentive compensation awards will be paid in stock.

(2)	These nonvested stock awards will vest over three years in three equal installments on the anniversary of their grant date.

(3)	The stock award vested on May 16, 2009.

(4)	Represents the fair value of the nonvested stock award in accordance with FAS 123(R), rather than an amount paid to or realized by the Named Executive Officer. The FAS 123(R) value as of the grant date for nonvested stock is recognized ratably over the applicable vesting period for financial reporting purposes. There can be no assurance that the FAS 123(R) amounts will ever be realized. The fair value of these awards is based on the closing price of our common stock on the grant date multiplied by the number of shares granted.

The following table shows the number of shares covered by exercisable and unexercisable options and nonvested stock held by our Named Executive Officers on March 31, 2009.

Outstanding Equity Awards
at Fiscal Year End
March 31, 2009

	Option Awards					Stock Awards

										Equity
									Equity	Incentive
									Incentive	Plan
									Plan	Awards:
								Market	Awards:	Market or
								Value	Number of	Payout of
			Equity			Number		of	Unearned	Unearned
			Incentive			of		Shares or	Shares,	Shares,
			Plan			Shares		Units of	Units	Units
	Number of	Number of	Awards:			or		Stock	or Other	or Other
	Securities	Securities	Number of			Units		that	Rights	Rights
	Underlying	Underlying	Securities			that		have	that	that
	Unexercised	Options	Underlying	Option		have		not	have	have
	Options (#)	(#)	Unexercised	Exercise	Option	not		Vested	not	not
	Exercisable	Unexercisable	Unearned	Price	Expiration	Vested		($)(h)	Vested	Vested
Name(a)	(b)(1)	(c)(2)	Options(#)(d)	($)(e)(3)	Date(f)	(#)(g)		(7)	(#)(i)	($)(j)

Manuel D. Medina	10,000	—	—	31.88	9/21/2010	—		—	—	—
	10,000	—	—	6.70	10/18/2011	—		—	—	—
	11,500	—	—	6.00	10/18/2014	—		—	—	—
	10,000	—	—	6.30	1/21/2015	—		—	—	—
	100,000	50,000	—	5.57	11/27/2016	—		—	—	—
	—	—	—	—	—	25,000	(4)	67,250	—	—
	—	—	—	—	—	75,000	(5)	201,750	—	—
	—	—	—	—	—	7,500	(6)	20,175	—	—
Jose A. Segrera	10,000	—	—	33.13	8/31/2010	—		—	—	—
	5,000	—	—	15.00	1/15/2011	—		—	—	—
	20,000	—	—	6.70	10/18/2011	—		—	—	—
	10,000	—	—	5.10	4/1/2012	—		—	—	—
	10,000	—	—	3.30	3/31/2013	—		—	—	—
	10,000	—	—	6.50	7/9/2014	—		—	—	—
	10,000	—	—	6.74	7/14/2015	—		—	—	—
	50,000	25,000	—	5.57	11/27/2016	—		—	—	—
	—	—	—	—	—	12,500	(4)	33,625	—	—
	—	—	—	—	—	50,000	(5)	134,500	—	—
Jamie Dos Santos	15,000	—	—	15.00	3/7/2011	—		—	—	—
	20,000	—	—	6.70	10/18/2011	—		—	—	—
	27,500	—	—	5.10	4/1/2012	—		—	—	—
	20,000	—	—	3.30	4/1/2013	—		—	—	—
	10,000	—	—	6.50	7/9/2014	—		—	—	—
	10,000	—	—	6.74	7/14/2015	—		—	—	—
	—	—	—	—	—	10,000	(5)	26,900	—	—
Marvin Wheeler	5,000	—	—	14.00	3/13/2011	—		—	—	—
	500	—	—	7.80	8/17/2011	—		—	—	—
	10,000	—	—	6.70	10/18/2011	—		—	—	—
	10,000	—	—	5.10	4/1/2012	—		—	—	—
	20,000	—	—	3.30	3/31/2013	—		—	—	—
	10,000	—	—	6.50	7/9/2014	—		—	—	—
	10,000	—	—	6.74	7/14/2015	—		—	—	—
	50,000	25,000	—	5.57	11/27/2016	—		—	—	—
	—	—	—	—	—	12,500	(4)	33,625	—	—
	—	—	—	—	—	50,000	(5)	134,500	—	—
Adam T. Smith	5,000	—	—	7.80	2/2/2014	—		—	—	—
	3,000	—	—	6.74	7/14/2015	—		—	—	—
	33,333	16,667	—	5.57	11/27/2016	—		—	—	—
	—	—	—	—	—	3,334	(4)	8,968	—	—
	—	—	—	—	—	50,000	(5)	134,500	—	—

(1)	Options granted generally vest over three years and become exercisable on the first, second and third anniversary of their grant and expire on the date shown in column (f), which is the day of the tenth anniversary of their grant.

(2)	Options granted on November 27, 2006 expire on the date shown in column (f), which is the tenth anniversary of their grant with the remaining options vest on November 27, 2009.

(3)	Option exercise prices are based on the closing price of our common stock on the applicable grant date.

(4)	These stock awards will vest on November 27, 2009.

(5)	These nonvested stock awards were granted on May 16, 2008. The awards vest over three years in three equal installments on the anniversary of their grant date.

(6)	This stock award vested on May 16, 2009.

(7)	The market value of these nonvested stock grants is calculated using the closing price of our common stock on March 31, 2009, which was $2.69 per share.

Option Exercises and Stock Vested in the Fiscal Year Ended March 31, 2009

The table below presents information regarding the number and realized value of stock options exercised and stock awards that vested during the fiscal year ended March 31, 2009 for each of our Named Executive Officers.

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares
	Acquired on	Value Realized	Acquired on	Value Realized
Name(a)	Exercise(b)	on Exercise ($)(c)	Vesting(b)	on Vesting ($) (c)(1)

Manuel D. Medina	—	—	30,000	112,250
Jose A. Segrera	—	—	12,500	45,375
Jamie Dos Santos	—	—	—	—
Marvin Wheeler	—	—	12,500	45,375
Adam T. Smith	—	—	3,333	12,099

(1)	The value realized on the vesting of stock awards is based on the closing price of our common stock on the vesting date multiplied by the number of shares acquired.

Potential Payments on Termination or Change in Control

The section below describes the payments that may be made to Named Executive Officers upon separation as defined below, pursuant to individual agreements or in connection with a change in control.

Separation

We provide separation pay and benefits to our Named Executive Officers pursuant to individual employment agreements. To be eligible for all of the benefits described below, a general release of claims against the Company, in the form determined by us, is required, as well as nondisparagement, cooperation with litigation and, in some cases, noncompetition and nonsolicitation agreements. These individual agreements may affect the amount paid or benefits provided following termination of employment under certain conditions as described below.

Manuel D. Medina:  Mr. Medina, our Chairman, Chief Executive Officer and President, entered into a three-year employment agreement, effective as of January 1, 2008, that automatically renews for successive one-year terms until either party gives written notice of its intention not to renew. Under the agreement, Mr. Medina receives an initial annual base salary of $425,000, subject to increase. Additionally, upon satisfying certain metrics set forth by the Compensation Committee, Mr. Medina is entitled to receive an annual bonus ranging from 80% to 120% of his base salary. Pursuant to the terms of his agreement, Mr. Medina is prohibited from competing with the Company during the one year period immediately following the termination of his employment, unless we terminate Mr. Medina’s employment without cause or he terminates his employment for “good reason” as specified in the employment agreement. If the Company terminates Mr. Medina’s employment without cause, or if Mr. Medina terminates his employment for good reason, then he is entitled to receive an amount equal to three times the sum of (A) his annual base salary as in effect immediately prior to the termination date and (B) his target bonus for the bonus period in which termination occurs. Additionally, Mr. Medina would be entitled to payment of all benefits accrued through the date of termination, his termination year bonus, vesting of all unvested equity awards and the continuation of certain other benefits for a one-year period commencing immediately following termination.

Jose A. Segrera:  Mr. Segrera, our Executive Vice President and Chief Financial Officer, entered into a three-year agreement, effective June 13, 2008, that automatically renews for successive one-year terms until either party gives written notice of its intention not to renew. Under the agreement, Mr. Segrera receives an initial annual base salary of $275,000, subject to increase. Additionally, upon satisfying certain metrics set forth by the Committee, Mr. Segrera is entitled to receive an annual bonus ranging from 30% to 50% of his base salary. Pursuant to the terms of the agreement, Mr. Segrera is prohibited from competing with us during the one year period immediately following the termination of his employment, unless we terminate such employment without cause or Mr. Segrera terminates his employment for “good reason”. If we terminate Mr. Segrera’s employment without cause or he terminates his employment for good reason, then he is entitled to receive an amount equal to two times the sum of his annual base salary as in effect immediately prior to the termination date and his target bonus for the bonus period in which termination occurs. Additionally, he would be entitled to payment of all benefits accrued through the date of termination, the termination year bonus and the continuation of certain other benefits for a one-year period commencing immediately following termination.

Jamie Dos Santos:  Ms. Dos Santos, Chief Executive Officer of our wholly-owned subsidiary, Terremark Federal Group, entered into three year employment agreement, effective July 18, 2008 that automatically renews for successive one-year terms unless either party delivers written notice of its intention not to renew. Under the employment agreement, Ms. Dos Santos receives an initial annual base salary of $250,000, subject to increase, and certain payments made pursuant to sales commission arrangements she has in effect with the Company. Pursuant to the agreement, Ms. Dos Santos is prohibited from competing with us during the one-year period immediately following the termination of her employment, unless we terminate such employment without cause or Ms. Dos Santos terminates her employment for “good reason”. If we terminate Ms. Dos Santos’ employment without cause, or if Ms. Dos Santos terminates her employment for good reason, then she is entitled to receive an amount equal to two times 140% of her annual base salary as in effect immediately prior to the termination date. Additionally, she would be entitled to payment of all benefits accrued through the date of termination and the continuation of certain other benefits for a one-year period commencing immediately following termination.

Marvin Wheeler:  Mr. Wheeler, our Chief Operations Officer, entered into a three-year employment agreement, effective June 13, 2008 that automatically renews for successive one-year terms until either party gives written notice of its intention not to renew. Under the agreement, Mr. Wheeler receives an initial annual base salary of $275,000, subject to increase. Additionally, upon satisfying certain metrics set forth by the Committee, Mr. Wheeler is entitled to receive an annual bonus ranging from 30% to 50% of his base salary. Pursuant to the terms of the agreement, Mr. Wheeler is prohibited from competing with us during the one year period immediately following the termination of his employment, unless we terminate such employment without cause or Mr. Wheeler terminates his employment for “good reason”. If we terminate Mr. Wheeler’s employment without cause or he terminates his employment for good reason, then he is entitled to receive an amount equal to two times the sum of his annual base salary as in effect immediately prior to the termination date and his target bonus for the bonus period in which termination occurs. Additionally, he would be entitled to payment of all benefits accrued through the date of termination, the termination year bonus and the continuation of certain other benefits for a one-year period commencing immediately following termination.

Adam T. Smith:  Mr. Smith, our Chief Legal Officer, entered into a three-year employment agreement, effective June 13, 2008 that automatically renews for successive one-year terms until either party gives written notice of its intention not to renew. Under the agreement, Mr. Smith receives an initial annual base salary of $250,000, subject to increase. Additionally, upon satisfying certain metrics set forth by the Committee, Mr. Smith is entitled to receive an annual bonus ranging from 30% to 50% of his base salary. Pursuant to the terms of the agreement, Mr. Smith is prohibited from competing with us during the one year period immediately following the termination of his employment, unless we terminate such employment without cause or Mr. Smith terminates his employment for “good reason”. If we terminate Mr. Smith’s employment without cause or Mr. Smith terminates his employment for good reason, then he is entitled to receive an amount equal to two times the sum of his annual base salary as in effect immediately prior to the termination date and his target bonus for the bonus period in which termination occurs. Additionally, he would be entitled to payment of all benefits accrued through the date of termination, the termination year bonus and the continuation of certain other benefits for a one-year period commencing immediately following termination.

Under the employment agreements, a termination for “good reason” by the Named Executive Officers generally includes any of the following actions by us without the executive’s written consent:

•	the assignment of the Named Executive Officer to duties inconsistent in any material respect with the Named Executive Officer’s position, or, in the case of Mr. Medina, the withdrawal of any authority granted to him under his employment agreement;

•	any failure by us to compensate the Named Executive Officer as required under the employment agreement;

•	our requirement that the Named Executive Officer be based at any office or location outside of Miami, Florida, except for travel reasonably required in the performance of the Named Executive Officer’s responsibilities; or

•	the Named Executive Officer is requested by us to engage in conduct that is reasonably likely to result in a violation of law.

Under the employment agreements, a termination by us for cause generally includes:

•	a conviction of the Executive, or a plea of nolo contendere, to a felony involving dishonesty or a breach of trust;

•	willful misconduct or gross negligence by the Named Executive Officer resulting, in either case, in material economic harm to us;

•	a willful continued failure by the Named Executive Officer to carry out the reasonable and lawful directions of the Board or, in the case of any Named Executive Officer other than Mr. Medina, the Chief Executive Officer of the Company;

•	fraud, embezzlement, theft or dishonesty of a material nature by the Named Executive Officer against us, or a willful material violation by the Named Executive Officer of a policy or procedure of the Company, resulting, in any case, in material economic harm to us; or

•	a willful material breach by the Named Executive Officer of the employment agreement.

An act or failure to act shall not be “willful” if (i) done by the Named Executive Officer in good faith or (ii) the Named Executive Officer reasonably believed that such action or inaction was in our best interests, and “cause” shall not include any act or failure to act as described above (except for the conviction or plea of nolo contendere to a felony) unless we shall have provided notice of the act or failure to act to the Named Executive Officer, and such person fails to cure such act or failure to act within 10 business days of receiving such notice.

Change in Control

With respect to our Named Executive Officers, the following severance benefits would be provided upon qualifying terminations of employment in connection with or within six months preceding or two years following a change in control:

•	Cash severance pay equal to two times the sum of his/her annual base salary and incentive compensation as in effect immediately prior to the termination date and his target bonus for the bonus period in which termination occurs, except for Mr. Medina the multiple for whom equals three times such payments and Ms. Dos Santos who receives two times 140% of her base salary.

•	The value of any annual fringe benefits.

•	Vesting of all equity awards that had not previously vested.

Any of the following generally constitutes a “change in control”:

•	Approval by our stockholders of a reorganization, merger, consolidation or other form of corporate transaction or series of transactions involving the Company.

•	During any two consecutive years, our incumbent directors cease to constitute the majority unless replacement directors were nominated by such incumbent directors.

•	The acquisition by any person or group of more than 30% of either the then outstanding shares of our common stock or the combined voting power of our then outstanding voting securities entitled to vote generally in the election of directors.

•	Approval by our stockholders of our complete liquidation or dissolution.

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

In accordance with Item 402 of Regulation S-K, the table below was prepared as though a change in control occurred and the Named Executive Officers’ employment was terminated on March 31, 2009, using the closing price of our common stock as of that date. The amounts presented in the table are estimates and do not necessarily reflect the actual value of the payments and other benefits that would be received by the Named Executive Officers upon a change of control, which would only be known at the time that employment actually terminates. We believe the remaining assumptions listed below, which are necessary to produce these estimates, are reasonable individually and in the aggregate. The table below illustrates the foregoing analysis as applied to the change of control obligations contained in the employment agreements with our Named Executive Officers.

General Assumptions

•	Change in control date was March 31, 2009.

•	All executives were terminated on change in control date.

Equity-based Assumptions

•	Stock options and nonvested stock vested on March 31, 2009.

•	Stock options that become vested due to the change in control are valued at the difference between the actual exercise price and the fair market value of the underlying stock. The following inputs were used:

•	actual exercise price of each option; and

•	closing price of stock on March 31, 2009 which was $2.69 per share.

Change in Control Payment and Benefit
Estimates as of March 31, 2009

		Accelerated Vesting of
		Equity Value
	Severance	Stock	Nonvested
Named Executive Officer	Pay($)(1)(2)	Options($)(3)	Stock($)	Total($)

Manuel D. Medina	2,975,000	—	289,175	3,264,175
Jose A. Segrera	880,000	—	168,125	1,048,125
Jamie Dos Santos	700,000	—	26,900	726,900
Marvin Wheeler	880,000	—	168,125	1,048,125
Adam T. Smith	800,000	—	143,468	943,468

(1)	The annual base salaries and incentive compensation used in the computation were based on the Named Executive Officer’s employment agreement in effect at the date of the filing.

(2)	In calculating the incentive compensation in the year the change in control occurs for the severance pay amount, we assumed that we would pay the incentive compensation for a full year. The actual incentive compensation payout amount would be a pro-rated amount through the end of the termination date in the given fiscal year.

(3)	Our Named Executive Officers have stock options with exercise prices ranging from $3.30 to $31.88, which are greater than the fair market value of the common stock on the assumed change in control date. Therefore, the stock options are not “in the money,” and we would not have to make any additional payments nor would the Named Executive Officers receive any benefit.

Director Compensation

We maintain a policy of compensating our directors using stock option and nonvested stock grants and, in the case of service on some committees of our Board, payments of cash consideration. Upon their election as a member of our Board, each director received options to purchase 10,000 shares of our common stock. Our employee directors receive the same compensation as our non-employee directors. As described more fully below, this chart summarizes the annual cash compensation for our Board for the year ended March 31, 2009.

Director Compensation for the Fiscal Year Ended
March 31, 2009

	Fees
	Earned			Non-Equity
	or Paid	Stock	Option	Incentive Plan	All Other
	in Cash	Awards($)	Awards($)	Compensation	Compensation
Name(a)	($)(b)	(c)(1)	(d)	($)(e)	($)(f)		Total($)

Joseph R. Wright Jr.	9,000	58,755	—	—	100,000	(2)	167,755
Guillermo Amore	—	58,755	—	—	240,000	(3)	298,755
Timothy Elwes	—	58,755	—	—	—		58,755
Antonio S. Fernandez	61,000	58,755	—	—	—		119,755
Arthur L. Money	—	58,755	—	—	60,000	(4)	118,755
Marvin S. Rosen	—	58,755	—	—	—		58,755
Miguel J. Rosenfeld	59,000	58,755	—	—	—		117,755
Rodolfo A. Ruiz	28,000	58,755	—	—	—		86,755

(1)	Represents the compensation costs of nonvested stock for financial reporting purposes in accordance with FAS 123(R), rather than an amount paid to or realized by the Director. See Note 15. “Share-Based Compensation” to our consolidated financial statements set forth in our Form 10-K for the year ended March 31, 2009 for the assumptions made in determining FAS 123(R) values. The FAS 123(R) value as of the grant date for nonvested stock is recognized ratably over the applicable vesting period. There can be no assurance that the FAS 123(R) amounts will ever be realized.

On May 16, 2008, the Committee approved the grant of 7,500 shares of nonvested stock to each director which vested on May 16, 2009.

As of March 31, 2009, the aggregate number of stock option awards outstanding was: Mr. Wright — 41,500 shares; Mr. Amore — 41,500 shares; Mr. Elwes — 41,500 shares; Mr. Fernandez — 31,500 shares; Mr. Money — 31,500; Mr. Rosen — 44,750 shares; Mr. Rosenfeld — 41,550 shares; and Mr. Ruiz — 31,500 shares.

(2)	On September 21, 2001, we entered into a consulting agreement with Mr. Wright. The agreement is for a term of one year after which it renews automatically for successive one-year periods. Either party may terminate the agreement by providing 90 days notice. The agreement provides for annual compensation of $100,000, payable monthly.

(3)	In November 2006, we entered into a consulting agreement with Mr. Amore. The agreement, effective October 2006, provides for annual compensation of $240,000, payable monthly. In conjunction with this agreement, our Board of Directors approved the issuance of 50,000 shares of nonvested stock with a vesting period of one year.

(4)	On June 13, 2006, we entered into an employment letter agreement with Mr. Money where he agreed to serve as our Director of Government, Military and Homeland Security Affairs. The employment letter expired by its terms on January 31, 2007 but continues in effect unless terminated by us or him on 48 hours written notice for terminations with cause or on 90 days written notice for terminations without cause. The agreement provides for annual compensation of $60,000, payable monthly, and a grant of 15,000 shares of nonvested stock. The compensation cost of this award was recognized for the year ended March 31, 2006. Mr. Money is not considered an officer of Terremark, and the employment letter expressly provides that he is not granted the ability to bind us to any agreement with a third party or to incur any obligation or liability on our behalf.

Directors are compensated for their service as a director as shown below:

Schedule of Director Fees
March 31, 2009

Compensation Item	Amount ($)

Annual Retainers
Audit Committee Chair	12,000
Compensation Committee Chair	8,000
Nominating and Corporate Governance Committee Chair	8,000
Audit Committee Members	9,000
Compensation Committee Members	6,000
Nominating and Corporate Governance Committee Members	6,000
Per meeting fees	1,000

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

The following table sets forth, as of July 28, 2009, the beneficial ownership of each of our directors and executive officers and each person known to us to beneficially own more than 5% of the outstanding shares of our common stock or Series I convertible preferred stock, and our executive officers and directors as a group. Percentages are based upon 65,363,215 shares of our common stock and 312 shares of our Series I convertible preferred stock outstanding as of July 28, 2009. The 312 shares of our Series I convertible preferred stock are convertible into 1,041,333 shares of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. Ownership information for those persons who beneficially own 5% or more of our shares of common stock is based upon filings by such persons with the SEC in accordance with the rules promulgated under Sections 13 and 16 of the Exchange Act and other information obtained from such persons. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power with respect to all shares of common stock and Series I Preferred Stock shown as beneficially owned by them and has the same address as Terremark. Our address is 2 S. Biscayne Blvd., Suite 2800, Miami, Florida 33131.

	Amount and Nature of
Name of Beneficial Owner	Beneficial Ownership		Percent of Class (%)

Common Stock:
Cyrte Investments GP I BV	10,074,845	(1)	15.4%
Sun Equity Assets Limited	5,402,234	(2)	8.3%
Ashford Capital Management, Inc.	4,495,954	(3)	6.9%
Manuel D. Medina	4,216,372	(4)	6.5%
VMware Bermuda Limited	4,000,000	(5)	6.1%
Joseph R. Wright, Jr.	371,568	(6)	*
Guillermo Amore	357,788	(7)	*
Timothy Elwes	316,500	(8)	*
Jose A. Segrera	278,341	(9)	*
Marvin Wheeler	277,960	(10)	*
Miguel J. Rosenfeld	167,426	(11)	*
Adam T. Smith	138,040	(12)	*
Antonio S. Fernandez	132,657	(13)	*
Jamie Dos Santos	112,500	(14)	*
Arthur L. Money	84,000	(15)	*
Marvin S. Rosen	81,750	(16)	*
Rodolfo A. Ruiz	79,000	(15)	*
Series I Preferred Stock:
CRG, LLC	100	(17)	32.0%
L.S. Sarofim 2008 GRAT	66	(18)	21.1%
Guazapa Properties, Inc.	48	(19)	15.4%
Promosiones Bursatiles, S.A.	28	(20)	9.0%
Palmetto, S.A.	20	(21)	6.4%

*	Less than 1%.

(1)	Based solely on information contained in Amendment No. 8 to Schedule 13D and Form 4 filed by the holder with the SEC on October 9, 2007 and February 20, 2009. Each of Stichting Administratiekantoor Talpa Beheer, Talpa Beheer BV, Talpa Capital Holding BV, Cyrte Investments BV, Cyrte Fund I CV and Johannes Hendrikus Hubert de Mol may be deemed to be beneficial owners, as well as share the power to vote and dispose, of the shares directly owned by Cyrte Investments GP by virtue of the fact that: Stichting owns all of the outstanding capital stock of Talpa; Mr. de Mol is the sole director (bestuurder) of Talpa, an entity which has a 55% ownership interest in Talpa Capital Holding and is a limited partner of Cyrte Fund; Talpa Capital Holding has a 75% ownership interest in Cyrte Investments; Cyrte Investments is the manager of the investment portfolio held by Cyrte Fund and owns all of the outstanding capital stock of Cyrte Investments GP; and Cyrte Investments GP is the general partner of Cyrte Fund. Each of Stichting, Talpa, Talpa Capital Holding, Cyrte Investments, Cyrte Fund and Mr. de Mol disclaims beneficial ownership of such shares for all other purposes. The address of the beneficial owner is Flevolaan 41A, 411 KC Naarden P.O. Box 5081 The Netherlands.

(2)	Based solely on information contained in Form 4 filed by Francis Lee, the controlling shareholder of Sun Equity Assets Limited, with the SEC on April 9, 2007. The address of the beneficial owner is P.O. Box N-65, Charlotte House, Nassau C5.

(3)	Based solely on information contained in Schedule 13G, as amended, filed with the SEC on February 17, 2009, Ashford Capital Management, Inc. is a registered investment advisor, and the reported shares of our common stock are held in separate individual client accounts, two separate limited partnerships and six commingled fund.

(4)	Includes 211,500 shares of our common stock issuable upon exercise of options and 75,000 shares of nonvested stock. Includes 225,523 shares of our common stock which are held of record by Communications Investors Group, an entity in which Mr. Medina is a partner and holds a 50% interest. Also includes 500,000 shares of our common stock which are held of record by MD Medina Investments, LLC, an entity in which Mr. Medina is a partner and holds a controlling interest.

(5)	VMware Bermuda Limited’s address is c/o VMware, Inc., 3401 Hillview Ave., Palo Alto CA 94304.

(6)	Includes 61,500 shares of our common stock issuable upon exercise of options. Does not include 10,000 shares held in trust for the benefit of Mr. Wright’s grandchildren and 1,000 shares held by his sister with respect to which Mr. Wright disclaims beneficial ownership.

(7)	Includes 61,500 shares issuable upon exercise of options, 17,500 shares owned by Mr. Amore’s sibling, over which Mr. Amore has investment control. Does not include (i) 159,393 shares and (ii) 26,667 shares which may be acquired upon the conversion of shares of series I preferred convertible stock, all of which are owned by Margui Family Partners, Ltd. with respect to Mr. Amore disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(8)	Includes 61,500 shares of our common stock issuable upon exercise of options

(9)	Includes 150,000 shares of our common stock issuable upon exercise of options and 45,833 shares of nonvested stock.

(10)	Includes 140,500 shares of our common stock issuable upon exercise of options, 45,833 shares of nonvested stock and 5,000 shares owned by Mr. Wheeler’s sister. Mr. Wheeler disclaims beneficial ownership of the shares held by his sister except to the extent of any pecuniary interest therein.

(11)	Includes 61,550 shares of common stock issuable upon exercise of options and 48,412 shares held indirectly by Mr. Rosenfeld. Does not include 68,244 shares held by Mr. Rosenfeld’s children, with respect to which Mr. Rosenfeld disclaims beneficial ownership.

(12)	Includes 58,000 shares of our common stock issuable upon exercise of options and 36,667 shares of nonvested stock.

(13)	Includes 51,500 shares of our common stock issuable upon exercise of options, 6,667 shares which may be acquired upon conversion of our series I preferred convertible stock and 1,400 shares issuable upon exercise of warrants.

(14)	Includes 102,500 shares of our common stock issuable upon exercise of options and 6,666 shares of nonvested stock.

(15)	Includes 51,500 shares of our common stock issuable upon exercise of options.

(16)	Includes 64,250 shares of our common stock issuable upon exercise of options.

(17)	Represents 100 shares of series I convertible preferred stock which are convertible into, and have voting rights equivalent to 333,333 shares of our common stock. Christian Altaba is the natural person with voting and investment control over the shares.

(18)	Represents 66 shares of series I convertible preferred stock which are convertible into, and have voting rights equivalent to 220,000 shares of our common stock. Heinrich Adolf Hans Herweg is the natural person with voting and investment control over the shares.

(19)	Represents 48 shares of series I convertible preferred stock which are convertible into, and have voting rights equivalent to 160,000 shares of our common stock. Heinrich Adolf Hans Herweg is the natural person with voting and investment control over the shares.

(20)	Represents 28 shares of series I convertible preferred stock which are convertible into, and have voting rights equivalent to 93,333 shares of our common stock. Roberto Solis Monsato is the natural person with voting and investment control over the shares.

(21)	Represents 20 shares of series I convertible preferred stock which are convertible into, and have voting rights equivalent to 66,667 shares of our common stock. Antonio De Roquerey is the natural person with voting and investment control over the shares.

Shareholders Agreement

Under the terms of a Shareholders Agreement, dated as of May 15, 2000, Vistagreen Holdings (Bahamas), Ltd., predecessor-in-interest to Sun Equity Assets Limited, Moraine Investments, Inc., predecessor-in-interest to Sun Equity Assets Limited, and Paradise Stream (Bahamas) Limited, on the one hand, and TCO Company Limited, Manuel D. Medina, Willy Bermello and ATTU Services, Inc., the shareholders party to the Agreement on the other hand, have agreed to vote in favor of the election of two nominees, as designated by Vistagreen, will be elected to the executive committee of our board of directors. Vistagreen did not exercise its nominating rights during the fiscal year ended March 31, 2009. We do not currently have an executive committee.

Equity Compensation Plan Information

The following table sets forth information as of March 31, 2009 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

	Number of	Weighted	Number of
	Securities to	Average	Securities
	be Issued	Exercise	Available for
	Upon Exercise	Price of	Future Issuance
	of Outstanding	Outstanding	Under Equity
	Options,	Options, Nonvested	Compensation Plans
	Nonvested Stock,	Stock,	(Excluding Securities
	Warrants	Warrants and	Reflected in
Plan Category	and Rights	Rights	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	5,729,845	$7.02	2,791,367
Equity compensation plans not approved by security holders	—	$—	—

(1)	Includes options to purchase shares of our common stock and other rights under the following stockholder-approved plans: the 1996 Plan, the 2000 Directors Plan, the 2000 Stock Option Plan and the 2005 Executive Compensation Plan.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Review and Approval of Related Person Transactions

The Audit Committee, in accordance with its charter, conducts an appropriate review of and oversees all related party transactions on a continuing basis and reviews potential conflict of interest situations where appropriate. This obligation is buttressed by the Company’s Code of Ethics for the CEO and Senior Financial Officers, which mandates that the CEO and each senior financial officer shall promptly bring to the attention of the Audit Committee any information he or she may have concerning any violation of the Code of Ethics or the Company’s Code of Business Conduct, including any actual or apparent conflicts of interest between personal and professional relationships, involving any management or other employees who have a significant role in the Company’s financial reporting disclosures or internal controls.

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

The Audit Committee has not adopted formal standards to apply when it approves or ratifies related party transactions. However, traditionally, as reflected in the minutes of its meetings, the Audit Committee has followed the standard that all related party transactions must be fair and reasonable to the Company and on terms comparable to those reasonably expected to be agreed to with independent third parties for the same goods and/or services at the time they are approved or ratified by the Audit Committee.

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

On June 13, 2006, we entered into an employment letter agreement with Arthur L. Money, a member of our Board of Directors. Under the terms of this letter agreement, Mr. Money agrees to serve as Director of Government, Military and Homeland Security Affairs. The original term of the employment letter expired on January 31, 2007; however, the employment letter continues in effect unless and until terminated by us or him upon 48 hours written notice for cause or upon 90 days written notice without cause. Pursuant to the employment letter, we issued to Mr. Money 15,000 shares of our common stock under our 2005 Executive Incentive Compensation Plan, and Mr. Money additionally receives compensation in an amount equal to $5,000 per month. Notwithstanding his title, the employment letter explicitly provides that Mr. Money is not an officer of Terremark and is not vested with the authority to bind Terremark to any agreement with a third party or to incur any obligation or liability on behalf of Terremark.

We entered into an agreement with Joseph R. Wright, Jr., a member of our board of directors, commencing September 21, 2001, engaging him as an independent consultant. The original term of the agreement was one year, after which it renews automatically for successive one-year periods. Either party may terminate the agreement by providing 90 days notice. The agreement provides for an annual compensation of $100,000, payable monthly.

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

In May 2003, we entered into a subcontractor agreement with Fusion Telecommunications International, Inc. to provide Internet protocol services under our agreement with the Diplomatic Telecommunications Service — Program Office for 16 U.S. embassies and consulates in Asia and the Middle East. Fusion’s Chief Executive Officer, Marvin S. Rosen, is one of our directors. In addition, Fusion’s former Chairman, Joel Schleicher, and Kenneth Starr, one of Fusion’s other directors, formerly served on our board. Manuel D. Medina, our Chairman, President and Chief Executive Officer, and Mr. Wright, formerly served on Fusion’s board of directors. For the years ended March 31, 2009 and March 31, 2008, we did not purchase any services from Fusion. For the year ended March 31, 2007, we purchased approximately $0.5 million in services from Fusion.

On May 29, 2009, in a private transaction, we sold to a wholly-owned subsidiary of VMware, Inc. four million shares of our common stock at a purchase price of $5.00 per share, for a total purchase price equal to $20 million. In connection with this transaction, we have agreed to register such shares for resale on or prior to the 30th day following the closing date, subject to our ability to elect up to two, five business day extensions. We believe the investment will significantly expand our brand value and standing in the marketplace and will drive revenue growth in the future. As part of the VMware vCloud Initiative, the two companies have worked together to provide leading-edge utility and cloud computing services to the enterprise and federal markets and continue to jointly cooperate to create and launch cloud infrastructure services.

Director Independence

Our Nominating and Corporate Governance Committee has affirmatively determined that Messrs. Elwes, Fernandez, Wright, Rosenfeld and Ruiz are “independent” as defined by NASDAQ Stock Market Rule 5605(a)(2). Additionally, each of Messrs. Fernandez, Rosenfeld and Ruiz, who comprise our Audit Committee, are “independent” as defined by the more stringent standard contained in NASDAQ Stock Market Rule 5605(c)(2).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the fiscal years ended March 31, 2009 and 2008, KPMG LLP (“KPMG”) served as our independent registered certified public accounting firm.

Audit Fees and Audit-Related Fees

Set forth in the table below are the fees billed for services by KPMG for our fiscal years ended March 31 2009 and 2008 (in millions):

	2009	2008

Audit Fees	$1.3	$1.6
Audit-Related Fees	0.4	0.1

	$1.7	$1.7

Audit fees primarily represent amounts for services related to the audit of our consolidated financial statements and internal control over financial reporting and reviews of financial statements included in our Forms 10-Q. Audit-related fees represent amounts for services related to preparation of comfort and related letters, consents provided in connection with our registration statements and procedures performed in connection with our acquisitions.

Tax Fees

There were no fees billed by KPMG for tax services for the years ended March 31, 2009 or 2008.

All Other Fees

There were no fees billed by KPMG for other services for the years ended March 31, 2009 or 2008.

Audit Committee Approval

Our audit committee has a policy in place that requires its review and pre-approval of all audit and permissible non-audit services provided by our independent auditors. The services requiring pre-approval by the audit committee may include audit services, audit related services, tax services and other services. The pre-approval requirement is waived with respect to the provision of non-audit services if (i) the aggregate amount of all such non-audit services provided to us constitutes not more than 5% of the total amount of revenues paid by us to our independent auditors during the fiscal year in which such non-audit services were provided, (ii) such services were not recognized at the time of the engagement to be non-audit services, and (iii) such services are promptly brought to the attention of the audit committee or by one or more of its members to whom authority to grant such approvals has been delegated by the audit committee.

Our audit committee pre-approved all services provided to us by KPMG for the years ended March 31, 2009 and 2008.

PART IV

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

TERREMARK WORLDWIDE, INC.

By:	/s/ MANUEL D. MEDINA
Manuel D. Medina
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2009

By:	/s/ JOSE A. SEGRERA
Jose A. Segrera
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: July 29, 2009