Form 10-Q
period 2009-06-30
TERREMARK WORLDWIDE INC.
filed 2009-08-11
CIK 912890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2009
☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-12475

Terremark Worldwide, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	84-0873124 (IRS Employer Identification No.)

2 South Biscayne Blvd., Suite 2800, Miami, Florida 33131
(Address of Principal Executive Offices, Including Zip Code)

Registrant’s telephone number, including area code:
(305) 856-3200

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of Exchange on Which Registered)

Common Stock, par Value $0.001 per Share	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class	Outstanding at July 31, 2009

Common stock, $0.001 par value per share	64,662,855 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	March 31,
	2009	2009
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$147,229	$51,786
Restricted cash	—	1,107
Accounts receivable, net	41,797	35,816
Current portion of capital lease receivables	660	631
Prepaid expenses and other current assets	10,699	8,615

Total current assets	200,385	97,955
Restricted cash	1,532	1,484
Property and equipment, net	307,939	301,002
Debt issuance costs, net	1,983	7,409
Other assets	10,849	8,907
Capital lease receivables, net of current portion	301	454
Intangibles, net	12,385	12,992
Goodwill	86,139	86,139

Total assets	$621,513	$516,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations and secured loans	$2,964	$3,823
Accounts payable and other current liabilities	59,885	60,352
Current portion of convertible debt	—	32,376

Total current liabilities	62,849	96,551
Secured loans, less current portion	386,991	252,728
Convertible debt, less current portion	57,192	57,192
Deferred rent and other liabilities	15,700	19,133
Deferred revenue	8,677	7,740

Total liabilities	531,409	433,344

Commitments and contingencies	—	—

Stockholders’ equity:
Series I convertible preferred stock: $.001 par value, 312 shares issued and outstanding (liquidation value of approximately $8.0 million)	—	—
Common stock: $.001 par value, 100,000,000 shares authorized; 64,217,271 and 59,740,750 shares issued and outstanding	64	60
Common stock warrants	8,927	8,960
Additional paid-in capital	449,559	428,251
Accumulated deficit	(368,172)	(352,994)
Accumulated other comprehensive loss	(274)	(1,279)

Total stockholders’ equity	90,104	82,998

Total liabilities and stockholders’ equity	$621,513	$516,342

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Three Months Ended
	June 30,
	2009	2008
	(unaudited)

Revenues	$65,761	$56,116

Expenses:
Cost of revenues, excluding depreciation and amortization	36,725	32,087
General and administrative	8,236	8,950
Sales and marketing	6,276	5,720
Depreciation and amortization	8,872	5,643

Total operating expenses	60,109	52,400

Income from operations	5,652	3,716

Other (expenses) income:
Interest expense	(9,064)	(7,051)
Loss on early extinguishment of debt	(10,275)	—
Change in fair value of derivatives	(1,500)	5,634
Interest income	93	548
Other	490	—

Total other expenses	(20,256)	(869)

(Loss) income before income taxes	(14,604)	2,847
Income taxes	(574)	(702)

Net (loss) income	(15,178)	2,145
Preferred dividend	(234)	(195)
Earnings attributable to participating security holders	—	(231)

Net (loss) income attributable to common stockholders	$(15,412)	$1,719

Net (loss) income per common share:
Basic and diluted	$(0.25)	$0.03

Weighted average common shares outstanding — basic and diluted	61,412,963	59,185,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

		Common
		Stock Par					Accumulated
	Preferred	Value		Common	Additional		Other
	Stock	Issued		Stock	Paid-In	Accumulated	Comprehensive
	Series I	Shares	Amount	Warrants	Capital	Deficit	(Loss) Income	Total
				(unaudited)

Balance at March 31, 2009	$—	59,741	$60	$8,960	$428,251	$(352,994)	$(1,279)	$82,998
Components of comprehensive (loss) income:
Net loss	—	—	—	—	—	(15,178)	—	(15,178)
Foreign currency translation adjustment	—	—	—	—	—	—	1,005	1,005

Total comprehensive loss								(14,173)
Expiration of warrants	—	—	—	(33)	33	—	—	—
Dividends on preferred stock	—	—	—	—	(234)	—	—	(234)
Issuance of common stock in connection with a private placement	—	4,000	4	—	19,951	—	—	19,955
Issuance of common stock in settlement of share-based awards	—	476	—	—	312	—	—	312
Share-based compensation	—	—	—	—	1,246	—	—	1,246

Balance at June 30, 2009	$—	64,217	$64	$8,927	$449,559	$(368,172)	$(274)	$90,104

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended June 30,
	2009	2008
	(unaudited)

Cash flows from operating activities:
Net (loss) income	$(15,178)	$2,145
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,872	5,643
Change in fair value of derivatives	1,500	(5,634)
Loss on early extinguishment of debt	10,275	—
Accretion on debt, net	829	780
Amortization of debt issue costs	598	497
Provision for doubtful accounts	263	402
Interest payment in kind on secured loans and convertible debt	395	1,180
Share-based compensation	2,032	995
Settlement of interest rate swaps	(8,360)	—
(Increase) decrease in:
Accounts receivable	(6,011)	8,063
Capital lease receivables, net of unearned interest	105	1,234
Restricted cash	1,060	(1,137)
Prepaid expenses and other assets	(2,373)	(1,107)
Increase (decrease) in:
Accounts payable and other current liabilities	(9,588)	1,885
Deferred revenue	3,339	2,375
Deferred rent and other liabilities	2,320	323

Net cash (used in) provided by operating activities	(9,922)	17,644

Cash flows from investing activities:
Purchase of property and equipment	(9,638)	(41,748)

Net cash used in investing activities	(9,638)	(41,748)

Cash flows from financing activities:
Payment on secured loans and convertible debt	(290,930)	—
Payments of preferred stock dividends	(221)	(195)
Payments of debt issuance costs	(391)	—
Proceeds from issuance of secured notes	386,963	—
Payments under capital lease obligations	(778)	(406)
Proceeds from issuance of common stock	19,955	—
Proceeds from exercise of stock options	16	2

Net cash provided by (used in) financing activities	114,614	(599)

Effect of foreign currency exchange rates on cash and cash equivalents	389	52

Net increase (decrease) in cash and cash equivalents	95,443	(24,651)
Cash and cash equivalents at beginning of period	51,786	96,990

Cash and cash equivalents at end of period	$147,229	$72,339

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the 2009 Annual Report on Form 10-K, and should be read in conjunction with the consolidated financial statements and notes thereto. These statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Significant concentrations

The federal sector accounted for revenues of approximately 22% and 18% for the three months ended June 30, 2009 and June 30, 2008, respectively. No other customer accounted for more than 10% of revenues for the three months ended June 30, 2009 and June 30, 2008.

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

The Company entered into two interest rate swap agreements as required under the provisions of the $250 million mortgage loan entered into on July 31, 2007. See Note 10.

The Company’s 6.625% Senior Convertible Notes, due June 15, 2013, (the “6.625% Senior Convertible Notes”) contains embedded derivatives that require separate valuation from the Notes. The Company recognizes these derivatives as assets or liabilities in its balance sheet, measures them at their estimated fair value, and recognizes changes in their estimated fair value in earnings in the period of change.

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

Earnings (loss) per share

The Company’s 6.625% Senior Convertible Notes contain contingent interest provisions that allow the holders of the Senior Convertible Notes to participate in any dividends declared on the Company’s common stock. Further, the Company’s Series I preferred stock contain participation rights that entitle the holders to receive dividends in the event the Company declares dividends on its common stock. Accordingly, the Senior Convertible Notes and the Series I preferred stock are considered participating securities.

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

Other comprehensive income (loss)

Other comprehensive income (loss) presents a measure of all changes in stockholders’ equity except for changes resulting from transactions with stockholders in their capacity as stockholders. Other comprehensive income (loss) consisting of net income (loss) and foreign currency translation adjustments, is presented in the accompanying condensed consolidated statement of changes in stockholders’ equity.

The Company’s foreign operations generally use the local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average rates for the year. If exchangeability between the functional currency and the U.S. dollar is temporarily lacking at the balance sheet date, the first subsequent rate at which exchanges can be made is used to translate assets and liabilities.

Construction in progress

Construction in progress is stated at its original cost and includes direct and indirect expenditures associated with the expansion of the Company’s data center footprint and upgrades to infrastructure of current data center footprint. In addition, the Company has capitalized certain interest costs during the construction phase. Once an expansion project becomes operational, these capitalized costs are allocated to certain property and equipment categories and are depreciated at the appropriate rates consistent with the estimated useful life of the underlying assets. Interest incurred is capitalized in accordance with SFAS No. 34, “Capitalization of Interest Costs.” The following table sets forth total interest cost incurred and total interest cost capitalized (in thousands):

	Three Months Ended June 30,
	2009	2008

Interest expense	$9,064	$7,051
Interest capitalized	176	1,459

Interest charges incurred	$9,240	$8,510

Fair value of financial instruments

In April 2009, the Company adopted FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) for its interim period ended June 30, 2009. FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments as defined by SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”), for interim reporting periods of publicly traded companies as well as in annual financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s short-term financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value. The fair value of capital lease obligations is based on management estimates and reasonably approximates their book value after comparison to obligations with similar interest rates and maturities. The fair value of the Company’s redeemable preferred stock is estimated to be its liquidation value, which includes accumulated and unpaid dividends. The fair value of the Company’s secured loans (see Note 8) and convertible debt (see Note 9), which, at this time, are not actively traded in the market, are estimated by considering the Company’s credit rating, current rates available to the Company for similar debt and the Company’s stock price volatility. The fair value of secured loans and convertible debt as of June 30, 2009 and March 31, 2009 is as follows (in thousands):

	June 30, 2009		March 31, 2009
	Book Value	Fair Value	Book Value	Fair Value

Secured loans:
12% Senior secured notes	$386,991	$403,289	$—	$—
First lien agreement, including current portion	—	—	146,826	140,251
Second lien agreement	—	—	107,401	101,499
Convertible debt:
6.625% Senior convertible debt	57,192	50,706	57,192	59,171
9% Senior convertible debt, current portion	—	—	28,268	30,267
0.5% Senior subordinated convertible debt, current portion	—	—	4,108	3,997

The book value for the Company’s secured loans and convertible debt is net of the unamortized discount to debt principal. See Notes 8 and 9.

Fair value measurements

Effective April 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard establishes a framework for measuring fair value and expands disclosure about fair value measurements. The Company did not elect fair value accounting for any assets and liabilities allowed by SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. Effective April 1, 2009, the Company adopted the provisions of SFAS No. 157 that relate to non-financial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis. Effective April 1, 2009, the Company adopted FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. The adoptions of the provisions of SFAS No. 157 that relate to non-financial assets and liabilities and FSP FAS 157-4 did not have a material impact on the Company’s financial position, results of operations or cash flow.

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

The table below summarizes the fair values of our financial assets (liabilities) as of June 30, 2009 (in thousands):

	Fair Value at	Fair Value Measurement Using
	June 30, 2009	Level 1	Level 2	Level 3

Money market funds	$126,091	$126,091	$—	$—
Embedded derivatives	(332)	—	—	(332)

	$125,759	$126,091	$—	$(332)

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

Embedded derivatives — these instruments are embedded within the Company’s 6.625% Senior Convertible Notes. These instruments were valued using pricing models which incorporate the Company’s stock price, credit risk, volatility, U.S. risk free rate, transaction details such as contractual terms, maturity and amount of future cash inflows, as well as assumptions about probability and the timing of certain events taking place in the future. For a summary of the changes in the fair value of these embedded derivatives, see Note 10.

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

The Company has not been audited by the Internal Revenue Service or any other tax authority for the any open tax period. Net operating loss carryovers are subject to audit in the event they are utilized in subsequent years.

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other requirements, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is to be reported as a separate component of equity in the consolidated financial statements. SFAS No. 160 also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the consolidated statement of income. SFAS No. 160 must be applied prospectively for fiscal years, and interim periods within those fiscal years, beginning in the Company’s fiscal 2010, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. The Company adopted SFAS No. 160 on April 1, 2009. The adoption did not have a material impact on its financial position, results of operations or cash flow.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. This FSP is effective for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. The Company adopted FSP FAS 142-3 on April 1, 2009. The adoption did not have a material impact on its financial position, results of operations or cash flow.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 will be effective for interim and annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 during the three months ended June 30, 2009 and evaluated subsequent events through the issuance date of the financial statements. SFAS No. 165 did not have a material impact on the Company’s financial position, results of operations and cash flow.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Company expects to adopt SFAS No. 168 during the three

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

months ended September 30, 2009 and is currently evaluating the impact that this adoption will have on its financial position, results of operations and cash flow.

3.	Accounts Receivable

	June 30,	March 31,
	2009	2009

Accounts receivable, net, consists of (in thousands):
Accounts receivable	$32,787	$32,575
Unbilled revenue	10,980	5,312
Allowance for doubtful accounts	(1,970)	(2,071)

	$41,797	$35,816

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Unbilled revenue consists of revenues earned for which the customer has not been billed.

4.	Prepaid Expenses and Other Assets

	June 30,	March 31,
	2009	2009

Prepaid expenses and other assets consists of (in thousands):
Prepaid expenses	$3,400	$2,278
Deferred installation costs	8,289	6,878
Deposits	4,045	3,874
Deferred rent	1,301	1,264
Deferred tax asset	862	862
Interest and other receivables	306	358
Other	3,345	2,008

	21,548	17,522
Less: current portion	(10,699)	(8,615)

	$10,849	$8,907

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.	Property and Equipment

	June 30,	March 31,
	2009	2009

Property and equipment, net, consists of (in thousands):
Land	$24,172	$24,172
Building	103,779	101,335
Building and leasehold improvements	77,099	75,395
Machinery and equipment	121,707	117,168
Computer equipment, furniture and fixtures	61,187	54,169
Construction in progress	6,856	7,160

	394,800	379,399
Less: accumulated depreciation and amortization	(86,861)	(78,397)

	$307,939	$301,002

Depreciation and amortization expense was $8.3 million and $5.0 million for the three months ended June 30, 2009 and June 30, 2008, respectively.

6.	Intangibles

	Amortization	June 30,	March 31,
	Period (Years)	2009	2009

Intangibles, net, consist of (in thousands):
Customer base	8-10	$8,300	$8,300
Technology	4-5	6,400	6,400
Trademarks	—	4,100	4,100
Non-compete agreements	3	100	100

		18,900	18,900
Less: accumulated amortization		(6,515)	(5,908)

		$12,385	$12,992

The Company expects to record amortization expense associated with these intangible assets as follows for each of the fiscal years ended (in thousands):

	Customer		Non-Compete
	Base	Technology	Agreements

2010 (nine months remaining)	$744	$972	$25
2011	993	800	5
2012	993	800	—
2013	993	120	—
2014	937	—	—
2015 and thereafter	903	—	—

	$5,563	$2,692	$30

Amortization of intangibles was $0.6 million for the three months ended June 30, 2009 and June 30, 2008.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.	Accounts Payable and Other Current Liabilities

	June 30,	March 31,
	2009	2009

Accounts payable and other current liabilities consists of (in thousands):
Accounts payable	$23,756	$30,739
Accrued expenses	23,560	15,918
Current portion of deferred revenue	9,134	6,904
Interest payable	1,138	4,835
Customer prepayments	2,297	1,956

	$59,885	$60,352

8.	Secured Loans

	June 30,	March 31,
	2009	2009

Secured loans consists of (in thousands):
12% Senior Secured Notes, face value of $420 million, due June 15, 2017. Interest is payable semi-annually, on December 15 and June 15 (Effective interest rate of 13.7%)	$386,991	$—
First Lien Credit Agreement, face value of $150 million, due August 15, 2012. Principal of $375,000 is payable quarterly. Interest is payable monthly at Eurodollar plus 3.75% at the election of the Company. (Effective interest rate of 6.1%)	—	146,826
Second Lien Credit Agreement, face value of $100 million, due February 2, 2013. Interest is payable at Eurodollar plus 7.75% at the election of the Company. (Effective interest rate of 10.1%)	—	107,402

	—	254,228
Less: current portion	—	(1,500)

	$386,991	$252,728

On June 24, 2009 (the “Closing Date”), the Company issued an aggregate principal amount of $420.0 million of 12% Senior Secured Notes, due June 15, 2017, which are guaranteed by substantially all of the Company’s domestic subsidiaries (the “Guarantors”). See note 19. Additionally, the 12% Senior Secured Notes are secured by a first priority security interest in substantially all of the assets of the Company and the Guarantors, including the pledge of 100% of all outstanding capital stock of each of the Company’s domestic subsidiaries and 65% of all outstanding capital stock of substantially all of the Company’s foreign subsidiaries. The 12% Senior Secured Notes were offered and sold in a private placement to qualified institutional buyers in the United States in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States in reliance on Regulation S under the Securities Act. The 12% Senior Secured Notes bear interest at 12.0% per annum, payable on December 15 and June 15 of each year.

The loan proceeds were used to satisfy and repay all of the Company’s outstanding secured indebtedness, including (i) loans under the First Lien Credit Agreement, with a face value of $150.0 million, due August 15, 2012, (ii) loans under the Second Lien Credit Agreement, with a face value of $100.0 million, due February 2, 2013 and (iii) $8.4 million for the settlement of the two interest rate swap agreements that were entered into in connection with the Credit Agreements. The Company paid prepayment premiums of $2.2 million to the holders of the Second Lien Credit Agreement in connection with this financing transaction.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The repayment of the First Lien and Second Lien Credit Agreements was accounted for as a debt extinguishment. The exchange of $150.0 million of the First Lien Credit Agreement and $100.0 million of the Second Lien Credit Agreement were accounted for as an early extinguishment of debt and the 12% Senior Secured Notes were accounted for as a new debt instrument at $387.0 million, net of original issue discount of $33.0 million that includes $12.5 million in fees paid to initial purchasers of the notes. The exchange of debt instruments resulted in a loss on the early extinguishment of debt of $10.3 million included in the condensed consolidated statements of operations during the three months ended June 30, 2009. The loss included $7.0 million of unamortized deferred financing costs, $2.3 million of prepayment penalties related to the Second Lien Credit Agreement and breakage fees related to the settlement of the interest rate swaps and $1.0 million of unamortized discount. In addition, the Company recorded $2.1 million of debt issuance costs related to the 12% Senior Secured Notes.

The 12% Senior Secured Notes were issued pursuant to an indenture, dated June 24, 2009 (the “Indenture”), among the Company, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The terms of the Indenture generally limit the Company’s ability and the ability of the Company’s subsidiaries to, among other things: (i) make restricted payments; (ii) incur additional debt and issue preferred or disqualified stock; (iii) create liens; (iv) create or permit to exist restrictions on the Company’s ability or the ability of the Company’s restricted subsidiaries to make certain payments or distributions; (v) engage in sale-leaseback transactions; (vi) engage in mergers or consolidations or transfer all or substantially all of the Company’s assets; (vii) make certain dispositions and transfers of assets; and (viii) enter into transactions with affiliates. Any additional indebtedness permitted by the Indenture may rank pari passu with the 12% Senior Secured Notes, provided that the Company’s fixed charge coverage ratio would have been at least 2.0 to 1 on a pro forma basis (including a pro forma application of the net proceeds) as if such indebtedness had been incurred at and as of the beginning of the Company’s most recently completed four fiscal quarters for which internal financial statements are available. If there is a change of control, the Company is required to offer to repurchase all or any part of the notes in cash equal to not less than 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest on the notes repurchased to the date of repurchase. Additionally, if the Company or a Guarantor sells assets, all or a portion of the net proceeds of which are not reinvested in accordance with the terms of the Indenture or are not used to repay certain debt, the Company will be required to offer to purchase an aggregate principal amount of the outstanding 12% Senior Secured Notes, in an amount equal to such remaining net proceeds, at a purchase price equal to 100% of the principal amount thereof, plus accrued interest and Additional Interest (if any), to the payment date. The Indenture provides for customary events of default.

At any time prior to June 15, 2012, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of 12% Senior Secured Notes at a redemption price equal to 112.0% of the principal amount, plus accrued and unpaid interest to the applicable redemption date, with the net cash proceeds of certain equity offerings; provided that (i) at least 65% of the aggregate principal amount of aggregate principal amount of notes remains outstanding immediately after such redemption, and (ii) the redemption occurs within 120 days of the date of the closing of such equity offering. At any time prior to June 15, 2013, the Company may redeem all or a part of the 12% Senior Secured Notes at a redemption price equal to 100% of the principal amount of the 12% Senior Secured Notes redeemed plus an applicable “make-whole” premium (as defined in the Indenture), as of, and accrued and unpaid interest, if any, to the applicable redemption date. Additionally, on or after June 15, 2013, the Company may redeem all or a part of the Notes on any one or more occasions, at the redemption prices (expressed as percentages of principal amount of the notes to be redeemed) set forth below plus accrued and unpaid interest on the Notes redeemed, to the

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

applicable redemption date, if redeemed during the 12-month period beginning on June 15 of each of the years indicated below:

Year	Percentage

2013	106.000%
2014	103.000%
2015 and thereafter	100.000%

Pursuant to the Indenture, the Company may incur certain additional indebtedness, including up to $50.0 million under credit facilities that may be used for any purpose, rank pari passu with the Notes and which may be secured by parity liens on the collateral securing the Notes. Also, the Company may incur up to $75.0 million of additional junior indebtedness for the purpose of financing the purchase price or cost of construction or improvement of property, plant or equipment, including the acquisition of the capital stock of an entity that becomes a restricted subsidiary. Any or all of such $75.0 million of additional indebtedness may be secured by parity liens on the collateral securing the Notes, provided that our secured leverage ratio does not exceed 3:75 to 1 on a pro-forma basis as if the Company had incurred such indebtedness at and as of the beginning of our most recently completed four fiscal quarters for which internal financial statements are available. Irrespective of our leverage ratio, any or all of such $75.0 million of additional indebtedness may be secured by junior liens on the collateral securing the Notes.

In the event of a change in control, the Company will be required to commence and complete an offer to purchase all senior secured notes then outstanding at a price equal to 101% of their principal amount, plus accrued interest (if any), to the date of repurchase. Additionally, if the Company or a guarantor sell assets, all or a portion of the net proceeds of which are not reinvested in accordance with the terms of the indenture or are not used to repay certain debt, the Company will be required to offer to purchase an aggregate principal amount of the outstanding senior secured notes, in an amount equal to such remaining net proceeds, at a purchase price equal to 100% of the principal amount thereof, plus accrued interest and Additional Interest, if any and as defined below, to the payment date.

The 12% Senior Secured Notes have not been registered under the Securities Act or any state securities laws and may not be sold except in a transaction registered under, or exempt from, the registration provisions of the Securities Act and applicable state securities laws. On the Closing Date, the Company and the Guarantors entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company and the Guarantors have agreed for the benefit of the holders of the 12% Senior Secured Notes that the Company would use their best efforts to file with the Securities and Exchange Commission (the “Commission”) and cause to become effective a registration statement (the “Exchange Offer Registration Statement”) with respect to a registered offer to exchange the Securities for an issue of the Company’s senior secured notes (the “Exchange Notes”) guaranteed by the Guarantors (the “Exchange Note Guarantees” and, together with the Exchange Notes, the “Exchange Securities”) with terms identical to the 12% Senior Secured Notes, except that the Exchange Notes will not bear legends restricting transfer and will not contain terms providing for the payment of additional interest as described below and in the Registration Rights Agreement. In addition, the Company has agreed to file, in certain circumstances, a shelf registration statement covering resales of the Securities. If the exchange offer for the 12% Senior Secured Notes is not completed on or prior to January 20, 2010, the applicable interest rate will increase by 0.25% per annum for the first 90-day period thereafter, and the amount of such additional interest will increase by an additional 0.25% per annum for each subsequent 90-day period, up to a maximum of 1.0% per annum over the original interest rate (“Additional Interest”). Additional interest will also become payable if any of the following occurs: (i) our failure to file with the Securities and Exchange Commission (the “Commission”) the Exchange Offer Registration Statement on or prior to September 22, 2009; (ii) our failure to file with the Commission a shelf registration statement on or prior to the 30th day following the occurrence of an event requiring that we file a shelf registration

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

statement; (iii) if on or prior to December 21, 2009, neither the Exchange Offer Registration Statement nor a shelf registration statement has been declared effective by the Commission; (iv) if on or prior to January 20, 2010 a shelf registration statement, if required in lieu of Exchange Offer Registration Statement, has not been declared effective by the Commission; or (v) if either the Exchange Offer Registration Statement or a shelf registration statement that has been declared effective ceases to be effective.

On July 31, 2007, the Company entered into term loan financing arrangements in the aggregate principal amount of $250.0 million, comprised of two term loan facilities, a $150.0 million first lien credit agreement (“First Lien Agreement”) among the Company, as borrower, Credit Suisse as administrative agent and collateral agent, Societe Generale, as syndication agent and the lenders from time to time party thereto, and a $100.0 million second lien credit agreement (“Second Lien Agreement” and, together with the First Lien Agreement, the “Credit Agreements”) among the Company, as borrower and Credit Suisse as administrative agent and collateral agent, and the lenders from time to time party thereto. Interest on the First Lien Agreement was based, at the periodic election of the Company, on an adjusted Eurodollar rate plus 3.75% or at a rate based on the federal funds rate plus 2.75%. Interest on the Second Lien Agreement was based, at the periodic election of the Company, on an adjusted Eurodollar rate plus 7.75% or at a rate based on the federal funds rate plus 6.75%. With respect to the loans extended under the Second Lien Agreement, within the first two years, the Company had the option of electing to capitalize and add to the principal of such loans interest to the extent of 4.5% of the Eurodollar rate loans or 3.5% of the federal funds rate loans. Principal payments of $375,000 were due quarterly on the First Lien Agreement and the entirety of the outstanding principal under the Second Lien Agreement was due at maturity. The Company’s obligations under the Credit Agreements and the guarantees of those obligations by the Company’s subsidiaries were secured by security interests in and to substantially all of the assets of the Company and its subsidiaries.

The loans extended under the First Lien Agreement were allowed to be prepaid at any time without penalty. The loans extended under the Second Lien Agreement could not be prepaid on or prior to the first anniversary of the closing date. After such first anniversary, the loans extended under the Second Lien Agreement could be prepaid if accompanied by a premium in an amount equal to 2.0% of the aggregate outstanding principal if prepaid between the first and second anniversaries of the closing date, 1.0% of the aggregate outstanding principal if prepaid between the second and third anniversaries of the closing date and no premium if prepaid after the third anniversary of the closing date. The loan proceeds were used to satisfy and repay all of the Company’s outstanding secured indebtedness at that time.

In addition, the Company was required to enter into an interest rate swap in connection with the Credit Agreements (or such later dates as may be specified by the Administrative Agent in its sole discretion). The interest rate instrument should cover a notional amount of not less than 50% of the sum of the principal amount of the Credit Agreements outstanding as of the Closing Date for a period not less than 2 years. On February 8, 2008, the Company entered into two interest rate swap agreements. One of the interest rate swap agreements was effective March 31, 2008 for a notional amount of $148.0 million and a fixed interest rate of 2.999%. Interest payments on this instrument were due on the last day of each March, June, September and December commencing on June 30, 2008 and ending on December 31, 2010. The second interest rate swap agreement entered into was effective on July 31, 2008 for a notional amount of $102.0 million and a fixed interest rate of 3.067%. Interest payments on this instrument were due on the last day of each January, April, July and October commencing on October 31, 2008 and ending on January 31, 2011. The interest rate swap agreements served as an economic hedge against increases in interest rates and was not designated as hedges for accounting purposes. Accordingly, the Company accounted for these interest rate swap agreements on a fair value basis and as a result these instruments were adjusted to fair value and the resulting changes in fair value were charged to earnings. In connection with the repayment of the obligations under the Credit Agreements, these interest rate swap agreements were settled. See Note 10.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.	Convertible Debt

	June 30,	March 31,
	2009	2009

Convertible debt consists of (in thousands):
9% Senior Convertible Notes, face value of $29.1 million, due June 15, 2009, and convertible into shares of the Company’s common stock at $12.50 per share. Interest at 9% is payable semi-annually, on December 15 and June 15 (Effective interest rate of 26.5%)	$—	$28,268
6.625% Senior Convertible Notes, face value of $57.2 million, due June 15, 2013, and convertible into shares of the Company’s common stock at $12.50 per share. Interest at 6.625% is payable semi-annually, on December 15 and June 15 (Effective interest rate of 6.6%)	57,192	57,192
0.5% Senior Subordinated Convertible Notes, face value of $4.0 million, due June 30, 2009, and convertible into shares of the Company’s common stock at $8.14 per share. Interest at 0.5% is payable semi-annually, on December 1 and June 30 (Effective interest rate of 0.72%)	—	4,108

	57,192	89,568
Less: current portion	—	(32,376)

	$57,192	$57,192

On June 30, 2009, all outstanding obligations related to the 0.5% Senior Subordinated Convertible Notes, (the “Series B Notes”) with a face value of $4.0 million, held by Credit Suisse, Cayman Islands Branch and Credit Suisse, International, were satisfied and repaid as the purchase agreement became due. On the date of the transaction, the Company paid $4.1 million to the holders which represented the principal amount, payment in kind and any unpaid or accrued interest. On June 15, 2009, all outstanding obligations related to 9% Senior Convertible Notes with a face value of $29.1 million were satisfied and repaid as the notes became due. On the date of the transaction, the Company paid $30.4 million to the holders which represented $29.1 million related to principal and $1.3 million related to interest expense. The 9% Senior Convertible Notes were unsecured obligations and rank pari passu with all existing and future unsecured and unsubordinated indebtedness, senior in right of payment to all existing and future subordinated indebtedness, and rank junior to any future secured indebtedness.

On May 2, 2007, the Company completed a private exchange offer for the issuance of up to $86.3 million of its 6.625% Senior Convertible Notes with a limited number of holders for $57.2 million aggregate principal amount of its outstanding 9% Senior Convertible Notes in exchange for an equal aggregate principal amount of the 6.625% Senior Convertible Notes. After completion of the private exchange offer, only $29.1 million aggregate principal amount of the 9% Senior Convertible Notes remained outstanding under the global note and indenture governing the 9% Senior Convertible Notes.

The private exchange offer was an exchange of debt instruments as addressed in EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”). In accordance with EITF 96-19, the exchange of $57.2 million of the 9% Senior Convertible Notes were accounted for as an early extinguishment of debt and the 6.625% Senior Convertible Notes were accounted for as new debt instruments and recorded at $57.2 million on the date of the transaction. The exchange of the 9% Senior Convertible Notes with the 6.625% Senior Convertible Notes resulted in a loss on the early extinguishment of debt of $18.5 million included in the twelve months ended March 31, 2009. The loss included $2.2 million of unamortized deferred financing costs, $13.3 million of the unamortized discount on the 9% Senior Convertible Notes and the write off of $10.8 million of the derivative liability associated with the 9% Senior Convertible

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Notes that was bifurcated and accounted for separately. In addition, the exchange results in a substantial premium of $13.7 million associated with the fair value of the 6.625% Senior Convertible Notes that was recorded as additional paid-in capital, in accordance with Accounting Principles Board Opinion No. 14. Market data was used in the option pricing model to determine the volatility of the stock price of the Company, the interest rate term structure, the volatility of the interest rate and the correlation between the interest rate and the stock price.

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

On January 5, 2007, the Company entered into a Purchase Agreement with Credit Suisse, Cayman Islands Branch and Credit Suisse, International (the “Purchasers”), for the sale of $4.0 million in aggregate principal amount of the Series B Notes issued pursuant to an Indenture between the Company and The Bank of New York Trust Company, N.A., as trustee (the “Indenture”). The Company was subject to certain covenants and restrictions specified in the Purchase Agreement, including covenants that restrict their ability to pay dividends, make certain distributions or investments and incur certain indebtedness.

10.	Derivatives

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

The Company’s Series B Notes contained one embedded derivative that required separate valuation from the Series B Notes: a call option which provided the Company with the option to redeem the Series B Notes at fixed redemption prices plus accrued and unpaid interest and plus any difference in the fair value of the conversion feature.

The Company’s 6.625% Senior Convertible Notes contain two embedded derivatives that require separate valuation from the 6.625% Senior Convertible Notes: an equity participation right and a contingent put upon change in control.

The Company has estimated that the embedded derivatives within the 9% Senior Convertible Notes, the Series B Notes and the 6.625% Senior Convertible Notes amounted in the aggregate to a net liability of $0.2 million at March 31, 2009. The resulting loss of $0.9 million was included in the change in the fair value

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

of derivatives in the accompanying condensed consolidated statement of operations for the three months ended June 30, 2008. In connection with the repayment of the 9% Senior Convertible Notes and the Series B Notes on their respective due dates, each of the embedded derivatives within these instruments was cancelled. As of June 30, 2009, the only remaining outstanding embedded derivatives were related to the 6.625% Senior Convertible Notes, which amounted in the aggregate to a liability of $0.3 million at June 30, 2009. The resulting loss of $0.2 million was included in the change in the fair value of derivatives in the accompanying condensed consolidated statement of operations for the three months ended June 30, 2009.

On February 8, 2008, the Company entered into two interest rate swap agreements as required under the provisions of the Credit Agreements discussed in Note 8. One of the interest rate swap agreements was effective March 31, 2009 for a notional amount of $148.0 million and a fixed interest rate of 2.999%. Interest payments on this instrument are due on the last day of each March, June, September and December, ending on December 31, 2010. The second interest rate swap agreement entered into was effective on July 31, 2008 for a notional amount of $102.0 million and a fixed interest rate of 3.067%. Interest payments on this instrument were due on the last day of each January, April, July and October, ending on January 31, 2011. The interest rate swap agreements served as an economic hedge against increases in interest rates and had not been designated as hedges for accounting purposes. Accordingly, the Company accounted for these interest rate swap agreements on a fair value basis and adjusts these instruments to fair value and the resulting changes in fair value are charged to earnings. At March 31, 2009, the fair value of the interest rate swap agreements was a liability of $6.1 million. The resulting gain of $6.6 million was included in the change in fair value of derivatives in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2008. In connection with the repayment of the Credit Agreements on June 24, 2009, the interest rate swap agreements were unwound and settled for $8.4 million payable to the holders. The Company recorded $1.3 million for the change in the fair value of derivatives prior to June 24, 2009 and $0.9 million of interest expense related to the interest rate swap agreements which is included in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2009.

11.	Deferred Rent and Other Liabilities

	June 30,	March 31,
	2009	2009

Deferred rent and other liabilities consists of (in thousands):
Deferred rent	$9,455	$6,467
Interest rate swap, at fair value	—	6,073
Long-term portion of capital lease obligations	4,067	2,990
Deferred tax liability	1,543	1,543
Other liabilities	635	2,060

	$15,700	$19,133

12.	Changes in Stockholders’ Equity

Issuance of Common stock

On May 29, 2009, the Company in a private transaction, issued to VMware Bermuda Limited, a wholly-owned subsidiary of VMware, Inc., 4 million shares of its common stock, valued at $20.0 million, net of issuance costs. The governing subscription agreement grants to VMware a right of first refusal with respect to certain future equity sales by the Company that occur within the 18-month period following the closing of the VMware purchase. If such equity sales are proposed to be made to a competitor of VMware or certain affiliates, VMware may elect to purchase such equity in lieu of the competitor. If such equity sales are

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

proposed to be made to a non-competitor of VMware, VMware will not have the ability to prevent such sale but will have the right to elect to purchase an additional amount of equity sufficient to maintain its initial equity percentage interest in the Company.

During the three months ended June 30, 2009, the Company issued 476,511 shares of its common stock, valued at $0.3 million, net of shares surrendered to satisfy the holders’ withholding tax liability upon settlement of share-based awards.

13.	Earnings (Loss) Per Share

The following table presents the reconciliation of net (loss) income attributable to common stockholders to the numerator used for diluted net (loss) income per share (in thousands):

	For the Three Months
	Ended June 30,
	2009	2008

Net (loss) income attributable to common stockholders	$(15,412)	$1,719
Adjustments:
Earnings attributable to participating security holders	—	231

Numerator for diluted net (loss) income per share	$(15,412)	$1,950

The following table sets forth potential shares of common stock that are not included in the diluted net (loss) income per share calculation because to do so would be anti-dilutive for the periods indicated (in thousands):

	For the Three Months Ended
	June 30,
	2009	2008

9% Senior Convertible Notes	1,938	2,325
Common stock warrants	2,028	2,364
Common stock options	2,295	2,300
Nonvested stock	1,283	1,892
Series I convertible preferred stock	1,073	1,067
6.625% Senior Convertible Notes	4,575	4,575
0.5% Senior Subordinated Convertible Notes	491	491

14.	Share-based Compensation

Option Awards

On May 22, 2009, the Company granted 180,000 stock options of the shares of its common stock with an exercise price of $4.47 to members of the Company’s Board of Directors.

Nonvested Awards

In accordance with SFAS No. 123(R), the Company records the intrinsic value of the nonvested stock as additional paid-in capital. Share-based compensation expense is recognized ratably over the applicable vesting period. As of June 30, 2009, the future compensation expense related to nonvested stock that will be recognized is approximately $5.2 million. The cost is expected to be recognized over a weighted average period of 1.6 years. The Company recognized approximately $1.0 million and $0.8 million of share-based

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

compensation expense, associated with nonvested stock, for the three months ended June 30, 2009 and June 30, 2008, respectively. A summary of the Company’s nonvested stock, as of June 30, 2009 and changes during the three months ended June 30, 2009 is presented below (in thousands, except for per share data):

		Weighted Average
		Grant Date
	Shares	Fair Value

Outstanding at April 1, 2009	1,490	$6.07
Granted	—	—
Vested	(378)	4.44
Forfeited	(36)	4.95

Outstanding at June 30, 2009	1,076	$6.12

15.	Related Party Transactions

Following is a summary of transactions for the three months ended June 30, 2009 and June 30, 2008 and balances with related parties included in the accompanying condensed consolidated balance sheet as of June 30, 2009 and March 31, 2009 (in thousands):

	For the Three
	Months Ended
	June 30,
	2009	2008

Services purchased from related party	$31	$30
Interest income from shareholder	2	3
Services provided to Fusion	19	19
Services from directors	100	100

	June 30,	March 31,
	2009	2009

Other assets	$300	$348

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

The Company’s Chairman, Chief Executive Officer and President has a minority interest in Fusion Telecommunications International, Inc. (“Fusion”) and was formerly a member of its board of directors. In addition, the Chairman of Fusion is a member of the Company’s board of directors. During the three months ended June 30, 2009 and June 30, 2008, the Company did not purchase any services from Fusion.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

16.	Revenues

	For the Three
	Months Ended
	June 30,
	2009	2008

Revenues consist of (in thousands):
Colocation	$25,633	$18,459
Managed and professional services	33,798	31,434
Exchange point services	4,451	3,697
Equipment resales	1,879	2,526

	$65,761	$56,116

Total arrangement consideration for managed web hosting solutions may include the procurement of equipment. Amounts allocated to equipment and software sold under these arrangements and included in managed and professional services were $1.8 million and $1.9 million for the three months ended June 30, 2009 and June 30, 2008, respectively.

17.	Information About the Company’s Operating Segment

As of June 30, 2009 and March 31, 2009, the Company has one reportable business segment, which is the data center operation. The data center operations segment provides Tier 1 NAP, Internet infrastructure and managed services in a data center environment. Additionally, the segment provides NAP development and technology infrastructure buildout services.

18.	Supplemental Cash Flow Information

	For the Three
	Months Ended
	June 30,
	2009	2008

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amount capitalized	$10,309	$3,142
Cash paid for income taxes	138	310
Non-cash operating, investing and financing activities:
Assets acquired under capital leases	2,509	357
Expiration of warrants	33	—
Changes in accrued property and equipment	2,366	2,136

19.	Supplemental Guarantor and Non-Guarantor Financial Information

On June 24, 2009, the Company completed an offering of $420.0 million of 12% Senior Secured Notes, which are guaranteed by substantially all of the Company’s domestic subsidiaries (the “Guarantor Subsidiaries”). Additionally, the debt is secured by a first priority security interest in substantially all of the assets of the Company and the Guarantors, including the pledge of 100% of all outstanding capital stock of each of the Company’s domestic subsidiaries and 65% of all outstanding capital stock of substantially all the Company’s foreign subsidiaries.

In anticipation of the Guarantor Subsidiaries being guarantors of debt securities which are registered under the Securities Act of 1933, as amended, below are certain consolidating financial statements of the

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. In lieu of providing separate unaudited financial statements of the Guarantor Subsidiaries, condensed financial statements prepared in accordance with Rule 3-10 of Regulation S-X are presented below. The column marked “Issuer” includes the results of the Parent Company. The column marked “Guarantor Subsidiaries” includes the results of the Guarantor Subsidiaries, which consists of all domestic subsidiaries. The column marked “Non-Guarantor Subsidiaries” includes results of the Non-Guarantor Subsidiaries, which consists primarily of foreign subsidiaries. Eliminations necessary to arrive at the information for the Company on a consolidated basis for the periods presented are included in the column so labeled and consist primarily of certain intercompany payments between the Company and the Non-Guarantor Subsidiaries. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

The following represents the supplemental unaudited condensed financial statements of the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. These condensed financial statements should be read in conjunction with our condensed consolidated financial statements and notes thereto.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidated Balance Sheet as of June 30, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Current assets:
Cash and cash equivalents	$137,354	$87	$9,788	$—	$147,229
Accounts receivables, net	39	37,131	4,627	—	41,797
Current portion of capital lease receivables	—	660	—	—	660
Prepaid expenses and other current assets	570	8,534	1,595	—	10,699

Total current assets	137,963	46,412	16,010	—	200,385
Intercompany accounts, net	366,258	(288,998)	(27,648)	(49,612)	—
Restricted cash	666	866	—	—	1,532
Property and equipment, net	6,559	291,964	9,416	—	307,939
Debt issuance costs, net	1,983	—	—	—	1,983
Other assets	896	9,176	777	—	10,849
Capital lease receivables, net of current portion	—	301	—	—	301
Intangibles, net	—	11,240	1,145	—	12,385
Goodwill	—	79,196	6,943	—	86,139

Total assets	$514,325	$150,157	$6,643	$(49,612)	$621,513

Current liabilities:
Current portion of capital lease obligations and secured notes	$850	$1,964	$150	$—	$2,964
Accounts payable and other current liabilities	10,186	42,759	6,940	—	59,885

Total current liabilities	11,036	44,723	7,090	—	62,849
Secured notes	386,991	—	—	—	386,991
Convertible debt	57,192	—	—	—	57,192
Defered rent and other liabilities	5,152	9,575	973	—	15,700
Deferred revenue	—	6,834	1,843	—	8,677

Total liabilities	460,371	61,132	9,906	—	531,409

Commitments and contingencies	—	—	—	—	—

Stockholders’ equity:
Series I convertible preferred stock	—	—	—	—	—
Common stock	63	(97)	2,392	(2,294)	64
Common stock warrants	8,927	—	—	—	8,927
Additional paid-in capital	449,559	47,798	—	(47,798)	449,559
Accumulated deficit	(404,595)	41,326	(5,383)	480	(368,172)
Accumulated other comprehensive loss	—	(2)	(272)	—	(274)

Total stockholders’ equity	53,954	89,025	(3,263)	(49,612)	90,104

Total liabilities and stockholders’ equity	$514,325	$150,157	$6,643	$(49,612)	$621,513

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidated Balance Sheet as of March 31, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Current assets:
Cash and cash equivalents	$41,895	$1,363	$8,528	$—	$51,786
Restricted cash	—	1,107	—	—	1,107
Accounts receivables, net	38	32,143	3,635	—	35,816
Current portion of capital lease receivables	—	631	—	—	631
Prepaid expenses and other current assets	865	6,317	1,433	—	8,615

Total current assets	42,798	41,561	13,596	—	97,955
Intercompany accounts, net	371,302	(294,159)	(27,531)	(49,612)	—
Restricted cash	626	858	—	—	1,484
Property and equipment, net	5,808	286,148	9,046	—	301,002
Debt issuance costs, net	7,382	27	—	—	7,409
Other assets	937	7,386	584	—	8,907
Capital lease receivables, net of current portion	—	454	—	—	454
Intangibles, net	—	11,652	1,340	—	12,992
Goodwill	—	79,196	6,943	—	86,139

Total assets	$428,853	$133,123	$3,978	$(49,612)	$516,342

Current liabilities:
Current portion of capital lease obligations and secured notes	$2,257	$1,406	$160	$—	$3,823
Accounts payable and other current liabilities	12,573	41,617	6,162	—	60,352
Current portion of convertible debt	32,376	—	—	—	32,376

Total current liabilities	47,206	43,023	6,322	—	96,551
Secured notes, less current portion	252,728	—	—	—	252,728
Convertible debt, less current portion	57,192	—	—	—	57,192
Defered rent and other liabilities	10,258	7,976	899	—	19,133
Deferred revenue	—	5,921	1,819	—	7,740

Total liabilities	367,384	56,920	9,040	—	433,344

Commitments and contingencies	—	—	—	—	—

Stockholders’ equity:
Series I convertible preferred stock	—	—	—	—	—
Common stock	60	(97)	2,392	(2,295)	60
Common stock warrants	8,960	—	—	—	8,960
Additional paid-in capital	428,251	47,798	—	(47,798)	428,251
Accumulated deficit	(375,802)	28,502	(6,175)	481	(352,994)
Accumulated other comprehensive loss	—	—	(1,279)	—	(1,279)

Total stockholders’ equity	61,469	76,203	(5,062)	(49,612)	82,998

Total liabilities and stockholders’ equity	$428,853	$133,123	$3,978	$(49,612)	$516,342

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$—	$57,673	$8,460	$(372)	$65,761

Expenses:
Costs of revenues, excluding depreciation and amortization	67	32,166	4,864	(372)	36,725
General and administrative	6,609	519	1,108	—	8,236
Sales and marketing	587	4,537	1,152	—	6,276
Depreciation and amortization	625	7,515	732	—	8,872

Total operating expenses	7,888	44,737	7,856	(372)	60,109

Income (loss) from operations	(7,888)	12,936	604	—	5,652

Other (expense) income:
Interest expense	(8,928)	(130)	(34)	28	(9,064)
Early extinguishment of debt	(10,275)	—	—	—	(10,275)
Change in fair value of derivatives	(1,500)	—	—	—	(1,500)
Interest income	59	37	25	(28)	93
Other	(91)	(21)	602	—	490

Total other (expenses) income	(20,735)	(114)	593	—	(20,256)

(Loss) income before income taxes	(28,623)	12,822	1,197	—	(14,604)
Income taxes	(171)	—	(403)	—	(574)

Net (loss) income	$(28,794)	$12,822	$794	$—	$(15,178)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2008
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$—	$48,493	$7,670	$(47)	$56,116

Expenses:
Costs of revenues, excluding depreciation and amortization	—	27,303	4,831	(47)	32,087
General and administrative	6,181	1,550	1,219	—	8,950
Sales and marketing	127	4,536	1,057	—	5,720
Depreciation and amortization	379	4,723	541	—	5,643

Total operating expenses:	6,687	38,112	7,648	(47)	52,400

Income (loss) from operations	(6,687)	10,381	22	—	3,716

Other (expense) income:
Interest expense	(6,985)	(59)	(7)	—	(7,051)
Early extinguishment of debt	—	—	—	—	—
Change in fair value of derivatives	5,634	—	—	—	5,634
Interest income	334	11	203	—	548
Other	—	—	—	—	—

Total other (expenses) income	(1,017)	(48)	196	—	(869)

Income (loss) before income taxes	(7,704)	10,333	218	—	2,847
Income taxes	(434)	—	(268)	—	(702)

Net income (loss)	$(8,138)	$10,333	$(50)	$—	$2,145

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidated Statement of Cash Flows for the Three Months Ended June 30, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net (loss) income	(28,794)	12,822	794	—	(15,178)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	625	7,515	732	—	8,872
Change in fair value of derivatives	1,500	—	—	—	1,500
Loss on early extinguishment of debt	10,275	—	—	—	10,275
Accretion on debt, net	829	—	—	—	829
Amortization of debt issuance costs	413	185	—	—	598
Provision for doubtful accounts	—	263	—	—	263
Interest payment in kind on secured loans and convertible debt	395	—	—	—	395
Share-based compensation	784	1,150	98	—	2,032
Settlement of interest rate swaps	(8,360)	—	—	—	(8,360)
(Increase) decrease in:
Accounts receivable	—	(5,252)	(759)	—	(6,011)
Capital lease receivable, net of unearned interest	—	105	—	—	105
Restricted cash	(40)	1,100	—	—	1,060
Prepaid expenses and other assets	333	(2,504)	(202)	—	(2,373)
Increase (decrease) in:	—	—	—	—	—
Accounts payable and other current liabilities	(4,871)	(4,668)	(49)	—	(9,588)
Deferred revenue	—	2,889	450	—	3,339
Deferred rent and other liabilities	1,603	665	52	—	2,320

Net cash (used in) provided by operating activities	(25,308)	14,270	1,116	—	(9,922)

Cash flows from investing activities:
Purchase of property and equipment	(487)	(8,741)	(410)	—	(9,638)

Net cash used in investing activities	(487)	(8,741)	(410)	—	(9,638)

Cash flows from financing activities:
Payments on secured loans and convertible debt	(290,930)	—	—	—	(290,930)
Payments of preferred stock dividends	(221)	—	—	—	(221)
Intercompany activity, net	6,097	(6,311)	214	—	—
Payments under capital lease obligations	(235)	(494)	(49)	—	(778)
Proceeds from issuance of term loan	386,963	—	—	—	386,963
Payments of debt issuance costs	(391)	—	—	—	(391)
Proceeds from issuance of common stock	19,955	—	—	—	19,955
Proceeds from exercise of stock options	16	—	—	—	16

Net cash provided by (used in) financing activities	121,254	(6,805)	165	—	114,614

Effect of foreign currency exchange rates on cash and cash equivalents	—	—	389	—	389

Net increase (decrease) in cash and cash equivalents	95,459	(1,276)	1,260	—	95,443
Cash and cash equivalents at beginning of period	41,895	1,363	8,528	—	51,786

Cash and cash equivalents at end of period	137,354	87	9,788	—	147,229

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidated Statement of Cash Flows for the Three Months Ended June 30, 2008
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net income (loss)	$(8,138)	$10,333	$(50)	$—	$2,145
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	379	4,723	541	—	5,643
Change in fair value of derivatives	(5,634)	—	—	—	(5,634)
Accretion on debt, net	780	—	—	—	780
Amortization of debt issue costs	497	—	—	—	497
Provision for doubtful accounts	—	402	—	—	402
Interest payment in kind on secured loans and convertible debt	1,180	—	—	—	1,180
Share-based compensation	498	497	—	—	995
(Increase) decrease in:
Accounts receivable	3	8,222	(162)	—	8,063
Capital lease receivable, net of unearned interest	—	1,234	—	—	1,234
Restricted cash	—	(1,137)	—	—	(1,137)
Prepaid expenses and other assets	680	(444)	(1,343)	—	(1,107)
Increase (decrease) in:		—	—	—	—
Accounts payable and other current liabilities	(764)	2,096	553	—	1,885
Deferred revenue	—	1,762	613	—	2,375
Deferred rent and other liabilities	298	9	16	—	323

Net cash provided by (used in) operating activities	(10,221)	27,697	168	—	17,644

Cash flows from investing activities:
Purchase of property and equipment	(78)	(40,313)	(1,357)	—	(41,748)
Acquisitions of Data Return LLC and Accris Corporation	63	(63)	—	—	—

Net cash used in investing activities	(15)	(40,376)	(1,357)	—	(41,748)

Cash flows from financing activities:
Payments on secured loans and convertible debt	—	—	—	—	—
Payments of preferred stock dividends	(195)	—	—	—	(195)
Intercompany activity, net	(18,677)	15,696	2,981	—	—
Payments of debt issuance costs	—	—	—	—	—
Proceeds from issuance of mortgage payable	—	—	—	—	—
Proceeds from issuance of common stock	—	—	—	—	—
Payments under capital lease obligations	(71)	(246)	(89)	—	(406)
Proceeds from exercise of stock options	2	—	—	—	2

Net cash (used in) provided by financing activities	(18,941)	15,450	2,892	—	(599)

Effect of foreign currency exchange rates on cash and cash equivalents	—	—	52		52

Net (decrease) increase in cash and cash equivalents	(29,177)	2,771	1,755	—	(24,651)
Cash and cash equivalents at beginning of period	88,564	2,187	6,239	—	96,990

Cash and cash equivalents at end of period	$59,387	$4,958	$7,994	$—	$72,339

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our principal executive office is located at 2 South Biscayne Boulevard, Suite 2800, Miami, Florida 33131. Our telephone number is (305) 856-3200.

Recent Events

On June 24, 2009, we completed our offering of $420.0 million aggregate principal amount of 12.0% Senior Secured Notes due 2017, which are guaranteed by substantially all of our domestic subsidiaries. Additionally, these notes are secured by a first priority security interest in substantially all of the assets of Terremark and the guarantors, including the pledge of 100% of all outstanding capital stock of each of our domestic subsidiaries and 65% of all outstanding capital stock of substantially all our foreign subsidiaries. The notes were offered and sold in a private placement to qualified institutional buyers in the United States in reliance on Rule 144A under the securities act, and outside the United States in reliance on Regulation S under the securities act. A portion of the proceeds from this offering were used to repay all of our outstanding secured indebtedness including our $250 million senior credit facilities, the outstanding $4.1 million of our 0.5% Series B Senior Subordinated Convertible Notes, approximately $8.4 million in termination fees incurred in connection with the termination of the interest rate swap agreements we entered into in connection with these senior credit facilities and an additional $2.2 million in prepayment fees with respect to the prepayment of the amounts outstanding under the senior credit facilities. We anticipate using the remaining proceeds for working capital and other general corporate purposes to support the growth of our business, which may include capital investments to build-out our existing facilities and acquisitions of complementary businesses.

On May 29, 2009, VMware Bermuda Limited, a wholly-owned subsidiary of VMware, Inc., a global leader in virtualization solutions from the desktop to the data center, acquired a $20 million equity stake in Terremark. VMware purchased 4 million shares, or a 5% fully-diluted equity interest in the Company, at a premium to our closing share price prior to announcement. In connection with the offer and sale of these shares to VMware, we relied on the exemption from registration provided by Section 4(2) of the securities act and Rule 506 under the securities act. Based upon the representations and warranties set forth in the governing subscription agreement, we believe that VMware is an “accredited investor” as such term is defined in Rule 501(a) under the securities act. In compliance with the terms of registration rights provisions set forth in the governing subscription agreement, on July 1, 2009, we filed with the Commission a registration statement covering the resale of the shares purchased by VMware. The Commission declared this registration statement effective on July 15, 2009. The governing subscription agreement grants to VMware a right of first refusal with respect to certain future equity sales by Terremark that occur within the 18-month period following the closing of the VMware purchase. If such equity sales are proposed to be made to a competitor of VMware or certain affiliates, VMware may elect to purchase such equity in lieu of the competitor. If such equity sales are proposed to be made to a non-competitor of VMware, VMware will not have the ability to prevent such sale but will have the right to elect to purchase an additional amount of equity sufficient to maintain its initial equity percentage interest in Terremark.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2009 as Compared to the Three Months Ended June 30, 2008.

Revenues.  The following charts provide certain information with respect to our revenues:

	For the Three
	Months Ended
	June 30,
	2009	2008

United States	87%	86%
International	13%	14%

	100%	100%

	For the Three Months Ended June 30,
	2009		2008

Revenues consist of (in thousands):
Colocation	$25,633	39%	$18,459	33%
Managed and professional services	33,798	51%	31,434	56%
Exchange point services	4,451	7%	3,697	7%
Equipment resales	1,879	3%	2,526	4%

	$65,761	100%	$56,116	100%

The $9.6 million, or 17% increase in revenues is mainly due to both an increase in our deployed customer base and an expansion of services to existing customers. Our deployed customer base increased to 1,094 customers as of June 30, 2009 from 1,016 customers as of June 30, 2008. Revenues consist of:

•	colocation services, such as licensing of space and provision of power;

•	managed and professional services, such as network management, managed web hosting, outsourced network operating center services, network monitoring, procurement of connectivity, managed router services, secure information services, technical support and consulting;

•	exchange point services, such as peering and cross connects; and

•	procurement and installation of equipment.

The $7.2 million, or 39% increase in colocation revenue is primarily the result of an increase in our utilization of total net colocation space to 28.3% as of June 30, 2009 from 21.0% as of June 30, 2008. Our utilization of total net colocation space represents space billed to customers as a percentage of total space built-out and available to customers. For comparative purposes, space added during the three months ended June 30, 2009 was assumed to be also available as of June 30, 2008.

The $2.4 million, or 8% increase in managed and professional services revenue is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.

The $0.8 million, or 20% increase in exchange point services revenue is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased to 8,456 as of June 30, 2009 from 7,232 as of June 30, 2008.

Revenues from equipment resales may fluctuate quarter over quarter based on customer demand.

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

Cost of Revenues.  Costs of revenues, excluding depreciation and amortization, increased $4.6 million, or 14% to $36.7 million for the three months ended June 30, 2009 from $32.1 million for the three months ended June 30, 2008. Cost of revenues, excluding depreciation and amortization, consist primarily of operations personnel, fees to third party service providers, procurement of connectivity and equipment, technical and colocation space rental costs, electricity, chilled water, insurance, property taxes, and security services. The increase is mainly due to increases of $2.7 million in connectivity procurement costs, $1.2 million in personnel costs and $0.6 million in colocation space costs.

The $2.7 million increase in connectivity procurement costs is in line with increase in revenues from managed services. The $1.2 million increase in personnel costs is mainly due to operations and engineering staffing levels increasing from an average of 493 employees during three months ended June 30, 2008 to an average of 522 employees during three months ended June 30, 2009, which is attributable to the expansion of operations in Culpeper, Virginia and Santa Clara, California. The $0.6 million increase in colocation space costs is primarily the result of the opening of our new facility in Colombia and additional new colocation space in Dallas, Texas, Belgium and Spain.

Sales and Marketing Expenses.  Sales and marketing expenses increased $0.6 million, or 10% to $6.3 million for the three months ended June 30, 2009 from $5.7 million for the three months ended June 30, 2008. The increase is primarily due to an increase in sales personnel from 88 employees during the three months ended June 30, 2008 to 96 employees during the three months ended June 30, 2009.

Depreciation and Amortization Expenses.  Depreciation and amortization expense increased $3.3 million, or 57% to $8.9 million for the three months ended June 30, 2009 from $5.6 million for the three months ended June 30, 2008. The increase is the result of capital expenditures mostly related to the expansion of our data center footprint and upgrades to the infrastructure of our current footprint.

Interest Expense.  Interest expense increased $2.0 million, or 29% to $9.1 million for the three months ended June 30, 2009 from $7.1 million for the three months ended June 30, 2008. This increase is due to an increase in the average outstanding debt balance during the period as well as a decrease in the amount of interest being capitalized. On June 24, 2009, we entered into a new secured loan agreement in the aggregate principal amount of $420.0 million. A portion of the loan proceeds were used to repay the first lien and second lien credit agreements, which had a face value of $150.0 million and $100.0 million, respectively. In addition, we repaid the 9% senior convertible debt and series B notes, which had a face value of $29.1 million and $4.0 million, respectively.

Loss on Early Extinguishment of Debt.  For the three months ended June 30, 2009, we incurred a non-cash loss on the early extinguishment of our first lien and second lien credit agreements of $10.3 million.

Change in Fair Value of Derivatives.  For the three months ended June 30, 2009, we recognized a loss of $1.5 million, as compared to a gain of $5.6 million due to the changes in the fair values of our derivatives which was mainly related to our two interest rate swap agreements that became effective February 2008 (first lien) and July 2008 (second lien). In connection with the repayment of the credit agreements on June 24, 2009, the interest rate swap agreements were settled for $8.4 million.

Interest Income.  Interest income decreased $0.4 million, or 83% to $0.1 million for the three months ended June 30, 2009 from $0.5 million for the three months ended June 30, 2008. This decrease is the result of lower interest rates on our cash and cash equivalents account balances as well as a decrease in the average cash and cash equivalents balances for the period.

Other.  For the three months ended June 30, 2009, we recorded $0.5 million of other income, which was primarily attributable to foreign currency gains during the period.

Liquidity and Capital Resources

As of June 30, 2009, our principal source of liquidity was our $147.2 million in unrestricted cash and cash equivalents and our $41.8 million in accounts receivable. We anticipate that we will generate sufficient cash flows from operations to fund our capital expenditures and debt service in connection with our currently identified business objectives.

In addition, under the indenture governing our 12% senior secured notes, we may incur additional indebtedness, including up to $50.0 million under credit facilities that may be used for any purpose and up to $75.0 million of additional junior indebtedness for the purpose of financing the purchase price or cost of construction or improvement of property, plant or equipment, including the acquisition of the capital stock of an entity that becomes a restricted subsidiary. Furthermore, we may incur further indebtedness to the extent that our fixed charge coverage ratio would have been at least 2.0 to 1 on a pro forma basis (including a pro forma application of the net proceeds from this additional indebtedness) as if this indebtedness had been incurred at and as of the beginning of our most recently completed four fiscal quarters for which internal financial statements are available.

We are anticipating capital expenditures for fiscal year 2010 of approximately $90.0 to $95.0 million, with $50.0 million related to the completion of the second phase of our NCR data center campus in Culpeper, Virginia, $20.0 million to upgrade our technology and service delivery platforms, and $20.0 million to expand our footprint in Santa Clara, California and Sao Paulo, Brazil and upgrade our infrastructure in Miami, Florida.

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

Sources and Uses of Cash

Cash used in operations for the three months ended June 30, 2009 was $9.9 million as compared to cash provided by operations of $17.6 million for the three months ended June 30, 2008. The decrease in cash used in operations is mainly due to timing of debt service payments, vendor payments and collections from customers, as well as the settlement of our interest rate swap agreements.

Cash used in investing activities for the three months ended June 30, 2009 was $9.6 million compared to cash used in investing activities of $41.7 million for the three months ended June 30, 2008, a decrease of $32.1 million. This decrease is the result of higher capital expenditures mostly related to our expansion in Culpeper, Virginia and upgrades to our infrastructure in Miami, Florida and Santa Clara, California during the three months ended June 30, 2008.

Cash provided by financing activities for the three months ended June 30, 2009 was $114.6 million compared to cash used in financing activities of $0.6 million for the three months ended June 30, 2008, an increase of $115.2 million. The increase in cash provided by financing activities is primarily due to the proceeds received from our $420 million 12% Senior Secured Notes and the issuance of 4 million shares of our common stock. These proceeds were offset by the $290.9 million in repayments of the First Lien and Second Lien Credit Agreements, 9% Senior Convertible Debt and Series B Notes.

Debt Obligations

12% Senior Secured Notes

On June 24, 2009, we completed an offering of $420.0 million aggregate principal amount of 12.0% senior secured notes due in 2017, which are guaranteed by substantially all of our domestic subsidiaries. Additionally, the senior secured notes are secured by a first priority security interest in substantially all of the assets of Terremark Worldwide, Inc. and the guarantors, including the pledge of 100% of all outstanding capital stock of each of our domestic subsidiaries and 65% of all outstanding capital stock of substantially all our foreign subsidiaries. The senior secured notes were offered and sold in a private placement to qualified institutional buyers in the United States in reliance on Rule 144A under the securities act and outside the United States in reliance on Regulation S under the securities act.

The senior secured notes bear interest at 12.0% per annum, payable on December 15 and June 15 of each year, commencing December 15, 2009.

The senior secured notes are governed by an indenture, dated June 24, 2009, among Terremark Worldwide, Inc., the guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee. The senior secured notes are our general secured obligations, secured by first-priority liens on the collateral securing the senior secured notes and rank equal in right of payment with all of our existing and future senior secured indebtedness that is secured on an equal basis with the senior secured notes. To the extent that any liens on the collateral securing the senior secured notes were not perfected as of the closing date, we are obligated to use our reasonable best efforts to promptly perfect such security interests; provided we must in any event perfect such interests no later than 60 days following the closing date.

At any time prior to June 15, 2012, we may on any one or more occasions redeem up to 35% of the aggregate principal amount of Notes at a redemption price equal to 112.000% of the principal amount thereof, plus accrued and unpaid interest thereon, with the net cash proceeds of certain sales of our capital stock; provided that (i) at least 65% of the aggregate principal amount of senior secured notes remains outstanding immediately after such redemption, and (ii) the redemption occurs within 120 days of the date of the closing of such sale of our capital stock.

At any time prior to June 15, 2013, we may redeem all or a part of the senior secured notes at a redemption price equal to 100% of the principal amount of the senior secured notes redeemed plus an applicable “make-whole” premium (as defined in the indenture), as of, and accrued and unpaid interest, if any, to the redemption date.

Additionally, on or after June 15, 2013, we may redeem all or a part of the senior secured notes on any one or more occasions, at the redemption prices (expressed as percentages of principal amount of the notes to be redeemed) set forth below plus accrued and unpaid interest on the senior secured notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on June 15 of each of the years indicated below:

Year	Percentage

2013	106.000%
2014	103.000%
2015 and thereafter	100.000%

The terms of the indenture generally limit our ability and the ability of our subsidiaries to, among other things: (i) make restricted payments; (ii) incur additional debt and issue preferred or disqualified stock; (iii) create liens; (iv) create or permit to exist restrictions on our ability or the ability of our restricted subsidiaries to make certain payments or distributions; (v) engage in sale-leaseback transactions; (vi) engage in mergers or consolidations or transfer all or substantially all of our assets; (vii) make certain dispositions and transfers of assets; and (viii) enter into transactions with affiliates. Following the first day that the senior secured notes are assigned an investment grade rating by both Moody’s and S&P, and provided that no default has occurred and is continuing, certain of the restrictions will be suspended, including, but not limited to, restrictions on the incurrence of debt, restricted payments, transactions with affiliates and certain restrictions on mergers, consolidations and sales of assets.

Under the terms of the governing indenture, we may incur additional indebtedness, including up to $50.0 under credit facilities that may be used for any purpose, rank pari passu with the senior secured notes and which may be secured by parity liens on the collateral securing the senior secured notes. Also, we may incur up to $75.0 million of additional junior indebtedness for the purpose of financing the purchase price or cost of construction or improvement of property, plant or equipment, including the acquisition of the capital stock of an entity that becomes a restricted subsidiary. Any or all of this $75.0 million of additional indebtedness may be secured by parity liens on the collateral securing the senior secured notes, provided that our secured leverage ratio does not exceed 3:75 to 1 on a pro-forma basis as if we had incurred such indebtedness at and as of the beginning of our most recently completed four fiscal quarters for which internal financial statements are available. Irrespective of our leverage ratio, any or all of this $75.0 million of additional indebtedness may be secured by junior liens on the collateral securing the senior secured notes.

Any additional indebtedness permitted by the governing indenture may rank pari passu with the senior secured notes, provided that our fixed charge coverage ratio would have been at least 2.0 to 1 on a pro forma basis (including a pro forma application of the net proceeds from this additional indebtedness) as if the indebtedness had been incurred at and as of the beginning of our most recently completed four fiscal quarters for which internal financial statements are available.

In the event of a change in control, we will be required to commence and complete an offer to purchase all senior secured notes then outstanding at a price equal to 101% of their principal amount, plus accrued interest (if any), to the date of repurchase. Additionally, if we or a guarantor sell assets, all or a portion of the net proceeds of which are not reinvested in accordance with the terms of the indenture or are not used to repay certain debt, we will be required to offer to purchase an aggregate principal amount of the outstanding senior secured notes, in an amount equal to such remaining net proceeds, at a purchase price equal to 100% of the principal amount thereof, plus accrued interest and Additional Interest, if any and as defined below, to the payment date.

The indenture provides for customary events of default, which include (subject in certain cases to customary grace and cure periods), among others: nonpayment of principal or interest; breach of covenants or other agreements in the indenture; defaults under or failure to pay certain other indebtedness; the failure by us or our restricted subsidiaries to pay certain final non-appealable judgments; the failure of certain security interests in the collateral securing the senior secured notes to be in full force and effect; the failure in certain instances of any guarantee to be in full force and effect; and certain events of bankruptcy or insolvency. Generally, if an event of default occurs and is continuing under the indenture, the trustee or the holders of at least 25% in aggregate principal amount of the senior secured notes then outstanding may declare the principal of, premium, if any, and accrued interest on all the senior secured notes immediately due and payable.

The senior secured notes have not been registered under the securities act or any state securities laws and may not be sold except in a transaction registered under, or exempt from, the registration provisions of the securities act and applicable state securities laws. Under the terms of a registration rights agreement, Terremark and the guarantors have agreed for the benefit of the holders of the senior secured notes to use their best efforts to file with the Commission and cause to become effective a registration statement, or the Exchange Offer Registration Statement; The Exchange Offer Registration Statement would relate to a registered offer to exchange the senior secured notes for an issue of our senior secured notes, or the Exchange Notes, guaranteed by the guarantors, with terms identical to the senior secured notes, except that the Exchange Notes will not bear legends restricting transfer and will not contain terms providing for the payment of additional interest as described below and in the registration rights agreement. In addition, we have agreed to file, in certain circumstances, a shelf registration statement covering resales of the senior secured notes.

If the exchange offer for the senior secured notes is not completed on or prior to January 20, 2010, the interest rate on the senior secured notes will increase by 0.25% per annum for the first 90-day period thereafter, and the amount of such additional interest will increase by an additional 0.25% per annum for each subsequent 90-day period, up to a maximum of 1.0% per annum over the original interest rate on the senior secured notes. We refer to this increase in the applicable interest rate as additional interest. Additional interest will also become payable if any of the following occurs: (i) our failure to file with the Commission the Exchange Offer Registration Statement on or prior to September 22, 2009; (ii) our failure to file with the Commission a shelf registration statement on or prior to the 30th day following the occurrence of an event requiring that we file a shelf registration statement; (iii) if on or prior to December 21, 2009, neither the Exchange Offer Registration Statement nor a shelf registration statement has been declared effective by the Commission; (iv) if on or prior to January 20, 2010 a shelf registration statement, if required in lieu of Exchange Offer Registration Statement, has not been declared effective by the Commission; or (v) if either the Exchange Offer Registration Statement or a shelf registration statement that has been declared effective ceases to be effective. Additional Interest shall cease to accrue and become payable: (i) following our cure of any of the foregoing conditions, as applicable; (ii) on any Exchange Securities; (iii) on Securities that cease to be outstanding; or (iv) after the Securities (x) become freely transferable without restriction pursuant to Rule 144 under the Securities Act by persons that are not our affiliates (provided that the one-year holding period specified by Rule 144(d)(1)(ii) has been satisfied), (y) do not bear any restrictive legends and (z) do not bear a restrictive CUSIP number.

On the closing date, in connection with the grant of the security interests securing our obligations under the senior secured notes to U.S. Bank National Association, as collateral trustee, for the benefit of the holders of the senior secured notes, Terremark and the guarantors entered into each of (i) a security agreement with the collateral trustee; (ii) an intellectual property security agreement with the collateral trustee; and (iii) a collateral trust agreement with the trustee, the collateral trustee and the other secured debt representatives from time to time party to this agreement. The collateral trust agreement sets forth the terms on which the collateral trustee will receive, hold, administer, maintain, enforce and distribute the proceeds of all liens on the collateral securing the senior secured notes and the guarantees.

We used a portion of the net proceeds received from the issuance of the senior secured notes to repay in full all amounts outstanding under our $150.0 million first lien credit agreement by and among Terremark, Credit Suisse, Societe Generale and the lenders from time to time party to the agreement and our $100.0 million second lien credit agreement among Terremark and Credit Suisse, together with all interest accrued thereon. Upon effecting this repayment, each of these credit agreements was terminated. Also terminated were the documents and instruments related to the credit agreements under the terms of which we had granted for the benefit of the lenders under the credit agreements a first priority security interest, in the case of the first lien credit agreement, and a second priority security interest, in the case of the second lien credit agreement, in substantially all of our and our domestic subsidiaries’ assets, including a pledge of 65% of all of the equity interests in substantially all of our foreign subsidiaries. Those provision of the credit agreements and the other related documents that expressly provide for the survival of obligations under these documents will survive the termination of such agreements.

In connection with the repayment, we paid a 2.0% call premium in an amount equal to approximately $2.2 million in respect of the amounts outstanding under the second lien credit agreement. Additionally, we paid approximately $8.4 million in connection with the termination of certain interest rate swap agreements that we had entered into in connection with the credit agreements.

Senior Secured Credit Facilities

On June 24, 2009, in connection with the offering of the 12% Senior Secured Notes, we repaid all the outstanding obligations related to our first lien and second lien credit agreements. On the date of the transaction, we paid $4.1 million to the holders which represented the principal amount, payment in kind and any unpaid or accrued interest. See “12% Senior Secured Notes” above.

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

Debt Covenants

The provisions of our debt contain a number of covenants that limit or restrict our ability to incur more debt or liens, pay dividends, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or use asset sale proceeds, make acquisitions or investments, enter into hedging activities, make capital expenditures and repurchase stock, subject to financial measures and other conditions. Our ability to incur additional indebtedness and liens and make certain restricted payments and investments depend on our ability to achieve the financial ratios provided in the indenture governing our senior secured notes. See Note 8 “Secured Loans,” in the accompanying condensed consolidated financial statements.

Our failure to comply with the obligations in the senior secured notes could result in an event of default under these new credit facilities, which, if not cured or waived, could permit acceleration of the indebtedness or other indebtedness which could have a material adverse effect on us.

Guarantees and Commitments

We lease space for our operations, office equipment and furniture under non-cancelable operating leases. Some equipment is also leased under capital leases, which are included in leasehold improvements, furniture and equipment.

The following table represents the minimum future operating and capital lease payments for these commitments, as well as the combined aggregate maturities (principal, interest and maintenance) for the following obligations for each of the fiscal years ended (in thousands):

	Capital Lease	Operating	Convertible	Secured
	Obligations	Leases	Debt	Loans	Total

2010 (nine months remaining)	$3,290	$8,718	$1,894	$24,080	$37,982
2011	3,757	11,073	3,789	50,400	69,019
2012	2,151	10,961	3,789	50,400	67,301
2013	495	8,159	3,789	50,400	62,843
2014	12	8,415	59,086	50,400	117,913
2015 and thereafter	—	41,488	—	596,400	637,888

	$9,705	$88,814	$72,347	$822,080	$992,946

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

At June 30, 2009, our exposure to market risk related primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of short-term fixed interest rate securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material impact on the fair value of our investment portfolio.

We have not entered into any financial instruments for trading purposes. However, the estimated fair value of the derivatives embedded within our 6.625% Senior Convertible Notes create a market risk exposure resulting from changes in the price of our common stock, interest rates and our credit rating. We do not expect in the near term significant changes in the two-year historical volatility of our common stock used to calculate the estimated fair value of the embedded derivatives. We do not expect the change in the estimated fair value of the embedded derivative to significantly affect our results of operations and it will not impact our cash flows.

Our 12% Senior Secured Notes and 6.625% Senior Convertible Notes have fixed interest rates and, accordingly, are not exposed to market risk resulting from changes in interest rates. However, the fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair market value of the fixed interest rate debt but do not impact our earnings or cash flows.

Our carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable approximations of their fair value.

For the three months ended June 30, 2009, approximately 87% of our recognized revenue has been denominated in U.S. dollars, generated mostly from customers in the U.S., and our exposure to foreign currency exchange rate fluctuations has been minimal. In the future, a larger portion of our revenues may be derived from operations outside of the U.S. and may be denominated in foreign currency. As a result, future operating results or cash flows could be impacted due to currency fluctuations relative to the U.S. dollar.

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

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, Terremark carried out an evaluation, under the supervision and with the participation of Terremark’s management, including Terremark’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Terremark’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of

1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2009, Terremark’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed in the reports Terremark files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

(b)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

For the three months ended June 30, 2009, we incurred a net loss of $15.2 million, included a $10.3 non-cash loss on the early extinguishment of debt. For the years ended March 31, 2009, 2008, and 2007, we incurred net losses of $10.6 million, $42.2 million and $15.0 million, respectively. The net loss for year ended March 31, 2009 included a $3.9 million non-cash loss on change in fair value of derivatives. The net loss for the year ended March 31, 2008 included a $26.9 million non-cash loss on the early extinguishment of debt. We are currently investing heavily in the completion of the second phase of our NCR data center campus in Culpeper, Virginia, to upgrade our technology and service delivery platforms and to support our infrastructure and expansion in Santa Clara, California, Sao Paulo, Brazil and Miami, Florida. As a result, we will incur higher depreciation and other operating expenses that will negatively impact our ability to achieve and sustain profitability unless and until these new facilities generate enough revenue to exceed their operating costs and cover additional overhead needed to scale our business to this anticipated growth. Although our goal is to achieve profitability, there can be no guarantee that we will become profitable, and we may continue to incur additional losses. Even if we achieve profitability, given the competitive nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our continuing losses may limit our ability to raise needed financing, or to do so on favorable terms, as those losses are taken into account by the organizations that issue investment ratings on our indebtedness.

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

For the three months ended June 30, 2009 and the fiscal year ended March 31, 2009, revenues under contracts with the federal sector constituted approximately 22% and 24%, respectively, of our revenues. Generally, U.S. government contracts are subject to oversight audits by government representatives, to profit and cost controls and limitations, and to provisions permitting modification or termination, in whole or in part, without prior notice, at the government’s convenience. In some cases, government contracts are subject to the uncertainties surrounding congressional appropriations or agency funding. Government contracts are also subject to specific procurement regulations. Failure to comply with these regulations and requirements could lead to suspension or debarment from future government contracting for a period of time, which could limit our growth prospects and adversely affect our business, results of operations and financial condition. Government contracts typically have an initial term of one year. Renewal periods are exercisable at the discretion of the U.S. government. We may not be successful in winning contract awards or renewals in the future. Our failure to renew or replace U.S. government contracts when they expire could have a material adverse effect on our business, financial condition, or results of operations.

We derive a significant portion of our revenues from a few clients; accordingly, a reduction in our clients’ demand for our services or the loss of clients could impair our financial performance.

For the three months ended June 30, 2009 and June 30, 2008, we derived approximately 22% and 18% of our revenues and for the years ended March 31, 2009 and 2008 we derived approximately 24% and 22% of our revenues from the federal sector, respectively. Because we derive a large percentage of our revenues from a few major customers, our revenues could significantly decline if we lose one or more of these customers or if the amount of business we obtain from them is reduced.

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

For the three months ended June 30, 2009 and June 30, 2008, 13% and 14% of our total revenue and for each of the years ended March 31, 2009 and 2008, 13% of our total revenue was generated in countries outside of the United States, respectively. Some risks inherent in conducting business internationally include:

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

Our substantial leverage may impair our cash flow and financial condition and prevent us from fulfilling our obligations under the notes.

We have a substantial amount of indebtedness. As of March 31, 2009, we had debt totaling approximately $349.0 million, of which $36.1 million was current and payable during the twelve months ending March 31, 2010. As of June 30, 2009, we have debt totaling approximately $451.1 million, of which $2.9 million is current and payable during the twelve months ending June 30, 2010. For a description of our outstanding debt, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Our substantial indebtedness could have important consequences, including, but not limited to:

•	making it more difficult for us to satisfy our obligations and comply with other restrictions under our notes and our other indebtedness;

•	increasing our vulnerability to general adverse economic and industry conditions by making it more difficult for us to react quickly to changing conditions;

•	limiting our ability to obtain additional or favorable financing to fund future working capital, capital expenditures, debt service requirements, acquisitions and other general corporate purposes;

•	requiring that we use a substantial portion of our cash flow from oper principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business, and the industry in which we operate; and

•	placing us at a competitive disadvantage to those of our competitors that have less indebtedness.

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

Despite our current level of indebtedness, we may still be able to incur substantially more indebtedness, which could further exacerbate the risks associated with our substantial leverage.

Subject to specified limitations, the indenture governing our senior secured notes permits us to incur substantial additional indebtedness, including indebtedness secured equally and ratably by first priority liens on the same collateral securing the notes. In addition, any future credit facility or other agreement governing our indebtedness may allow us to incur additional indebtedness, including secured indebtedness. If new indebtedness is added to our current indebtedness, the risks described above could intensify.

We will require a significant amount of cash to fund our debt service, working capital needs and our expansion plans, and our ability to generate sufficient cash depends upon many factors, some of which are beyond our control

Our ability to make payments on our indebtedness, including the senior secured notes, fund working capital needs and fulfill our expansion plans depends on our ability to generate adequate cash flow. To some extent, our ability to generate adequate cash flow is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations at sufficient levels or that our cash needs will not increase. If we are unable to generate sufficient cash flow from operations to service our indebtedness and meet our other needs, we may have to refinance all or a portion of our existing indebtedness, or obtain additional financing. Alternatively, we may have to reduce expenditures that we deem necessary to our business or sell assets, which may further reduce our ability to generate cash and may reduce the amount of collateral securing the notes. We cannot assure you that any or all of these actions will be sufficient to allow us to service our debt obligations or that any additional financing could be obtained on commercially reasonable terms or at all.

Covenant restrictions under our indebtedness may limit our ability to operate our business.

The indenture that governs our senior secured notes contains, and future financing agreements may contain, covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities. The indenture governing our senior secured notes restricts, among other things, our ability and the ability of our subsidiaries to:

•	make restricted payments;

•	incur additional debt and issue preferred or disqualified stock;

•	create liens;

•	create or permit to exist restrictions on our ability or the ability of our restricted subsidiaries to make

•	certain payments or distributions;

•	engage in sale-leaseback transactions;

•	engage in mergers or consolidations or transfer all or substantially all of our assets;

•	make certain dispositions and transfers of assets; and

•	enter into transactions with affiliates.

Our ability to comply with these covenants may be affected by many events beyond our control, and we may not be able to comply with these covenants, or in the event of default, to remedy that default. Our failure to comply with the covenants under the notes could result in a default, which could cause our senior secured notes (and by reason of cross-acceleration provisions, our other indebtedness) to become immediately due and payable.

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

The market for our equity securities has been extremely volatile (ranging from $1.85 per share to $7.67 per share during the 52-week trading period ending June 30, 2009). Our stock price could suffer in the future as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter. The factors that could cause the price of our common stock in the public market to fluctuate significantly include the following:

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

The sale or availability for sale of substantial amounts of our common stock could adversely impact its price. Our certificate of incorporation authorizes us to issue 100,000,000 shares of common stock. On June 30, 2009, there were approximately 64.2 million shares of our common stock outstanding and approximately 11.1 million shares of our common stock reserved for issuance pursuant to our 6.625% Senior Convertible Notes, Series I convertible preferred stock, options, nonvested stock and warrants to purchase our common stock, which consist of :

•	4,575,200 shares of our common stock reserved for issuance upon conversion of our 6.625% Senior Convertible Notes;

•	1,041,333 shares of our common stock reserved for issuance upon conversion of our Series I convertible preferred stock;

•	2,381,018 shares of our common stock issuable upon exercise of options;

•	1,075,403 shares of our nonvested stock; and

•	2,012,828 shares of our common stock issuable upon exercise of warrants.

Accordingly, a substantial number of additional shares of our common stock are likely to become available for sale in the foreseeable future, which may have an adverse impact on our stock price.

Our common shares are thinly traded and, therefore, relatively illiquid.

As of June 30, 2009, we had 64,217,271 common shares outstanding. While our common shares trade on the NASDAQ, our stock is thinly traded (approximately 0.3%, or 204,258 shares, of our stock traded on an average daily basis during the twelve months ended June 30, 2009) and you may have difficulty in selling your shares quickly. The low trading volume of our common stock is outside of our control, and may not increase in the near future or, even if it does increase in the future, may not be maintained.

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

We have no intention in the foreseeable future to pay any cash dividends on our common stock in accordance with the terms of our new credit facilities. Furthermore, unless we satisfy specified financial ratio covenants we may not pay cash or stock dividends without the written consent of our note holders. Further, the terms of our Series I convertible preferred stock provide that, in the event we pay any dividends on our common stock, an additional dividend must be paid with respect to all of our outstanding Series I convertible preferred stock in an amount equal to the aggregate amount of dividends that would be owed for all shares of commons stock into which the shares of Series I convertible preferred stock could be converted at such time. Therefore, an investor in our common stock will obtain an economic benefit from the common stock only after an increase in its trading price and only by selling the common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 29, 2009, VMware Bermuda Limited, a wholly-owned subsidiary of VMware, Inc., a global leader in virtualization solutions from the desktop to the data center, acquired a $20 million equity stake in Terremark. VMware purchased 4 million shares, or a 5% fully-diluted equity interest in the Company, at a premium to our closing share price prior to announcement. In connection with the offer and sale of these shares to VMware, we relied on the exemption from registration provided by Section 4(2) of the securities act and Rule 506 under the securities act. Based upon the representations and warranties set forth in the governing subscription agreement, we believe that VMware is an “accredited investor” as such term is defined in Rule 501(a) under the securities act. In compliance with the terms of registration rights provisions set forth in the governing subscription agreement, on July 1, 2009, we filed with the Commission a registration statement covering the resale of the shares purchased by VMware. The Commission declared this registration statement effective on July 15, 2009.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of August, 2009.

TERREMARK WORLDWIDE, INC.

By:	/s/ MANUEL D. MEDINA
Manuel D. Medina
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2009

By:	/s/ JOSE A. SEGRERA
Jose A. Segrera
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 10, 2009