Form 10-Q
period 2009-09-30
TERREMARK WORLDWIDE INC.
filed 2009-11-09
CIK 912890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class	Outstanding at October 31, 2009

Common stock, $0.001 par value per share	64,748,191

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	March 31,
	2009	2009

ASSETS
Current assets:
Cash and cash equivalents	$130,724	$51,786
Restricted cash	—	1,107
Accounts receivable, net	37,677	35,816
Current portion of capital lease receivables	675	631
Prepaid expenses and other current assets	11,276	8,615

Total current assets	180,352	97,955
Restricted cash	2,005	1,484
Property and equipment, net	327,488	301,002
Debt issuance costs, net	3,362	7,409
Other assets	11,348	8,907
Capital lease receivables, net of current portion	249	454
Intangibles, net	11,879	12,992
Goodwill	86,139	86,139

Total assets	$622,822	$516,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations and secured loans	$3,068	$3,823
Accounts payable and other current liabilities	64,118	60,352
Current portion of convertible debt	—	32,376

Total current liabilities	67,186	96,551
Secured loans, less current portion	387,596	252,728
Convertible debt, less current portion	57,192	57,192
Deferred rent and other liabilities	16,114	19,133
Deferred revenue	8,028	7,740

Total liabilities	536,116	433,344

Commitments and contingencies	—	—

Stockholders’ equity:
Series I convertible preferred stock: $.001 par value, 312 shares issued and outstanding (liquidation value of approximately $8.0 million)	—	—
Common stock: $.001 par value, 100,000,000 shares authorized; 64,683,451 and 59,740,750 shares issued and outstanding	65	60
Common stock warrants	8,927	8,960
Additional paid-in capital	452,591	428,251
Accumulated deficit	(375,408)	(352,994)
Accumulated other comprehensive gain (loss)	531	(1,279)

Total stockholders’ equity	86,706	82,998

Total liabilities and stockholders’ equity	$622,822	$516,342

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$135,564	$115,697	$69,803	$59,581

Expenses:
Cost of revenues, excluding depreciation and amortization	76,482	67,217	39,757	35,130
General and administrative	16,715	19,950	8,479	11,000
Sales and marketing	12,375	12,478	6,099	6,759
Depreciation and amortization	17,766	12,548	8,894	6,904

Total operating expenses	123,338	112,193	63,229	59,793

Income (loss) from operations	12,226	3,504	6,574	(212)

Other (expenses) income:
Interest expense	(22,993)	(13,647)	(13,929)	(6,596)
Loss on early extinguishment of debt	(10,275)	—	—	—
Change in fair value of derivatives	(1,439)	4,153	61	(1,481)
Interest income	212	755	119	207
Other	755	—	265	—

Total other expenses	(33,740)	(8,739)	(13,484)	(7,870)

Loss before income taxes	(21,514)	(5,235)	(6,910)	(8,082)
Income tax expense	(900)	(795)	(326)	(94)

Net loss	(22,414)	(6,030)	(7,236)	(8,176)
Preferred dividend	(469)	(391)	(235)	(195)

Net loss attributable to common stockholders	$(22,883)	$(6,421)	$(7,471)	$(8,371)

Net loss per common share:
Basic and diluted	$(0.36)	$(0.11)	$(0.12)	$(0.14)

Weighted average common shares outstanding — basic and diluted	63,050	59,245	64,669	59,304

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

		Common
		Stock Par					Accumulated
	Preferred	Value		Common	Additional		Other
	Stock	Issued		Stock	Paid-In	Accumulated	Comprehensive
	Series I	Shares	Amount	Warrants	Capital	Deficit	(Loss) Income	Total

Balance at March 31, 2009	$—	59,741	$60	$8,960	$428,251	$(352,994)	$(1,279)	$82,998
Components of comprehensive (loss) income:
Net loss	—	—	—	—	—	(22,414)	—	(22,414)
Foreign currency translation adjustment	—	—	—	—	—	—	1,810	1,810

Total comprehensive loss								(20,604)
Expiration of warrants	—	—	—	(33)	33	—	—	—
Dividends on preferred stock	—	—	—	—	(469)	—	—	(469)
Issuance of common stock in connection with a private placement	—	4,000	4	—	19,931	—	—	19,935
Issuance of common stock in settlement of share-based awards	—	942	1	—	2,403	—	—	2,404
Share-based compensation	—	—	—	—	2,442	—	—	2,442

Balance at September 30, 2009	$—	64,683	$65	$8,927	$452,591	$(375,408)	$531	$86,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(22,414)	$(6,030)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,766	12,548
Loss on early extinguishment of debt	10,275	—
Change in fair value of derivatives	1,439	(4,153)
(Gain) loss on currency translation effect	(729)	186
Accretion on debt, net	1,433	1,639
Amortization of debt issue costs	639	1,064
Provision for doubtful accounts	569	1,064
Interest payment in kind on secured loans and convertible debt	395	2,386
Share-based compensation	4,148	3,158
Settlement of interest rate swaps	(8,360)	—
(Increase) decrease in:
Accounts receivable	(1,747)	10,943
Capital lease receivables, net of unearned interest	127	1,096
Restricted cash	586	(1,079)
Prepaid expenses and other assets	(2,320)	(1,897)
Increase (decrease) in:
Accounts payable and other current liabilities	3,701	2,599
Deferred revenue	1,771	3,065
Deferred rent and other liabilities	2,893	713

Net cash provided by operating activities	10,172	27,302

Cash flows from investing activities:
Purchase of property and equipment	(42,829)	(63,286)

Net cash used in investing activities	(42,829)	(63,286)

Cash flows from financing activities:
Payment on secured loans and convertible debt	(290,930)	—
Payment on loans and mortgage payable	—	(375)
Payments of preferred stock dividends	(456)	(391)
Payments of debt issuance costs	(3,360)	(61)
Proceeds from issuance of secured notes	386,963	—
Payments under capital lease obligations	(1,587)	(949)
Proceeds from issuance of common stock	19,953	3

Net cash provided by (used in) financing activities	110,583	(1,773)

Effect of foreign currency exchange rates on cash and cash equivalents	1,012	(452)

Net increase (decrease) in cash and cash equivalents	78,938	(38,209)
Cash and cash equivalents at beginning of period	51,786	96,990

Cash and cash equivalents at end of period	$130,724	$58,781

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

Use of estimates

The Company prepares its financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Key estimates include: revenue recognition and allowance for bad debts, derivatives, income taxes, share-based compensation, impairment of long-lived assets, intangibles and goodwill. Estimates are based on historical experience and on various other assumptions that Terremark believes to be reasonable under the circumstances, the results of which form the basis for judgments about results and the carrying values of assets and liabilities. Actual results could differ from such estimates.

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

The Company may enter into revenue arrangements which consist of more than one element such as equipment, installation and colocation or hosting services. For these multiple deliverable arrangements, the Company allocates revenue between the elements based on acceptable fair value allocation methodologies, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered items. The fair value of the undelivered elements is determined by the price charged when the element is sold separately, or in cases when the item is not sold separately, by using other acceptable objective evidence. Management applies judgment to ensure appropriate application of revenue recognition for revenue arrangements with multiple deliverables, including the determination of whether delivered items have standalone value, and the determination of fair value for the multiple deliverables, among others. For those arrangements where the deliverables do not qualify as a separate unit of accounting, revenue from all deliverables are treated as one accounting unit and recognized ratably over the term of the arrangement.

Significant concentrations

The federal sector accounted for revenues of approximately 22% for the six and three months ended September 30, 2009, respectively. The federal sector accounted for revenues of approximately 17% and 19% for the six and three months ended September 30, 2008, respectively. No other customer accounted for more than 10% of revenues for the six and three months ended September 30, 2009 and 2008.

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

The Company entered into two interest rate swap agreements as required under the provisions of the $250 million mortgage loan entered into on July 31, 2007. The interest rate swaps were settled on June 24, 2009. See Note 10.

The Company’s 6.625% Senior Convertible Notes, due June 15, 2013, (the “6.625% Senior Convertible Notes”) contain embedded derivatives that require separate valuation from the 6.625% Senior Convertible Notes. The Company recognizes these derivatives as assets or liabilities in its balance sheet, measures them at their estimated fair value, and recognizes changes in their estimated fair value in earnings in the period of change.

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

Share-based compensation

The fair value of stock option and nonvested stock awards with only service conditions, which are subject to graded vesting, are expensed on a straight-line basis over the vesting period of the awards.

Tax benefits resulting from tax deductions in excess of share-based compensation expense recognized under the fair value method (windfall tax benefits) are credited to additional paid-in capital. Realized tax shortfalls are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense.

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

Other comprehensive income (loss)

Other comprehensive income (loss) presents a measure of all changes in stockholders’ equity except for changes resulting from transactions with stockholders in their capacity as stockholders. Other comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments, and is presented in the accompanying condensed consolidated statement of changes in stockholders’ equity.

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

Construction in progress

Construction in progress is stated at its original cost and includes direct and indirect expenditures associated with the expansion of the Company’s data center footprint and upgrades to infrastructure of current data center footprint. In addition, the Company has capitalized certain interest costs during the construction

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

phase. Once an expansion project becomes operational, these capitalized costs are allocated to certain property and equipment categories and are depreciated at the appropriate rates consistent with the estimated useful life of the underlying assets. Interest incurred is capitalized if certain criteria are met. The following table sets forth total interest cost incurred and total interest cost capitalized (in thousands):

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Interest expense	$22,993	$13,647	$13,929	$6,596
Interest capitalized	631	3,498	455	2,039

Interest charges incurred	$23,624	$17,145	$14,384	$8,635

Fair value of financial instruments

The Company’s short-term financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value. The fair value of capital lease obligations is based on management estimates and reasonably approximates their book value after comparison to obligations with similar interest rates and maturities. The fair value of the Company’s redeemable preferred stock is estimated to be its liquidation value, which includes accumulated and unpaid dividends. The fair value of the Company’s secured loans (see Note 8) and convertible debt (see Note 9), which, at this time, are not actively traded in the market, are estimated by considering the Company’s credit rating, current rates available to the Company for similar debt and the Company’s stock price volatility. The fair value of secured loans and convertible debt as of September 30, 2009 and March 31, 2009 is as follows (in thousands):

	September 30, 2009		March 31, 2009
	Book Value	Fair Value	Book Value	Fair Value

Secured loans:
12% Senior secured notes	$387,596	$464,967	$—	$—
First lien agreement, including current portion	—	—	146,826	140,251
Second lien agreement	—	—	107,401	101,499
Convertible debt:
6.625% Senior convertible debt	57,192	53,485	57,192	59,171
9% Senior convertible debt, current portion	—	—	28,268	30,267
0.5% Senior subordinated convertible debt, current portion	—	—	4,108	3,997

The book value for the Company’s secured loans and convertible debt is net of the unamortized discount to debt principal. See Notes 8 and 9.

Fair value measurements

The Company carries various assets and liabilities at fair value in the accompanying condensed consolidated balance sheets. Fair value is defined as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Three levels of inputs that may be used to measure fair value are as follows:

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

The table below summarizes the fair values of our financial assets (liabilities) as of September 30, 2009 (in thousands):

	Fair Value at	Fair Value Measurement Using
	September 30, 2009	Level 1	Level 2	Level 3

Money market fund	$113,154	$113,154	$—	$—
Embedded derivatives	(271)	—	—	(271)

	$112,883	$113,154	$—	$(271)

The following is a description of the valuation methodologies used for these items, as well as the general classification of such items:

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

Recent accounting pronouncements

In December 2007, the FASB issued accounting guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other requirements, the guidance clarifies that a noncontrolling interest in a subsidiary, which was previously

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

referred to as minority interest, is to be reported as a separate component of equity in the consolidated financial statements. The guidance also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the consolidated statement of income. The guidance must be applied prospectively for fiscal years, and interim periods within those fiscal years, beginning in the Company’s fiscal 2010, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. The Company adopted this guidance on April 1, 2009. The adoption did not have any impact on the Company’s financial position, results of operations or cash flow.

In April 2008, the FASB issued guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance is effective for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. The Company adopted this guidance on April 1, 2009. The adoption did not have an impact on the Company’s financial position, results of operations or cash flow.

In May 2009, the FASB issued guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance will be effective for interim and annual financial periods ending after June 15, 2009. The Company adopted this guidance during the three months ended June 30, 2009 and evaluated subsequent events through the issuance date of the financial statements. The adoption of this guidance did not have any impact on the Company’s financial position, results of operations or cash flow.

In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Company adopted this guidance during the three months ended September 30, 2009 and its adoption did not have any impact on the Company’s financial position, results of operations or cash flow.

In October 2009, the FASB issued guidance which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately, rather than as a combined unit. The guidance is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s consolidated financial statements, if any.

3.	Accounts Receivable

	September 30,	March 31,
	2009	2009

Accounts receivable, net, consists of (in thousands):
Accounts receivable	$26,829	$32,575
Unbilled revenue	11,590	5,312
Allowance for doubtful accounts	(742)	(2,071)

	$37,677	$35,816

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Unbilled revenue consists of revenues earned for which the customer has not been billed.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4.	Prepaid Expenses and Other Assets

	September 30,	March 31,
	2009	2009

Prepaid expenses and other assets consists of (in thousands):
Prepaid expenses	$3,581	$2,278
Deferred installation costs	8,282	6,878
Deposits	4,163	3,874
Deferred rent	1,324	1,264
Deferred tax asset	862	862
Interest and other receivables	306	358
Other	4,106	2,008

	22,624	17,522
Less: current portion	(11,276)	(8,615)

	$11,348	$8,907

5.	Property and Equipment

	September 30,	March 31,
	2009	2009

Property and equipment, net, consists of (in thousands):
Land	$18,336	$18,336
Building	110,018	107,171
Building and leasehold improvements	80,015	75,395
Machinery	126,722	117,168
Equipment, furniture and fixtures	70,324	54,169
Construction in progress	17,554	7,160

	422,969	379,399
Less: accumulated depreciation and amortization	(95,481)	(78,397)

	$327,488	$301,002

Depreciation and amortization expense was $16.7 million and $8.4 million for the six and three months ended September 30, 2009, respectively. Depreciation and amortization expense was $12.5 million and $6.9 million for the six and three months ended September 30, 2008, respectively.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.	Intangibles

	Amortization	September 30,	March 31,
	Period (Years)	2009	2009

Intangibles, net, consist of (in thousands):
Customer base	8-10	$8,300	$8,300
Technology	4-5	6,400	6,400
Trademarks	—	4,100	4,100
Non-compete agreements	3	100	100

		18,900	18,900
Less: accumulated amortization		(7,021)	(5,908)

		$11,879	$12,992

The Company expects to record amortization expense associated with these intangible assets as follows for each of the fiscal years ended (in thousands):

	Customer		Non-Compete
	Base	Technology	Agreements

2010 (six months remaining)	$496	$648	$17
2011	993	800	5
2012	993	800	—
2013	993	120	—
2014	937	—	—
2015 and thereafter	977	—	—

	$5,389	$2,368	$22

Amortization of intangibles was $1.1 million and $0.5 million for the six and three months ended September 30, 2009, respectively. Amortization of intangibles was $1.2 million and $0.6 million for the six and three months ended September 30, 2008, respectively, and is included in depreciation and amortization in the Company’s condensed consolidated financial statements.

7.	Accounts Payable and Other Current Liabilities

	September 30,	March 31,
	2009	2009

Accounts payable and other current liabilities consists of (in thousands):
Accounts payable	$22,809	$30,739
Accrued expenses	15,891	15,918
Current portion of deferred revenue	7,532	6,904
Interest payable	14,685	4,835
Customer prepayments	3,201	1,956

	$64,118	$60,352

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

8.	Secured Loans

	September 30,	March 31,
	2009	2009

Secured loans consists of (in thousands):
12% Senior Secured Notes, due June 15, 2017. Interest is payable semi-annually, on December 15 and June 15 (Effective interest rate of 13.8%)	$387,596	$—
First Lien Credit Agreement, due August 15, 2012. Principal of $375,000 was payable quarterly. Interest was payable monthly at Eurodollar plus 3.75% at the election of the Company. (Effective interest rate of 6.1%)	—	146,826
Second Lien Credit Agreement, due February 2, 2013. Interest was payable at Eurodollar plus 7.75% at the election of the Company. (Effective interest rate of 10.1%)	—	107,402

	387,596	254,228
Less: current portion	—	(1,500)

	$387,596	$252,728

On June 24, 2009 (the “Closing Date”), the Company issued an aggregate principal amount of $420.0 million of 12% Senior Secured Notes, due June 15, 2017, which are guaranteed by substantially all of the Company’s domestic subsidiaries (the “Guarantors”). See Note 19. Additionally, the 12% Senior Secured Notes are secured by a first priority security interest in substantially all of the assets of the Company and the Guarantors, including the pledge of 100% of all outstanding capital stock of each of the Company’s domestic subsidiaries and 65% of all outstanding capital stock of substantially all of the Company’s foreign subsidiaries, subject to certain customary exceptions relating to our ability to remove the pledge with respect to certain significant subsidiaries which would otherwise result in additional audit requirements under SEC accounting rules. The 12% Senior Secured Notes were offered and sold in a private placement to qualified institutional buyers in the United States in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States in reliance on Regulation S under the Securities Act. The 12% Senior Secured Notes bear interest at 12.0% per annum, payable on December 15 and June 15 of each year.

The loan proceeds were used to satisfy and repay all of the Company’s outstanding secured indebtedness, including (i) loans under the First Lien Credit Agreement, with a face value of $150 million, due August 15, 2012, (ii) loans under the Second Lien Credit Agreement, with a face value of $100 million, due February 2, 2013 and (iii) $8.4 million for the settlement of the two interest rate swap agreements that were entered into in connection with the Credit Agreements. The Company paid prepayment premiums of $2.2 million to the holders of the Second Lien Credit Agreement in connection with this financing transaction.

The exchange of $150 million of the First Lien Credit Agreement and $100 million of the Second Lien Credit Agreement were accounted for as an early extinguishment of debt and the 12% Senior Secured Notes were accounted for as a new debt instrument at $387.0 million, net of original issue discount of $33.0 million that includes $12.5 million in fees paid to initial purchasers of the notes. The exchange of debt instruments resulted in a loss on the early extinguishment of debt of $10.3 million. The loss included $7.0 million of unamortized deferred financing costs, $2.3 million of prepayment penalties related to the Second Lien Credit Agreement, breakage fees related to the settlement of the interest rate swaps and $1.0 million of unamortized discount. In addition, the Company recorded $3.4 million of debt issuance costs related to the 12% Senior Secured Notes. For the six months ended September 30, 2009, the Company amortized $0.6 million of the original issue discount into interest expense. For the six months ended September 30, 2009, the Company amortized $0.1 million of the debt issuance costs into interest expense.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The 12% Senior Secured Notes were issued pursuant to an indenture, dated June 24, 2009 (the “Indenture”), among the Company, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The terms of the Indenture generally limit the Company’s ability and the ability of the Company’s subsidiaries to, among other things: (i) make restricted payments; (ii) incur additional debt and issue preferred or disqualified stock; (iii) create liens; (iv) create or permit to exist restrictions on the Company’s ability or the ability of the Company’s restricted subsidiaries to make certain payments or distributions; (v) engage in sale-leaseback transactions; (vi) engage in mergers or consolidations or transfer all or substantially all of the Company’s assets; (vii) make certain dispositions and transfers of assets; and (viii) enter into transactions with affiliates. Any additional indebtedness permitted by the Indenture may rank pari passu with the 12% Senior Secured Notes, provided that the Company’s fixed charge coverage ratio would have been at least 2.0 to 1 on a pro forma basis (including a pro forma application of the net proceeds) as if such indebtedness had been incurred at and as of the beginning of the Company’s most recently completed four fiscal quarters for which internal financial statements are available. If there is a change of control, the Company is required to offer to repurchase all or any part of the notes in cash equal to not less than 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest on the notes repurchased to the date of repurchase. Additionally, if the Company or a Guarantor sells assets, all or a portion of the net proceeds of which are not reinvested in accordance with the terms of the Indenture or are not used to repay certain debt, the Company will be required to offer to purchase an aggregate principal amount of the outstanding 12% Senior Secured Notes, in an amount equal to such remaining net proceeds, at a purchase price equal to 100% of the principal amount thereof, plus accrued interest and Additional Interest (if any and as defined below), to the payment date. The Indenture provides for customary events of default.

At any time prior to June 15, 2012, the Company may on any one or more occasions redeem up to 35% of the aggregate principal amount of 12% Senior Secured Notes at a redemption price equal to 112.0% of the principal amount, plus accrued and unpaid interest to the applicable redemption date, with the net cash proceeds of certain equity offerings; provided that (i) at least 65% of the aggregate principal amount of aggregate principal amount of notes remains outstanding immediately after such redemption, and (ii) the redemption occurs within 120 days of the date of the closing of such equity offering. At any time prior to June 15, 2013, the Company may redeem all or a part of the 12% Senior Secured Notes at a redemption price equal to 100% of the principal amount of the 12% Senior Secured Notes redeemed plus an applicable “make-whole” premium (as defined in the Indenture), as of, and accrued and unpaid interest, if any, to the applicable redemption date. Additionally, on or after June 15, 2013, the Company may redeem all or a part of the Notes on any one or more occasions, at the redemption prices (expressed as percentages of principal amount of the notes to be redeemed) set forth below plus accrued and unpaid interest on the Notes redeemed, to the applicable redemption date, if redeemed during the 12-month period beginning on June 15 of each of the years indicated below:

Year	Percentage

2013	106%
2014	103%
2015 and thereafter	100%

Pursuant to the Indenture, the Company may incur certain additional indebtedness, including up to $50 million under credit facilities that may be used for any purpose, rank pari passu with the Notes and which may be secured by parity liens on the collateral securing the Notes. Also, the Company may incur up to $75 million of additional junior indebtedness for the purpose of financing the purchase price or cost of construction or improvement of property, plant or equipment, including the acquisition of the capital stock of an entity that becomes a restricted subsidiary. Any or all of such $75 million of additional indebtedness may be secured by parity liens on the collateral securing the Notes, provided that our secured leverage ratio does not exceed 3:75 to 1 on a pro-forma basis as if the Company had incurred such indebtedness at and as of the beginning of our most recently completed four fiscal quarters for which internal financial statements are

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

available. Irrespective of our leverage ratio, any or all of such $75 million of additional indebtedness may be secured by junior liens on the collateral securing the Notes.

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

The 12% Senior Secured Notes have not been registered under the Securities Act or any state securities laws and may not be sold except in a transaction registered under, or exempt from, the registration provisions of the Securities Act and applicable state securities laws. On the Closing Date, the Company and the Guarantors entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company and the Guarantors have agreed for the benefit of the holders of the 12% Senior Secured Notes that the Company would use their best efforts to file with the Securities and Exchange Commission (the “Commission”) and cause to become effective a registration statement (the “Exchange Offer Registration Statement”) with respect to a registered offer to exchange the Securities for an issue of the Company’s senior secured notes (the “Exchange Notes”) guaranteed by the Guarantors (the “Exchange Note Guarantees” and, together with the Exchange Notes, the “Exchange Securities”) with terms identical to the 12% Senior Secured Notes, except that the Exchange Notes will not bear legends restricting transfer and will not contain terms providing for the payment of additional interest as described below and in the Registration Rights Agreement. In addition, the Company has agreed to file, in certain circumstances, a shelf registration statement covering resales of the Securities. If the exchange offer for the 12% Senior Secured Notes is not completed on or prior to January 20, 2010, the applicable interest rate will increase by 0.25% per annum for the first 90-day period thereafter, and the amount of such additional interest will increase by an additional 0.25% per annum for each subsequent 90-day period, up to a maximum of 1.0% per annum over the original interest rate (“Additional Interest”). Additional interest will also become payable if any of the following occurs: (i) our failure to file with the Securities and Exchange Commission (the “Commission”) the Exchange Offer Registration Statement on or prior to September 22, 2009; (ii) our failure to file with the Commission a shelf registration statement on or prior to the 30th day following the occurrence of an event requiring that we file a shelf registration statement; (iii) if on or prior to December 21, 2009, neither the Exchange Offer Registration Statement nor a shelf registration statement has been declared effective by the Commission; (iv) if on or prior to January 20, 2010 a shelf registration statement, if required in lieu of Exchange Offer Registration Statement, has not been declared effective by the Commission; or (v) if either the Exchange Offer Registration Statement or a shelf registration statement that has been declared effective ceases to be effective. The Company has not yet filed the Exchange Offer Registration Statement and accordingly is accruing this additional interest. As of November 9, 2009, the Company has accrued $0.1 million in additional interest.

The proceeds received from the issuance of the senior secured notes were used to repay term loan financing arrangements, in which the Company had previously entered on July 31, 2007, in the aggregate principal amount of $250 million. The term loan financing was comprised of two term loan facilities, (i) a $150 million first lien credit agreement (“First Lien Agreement”) among the Company, as borrower, Credit Suisse as administrative agent and collateral agent, Societe Generale, as syndication agent and the lenders from time to time party thereto, and (ii) a $100 million second lien credit agreement (“Second Lien Agreement” and, together with the First Lien Agreement, the “Credit Agreements”) among the Company, as borrower and Credit Suisse as administrative agent and collateral agent, and the lenders from time to time party thereto. Interest on the First Lien Agreement was based, at the periodic election of the Company, on an

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

adjusted Eurodollar rate plus 3.75% or at a rate based on the federal funds rate plus 2.75%. Interest on the Second Lien Agreement was based, at the periodic election of the Company, on an adjusted Eurodollar rate plus 7.75% or at a rate based on the federal funds rate plus 6.75%. With respect to the loans extended under the Second Lien Agreement, within the first two years, the Company had the option of electing to capitalize and add to the principal of such loans interest to the extent of 4.5% of the Eurodollar rate loans or 3.5% of the federal funds rate loans. Principal payments of $375,000 were due quarterly on the First Lien Agreement and the entirety of the outstanding principal under the Second Lien Agreement was due at maturity. The Company’s obligations under the Credit Agreements and the guarantees of those obligations by the Company’s subsidiaries were secured by security interests in and to substantially all of the assets of the Company and its subsidiaries.

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

In addition, the Company was required to enter into an interest rate swap in connection with the Credit Agreements (or such later dates as may be specified by the Administrative Agent in its sole discretion). The interest rate instrument had to cover a notional amount of not less than 50% of the sum of the principal amount of the Credit Agreements outstanding as of the Closing Date for a period not less than 2 years. On February 8, 2008, the Company entered into two interest rate swap agreements. One of the interest rate swap agreements was effective March 31, 2008 for a notional amount of $148.0 million and a fixed interest rate of 2.999%. Interest payments on this instrument were due on the last day of each March, June, September and December commencing on June 30, 2008 and ending on December 31, 2010. The second interest rate swap agreement entered into was effective on July 31, 2008 for a notional amount of $102.0 million and a fixed interest rate of 3.067%. Interest payments on this instrument were due on the last day of each January, April, July and October commencing on October 31, 2008 and ending on January 31, 2011. The interest rate swap agreements served as an economic hedge against increases in interest rates and were not designated as hedges for accounting purposes. Accordingly, the Company accounted for these interest rate swap agreements on a fair value basis and as a result these instruments were adjusted to fair value and the resulting changes in fair value were charged to earnings. In connection with the repayment of the obligations under the Credit Agreements, these interest rate swap agreements were settled. See Note 10.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.	Convertible Debt

	September 31,	March 31,
	2009	2009

Convertible debt consists of (in thousands):
6.625% Senior Convertible Notes, due June 15, 2013, and convertible into shares of the Company’s common stock at $12.50 per share. Interest at 6.625% is payable semi-annually, on December 15 and June 15 (Effective interest rate of 6.6%)	$57,192	$57,192
9% Senior Convertible Notes, due June 15, 2009, and convertible into shares of the Company’s common stock at $12.50 per share. Interest at 9% was payable semi-annually, on December 15 and June 15 (Effective interest rate of 26.5%)	—	28,268
0.5% Senior Subordinated Convertible Notes, due June 30, 2009, and convertible into shares of the Company’s common stock at $8.14 per share. Interest at 0.5% was payable semi-annually, on December 1 and June 30 (Effective interest rate of 0.72%)	—	4,108

	57,192	89,568
Less: current portion	—	(32,376)

	$57,192	$57,192

On June 15, 2009, all outstanding obligations related to the Company’s 0.5% Senior Subordinated Convertible Notes, (the “Series B Notes”) with a face value of $4.0 million, held by Credit Suisse, Cayman Islands Branch and Credit Suisse, International, were satisfied and repaid as the purchase agreement became due. On the date of the transaction, the Company paid $4.1 million to the holders which represented the principal amount, payment in kind and any unpaid or accrued interest. On June 15, 2009, all outstanding obligations related to 9% Senior Convertible Notes with a face value of $29.1 million were satisfied and repaid as the notes became due. On the date of the transaction, the Company paid $30.4 million to the holders which represented $29.1 million of principal and $1.3 million of unpaid interest. The 9% Senior Convertible Notes were unsecured obligations and rank pari passu with all existing and future unsecured and unsubordinated indebtedness, senior in right of payment to all existing and future subordinated indebtedness, and rank junior to any future secured indebtedness.

On May 2, 2007, the Company completed a private exchange offer of its 6.625% Senior Convertible Notes with a limited number of holders for $57.2 million aggregate principal amount of its outstanding 9% Senior Convertible Notes in exchange for an equal aggregate principal amount of the 6.625% Senior Convertible Notes. After completion of the private exchange offer, only $29.1 million aggregate principal amount of the 9% Senior Convertible Notes remained outstanding under the global note and indenture governing the 9% Senior Convertible Notes which notes were eventually repaid on June 15, 2009 as described above. The Company accounted for the exchange of $57.2 million of the 9% Senior Convertible Notes as an early extinguishment of debt and the 6.625% Senior Convertible Notes were accounted for as new debt instruments and recorded at $57.2 million on the date of the transaction. The exchange of the 9% Senior Convertible Notes with the 6.625% Senior Convertible Notes resulted in a loss on the early extinguishment of debt of $18.5 million. The loss included $2.2 million of unamortized deferred financing costs, $13.3 million of the unamortized discount on the 9% Senior Convertible Notes and the write off of $10.8 million of the derivative liability associated with the 9% Senior Convertible Notes that was bifurcated and accounted for separately. In addition, the exchange resulted in a substantial premium of $13.7 million associated with the fair value of the 6.625% Senior Convertible Notes that was recorded as additional paid-in capital. Market data was used in the option pricing model to determine the volatility of the

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

stock price of the Company, the interest rate term structure, the volatility of the interest rate and the correlation between the interest rate and the stock price.

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

10.	Derivatives

The Company’s 6.625% Senior Convertible Notes contain two embedded derivatives that require separate valuation from the 6.625% Senior Convertible Notes: an equity participation right and a contingent put upon change in control.

The Company’s 9% Senior Convertible Notes contained three embedded derivatives that required separate valuation from the 9% Senior Convertible Notes: a conversion option that included an early conversion incentive, an equity participation right and a takeover make whole premium due upon a change in control. The early conversion incentive expired on June 14, 2007. The Company determined that with the expiration of the early conversion incentive on June 14, 2007, the conversion feature no longer met the conditions that would require separate accounting as a derivative.

The Company’s Series B Notes contained one embedded derivative that required separate valuation from the Series B Notes: a call option which provided the Company with the option to redeem the Series B Notes at fixed redemption prices plus accrued and unpaid interest and plus any difference in the fair value of the conversion feature.

The Company has estimated that the embedded derivatives within the 9% Senior Convertible Notes, the Series B Notes and the 6.625% Senior Convertible Notes amounted in the aggregate to a net liability of $0.2 million at March 31, 2009. The resulting loss of $0.5 million and income of $0.4 million was included in the change in the fair value of derivatives in the accompanying condensed consolidated statement of operations for the six and three months ended September 30, 2008, respectively. In connection with the repayment of the 9% Senior Convertible Notes and the Series B Notes on their respective due dates, each of the embedded derivatives within these instruments was cancelled. As of September 30, 2009, the only remaining outstanding embedded derivatives were related to the 6.625% Senior Convertible Notes, which amounted in the aggregate to a liability of $0.3 million June 30, 2009 and at September 30, 2009. The resulting loss of $0.1 million was included in the change in the fair value of derivatives in the six and three months ended September 30, 2009.

On February 8, 2008, the Company entered into two interest rate swap agreements as required under the provisions of the Credit Agreements discussed in Note 8. One of the interest rate swap agreements was effective March 31, 2008 for a notional amount of $148 million and a fixed interest rate of 2.999%. Interest payments on this instrument are due on the last day of each March, June, September and December, ending on December 31, 2010. The second interest rate swap agreement entered into was effective on July 31, 2008 for a

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

notional amount of $102.0 million and a fixed interest rate of 3.067%. Interest payments on this instrument were due on the last day of each January, April, July and October, ending on January 31, 2011. The interest rate swap agreements served as an economic hedge against increases in interest rates and had not been designated as hedges for accounting purposes. Accordingly, the Company accounted for these interest rate swap agreements on a fair value basis and adjusts these instruments to fair value and the resulting changes in fair value are charged to earnings. At March 31, 2009, the fair value of the interest rate swap agreements was a liability of $6.1 million. In connection with the repayment of the Credit Agreements on June 24, 2009, the interest rate swap agreements were unwound and settled for $8.4 million payable to the holders. The Company recorded $1.3 million for the change in the fair value of derivatives prior to June 24, 2009 and $0.9 million of interest expense related to the interest rate swap agreements in the six months ended September 30, 2009.

11.	Deferred Rent and Other Liabilities

	September 30,	March 31,
	2009	2009

Deferred rent and other liabilities consists of (in thousands):
Deferred rent	$9,943	$6,467
Interest rate swap, at fair value	—	6,073
Long-term portion of capital lease obligations	3,947	2,990
Deferred tax liability	1,543	1,543
Other liabilities	681	2,060

	$16,114	$19,133

12.	Changes in Stockholders’ Equity

Issuance of Common stock

On May 29, 2009, the Company in a private transaction, issued to VMware Bermuda Limited (“VMware”), a wholly-owned subsidiary of VMware, Inc., 4 million shares of its common stock, valued at $19.9 million, net of issuance costs. The governing subscription agreement grants to VMware a right of first refusal with respect to certain future equity sales by the Company that occur within the 18-month period following the closing of the VMware purchase. If such equity sales are proposed to be made to a competitor of VMware or certain affiliates, VMware may elect to purchase such equity in lieu of the competitor. If such equity sales are proposed to be made to a non-competitor of VMware, VMware will not have the ability to prevent such sale but will have the right to elect to purchase an additional amount of equity sufficient to maintain its initial equity percentage interest in the Company.

During the six months ended September 30, 2009, the Company issued 942,701 shares of its common stock, to certain employees, valued at $2.4 million to settle share-based awards. Issued shares were net of shares surrendered to satisfy the employees’ withholding tax liability.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13.	Earnings (Loss) Per Share

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods indicated:

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

9% Senior Convertible Notes	965	2,325	—	2,325
Common stock warrants	2,028	2,361	2,025	2,357
Common stock options	2,294	2,276	2,379	2,275
Nonvested stock	1,270	1,602	1,063	1,876
Series I convertible preferred stock	1,072	1,067	1,072	1,067
6.625% Senior Convertible Notes	4,575	4,575	4,575	4,575
0.5% Senior Subordinated Convertible Notes	244	491	—	491

14.	Share-based Compensation

Option Awards

On May 22, 2009, the Company granted 180,000 stock options of the shares of its common stock with an exercise price of $4.47 to members of the Company’s Board of Directors.

Nonvested Awards

The Company records the intrinsic value of the nonvested stock as additional paid-in capital. Share-based compensation expense is recognized ratably over the applicable vesting period. As of September 30, 2009, the future compensation expense related to nonvested stock that will be recognized is approximately $4.2 million. The cost is expected to be recognized over a weighted average period of 1.4 years. The Company recognized approximately $1.8 million and $0.8 million of share-based compensation expense, associated with nonvested stock, for the six and three months ended September 30, 2009, respectively. The Company recognized approximately $2.0 million and $1.1 million of share-based compensation expense, associated with nonvested stock, for the six and three months ended September 30, 2008, respectively. A summary of the Company’s nonvested stock, as of September 30, 2009 and changes during the six months ended September 30, 2009 is presented below (in thousands, except for per share data):

		Weighted Average
		Grant Date
	Shares	Fair Value

Outstanding at April 1, 2009	1,490	$6.07
Granted	7	5.52
Vested	(381)	4.45
Forfeited	(65)	5.57

Outstanding at September 30, 2009	1,051	$6.10

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Share-based Compensation Recognized in the Statement of Operations

The following table presents, by operating expense category, the Company’s share-based compensation expense recognized for all outstanding equity awards (in thousands):

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Cost of revenues	$1,867	$801	$950	$446
General and administrative	1,969	2,120	1,033	1,593
Sales and marketing	312	237	133	124

	$4,148	$3,158	$2,116	$2,163

15.	Related Party Transactions

Following is a summary of transactions for the six and three months ended September 30, 2009 and 2008 and balances with related parties included in the accompanying condensed consolidated statements of operations and the accompanying condensed consolidated balance sheets as of September 30, 2009 and March 31, 2009 (in thousands):

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Services purchased from related party	$61	$60	$30	$30
Services from directors	200	200	100	100

	September 30,	March 31,
	2009	2009

Other assets	$301	$348

The Company has entered into consulting agreements with two members of its Board of Directors and into an employment agreement with another board member. One consulting agreement provided for annual compensation of $240,000, payable monthly. In addition, in October 2006, the Company’s Board of Directors approved the issuance to this director of 50,000 shares of nonvested stock vesting over a period of one year. The remaining consulting agreement and employment agreement provide for annual compensation aggregating $160,000. In June 2006, the Company agreed to issue 15,000 shares of nonvested stock to the director with the employment agreement, pursuant to a prior agreement in connection with the director bringing additional business to the Company.

16.	Revenues

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues consist of (in thousands):
Colocation	$53,225	$38,202	$27,584	$19,743
Managed and professional services	69,937	64,565	36,150	33,131
Exchange point services	9,056	7,665	4,605	3,967
Equipment resales	3,346	5,265	1,464	2,740

	$135,564	$115,697	$69,803	$59,581

Total arrangement consideration for managed web hosting solutions may include the procurement of equipment. Amounts allocated to equipment and software sold under these arrangements and included in managed and

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

professional services were $4.4 million and $2.7 million for the six and three months ended September 30, 2009 and $3.2 million and $1.5 million for the six and three months ended September 30, 2008.

17.	Information About the Company’s Operating Segment

As of September 30, 2009 and March 31, 2009, the Company had one reportable business segment, which is the data center operation. The data center operations segment provides Tier 1 NAP, Internet infrastructure and managed services in a data center environment. Additionally, the segment provides NAP development and technology infrastructure buildout services.

18.	Supplemental Cash Flow Information

	Six Months Ended
	September 30,
	2009	2008

Supplemental disclosures of cash flow information (in thousands):
Cash paid for interest, net of amount capitalized	$10,499	$7,053
Cash paid for income taxes	38	710
Non-cash operating, investing and financing activities:
Assets acquired under capital leases	3,308	3,065
Cancellation and expiration of warrants	32	114
Changes in accrued property and equipment	4,588	1,807

19.	Supplemental Guarantor and Non-Guarantor Financial Information

On June 24, 2009, the Company completed an offering of $420 million of 12% Senior Secured Notes, which are guaranteed by substantially all of the Company’s domestic subsidiaries (the “Guarantor Subsidiaries”). Additionally, the debt is secured by a first priority security interest in substantially all of the assets of the Company and the Guarantors, including the pledge of 100% of all outstanding capital stock of each of the Company’s domestic subsidiaries and 65% of all outstanding capital stock of substantially all the Company’s foreign subsidiaries, subject to certain customary exceptions relating to our ability to remove the pledge with respect to certain significant subsidiaries which would otherwise result in additional audit requirements under SEC accounting rules.

In anticipation of the Guarantor Subsidiaries being guarantors of debt securities which are registered under the Securities Act of 1933, as amended, below are certain consolidating financial statements of the Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. In lieu of providing separate unaudited financial statements of the Guarantor Subsidiaries, condensed financial statements prepared in accordance with Rule 3-10 of Regulation S-X are presented below. The column marked “Issuer” includes the results of the Parent Company. The column marked “Guarantor Subsidiaries” includes the results of the Guarantor Subsidiaries, which consists of all domestic subsidiaries. The column marked “Non-Guarantor Subsidiaries” includes results of the Non-Guarantor Subsidiaries, which consists primarily of foreign subsidiaries. Eliminations necessary to arrive at the information for the Company on a consolidated basis for the periods presented are included in the column so labeled and consist primarily of certain intercompany payments between the Company and the Non-Guarantor Subsidiaries. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidated Balance Sheet as of September 30, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Current assets:
Cash and cash equivalents	$119,907	$298	$10,519	$—	$130,724
Accounts receivables, net	44	32,749	4,884	—	37,677
Current portion of capital lease receivables	—	675	—	—	675
Prepaid expenses and other current assets	764	8,140	2,372	—	11,276

Total current assets	120,715	41,862	17,775	—	180,352
Intercompany accounts, net	288,032	(295,285)	(28,182)	35,435	—
Restricted cash	692	809	504	—	2,005
Property and equipment, net	7,628	307,554	12,306	—	327,488
Debt issuance costs, net	3,362	—	—	—	3,362
Other assets	901	9,478	969	—	11,348
Capital lease receivables, net of current portion	—	249	—	—	249
Intangibles, net	—	10,829	1,050	—	11,879
Goodwill	—	79,196	6,943	—	86,139

Total assets	$421,330	$154,692	$11,365	$35,435	$622,822

Current liabilities:
Current portion of capital lease obligations	$1,030	$1,912	$126	$—	$3,068
Accounts payable and other current liabilities	19,723	34,996	9,399	—	64,118

Total current liabilities	20,753	36,908	9,525	—	67,186
Secured notes	387,596	—	—	—	387,596
Convertible debt	57,192	—	—	—	57,192
Deferred rent and other liabilities	5,659	9,439	1,016	—	16,114
Deferred revenue	—	6,116	1,912	—	8,028

Total liabilities	471,200	52,463	12,453	—	536,116

Commitments and contingencies	—	—	—	—	—
Stockholders’ equity:
Series I convertible preferred stock	—	—	—	—	—
Common stock	65	(97)	2,393	(2,296)	65
Common stock warrants	8,927	—	—	—	8,927
Additional paid-in capital	367,543	47,798	—	37,250	452,591
Accumulated (deficit) earnings	(426,405)	54,529	(4,013)	481	(375,408)
Accumulated other comprehensive gain (loss)	—	(1)	532	—	531

Total stockholders’ equity	(49,870)	102,229	(1,088)	35,435	86,706

Total liabilities and stockholders’ equity	$421,330	$154,692	$11,365	$35,435	$622,822

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidated Balance Sheet as of March 31, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Current assets:
Cash and cash equivalents	$41,895	$1,363	$8,528	$—	$51,786
Restricted cash	—	1,107	—	—	1,107
Accounts receivables, net	38	32,143	3,635	—	35,816
Current portion of capital lease receivables	—	631	—	—	631
Prepaid expenses and other current assets	865	6,317	1,433	—	8,615

Total current assets	42,798	41,561	13,596	—	97,955
Intercompany accounts, net	286,254	(294,159)	(27,531)	35,436	—
Restricted cash	626	858	—	—	1,484
Property and equipment, net	5,808	286,148	9,046	—	301,002
Debt issuance costs, net	7,382	27	—	—	7,409
Other assets	937	7,386	584	—	8,907
Capital lease receivables, net of current portion	—	454	—	—	454
Intangibles, net	—	11,652	1,340	—	12,992
Goodwill	—	79,196	6,943	—	86,139

Total assets	$343,805	$133,123	$3,978	$35,436	$516,342

Current liabilities:
Current portion of capital lease obligations and secured notes	$2,257	$1,406	$160	$—	$3,823
Accounts payable and other current liabilities	12,573	41,617	6,162	—	60,352
Current portion of convertible debt	32,376	—	—	—	32,376

Total current liabilities	47,206	43,023	6,322	—	96,551
Secured notes, less current portion	252,728	—	—	—	252,728
Convertible debt, less current portion	57,192	—	—	—	57,192
Deferred rent and other liabilities	10,258	7,976	899	—	19,133
Deferred revenue	—	5,921	1,819	—	7,740

Total liabilities	367,384	56,920	9,040	—	433,344

Commitments and contingencies	—	—	—	—	—

Stockholders’ equity:
Series I convertible preferred stock	—	—	—	—	—
Common stock	60	(97)	2,392	(2,295)	60
Common stock warrants	8,960	—	—	—	8,960
Additional paid-in capital	343,203	47,798	—	37,250	428,251
Accumulated (deficit) earnings	(375,802)	28,502	(6,175)	481	(352,994)
Accumulated other comprehensive loss	—	—	(1,279)	—	(1,279)

Total stockholders’ equity	(23,579)	76,203	(5,062)	35,436	82,998

Total liabilities and stockholders’ equity	$343,805	$133,123	$3,978	$35,436	$516,342

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidated Statement of Operations for the Six Months Ended September 30, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$—	$117,561	$18,760	$(757)	$135,564

Expenses:
Costs of revenues, excluding depreciation and amortization	142	66,305	10,792	(757)	76,482
General and administrative	13,227	1,169	2,319	—	16,715
Sales and marketing	1,394	8,828	2,153	—	12,375
Depreciation and amortization	1,213	15,016	1,537	—	17,766

Total operating expenses	15,976	91,318	16,801	(757)	123,338

Income (loss) from operations	(15,976)	26,243	1,959	—	12,226

Other (expenses) income:
Interest expense	(22,762)	(231)	(58)	58	(22,993)
Loss on early extinguishment of debt	(10,275)	—	—	—	(10,275)
Change in fair value of derivatives	(1,439)	—	—	—	(1,439)
Interest income	155	65	50	(58)	212
Other	(135)	(50)	940	—	755

Total other (expenses) income	(34,456)	(216)	932	—	(33,740)

(Loss) income before income taxes	(50,432)	26,027	2,891	—	(21,514)
Income tax expense	(171)	—	(729)	—	(900)

Net (loss) income	$(50,603)	$26,027	$2,162	$—	$(22,414)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidated Statement of Operations for the Six Months Ended September 30, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$—	$100,133	$15,743	$(179)	$115,697

Expenses:
Costs of revenues, excluding depreciation and amortization	2	57,558	9,836	(179)	67,217
General and administrative	14,175	3,300	2,475	—	19,950
Sales and marketing	229	9,966	2,283	—	12,478
Depreciation and amortization	861	10,565	1,122	—	12,548

Total operating expenses	15,267	81,389	15,716	(179)	112,193

Income (loss) from operations	(15,267)	18,744	27	—	3,504

Other (expenses) income:
Interest expense	(13,480)	(149)	(18)	—	(13,647)
Change in fair value of derivatives	4,153	—	—	—	4,153
Interest income	675	53	27	—	755

Total other (expenses) income	(8,652)	(96)	9	—	(8,739)

(Loss) income before income taxes	(23,919)	18,648	36	—	(5,235)
Income tax expense	(439)	—	(356)	—	(795)

Net (loss) income	$(24,358)	$18,648	$(320)	$—	$(6,030)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$—	$59,888	$10,300	$(385)	$69,803

Expenses:
Costs of revenues, excluding depreciation and amortization	75	34,139	5,928	(385)	39,757
General and administrative	6,618	650	1,211	—	8,479
Sales and marketing	807	4,291	1,001	—	6,099
Depreciation and amortization	588	7,501	805	—	8,894

Total operating expenses	8,088	46,581	8,945	(385)	63,229

Income (loss) from operations	(8,088)	13,307	1,355	—	6,574

Other (expenses) income:
Interest expense	(13,834)	(101)	(24)	30	(13,929)
Change in fair value of derivatives	61	—	—	—	61
Interest income	96	28	25	(30)	119
Other	(44)	(29)	338	—	265

Total other (expenses) income	(13,721)	(102)	339	—	(13,484)

(Loss) income before income taxes	(21,809)	13,205	1,694	—	(6,910)
Income tax expense	—	—	(326)	—	(326)

Net (loss) income	$(21,809)	$13,205	$1,368	$—	$(7,236)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$—	$51,640	$8,073	$(132)	$59,581

Expenses:
Costs of revenues, excluding depreciation and amortization	2	30,255	5,005	(132)	35,130
General and administrative	7,994	1,750	1,256	—	11,000
Sales and marketing	102	5,430	1,227	—	6,759
Depreciation and amortization	482	5,842	580	—	6,904

Total operating expenses:	8,580	43,277	8,068	(132)	59,793

(Loss) income from operations	(8,580)	8,363	5	—	(212)

Other (expenses) income:
Interest expense	(6,495)	(90)	(11)	—	(6,596)
Change in fair value of derivatives	(1,481)	—	—	—	(1,481)
Interest income	341	42	(176)	—	207

Total other expenses	(7,635)	(48)	(187)	—	(7,870)

(Loss) income before income taxes	(16,215)	8,315	(182)	—	(8,082)
Income tax expense	(6)	—	(88)	—	(94)

Net (loss) income	$(16,221)	$8,315	$(270)	$—	$(8,176)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidated Statement of Cash Flows for the Six Months Ended September 30, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net (loss) income	$(50,603)	$26,027	$2,162	$—	$(22,414)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,213	15,016	1,537	—	17,766
Loss on early extinguishment of debt	10,275	—	—	—	10,275
Change in fair value of derivative	1,439	—	—	—	1,439
Gain on currency translation effect	—	—	(729)	—	(729)
Accretion on debt, net	1,434	(1)	—	—	1,433
Amortization of debt issue costs	612	27	—	—	639
Provision for doubtful accounts	—	569	—	—	569
Interest payment in kind on secured loans and convertible debt	395	—	—	—	395
Settlement of interest rate swaps	(8,360)	—	—	—	(8,360)
Share-based compensation	1,712	2,349	87	—	4,148
(Increase) decrease in:
Accounts receivable	(6)	(1,175)	(566)	—	(1,747)
Capital lease receivables, net of unearned interest	—	127	—	—	127
Restricted cash	(66)	1,156	(504)	—	586
Prepaid expenses and other assets	21	(1,413)	(928)	—	(2,320)
Increase (decrease) in:
Accounts payable and other current liabilities	8,553	(6,572)	1,720	—	3,701
Deferred revenue	—	1,312	459	—	1,771
Deferred rent and other	1,834	981	78	—	2,893

Net cash provided by (used in) operating activities	(31,547)	38,403	3,316	—	10,172

Cash flows from investing activities:
Purchase of fixed assets	(2,494)	(36,891)	(3,444)	—	(42,829)

Net cash used in investing activities	(2,494)	(36,891)	(3,444)	—	(42,829)

Cash flows from financing activities:
Payments on secured loans and convertible debt	(290,930)	—	—	—	(290,930)
Intercompany activity, net	368	(1,222)	854	—	—
Payments of preferred stock dividends	(456)	—	—	—	(456)
Payments of debt issuance costs	(3,360)	—	—	—	(3,360)
Proceeds from issuance of secured notes	386,963	—	—	—	386,963
Payments under capital lease obligations	(504)	(991)	(92)	—	(1,587)
Proceeds from issuance of common stock	19,972	(19)	—	—	19,953

Net cash provided by (used in) financing activities	112,053	(2,232)	762	—	110,583

Effect of foreign currency exchange rates on cash and cash equivalents	—	(346)	1,358	—	1,012

Net increase (decrease) in cash and cash equivalents	78,012	(1,066)	1,992	—	78,938
Cash and cash equivalents at beginning of period	41,895	1,364	8,527	—	51,786

Cash and cash equivalents at end of period	$119,907	$298	$10,519	$—	$130,724

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidated Statement of Cash Flows for the Six Months Ended September 30, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net (loss) income	$(24,359)	$18,651	$(322)	$—	$(6,030)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	861	10,565	1,122	—	12,548
Change in fair value of derivative	(4,153)	—	—	—	(4,153)
Loss on currency translation effect	—	—	186	—	186
Accretion on debt, net	1,639	—	—	—	1,639
Amortization of debt issue costs	1,544	(480)	—	—	1,064
Provision for doubtful accounts	—	1,064	—	—	1,064
Interest payment in kind on secured loans and convertible debt	2,386	—	—	—	2,386
Share-based compensation	2,058	1,100	—	—	3,158
(Increase) decrease in:
Accounts receivable	—	11,085	(142)	—	10,943
Capital lease receivables, net of unearned interest	—	1,096	—	—	1,096
Restricted cash	64	(1,143)	—	—	(1,079)
Prepaid expenses and other assets	(29)	(109)	(1,759)	—	(1,897)
Increase (decrease) in:
Accounts payable and other current liabilities	3,618	(1,533)	514	—	2,599
Deferred revenue	—	1,874	1,191	—	3,065
Deferred rent and other	643	12	58	—	713

Net cash provided by (used in) operating activities	(15,728)	42,182	848	—	27,302

Cash flows from investing activities:
Purchase of fixed assets	(1,692)	(57,932)	(3,662)	—	(63,286)

Net cash used in investing activities	(1,692)	(57,932)	(3,662)	—	(63,286)

Cash flows from financing activities:
Intercompany activity, net	(22,130)	16,285	5,845	—	—
Payments on loans and mortgage payable	(375)	—	—	—	(375)
Payments of preferred stock dividends	(391)	—	—	—	(391)
Payments of debt issuance costs	(61)	—	—	—	(61)
Payments under capital lease obligations	(133)	(665)	(151)	—	(949)
Proceeds from issuance of common stock	3	—	—	—	3

Net cash (used in) provided by financing activities	(23,087)	15,620	5,694	—	(1,773)

Effect of foreign currency exchange rates on cash and cash equivalents	—	354	(806)	—	(452)

Net (decrease) increase in cash and cash equivalents	(40,507)	224	2,074	—	(38,209)
Cash and cash equivalents at beginning of period	88,564	2,187	6,239	—	96,990

Cash and cash equivalents at end of period	$48,057	$2,411	$8,313	$—	$58,781

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

20.	Subsequent Events

In October 2009, the Compensation Committee of the Board of Directors approved the issuance of an aggregate of 1,640,000 shares of nonvested stock to certain employees, including executive officers, pursuant to the 2005 Executive Incentive Compensation Plan as part of the Company’s annual refresh program. All awards are subject to vesting provisions. All such equity awards described in this paragraph had a total fair value as of the date of grant of $11.2 million, which is expected to be amortized over a period of three years.

The Company has evaluated subsequent events through November 9, 2009 which is the date the condensed consolidated financial statements were issued, and determined that there are no subsequent events that would impact the Company’s condensed consolidated financial statements for the quarterly period ended September 30, 2009.

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

Our business is characterized by long term contracts, which provide for monthly recurring revenue from a diversified customer base. Our customer contracts are generally 3 years in duration and our average quarterly revenue churn rate for the past four quarters has been approximately 2%, which we believe is a reflection of the value of our integrated technology solutions and our ability to deliver the highest quality service. As an illustration of this principle, during the six months ended September 30, 2009, approximately 92% of our overall revenue was recurring and over 78% of our new bookings were derived from existing customers.

Our principal executive office is located at 2 South Biscayne Boulevard, Suite 2800, Miami, Florida 33131. Our telephone number is (305) 856-3200.

Recent Events

On June 24, 2009, we completed our offering of $420 million aggregate principal amount of 12.0% Senior Secured Notes due 2017, which are guaranteed by substantially all of our domestic subsidiaries. A portion of the proceeds from this offering were used to repay all of our outstanding secured indebtedness including our $250 million senior credit facilities, the outstanding $4.1 million of our 0.5% Series B Senior Subordinated Convertible Notes, approximately $8.4 million in termination fees incurred in connection with the termination of the interest rate swap agreements we entered into in connection with these senior credit facilities and an additional $2.2 million in prepayment fees with respect to the prepayment of the amounts outstanding under the senior credit facilities. We anticipate using the remaining proceeds for working capital and other general corporate purposes to support the growth of our business, which may include capital investments to build-out our existing facilities and acquisitions of complementary businesses.

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

Results of Operations

Results of Operations for the Three Months Ended September 30, 2009 as Compared to the Three Months Ended September 30, 2008.

Revenues.  The following charts provide certain information with respect to our revenues:

	Three
	Months Ended
	September 30,
	2009	2008

United States	85%	86%
International	15%	14%

	100%	100%

	Three Months Ended September 30,
	2009		2008

Revenues consist of (in thousands):
Colocation	$27,584	40%	$19,743	33%
Managed and professional services	36,150	51%	33,131	55%
Exchange point services	4,605	7%	3,967	7%
Equipment resales	1,464	2%	2,740	5%

	$69,803	100%	$59,581	100%

The $10.2 million, or 17% increase in revenues is mainly due to both an increase in our deployed customer base and an expansion of services to existing customers. Our deployed customer base increased to 1,089 customers as of September 30, 2009 from 1,016 customers as of September 30, 2008. Revenues consist of:

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

The $7.8 million, or 40% increase in colocation revenue is primarily the result of an increase in our utilization of total net colocation space to 29.8% as of September 30, 2009 from 23.0% as of September 30, 2008. Our utilization of total net colocation space represents space billed to customers as a percentage of total space built-out and available to customers. For comparative purposes, space added during the three months ended September 30, 2009 was assumed to be also available as of September 30, 2008.

The $3.0 million, or 9% increase in managed and professional services revenue is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.

The $0.6 million, or 16% increase in exchange point services revenue is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased to 8,789 as of September 30, 2009 from 7,459 as of September 30, 2008.

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

Cost of Revenues.  Costs of revenues, excluding depreciation and amortization, increased $4.7 million, or 13% to $39.8 million for the three months ended September 30, 2009 from $35.1 million for the three months ended September 30, 2008. Cost of revenues, excluding depreciation and amortization, consist primarily of operations personnel, fees to third party service providers, procurement of connectivity and equipment, technical and colocation space rental costs, electricity, chilled water, insurance, property taxes, and security services. The increase is mainly due to increases of $2.1 million in connectivity procurement costs, $1.9 million in colocation space and utility costs and $0.5 million in personnel costs.

The $2.1 million increase in connectivity procurement costs is in line with increase in revenues from managed and exchange point services. The $1.9 million increase in colocation space and utility costs is primarily the result of the opening of our new facility in Colombia and additional new colocation space in Miami, Florida, Culpeper, Virginia and Sao Paulo, Brazil. The $0.5 million increase in personnel costs is mainly due to operations and engineering staffing levels increasing from an average of 525 employees during three months ended September 30, 2008 to an average of 538 employees during three months ended September 30, 2009, which is mainly attributable to the increase in managed services revenue and a 29% increase in the utilization of our colocation space due to expansion of operations in California, Brazil and Colombia.

General and Administrative Expenses.  General and administrative expenses decreased $2.5 million, or 23%, to $8.5 million for the three months ended September 30, 2009 from $11.0 million for the three months ended September 30, 2008. General and administrative expenses consist primarily of administrative personnel, professional service fees, rent and other general corporate expenses. The decrease in general and administrative expense is mainly due to a $1.0 million decrease in professional fees and a $0.6 million decrease in administrative personnel costs. The $1.0 million decrease in professional fees is the result of one-time professional fees and other direct costs incurred as a result of an evaluation of strategic alternatives by our Board of Directors in the three months ended September 30, 2008. Personnel costs include payroll and share-based compensation, including share-settled liabilities. The $0.6 million decrease in personnel costs is the result of a decrease in headcount from 166 administrative employees as of September 30, 2008 to 157 administrative employees as of September 30, 2009. We expect general and administrative expenses to remain steady on a quarterly basis for the foreseeable future.

Sales and Marketing Expenses.  Sales and marketing expense decreased $0.7 million, or 10% to $6.1 million for the three months ended September 30, 2009 from $6.8 million for the three months ended September 30, 2008. The decrease is the result of a decrease in our provision for doubtful accounts of $0.5 million due to improvements in our accounts receivable aging. We expect sales and marketing expenses to remain steady on a quarterly basis for the foreseeable future.

Depreciation and Amortization Expenses.  Depreciation and amortization expense increased $2.0 million, or 29% to $8.9 million for the three months ended September 30, 2009 from $6.9 million for the three months ended September 30, 2008. The increase is the result of capital expenditures mostly related to the expansion of our data center footprint and upgrades to the infrastructure of our current footprint.

Interest Expense.  Interest expense increased $7.3 million, or 111% to $13.9 million for the three months ended September 30, 2009 from $6.6 million for the three months ended September 30, 2008. This increase is due to an increase in the average outstanding debt balance during the period as well as a decrease in the amount of interest being capitalized. On June 24, 2009, we entered into a new secured loan agreement in the aggregate principal amount of $420 million. A portion of the loan proceeds were used to repay the first lien and second lien credit agreements, which had a face value of $150 million and $100 million, respectively. In addition, we repaid the 9% Senior Convertible Debt and Series B notes, which had a face value of $29.1 million and $4.0 million, respectively.

Change in Fair Value of Derivatives.  For the three months ended September 30, 2008, we recognized a loss of $1.5 million which was mainly related to our two interest rate swap agreements that became effective February 2008 (first lien) and July 2008 (second lien). The interest rate swap agreements were settled in connection with the repayment of the credit agreements on June 24, 2009. As of September 30, 2009, the only remaining outstanding embedded derivatives were related to the 6.625% Senior Convertible Notes, which amounted in the aggregate to a liability of $0.3 million at September 30, 2009. The resulting loss of $0.1 million was included in the change in the fair value of derivatives for the three months ended September 30, 2009.

Results of Operations for the Six Months Ended September 30, 2009 as Compared to the Six Months Ended September 30, 2008.

Revenues.  The following charts provide certain information with respect to our revenues:

	Six
	Months Ended
	September 30,
	2009	2008

United States	86%	86%
International	14%	14%

	100%	100%

	Six Months Ended September 30,
	2009		2008

Revenues consist of (in thousands):
Colocation	$53,225	39%	$38,202	33%
Managed and professional services	69,937	52%	64,565	56%
Exchange point services	9,056	7%	7,665	7%
Equipment resales	3,346	2%	5,265	4%

	$135,564	100%	$115,697	100%

The $19.9 million, or 17% increase in revenues is mainly due to both an increase in our deployed customer base and an expansion of services to existing customers. Our deployed customer base increased to 1,089 customers as of September 30, 2009 from 1,016 customers as of September 30, 2008. Revenues consist of:

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

The $15.0 million, or 39% increase in colocation revenue is primarily the result of an increase in our utilization of total net colocation space to 29.8% as of September 30, 2009 from 23.0% as of September 30, 2008. Our utilization of total net colocation space represents space billed to customers as a percentage of total space built-out and available to customers. For comparative purposes, space added during the six months ended September 30, 2009 was assumed to be also available as of September 30, 2008.

The $5.4 million, or 8% increase in managed and professional services revenue is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.

The $1.4 million, or 18% increase in exchange point services revenue is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased to 8,789 as of September 30, 2009 from 7,459 as of September 30, 2008.

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

Cost of Revenues.  Costs of revenues, excluding depreciation and amortization, increased $9.3 million, or 14% to $76.5 million for the six months ended September 30, 2009 from $67.2 million for the six months ended September 30, 2008. Cost of revenues, excluding depreciation and amortization, consist primarily of operations personnel, fees to third party service providers, procurement of connectivity and equipment, technical and colocation space rental costs, electricity, chilled water, insurance, property taxes, and security services. The increase is mainly due to increases of $4.8 million in connectivity procurement costs, $2.9 million in colocation space and utility costs, and $1.5 million in personnel costs.

The $4.8 million increase in connectivity procurement costs is in line with increase in revenues from managed and exchange point services. The $2.9 million increase in colocation space and utility costs is primarily the result of the opening of our new facility in Colombia and additional new colocation space in Miami, Culpeper, Virginia and Brazil. The $1.5 million increase in personnel costs is mainly due to operations and engineering staffing levels increasing from an average of 505 employees during six months ended September 30, 2008 to an average of 532 employees during six months ended September 30, 2009, which is attributable to the increase in managed services revenues and a 29% increase in the utilization of our colocation space due to expansion of operations in California, Brazil and Colombia.

General and Administrative Expenses.  General and administrative expenses decreased $3.2 million, or 16%, to $16.7 million for the six months ended September 30, 2009 from $19.9 million for the six months ended September 30, 2008. General and administrative expenses consist primarily of administrative personnel, professional service fees, rent and other general corporate expenses. The decrease in general and administrative expense is mainly due to one-time professional fees and other direct costs of $1.7 million incurred as a result of an evaluation of strategic alternatives by our Board of Directors in the six months ended September 30, 2008. We expect general and administrative expenses to remain steady on a quarterly basis for the foreseeable future.

Depreciation and Amortization Expenses.  Depreciation and amortization expense increased $5.3 million, or 42% to $17.8 million for the six months ended September 30, 2009 from $12.5 million for the six months ended September 30, 2008. The increase is the result of capital expenditures mostly related to the expansion of our data center footprint and upgrades to the infrastructure of our current footprint.

Interest Expense.  Interest expense increased $9.4 million, or 69% to $23.0 million for the six months ended September 30, 2009 from $13.6 million for the six months ended September 30, 2008. This increase is due to an increase in the average outstanding debt balance during the period as well as a decrease in the amount of interest being capitalized. On June 24, 2009, we entered into a new secured loan agreement in the aggregate principal amount of $420 million. A portion of the loan proceeds were used to repay the first lien and second lien credit agreements, which had a face value of $150 million and $100 million, respectively. In addition, we repaid the 9% Senior Convertible Notes and the Series B Notes, which had a face value of $29.1 million and $4.0 million, respectively.

Loss on Early Extinguishment of Debt.  For the six months ended September 30, 2009, we incurred a non-cash loss on the early extinguishment of our first lien and second lien credit agreements of $10.3 million.

Change in Fair Value of Derivatives.  For the six months ended September 30, 2009, we recognized a loss of $1.4 million, as compared to a gain of $4.2 million due to the changes in the fair values of our derivatives which was mainly related to our two interest rate swap agreements that became effective February 2008 (first lien) and July 2008 (second lien). The interest rate swap agreements were settled in connection with the repayment of the credit agreements on June 24, 2009 for $8.4 million payable to the holders. The Company recorded a $1.3 million charge for the change in the fair value of derivatives for the six months ended September 30, 2009.

Interest Income.  Interest income decreased $0.6 million, or 75% to $0.2 million for the six months ended September 30, 2009 from $0.8 million for the six months ended September 30, 2008. This decrease is the result of lower interest rates on our cash and cash equivalents account balances for the period.

Other.  For the six months ended September 30, 2009, we recorded $0.8 million of other income, which was primarily attributable to foreign currency gains during the period.

Liquidity and Capital Resources

As of September 30, 2009, our principal source of liquidity was our $130.7 million in unrestricted cash and cash equivalents and our $37.7 million in accounts receivable. We anticipate that we will generate sufficient cash flows from operations to fund our capital expenditures and debt service in connection with our currently identified business objectives.

In addition, under the indenture governing our 12% senior secured notes, we may incur additional indebtedness, including up to $50 million under credit facilities that may be used for any purpose and up to $75 million of additional junior indebtedness for the purpose of financing the purchase price or cost of construction or improvement of property, plant or equipment, including the acquisition of the capital stock of an entity that becomes a restricted subsidiary. Furthermore, we may incur further indebtedness to the extent that our fixed charge coverage ratio would have been at least 2.0 to 1 on a pro forma basis (including a pro forma application of the net proceeds from this additional indebtedness) as if this indebtedness had been incurred at and as of the beginning of our most recently completed four fiscal quarters for which internal financial statements are available.

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

Sources and Uses of Cash

Cash provided by operations for the six months ended September 30, 2009 was $10.2 million as compared to cash provided by operations of $27.3 million for the six months ended September 30, 2008. The decrease in cash provided by operations is mainly due to timing of debt service payments, vendor payments and collections from customers, as well as the settlement of our interest rate swap agreements.

Cash used in investing activities for the six months ended September 30, 2009 was $42.8 million compared to cash used in investing activities of $63.3 million for the six months ended September 30, 2008, a decrease of $20.4 million. This decrease is the result of higher capital expenditures mostly related to the completion of our NCR data center campus in Culpeper, Virginia, upgrades to our technology and service delivery platforms, upgrades to our infrastructure in Miami, Florida and the expansion of our footprint in Santa Clara, California during the six months ended September 30, 2009.

Cash provided by financing activities for the six months ended September 30, 2009 was $110.6 million compared to cash used in financing activities of $1.8 million for the six months ended September 30, 2008, an increase of $112.4 million. The increase in cash provided by financing activities is primarily due to the proceeds received from our $420 million 12% Senior Secured Notes and the issuance of 4 million shares of our common stock. These proceeds were offset by the $290.9 million in repayments of the First Lien and Second Lien Credit Agreements, 9% Senior Convertible Debt and Series B Notes.

Debt Obligations

12% Senior Secured Notes

On June 24, 2009, we completed an offering of $420 million aggregate principal amount of 12% senior secured notes due in 2017, which are guaranteed by substantially all of our domestic subsidiaries. Additionally, the senior secured notes are secured by a first priority security interest in substantially all of the assets of Terremark Worldwide, Inc. and the guarantors, including the pledge of 100% of all outstanding capital stock of each of our domestic subsidiaries and 65% of all outstanding capital stock of substantially all our foreign subsidiaries, subject to certain customary exceptions relating to our ability to remove the pledge with respect to certain significant subsidiaries which would otherwise result in additional audit requirements under SEC accounting rules. The senior secured notes were offered and sold in a private placement to qualified institutional buyers in the United States in reliance on Rule 144A under the securities act and outside the United States in reliance on Regulation S under the securities act.

The senior secured notes bear interest at 12% per annum, payable on December 15 and June 15 of each year, commencing December 15, 2009.

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

At any time prior to June 15, 2012, we may on any one or more occasions redeem up to 35% of the aggregate principal amount of Notes at a redemption price equal to 112% of the principal amount thereof, plus accrued and unpaid interest thereon, with the net cash proceeds of certain sales of our capital stock; provided that (i) at least 65% of the aggregate principal amount of senior secured notes remains outstanding immediately after such redemption, and (ii) the redemption occurs within 120 days of the date of the closing of such sale of our capital stock.

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

Year	Percentage

2013	106%
2014	103%
2015 and thereafter	100%

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

Under the terms of the governing indenture, we may incur additional indebtedness, including up to $50 under credit facilities that may be used for any purpose, rank pari passu with the senior secured notes and which may be secured by parity liens on the collateral securing the senior secured notes. Also, we may incur up to $75 million of additional junior indebtedness for the purpose of financing the purchase price or cost of construction or improvement of property, plant or equipment, including the acquisition of the capital stock of an entity that becomes a restricted subsidiary. Any or all of this $75 million of additional indebtedness may be secured by parity liens on the collateral securing the senior secured notes, provided that our secured leverage ratio does not exceed 3:75 to 1 on a pro-forma basis as if we had incurred such indebtedness at and as of the beginning of our most recently completed four fiscal quarters for which internal financial statements are available. Irrespective of our leverage ratio, any or all of this $75 million of additional indebtedness may be secured by junior liens on the collateral securing the senior secured notes.

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

If the exchange offer for the senior secured notes is not completed on or prior to January 20, 2010, the interest rate on the senior secured notes will increase by 0.25% per annum for the first 90-day period thereafter, and the amount of such additional interest will increase by an additional 0.25% per annum for each subsequent 90-day period, up to a maximum of 1.0% per annum over the original interest rate on the senior secured notes. We refer to this increase in the applicable interest rate as additional interest. Additional interest will also become payable if any of the following occurs: (i) our failure to file with the Commission the Exchange Offer Registration Statement on or prior to September 22, 2009; (ii) our failure to file with the Commission a shelf registration statement on or prior to the 30th day following the occurrence of an event requiring that we file a shelf registration statement; (iii) if on or prior to December 21, 2009, neither the Exchange Offer Registration Statement nor a shelf registration statement has been declared effective by the Commission; (iv) if on or prior to January 20, 2010 a shelf registration statement, if required in lieu of Exchange Offer Registration Statement, has not been declared effective by the Commission; or (v) if either the Exchange Offer Registration Statement or a shelf registration statement that has been declared effective ceases to be effective. Additional interest shall cease to accrue and become payable: (i) following our cure of any of the foregoing conditions, as applicable; (ii) on any Exchange Securities; (iii) on Securities that cease to be outstanding; or (iv) after the Securities (x) become freely transferable without restriction pursuant to Rule 144 under the Securities Act by persons that are not our affiliates (provided that the one-year holding period specified by Rule 144(d)(1)(ii) has been satisfied), (y) do not bear any restrictive legends and (z) do not bear a restrictive CUSIP number. These senior secured notes have not been registered under the securities act or any state securities laws and may not be sold except in a transaction registered under, or exempt from, the registration provisions of the securities act and applicable securities laws. On the closing date of the issuance, we and our subsidiaries, who are guarantors under the governing indenture, entered into a registration rights agreement under the terms of which we agreed to use our best efforts to file with the SEC a registration statement with respect to a registered offer to exchange the senior secured notes for an issue of our senior secured notes with terms identical to the senior secured notes, except the lack of legends restricting transfer. We were required to file this registration statement by September 22, 2009 or have the applicable interest rate increase by 0.25% per annum for the first 90-day period thereafter with the amount of additional interest increasing further by an additional 0.25% per annum for each subsequent 90-day period up to a maximum of 1.0% per annum over the original interest. We have not yet filed this registration statement and, accordingly, we are accruing this additional interest. As of November 9, 2009, we have accrued $0.1 million in additional interest.

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

We used a portion of the net proceeds received from the issuance of the senior secured notes to repay in full all amounts outstanding under our $150 million first lien credit agreement by and among Terremark, Credit Suisse, Societe Generale and the lenders from time to time party to the agreement and our $100 million second lien credit agreement among Terremark and Credit Suisse, together with all interest accrued thereon. Upon effecting this repayment, each of these credit agreements was terminated. Also terminated were the documents and instruments related to the credit agreements under the terms of which we had granted for the benefit of the lenders under the credit agreements a first priority security interest, in the case of the first lien credit agreement, and a second priority security interest, in the case of the second lien credit agreement, in substantially all of our and our domestic subsidiaries’ assets, including a pledge of 65% of all of the equity interests in substantially all of our foreign subsidiaries. Those provisions of the credit agreements and the other related documents that expressly provide for the survival of obligations under these documents will survive the termination of such agreements.

In connection with the repayment, we paid a 2% call premium in an amount equal to approximately $2.2 million in respect of the amounts outstanding under the second lien credit agreement. Additionally, we paid approximately $8.4 million in connection with the termination of certain interest rate swap agreements that we had entered into in connection with the credit agreements.

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

6.625% Senior Convertible Notes

On May 2, 2007, we completed a private exchange offer of $57.2 million of newly issued 6.625% Senior Convertible Notes due 2013 (the “New Notes) in exchange for an equal aggregate principal amount of our outstanding 9% Senior Convertible Notes due 2009 (the “Outstanding Notes”). As of the date of this report no amount of the Outstanding Notes remain outstanding.

The notes bear interest at a rate of 6.625% per annum, payable semi-annually, on each December 15 and June 15 and are convertible at the option of the holders at $12.50 per share. The notes rank pari passu with all existing and future unsecured and unsubordinated indebtedness, senior in right of payment to all existing and future subordinated indebtedness, and effectively rank junior to any secured indebtedness.

If there is a change in control, the holders of the 6.625% senior convertible notes have the right to require us to repurchase their notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest. If we issue a cash dividend on our common stock, we will pay contingent interest to the holders equal to the product of the per share cash dividend and the number of shares of common stock issuable upon conversion of each holder’s note.

The New Notes provide for a make whole premium payable upon conversions occurring in connection with a change in control in which at least 10% or more of the consideration is cash, which can result in up to 5,085,513 additional shares of our common stock being issuable upon such conversions, while the Outstanding Notes provided for certain cash make whole payments in connection with a change of control in which at least 50% of the consideration is cash.

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

The following table represents the minimum future operating and capital lease payments for these commitments, as well as the combined aggregate maturities (principal, interest and maintenance) for the following obligations for each of the fiscal years ended (in thousands):

	Capital Lease	Operating	Convertible	Secured
	Obligations	Leases	Debt	Loans	Total

2010 (six months remaining)	$2,328	$7,559	$1,894	$24,080	$35,861
2011	4,154	14,403	3,789	50,400	72,746
2012	2,547	12,712	3,789	50,400	69,448
2013	784	9,719	3,789	50,400	64,692
2014	14	9,925	59,086	50,400	119,425
2015 and thereafter	—	44,839	—	596,400	641,239

	$9,827	$99,157	$72,347	$822,080	$1,003,411

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

At September 30, 2009, our exposure to market risk related primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of short-term fixed interest rate securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material impact on the fair value of our investment portfolio.

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

For the six months ended September 30, 2009, approximately 86% of our recognized revenue has been denominated in U.S. dollars, generated mostly from customers in the U.S., and our exposure to foreign currency exchange rate fluctuations has been minimal. In the future, a larger portion of our revenues may be derived from operations outside of the U.S. and may be denominated in foreign currency. As a result, future operating results or cash flows could be impacted due to currency fluctuations relative to the U.S. dollar.

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

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, Terremark carried out an evaluation, under the supervision and with the participation of Terremark’s management, including Terremark’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Terremark’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2009, Terremark’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed in the reports Terremark files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

(b)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

For the six months ended September 30, 2009, we incurred a net loss of $22.4 million, included a $10.3 non-cash loss on the early extinguishment of debt. For the years ended March 31, 2009, 2008, and 2007, we incurred net losses of $10.6 million, $42.2 million and $15.0 million, respectively. The net loss for year ended March 31, 2009 included a $3.9 million non-cash loss on change in fair value of derivatives. The net loss for the year ended March 31, 2008 included a $26.9 million non-cash loss on the early extinguishment of debt. We are currently investing heavily in the completion of the second phase of our NCR data center campus in Culpeper, Virginia, to upgrade our technology and service delivery platforms and to support our infrastructure and expansion in Santa Clara, California, Sao Paulo, Brazil and Miami, Florida. As a result, we will incur higher depreciation and other operating expenses that will negatively impact our ability to achieve and sustain profitability unless and until these new facilities generate enough revenue to exceed their operating costs and cover additional overhead needed to scale our business to this anticipated growth. Although our goal is to achieve profitability, there can be no guarantee that we will become profitable, and we may continue to incur additional losses. Even if we achieve profitability, given the competitive nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our continuing losses may limit our ability to raise needed financing, or to do so on favorable terms, as those losses are taken into account by the organizations that issue investment ratings on our indebtedness.

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

For the six months ended September 30, 2009 and the fiscal year ended March 31, 2009, revenues under contracts with the federal sector constituted approximately 22% and 24%, respectively, of our revenues. Generally, U.S. government contracts are subject to oversight audits by government representatives, to profit and cost controls and limitations, and to provisions permitting modification or termination, in whole or in part, without prior notice, at the government’s convenience. In some cases, government contracts are subject to the uncertainties surrounding congressional appropriations or agency funding. Government contracts are also subject to specific procurement regulations. Failure to comply with these regulations and requirements could lead to suspension or debarment from future government contracting for a period of time, which could limit our growth prospects and adversely affect our business, results of operations and financial condition. Government contracts typically have an initial term of one year. Renewal periods are exercisable at the discretion of the U.S. government. We may not be successful in winning contract awards or renewals in the future. Our failure to renew or replace U.S. government contracts when they expire could have a material adverse effect on our business, financial condition, or results of operations.

We derive a significant portion of our revenues from a few clients; accordingly, a reduction in our clients’ demand for our services or the loss of clients could impair our financial performance.

For the six months ended September 30, 2009 and September 30, 2008, we derived approximately 22% and 17% of our revenues and for the years ended March 31, 2009 and 2008 we derived approximately 24% and 22% of our revenues from the federal sector, respectively. Because we derive a large percentage of our revenues from a few major customers, our revenues could significantly decline if we lose one or more of these customers or if the amount of business we obtain from them is reduced.

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

For the six months ended September 30, 2009 and September 30, 2008, 14% of our total revenue and for each of the years ended March 31, 2009 and 2008, 13% of our total revenue was generated in countries outside of the United States, respectively. Some risks inherent in conducting business internationally include:

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

We have a substantial amount of indebtedness. As of September 30, 2009, we have debt totaling approximately $451.8 million, of which $3.1 million is current and payable during the twelve months ending September 30, 2010. As of March 31, 2009, we had debt totaling approximately $349.0 million, of which $36.1 million was current and payable during the twelve months ending March 31, 2010. For a description of our outstanding debt, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Our substantial indebtedness could have important consequences, including, but not limited to:

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

The market for our equity securities has been extremely volatile (ranging from $1.85 per share to $6.92 per share during the 52-week trading period ending September 30, 2009). Our stock price could suffer in the future as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter. The factors that could cause the price of our common stock in the public market to fluctuate significantly include the following:

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

The sale or availability for sale of substantial amounts of our common stock could adversely impact its price. Our certificate of incorporation authorizes us to issue 100,000,000 shares of common stock. On September 30, 2009, there were approximately 64.7 million shares of our common stock outstanding and approximately 11.1 million shares of our common stock reserved for issuance pursuant to our 6.625% Senior Convertible Notes, Series I convertible preferred stock, options, nonvested stock and warrants to purchase our common stock, which consist of :

•	4,575,200 shares of our common stock reserved for issuance upon conversion of our 6.625% Senior Convertible Notes;

•	1,041,333 shares of our common stock reserved for issuance upon conversion of our Series I convertible preferred stock;

•	2,377,263 shares of our common stock issuable upon exercise of options;

•	1,050,237 shares of our nonvested stock; and

•	2,025,328 shares of our common stock issuable upon exercise of warrants.

Accordingly, a substantial number of additional shares of our common stock are likely to become available for sale in the foreseeable future, which may have an adverse impact on our stock price.

Our common shares are thinly traded and, therefore, relatively illiquid.

As of September 30, 2009, we had 64,683,451 common shares outstanding. While our common shares trade on the NASDAQ, our stock is thinly traded (approximately 0.3%, or 213,920 shares, of our stock traded on an average daily basis during the twelve months ended September 30, 2009) and you may have difficulty in selling your shares quickly. The low trading volume of our common stock is outside of our control, and may not increase in the near future or, even if it does increase in the future, may not be maintained.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November, 2009.

TERREMARK WORLDWIDE, INC.

By:	/s/ MANUEL D. MEDINA
Manuel D. Medina
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2009

By:	/s/ JOSE A. SEGRERA
Jose A. Segrera
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 9, 2009