Form 10-Q
period 2009-12-31
TERREMARK WORLDWIDE INC.
filed 2010-02-10
CIK 912890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended December 31, 2009
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

Registrant’s telephone number, including area code:
(305) 856-3200

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of Exchange on Which Registered)

Common Stock, par Value $0.001 per Share	NASDAQ Global Market

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class	Outstanding at January 31, 2010

Common stock, $0.001 par value per share	65,006,788

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	December 31,	March 31,
	2009	2009

ASSETS
Current assets:
Cash and cash equivalents	$59,560	$51,786
Restricted cash	—	1,107
Accounts receivable, net	41,885	35,816
Current portion of capital lease receivables	469	631
Prepaid expenses and other current assets	12,765	8,615

Total current assets	114,679	97,955
Restricted cash	1,800	1,484
Property and equipment, net	376,994	301,002
Debt issuance costs, net	3,369	7,409
Other assets	15,677	8,907
Capital lease receivables, net of current portion	321	454
Intangibles, net	12,236	12,992
Goodwill	95,946	86,139

Total assets	$621,022	$516,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations and secured loans	$4,212	$3,823
Accounts payable and other current liabilities	65,804	60,352
Current portion of convertible debt	—	32,376

Total current liabilities	70,016	96,551
Secured loans, less current portion	388,207	252,728
Convertible debt, less current portion	57,192	57,192
Deferred rent and other liabilities	17,514	19,133
Deferred revenue	8,424	7,740

Total liabilities	541,353	433,344

Commitments and contingencies	—	—

Stockholders’ equity:
Series I convertible preferred stock: $.001 par value, 312 shares issued and outstanding (liquidation value of approximately $8.0 million)	—	—
Common stock: $.001 par value, 100,000,000 shares authorized; 64,908,713 and 59,740,750 shares issued and outstanding	65	60
Common stock warrants	8,901	8,960
Additional paid-in capital	454,364	428,251
Accumulated deficit	(383,486)	(352,994)
Accumulated other comprehensive loss	(175)	(1,279)

Total stockholders’ equity	79,669	82,998

Total liabilities and stockholders’ equity	$621,022	$516,342

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Revenues	$209,836	$181,574	$74,272	$65,877

Expenses:
Cost of revenues, excluding depreciation and amortization	118,362	101,459	41,880	34,242
General and administrative	25,522	28,702	8,807	8,752
Sales and marketing	19,572	19,633	7,197	7,155
Depreciation and amortization	27,474	20,086	9,708	7,538

Total operating expenses	190,930	169,880	67,592	57,687

Income from operations	18,906	11,694	6,680	8,190

Other (expenses) income:
Interest expense	(36,649)	(21,823)	(13,656)	(8,176)
Loss on early extinguishment of debt	(10,275)	—	—	—
Change in fair value of derivatives	(1,806)	(4,069)	(367)	(8,222)
Interest income	297	1,203	85	256
Other	814	(696)	59	(504)

Total other expenses	(47,619)	(25,385)	(13,879)	(16,646)

Loss before income taxes	(28,713)	(13,691)	(7,199)	(8,456)
Income tax expense	(1,779)	(1,025)	(879)	(230)

Net loss	(30,492)	(14,716)	(8,078)	(8,686)
Preferred dividend	(703)	(586)	(234)	(195)
Net loss attributable to common stockholders	$(31,195)	$(15,302)	$(8,312)	$(8,881)

Net loss per common share:
Basic and diluted	$(0.49)	$(0.26)	$(0.13)	$(0.15)

Weighted average common shares outstanding — basic and diluted	63,636	59,345	64,803	59,544

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

		Common
		Stock Par					Accumulated
	Preferred	Value		Common	Additional		Other
	Stock	Issued		Stock	Paid-In	Accumulated	Comprehensive
	Series I	Shares	Amount	Warrants	Capital	Deficit	(Loss) Income	Total

Balance at March 31, 2009	$—	59,741	$60	$8,960	$428,251	$(352,994)	$(1,279)	$82,998
Components of comprehensive (loss) income:
Net loss	—	—	—	—	—	(30,492)	—	(30,492)
Foreign currency translation adjustment	—	—	—	—	—	—	1,104	1,104

Total comprehensive loss								(29,388)
Expiration of warrants	—	—	—	(59)	59	—	—	—
Dividends on preferred stock	—	—	—	—	(703)	—	—	(703)
Issuance of common stock in connection with a private placement	—	4,000	4	—	19,932	—	—	19,936
Issuance of common stock in settlement of share-based awards	—	1,168	1	—	2,302	—	—	2,303
Share-based compensation	—	—	—	—	4,523	—	—	4,523

Balance at December 31, 2009	$—	64,909	$65	$8,901	$454,364	$(383,486)	$(175)	$79,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(30,492)	$(14,716)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	27,474	20,086
Loss on early extinguishment of debt	10,275	—
Change in fair value of derivatives	1,806	4,069
(Gain) loss on currency translation effect	(740)	697
Accretion on debt, net	2,045	2,515
Amortization of debt issue costs	698	1,649
Provision for doubtful accounts	1,236	2,069
Interest payment in kind on secured loans and convertible debt	395	3,606
Share-based compensation	6,455	4,938
Settlement of interest rate swaps	(8,360)	—
(Increase) decrease in:
Accounts receivable	(5,960)	7,039
Capital lease receivables, net of unearned interest	268	1,158
Restricted cash	791	(291)
Prepaid expenses and other assets	(9,091)	(393)
(Decrease) increase in:
Accounts payable and other current liabilities	(15,885)	3,759
Deferred revenue	2,036	2,101
Deferred rent and other liabilities	2,877	965

Net cash (used in) provided by operating activities	(14,172)	39,251

Cash flows from investing activities:
Purchase of property and equipment	(76,887)	(85,191)
Acquisition of management solutions company, net of cash	(11,420)	—
Repayments of notes receivable	—	44

Net cash used in investing activities	(88,307)	(85,147)

Cash flows from financing activities:
Payments on secured loans and convertible debt	(290,930)	(1,125)
Payments of preferred stock dividends	(690)	(586)
Payments of debt issuance costs	(3,545)	(61)
Proceeds from issuance of secured notes	386,963	—
Payments under capital lease obligations	(2,531)	(1,625)
Proceeds from issuance of common stock	20,022	—
Proceeds from exercise of stock options	—	3

Net cash provided by (used in) financing activities	109,289	(3,394)

Effect of foreign currency exchange rates on cash and cash equivalents	964	(665)

Net increase (decrease) in cash and cash equivalents	7,774	(49,955)
Cash and cash equivalents at beginning of period	51,786	96,990

Cash and cash equivalents at end of period	$59,560	$47,035

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization

Terremark Worldwide, Inc. and subsidiaries (“Terremark” or the “Company”) is a global provider of managed IT solutions leveraging its highly connected carrier-neutral data centers across major networking hubs in the United States, Europe and Latin America. The Company delivers a comprehensive suite of managed solutions including colocation, managed hosting, managed network, disaster recovery, security and cloud computing services. Terremark serves approximately 1,300 customers worldwide across a broad range of sectors, including enterprise, government agencies, systems integrators, network service providers, internet content and portal companies and internet infrastructure companies. The Company delivers its solutions through specialized data centers, including its three primary facilities: NAP of the Americas in Miami, Florida; NAP of the Capital Region in Culpeper, Virginia outside downtown Washington, D.C.; and NAP of the Americas/West in Santa Clara, California.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

Significant concentrations

The federal sector accounted for revenues of approximately 22% and 23% for the nine and three months ended December 31, 2009, respectively. The federal sector accounted for revenues of approximately 19% and 22% for the nine and three months ended December 31, 2008, respectively. No other customer accounted for more than 10% of revenues for the nine and three months ended December 31, 2009 and 2008, respectively.

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

The Company entered into two interest rate swap agreements as required under the provisions of the $250 million mortgage loan entered into on July 31, 2007. The interest rate swaps were settled on June 24, 2009. See Note 11.

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
(Unaudited)

Tax benefits resulting from tax deductions in excess of share-based compensation expense recognized under the fair value method (windfall tax benefits) are credited to additional paid-in capital. Realized tax shortfalls are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense.

Earnings (loss) per share

The Company’s 6.625% Senior Convertible Notes contain contingent interest provisions that allow the holders of the Senior Convertible Notes to participate in any dividends declared on the Company’s common stock. Further, the Company’s Series I preferred stock contains participation rights that entitle the holders to receive dividends in the event the Company declares dividends on its common stock. Accordingly, the Senior Convertible Notes and the Series I preferred stock are considered participating securities.

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

Construction in progress

Construction in progress is stated at its original cost and includes direct expenditures associated with the expansion of the Company’s data center footprint and upgrades to infrastructure of current data center footprint. In addition, the Company has capitalized certain interest costs during the construction phase. Once an expansion project becomes operational, these capitalized costs are allocated to certain property and equipment categories and are depreciated at the appropriate rates consistent with the estimated useful life of the underlying assets. Interest

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

incurred is capitalized if certain criteria are met. The following table sets forth total interest cost incurred and total interest cost capitalized (in thousands):

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Interest expense	$36,649	$21,823	$13,656	$8,176
Interest capitalized	2,276	4,105	1,647	608

Interest charges incurred	$38,925	$25,928	$15,303	$8,784

Fair value of financial instruments

The Company’s short-term financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value. The fair value of capital lease obligations is based on management estimates and reasonably approximates their book value after comparison to obligations with similar interest rates and maturities. The fair value of the Company’s redeemable preferred stock is estimated to be its liquidation value, which includes accumulated and unpaid dividends. The fair value of the Company’s secured loans (see Note 9) and convertible debt (see Note 10), which, at this time, are not actively traded in the market, are estimated by considering the Company’s credit rating, current rates available to the Company for similar debt and the Company’s stock price volatility. The fair value of secured loans and convertible debt as of December 31, 2009 and March 31, 2009 is as follows (in thousands):

	December 31, 2009		March 31, 2009
	Book Value	Fair Value	Book Value	Fair Value

Secured loans:
12% Senior secured notes	$388,207	$462,722	$—	$—
First lien agreement, including current portion	—	—	146,826	140,251
Second lien agreement	—	—	107,402	101,499
Convertible debt:
6.625% Senior convertible debt	57,192	52,275	57,192	59,171
9% Senior convertible debt, current portion	—	—	28,268	30,267
0.5% Senior subordinated convertible debt, current portion	—	—	4,108	3,997

The book value for the Company’s secured loans and convertible debt is net of the unamortized discount to debt principal. See Notes 9 and 10.

Fair value measurements

The Company carries various assets and liabilities at fair value in the accompanying condensed consolidated balance sheets. Fair value is defined as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Three levels of inputs that may be used to measure fair value are as follows:

Level 1:  Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:  Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Level 3:  Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The table below summarizes the fair values of our financial assets (liabilities) as of December 31, 2009 (in thousands):

	Fair Value at
	December 31,	Fair Value Measurement Using
	2009	Level 1	Level 2	Level 3

Money market fund	$44,174	$44,174	$—	$—
Embedded derivatives	(637)	—	—	(637)

	$43,537	$44,174	$—	$(637)

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

Recent accounting pronouncements

In December 2007, the FASB issued accounting guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other requirements, the guidance clarifies that a noncontrolling interest in a subsidiary, which was previously referred to as minority interest, is to be reported as a separate component of equity in the consolidated financial statements. The guidance also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the consolidated statement of income.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Company adopted this guidance during the three months ended December 31, 2009, and its adoption did not have any impact on the Company’s financial position, results of operations or cash flow.

In June 2009, the FASB issued new accounting guidance which addresses the elimination of the concept of a qualifying special purpose entity. The amendments also replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the new amendments provide more timely and useful information about an enterprise’s involvement with a variable interest entity. The amendments will become effective in the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In June 2009, the Company adopted new accounting guidance that requires an entity to provide disclosures of fair value of financial instruments in interim financial information. The Company has included disclosures about the fair value of all financial instruments for which it is practicable to estimate the value, whether recognized or not on its balance sheet, when summarized financial information for interim reporting periods is issued. The Company adopted this guidance during the three months ended September 30, 2009, and its adoption did not have any impact on the Company’s financial position, results of operations or cash flow.

In October 2009, the FASB issued guidance which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately, rather than as a combined unit. The guidance is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements, if any.

3.	Acquisitions

On November 12, 2009, the Company entered into a purchase agreement to acquire the stock of DS3 Data Vaulting, L.L.C., a data management solutions provider, for a purchase price of $11.5 million in cash, subject to a working capital adjustment, which the Company has estimated to be $0.5 million due to the sellers, as of December 31, 2009. The Company has included the estimated working capital adjustment in the preliminary purchase price allocation. The working capital adjustment is anticipated to be finalized 90 days from November 12, 2009, or February 12, 2010. Pursuant to the purchase agreement, the sellers agreed to indemnify the Company for certain potential contractual obligations. In accordance with the terms of the escrow agreement, $1.5 million of the purchase price was placed into an escrow account to secure such indemnification obligations. The escrow agreement ends on May 11, 2011, at which time any remaining funds would be distributed to the sellers. This data management solutions provider delivers offsite, online data backup and restore services which enable enterprises and government agencies to rapidly and securely backup and restore files, databases and operating

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

systems. The costs to acquire the data management solutions provider were allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their respective fair values and any excess were allocated to goodwill. The following summarizes the allocation of the purchase price as of December 31, 2009 (in thousands):

Cash and cash equivalents	$44
Accounts receivable, net	827
Prepaid and other current assets	258
Property and equipment, net	1,690
Intangibles, including goodwill	10,632
Accounts payable and accrued expenses	(398)
Deferred revenue	(162)
Capital lease obligations	(926)

Net assets acquired	$11,965

The allocation of intangible assets acquired as of December 31, 2009 is summarized in the following table (in thousands):

	Gross Carrying	Amortization	Accumulated
	Amount	Period	Amortization

Intangibles no longer amortized:
Goodwill	$9,807	—	$—
Amortizable intangibles:
Customer base	825	10 years	11

4.	Accounts Receivable

	December 31,	March 31,
	2009	2009

Accounts receivable, net, consists of (in thousands):
Accounts receivable	$29,451	$32,575
Unbilled revenue	13,375	5,312
Allowance for doubtful accounts	(941)	(2,071)

	$41,885	$35,816

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Unbilled revenue consists of revenues earned for which the customer has not been billed.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.	Prepaid Expenses and Other Assets

	December 31,	March 31,
	2009	2009

Prepaid expenses and other assets consists of (in thousands):
Prepaid expenses	$8,561	$2,278
Deferred installation costs	8,610	6,878
Deposits	4,882	3,874
Deferred rent	1,347	1,264
Deferred tax asset	890	862
Interest and other receivables	304	358
Other	3,848	2,008

	28,442	17,522
Less: current portion	(12,765)	(8,615)

	$15,677	$8,907

6.	Property and Equipment

	December 31,	March 31,
	2009	2009

Property and equipment, net, consists of (in thousands):
Land	$18,336	$18,336
Building	114,089	107,171
Building and leasehold improvements	79,603	75,395
Machinery	129,841	117,168
Equipment, furniture and fixtures	80,407	54,169
Construction in progress	59,273	7,160

	481,549	379,399
Less: accumulated depreciation and amortization	(104,555)	(78,397)

	$376,994	$301,002

Depreciation and amortization expense was $25.9 million and $9.2 million for the nine and three months ended December 31, 2009, respectively. Depreciation and amortization expense was $18.3 million and $6.9 million for the nine and three months ended December 31, 2008, respectively.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.	Intangibles

	Amortization	December 31,	March 31,
	Period (Years)	2009	2009

Intangibles, net, consists of (in thousands):
Customer base	8-10	$9,125	$8,300
Technology	4-5	6,400	6,400
Trademarks	—	4,100	4,100
Non-compete agreements	3	100	100

		19,725	18,900
Less: accumulated amortization		(7,489)	(5,908)

		$12,236	$12,992

The Company expects to record amortization expense associated with these intangible assets as follows for each of the fiscal years ended (in thousands):

	Customer		Non-Compete
	Base	Technology	Agreements

2010 (three months remaining)	$269	$572	$8
2011	1,075	800	5
2012	1,075	800	—
2013	1,075	120	—
2014	1,019	—	—
2015 and thereafter	1,318	—	—

	$5,831	$2,292	$13

Amortization of intangibles was $1.6 million and $0.5 million for the nine and three months ended December 31, 2009, respectively. Amortization of intangibles was $1.8 million and $0.6 million for the nine and three months ended December 31, 2008, respectively, and is included in depreciation and amortization in the Company’s condensed consolidated financial statements.

8.	Accounts Payable and Other Current Liabilities

	December 31,	March 31,
	2009	2009

Accounts payable and other current liabilities consists of (in thousands):
Accounts payable	$39,418	$30,739
Accrued expenses	12,511	15,918
Current portion of deferred revenue	7,496	6,904
Interest payable	3,247	4,835
Customer prepayments	3,132	1,956

	$65,804	$60,352

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.	Secured Loans

	December 31,	March 31,
	2009	2009

Secured loans consists of (in thousands):
12% Senior Secured Notes, due June 15, 2017. Interest is payable semi-annually, on December 15 and June 15 (Effective interest rate of 13.8%)	$388,207	$—
First Lien Credit Agreement, due August 15, 2012. Principal of $375,000 was payable quarterly. Interest was payable monthly at Eurodollar plus 3.75% at the election of the Company (Effective interest rate of 6.1%)	—	146,826
Second Lien Credit Agreement, due February 2, 2013. Interest was payable at Eurodollar plus 7.75% at the election of the Company. (Effective interest rate of 10.1%)	—	107,402

	388,207	254,228
Less: current portion	—	(1,500)

	$388,207	$252,728

On June 24, 2009 (the “Closing Date”), the Company issued an aggregate principal amount of $420.0 million of 12% Senior Secured Notes, due June 15, 2017, which are guaranteed by substantially all of the Company’s domestic subsidiaries (the “Guarantors”). See Note 21. Additionally, the 12% Senior Secured Notes are secured by a first priority security interest in substantially all of the assets of the Company and the Guarantors, including the pledge of 100% of all outstanding capital stock of each of the Company’s domestic subsidiaries, excluding Terremark Federal Group, Inc. and Technology Center of the Americas, LLC, and 65% of all outstanding capital stock of substantially all of the Company’s foreign subsidiaries, subject to certain customary exceptions relating to our ability to remove the pledge with respect to certain significant subsidiaries which would otherwise result in additional audit requirements under SEC accounting rules. The 12% Senior Secured Notes were offered and sold in a private placement to qualified institutional buyers in the United States in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States in reliance on Regulation S under the Securities Act. The 12% Senior Secured Notes bear interest at 12.0% per annum, payable on December 15 and June 15 of each year.

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

The exchange of $150 million of the First Lien Credit Agreement and $100 million of the Second Lien Credit Agreement were accounted for as an early extinguishment of debt and the 12% Senior Secured Notes were accounted for as a new debt instrument at $387.0 million, net of original issue discount of $33.0 million that includes $12.5 million in fees paid to initial purchasers of the notes. The exchange of debt instruments resulted in a loss on the early extinguishment of debt of $10.3 million. The loss included $7.0 million of unamortized deferred financing costs, $2.3 million of prepayment penalties related to the Second Lien Credit Agreement, breakage fees related to the settlement of the interest rate swaps and $1.0 million of unamortized discount. In addition, the Company recorded $3.4 million of debt issuance costs related to the 12% Senior Secured Notes. For the nine months ended December 31, 2009, the Company amortized $1.2 million of the original issue discount into interest expense. For the nine months ended December 31, 2009, the Company amortized $0.1 million of the debt issuance costs into interest expense.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
(Unaudited)

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

The 12% Senior Secured Notes have not been registered under the Securities Act or any state securities laws and may not be sold except in a transaction registered under, or exempt from, the registration provisions of the Securities Act and applicable state securities laws. On the Closing Date, the Company and the Guarantors entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company and the Guarantors have agreed for the benefit of the holders of the 12% Senior Secured Notes to use their best efforts to file with the Securities and Exchange Commission (the “Commission”) and cause to become effective a registration statement (the “Exchange Offer Registration Statement”) with respect to a registered offer to exchange the Notes and the Guarantees thereof for an issue of the Company’s senior secured notes (the “Exchange Notes”) guaranteed by the Guarantors (the “Exchange Note Guarantees” and, together with the Exchange Notes, the “Exchange Securities”) with terms identical to the 12% Senior Secured Notes, except that the Exchange Notes will not bear legends restricting transfer and will not contain terms providing for the payment of additional interest as described below and in the Registration Rights Agreement. In addition, the Company has agreed to file, in certain circumstances, a shelf registration statement covering resales of the Securities. If the exchange offer for the 12% Senior Secured Notes is not completed on or prior to January 20, 2010, the applicable interest rate will increase by 0.25% per annum for the first 90-day period thereafter, and the amount of such additional interest will increase by an additional 0.25% per annum for each subsequent 90-day period, up to a maximum of 1.0% per annum over the original interest rate (“Additional Interest”).

Additional interest will also become payable if any of the following occurs: (i) our failure to file with the Securities and Exchange Commission (the “Commission”) the Exchange Offer Registration Statement on or prior to September 22, 2009; (ii) our failure to file with the Commission a shelf registration statement on or prior to the 30th day following the occurrence of an event requiring that we file a shelf registration statement; (iii) if on or prior to December 21, 2009, neither the Exchange Offer Registration Statement nor a shelf registration statement has been declared effective by the Commission; (iv) if on or prior to January 20, 2010 a shelf registration statement, if required in lieu of Exchange Offer Registration Statement, has not been declared effective by the Commission; or (v) if either the Exchange Offer Registration Statement or a shelf registration statement that has been declared effective ceases to be effective. The Company has not yet filed the Exchange Offer Registration Statement and accordingly is accruing this additional interest. As of February 10, 2010, the Company has incurred $0.9 million in additional interest. Under the terms of the senior secured notes, the Company was required to pay to the holders approximately $245,000 of this additional interest when it paid the scheduled interest payment payable on December 15, 2009. The Company did not make this payment of additional interest at this time. The Company has since paid the additional interest and is in compliance with the terms of the senior secured notes.

The proceeds received from the issuance of the senior secured notes were used to repay term loan financing arrangements under the First Lien Credit Agreement and the Second Lien Credit Agreement described above.

In connection with the repayment of the obligations under the Credit Agreements, the Company settled interest rate swap agreements that had served as an economic hedge against increases in interest rates and were not designated as hedges for accounting purposes. See Note 11.

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

On June 15, 2009, all outstanding obligations related to the Company’s 0.5% Senior Subordinated Convertible Notes, (the “Series B Notes”) with a face value of $4.0 million, held by Credit Suisse, Cayman Islands Branch and Credit Suisse, International, were satisfied and repaid as the Series B Notes became due. On the date of the transaction, the Company paid $4.1 million to the holders which represented the principal amount, payment in kind and any unpaid or accrued interest. On June 15, 2009, all outstanding obligations related to 9% Senior Convertible Notes with a face value of $29.1 million were satisfied and repaid as the notes became due. On the date of the transaction, the Company paid $30.4 million to the holders which represented $29.1 million of principal and $1.3 million of unpaid interest. The 9% Senior Convertible Notes were unsecured obligations and ranked pari passu with all existing and future unsecured and unsubordinated indebtedness, senior in right of payment to all existing and future subordinated indebtedness, and ranked junior to any future secured indebtedness.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

11.	Derivatives

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

The Company has estimated that the embedded derivatives within the 9% Senior Convertible Notes, the Series B Notes and the 6.625% Senior Convertible Notes amounted in the aggregate to a net liability of $0.2 million at March 31, 2009. The resulting loss of $0.3 million and income of $0.2 million was included in the change in the fair value of derivatives in the accompanying condensed consolidated statement of operations for the nine and three months ended December 31, 2008, respectively. In connection with the repayment of the 9% Senior Convertible Notes and the Series B Notes on their respective due dates, each of the embedded derivatives within these instruments was cancelled. As of December 31, 2009, the only remaining outstanding embedded derivatives were related to the 6.625% Senior Convertible Notes, which amounted in the aggregate to a liability of $0.3 million at June 30, 2009, September 30, 2009 and $0.6 million at December 31, 2009. The resulting loss of $0.4 and $0.5 million was included in the change in the fair value of derivatives in the nine and three months ended December 31, 2009, respectively.

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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

In connection with the repayment of the Credit Agreements on June 24, 2009, the interest rate swap agreements were unwound and settled for $8.4 million payable to the holders. The Company recorded $1.3 million for the change in the fair value of derivatives prior to June 24, 2009 and $0.9 million of interest expense related to the interest rate swap agreements in the nine months ended December 31, 2009.

12.	Deferred Rent and Other Liabilities

	December 31,	March 31,
	2009	2009

Deferred rent and other liabilities consists of (in thousands):
Deferred rent	$10,208	$6,467
Interest rate swap, at fair value	—	6,073
Long-term portion of capital lease obligations	4,946	2,990
Deferred tax liability	1,543	1,543
Other liabilities	817	2,060

	$17,514	$19,133

13.	Commitments and Contingencies

In the ordinary course of conducting business, the Company becomes involved in various legal actions and claims. Litigation is subject to many uncertainties and the Company may be unable to accurately predict the outcome of such matters, some of which could be decided unfavorably to it. The Company’s participation in government contracts subjects the Company to inquiries, investigations and subpoenas regarding business with the federal government. Improper or illegal activities may subject the Company to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies. Management does not believe the ultimate outcome of pending matters of the nature described above would be material.

14.	Changes in Stockholders’ Equity

Issuance of Common stock

On May 29, 2009, the Company in a private transaction, issued to VMware Bermuda Limited (“VMware”), a wholly-owned subsidiary of VMware, Inc., four million shares of its common stock, valued at $19.9 million, net of issuance costs. The governing subscription agreement grants to VMware a right of first refusal with respect to certain future equity sales by the Company that occur within the 18-month period following the closing of the VMware purchase. If such equity sales are proposed to be made to a competitor of VMware or certain affiliates, VMware may elect to purchase such equity in lieu of the competitor. If such equity sales are proposed to be made to

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

a non-competitor of VMware, VMware will not have the ability to prevent such sale but will have the right to elect to purchase an additional amount of equity sufficient to maintain its initial equity percentage interest in the Company.

During the nine months ended December 31, 2009, the Company issued 1,168 shares of its common stock to certain employees valued at $2.3 million to settle share-based awards. Issued shares were net of shares surrendered to satisfy the employees’ withholding tax liability.

15.	Earnings (Loss) Per Share

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods indicated (in thousands):

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

9% Senior Convertible Notes	642	2,325	—	2,325
Common stock warrants	2,025	2,344	2,022	2,339
Common stock options	2,327	2,271	2,359	2,244
Nonvested stock	1,533	1,558	1,783	1,723
Series I convertible preferred stock	1,073	1,067	1,073	1,067
6.625% Senior Convertible Notes	4,575	4,575	4,575	4,575
0.5% Senior Subordinated Convertible Notes	163	491	—	491

16.	Share-based Compensation

Option Awards

On May 22, 2009, the Company granted 180,000 stock options to purchase shares of its common stock with an exercise price of $4.47 to members of the Company’s Board of Directors.

Nonvested Awards

The Company records the intrinsic value of the nonvested stock as additional paid-in capital. Share-based compensation expense is recognized ratably over the applicable vesting period. As of December 31, 2009, the future compensation expense related to nonvested stock that will be recognized is approximately $14.0 million. The cost is expected to be recognized over a weighted average period of 2.3 years. The Company recognized approximately $3.6 million and $1.8 million of share-based compensation expense, associated with nonvested stock, for the nine and three months ended December 31, 2009, respectively. The Company recognized approximately $3.2 million and $1.2 million of share-based compensation expense, associated with nonvested stock, for the nine and three months ended December 31, 2008, respectively. A summary of the Company’s nonvested stock as of December 31,

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2009 and changes during the nine months ended December 31, 2009 is presented below (in thousands, except for per share data):

		Weighted Average
		Grant Date
	Shares	Fair Value

Outstanding at April 1, 2009	1,490	$6.07
Granted	1,715	6.76
Vested	(592)	6.30
Forfeited	(95)	5.54

Outstanding at December 31, 2009	2,518	$6.55

Share-based Compensation Recognized in the Statement of Operations

The following table presents, by operating expense category, the Company’s share-based compensation expense recognized for all outstanding equity awards (in thousands):

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Cost of revenues	$2,945	$1,412	$1,037	$610
General and administrative	2,956	3,106	999	989
Sales and marketing	554	420	271	180

	$6,455	$4,938	$2,307	$1,779

17.	Related Party Transactions

Following is a summary of transactions for the nine and three months ended December 31, 2009 and 2008 and balances with related parties included in the accompanying condensed consolidated statements of operations and the accompanying condensed consolidated balance sheets as of December 31, 2009 and March 31, 2009 (in thousands):

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Services purchased from related party	$91	$90	$30	$30
Services from directors	300	300	100	100

	December 31,	March 31,
	2009	2009

Other assets	$302	$348

The Company has entered into consulting agreements with two members of its Board of Directors and into an employment agreement with another board member. One consulting agreement provided for annual compensation of $240,000, payable monthly. In addition, in October 2006, the Company’s Board of Directors approved the issuance to this director of 50,000 shares of nonvested stock vesting over a period of one year. The remaining consulting agreement and employment agreement provide for annual compensation aggregating $160,000. In June 2006, the Company agreed to issue 15,000 shares of nonvested stock to the director with the employment agreement, pursuant to a prior agreement in connection with the director bringing additional business to the Company. In February 2010, the Company entered into a consulting agreement with a new board member which provides for annual compensation of $100,000 and 20,000 shares of stock options.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

18.	Revenues

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Revenues consist of (in thousands):
Colocation	$81,113	$60,517	$27,896	$22,315
Managed and professional services	109,850	102,507	39,908	37,941
Exchange point services	13,848	11,721	4,793	4,058
Equipment resales	5,025	6,829	1,675	1,563

	$209,836	$181,574	$74,272	$65,877

Total arrangement consideration for managed web hosting solutions may include the procurement of equipment. Amounts allocated to equipment and software sold under these arrangements and included in managed and professional services were $7.5 million and $3.1 million for the nine and three months ended December 31, 2009, respectively, and $4.4 million and $1.2 million for the nine and three months ended December 31, 2008, respectively.

19.	Information About the Company’s Operating Segment

As of December 31, 2009 and March 31, 2009, the Company had one reportable business segment, which is the data center operation. The data center operations segment provides Tier 1 NAP, Internet infrastructure and managed services in a data center environment. Additionally, the segment provides NAP development and technology infrastructure buildout services.

20.	Supplemental Cash Flow Information

	Nine Months Ended
	December 31,
	2009	2008

Supplemental disclosures of cash flow information (in thousands):
Cash paid for interest, net of amount capitalized	$38,696	$13,639
Cash paid for income taxes	767	738
Non-cash operating, investing and financing activities:
Assets acquired under capital leases	5,546	3,225
Cancellation and expiration of warrants	59	542
Changes in accrued property and equipment	16,490	7,732

21.	Supplemental Guarantor and Non-Guarantor Financial Information

On June 24, 2009, the Company completed an offering of $420 million of 12% Senior Secured Notes, which are guaranteed by substantially all of the Company’s domestic subsidiaries (the “Guarantor Subsidiaries”). Additionally, the debt is secured by a first priority security interest in substantially all of the assets of the Company and the Guarantors, including the pledge of 100% of all outstanding capital stock of each of the Company’s domestic subsidiaries, excluding Terremark Federal Group, Inc. and Technology Center of the Americas, LLC, and 65% of all outstanding capital stock of substantially all the Company’s foreign subsidiaries, subject to certain customary exceptions relating to our ability to remove the pledge with respect to certain significant subsidiaries which would otherwise result in additional audit requirements under SEC accounting rules.

In anticipation of the Guarantor Subsidiaries being guarantors of debt securities that are registered under the Securities Act of 1933, as amended, below are certain consolidating financial statements of the Company, the

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. In lieu of providing separate unaudited financial statements of the Guarantor Subsidiaries, condensed financial statements prepared in accordance with Rule 3-10 of Regulation S-X are presented below. The column marked “Issuer” includes the results of Terremark Worldwide, Inc. (the “Parent Company”). The column marked “Guarantor Subsidiaries” includes the results of the Guarantor Subsidiaries, which consists of all domestic subsidiaries. The column marked “Non-Guarantor Subsidiaries” includes results of the Non-Guarantor Subsidiaries, which consists primarily of foreign subsidiaries. Eliminations necessary to arrive at the information for the Company on a consolidated basis for the periods presented are included in the column so labeled and consist primarily of certain intercompany payments between the Parent Company and the Non-Guarantor Subsidiaries. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

The following represents the supplemental unaudited condensed financial statements of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. These condensed financial statements should be read in conjunction with our condensed consolidated financial statements and notes thereto.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidated Balance Sheet as of December 31, 2009

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Current assets:
Cash and cash equivalents	$50,738	$(140)	$8,962	$—	$59,560
Accounts receivables, net	11	38,152	3,722	—	41,885
Current portion of capital lease receivables	—	469	—	—	469
Prepaid expenses and other current assets	801	9,284	2,684	(4)	12,765

Total current assets	51,550	47,765	15,368	(4)	114,679
Investment in subsidiaries	218,331	—	—	(218,331)	—
Intercompany accounts receivable	245,981	46,471	4,296	(296,748)	—
Restricted cash	680	809	311	—	1,800
Property and equipment, net	6,906	348,405	21,683	—	376,994
Debt issuance costs, net	3,369	—	—	—	3,369
Other assets	903	9,941	4,871	(38)	15,677
Capital lease receivables, net of current portion	—	321	—	—	321
Intangibles, net	—	11,231	1,005	—	12,236
Goodwill	—	89,003	6,943	—	95,946

Total assets	$527,720	$553,946	$54,477	$(515,121)	$621,022

Current liabilities:
Current portion of capital lease obligations and secured loans	1,177	2,951	84	—	4,212
Accounts payable and other current liabilities	8,410	47,745	9,649	—	65,804

Total current liabilities	9,587	50,696	9,733	—	70,016
Intercompany accounts payable	45,240	231,703	19,806	(296,749)	—
Secured loans	388,207	—	—	—	388,207
Convertible debt	57,192	—	—	—	57,192
Deferred rent and other liabilities	5,744	10,692	1,078	—	17,514
Deferred revenue	—	6,663	1,804	(43)	8,424

Total liabilities	505,970	299,754	32,421	(296,792)	541,353

Commitments and contingencies	—	—	—	—	—
Stockholders’ equity:
Series I convertible preferred stock	—	—	—	—	—
Common stock	65	—	1,062	(1,062)	65
Common stock warrants	8,901	—	—	—	8,901
Additional paid-in capital	454,364	188,915	28,352	(217,267)	454,364
Accumulated (deficit) earnings	(441,580)	65,278	(7,184)	—	(383,486)
Accumulated other comprehensive loss	—	(1)	(174)	—	(175)

Total stockholders’ equity	21,750	254,192	22,056	(218,329)	79,669

Total liabilities and stockholders’ equity	$527,720	$553,946	$54,477	$(515,121)	$621,022

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidated Balance Sheet as of March 31, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Current assets:
Cash and cash equivalents	$41,895	$1,363	$8,528	$—	$51,786
Restricted cash	—	1,107	—	—	1,107
Accounts receivable, net	2	32,814	3,000	—	35,816
Current portion of capital lease receivable	—	631	—	—	631
Prepaid expenses and other current assets	865	6,317	1,433	—	8,615

Total current assets	42,762	42,232	12,961	—	97,955
Investment in subsidiaries	200,512	—	—	(200,512)	—
Intercompany accounts receivable	242,013	65,673	1,907	(309,593)	—
Restricted cash	626	858	—	—	1,484
Property and equipment, net	5,808	285,549	9,645	—	301,002
Debt issuance costs, net	7,382	27	—	—	7,409
Other assets	937	7,386	584	—	8,907
Capital lease receivable, net of current portion	—	454	—	—	454
Intangibles, net	—	11,652	1,340	—	12,992
Goodwill	—	79,196	6,943	—	86,139

Total assets	$500,040	$493,027	$33,380	$(510,105)	$516,342

Current liabilities:
Current portion of capital lease obligations and secured loans	$2,257	$1,406	$160	$—	$3,823
Accounts payable and other current liabilities	12,409	41,675	6,268	—	60,352
Current portion of convertible debt	32,376	—	—	—	32,376

Total current liabilities	47,042	43,081	6,428	—	96,551
Intercompany accounts payable	64,794	233,073	11,726	(309,593)	—
Secured loans, less current portion	252,728	—	—	—	252,728
Convertible debt, less current portion	57,192	—	—	—	57,192
Deferred rent and other liabilities	10,258	7,975	900	—	19,133
Deferred revenue	—	5,921	1,819	—	7,740

Total liabilities	432,014	290,050	20,873	(309,593)	433,344

Commitments and contingencies	—	—	—	—	—
Stockholders’ equity:
Series I convertible preferred stock	—	—	—	—	—
Common stock	60	—	1,000	(1,000)	60
Common stock warrants	8,960	—	—	—	8,960
Additional paid-in capital	428,251	176,833	22,679	(199,512)	428,251
Accumulated (deficit) earnings	(369,245)	26,144	(9,893)	—	(352,994)
Accumulated other comprehensive loss	—	—	(1,279)	—	(1,279)

Total stockholders’ equity	68,026	202,977	12,507	(200,512)	82,998

Total liabilities and stockholders’ equity	$500,040	$493,027	$33,380	$(510,105)	$516,342

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidated Statement of Operations for the Nine months ended December 31, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$—	$179,734	$31,295	$(1,193)	$209,836

Expenses:
Costs of revenues, excluding depreciation and amortization	212	101,031	18,312	(1,193)	118,362
General and administrative	20,220	1,655	3,647	—	25,522
Sales and marketing	1,988	14,177	3,407	—	19,572
Depreciation and amortization	1,484	23,112	2,878	—	27,474

Total operating expenses	23,904	139,975	28,244	(1,193)	190,930

Income (loss) from operations	(23,904)	39,759	3,051	—	18,906

Other (expenses) income:
Interest expense	(36,282)	(362)	(106)	101	(36,649)
Loss on early extinguishment of debt	(10,275)	—	—	—	(10,275)
Change in fair value of derivatives	(1,806)	—	—	—	(1,806)
Interest income	218	94	86	(101)	297
Other	(113)	(74)	1,001	—	814

Total other (expenses) income	(48,258)	(342)	981	—	(47,619)

(Loss) income before income taxes	(72,162)	39,417	4,032	—	(28,713)
Income tax expense	(172)	(286)	(1,321)	—	(1,779)

Net (loss) income	$(72,334)	$39,131	$2,711	$—	$(30,492)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidated Statement of Operations for the Nine months ended December 31, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$—	$158,430	$23,440	$(296)	$181,574

Expenses:
Costs of revenues, excluding depreciation and amortization	6	87,258	14,491	(296)	101,459
General and administrative	20,622	4,792	3,288	—	28,702
Sales and marketing	329	15,964	3,340	—	19,633
Depreciation and amortization	735	16,983	2,368	—	20,086

Total operating expenses	21,692	124,997	23,487	(296)	169,880

(Loss) income from operations	(21,692)	33,433	(47)	—	11,694

Other (expenses) income:
Interest expense	(21,464)	(336)	(23)	—	(21,823)
Change in fair value of derivatives	(4,069)	—	—	—	(4,069)
Interest income	916	152	135	—	1,203
Other	1	(67)	(630)	—	(696)

Total other expenses	(24,616)	(251)	(518)	—	(25,385)

(Loss) income before income taxes	(46,308)	33,182	(565)	—	(13,691)
Income tax expense	(440)	—	(585)	—	(1,025)

Net (loss) income	$(46,748)	$33,182	$(1,150)	$—	$(14,716)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidated Statement of Operations for the Three Months Ended December 31, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$—	$62,173	$12,535	$(436)	$74,272

Expenses:
Costs of revenues, excluding depreciation and amortization	70	34,726	7,520	(436)	41,880
General and administrative	6,993	486	1,328	—	8,807
Sales and marketing	594	5,349	1,254	—	7,197
Depreciation and amortization	271	8,096	1,341	—	9,708

Total operating expenses	7,928	48,657	11,443	(436)	67,592

(Loss) income from operations	(7,928)	13,516	1,092	—	6,680

Other (expenses) income:
Interest expense	(13,520)	(131)	(48)	43	(13,656)
Change in fair value of derivatives	(367)	—	—	—	(367)
Interest income	63	29	36	(43)	85
Other	22	(24)	61	—	59

Total other (expenses) income	(13,802)	(126)	49	—	(13,879)

(Loss) income before income taxes	(21,730)	13,390	1,141	—	(7,199)
Income tax expense	(1)	(286)	(592)	—	(879)

Net (loss) income	$(21,731)	$13,104	$549	$—	$(8,078)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidated Statement of Operations for the Three Months Ended December 31, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$—	$58,297	$7,697	$(117)	$65,877

Expenses:
Costs of revenues, excluding depreciation and amortization	4	29,701	4,654	(117)	34,242
General and administrative	6,447	1,493	812	—	8,752
Sales and marketing	100	5,998	1,057	—	7,155
Depreciation and amortization	265	6,462	811	—	7,538

Total operating expenses	6,816	43,654	7,334	(117)	57,687

(Loss) income from operations	(6,816)	14,643	363	—	8,190

Other (expenses) income:
Interest expense	(7,984)	(186)	(6)	—	(8,176)
Change in fair value of derivatives	(8,222)	—	—	—	(8,222)
Interest income	173	35	48	—	256
Other	(24)	(4)	(476)	—	(504)

Total other expenses	(16,057)	(155)	(434)	—	(16,646)

(Loss) income before income taxes	(22,873)	14,488	(71)	—	(8,456)
Income tax expense	—	—	(230)	—	(230)

Net (loss) income	$(22,873)	$14,488	$(301)	$—	$(8,686)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidated Statement of Cash Flows for the Nine months ended December 31, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net (loss) income	$(72,334)	$39,131	$2,711	$—	$(30,492)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,484	23,112	2,878	—	27,474
Loss on early extinguishment of debt	10,275	—	—	—	10,275
Change in fair value of derivatives	1,806	—	—	—	1,806
Loss (gain) on currency translation effect	—	2	(742)		(740)
Accretion on debt, net	2,045	—	—	—	2,045
Amortization of debt issue costs	672	26	—	—	698
Provision for doubtful accounts	—	1,236	—	—	1,236
Interest payment in kind on notes and mortgage payable	395	—	—	—	395
Share-based compensation	2,509	3,657	289	—	6,455
Settlement of interest rate swaps	(8,360)	—	—	—	(8,360)
Decrease (increase) in:
Accounts receivable	(9)	(5,880)	(71)	—	(5,960)
Capital lease receivable, net of unearned interest	—	268	—	—	268
Restricted cash	(53)	1,155	(311)	—	791
Prepaid expenses and other assets	(60)	(3,499)	(5,532)	—	(9,091)
(Decrease) increase in:
Accounts payable and other current liabilities	122	(16,525)	518	—	(15,885)
Deferred revenue	—	1,972	64	—	2,036
Deferred rent and other liabilities	1,494	1,216	167	—	2,877

Net cash used in provided by operating activities	(60,014)	45,871	(29)	—	(14,172)

Cash flows from investing activities:
Purchase of property and equipment	(734)	(64,478)	(11,675)	—	(76,887)
Repayments of notes receivable	—	(11,420)	—	—	(11,420)

Net cash used in investing activities	(734)	(75,898)	(11,675)	—	(88,307)

Cash flows from financing activities:
Payments on secured loans and convertible debt	(290,930)	—	—	—	(290,930)
Intercompany activity, net	(41,343)	30,204	11,139	—	—
Payments of preferred stock dividends	(690)	—	—	—	(690)
Payments of debt issuance costs	(3,545)	—	—	—	(3,545)
Proceeds from issuance of secured notes	386,963	—	—	—	386,963
Payments under capital lease obligations	(886)	(1,510)	(135)	—	(2,531)
Proceeds from issuance of common stock	20,022	—	—	—	20,022

Net cash provided by financing activities	69,591	28,694	11,004	—	109,289

Effect of foreign currency exchange rates on cash and cash equivalents	—	(170)	1,134	—	964

Net increase (decrease) in cash and cash equivalents	8,843	(1,503)	434	—	7,774
Cash and cash equivalents at beginning of period	41,895	1,363	8,528	—	51,786

Cash and cash equivalents at end of period	$50,738	$(140)	$8,962	$—	$59,560

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidated Statement of Cash Flows for the Nine months ended December 31, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net (loss) income	$(46,748)	$33,182	$(1,150)	$—	$(14,716)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	735	16,983	2,368	—	20,086
Change in fair value of derivatives	4,069	—	—	—	4,069
Loss on currency translation effect	—	—	697	—	697
Accretion on debt, net	2,515	—	—	—	2,515
Amortization of debt issue costs	1,597	52	—	—	1,649
Provision for doubtful accounts	—	2,069	—	—	2,069
Interest payment in kind on notes and mortgage payable	3,606	—	—	—	3,606
Share-based compensation	2,798	2,140	—	—	4,938
(Increase) decrease in:
Accounts receivable	(2)	7,284	(243)	—	7,039
Capital lease receivable, net of unearned interest	—	1,158	—	—	1,158
Restricted cash	81	(372)	—	—	(291)
Prepaid expenses and other assets	630	75	(1,098)	—	(393)
Increase (decrease) in:
Accounts payable and other current liabilities	4,418	(1,254)	595	—	3,759
Deferred revenue	—	1,248	853	—	2,101
Deferred rent and other liabilities	785	81	99	—	965

Net cash (used in) provided by operating activities	(25,516)	62,646	2,121	—	39,251

Cash flows from investing activities:
Purchase of property and equipment	(757)	(79,430)	(5,004)	—	(85,191)
Repayments of notes receivable	44	—	—	—	44

Net cash used in investing activities	(713)	(79,430)	(5,004)	—	(85,147)

Cash flows from financing activities:
Payments on secured loans	(1,125)	—	—	—	(1,125)
Intercompany activity, net	(22,636)	15,592	7,044	—	—
Payments of preferred stock dividends	(586)	—	—	—	(586)
Payments of debt issuance costs	(61)	—	—	—	(61)
Payments under capital lease obligations	(188)	(1,239)	(198)	—	(1,625)
Proceeds from issuance of common stock	3	—	—	—	3

Net cash (used in) provided by financing activities	(24,593)	14,353	6,846	—	(3,394)

Effect of foreign currency exchange rates on cash and cash equivalents	—	811	(1,476)	—	(665)

Net (decrease) increase in cash and cash equivalents	(50,822)	(1,620)	2,487	—	(49,955)
Cash and cash equivalents at beginning of period	88,564	2,187	6,239	—	96,990

Cash and cash equivalents at end of period	$37,742	$567	$8,726	$—	$47,035

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

22.	Subsequent Events

The Company has evaluated subsequent events through February 10, 2010 which is the date the condensed consolidated financial statements were issued, and determined that there are no subsequent events that would impact the Company’s condensed consolidated financial statements for the quarterly period ended December 31, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 based on our current expectations, assumptions, and estimates about us and our industry. These forward-looking statements involve risks and uncertainties. Words such as “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. All statements other than statements of historical facts, including, among others, statements regarding our future financial position, business strategy, projected levels of growth, projected costs and projected financing needs, are forward-looking statements. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several important factors including, without limitation, that we may be further impacted by slowdowns, postponements or cancellations in our client’s businesses or deterioration in the financial condition of our clients, a history of losses, competitive factors, uncertainties inherent in government contracting, inquiries and investigations conducted by government agencies with respect to our government contracts, concentration of business with a small number of clients, the ability to service debt, substantial leverage, material weaknesses in our internal controls and our disclosure controls, energy costs, the interest rate environment, failure to successfully implement expansion plans or integrate acquired businesses into our operations, one-time events and other factors more fully described in “Risk Factors” and elsewhere in this report. The forward-looking statements made in this report relate only to events as of the date on which the statements are made. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely upon forward-looking statements as predictions of future events. Except as required by applicable law, including the securities laws of the United States, and the rules and regulations of the Securities and Exchange Commission, we do not plan and assume no obligation to publicly update or revise any forward-looking statements contained herein after the date of this report, whether as a result of any new information, future events or otherwise.

Our Business

We are a global provider of managed IT solutions with data centers in the United States, Europe and Latin America. We provide carrier neutral colocation, managed services and exchange point services to approximately 1,300 customers worldwide across a broad range of sectors, including enterprises, government agencies, systems integrators, Internet content and portal companies and the world’s largest network providers. We house and manage our customers’ mission-critical IT infrastructure, enabling our customers to reduce capital and operational expenses while improving application performance, availability and security. As a result of our expertise and our full suite of product offerings, customers find it more cost effective and secure to contract us rather than hire dedicated IT staff. Furthermore, as a carrier neutral provider we have more than 160 competing carriers connected to our data centers enabling our customers to realize significant cost savings and easily scale their network requirements to meet their growth. We continue to see an increase in outsourcing as customers face escalating operating and capital expenditures and increased technical demands associated with their IT infrastructure.

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

Our business is characterized by long term contracts, which provide for monthly recurring revenue from a diversified customer base. Our customer contracts are generally three years in duration and our average quarterly revenue churn rate for the past four quarters has been approximately 2%, which we believe is a reflection of the value of our integrated technology solutions and our ability to deliver the highest quality service. As an illustration of this principle, for the nine months ended December 31, 2009, approximately 90% of our overall revenue was recurring and over 70% of our new bookings were derived from existing customers.

Our principal executive office is located at 2 South Biscayne Boulevard, Suite 2800, Miami, Florida 33131. Our telephone number is (305) 856-3200.

Recent Events

On November 12, 2009, we acquired a data management solutions company for a purchase price of $11.5 million in cash, subject to a working capital adjustment, which the Company has estimated to be $0.5 million due to the seller, as of December 31, 2009. This data management solutions company provides customers with offsite, online data backup and restore services which enable enterprises and government agencies to rapidly and securely backup and restore files, databases and operating systems. The working capital adjustment is anticipated to be finalized on February 12, 2010. The acquisition of this data storage provider enhances our overall data storage offering and helps us accelerate the development of our solutions in the area of managed storage. We also expect to realize cost synergies by relocating this data storage provider’s infrastructure to our data centers and eliminating the need to outsource some of our data storage services.

Results of Operations

Results of Operations for the Three Months Ended December 31, 2009 as Compared to the Three Months Ended December 31, 2008.

Revenues.  The following charts provide certain information with respect to our revenues:

	Three Months Ended
	December 31,
	2009	2008

United States	84%	88%
International	16%	12%

	100%	100%

	Three Months Ended December 31,
	2009		2008

Revenues consist of (in thousands):
Colocation	$27,896	38%	$22,315	34%
Managed and professional services	39,908	54%	37,941	58%
Exchange point services	4,793	6%	4,058	6%
Equipment resales	1,675	2%	1,563	2%

	$74,272	100%	$65,877	100%

The $8.4 million, or 13% increase in revenues is mainly due to both an increase in our deployed customer base and an expansion of services to existing customers. Our deployed customer base increased to approximately 1,300 customers as of December 31, 2009 from 1,090 customers as of December 31, 2008. Revenues consist of:

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

The $5.6 million, or 25% increase in colocation revenue is primarily the result of an increase in our utilization of total net colocation space to 29.6% as of December 31, 2009 from 23.7% as of December 31, 2008. Our utilization of total net colocation space represents space billed to customers as a percentage of total space built-out and available to customers. For comparative purposes, space added during the three months ended December 31, 2009 was assumed to be also available as of December 31, 2008.

The $2.0 million, or 5% increase in managed and professional services revenue is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.

The $0.7 million, or 18% increase in exchange point services revenue is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased to 8,883 as of December 31, 2009 from 7,857 as of December 31, 2008.

Revenues from equipment resales may fluctuate quarter over quarter based on customer demand.

We anticipate an increase in revenue from colocation, exchange point and managed services as we add more customers to our network of NAPs, sell additional services to existing customers and introduce new products and services. We anticipate that the percentage of revenue derived from public sector customers will fluctuate depending on the timing of exercise of expansion options under existing contracts and the rate at which we sell services to the public sector. We believe that public sector revenues will continue to represent a significant portion of our revenues for the foreseeable future.

Costs of Revenues.  Costs of revenues, excluding depreciation and amortization, increased $7.7 million, or 22%, to $41.9 million for the three months ended December 31, 2009 from $34.2 million for the three months ended December 31, 2008. Cost of revenues, excluding depreciation and amortization, consist primarily of operations personnel, fees to third party service providers, procurement of connectivity and equipment, technical and colocation space rental costs, electricity, chilled water, insurance, property taxes, and security services. The increase is mainly due to $1.8 million in equipment procurement costs, $2.8 million in colocation space and utility costs, $1.1 million in connectivity procurement costs and $1.0 million in personnel costs.

The $2.8 million increase in colocation space and utility costs is primarily the result of the opening of our new facility in Colombia and additional new colocation space in Miami, Florida, Culpeper, Virginia and Sao Paulo, Brazil. The $1.1 million increase in connectivity procurement costs is in line with increase in revenues from managed and exchange point services. The $1.0 million increase in personnel costs is mainly due to operations and engineering staffing levels increasing from 521 employees as of December 31, 2008 to 564 employees as of December 31, 2009, which is mainly attributable to the increase in managed services revenue and the increase in the utilization of our colocation space due to expansion of operations in California, Brazil and Colombia.

General and Administrative Expenses.  General and administrative expenses increased less than $0.1 million, or less than 1%, to $8.8 million for the three months ended December 31, 2009 from $8.8 million for the three months ended December 31, 2008. General and administrative expenses consist primarily of administrative personnel, professional service fees, rent and other general corporate expenses. We expect general and administrative expenses to remain steady on a quarterly basis for the foreseeable future.

Sales and Marketing Expenses.  Sales and marketing expense increased less than $0.1 million, or less than 1%, to $7.2 million for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. We expect sales and marketing expenses to remain steady on a quarterly basis for the foreseeable future.

Depreciation and Amortization Expenses.  Depreciation and amortization expense increased $2.2 million, or 29% to $9.7 million for the three months ended December 31, 2009 from $7.5 million for the three months ended December 31, 2008. The increase is the result of capital expenditures mostly related to the expansion of our data center footprint and upgrades to the infrastructure of our current footprint.

Interest Expense.  Interest expense increased $5.5 million, or 67%, to $13.7 million for the three months ended December 31, 2009 from $8.2 million for the three months ended December 31, 2008. This increase is due to an increase in our average outstanding debt balance during the period offset by a decrease in the amount of interest being capitalized. On June 24, 2009, we issued senior secured notes in the aggregate principal amount of $420 million. A portion of the loan proceeds were used to repay our first lien and second lien credit agreements, which had a face value of $150 million and $100 million, respectively. In addition, we repaid our 9% Senior Convertible Debt and Series B notes, which had a face value of $29.1 million and $4.0 million, respectively.

Other.  For the three months ended December 31, 2009 and 2008, we recorded $0.1 million of other income and $0.5 million of other expense, which was primarily attributable to fluctuations in foreign currency during the periods.

Results of Operations for the Nine months ended December 31, 2009 as Compared to the Nine months ended December 31, 2008.

Revenues.  The following charts provide certain information with respect to our revenues:

	Nine Months Ended
	December 31,
	2009	2008

United States	86%	87%
International	14%	13%

	100%	100%

	Nine Months Ended December 31,
	2009		2008

Revenues consist of (in thousands):
Colocation	$81,113	39%	$60,517	34%
Managed and professional services	109,850	52%	102,507	56%
Exchange point services	13,848	7%	11,721	6%
Equipment resales	5,025	2%	6,829	4%

	$209,836	100%	$181,574	100%

The $28.3 million, or 16% increase in revenues is mainly due to both an increase in our deployed customer base and an expansion of services to existing customers. Our deployed customer base increased to approximately 1,300 customers as of December 31, 2009 from 1,090 customers as of December 31, 2008. Revenues consist of:

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

The $20.6 million, or 34% increase in colocation revenue is primarily the result of an increase in our utilization of total net colocation space to 29.6% as of December 31, 2009 from 23.7% as of December 31, 2008. Our utilization of total net colocation space represents space billed to customers as a percentage of total space built-out and available to customers. For comparative purposes, space added during the nine months ended December 31, 2009 was assumed to be also available as of December 31, 2008.

The $7.3 million, or 7% increase in managed and professional services revenue is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.

The $2.1 million, or 18% increase in exchange point services revenue is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased to 8,883 as of December 31, 2009 from 7,857 as of December 31, 2008.

Revenues from equipment resales may fluctuate quarter over quarter based on customer demand.

We believe revenues from colocation, exchange point and managed services will increase as we add more customers to our network of NAPs, sell additional services to existing customers and introduce new products and services. We believe that the percentage of revenue derived from public sector customers will fluctuate depending on the timing of exercise of expansion options under existing contracts and the rate at which we sell services to the public sector. We believe that public sector revenues will continue to represent a significant portion of our revenues for the foreseeable future.

Costs of Revenues.  Costs of revenues, excluding depreciation and amortization, increased $16.9 million, or 17% to $118.4 million for the nine months ended December 31, 2009 from $101.5 million for the nine months ended December 31, 2008. Costs of revenues, excluding depreciation and amortization, consist primarily of operations personnel, fees to third party service providers, procurement of connectivity and equipment, technical and colocation space rental costs, electricity, chilled water, insurance, property taxes and security services. The increase is mainly due to increases of $5.9 million in connectivity procurement costs, $5.7 million in colocation space and utility costs, $2.5 million in personnel costs and $1.3 million in equipment procurement costs.

The $5.9 million increase in connectivity procurement costs is in line with an increase in revenues from managed and exchange point services. The $5.7 million increase in colocation space and utility costs is primarily the result of the opening of our new facility in Bogota, Colombia and additional new colocation space in Miami, Florida, Culpeper, Virginia and Sao Paulo, Brazil. The $2.5 million increase in personnel costs is mainly due to operations and engineering staffing levels increasing from 521 employees as of December 31, 2008 to 564 employees as of December 31, 2009, which is attributable to the increase in managed services revenues and an increase in the utilization of our colocation space due to expansion of operations in Santa Clara, California, Sao Paulo, Brazil and Bogota, Colombia.

General and Administrative Expenses.  General and administrative expenses decreased $3.2 million, or 11%, to $25.5 million for the nine months ended December 31, 2009 from $28.7 million for the nine months ended December 31, 2008. The decrease in general and administrative expenses is mainly due to a decrease in one-time professional fees of $1.0 million, administrative personnel costs of $0.9 million and other costs of $0.5 million. The decrease in professional fees of $1.0 million relate to one-time costs incurred as a result of an evaluation of strategic alternatives by our Board of Directors in the nine months ended December 31, 2008. Personnel costs include payroll and share-based compensation. The $0.9 million decrease in administrative personnel is the result of $0.2 million decrease in share-based compensation and a decrease in headcount from 158 employees as of December 31, 2008 to 152 employees as of December 31, 2009. The decrease in other costs of $0.5 million is the result of closely monitoring our spending.

Sales and Marketing Expenses.  Sales and marketing expense decreased less than $0.1 million, or less than 1%, to $19.6 million for the nine months ended December 31, 2009 from $19.6 million for the nine months ended December 31, 2008.

Depreciation and Amortization Expenses.  Depreciation and amortization expense increased $7.4 million, or 37%, to $27.5 million for the nine months ended December 31, 2009 from $20.1 million for the nine months ended

December 31, 2008. The increase is the result of capital expenditures mostly related to the expansion of our data center footprint and upgrades to the infrastructure of our current footprint.

Interest Expense.  Interest expense increased $14.8 million, or 68%, to $36.6 million for the nine months ended December 31, 2009 from $21.8 million for the nine months ended December 31, 2008. This increase is mainly due to an increase in our average outstanding debt balance during the period. On June 24, 2009, we issued senior secured notes in the aggregate principal amount of $420 million. A portion of the loan proceeds were used to repay our first lien and second lien credit agreements, which had a face value of $150 million and $100 million, respectively. In addition, we repaid our 9% Senior Convertible Notes and our Series B Notes, which had a face value of $29.1 million and $4.0 million, respectively.

Loss on Early Extinguishment of Debt.  For the nine months ended December 31, 2009, we incurred a non-cash loss on the early extinguishment of our first lien and second lien credit agreements of $10.3 million.

Change in Fair Value of Derivatives.  For the nine months ended December 31, 2009, we recognized a loss of $1.8 million, as compared to a loss of $4.1 million for the nine months ended December 31, 2008, due to the changes in the fair values of our derivatives which was mainly related to our two interest rate swap agreements that became effective February 2008 (first lien) and July 2008 (second lien). The interest rate swap agreements were settled in connection with the repayment of the credit agreements on June 24, 2009 for $8.4 million payable to the holders.

Interest Income.  Interest income decreased $0.9 million, or 75%, to $0.3 million for the nine months ended December 31, 2009 from $1.2 million for the nine months ended December 31, 2008. This decrease is the result of lower interest rates on our cash and cash equivalents account balances for the period.

Other.  For the nine months ended December 31, 2009 and 2008, we recorded $0.8 million of other income and $0.7 million of other expense, which was primarily attributable to fluctuations in foreign currency during the periods.

Liquidity and Capital Resources

As of December 31, 2009, our principal source of liquidity was our $59.6 million in unrestricted cash and cash equivalents and our $41.9 million in accounts receivable. We anticipate that we will generate sufficient cash flows from operations to fund our capital expenditures and debt service in connection with our currently identified business objectives.

In addition, under the indenture governing our 12% senior secured notes, we may incur additional indebtedness, including up to $50 million of additional senior indebtedness under credit facilities that may be used for any purpose and up to $75 million of additional junior indebtedness for the purpose of financing the purchase price or cost of construction or improvement of property, plant or equipment, including the acquisition of the capital stock of an entity that becomes a restricted subsidiary.

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

We anticipate capital expenditures for fiscal year 2010 of approximately $95.0 to $100.0 million, with $46.0 million related to the completion of the second phase of our NCR data center campus in Culpeper, Virginia, $26.0 million to upgrade our technology and service delivery platforms, and $23.0 million to expand our footprint in Santa Clara, California and Sao Paulo, Brazil and upgrade our infrastructure in Miami, Florida. We have incurred capital expenditures of $76.9 million through nine months ended December 31, 2009.

In fiscal year 2011 we anticipate capital expenditures of approximately $65.0 to $70.0 million, with $24.0 million related to the completion of the second phase of our NCR data center campus in Culpeper, Virginia, $20.0 million to upgrade our technology and service delivery platforms and $21.0 million to expand our footprint in Santa Clara, California and Sao Paulo, Brazil and upgrade our infrastructure in Miami, Florida.

Our projected revenues and cash flows depend on several factors, some of which are beyond our control, including the rate at which we provide services, the timing of exercise of expansion options by customers under existing contracts, the rate at which new services are sold to the federal sector and the commercial sector, the ability to retain the customer base, the willingness and timing of potential customers in outsourcing the housing and management of their technology infrastructure to us, the reliability and cost-effectiveness of our services and our ability to market our services. Besides our cash on hand and any financing activities we may pursue, customer collections are our primary source of cash. While we believe we have a strong customer base and have experienced strong collections in the past, if the current market conditions continue to deteriorate we may experience increased churn in our customer base, including reductions in their commitments to us, which could have a material adverse effect on our liquidity.

Sources and Uses of Cash

Cash used in operations for the nine months ended December 31, 2009 was $14.2 million as compared to cash provided by operations of $39.3 million for the nine months ended December 31, 2008. The decrease in cash used in operations is mainly due to timing of debt service payments, vendor payments and collections from customers, as well as the settlement of our interest rate swap agreements.

Cash used in investing activities for the nine months ended December 31, 2009 was $88.3 million compared to cash used in investing activities of $85.1 million for the nine months ended December 31, 2008. This increase is the result of higher capital expenditures mostly related to the completion of our NCR data center campus in Culpeper, Virginia, upgrades to our technology and service delivery platforms, upgrades to our infrastructure in Miami, Florida and the expansion of our footprint in Santa Clara, California.

Cash provided by financing activities for the nine months ended December 31, 2009 was $109.3 million compared to cash used in financing activities of $3.4 million for the nine months ended December 31, 2008, an increase of $112.7 million. The increase in cash provided by financing activities is primarily due to the proceeds received from our $420 million 12% Senior Secured Notes and the issuance of four million shares of our common stock for approximately $20.0 million. These proceeds were offset by the $290.9 million in repayments of the First Lien and Second Lien Credit Agreements, 9% Senior Convertible Debt and Series B Notes.

Debt Obligations

12% Senior Secured Notes

On June 24, 2009, we completed an offering of $420 million aggregate principal amount of 12% senior secured notes due in 2017, which are guaranteed by substantially all of our domestic subsidiaries. Additionally, the senior secured notes are secured by a first priority security interest in substantially all of the assets of Terremark Worldwide, Inc. and the guarantors, including the pledge of 100% of all outstanding capital stock of each of our domestic subsidiaries, excluding Terremark Federal Group, Inc. and Technology Center of the Americas, LLC, and 65% of all outstanding capital stock of substantially all our foreign subsidiaries, subject to certain customary exceptions relating to our ability to remove the pledge with respect to certain significant subsidiaries which would otherwise result in additional audit requirements under SEC accounting rules. The senior secured notes were offered and sold in a private placement to qualified institutional buyers in the United States in reliance on Rule 144A under the securities act and outside the United States in reliance on Regulation S under the securities act.

The senior secured notes bear interest at 12% per annum, payable on December 15 and June 15 of each year.

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

At any time prior to June 15, 2012, we may on any one or more occasions redeem up to 35% of the aggregate principal amount of the senior secured notes at a redemption price equal to 112% of the principal amount thereof, plus accrued and unpaid interest thereon, with the net cash proceeds of certain sales of our capital stock; provided that (i) at least 65% of the aggregate principal amount of senior secured notes remains outstanding immediately after such redemption, and (ii) the redemption occurs within 120 days of the date of the closing of such sale of our capital stock.

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

Under the terms of the governing indenture, we may incur additional indebtedness, including up to $50 million of senior indebtedness under credit facilities that may be used for any purpose, rank pari passu with the senior secured notes and which may be secured by parity liens on the collateral securing the senior secured notes. Also, we may incur up to $75 million of additional junior indebtedness for the purpose of financing the purchase price or cost of construction or improvement of property, plant or equipment, including the acquisition of the capital stock of an entity that becomes a restricted subsidiary. Any or all of this $75 million of additional indebtedness may be secured by parity liens on the collateral securing the senior secured notes, provided that our secured leverage ratio does not exceed 3:75 to 1 on a pro-forma basis as if we had incurred such indebtedness at and as of the beginning of our most recently completed four fiscal quarters for which internal financial statements are available. Irrespective of our leverage ratio, any or all of this $75 million of additional indebtedness may be secured by junior liens on the collateral securing the senior secured notes.

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

The senior secured notes have not been registered under the securities act or any state securities laws and may not be sold except in a transaction registered under, or exempt from, the registration provisions of the securities act and applicable state securities laws. Under the terms of a registration rights agreement, Terremark and the guarantors have agreed for the benefit of the holders of the senior secured notes to use their best efforts to file with the SEC and cause to become effective a registration statement, or the Exchange Offer Registration Statement. The Exchange Offer Registration Statement would relate to a registered offer to exchange the senior secured notes for an issue of our senior secured notes, or the Exchange Notes, guaranteed by the guarantors, with terms identical to the senior secured notes, except that the Exchange Notes will not bear legends restricting transfer and will not contain terms providing for the payment of additional interest as described below and in the registration rights agreement. In addition, we have agreed to file, in certain circumstances, a shelf registration statement covering resales of the senior secured notes.

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

Additional interest will also become payable if any of the following occurs: (i) our failure to file with the SEC the Exchange Offer Registration Statement on or prior to September 22, 2009; (ii) our failure to file with the SEC a shelf registration statement on or prior to the 30th day following the occurrence of an event requiring that we file a shelf registration statement; (iii) if on or prior to December 21, 2009, neither the Exchange Offer Registration Statement nor a shelf registration statement has been declared effective by the SEC; (iv) if on or prior to January 20, 2010 a shelf registration statement, if required in lieu of Exchange Offer Registration Statement, has not been declared effective by the SEC; or (v) if either the Exchange Offer Registration Statement or a shelf registration statement that has been declared effective ceases to be effective. Additional interest shall cease to accrue and become payable: (i) following our cure of any of the foregoing conditions, as applicable; (ii) on any Exchange Securities; (iii) on Securities that cease to be outstanding; or (iv) after the Securities (x) become freely transferable without restriction pursuant to Rule 144 under the Securities Act by persons that are not our affiliates (provided that the one-year holding period specified by Rule 144(d)(1)(ii) has been satisfied), (y) do not bear any restrictive legends and (z) do not bear a restrictive CUSIP number. We were required to file the Exchange Offer Registration Statement by September 22, 2009 or have the applicable interest rate increase by 0.25% per annum for the first 90-day period thereafter with the amount of additional interest increasing further by an additional 0.25% per annum for each subsequent 90-day period up to a maximum of 1.0% per annum over the original interest. We have not yet filed this registration statement and, accordingly, we are accruing this additional interest. As of February 9, 2010, we have incurred $0.9 million in additional interest. Under the terms of the senior secured notes, we were required to pay to the holders approximately $245,000 of this additional interest when we paid the scheduled interest payment payable on December 15, 2009. We did not make this payment of additional interest at this time. We have since paid the additional interest and are in compliance with the terms of the senior secured notes.

We used a portion of the net proceeds received from the issuance of the senior secured notes to repay in full all amounts outstanding under our $150 million first lien credit agreement and our $100 million second lien credit agreement, together with all interest accrued thereon. Upon effecting this repayment, each of these credit agreements was terminated. Also terminated were the security documents and instruments related to the credit agreements.

In connection with the repayment, we paid a 2% call premium in an amount equal to approximately $2.2 million in respect of the amounts outstanding under the second lien credit agreement. Additionally, we paid approximately $8.4 million in connection with the termination of certain interest rate swap agreements that we had entered into in connection with the credit agreements.

Senior Secured Credit Facilities

On June 24, 2009, in connection with the offering of the 12% Senior Secured Notes, we repaid all the outstanding obligations related to our first lien and second lien credit agreements. On the date of the transaction, we paid $261.0 million to the lenders under these facilities which represented the principal amount, payment in kind and any unpaid or accrued interest. See “12% Senior Secured Notes” above.

6.625% Senior Convertible Notes

On May 2, 2007, we completed a private exchange offer of $57.2 million of newly issued 6.625% Senior Convertible Notes due 2013 (the “New Notes”) in exchange for an equal aggregate principal amount of our outstanding 9% Senior Convertible Notes due 2009 (the “Outstanding Notes”). As of the date of this report no amount of the Outstanding Notes remain outstanding.

The notes bear interest at a rate of 6.625% per annum, payable semi-annually, on each December 15 and June 15 and are convertible into shares of our common stock at the option of the holders at $12.50 per share. The notes rank pari passu with all existing and future unsecured and unsubordinated indebtedness, senior in right of payment to all existing and future subordinated indebtedness, and effectively rank junior to any secured indebtedness.

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

The New Notes provide for a make whole premium payable upon conversions occurring in connection with a change in control in which at least 10% or more of the consideration is cash, which can result in our issuing up to 5,085,513 additional shares of our common stock upon such conversions.

Debt Covenants

The provisions of our debt contain a number of covenants that limit or restrict our ability to incur more debt or liens, pay dividends, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or use asset sale proceeds, make acquisitions or investments, enter into hedging activities, make capital expenditures and repurchase stock, subject to financial measures and other conditions. Our ability to incur additional indebtedness and liens and make certain restricted payments and investments depend on our ability to achieve the financial ratios provided in the indenture governing our senior secured notes. See Note 9 “Secured Loans,” in the accompanying condensed consolidated financial statements.

Our failure to comply with the obligations in the senior secured notes could result in an event of default under the indenture governing the notes, which, if not cured or waived, could permit acceleration of the indebtedness or other indebtedness which could have a material adverse effect on our liquidity, cash flows and results of operations.

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

The following table represents the minimum future operating and capital lease payments for these commitments, as well as the combined aggregate maturities (principal, interest and maintenance) for the following obligations for each of the fiscal years ended (in thousands):

	Capital Lease	Operating	Convertible	Secured
	Obligations	Leases	Debt	Loans	Total

2010 (three months remaining)	$1,613	$4,207	$—	$—	$5,820
2011	5,633	15,659	3,789	50,400	75,481
2012	3,704	15,883	3,789	50,400	73,776
2013	1,400	12,587	3,789	50,400	68,176
2014	13	12,522	59,086	50,400	122,021
2015 and thereafter	—	55,486	—	596,400	651,886

	$12,363	$116,344	$70,453	$798,000	$997,160

See Liquidity above.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies,” in the accompanying condensed consolidated financial statements for a discussion of Recent Accounting Pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At December 31, 2009, our exposure to market risk related primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of short-term fixed interest rate securities. We invest only with high credit quality issuers, and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material impact on the fair value of our investment portfolio.

We have not entered into any financial instruments for trading purposes. However, the estimated fair value of the derivatives embedded within our 6.625% Senior Convertible Notes create a market risk exposure resulting from changes in the price of our common stock, interest rates and our credit rating. We do not expect in the near term significant changes in the two-year historical volatility of our common stock used to calculate the estimated fair value of the embedded derivatives. We do not expect the change in the estimated fair value of the embedded derivative to significantly affect our results of operations, and it will not impact our cash flows.

Our 12% Senior Secured Notes and 6.625% Senior Convertible Notes have fixed interest rates and, accordingly, we are not exposed to market risk or those instruments resulting from changes in interest rates. However, the fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair market value of the fixed interest rate debt but do not impact our earnings or cash flows.

Our carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable approximations of their fair value.

For the nine months ended December 31, 2009, approximately 86% of our recognized revenue has been denominated in U.S. dollars, generated mostly from customers in the U.S., and our exposure to foreign currency exchange rate fluctuations has been minimal. In the future, a larger portion of our revenues may be derived from operations outside of the U.S. and may be denominated in foreign currency. As a result, future operating results or cash flows could be impacted due to currency fluctuations relative to the U.S. dollar.

Furthermore, to the extent we engage in international sales that are denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our services less competitive in the international markets. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot conclude that exchange rate fluctuations will not adversely affect our financial results in the future.

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

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, Terremark carried out an evaluation, under the supervision and with the participation of Terremark’s management, including Terremark’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Terremark’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2009, Terremark’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed in the reports Terremark files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

(b)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In the ordinary course of conducting our business, we become involved in various legal actions and claims. Litigation is subject to many uncertainties and we may be unable to accurately predict the outcome of such matters, some of which could be decided unfavorably to us. Our participation in government contracts subjects us to inquiries, investigations and subpoenas regarding our business with the federal government. Improper or illegal activities may subject us to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies. Management does not believe the ultimate outcome of the pending matter of the nature described above would be material.

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

For the nine months ended December 31, 2009, we incurred a net loss of $30.5 million, including a $10.3 non-cash loss on the early extinguishment of debt. For the years ended March 31, 2009, 2008, and 2007, we incurred net losses of $10.6 million, $42.2 million and $15.0 million, respectively. The net loss for year ended March 31, 2009 included a $3.9 million non-cash loss on change in fair value of derivatives. The net loss for the year ended March 31, 2008 included a $26.9 million non-cash loss on the early extinguishment of debt. We are currently investing heavily in the completion of the second phase of our NCR data center campus in Culpeper, Virginia, to upgrade our technology and service delivery platforms and to support our infrastructure and expansion in Santa Clara, California, Sao Paulo, Brazil and Miami, Florida. As a result, we will incur higher depreciation and other operating expenses that will negatively impact our ability to achieve and sustain profitability unless and until these new facilities generate enough revenue to exceed their operating costs and cover additional overhead needed to scale our business to this anticipated growth. Although our goal is to achieve profitability, there can be no guarantee that we will become profitable, and we may continue to incur additional losses. Even if we achieve profitability, given the competitive nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our continuing losses may limit our ability to raise needed financing, or to do so on favorable terms, as those losses are taken into account by the organizations that issue investment ratings on our indebtedness.

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

A significant portion of our revenues is from contracts with agencies of the United States government and uncertainties and costs inherent in the government contracting arena could adversely affect our business.

For the nine months ended December 31, 2009 and the fiscal year ended March 31, 2009, revenues from contracts with the federal sector constituted approximately 22% and 24%, respectively, of our revenues. Generally, U.S. government contracts are subject to oversight audits by government representatives, to profit and cost controls and limitations and to provisions permitting modification or termination, in whole or in part, without prior notice, at the government’s convenience. Government contracts typically have an initial term of one year and renewals are at the discretion of the U.S. government. In some cases, government contracts are subject to the uncertainties surrounding congressional appropriations or agency funding. Our failure to renew or replace U.S. government contracts when they expire could have a material adverse effect on our business, financial condition and results of operations.

Government contracts are also subject to specific procurement regulations and other requirements which, although customary in U.S. government contracts, increase our performance and compliance costs. These costs might increase in the future, reducing our margins, which could have a negative effect on our financial condition. The government may also change its procurement practices or adopt new contracting rules and regulations that could be costly to satisfy or that could impair our ability to obtain new contracts. Failure to comply with these regulations and requirements could lead to contract modification or termination, the assessment of penalties and fines and/or suspension or debarment from government contracting or subcontracting for a period of time or permanently, which would limit our growth prospects, have an adverse effect on our reputation and ability to secure future U.S. government contracts and materially adversely affect our business, results of operations and financial condition.

Our participation in government contracts subjects us from time to time to inquiries, investigations and subpoenas and other requests or demands for information regarding our business with the federal government. If improper or illegal activities are uncovered, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. In addition, mere allegations of impropriety could adversely impact our reputation. If we were suspended or debarred from contracting with the federal government generally or with any specific agency, if our reputation or relationships with government agencies were impaired or if the government otherwise were to cease doing business with us or were to significantly decrease the amount of business it does with us, our revenue, cash flows and operating results would be materially adversely affected.

We have been awarded, and may in the future submit bids for, U.S. government contracts that require our employees to maintain various levels of security clearances and require us or our subsidiaries to maintain certain facility security clearances in compliance with Department of Defense and other government requirements. The classified work that we currently perform at our facilities subjects us to the industrial security regulations of the Department of Defense and other federal agencies that are designed to safeguard against unauthorized access by foreigners and others to classified and other sensitive information. Obtaining and maintaining security clearances for employees involves a lengthy process, and it can be difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain or retain security clearances, or if our employees who hold security clearances stop working for us, we may face delays in fulfilling contracts or be unable to fulfill or secure new contracts with any customer involved in classified work. Any breach of security for which we are responsible could seriously harm our business, damage our reputation and make us ineligible to work on any classified programs We may be subject to penalties for violations of these regulations. If we were to come under foreign ownership, control, or influence, the U.S. government could terminate our contracts with it or decide not to renew them and such a situation could also impair our ability to obtain new contracts and subcontracts.

We derive a significant portion of our revenues from a few clients; accordingly, a reduction in our clients’ demand for our services or the loss of clients could impair our financial performance.

For the nine months ended December 31, 2009 and December 31, 2008, we derived approximately 22% and 19% of our revenues and for the years ended March 31, 2009 and 2008 we derived approximately 24% and 22% of our revenues from the federal sector, respectively. Because we derive a large percentage of our revenues from a few major customers, our revenues could significantly decline if we lose one or more of these customers or if the amount of business we obtain from them is reduced.

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

For the nine months ended December 31, 2009, 14% and for December 31, 2008, 13% of our total revenue and for each of the years ended March 31, 2009 and 2008, 13% of our total revenue was generated in countries outside of the United States, respectively. Some risks inherent in conducting business internationally include:

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

We have a substantial amount of indebtedness. As of December 31, 2009, we have debt totaling approximately $454.6 million, of which $4.2 million is current and payable during the twelve months ending December 31, 2010. As of March 31, 2009, we had debt totaling approximately $349.0 million, of which $36.1 million was current and payable during the twelve months ending March 31, 2010. For a description of our outstanding debt, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Our substantial indebtedness could have important consequences, including, but not limited to:

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

We expect that we may encounter challenges and difficulties in implementing our expansion plan to establish new facilities in those domestic and international locations where we believe there is significant demand for our services and to expand our facilities in those locations we currently own such as Culpeper, Virginia, where we have the capacity to construct three additional pods, each yielding 50,000 square feet of net colocation space, and Santa Clara, California, where we have the capacity to construct an additional 50,000 square feet of net colocation space. These challenges and difficulties relate to our ability to:

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

The market for our equity securities has been extremely volatile (ranging from $1.85 per share to $7.25 per share during the 52-week trading period ending December 31, 2009). Our stock price could suffer in the future as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter. The factors that could cause the price of our common stock in the public market to fluctuate significantly include the following:

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

The sale or availability for sale of substantial amounts of our common stock could adversely impact its price. Our certificate of incorporation authorizes us to issue 100,000,000 shares of common stock. On December 31, 2009, there were approximately 64.9 million shares of our common stock outstanding and approximately 12.7 million shares of our common stock reserved for issuance pursuant to our 6.625% Senior Convertible Notes, Series I convertible preferred stock, options, nonvested stock and warrants to purchase our common stock, which consist of:

•	4,575,200 shares of our common stock reserved for issuance upon conversion of our 6.625% Senior Convertible Notes;

•	1,041,333 shares of our common stock reserved for issuance upon conversion of our Series I convertible preferred stock;

•	2,510,633 shares of our common stock issuable upon exercise of options;

•	2,517,660 shares of our nonvested stock; and

•	2,018,128 shares of our common stock issuable upon exercise of warrants.

Accordingly, a substantial number of additional shares of our common stock are likely to become available for sale in the foreseeable future, which may have an adverse impact on our stock price.

Our common shares are thinly traded and, therefore, relatively illiquid.

As of December 31, 2009, we had 64,908,713 common shares outstanding. While our common shares trade on the NASDAQ, our stock is thinly traded (approximately 0.3%, or 215,408 shares, of our stock traded on an average daily basis during the twelve months ended December 31, 2009) and you may have difficulty in selling your shares quickly. The low trading volume of our common stock is outside of our control, and may not increase in the near future or, even if it does increase in the future, may not be maintained.

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

We held our 2009 Annual Meeting of Stockholders on September 11, 2009. The holders of 66,351,083 shares of our common stock and the holders of 312 share of our Series I convertible preferred stock, representing 1,041,333 common shares, were entitled to vote at the meeting. Our stockholders met to consider and vote upon proposals to elect the directors comprising the entirety of our Board of Directors, each of whom will hold office for a one year term or until his or her successor is elected and qualified. The following nine individuals were elected as Directors, and the election results are set forth below:

	For	Against	Withheld

Manuel D. Medina	55,555,643	—	294,869
Joseph R. Wright, Jr.	49,838,138	—	6,012,374
Guillermo Amore	54,707,943	—	1,142,569
Timothy Elwes	55,644,037	—	206,475
Antonio S. Fernandez	54,712,735	—	1,137,777
Arthur L. Money	48,356,079	—	7,494,433
Marvin S. Rosen	48,356,079	—	7,494,433
Miguel J. Rosenfeld	55,536,733	—	313,779
Rodolfo A. Ruiz	55,563,398	—	287,114
Frank Botman	55,566,217	—	284,295

ITEM 5.	OTHER INFORMATION

On February 5, 2010, upon recommendation of the Nominating and Corporate Governance Committee of the Company’s Board of Directors, Ms. Melissa Hathaway was appointed a member of the Board, effective immediately, to serve at the discretion of the Board, until her successor is duly appointed and qualified.

Ms. Hathaway brings more than 20 years of high-level public and private-sector experience and is considered one of the leading experts on cyber security matters, having served in two Presidential administrations. Ms. Hathaway is President of Hathaway Global Strategies, LLC and a Senior Advisor at Harvard Kennedy School’s Belfer Center, roles she has held since August 2009. Previously, from February 2009 to August 2009, she led the development of the Cyberspace Policy Review in her role as the Acting Senior Director for Cyberspace in the National Security Council of President Barack Obama’s administration. Prior to that, from March 2007 to February 2009, Ms. Hathaway served as Cyber Coordination Executive and Director of the Joint Interagency Cyber Task

Force in the Office of the Director of National Intelligence under President George W. Bush. Before working in the Obama and Bush administrations, from June 1993 to February 2007, Ms. Hathaway was a Principal with Booz Allen & Hamilton, Inc., where she led the information operations and long-range strategy and policy support business units. Her efforts at Booz Allen supported key offices within the Department of Defense and Intelligence Community, including the U.S. Southern Command, the U.S. Pacific Command, the Office of the Secretary of Defense for Net Assessment, the Central Intelligence Agency, the Defense Intelligence Agency and the Office of the Director of National Intelligence. Ms. Hathaway earned a B.A. from the American University in Washington DC and has completed graduate studies in international economics and technology transfer policy and is a graduate of the US Armed Forces Staff College with a special certificate in Information Operations.

In connection with her appointment to the Board, the Board’s Compensation Committee authorized the grant to Ms. Hathaway of options to purchase 20,000 shares of the Company’s common stock at an exercise price of $7.79 per share, the closing price of the Company’s common stock on February 8, 2010, the date of grant. The options have a ten year term and a three year vesting schedule. In addition, to fully leverage her skill sets, the Compensation Committee also authorized entry by the Company into a consulting agreement with Ms. Hathaway, pursuant to the terms of which Ms. Hathaway would provide certain consultancy services within her spheres of expertise in return for an annual consulting fee equal to $100,000.

ITEM 6.	EXHIBITS

The following exhibits, which are furnished with this Quarterly Report or incorporated herein by reference, are filed as part of this Quarterly Report.

Exhibit
Number	Exhibit Description

4.1	Indenture, dated June 24, 2009, by and among the Company, certain of the Company’s subsidiaries and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2009
4.2	Form of Note, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2009
10.1	Purchase Agreement, dated June 17, 2009, by and among the Company, certain of the Company’s subsidiaries and the Initial Purchasers named therein, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2009
10.2	Registration Rights Agreement, dated June 24, 2009, by and among the Company, certain of the Company’s subsidiaries and Credit Suisse Securities (USA) LLC on behalf of the Initial Purchasers named therein, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2009
10.3	Security Agreement, dated June 24, 2009, by and among the Company, certain of the Company’s subsidiaries and U.S. Bank National Association, as collateral trustee, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2009
10.4	Intellectual Property Security Agreement, dated June 24, 2009, by and among the Company, certain of the Company’s subsidiaries and U.S. Bank National Association, as collateral trustee, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2009
10.5	Collateral Trust Agreement, dated June 24, 2009, by and among the Company, certain of the Company’s subsidiaries, U.S. Bank National Association, as collateral trustee, the other Secured Debt Representatives from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee under the Indenture, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2009

Exhibit
Number	Exhibit Description

10.6	Form of consulting agreement with Melissa Hathaway
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of February, 2010.

TERREMARK WORLDWIDE, INC.

By:	/s/ MANUEL D. MEDINA
Manuel D. Medina
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: February 10, 2010

By:	/s/ JOSE A. SEGRERA
Jose A. Segrera
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 10, 2010