Form 10-K
period 2010-03-31
TERREMARK WORLDWIDE INC.
filed 2010-06-14
CIK 912890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
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

Registrant’s telephone number, including area code:
(305) 961-3200

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	NASDAQ Global Market
(Title of Class)	(Name of Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer,as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if an, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $402,331,065 (based on the closing market price of $6.22 per share for the registrant’s common stock as reported on the Nasdaq Global Market on September 30, 2009).

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 31, 2010 was 65,337,470

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s definitive proxy statement for its 2010 Annual Meeting of Stockholders (to be filed pursuant to Regulation 14A).

PART I

ITEM 1.	BUSINESS.

The words “Terremark”, “we”, “our”, “ours”, and “us” refer to Terremark Worldwide, Inc. All statements in this discussion that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding Terremark’s “expectations”, “beliefs”, “hopes”, “intentions”, “strategies” or the like. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Terremark cautions investors that actual results or business condition may differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this Annual Report on Form 10-K. Except as required by applicable law, Terremark expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Terremark’s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

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

Our business is characterized by long term contracts, which provide for monthly recurring revenue from a diversified customer base. Our customer contracts are generally three years in duration and our average quarterly revenue churn rate for the past four quarters has been less than 2%. As an illustration of this principle, for the year ended March 31, 2010, approximately 90% of our overall revenue was recurring and over 70% of our new bookings were derived from existing customers.

Our principal executive office is located at 2 South Biscayne Boulevard, Suite 2800, Miami, Florida 33131. Our telephone number is (305) 961-3200.

Competitive Strengths

Our business is characterized by the following strengths:

•	Strategically located carrier neutral data centers — Our purpose-built, carrier neutral data centers have been established in regions with considerable demand for our services. Because we are not a carrier and are not affiliated with a particular carrier, we can provide direct access to more than 160 carriers, including all global Tier 1 carriers, enabling our customers to realize significant cost savings, flexibility and the option to scale their network needs as their businesses grow. Our facilities are in immediate proximity to major fiber routes, providing convenient access to the United States, Europe and Latin America. The NAP of the Americas located in Miami, Florida was the first purpose-built, carrier neutral Network Access Point of its kind and is specifically designed to link the United States with the rest of the world.

•	Competitive advantage in serving the federal sector — We believe the combination of our long-standing relationships with the federal government, high level security clearances and our dedicated federal sales force provides us with a competitive advantage. Approximately 17.2% of our U.S. employee base has federal security clearances, and we are the first company awarded a GSA Schedule contract offering colocation space that satisfies the federal government’s requirements to be accredited as a Sensitive Compartmented Information Facility (SCIF). Since we were awarded our first federal contract in 2004, we have had success in expanding our business with the Departments of Defense and State and we continue to collaborate with key federal IT integrators such as Computer Sciences Corporation and General Dynamics. Our cloud computing offerings have been adopted by the federal government to power sites of national importance such as usa.gov and data.gov and recognized by government leaders for lowering operating costs for federal IT outsourcing. Our market presence with the federal sector and system integrators is increasing as a result of the success of the NAP of the Capital Region together with the federal government’s current focus on civilian agency IT infrastructure. The federal sector accounted for approximately 24% of our revenue for the year ended March 31, 2010.

•	Comprehensive portfolio of IT solutions — We offer our customers a comprehensive suite of services, including colocation, managed hosting, managed network, disaster recovery, security and cloud computing services. We believe that the breadth of our service offerings enables us to better meet our existing customers’ changing demands and to cross-sell various products and services within our portfolio. We have had significant success in cross-selling our products, with approximately 70% of our new bookings for the year ended March 31, 2010 generated by existing customers.

•	Scalable infrastructure — Our infrastructure is focused around our three primary facilities in Florida, Virginia and California, where visibility of future revenues is high and where we believe the probability of success is significant. We are able to spread the operating expenses and capital expenditures of each facility across the facility’s growing customer base. Our current purpose-built infrastructure also allows us to build out in incremental data centers within our facilities with relatively low incremental capital expenditures as demand increases.

•	Diversified customer base — We have a diverse customer base of approximately 1,300 enterprises, government agencies, systems integrators, internet content and portal companies and network providers, which are attracted by our fully integrated suite of products and services. Given the breadth of our customer base, no commercial customer represents more than 5% of total recurring revenue.

•	Strong management team — We have a seasoned operational, sales and financial management team, comprising individuals who have an average of approximately 9 years of communication and data center expertise. Most of our operational and sales team has been assembled from several of the world’s leading communication service providers.

Strategy

Our objective is to become the leading provider of IT infrastructure and managed services for enterprise and federal sector customers. Key components of our strategy include the following:

•	Increase revenue from our existing customer base — We will continue to pursue opportunities to provide new services to existing customers and capture an increasing portion of each customer’s IT spending. We believe that our comprehensive set of services establishes a foundation for cross-selling opportunities across our broad customer base. We will focus on cross-selling managed services to our existing colocation customers, as well as providing colocation services to existing managed services customers. We expect our focus on cross-selling to existing customers to maintain or lower our existing churn rates, which will provide us with increased revenue visibility.

•	Leverage our competitive advantage to serve the federal sector — We will broaden our reach with customers in the federal sector, including increasing our penetration of civilian agencies. We will do so by leveraging our dedicated resources, existing relationships, preferred GSA provider status and the prime location and design of our NAP in the Washington D.C. area. We believe that our prior experience and existing relationships in the federal sector have resulted in our ability to offer federal sector customers tailored colocation and managed services. We plan to further capitalize on the current federal administration’s plans to increase their use of cloud computing, building off our recently awarded federal cloud computing contracts to host the USA.gov and Data.gov websites. We believe we are well-positioned to win additional business in the federal sector, increase our penetration of the civilian agencies and further augment our relationships with the large federal IT integrators and other potential partners.

•	Continue our disciplined approach to expansion — Our current expansion plans are focused on growth within our existing footprint when the demand for our services is established, where there are significant opportunities to grow revenue and where the probability of success is significant. The development of our NAP of the Capital Region, or NCR, is an example of this. We opened Pod 1 at NCR in July 2008 and were able to contract over 80% of its total built-out space by January 2009. Similarly, we opened Pod 2 in early 2010 and launched the construction of Pod 3 on April 2010 and now the NCR campus (including Pod 3) is 65% contracted. With more than 90% of the built out space in the NAP of the Americas/West currently contracted, we intend to apply the same disciplined approach to expansion in that and our other markets.

•	Invest in our proprietary service delivery technology and products — We will continue to invest in proprietary technologies, including our industry leading cloud computing solutions that provide reliable, cost-effective and flexible solutions to our customers and a technological advantage over our competitors. Our investment in proprietary technology and products enables us to automate service delivery processes, which will allow us to drive efficiencies and lower our operating costs.

Products and Services

Our primary products and services include colocation, managed services and exchange point services.

Colocation

Our colocation services, which represented 38% of our revenue, or $111.2 million, for the year ended March 31, 2010, provide clients with the space and power to deploy computing, network, storage and IT infrastructure in our world-class data centers. Through a number of redundant subsystems, including power, fiber and satellite connections, we are able to provide our customers with 100% Service Level Agreements (SLAs) for power and environmental systems, which means that we can agree to provide 100% uptime for all of our customers’ IT equipment contained in our facilities. Our colocation solutions are scalable, allowing our customers to upgrade space, connectivity and services as their requirements evolve. As a result of the scalability, cost effectiveness and flexibility of our colocation solutions, our customers continue to increase their outsourcing to us, allowing them to reduce their cost of powering and cooling their infrastructure. Furthermore, customers benefit from our data centers’ wide range of physical security features, including biometric scanners, man traps, smoke detection, fire suppression systems, motion sensors, secured access, video camera surveillance and security breach alarms. Our customers sign long-term contracts and are billed on a monthly basis, in advance, by the square foot or by cabinet for space and by the circuit (based on the number of amps) for power. We provide the following colocation services:

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

Managed Services

Our managed services represented 53% of our revenue, or $155.7 million, for the year ended March 31, 2010. We design, deploy, operate, monitor and manage our clients’ IT infrastructure at our facilities. Our customers sign long-term contracts and are billed on a monthly basis, in advance, to use these applications, which minimizes the capital expenditure necessary for them to build this platform in-house while also allowing them to maintain full control over the operating system and application infrastructure. This platform is scalable, allowing us to increase margins as we replicate the service for incremental customers. The division is composed of four subdivisions — managed hosting services, managed network services, managed security/data infrastructure services and equipment/other. The key managed services we provide include:

Managed Hosting Services — We offer managed hosting services, in which we house, serve and maintain data environments for various computing environments. These environments can include, without limitation, websites, enterprise resource planning, or ERP, tools and databases. Our managed hosting services, which represented approximately 58% of our managed services revenue for the year ended March 31, 2010, are designed to support complex, transaction-intensive, mission-critical line-of-business and Internet facing applications. Our full suite of managed hosting services allows companies and organizations to reduce their total cost of ownership while increasing IT capability through access to our significant technical expertise and capability as well as our technologically advanced data center, network and computing infrastructure. We provide managed hosting services on dedicated or virtualized servers located within our facilities. We offer the following managed hosting services to our customers:

Service	Description

Managed Hosting	Offers flexibility, scalability and operating efficiency through our full-service, utility-enabled hosting solutions. We also provide a more comprehensive suite of hosting services, built around an application-centric philosophy, with application-level deep monitoring, return-to-service and code troubleshooting services. Includes full support for leading database and application platforms.
Enterprise Cloud(tm)	The Enterprise Cloud service allows our customers to control a pool of processing, storage and networking resources that allow them to deploy server capacity on demand instead of investing in their own infrastructure.

Managed Network Services — Represented approximately 34% of managed services revenue for the year ended March 31, 2010, and leverages our robust connectivity and our Commercial and Secure Network Operations Centers, or NOC, to deliver cost savings, flexibility and the performance that customers demand. We generate monthly recurring revenues by providing the following managed network services to our customers.

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

Equipment/Other — Represented approximately 8% of managed services revenue for the year ended March 31, 2010 and consists primarily of services we provide to procure and install equipment utilized as part of our managed services contracts.

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

Exchange Point Services

Our Exchange Point Services platform represented $18.7 million, or approximately 6%, of revenue for the year ended March 31, 2010 and is designed to allow our customers to connect their networks and equipment with that of others in a flexible and cost-effective manner. The attractiveness of our exchange point services to customers is enhanced by our substantial connectivity with more than 160 competing carriers, which allows our customers to reduce costs while enhancing the reliability and performance associated with the exchange of Internet and other data traffic. Our connectivity options offer our customers a key strategic advantage by providing direct, high-speed connections to peers, partners and some of the most important sources of IP data, content and distribution in the world. Key Exchange Point Services include:

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

Industry Trends

According to Tier 1 Research, global demand for data center space increased by 116% from 2002 to 2007 while supply increased by a modest 15% over the same period. Since 2007, demand has continued to outgrow supply, and Tier 1 projects that demand will outgrow supply by 2.5x through 2012. This supply and demand imbalance is replacing what was previously considered a market with excess supply. We believe this growth is being driven by escalating broadband utilization trends, rising power and cooling requirements and an increasing enterprise trend for outsourcing bolstered by a growing need for advanced networking technology provided through reliable and secure infrastructure.

•	Global Bandwidth Utilization Trends. Demand for global IP traffic, according to Cisco Systems, Inc, increased at a combined annual growth rate, or CAGR, of 60% from 2006 to 2009. This growth in end-user traffic over IP networks is expected to continue to grow due to continued adoption of broadband access to the Internet by businesses and consumers and significant mass adoption of high bandwidth and data-intensive consumer and business applications that have large file content. The introduction of more powerful computers and software applications will further exacerbate this trend, and Cisco projects IP traffic will grow at a CAGR of 46% from 2007 through 2012. Penetration rates are also expected to increase and, when combined with increasing connection speeds, indicate that global IP traffic will continue to increase exponentially. Regional internet traffic is growing fastest in Latin America. Cisco projects total regional IP traffic in Latin America to grow at a 57% CAGR from 2007 to 2012. The growth is driven mainly by increasing internet penetration and the advent of high-speed connections in some of the fastest and largest developing economies in the world such as Brazil, Argentina and Colombia. As the increase in global internet traffic continues to drive demand for IT infrastructure, we believe we are well positioned to benefit from these trends. Our facilities handle a significant amount of internet traffic in the U.S., our flagship facility, the NAP of the Americas, handles approximately 90% of Latin American IP traffic, and our Brazilian facility is the largest Internet exchange in South America.

•	Rising Power and Cooling Requirements. Power availability for equipment and cooling is one of the most important challenges facing data centers today. The power requirement of a modern server environment has grown significantly, making many legacy data centers which were not adequately equipped obsolete. While the size of networking and computing equipment continues to shrink, the increasing speed at which this equipment can receive, process and transmit data continues to fuel power requirements. Additionally, IDC expects the blade server market to continue to grow at by estimated 20.8% in unit shipments from 2009 to 2013, accounting for nearly 29.8% of the server market by 2011. We expect the demand for the higher power density and advanced cooling systems provided by our data centers to continue.

•	Increasing Enterprise Demand for Outsourcing. In the U.S., the following factors have contributed to enterprise customers increasingly outsourcing their data center operations:

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

•	Increased government demand for outsourcing: The U.S. Federal government has announced plans to increase the outsourcing of IT needs, which we expect will significantly boost federal demand for colocation and managed services, including cloud services, reducing government costs and increasing efficiency. Cloud computing is likely to be one of the key managed hosting services utilized in this initiative. Outsourcing through cloud computing allows the government to use a pool of processing, storage and networking resources that can be provisioned on demand, and offers advanced capabilities in cyber security. The commercial sector has also seen similar increased demand for utilizing cloud services such as those provided by Terremark to reduce the costs and increase efficiencies in IT outsourcing.

Customers

Our customers include enterprises, government agencies, systems integrators, Internet content and portal companies as well as the world’s largest network providers. As of March 31, 2010, we had approximately 1,300 customers worldwide. The federal sector accounted for approximately 24% of our revenues for the year ended March 31, 2010. The largest commercial customer accounted for less than 5% of our revenues for the year ended March 31, 2010.

Sales and Marketing

Sales

The Terremark sales force markets our services to enterprise, federal sector, interactive entertainment, Internet infrastructure, carrier, and channel customers and is organized by business unit, corresponding to U.S. commercial, Federal, Europe and Latin America. Our sales force works with our team of trained support engineers to apply our strategic approach in targeting customers, which focuses on the design of a package of Terremark products and IT infrastructure services based solely on a particular customer’s needs. We sell our products and services through three primary channels:

•	Direct sales — our direct salesforce is composed of 21 quota-bearing sales people based primarily in the U.S.

•	Sales engagement team — team of 5 professionals responsible for managing inbound demand from marketing campaigns and website visitors as well as conducting targeted sales outreach.

•	Our Channels & Strategic Alliances group — responsible for the acquisition, education and retention of channel partners and reseller agents.

Marketing

Our marketing organization is responsible for building and communicating a distinct brand, driving qualified leads into the sales pipeline, and ensuring strategic alignment with key partners. Our marketing team supports our strategic priorities through the following primary objectives:

•	Brand management and positioning — This includes brand identity unification, positioning at the corporate and product levels, the development of methodology, marketing assets and brand awareness programs for all of our business units.

•	Lead generation — Utilizing online marketing, targeted advertising, direct marketing, event marketing, and public relations programs and strategies to design and execute successful lead generation campaigns leveraging inside and direct sales and channel teams and contribute meaningfully and measurably to pipeline and revenue goals.

Competition

Our competition includes:

•	Internet data centers operated by established communications carriers such as AT&T, Level 3, Qwest, and Savvis. Unlike the major network providers that constructed data centers primarily to help sell bandwidth, we have aggregated multiple networks in each of our carrier neutral data centers, providing superior diversity, pricing and performance. Telecommunications companies’ data centers generally provide only one choice of carrier and prefer customers with high managed services needs as part of their pricing structures. Locating in our data centers provides access to a wide choice of top tier networks and allows customers to negotiate the best prices with a number of carriers, which we believe results in better economics and redundancy.

•	Infrastructure service providers such as Equinix, Global Switch and Internap Network Services Corporation. Infrastructure service providers often provide either colocation or managed services or a combination with limited managed services. In contrast, we offer a full suite of both colocation and managed services through high quality, technologically advanced, secure data centers with 24-hour support.

•	Large scale system integrators such as IBM and HP. Most system integrators are primarily engaged to deliver large scale information systems, including their design and development, the management of vendor contracts, the purchase of equipment and technical integration. While there may be some overlap with our services, we focus on providing an end-to-end service offering in colocation and managed services.

•	Wholesale providers of data center space such as Digital Realty Trust, Dupont Fabros and 365 Main Inc. These companies have data centers focused on meeting the outsourced data center needs of wholesale customer deployments. These centers primarily provide space and power on a wholesale basis without additional services. While certain of our customers demand the use of only the basic elements of our data centers (e.g. power, space and cooling), our focus is on attracting those customers who demand services in addition to the physical facilities necessary to house their equipment. In addition, wholesale customers are not typically suited to our model as we focus on providing space and services to a large number of diverse customers in each data center, which allows our customers and maximizes our financial returns on a per site basis.

•	Managed hosting and cloud computing providers including Rackspace, SAVVIS, AT&T, Pipex, The Planet and Verio. Microsoft, Google and Amazon are also emerging competition, as they are currently making investments in cloud computing capabilities. These services allow customers to use shared or dedicated physical or virtual computer servers to house, serve and maintain various computing environments including websites and databases.

Employees

As of March 31, 2010, we had 712 full-time employees in the United States, 89 full-time employees in Europe, 54 full-time employees in Latin America and 4 full-time employees in Turkey. Of these employees, 590 were in data center operations, 109 were in sales and marketing and 160 were in management, finance and administration. Approximately 17.2% of employees have high level federal security clearance. We have no union contracts, and we believe that our relationship with our employees is good.

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

The NCR campus supports up to five 50,000 square-foot independent data center structures and a 72,000-square-foot secure office building. We have completed two Pods and have a third Pod underway. Each structure is a secure bunker, designed to provide clients who require colocation space that meets standards for sensitive compartmented information facilities (SCIFs). Inside each data center, a professional security staff maintains and operates sophisticated surveillance systems, biometric scanners and secured areas for processing of staff, customers and visitors. Computer Sciences Corporation serves as an anchor customer, and we have already contracted with several new and existing federal and commercial customers.

A complete suite of services from colocation and connectivity to managed hosting and comprehensive disaster recovery solutions is offered, including solutions utilizing our Infinistructure® utility computing platform. NCR is designed to accommodate today’s power requirements for high density computing environments. We offer 100% service level agreements on power and environmentals for NCR.

The Company has also secured an additional 27 acres of land immediately adjacent to the NCR campus providing the ability to add at least 250,000 square feet of high-quality data center space and 100,000 square feet of Class A office space, which allows the Company to effectively double the size of the Culpeper campus as demand for the NCR location continues to grow.

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

Data Center Summary

We own or lease properties on which we operate Internet exchange facilities from which we may provide our colocation, interconnection and managed services to the federal and commercial sectors. The following tables, together, contain information on these properties and facilities as of March 31, 2010:

		Potential
		Colocation
		Space
Location	Type	(sq. ft.)		Services Provided

United States
NAP of the Americas (Miami, FL)	Owned	315,000		Colocation; Exchange; Managed Services
NAP of the Capital Region (Culpeper, VA)	Owned	250,000	(1)	Colocation; Exchange; Managed Services
NAP of the Americas/West (Santa Clara, CA)
Datacenter 1	Leased	30,000		Colocation; Exchange; Managed Services
Datacenter 2	Owned	50,000		Colocation; Exchange; Managed Services
Dallas	Leased	7,100		Managed Services
Herndon	Leased	—		Colocation; Exchange
International
Bogota	Leased	18,000		Colocation; Exchange; Managed Services
Sao Paulo	Leased	8,700		Colocation; Exchange; Managed Services
Madrid	Leased	6,500		Colocation; Exchange; Managed Services
Brussels	Leased	1,000		Managed Services
London	Leased	270		Colocation; Exchange; Managed Services
Amsterdam	Leased	19,000		For future expansion

(1)	Represents total potential colocation space upon completion of five, 50,000 square foot pods. As of March 31, 2010, Pod 1 and 2 have been completed and Pod 3 is under construction. We intend to construct Pods 4 and 5 as needed to satisfy future demand for space in NAP of the Capital Region.

Financial Information About Geographic Areas

For our fiscal years ended 2010, 2009 and 2008, our revenue from external customers attributable to the United States and internationally is as set forth below (in thousands):

	March 31,
	2010	2009	2008

Revenues:
United States	$249,761	$218,935	$163,278
International	42,586	31,535	24,136

	$292,347	$250,470	$187,414

As of March 31, 2010, our long lived assets, including property and equipment, net, and identifiable and intangible assets, are located in the following geographic areas (in thousands):

	March 31,
	2010	2009

United States	$479,595	$390,790
International	32,932	9,343

	$512,527	$400,133

Our History

Terremark was formed in 1982 under the laws of the State of Delaware, and, with its subsidiaries, was engaged in the development, sale, leasing, management and financing of various real estate projects. On April 28, 2000, given the rapid growth of the IT infrastructure sector, Terremark Holdings, Inc. completed a reverse merger with AmTec, Inc., a public company, and contemporaneously changed its name to Terremark Worldwide, Inc, subsequently using this public company to operate within the sector. After the reverse merger, we redefined our business and strategy and implemented a plan to exit all real estate and other lines of business not directly related to our current business model described in this Annual Report on Form 10-K.

Directors and Executive Officers

Our executive officers and directors and their ages as of March 31, 2010, are as follows:

Name	Age	Position

Manuel D. Medina	57	Chairman of the Board of Directors, President and Chief Executive Officer
Joseph R. Wright, Jr.	71	Vice Chairman of the Board of Directors
Guillermo Amore	71	Director
Timothy Elwes	74	Director
Antonio S. Fernandez	70	Director
Arthur L. Money	70	Director
Marvin S. Rosen	68	Director
Rodolfo A. Ruiz	61	Director
Frank Botman	43	Director
Melissa Hathaway	41	Director
Jamie Dos Santos	48	Chief Executive Officer Terremark Federal Group
Jose A. Segrera	39	Chief Financial Officer
Nelson Fonseca	36	Chief Operating Officer
Marvin Wheeler	56	Chief Strategy Officer
Adam T. Smith	38	Chief Legal Officer

Manuel D. Medina, 57, has served as Chairman of the Board, President and Chief Executive Officer since April 2000, the date that we merged with AmTec, as well as in those positions with Terremark since its founding in 1982. In addition, Mr. Medina is a managing partner of Communication Investors Group, one of our investors. Before founding Terremark as an independent financial and real estate consulting company, Mr. Medina, a certified public accountant, worked with Price Waterhouse after earning a Bachelor of Science degree in Accounting from Florida Atlantic University in 1974.

Joseph R. Wright, Jr., 71, has served as our Vice Chairman of the Board since April 2000. Mr. Wright is currently Senior Advisor to The Chart Group, L.P., which is a merchant banking firm investing in both venture and growth capital companies and providing senior level advice and capital access to corporate clients. Previously, Mr. Wright was Chief Executive Officer of Scientific Games, of which he had been a member of the board since 2004 and on which he served as Vice Chairman. Prior to his tenure as Chief Executive Officer of Scientific Games, Mr. Wright served as Chairman of Intelsat, the world’s leading provider of satellite/fiber services with a global fleet of 53 satellites servicing over 200 countries from July 2006 to April 2008 and, prior to this position, from August 2001 to July 2006, served as Chief Executive Officer of PanAmSat, a publicly-listed satellite-based services business, which was acquired by Intelsat in 2006. Before PanAmSat, he was Chairman of GRC International Inc., a public company providing advanced information technology, Internet and software technologies to government and commercial customers, which was sold to AT&T, was Co-Chairman of Baker & Taylor Holdings, Inc., an international book/video/software distribution and e-commerce company, owned by The Carlyle Group and was Executive Vice President, Vice Chairman, and Director of W. R. Grace & Company, Chairman of Grace Energy Company and President of Grace Environmental Company. Mr. Wright also serves on the Board of Directors/Advisors of Federal Signal, the Defense Business Board, the Defense Science Board task force on interoperability, Performance Measurement Advisory Council of the Office of Management and Budget (The White House), the Network Reliability and Interoperability Council of the Federal Communications Commission, the Media Security and Reliability Council of the Federal Communications Commission, the Council on Foreign Relations, the Committee for the Responsible Federal Budget and the New York Economic Club.

Guillermo Amore, 71, has served as a member of our Board of Directors since February 2001. From August 2000 to February 2001, Mr. Amore served as the President and Chief Operating Officer of our wholly-owned subsidiary, Terremark Latin America, Inc., prior to which he served as Chairman and Chief Executive Officer of Spectrum Telecommunications Corporation until its acquisition. Mr. Amore has nearly 42 years of telecommunications experience, much of it focused on the developing markets of Latin America and the Caribbean. During his tenure at GTE Corporation, he built an extensive network of contacts in the region. These contacts served him well in business development and regulatory affairs during his stewardship of Grupo Isacell S.A. of Mexico and of Spectrum Telecommunications. Mr. Amore holds an MBA from Harvard University and a Bachelors degree in Science in Electrical Engineering from Pontificia Universidad Javeriana, Colombia.

Timothy Elwes, 74, has served as a member of our Board of Directors since April 2000. Mr. Elwes also served as a member of the Board of Directors of Timothy Elwes & Partners Ltd., a financial services company, between May 1978 and October 1994, the business of which was merged into Fidux Trust Co. Ltd. in December 1995. Since December 2000 he has served as an independent financial services consultant.

Antonio S. Fernandez, 70, was elected to our Board of Directors in September 2003. In 1970, Mr. Fernandez was a Systems Engineering Manager at Electronic Data Systems (EDS). In 1971, Mr. Fernandez joined DuPont Glore Forgan as a Vice-President in Operations. In 1974, he joined Thomson McKinnon as Director of Operations and Treasurer. In 1979, he was Director of Operations and Treasurer at Oppenheimer & Co. Inc., where he also served as Chief Financial Officer from 1987 until 1994 and a member of the Board of Directors from 1991 until 1998. In 1991, Mr. Fernandez founded and headed the International Investment Banking Department at Oppenheimer & Co. and served in that capacity until 1999. Mr. Fernandez served on the Board of Banco Latinoamericano de Exportaciones from 1992 until 1999. He also served as Trustee of Mulhenberg College, PA from 1995 until 1998. Mr. Fernandez was a director from 2004 to 2009 of Spanish Broadcasting Systems, an operator of radio stations in the U.S. He graduated from Pace University, NY in 1968 with a Bachelors in Business Administration.

Arthur L. Money, 70, has served as a member of our Board of Directors since May 2003. Since September 2002, Mr. Money has been a member of the Board of Directors of SafeNet, a provider of Information Technology security solutions. From 1999 to 2001, Mr. Money was the Assistant Secretary of Defense (C3I) and Department of Defense CIO. Prior to this, Mr. Money served as the Assistant Secretary of the Air Force for Research, Development, and Acquisition, and was Vice President and Deputy General Manager of TRW. From 1989 to 1995, Mr. Money was President of ESL, Inc. He has received distinguished public service awards from the U.S. Department of Defense (Bronze Palm), the U.S. Air Force, and the U.S. Navy. He is currently President of ALM Consulting, specializing in command control and communications, intelligence, signal processing and information processing. Mr. Money received his Master of Science Degree in Mechanical Engineering from the University of Santa Clara and his Bachelor of Science Degree in Mechanical Engineering from San Jose State University.

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

Rodolfo A. Ruiz, 61, has served as a member of our Board of Directors since July 2003. Since 2004, Mr. Ruiz has served as Executive Vice President — Spirits for Southern Wine and Spirits of America, Inc. From 1979 to 2003, Mr. Ruiz held a series of senior management positions within the Bacardi organization, inclusive of having served as President and Chief Executive Officer of Bacardi Global Brands, President and Chief Executive Officer of Bacardi Asia/Pacific Region, and several senior executive sales, marketing, financial and operations positions within Bacardi USA. Prior to joining Bacardi, from 1966 to 1979, Mr. Ruiz, in his capacity as a certified public accountant, served as a Senior Auditor, Senior Internal Auditor and Audit Manager with Price Waterhouse & Co. for a wide variety of public and private clients and projects in the United States and Mexico, as well as throughout Latin America, interspersed by a term, from 1973 to 1975, with International Basic Economy Corp, otherwise known as IBEC/Rockefeller Group. Mr. Ruiz holds a Bachelor of Business degree from the University of Puerto Rico.

Frank Botman, 43, has served as a member of our Board of Directors since September 2009. Mr. Botman began his career in 1989 with HSBC in Investment Management and Research, and then as a fund manager with IBM Pension Fund from 1992 to 1994 where he managed the Dutch equity portfolio and European venture capital portfolio. After working at IBM Pension Fund, Mr. Botman founded HAL Capital Management in 1994 where he served as Managing Director. He joined Cyrte Investments B.V. in 2000 (f/k/a Talpa Capital B.V.), a private investment company, as a founder and Managing Director and Head of the Investment Team. Cyrte Investments is a European investment boutique that seeks to invest in media, entertainment, telecom and technology companies. As of September 27, 2007, Cyrte Investments operates as a subsidiary of Delta Lloyd Asset Management NV. Mr. Botman currently serves on the boards of Endemol, Forthnet and RTL Nederland. Mr. Botman holds a degree in commercial economics and business administration from the HEAO Amsterdam.

Melissa Hathaway, 41, was appointed to our Board of Directors on February 5, 2010. Ms. Hathaway brings more than 20 years of high-level public and private-sector experience and is considered one of the leading experts on cyber security matters, having served in two Presidential administrations. Ms. Hathaway is President of Hathaway Global Strategies, LLC and a Senior Advisor at Harvard Kennedy School’s Belfer Center, roles she has held since August 2009. Previously, from February 2009 to August 2009, she led the development of the Cyberspace Policy Review in her role as the Acting Senior Director for Cyberspace in the National Security Council of President Barack Obama’s administration. Prior to that, from March 2007 to February 2009, Ms. Hathaway served as Cyber Coordination Executive and Director of the Joint Interagency Cyber Task Force in the Office of the Director of National Intelligence under President George W. Bush. Before working in the Obama and Bush administrations, from June 1993 to February 2007, Ms. Hathaway was a Principal with Booz Allen & Hamilton, Inc., where she led the information operations and long-range strategy and policy support business units. Her efforts at Booz Allen supported key offices within the Department of Defense and Intelligence Community, including the U.S. Southern Command, the U.S. Pacific Command, the Office of the Secretary of Defense for Net Assessment, the Central Intelligence Agency, the Defense Intelligence Agency and the Office of the Director of National Intelligence. Ms. Hathaway earned a B.A. from the American University in Washington DC and has completed graduate studies in international economics and technology transfer policy and is a graduate of the US Armed Forces Staff College with a special certificate in Information Operations.

Jamie Dos Santos, 48, has served as our CEO of Terremark Federal Group since July 2005. Ms. Dos Santos is responsible for the planning, development and execution of our federal government sales, marketing and operations strategy. Ms. Dos Santos manages all aspects of our federal government relationships, including with the Department of Defense, Civilian Agencies and the federal systems integrators. From March 2003 to July 2005, Ms. Dos Santos served as our Chief Marketing Officer, in which capacity she was responsible for the development of strategic marketing initiatives and commercial sales strategies that contributed to the company’s sustained growth. From April 2001 to March 2003, Ms. Dos Santos served as our Senior Vice President Global Sales. Prior to joining Terremark, Ms. Dos Santos enjoyed a career of 25 years with several global companies including BellSouth, Bellcore and SAIC. Ms. Dos Santos sits on the AFCEA Intelligence Committee and serves on the AFCEA Board of Directors as a Class Director, Class of 2011. She also sits on the Information Technology Sector Coordinating Council for the US protection of Critical Information Infrastructure. She is a top 100 executive with the Executive Leadership Council and Vice President of the South Florida AFCEA chapter. Ms. Dos Santos’ educational background includes eight years in the Bellcore Training Center, the University of Florida and Harvard Business School for Continuing Education.

Jose A. Segrera, 39, has served as our Chief Financial Officer since September 2001. From September 2000 to June 2001, Mr. Segrera served as our Vice President — Finance. From January 2000 to September 2000, Mr. Segrera served as the interim Chief Financial Officer of FirstCom Corporation. From June 1996 to November 1997, Mr. Segrera was a manager in the assurance practice at KPMG Peat Marwick LLP. Mr. Segrera received his Bachelor in Business Administration and his Masters in Professional Accounting from the University of Miami.

Nelson Fonseca, 36, has served as our Chief Operating Officer since November 2009 and has served in a variety of capacities within Terremark for the last eight years. Prior to being named Chief Operations Officer, from May 2008 to October 2009, Mr. Fonseca was President of Terremark’s U.S. Public Sector Business Unit. His specific duties included the oversight of Terremark Federal Group, a wholly-owned subsidiary of Terremark

Worldwide, the management of Terremark’s State and Local government initiatives and the NAP of the Capital Region campus in Culpeper, Virginia. Some of his other previous roles at Terremark included, from December 2005 to April 2008, Senior Vice President of Sales for Terremark Federal Group and, during 2002 to 2005, Vice President of Commercial Sales for Terremark Worldwide. Prior to joining Terremark, Mr. Fonseca held various positions at both Telcordia Technologies and Nortel Networks. His responsibilities included business development, product management and systems engineering in support of both domestic and international clients. Mr. Fonseca received his Bachelors degree in Computer Science from Barry University and his Masters degree in Business Administration from the University of Miami.

Marvin Wheeler, 56, has served as our Chief Strategy Officer since November 2009. From November 2003 to November 2009 he served as our Chief Operations Officer, and from March 2003 to November 2003, he served as our Senior Vice President, Worldwide Operations. From March 2001 to March 2003, Mr. Wheeler served as Senior Vice President of Operations and General Manager of the NAP of the Americas. From June 1978 to March 2000, Mr. Wheeler managed the Data Center and WAN/LAN Operations for BellSouth, Mr. Wheeler graduated from the University of Florida, where he earned a degree in Business Administration with a concentration in marketing.

Adam T. Smith, 38, has served as our Chief Legal Officer since November 2006. From May 2005 to November 2006, Mr. Smith served as our SVP Deputy General Counsel, and from February 2004 to April 2005 as our VP Assistant General Counsel. From April 2000 to January 2004, Mr. Smith led the Electronic Commerce & Technology law practice for a Miami based international law firm, as well as focused on domestic and international corporate transactions, venture capital, and corporate securities. Prior to April 2000, Mr. Smith worked in Washington, D.C., where he was responsible for the review of the legal issues surrounding the Internet aspects of the proposed Sprint/Worldcom merger, and gained federal government experience as an honors intern in the Office of the Secretary of Defense, as well as the Department of State (U.S. Embassy/Santiago, Chile), Office of the Deputy Attorney General, and U.S. House of Representatives International Relations Committee. Mr. Smith received his Juris Doctor from the University of Miami School of Law and his Bachelor of Arts from Tufts University. Mr. Smith is a member of the bar of the State of Florida and the United States District Court for the Southern District of Florida.

Where You Can Find Additional Information

We file annual, quarterly, and special reports, proxy statements and other information with the SEC. You may read and copy any materials that we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our Securities and Exchange Commission filings are also available to the public at the Securities and Exchange Commission’s website at http://www.sec.gov. In addition, we make available free of charge on or through our Internet website, http://www.terremark.com under “Investor Relations”, all of the annual, quarterly and special reports, proxy statements, Section 16 insider reports on Form 3, Form 4 and Form 5 and amendments to these reports and other information we file with the SEC. Additionally, our board committee charters and code of ethics are available on our website and in print to any stockholder who requests them. The information contained on our website is not incorporated herein by reference and does not comprise a part of this Annual Report on Form 10-K.

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

For the years ended March 31, 2010, 2009, and 2008, we incurred net losses of $31.7 million, $10.6 million, and $42.2 million, respectively. The net loss for the year ended March 31, 2010 included a $1.5 million non-cash loss on change in fair value of derivatives and a $10.3 million non-cash loss on the early extinguishment of debt. The net loss for the year ended March 31, 2009 included a $3.9 million non-cash loss on change in fair value of derivatives. The net loss for the year ended March 31, 2008 included a $27.0 million non-cash loss on the early extinguishment of debt and a $1.1 million non-cash loss on change in fair value of derivatives. We are currently investing heavily in our expansion in Culpeper, Virginia, upgrades to support our infrastructure in Miami, Florida and expansion in Santa Clara, California. As a result, we will incur higher depreciation and other operating expenses that will negatively impact our ability to achieve and sustain profitability unless and until these new facilities generate enough revenue to exceed their operating costs and cover additional overhead needed to scale our business to this anticipated growth. Although our goal is to achieve profitability, there can be no guarantee that we will become profitable, and we may continue to incur additional losses. Even if we achieve profitability, given the competitive nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our continuing losses may limit our ability to raise needed financing, or to do so on favorable terms, as those losses are taken into account by the organizations that issue investment ratings on our indebtedness.

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

For the year ended March 31, 2010, revenues from contracts with the federal sector constituted approximately 24% of our revenues. Generally, U.S. government contracts are subject to oversight audits by government representatives, to profit and cost controls and limitations and to provisions permitting modification or termination, in whole or in part, without prior notice, at the government’s convenience. Government contracts typically have an initial term of one year and renewals are at the discretion of the U.S. government. In some cases, government contracts are subject to the uncertainties surrounding congressional appropriations or agency funding. Our failure to renew or replace U.S. government contracts when they expire could have a material adverse effect on our business, financial condition and results of operations.

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

We have been awarded, and may in the future submit bids for, U.S. government contracts that require our employees to maintain various levels of security clearances and require us or our subsidiaries to maintain certain facility security clearances in compliance with Department of Defense and other government requirements. The classified work that we currently perform at our facilities subjects us to the industrial security regulations of the Department of Defense and other federal agencies that are designed to safeguard against unauthorized access by foreigners and others to classified and other sensitive information. Obtaining and maintaining security clearances for employees involves a lengthy process, and it can be difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain or retain security clearances, or if our employees who hold security clearances stop working for us, we may face delays in fulfilling contracts or be unable to fulfill or secure new contracts with any customer involved in classified work. Any breach of security for which we are responsible could seriously harm our business, damage our reputation and make us ineligible to work on any classified programs. We may be subject to penalties for violations of these regulations. If we were to come under foreign ownership, control, or influence, the U.S. government could terminate our contracts with it or decide not to renew them and such a situation could also impair our ability to obtain new contracts and subcontracts.

We derive a significant portion of our revenues from a few clients; accordingly, a reduction in our clients’ demand for our services or the loss of clients could impair our financial performance.

For each of the years ended March 31, 2010 and 2009, we derived approximately 24% of our revenues from the federal sector. Because we derive a large percentage of our revenues from a few major customers, our revenues could significantly decline if we lose one or more of these customers or if the amount of business we obtain from them is reduced.

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

For the years ended March 31, 2010, and 2009, 15% and 13% of our total revenue, respectively, was generated in countries outside of the United States. Some risks inherent in conducting business internationally include:

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

We expect that we may encounter challenges and difficulties in implementing our expansion plan to establish new facilities in those domestic and international locations where we believe there is significant demand for our services and to expand our facilities in those locations we currently own such as Culpeper, Virginia, where we are currently constructing one pod and have the capacity to construct 2 additional pods, each yielding 50,000 square feet of net colocation space. These challenges and difficulties relate to our ability to:

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

We have a substantial amount of indebtedness. As of March 31, 2010, we have debt totaling approximately $456.6 million, of which $4.9 million is current and payable during the twelve months ending March 31, 2011. Additionally, on April 28, 2010, we completed our offering of an additional $50 million aggregate principal amount of our 12% Senior Secured Notes. For a description of our outstanding debt, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Our substantial indebtedness could have important consequences, including, but not limited to:

•	making it more difficult for us to satisfy our obligations and comply with other restrictions under our notes and our other indebtedness;

•	increasing our vulnerability to general adverse economic and industry conditions by making it more difficult for us to react quickly to changing conditions;

•	limiting our ability to obtain additional or favorable financing to fund future working capital, capital expenditures, debt service requirements, acquisitions and other general corporate purposes;

•	requiring that we use a substantial portion of our cash flow from operations for the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business, and the industry in which we operate; and

•	placing us at a competitive disadvantage to those of our competitors that have less indebtedness.

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

Subject to specified limitations, the indenture governing our senior secured notes permits us to incur substantial additional indebtedness. In addition, any future credit facility or other agreement governing our indebtedness may allow us to incur additional indebtedness, including secured indebtedness. If new indebtedness is added to our current indebtedness, the risks described above could intensify.

We will require a significant amount of cash to fund our debt service, working capital needs and our expansion plans, and our ability to generate sufficient cash depends upon many factors, some of which are beyond our control.

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

If our financial condition deteriorates, we may be delisted by the NASDAQ, and our stockholders could find it difficult to sell our common stock.

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

The global economy is currently experiencing a significant contraction, with an almost unprecedented lack of availability of business and consumer credit. We rely on the capital markets, particularly for publicly offered or privately-placed debt, as well as the credit markets, to meet our financial commitments and short-term liquidity needs if internal funds are not available from our operations. Long-term disruptions in the capital and credit markets, similar to those that are currently being experienced, could result from uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions and could adversely affect our access to liquidity needed for our business.

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

Risk Factors Related to Our Common Stock

Our stock price has been, and may continue to be, volatile, and you could lose all or part of your investment.

The market for our equity securities has been extremely volatile (ranging from $2.51 per share to $8.98 per share during the 52-week trading period ended March 31, 2010). Our stock price could suffer in the future as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter. The factors that could cause the price of our common stock in the public market to fluctuate significantly include, but are not limited to, the following:

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

The sale or availability for sale of a substantial number of shares of our common stock could adversely impact the price of our common stock. Our certificate of incorporation authorizes us to issue up to 100,000,000 shares of common stock. On March 31, 2010, there were approximately 65.1 million shares of our common stock outstanding and approximately 12.4 million shares of our common stock reserved for issuance pursuant to our 6.625% Senior Convertible Notes, Series I convertible preferred stock, options, nonvested stock and warrants to purchase our common stock, which consist of:

•	4,575,200 shares of our common stock reserved for issuance upon conversion of our 6.625% Senior Convertible Notes;

•	1,041,333 shares of our common stock reserved for issuance upon conversion of our Series I convertible preferred stock;

•	2,340,037 shares of our common stock issuable upon exercise of options;

•	2,429,994 shares of our nonvested stock; and

•	2,018,128 shares of our common stock issuable upon exercise of warrants.

Accordingly, a substantial number of additional shares of our common stock are likely to become available for sale in the foreseeable future, which may have an adverse impact on the market price of our common stock.

Our common shares are thinly traded and, therefore, relatively illiquid.

As of March 31, 2010, we had 65,058,331 common shares outstanding. While our common shares trade on the NASDAQ, our stock is thinly traded (approximately 0.5%, or 297,669 shares, of our stock traded on an average daily basis during the year ended March 31, 2010), and you may have difficulty in selling your shares quickly. The low trading volume of our common stock is outside of our control and may not increase in the near future or, even if it does increase in the future, may not be maintained.

Existing stockholders’ interest in us may be diluted by additional issuances of equity securities.

We expect to issue additional equity securities to fund the acquisition of additional businesses, capital expenditures and pursuant to employee benefit plans. We may also issue additional equity for other purposes. These securities may have the same rights as our common stock or, alternatively, may have dividend, liquidation, or other preferences to our common stock. The issuance of additional equity securities will dilute the holdings of existing stockholders and may reduce the share price of our common stock.

We do not expect to pay dividends on our common stock, and investors will be able to receive cash in respect of the shares of common stock only upon the sale of the shares.

We have no intention in the foreseeable future to pay any cash dividends on our common stock, and the indenture governing our 12% Senior Secured Notes restricts our ability to pay dividends. Further, the terms of our Series I convertible preferred stock provide that, in the event we pay any dividends on our common stock, an additional dividend must be paid with respect to all of our outstanding Series I convertible preferred stock in an amount equal to the aggregate amount of dividends that would be owed for all shares of commons stock into which the shares of Series I convertible preferred stock could be converted at such time. Therefore, an investor in our common stock may obtain an economic benefit from the common stock only after an increase in its trading price and only by selling the common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our executive offices are located in Miami, Florida. We also have offices in several cities throughout the United States, Europe, and Latin America. We own data centers in Miami, Florida and Culpeper, Virginia. We have also entered into leases for data center space in Dallas, Texas; Santa Clara, California; Herndon, Virginia; Madrid, Spain; Amsterdam, Netherlands; Brussels, Belgium; Istanbul, Turkey; Sao Paulo, Brazil; and Bogota, Colombia. See “Item 1. Business — Primary Data Centers”.

ITEM 3.	LEGAL PROCEEDINGS.

In the ordinary course of conducting our business, we become involved in various legal actions and claims. Litigation is subject to many uncertainties and we may be unable to accurately predict the outcome of such matters, some of which could be decided unfavorably to us. Our participation in government contracts subjects us to inquiries, investigations and subpoenas regarding our business with the federal government. Improper or illegal activities may subject us to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies. Management does not believe the ultimate outcome of any pending matters of the nature described above would be material.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock and Preferred Stock Information

Our common stock, par value $0.001 per share, trades on the Nasdaq Global Market under the symbol “TMRK”.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our common stock as reported on the Nasdaq Global Market:

	Prices
Fiscal Year 2010 Quarter Ended	High	Low

June 30, 2009	$5.97	$2.51
September 30, 2009	6.50	4.34
December 31, 2009	7.25	5.70
March 31, 2010	8.98	6.17

	Prices
Fiscal Year 2009 Quarter Ended	High	Low

June 30, 2008	$7.32	$5.27
September 30, 2008	7.67	5.19
December 31, 2008	6.92	2.56
March 31, 2009	4.25	1.85

As of May 31, 2010, there were 626 holders of record of our common stock.

Performance Graph

The following graph compares the cumulative 5-year total return to shareholders on Terremark Worldwide, Inc.’s common stock relative to the cumulative total returns of the Russell 2000 index and the RDG Internet Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the company’s common stock and in each of the indexes on March 31, 2005 and its relative performance is tracked through March 31, 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Terremark Worldwide, Inc., The Russell 2000 Index
And The RDG Internet Composite Index

*	$100 invested on March 31, 2005 in stock or index, including reinvestment of dividends.

The stock performance graph assumes for comparison that the value of the Company’s common stock was $100 on March 31, 2005 and that all dividends were reinvested.

Dividend Policy

We have never paid any cash dividends and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any future earnings for reinvestment. Our Board of Directors will make any future determination as to the payment of dividends at its discretion, and its determination will depend upon our operating results, financial condition and capital requirements, general business conditions and such other factors that the Board of Directors considers relevant. Additionally, the indenture governing our 12% Senior Secured Notes restricts our ability to declare and pay dividends, and our 6.625% Senior Convertible Notes contain contingent interest provisions that allow the holders of these notes to participate in any dividends declared on our common stock. Also, holders of our Series I preferred stock are entitled to receive dividends in the event we declare dividends on our common stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 10 to our consolidated financial statements contained in this Annual Report on Form 10-K.

Equity Compensation Plan Information

This table summarizes share and exercise price information about our equity compensation plans as of March 31, 2010:

Number of Securities
	to be Issued Upon	Weighted Average	Number of Securities
	Exercise of	Exercise Price of	Available for Future
	Outstanding Options,	Outstanding Options,	Issuance Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by security holders	4,358,165	$7.24	1,000,991
Equity compensation plans not approved by security holders	—	$—	—

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data has been derived from our audited consolidated financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere herein.

	Twelve Months Ended March 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Results of Operations:
Revenues	$292,347	$250,470	$187,414	$100,949	$62,529

Cost of revenues	159,596	136,434	100,886	56,902	38,824
Other expenses	164,424	124,605	128,756	58,999	60,854

Total expenses	324,020	261,039	229,642	115,901	99,678

Net loss	(31,673)	(10,569)	(42,228)	(14,952)	(37,149)
Non-cash preferred dividend	(937)	(807)	(794)	(676)	(727)

Net loss attributable to common stockholders	$(32,610)	$(11,376)	$(43,022)	$(15,628)	$(37,876)

Net loss per common share — basic	$(0.51)	$(0.19)	$(0.74)	$(0.35)	$(0.88)

Net loss per common share — diluted	$(0.51)	$(0.19)	$(0.74)	$(0.36)	$(0.88)

	As of March 31,
	2010	2009	2008	2007	2006
	(In thousands)

Financial condition:(1)
Property and equipment, net	$404,656	$301,002	$231,674	$137,937	$129,893
Total assets	650,246	516,342	503,860	309,646	204,716
Long term obligations(2)	472,892	336,793	352,391	184,510	163,967
Stockholders’ equity	80,487	82,998	90,522	89,499	13,836

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

(2)	Long term obligations include secured loans less current portion, convertible debt less current portion, estimated fair value of derivatives embedded within convertible debt, deferred rent and other liabilities, deferred revenue less current portion, capital lease obligations less current portion and notes payable less current portion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our business is characterized by long term contracts, which provide for monthly recurring revenue from a diversified customer base. Our customer contracts are generally three years in duration and our average quarterly revenue churn rate for the past four quarters has been less than 2% and we experienced no revenue churn in our federal customer base, which we believe is a reflection of the value of our integrated technology solutions and our ability to deliver the highest quality service. As an illustration of this principle, for the year ended March 31, 2010, approximately 90% of our overall revenue was recurring and over 70% of our new bookings were derived from existing customers.

Our principal executive office is located at 2 South Biscayne Boulevard, Suite 2800, Miami, Florida 33131. Our telephone number is (305) 961-3200.

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

As required by the FASB guidance governing when more than one element such as equipment, installation and colocation services are contained in a single arrangement, we allocate revenue between the elements based on acceptable fair value allocation methodologies, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered items. The fair value of the undelivered elements is determined by the price charged when the element is sold separately, or in cases when the item is not sold separately, by using other acceptable objective evidence. Management applies judgment to ensure appropriate application of authoritative, including the determination of whether delivered items have standalone value and the determination of fair value for the multiple deliverables, among others. For those arrangements where the deliverables do not qualify as a separate unit of accounting, revenue from all deliverables are treated as one accounting unit and recognized ratably over the term of the arrangement.

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

We sell certain third-party service contracts and software assurance or subscription products and evaluate whether the subsequent sales of such services should be recorded as gross revenues or net revenues in accordance with the FASB guidance governing these types of arrangements. We determine whether our role is that of a principal in the transaction and therefore assumes the risks and rewards of ownership or if our role is acting as an agent or broker. Under gross revenue recognition, the entire selling price is recorded as revenue and the cost to the third-party service provider or vendor is recorded as cost of revenues, product and services. Under net revenue recognition, the cost to the third-party service provider or vendor is recorded as a reduction of revenue resulting in net revenue equal to the gross profit on the transaction and there is no cost of revenue.

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

We entered into two interest rate swap agreements as required under the provisions of the $250 million mortgage loan entered into on July 31, 2007. The interest rate swaps were settled on June 24, 2009. See Note 11 to our consolidated financial statements contained in this Annual Report on Form 10-K.

Our 6.625% Senior Convertible Notes, due June 15, 2013, (the “6.625% Senior Convertible Notes”) contain embedded derivatives that require separate valuation from the 6.625% Senior Convertible Notes. We recognize these derivatives as a liability in its balance sheet, measures them at their estimated fair value, and recognizes changes in their estimated fair value in earnings in the period of change.

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

We have not been audited by the Internal Revenue Service or any other tax authorities for the following open tax periods: the quarter ended March 31, 2006, and the years ended March 31, 2007, 2008, 2009 and 2010. Net operating loss carryovers incurred in years prior to 2005 are subject to audit in the event they are utilized in subsequent years.

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

As of March 31, 2010 and 2009, our goodwill totaled approximately $96.1 million and $86.1 million, respectively. Goodwill represents the carrying amount of the excess purchase price over the fair value of identifiable net assets acquired in conjunction with (i) the April 2000 acquisition of a corporation holding rights to develop and manage facilities catering to the telecommunications industry in the United States, (ii) the September 2005 acquisition of a managed hosting services provider in Europe, (iii) the May 2007 acquisition of a managed hosting services provider in the United States, (iv) the January 2009 acquisition of a disaster recovery and business continuity provider in the United States, and (v) the November 2009 acquisition of a data management solutions company in the United States. We performed the annual test for impairment for the goodwill in the fourth quarter of our fiscal year ended March 31, 2010 and concluded there was no impairment.

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

As of March 31, 2010 and 2009, our long-lived assets, including property and equipment, net, and identifiable intangible assets, totaled approximately $512.5 million and $400.1 million, respectively.

Share-based compensation

We account for share-based compensation in accordance with the FASB issued accounting guidance which established accounting and reporting standards for share-based compensation. The fair value of stock option and nonvested stock awards with only service conditions, which are subject to graded vesting, are expensed on a straight-line basis over the vesting period of the awards.

Tax benefits resulting from tax deductions in excess of share-based compensation expense recognized under the fair value recognition provisions are credited to additional paid-in capital in our consolidated balance sheets. Realized tax shortfalls are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies,” in the accompanying Consolidated Financial Statements for a discussion of Recent Accounting Pronouncements.

Recent Events

On April 28, 2010, we completed our offering of $50 million aggregate principal amount of our 12% Senior Secured Notes due 2017. These notes are part of the same series as the $420 million aggregate principal amount of 12% Senior Secured Notes that we issued on June 24, 2009. We pay interest on the aggregate $470 million principal amount of the 12% Senior Secured Notes semi-annually in cash in arrears on June 15 and December 15 of each year at the rate of 12% per annum. These notes mature on June 15, 2017. See Note 9 to our consolidated financial statements contained in this Annual Report on Form 10-K.

On November 12, 2009, we acquired a data management solutions company for a final purchase price of $12.1 million in cash. The final purchase price included a working capital adjustment of $0.6 million paid to the sellers on March 1, 2010. This data management solutions company provides customers with offsite, online data backup and restore services which enable enterprises and government agencies to rapidly and securely backup and restore files, databases and operating systems. The acquisition of this data storage provider enhances our overall data storage offering and helps us accelerate the development of our solutions in the area of managed storage. We also expect to realize cost synergies by relocating this data storage provider’s infrastructure to our data centers and eliminating the need to outsource some of our data storage services.

Results of Operations

Results of Operations for the Year Ended March 31, 2010 as Compared to the Year Ended March 31, 2009.

Revenue.

The following charts provide certain information with respect to our revenues:

	For The Year
	Ended
	March 31,
	2010	2009

United States	85%	87%
International	15%	13%

	100%	100%

	For the Year Ended March 31,
	2010		2009

Revenues consist of (in thousands):
Colocation	$111,173	38%	$82,714	33%
Managed and professional services	155,733	53%	142,164	57%
Exchange point services	18,691	6%	15,949	6%
Equipment resales	6,750	3%	9,643	4%

	$292,347	100%	$250,470	100%

The $41.9 million, or 16.7% increase in revenues for the year ended March 31, 2010 as compared to the year ended March 31, 2009 is mainly due to both an increase in our deployed customer base and an expansion of services to existing customers. Our deployed customer base increased from 1,088 customers as of March 31, 2009 to 1,318 customers as of March 31, 2010. Revenues consist of:

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

The $28.5 million, or 34.4% increase in colocation revenue for the year ended March 31, 2010 as compared to the year ended March 31, 2009 is primarily the result of an increase in our utilization of total net colocation space to 29.0% as of March 31, 2010 from 21.8% as of March 31, 2009. Our utilization of total net colocation space represents space billed to customers as a percentage of total space built-out and available to customers. For comparative purposes, space added during the twelve months ended March 31, 2010 was assumed to be available as of March 31, 2009.

The $13.6 million, or 9.5% increase in managed and professional services for the year ended March 31, 2010 as compared to the year ended March 31, 2009 revenue is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.

The $2.7 million, or 17.2% increase in exchange point services revenue for the year ended March 31, 2010 as compared to the year ended March 31, 2009 is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased to 9,154 as of March 31, 2010 from 8,339 as of March 31, 2009.

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

Costs of Revenues.  Costs of revenues, excluding depreciation and amortization, increased $23.2 million or 17.0% to $159.6 million for the twelve months ended March 31, 2010 from $136.4 million for the twelve months ended March 31, 2009. Costs of revenues, excluding depreciation and amortization, consist primarily of operations personnel, fees to third party service providers, procurement of connectivity and equipment, technical and colocation space rental costs, electricity, chilled water, insurance, property taxes and security services. The increase is mainly due to increases of $7.5 million in colocation space and utility costs, $5.9 million in connectivity procurement costs, $4.2 million in personnel costs, $2.7 million in maintenance for technology and service delivery platforms and $1.9 million in equipment procurement costs.

The $5.9 million increase in connectivity procurement costs is in line with an increase in revenues from managed and exchange point services. The $7.5 million increase in colocation space and utility costs is primarily the result of the opening of our new facility in Bogota, Colombia and additional new colocation space in Miami, Florida, Culpeper, Virginia and Sao Paulo, Brazil. The $4.2 million increase in personnel costs is mainly due to operations and engineering staffing levels increasing from 527 employees as of March 31, 2009 to 590 employees as of March 31, 2010, which is attributable to the increase in managed services revenues and an increase in the utilization of our colocation space due to expansion of operations in Santa Clara, California, Sao Paulo, Brazil and Bogota, Colombia.

General and Administrative Expenses.  General and administrative expenses decreased $2.0 million or 5.5% to $34.8 million for the year ended March 31, 2010 from $36.8 million for the year ended March 31, 2009. General and administrative expenses consist primarily of administrative personnel, professional service fees, rent, and other general corporate expenses. The decrease in general and administrative expenses is mainly due to a decrease in one-time transaction fees of $0.5 million and other personnel related costs of $0.9 million. The decrease in one-time transaction fees of $0.5 million relate to costs incurred as a result of an evaluation of strategic alternatives by our Board of Directors in the first quarter of the year ended March 31, 2009, offset by acquisition costs related to the purchase of a data management solutions company in November 2009. The $0.9 million decrease in personnel related costs is the result of closely monitoring our spending for the year ended March 31, 2010. We expect general and administrative expenses to remain between $9.0 and $9.5 million on a quarterly basis for the foreseeable future.

Sales and Marketing Expenses.  Sales and marketing expenses increased $2.3 million, or 8.4%, to $28.8 million for the year ended March 31, 2010 from $26.5 million for the year ended March 31, 2009. The $2.3 million increase is mainly due to an increase in sales commissions paid for new bookings. We expect sales and marketing expenses for the foreseeable future to range between $9.0 to $9.5 million on a quarterly basis as we continue to add direct sales manager and support sales engineering to our sales and marketing organization.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses increased $9.7 million, or 34.2%, to $37.9 million for the year ended March 31, 2010 from $28.2 million for the year ended March 31, 2009. The increase is the result of capital expenditures necessary to support our business growth and the expansion of operations in Culpeper, Virginia, upgrades to support our infrastructure and expansion in Miami, Florida and Santa Clara, California.

Interest Expense.  Interest expense increased $19.6 million, or 65.6%, to $49.6 million for the year ended March 31, 2010 from $30.0 million for the year ended March 31, 2009. This increase is primarily a result of an increase in our average outstanding debt balance during the period.

Interest Income.  Interest income decreased $0.9 million to $0.4 million for the year ended March 31, 2010 from approximately $1.3 million for the year ended March 31, 2009. This decrease is primarily due to a decrease in our average cash and cash equivalents balances for the period.

Change in Fair Value of Derivatives.  For the year ended March 31, 2010, we recognized an expense of $1.5 million, as compared to an expense of $3.9 million for the year ended March 31, 2009, mainly due to the changes in the fair values of our derivatives from our two interest rate swap agreements that became effective February 2009 (first lien) and July 2009 (second lien). We terminated these swap agreements on June 24, 2009 in connection with our issuance of $420 million aggregate principal amount of 12% Senior Secured Notes and the repayment of our first and second lien senior secured credit facilities with a portion of the proceeds from the note issuance.

Loss on Early Extinguishment of Debt.  For the year ended March 31, 2010, we incurred a non-cash loss on the early extinguishment of our debt instruments of $10.3 million.

Results of Operations for the Year Ended March 31, 2009 as Compared to the Year Ended March 31, 2008.

Revenue.  The following charts provide certain information with respect to our revenues:

	For The Year
	Ended
	March 31,
	2009	2008

United States	87%	87%
International	13%	13%

	100%	100%

	For The Year Ended March 31,
	2009		2008

Revenues consist of (in thousands):
Colocation	$82,714	33%	$60,559	32%
Managed and professional services	142,164	57%	111,702	60%
Exchange point services	15,949	6%	12,592	7%
Equipment resales	9,643	4%	2,561	1%

	$250,470	100%	$187,414	100%

The $63.1 million, or 34% increase in revenues for the year ended March 31, 2009 as compared to the year ended March 31, 2008 was mainly due to both an increase in our deployed customer base and an expansion of services to existing customers. Our deployed customer base increased from 983 customers as of March 31, 2008 to 1,088 customers as of March 31, 2009. Revenues consist of:

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

The $30.5 million, or 27.3% increase in managed and professional services revenue was mainly due to a $8.9 million increase in revenue related to technology projects primarily from our federal customers and a increase of approximately $7.3 million in managed web hosting services as a result of including a full 12 months of revenues in fiscal 2009 from a managed web hosting provider acquired in May 2007.

The $3.4 million, or 26.7% increase in exchange point services revenue is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased to 8,339 as of March 31, 2009 from 6,830 as of March 31, 2008.

Revenues from equipment resales fluctuates year over year based on customer demand.

Costs of Revenues.  Costs of revenues, excluding depreciation and amortization, increased $35.5 million or 35.2%, to $136.4 million for the twelve months ended March 31, 2009 from $100.9 million for the twelve months ended March 31, 2008. Cost of revenues, excluding depreciation and amortization, consist mainly of operations personnel, fees to third party service providers, procurement of connectivity and equipment, technical and colocation space costs, electricity, chilled water, insurance, property taxes, and security services. The increase was mainly due to increases of $12.4 million in personnel costs, $5.9 million in managed services costs, $3.5 million in colocation space costs and $1.9 million in costs of equipment resales. We also had increases of $7.3 million in certain variable costs such as electricity, and maintenance as a result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.

The $12.4 million increase in personnel costs was mainly due to an increase in our operations and engineering staffing from 466 employees as of March 31, 2008 to 527 employees as of March 31, 2009 which is mainly due to having a full twelve months of personnel expenses from the managed web hosting provider acquired in May 2007 and our expansion of operations in Miami, Florida. The $5.9 million in managed services costs is consistent with increase in related revenues and includes a $4.9 million increase in connectivity procurement costs. The $3.5 million increase in colocation space costs was primarily the result of the opening of our new facility in Colombia and the addition of new colocation space in Dallas, Texas, and in Brussels, Belgium, and Madrid, Spain. The $1.9 million in costs of equipment resales is consistent with the increase in related revenues.

General and Administrative Expenses.  General and administrative expenses increased $4.5 million, or 14.0%, to $36.8 million for the year ended March 31, 2009 from $32.3 million for the year ended March 31, 2008. General and administrative expenses consist primarily of administrative personnel, professional service fees, rent, and other general corporate expenses. The increase in general and administrative expenses was mainly due to an increase in administrative personnel costs of $3.7 million. Personnel costs include payroll and share-based compensation. The $3.7 million increase in administrative personnel was the result of a $1.6 million increase in share-based compensation and an increase in headcount from an average of 142 administrative employees for the year ended March 31, 2008 to an average of 157 administrative employees for the year ended March 31, 2009. This increase was primarily attributable to having a full twelve months of administration personnel expenses of the managed web hosting provider acquired in May 2007 and our expansion of operations in Culpeper, Virginia, and Bogota, Colombia.

Sales and Marketing Expenses.  Sales and marketing expenses increased $5.6 million, or 27.1%, to $26.5 million for the year ended March 31, 2009 from $20.9 million for the year ended March 31, 2008. The $5.6 million increase in sales and marketing expenses were mainly due to a $3.1 million increase in payroll and sales commissions and an increase of $1.6 million in provision for doubtful accounts. The increase in payroll and sales commissions was mainly due to an increase in headcount from 83 employees as of March 31, 2008 to 98 employees as of March 31, 2009 coupled with an increase in sales commissions paid for new bookings.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses increased $9.5 million, or 51.1%, to $28.2 million for the year ended March 31, 2008 from $18.7 million for the year ended March 31, 2009. The increase was the result of capital expenditures necessary to support our business growth and the expansion of operations in Culpeper, Virginia, upgrades to support our infrastructure and expansion in Miami, Florida and Santa Clara, California.

Interest Expense.  Interest expense decreased $2.1 million, or 6.6%, to $30.0 million for the year ended March 31, 2009 from $32.1 million for the year ended March 31, 2008. This decrease was primarily a result of an increase in the amount of interest capitalized as well as lower interest rates on our financing arrangements.

Interest Income.  Interest income decreased $3.9 million to $1.3 million for the year ended March 31, 2009 from approximately $5.2 million for the year ended March 31, 2008. This decrease was primarily due to a decrease in our average cash and cash equivalents balances for the period.

Change in Fair Value of Derivatives.  For the year ended March 31, 2009, we recognized an expense of $3.9 million, as compared to an expense of $1.1 million for the year ended March 31, 2008, mainly due to the changes in the fair values of our derivatives from our two interest rate swap agreements that became effective March 31, 2008 (first lien) and July 31, 2008 (second lien).

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

Loss on Early Extinguishment of Debt.  For the year ended March 31, 2008, we incurred a non-cash loss on the early extinguishment of our debt instruments of $27.0 million.

Liquidity and Capital Resources

As of March 31, 2010, our principal source of liquidity was our $53.5 million in unrestricted cash and cash equivalents and our $50.3 million in accounts receivable. On April 28, 2010, we issued an additional $50 million of our 12% Senior Secured Notes as permitted under the indenture governing such notes of which $470 million aggregate principal amount is now outstanding. We anticipate that we will generate sufficient cash flows from operations to fund our capital expenditures and debt service in connection with our currently identified business objectives.

In addition, under the indenture governing our 12% senior secured notes, we may incur additional indebtedness, including up to $75 million of additional indebtedness for the purpose of financing the purchase price or cost of construction or improvement of property, plant or equipment, including the acquisition of the capital stock of an entity that becomes a restricted subsidiary.

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

For fiscal year 2011, we anticipate capital expenditures of approximately $115.0 to $120.0 million, with $73.0 million related to the completion of the second and third data centers on our NCR campus in Culpeper, Virginia, $21.0 million to upgrade our technology and service delivery platforms, $13.0 million to finish funding phase 1 of our expansion in Santa Clara, California, $7.0 million for expansion at our Miami NAP, and $4.0 million related to our international operations.

Our projected revenues and cash flows depend on several factors, some of which are beyond our control, including the rates at which we provide services, the timing of exercise of expansion options by customers under existing contracts, the rate at which new services are sold to the federal sector and the commercial sector, the ability to retain the customer base, the willingness and timing of potential customers in outsourcing the housing and management of their technology infrastructure to us, the reliability and cost-effectiveness of our services and our ability to market our services. Besides our cash on hand and any financing activities we may pursue, customer collections are our primary source of cash. While we believe we have a strong customer base and have experienced strong collections in the past, if the current market conditions continue to deteriorate we may experience increased churn in our customer base, including reductions in their commitments to us, which could have a material adverse effect on our liquidity.

Sources and Uses of Cash

Cash provided by operations for the year ended March 31, 2010 was $22.5 million as compared to cash provided by operations of $50.9 million for the year ended March 31, 2009. The decrease in cash provided by operations is mainly due to a increase in our net loss and the timing of vendor payments and collections from customers.

Cash used in investing activities for the year ended March 31, 2010 was $130.6 million compared to cash used in investing activities of $90.3 million for the year ended March 31, 2009, a decrease of $40.3 million. This decrease is primarily due to the cash used in the acquisition of a data management solutions provider and higher capital expenditures mostly related to our NCR data center campus, upgrade to our technology and service delivery platforms and the expansion of our footprint in Santa Clara, California.

Cash provided by financing activities for the year ended March 31, 2010 was $108.9 million compared to cash used in financing activities of $4.4 million for the year ended March 31, 2009, an increase of $113.3 million. The increase in cash provided by financing activities is primarily due to the proceeds received from our $420 million 12% Senior Secured Notes and the issuance of four million shares of our common stock for approximately $20.1 million. These proceeds were offset by $290.9 million used to repay our First Lien and Second Lien Credit Agreements, 9% Senior Convertible Notes and Series B Notes.

Debt Obligations

As of March 31, 2010, our total liabilities were approximately $569.8 million, of which $96.9 million is due within one year.

12% Senior Secured Notes

On June 24, 2009 and April 28, 2010, we completed offerings of $420 million aggregate principal amount and $50 million aggregate principal amount, respectively, of 12% senior secured notes due in 2017, which are guaranteed by substantially all of our domestic subsidiaries. Additionally, the senior secured notes are secured by a first priority security interest in substantially all of the assets of Terremark Worldwide, Inc. and the guarantors, including the pledge of 100% of all outstanding capital stock of each of our domestic subsidiaries, excluding Terremark Federal Group, Inc. and Technology Center of the Americas, LLC, and 65% of all outstanding capital stock of substantially all our foreign subsidiaries, subject to certain customary exceptions relating to our ability to remove the pledge with respect to certain significant subsidiaries which would otherwise result in additional audit requirements under SEC accounting rules. The senior secured notes were offered and sold in private placements to qualified institutional buyers in the United States in reliance on Rule 144A under the securities act and outside the United States in reliance on Regulation S under the securities act.

The senior secured notes bear interest at 12% per annum, payable on December 15 and June 15 of each year.

The senior secured notes are governed by an indenture, dated June 24, 2009, as supplemented, among Terremark Worldwide, Inc., the guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee.

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

Under the terms of the indenture, we may incur up to $75 million of additional indebtedness for the purpose of financing the purchase price or cost of construction or improvement of property, plant or equipment, including the acquisition of the capital stock of an entity that becomes a restricted subsidiary. Any or all of this $75 million of additional indebtedness may be secured by parity liens on the collateral securing the senior secured notes, provided that our secured leverage ratio does not exceed 3:75 to 1 on a pro-forma basis as if we had incurred such indebtedness at and as of the beginning of our most recently completed four fiscal quarters for which internal financial statements are available. Irrespective of our leverage ratio, any or all of this $75 million of additional indebtedness may be secured by junior liens on the collateral securing the senior secured notes.

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

The senior secured notes have not been registered under the securities act or any state securities laws and may not be sold except in a transaction registered under, or exempt from, the registration provisions of the securities act and applicable state securities laws. Under the terms of registration rights agreements in respect of the senior secured notes, Terremark and the guarantors have agreed for the benefit of the holders of the senior secured notes to use their best efforts to file with the SEC and cause to become effective a registration statement, or the Exchange Offer Registration Statement. The Exchange Offer Registration Statement would relate to a registered offer to exchange the senior secured notes for an issue of our senior secured notes, or the Exchange Notes, guaranteed by the guarantors, with terms identical to the senior secured notes, except that the Exchange Notes will not bear legends restricting transfer and will not contain terms providing for the payment of additional interest as described below and in the registration rights agreement. In addition, we have agreed to file, in certain circumstances, a shelf registration statement covering resales of the senior secured notes.

Because we did not timely file the Exchange Offer Registration Statement or consummate the exchange offer, we have incurred additional interest on the senior secured notes pursuant to the terms of the registration rights agreements. As of March 31, 2010, we had incurred $1.6 million of additional interest, and such additional interest has continued to accrue at a rate of .75% per annum since March 31, 2010 and will continue to accrue until we consummate the registered exchange offer. We have since filed the Exchange Offer Registration Statement, and we commenced the exchange offer on May 18, 2010. We expect to close the exchange offer on June 17, 2010, after which time we will no longer have any obligation to pay additional interest on the senior secured notes.

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

6.625% Senior Convertible Notes

We have outstanding $57.2 million aggregate principal amount of 6.625% Senior Convertible Notes due 2013. The notes bear interest at a rate of 6.625% per annum, payable semi-annually, on each December 15 and June 15 and are convertible into shares of our common stock at the option of the holders at $12.50 per share. The notes rank pari passu with all existing and future unsecured and unsubordinated indebtedness, senior in right of payment to all existing and future subordinated indebtedness, and effectively rank junior to any secured indebtedness.

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

The 6.625% senior convertible notes provide for a make whole premium payable upon conversions occurring in connection with a change in control in which at least 10% or more of the consideration is cash, which can result in our issuing up to 5,085,513 additional shares of our common stock upon such conversions.

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

The following table sets forth (in thousands) (i) aggregated interest and principal payments due on our outstanding notes, including the April 2010, $50 million new debt (see Note 9 to our consolidated financial statements contained in this Annual Report on Form 10-K) and (ii) the minimum amounts payable in respect of our operating and capital leases, each of the foregoing for the years ending March 31, (including principal, interest, and maintenance).

	Capital Lease	Operating	Convertible	Secured
	Obligations	Leases	Debt	Loans	Total

2011	$6,820	$17,002	$3,789	$56,400	$84,011
2012	4,924	16,094	3,789	56,400	81,207
2013	2,488	12,431	3,789	56,400	75,108
2014	89	12,343	59,086	56,400	127,918
2015 and thereafter	75	54,952	—	667,400	722,427

	$14,396	$112,822	$70,453	$893,000	$1,090,671

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At March 31, 2010, our exposure to market risk related primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of short-term fixed interest rate securities. We invest only with high credit quality issuers, and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material impact on the fair value of our investment portfolio.

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

Our 12% Senior Secured Notes and 6.625% Senior Convertible Notes have fixed interest rates and, accordingly, we are not exposed to market risk on those instruments resulting from changes in interest rates.

Our carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable approximations of their fair value.

For the year ended March 31, 2010, approximately 85% of our recognized revenue was denominated in U.S. dollars, generated mostly from customers in the U.S., and our exposure to foreign currency exchange rate fluctuations was minimal. In the future, a larger portion of our revenues may be derived from operations outside of the U.S. and may be denominated in foreign currency. As a result, future operating results or cash flows could be impacted due to currency fluctuations relative to the U.S. dollar.

Furthermore, to the extent we engage in international sales that are denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our services less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use financial hedging techniques to minimize the effect of these fluctuations, we cannot conclude that exchange rate fluctuations will not adversely affect our financial results in the future.

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

Disclosure Controls and Procedures

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010, and, based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of such date.

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

Our management, together with our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of March 31, 2010 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of March 31, 2010, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of March 31, 2010 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in its report appearing on page F-3, which expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The other information required by this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item with respect to related stockholder matters is set forth under the caption “Equity Compensation Plan Information” contained in Part II Item 5 of this Annual Report on Form 10-K.

The other information required by this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

(a) List of documents filed as part of this report:

1. Financial Statements

•	Management’s Report on Internal Control over Financial Reporting.

•	Report of Independent Registered Certified Public Accounting Firm on the Financial Statements — KPMG LLP.

•	Report of Independent Registered Certified Public Accounting Firm on Internal Control Over Financial Reporting — KPMG LLP.

•	Consolidated Balance Sheets as of March 31, 2010 and 2009.

•	Consolidated Statements of Operations for the Years Ended March 31, 2010, 2009 and 2008.

•	Consolidated Statement of Changes in Stockholders’ Equity for the Three Year Period Ended March 31, 2010.

•	Consolidated Statements of Cash Flows for the Years Ended March 31, 2010, 2009 and 2008.

•	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or the omitted schedules are not applicable.

3. Exhibits

Exhibit
Number	Description of Exhibit

3.1	Certificate of Merger of Terremark Holdings, Inc. with and into AmTec, Inc. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed on May 15, 2000 and incorporated by reference herein).
3.2	Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-3 filed on May 15, 2000 and incorporated by reference herein).
3.3	Certificate of Amendment to Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A filed on December 21, 2004 and incorporated by reference herein).
3.4	Certificate of Designations of Preferences of Series I Convertible Preferred Stock of the Company (filed as Exhibit 3.6 to the Company’s Registration Statement on Form S-3/A filed on March 17, 2004 and incorporated by reference herein).
3.5	Certificate of Amendment to Certificate of Incorporation of the Company (filed as Exhibit 3.7 to the Company’s Current Report on Form 8-K filed on May 18, 2005 and incorporated by reference herein).
3.6	Second Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 7, 2008 and incorporated by reference herein).
4.1	Specimen Stock Certificate (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on May 18, 2005 and incorporated by reference herein).
4.2	Form of Warrant for the Purchase of Common Stock (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 15, 2003 and incorporated by reference herein).
4.3	Indenture dated as of June 14, 2004, including form of 9% Senior Convertible Note due 2009, (filed as Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004 and incorporated by reference herein).

Exhibit
Number	Description of Exhibit

4.4	Indenture dated as of January 5, 2007 by and between Terremark Worldwide, Inc. and Bank of New York Trust Company, N.A., as trustee (filed as Exhibit 10.42 to the Company’s Current Report on Form 8-K filed on January 11, 2007 and incorporated by reference herein).
4.5	Indenture dated as of May 2, 2007 by and between Terremark Worldwide, Inc. and Bank of New York Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 4, 2007 and incorporated by reference herein).
4.6	Indenture, dated June 24, 2009, by and among the Company, certain of the Company’s subsidiaries and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 29, 2009 and incorporated by reference herein).
4.7	Form of Note (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 29, 2009 and incorporated by reference herein).
4.8	Supplemental Indenture, dated April 28, 2010, by and among the Company, certain of the Company’s subsidiaries and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 29, 2010 and incorporated by reference herein).
4.9	Form of New Note (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 29, 2010 and incorporated by reference herein).
5.1	Legal opinion of Greenberg Traurig, P.A.**
10.1	1995 Stock Option Plan (previously filed as part of the Company’s Transition Report on Form 10-KSB for the transition period from October 1, 1994 to March 31, 1995 and incorporated by reference herein).+
10.2	1996 Stock Option Plan (previously filed as part of the Company’s Transition Report on Form 10-KSB for the transition period from October 1, 1994 to March 31, 1995 and incorporated by reference herein).+
10.3	Net Premises Lease by and between Rainbow Property Management, LLC and Coloconnection, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2003 and incorporated by reference herein).
10.4	Amended and Restated 2000 Stock Option Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on August 19, 2004 and incorporated by reference herein).+
10.5	Agreement between Fundacão De Amparo A Pesquisa Do Estado De Sao Paulo — FAPESP and Terremark Latin America (Brazil) Ltda. (previously filed as an exhibit to the Company’s Registration Statement on Form S-3/A filed on December 22, 2003 and incorporated by reference herein).
10.6	Form of Warrant Certificate of Terremark Worldwide, Inc. issued to Citigroup Global Markets Realty Corp. (filed as Exhibit 10.27 to the Company’s Current Report on Form 8-K filed on January 6, 2005 and incorporated by reference herein).
10.7	Form of Warrant Certificate of Terremark Worldwide, Inc. issued to the Purchasers (filed as Exhibit 10.31 to the Company’s Current Report on Form 8-K filed on January 6, 2005 and incorporated by reference herein).
10.8	2005 Executive Incentive Compensation Plan (filed as Exhibit A to the Company’s Definitive Proxy Statement relating to the Company’s 2005 Annual Meeting of Stockholders and incorporated by reference herein).+
10.9	Amended and Restated Employment Letter Agreement between Terremark Worldwide, Inc. and Arthur L. Money (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on June 16, 2006 and incorporated by reference herein).+#
10.10	Consulting Agreement, dated as of November 8, 2006, by and between Terremark Management Services, Inc. and Guillermo Amore (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2006 and incorporated by reference herein).+#
10.11	Purchase Agreement, dated as of January 5, 2007, by and among Terremark Worldwide, Inc., as issuer, the guarantors named therein, the agent named therein, and each of the purchasers named therein (filed as Exhibit 10.39 to the Company’s Current Report on Form 8-K filed on January 11, 2007 and incorporated by reference herein).
10.12	Registration Rights Agreement, dated as of January 5, 2007 by and among Terremark Worldwide, Inc. and Credit Suisse International (previously filed as Exhibit 10.41 to the Company’s Current Report on Form 8-K filed on January 11, 2007 and incorporated by reference herein).

Exhibit
Number	Description of Exhibit

10.13	Capital Lease Facility Commitment Letter by and between Terremark Worldwide, Inc. and Credit Suisse Securities (USA) LLC and Credit Suisse, Cayman Islands Branch dated January 5, 2007 (filed as an Exhibit 10.46 to the Company’s Current Report on Form 8-K filed on January 11, 2007 and incorporated by reference herein).
10.14	Form of Note of Terremark Worldwide, Inc. issued to Credit Suisse, International (filed as Exhibit 10.48 to the Company’s Current Report on Form 8-K filed on January 11, 2007 and incorporated by reference herein).
10.15	Participation Agreement, dated as of February 15, 2007, by and among Culpeper Lessor 2007-1 LLC, as Lessor, NAP of the Capital Region, LLC, as Lessee and Terremark Worldwide, Inc., as Guarantor (filed as Exhibit 10.49 to the Company’s Current Report on Form 8-K filed on February 20, 2007 and incorporated by reference herein).
10.16	Lease Agreement, dated as of February 15, 2007, by and between Culpeper Lessor 2007-1 LLC and NAP of the Capital Region, LLC (filed as Exhibit 10.50 to the Company’s Current Report on Form 8-K filed on February 20, 2007 and incorporated by reference herein).
10.17	Guaranty, dated as of February 15, 2007 by Terremark Worldwide, Inc. in favor of Culpeper Lessor 2007-1 LLC (filed as Exhibit 10.51 to the Company’s Current Report on Form 8-K filed on February 20, 2007 and incorporated by reference herein).
10.18	Lease Supplement, Memorandum of Lease Agreement and Remedies, dated as of February 15, 2007, by and among Culpeper Lessor 2007-I LLC, as Lessor, NAP of the Capital Region, LLC, as Lessee and James W. DeBoer, as Trustee (filed as Exhibit 10.52 to the Company’s Current Report on Form 8-K filed on February 20, 2007 and incorporated by reference herein).
10.19	Appendix I to Participation Agreement, Lease Agreement and Other Operative Documents — Definitions and Interpretation (filed as Exhibit 10.53 to the Company’s Current Report on Form 8-K filed on February 20, 2007 and incorporated by reference herein).
10.20	Interest Purchase Agreement, dated May 11, 2007, by and among the Company and the Sellers of Data Return LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2007 and incorporated by reference herein).
10.21	Registration Rights Agreement, dated May 11, 2007, by and among the Company and the Sellers (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 16, 2007 and incorporated by reference herein).
10.22	First Lien Senior Secured Credit Agreement, dated as of July 31, 2007, by and among the Company, each lender from time to time party thereto, Credit Suisse, as administrative agent and collateral agent and Societe Generale, as syndication agent (filed as Exhibit 10.60 to the Company’s Current Report on Form 8-K filed on August 6, 2007 and incorporated by reference herein).
10.23	Form of First Lien Term Note (filed as Exhibit 10.61 to the Company’s Current Report on Form 8-K filed on August 6, 2007 and incorporated by reference herein).
10.24	Second Lien Senior Secured Credit Agreement, dated as of July 31, 2007, by and among the Company, each lender from time to time party thereto and Credit Suisse, as administrative agent and collateral agent (filed as Exhibit 10.62 to the Company’s Current Report on Form 8-K filed on August 6, 2007 and incorporated by reference herein).
10.25	Form of Second Lien Term Note (filed as Exhibit 10.63 to the Company’s Current Report on Form 8-K filed on August 6, 2007 and incorporated by reference herein).
10.26	First Lien Security Agreement, dated as of July 31, 2007, by and among the Company, the other Persons listed on the signature pages thereto, the Additional Grantors and Credit Suisse, as collateral agent for the Secured Parties (filed as Exhibit 10.64 to the Company’s Current Report on Form 8-K filed on August 6, 2007 and incorporated by reference herein).
10.27	Second Lien Security Agreement, dated as of July 31, 2007, by and among the Company, the other Persons listed on the signature pages thereto, the Additional Grantors and Credit Suisse, as collateral agent for the Secured Parties (filed as Exhibit 10.65 to the Company’s Current Report on Form 8-K filed on August 6, 2007 and incorporated by reference herein).

Exhibit
Number	Description of Exhibit

10.28	First Lien Subsidiary Guaranty, dated as of July 31, 2007, by and among the Subsidiary Guarantors and the Additional Guarantors in favor of the Secured Parties (filed as Exhibit 10.66 to the Company’s Current Report on Form 8-K filed on August 6, 2007 and incorporated by reference herein).
10.29	Second Lien Subsidiary Guaranty, dated as of July 31, 2007, by and among the Subsidiary Guarantors and the Additional Guarantors in favor of the Secured Parties (filed as Exhibit 10.67 to the Company’s Current Report on Form 8-K filed on August 6, 2007 and incorporated by reference herein).
10.30	Intercreditor Agreement, dated as of July 31, 2007, by and among the Company, Credit Suisse, Cayman Islands Branch, in its capacity as collateral agent for the First Lien Lenders, including its successors and assigns from time to time, and Credit Suisse, in its capacity as collateral agent for the Second Lien Lenders, including its successors and assigns from time to time (filed as Exhibit 10.68 to the Company’s Current Report on Form 8-K filed on August 6, 2007 and incorporated by reference herein).
10.31	Amendment to Terremark Worldwide, Inc. 2005 Executive Incentive Compensation Plan (filed as Exhibit A to the Company’s Definitive Proxy Statement in Connection with the Company’s 2007 Annual Meeting of Stockholders and incorporated by reference herein).+
10.32	Real Property Purchase Agreement, dated March 9, 2007, by and between DPJV II, LLC, BDP Partners, L.P., EJLJ Mathews Family Partners, L.P. and EGP Partners, L.P. and NAP of the Americas/West, Inc. (filed as Exhibit 10.69 to the Company’s Current Report on Form 8-K filed on September 10, 2007 and incorporated by reference herein).
10.33	Lease Termination Agreement, dated July 2, 2007, by and between NAP of the Americas/West, Inc. and Equant, Inc. (filed as Exhibit 10.70 to the Company’s Current Report on Form 8-K filed on September 10, 2007 and incorporated by reference herein).
10.34	Employment Agreement with Manuel D. Medina dated February 7, 2008 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 8, 2008 and incorporated by reference herein).+#
10.35	Form of Indemnification Agreement for directors and officers of the Company (filed as exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on June 16, 2008 and incorporated by reference herein)+#
10.36	Form of Restricted Stock Agreement (filed as exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on June 16, 2008 and incorporated by reference herein).+#
10.37	Employment Agreement with Adam T. Smith dated June 13, 2008 (filed as exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on June 16, 2008 and incorporated by reference herein).+#
10.38	Employment Agreement with Jose A. Segrera dated June 13, 2008 (filed as exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on June 16, 2008 and incorporated by reference herein).+#
10.39	Employment Agreement with Marvin Wheeler dated June 13, 2008 (filed as exhibit 10.43 to the Company’s Annual Report on Form 10-K filed on June 16, 2008 and incorporated by reference herein).+#
10.40	Employment Agreement with Jamie Dos Santos dated July 18, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2008 and incorporated by reference herein).+#
10.41	Amendment to Terremark Worldwide, Inc. 2005 Executive Incentive Compensation Plan (filed as Exhibit A to the Company’s Definitive Proxy Statement in Connection with the Company’s 2008 Annual Meeting of Stockholders and incorporated by reference herein).+#
10.42	Subscription Agreement, dated as of May 25, 2009, between the Company and VMware Bermuda Limited (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2009 and incorporated by reference herein).
10.43	Purchase Agreement, dated June 17, 2009, by and among the Company, certain of the Company’s subsidiaries and the Initial Purchasers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 18, 2009 and incorporated by reference herein).
10.44	Registration Rights Agreement, dated June 24, 2009, by and among the Company, certain of the Company’s subsidiaries and Credit Suisse Securities (USA) LLC on behalf of the Initial Purchasers named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2009 and incorporated by reference herein).

Exhibit
Number	Description of Exhibit

10.45	Security Agreement, dated June 24, 2009, by and among the Company, certain of the Company’s subsidiaries and U.S. Bank National Association, as collateral trustee (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 29, 2009 and incorporated by reference herein).
10.46	Intellectual Property Security Agreement, dated June 24, 2009, by and among the Company, certain of the Company’s subsidiaries and U.S. Bank National Association, as collateral trustee (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 29, 2009 and incorporated by reference herein).
10.47	Collateral Trust Agreement, dated June 24, 2009, by and among the Company, certain of the Company’s subsidiaries, U.S. Bank National Association, as collateral trustee, the other Secured Debt Representatives from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee under the Indenture (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 29, 2009 and incorporated by reference herein).
10.48	Consulting Agreement, dated February 8, 2010, by and between the Company and Hathaway Global Strategies, LLC (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on February 10, 2010 and incorporated by reference herein).
10.49	Purchase Agreement, dated April 23, 2010, by and among the Company, the Guarantors and the Initial Purchaser (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2010 and incorporated by reference herein).
10.50	Registration Rights Agreement, dated April 28, 2010, by and among the Company, the Guarantors and the Initial Purchaser (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 29, 2010 and incorporated by reference herein).
10.51	Amendment to Collateral Trust Agreement, dated April 28, 2010, by and among the Company, the Guarantors and the Collateral Trustee (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 29, 2010 and incorporated by reference herein).
10.52	Additional Secured Debt Designation, dated April 28, 2010, by and between the Company and the Collateral Trustee (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 29, 2010 and incorporated by reference herein).
10.53	Amended and Restated Employment Agreement with Nelson Fonseca, dated June 10, 2010.+#*
21	Subsidiaries of the Company*
23.1	Consent of KPMG LLP*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed with this Annual Report on Form 10-K.

+	Compensation plan or arrangement.

#	Management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERREMARK WORLDWIDE, INC.

By:
/s/  MANUEL D. MEDINA
Manuel D. Medina
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)
Date: June 11, 2010

By:
/s/  JOSE A. SEGRERA
Jose A. Segrera
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: June 11, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MANUEL D. MEDINA Manuel D. Medina	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	June 11, 2010

/s/ GUILLERMO AMORE Guillermo Amore	Director	June 11, 2010

/s/ TIMOTHY ELWES Timothy Elwes	Director	June 11, 2010

/s/ ANTONIO S. FERNANDEZ Antonio S. Fernandez	Director	June 11, 2010

/s/ HON. ARTHUR L. MONEY Hon. Arthur L. Money	Director	June 11, 2010

/s/ MARVIN S. ROSEN Marvin S. Rosen	Director	June 11, 2010

/s/ MELISSA HATHAWAY Melissa Hathaway	Director	June 11, 2010

/s/ RODOLFO A. RUIZ Rodolfo A. Ruiz	Director	June 11, 2010

/s/ JOSEPH R. WRIGHT, JR. Joseph R. Wright, Jr.	Director	June 11, 2010

/s/ FRANK BOTMAN Frank Botman	Director	June 11, 2010

/s/ JOSE A. SEGRERA Jose A. Segrera	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 11, 2010

EXHIBIT SCHEDULE

Exhibit
Number	Description

10.53	Amended and Restated Employment Agreement with Nelson Fonseca, dated June 10, 2010.†#*
21	Subsidiaries of the Company*
23.1	Consent of KPMG LLP*
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Terremark Worldwide, Inc.:

We have audited the accompanying consolidated balance sheets of Terremark Worldwide, Inc. and subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Terremark Worldwide, Inc. and subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Terremark Worldwide, Inc.’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 11, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Miami, Florida
June 11, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Terremark Worldwide, Inc.:

We have audited Terremark Worldwide, Inc.’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Terremark Worldwide, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Terremark Worldwide, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Terremark Worldwide, Inc. and subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2010, and our report dated June 11, 2010 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Miami, Florida
June 11, 2010

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$53,468	$51,786
Restricted cash	—	1,107
Accounts receivable, net	50,266	35,816
Current portion of capital lease receivable	418	631
Prepaid expenses and other current assets	12,605	8,615

Total current assets	116,757	97,955
Restricted cash	1,959	1,484
Property and equipment, net	404,656	301,002
Debt issuance costs, net	3,384	7,409
Other assets	15,384	8,907
Capital lease receivable, net of current portion	235	454
Intangibles, net	11,759	12,992
Goodwill	96,112	86,139

Total assets	$650,246	$516,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations and secured loans	$4,919	$3,823
Accounts payable and other current liabilities	91,948	60,352
Current portion of convertible debt	—	32,376

Total current liabilities	96,867	96,551
Secured loans, less current portion	388,835	252,728
Convertible debt, less current portion	57,192	57,192
Deferred rent and other liabilities	18,351	19,133
Deferred revenue	8,514	7,740

Total liabilities	569,759	433,344

Commitments and contingencies	—	—

Stockholders’ equity:
Series I convertible preferred stock: $.001 par value, 312 shares issued and outstanding (liquidation value of approximately $8.0 million)	—	—
Common stock: $.001 par value, 100,000,000 shares authorized; 65,058,331 and 59,740,750 shares issued and outstanding	65	60
Common stock warrants	8,901	8,960
Additional paid-in capital	456,860	428,251
Accumulated deficit	(384,667)	(352,994)
Accumulated other comprehensive loss	(672)	(1,279)

Total stockholders’ equity	80,487	82,998

Total liabilities and stockholders’ equity	$650,246	$516,342

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For The Year Ended March 31,
	2010	2009	2008

Revenues	$292,347	$250,470	$187,414

Expenses:
Cost of revenues, excluding depreciation and amortization	159,596	136,434	100,886
General and administrative	34,782	36,795	32,267
Sales and marketing	28,774	26,549	20,887
Depreciation and amortization	37,882	28,224	18,685

Total operating expenses	261,034	228,002	172,725

Income from operations	31,313	22,468	14,689

Other (expenses) income:
Interest expense	(49,643)	(29,980)	(32,105)
Interest income	356	1,332	5,231
Change in fair value of derivatives	(1,464)	(3,886)	(1,107)
Financing charges and other	60	(582)	(1,173)
Loss on early extinguishment of debt	(10,275)	—	(26,950)

Total other expenses	(60,966)	(33,116)	(56,104)

Loss before income taxes	(29,653)	(10,648)	(41,415)
Income tax expense (benefit)	2,020	(79)	813

Net loss	(31,673)	(10,569)	(42,228)
Preferred dividend	(937)	(807)	(794)

Net loss attributable to common stockholders	$(32,610)	$(11,376)	$(43,022)

Net loss per common share:
Basic and diluted	$(0.51)	$(0.19)	$(0.74)

Weighted average common shares outstanding — basic and diluted	63,977	59,438	58,134

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

							Accumulated
	Preferred	Common Stock Par		Common	Additional		Other
	Stock	Value $.001		Stock	Paid-In	Accumulated	Comprehensive	Notes
	Series I	Issued Shares	Amount	Warrants	Capital	Deficit	(Loss) Income	Receivable	Total

Balance at March 31, 2007	$—	55,813	$56	$12,597	$377,138	$(300,197)	$90	$(184)	$89,500
Components of comprehensive (loss) income:
Net loss	—	—	—	—	—	(42,228)	—	—	(42,228)
Foreign currency translation adjustment	—	—	—	—	—	—	1,079	(18)	1,061

Total comprehensive loss	—	—	—	—	—	—	—	—	(41,167)
Conversion of preferred stock	—	36	—	—	—	—	—	—	—
Issuance of common stock in connection with acquisition	—	2,316	2	—	16,744	—	—	—	16,746
Accrued dividends on preferred stock	—	—	—	—	(794)	—	—	—	(794)
Expiration of warrants	—	—	—	(1,380)	1,380	—	—	—	—
Issuance of common stock in settlement of share-based awards	—	398	—	—	1,073	—	—	—	1,073
Share-based compensation	—	—	—	—	2,570	—	—	—	2,570
Issuance of common stock in public offering	—	609	1	—	4,404	—	—	—	4,405
Repayments of loans issued to employees	—	—	—	—	—	—	—	154	154
Premium on issuance of convertible debt	—	—	—	—	13,728	—	—	—	13,728
Expiration of early conversion incentive feature within convertible debt	—	—	—	—	4,308	—	—	—	4,308

Balance at March 31, 2008	—	59,172	59	11,217	420,551	(342,425)	1,169	(48)	90,523
Components of comprehensive (loss) income:	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(10,569)	—	—	(10,569)
Foreign currency translation adjustment	—	—	—	—	—	—	(2,448)	4	(2,444)

Total comprehensive loss	—	—	—	—	—	—	—	—	(13,013)
Accrued dividends on preferred stock	—	—	—	—	(807)	—	—	—	(807)
Expiration of warrants	—	—	—	(2,257)	2,257	—	—	—	—
Share-based compensation	—	—	—	—	4,941	—	—	—	4,941
Issuance of common stock in settlement of share-based awards	—	569	1	—	1,309	—	—	—	1,310
Repayments of loans issued to employees	—	—	—	—	—	—	—	44	44

Balance at March 31, 2009	—	59,741	60	8,960	428,251	(352,994)	(1,279)	—	82,998
Components of comprehensive (loss) income:
Net loss	—	—	—	—	—	(31,673)	—	—	(31,673)
Foreign currency translation adjustment	—	—	—	—	—	—	607	—	607

Total comprehensive loss	—	—	—	—	—	—	—	—	(31,066)
Expiration of warrants	—	—	—	(59)	59	—	—	—	—
Accrued dividends on preferred stock	—	—	—	—	(937)	—	—	—	(937)
Issuance of common stock in connection with a private placement	—	4,000	4	—	19,932	—	—	—	19,936
Issuance of common stock in settlement of share-based awards	—	1,317	1	—	3,143	—	—	—	3,144
Share-based compensation	—	—	—	—	6,412	—	—	—	6,412

Balance at March 31, 2010	$—	65,058	$65	$8,901	$456,860	$(384,667)	$(672)	$—	$80,487

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For The Year Ended March 31,
	2010	2009	2008

Cash flows from operating activities:
Net loss	$(31,673)	$(10,569)	$(42,228)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	37,882	28,224	18,685
Loss on early extinguishment of debt	10,275	—	26,950
Change in fair value of derivatives	1,464	3,886	1,107
(Gain) loss on currency translation effect	(856)	700	—
Accretion on debt, net	2,673	3,476	3,972
Amortization of debt issue costs	764	2,267	1,519
Provision for doubtful accounts	2,181	3,128	1,555
Interest payment in kind on secured loans and convertible debt	395	4,812	4,152
Share-based compensation	9,548	7,729	3,963
Settlement of interest rate swaps	(8,360)	—	—
(Increase) decrease in:
Accounts receivable	(15,330)	4,261	(17,299)
Capital lease receivable, net of unearned interest	382	1,098	2,042
Restricted cash	632	(251)	95
Prepaid expenses and other assets	(7,336)	936	(3,147)
Increase (decrease) in:
Accounts payable and other current liabilities	13,318	(4,730)	(7,812)
Deferred revenue	3,138	1,631	4,180
Deferred rent and other liabilities	3,361	4,295	393

Net cash provided by (used in) operating activities	22,458	50,893	(1,873)

Cash flows from investing activities:
Purchase of property and equipment	(118,581)	(90,383)	(80,037)
Acquisition of DS3 DataVaulting, LLC, net of cash acquired	(12,037)	—	—
Acquisition of Data Return, LLC, net of cash acquired	—	—	(68,625)
Acquisition of Accris Corporation, net of cash acquired	—	—	(682)
Repayments of notes receivable	—	44	154

Net cash used in investing activities	(130,618)	(90,339)	(149,190)

Cash flows from financing activities:
Payment on secured loans and convertible debt	(290,930)	(1,500)	(100,545)
Payments of debt issuance costs	(3,545)	(60)	(8,835)
Proceeds from issuance of common stock	20,883	3	4,405
Proceeds from issuance of secured loans	386,963	—	249,500
Payments of preferred stock dividends	(924)	(781)	(599)
Payments under capital lease obligations	(3,520)	(2,028)	(1,577)
Proceeds from exercise of stock options and warrants	—	—	613

Net cash provided by (used in) financing activities	108,927	(4,366)	142,962

Effect of foreign currency exchange rates on cash and cash equivalents	915	(1,392)	—

Net increase (decrease) in cash and cash equivalents	1,682	(45,204)	(8,101)
Cash and cash equivalents at beginning of period	51,786	96,990	105,091

Cash and cash equivalents at end of period	$53,468	$51,786	$96,990

The accompanying notes are an integral part of these consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Organization

Terremark Worldwide, Inc. and its consolidated subsidiaries (“Terremark” or the “Company”) is a global provider of managed IT solutions leveraging its highly connected carrier-neutral data centers across major networking hubs in the United States, Europe and Latin America. The Company delivers a comprehensive suite of managed solutions including colocation, managed hosting, managed network, disaster recovery, security and cloud computing services. Terremark serves approximately 1,300 customers worldwide across a broad range of sectors, including enterprise, government agencies, systems integrators, network service providers, internet content and portal companies and internet infrastructure companies. The Company delivers its solutions through specialized data centers, including its three primary facilities: NAP of the Americas in Miami, Florida; NAP of the Capital Region in Culpeper, Virginia outside downtown Washington, D.C.; and NAP of the Americas/West in Santa Clara, California.

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

Revenue recognition and allowance for bad debts

Revenues principally consist of monthly recurring fees for colocation, exchange point, and, managed and professional services fees. Colocation revenues also include monthly rental income for unconditioned space in the NAP of the Americas. Revenues from colocation, exchange point services, and hosting, as well as rental income for unconditioned space, are recognized ratably over the term of the applicable contract. Installation fees and related direct costs are deferred and recognized ratably over the expected life of the customer installation which is estimated to be 36 to 48 months. Managed and professional services are recognized in the period in which the services are provided. Revenues also include equipment resales which are generally recognized in the period in which the equipment is delivered, title transfers and is accepted by the customer. Revenue from contract settlements is generally recognized when collectability is reasonably assured and no remaining performance obligation exists. Taxes collected from customers and remitted to the government are excluded from revenues.

When more than one element, such as equipment, installation and colocation services, are contained in a single arrangement, the Company allocates revenue between the elements based on acceptable fair value allocation

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

methodologies, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered items. The fair value of the undelivered elements is determined by the price charged when the element is sold separately, or in cases when the item is not sold separately, by using other acceptable objective evidence. Management applies judgment to ensure appropriate application of accounting guidelines, including the determination of whether delivered items have standalone value, and the determination of fair value for the multiple deliverables, among others. For those arrangements where the deliverables do not qualify as a separate unit of accounting, revenue from all deliverables are treated as one accounting unit and recognized ratably over the term of the arrangement.

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

The Company sells certain third-party service contracts and software assurance or subscription products and evaluates whether the subsequent sales of such services should be recorded as gross revenues or net revenues in accordance with the accounting guidelines. The Company determines whether its role is that of a principal in the transaction and therefore assumes the risks and rewards of ownership or if its role is acting as an agent or broker. Under gross revenue recognition, the entire selling price is recorded as revenue and the cost to the third-party service provider or vendor is recorded as cost of revenues, product and services. Under net revenue recognition, the cost to the third-party service provider or vendor is recorded as a reduction of revenue resulting in net revenue equal to the gross profit on the transaction and there is no cost of revenue.

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

Significant concentrations

The federal sector accounted for revenues of approximately 24%, 24% and 22% for the years ended March 31, 2010, 2009 and 2008, respectively. No single customer accounted for more than 10% of revenues for the three year period ended on March 31, 2010.

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

The Company entered into two interest rate swap agreements as required under the provisions of the Company’s first and second lien credit agreements entered into on July 31, 2007, which had an aggregate principal amount of $250 million. The interest rate swaps were settled on June 24, 2009 together with the repayment of all amounts outstanding under the first and second lien credit agreements and the termination of such agreements. See Note 11.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s 6.625% Senior Convertible Notes, due June 15, 2013, (the “6.625% Senior Convertible Notes”) contain embedded derivatives that require separate valuation from the 6.625% Senior Convertible Notes. The Company recognizes these derivatives as a liability in its balance sheet under deferred rent and other liabilities, measures them at their estimated fair value, and recognizes changes in their estimated fair value in earnings in the period of change in the statement of operations as, change in fair value of derivatives.

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

Share-based compensation

The Company accounts for share-based compensation in accordance with the accounting guidelines for share-based compensation. The fair value of stock option and nonvested stock awards with only service conditions, which are subject to graded vesting, are expensed on a straight-line basis over the vesting period of the awards.

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

Earnings (loss) per share

The Company’s 6.625% Senior Convertible Notes contain contingent interest provisions that allow the holders of the 6.625% Senior Convertible Notes to participate in any dividends declared on the Company’s common stock. Further, the Company’s Series I preferred stock contains participation rights that entitle the holders to receive dividends in the event the Company declares dividends on its common stock. Accordingly, the 6.625% Senior Convertible Notes and the Series I preferred stock are considered participating securities.

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

Property and equipment

Property and equipment are stated at the Company’s original cost or fair value at the date of acquisition for acquired property and equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years for non-data center equipment and furniture and fixtures and five to twenty years for data center equipment and building improvements. Building and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset or improvement, which averages fifteen years. The data center buildings, owned by the Company, are depreciated over the estimated useful life of the buildings, which is thirty-nine years. Costs for improvement and betterments that extend the life of assets are capitalized. Maintenance and repair expenditures are expensed as incurred.

Construction in progress is stated at its original cost and includes direct expenditures associated with the expansion of the Company’s data center footprint and upgrades to infrastructure of current data center footprint. Once an expansion project becomes operational, these capitalized costs are allocated to certain property and equipment categories and are depreciated at the appropriate rates consistent with the estimated useful life of the underlying assets. In addition, the Company has capitalized certain interest costs during the construction phase if certain criteria are met. The following table sets forth total interest cost incurred and total interest cost capitalized (in thousands):

	For The Year Ended March 31,
	2010	2009	2008

Interest expense	$49,643	$29,980	$32,105
Interest capitalized	4,569	4,690	1,598

Interest charges incurred	$54,212	$34,670	$33,703

The Company accounts for internal-use software development costs in accordance accounting guidelines which state that software costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use is charged to technology development expense as incurred until the project enters the application development phase. Costs incurred in the application development phase are capitalized and

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are depreciated using the straight-line method over an estimated useful life of five years, beginning when the software is ready for use. For the years ended March 31, 2010, 2009, and 2008, the Company capitalized software costs totaling $2.0 million, $1.2 million, and $0.5 million, respectively.

Goodwill and Impairment of long-lived assets and long-lived assets to be disposed of

Goodwill represents the carrying amount of the excess purchase price over the fair value of identifiable net assets acquired in conjunction with (i) the April 2000 acquisition of a corporation holding rights to develop and manage facilities catering to the telecommunications industry, (ii) the September 2005 acquisition of a managed hosting services provider in Europe, (iii) the May 2007 acquisition of a managed hosting services provider in the United States, (iv) the January 2008 acquisition of a disaster recovery and business continuity provider in the United States and (v) the November 2009 acquisition of a data management solutions provider.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events and circumstances include, but are not limited to, prolonged industry downturns, significant declines in our market value and significant reductions in our projected cash flows. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of profit margins, terminal growth rates and discounted rates. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

The Company performed the annual test for impairment in the fourth quarter of the fiscal year ended March 31, 2010 and concluded there was no impairment.

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

Fair value of financial instruments

The Company’s short-term financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximates their book value. The fair value of capital lease obligations is based on management estimates and reasonably approximated their book value after comparison to obligations with similar interest rates and maturities. The fair value of the Company’s redeemable preferred stock is estimated to be its liquidation value, which includes accumulated and unpaid dividends. The fair value of the Company’s secured loans (see Note 9) and convertible debt (see Note 10), which are not actively traded on any securities exchange, are estimated by considering the Company’s credit rating, current rates available to the Company for similar debt and the Company’s stock price volatility. The fair value of secured loans and convertible debt as of March 31, 2010 and 2009 is as follows (in thousands):

	March 31, 2010		March 31, 2009
	Book Value	Fair Value	Book Value	Fair Value

Secured loans:
12% Senior secured notes	$388,835	$481,491	$—	$—
First lien credit agreement, including current portion	—	—	146,826	140,251
Second lien credit agreement	—	—	107,402	101,499
Convertible debt:
6.625% Senior convertible debt	57,192	59,062	57,192	59,171
9% Senior convertible debt, current portion	—	—	28,268	30,267
0.5% Senior subordinated convertible debt, current portion	—	—	4,108	3,997

The book value for the Company’s secured loans and convertible debt is net of the unamortized discount to debt principal. See Notes 9 and 10.

Fair value measurements

The Company carries various assets and liabilities at fair value in the accompanying consolidated balance sheets. Fair value is defined as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Three levels of inputs that may be used to measure fair value are as follows:

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2:	Observable prices that are based on inputs not quoted on active markets but corroborated by market data.
Level 3:	Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the fair values of our financial assets (liabilities) as of March 31, 2010 (in thousands):

	Fair Value at	Fair Value Measurement Using
	March 31, 2010	Level 1	Level 2	Level 3

Money market fund	$28,177	$28,177	$—	$—
Embedded derivatives	(295)	—	—	(295)

	$27,882	$28,177	$—	$(295)

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

Embedded derivatives — these instruments are embedded within the Company’s 6.625% Senior Convertible Notes. These instruments were valued using pricing models which incorporate the Company’s stock price, credit risk, volatility, U.S. risk free rate, transaction details such as contractual terms, maturity and amount of future cash inflows, as well as assumptions about probability and the timing of certain events taking place in the future. These embedded derivatives are included in deferred rent and other liabilities. For a summary of the changes in the fair value of these embedded derivatives, see Note 11.

Effective April 1, 2009, we adopted the provisions of accounting standards for fair value measurements for our nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. Nonfinancial assets such as goodwill, other intangible assets, and long-lived assets held and used are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized or for a business combination.

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

The accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken on a tax return. The accounting guidance requires that we determine whether the benefits of our tax positions will more likely than not be sustained upon audit based on the technical merits of the tax position. The guidance also provided guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company analyzed the filing positions in all of the federal, state and foreign jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. The use of the accounting guidelines resulted in no cumulative effect of a change in accounting principle being recorded on our consolidated financial statements for the year ended March 31, 2008. The Company continued its policy of recognizing penalties and interest related to recognized tax positions, if any, in general and administrative expenses.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has not been audited by the Internal Revenue Service or any other similar taxing authorities for the following open tax periods: the quarter ended March 31, 2006, and the years ended March 31, 2007, 2008, 2009 and 2010. Net operating loss carryovers incurred in years prior to 2006 are subject to audit in the event they are utilized in subsequent years.

Recent accounting pronouncements

In May 2009, the FASB issued an accounting standard update, which establishes the accounting for and disclosures of subsequent events. The Company adopted this accounting standard update during the three months ended June 30, 2009.

In June 2009, the FASB issued guidance that establishes general standards of accounting which establishes the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Company adopted this guidance during the three months ended September 30, 2009, and its adoption did not have any significant impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued guidance that establishes general standards of accounting which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements, if any.

In January 2010, the FASB issued guidance that establishes general standards of accounting which amends the use of fair value measures and the related disclosures. This guidance requires new disclosures for transfers in and out of Level 1 and Level 2 fair value measurements. This guidance is effective for the Company for the year ended March 31, 2011. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements, if any.

3.	Acquisitions

On November 12, 2009, the Company entered into a purchase agreement to acquire all issued and outstanding equity interests in DS3 DataVaulting, LLC, a data management solutions provider, for a final purchase price of $12.1 million in cash. The final purchase price included a working capital adjustment of $0.6 million paid to the sellers on March 1, 2010. Pursuant to the purchase agreement, the sellers agreed to indemnify the Company for certain potential contractual obligations. In accordance with the terms of the related escrow agreement, $1.5 million of the purchase price was placed into an escrow account to secure such indemnification obligations. The escrow agreement ends on May 11, 2011, at which time any remaining funds would be distributed to the sellers. This data management solutions provider delivers offsite, online data backup and restore services, which enable enterprises and government agencies to rapidly and securely backup and restore files, databases and operating systems. The costs to acquire the data management solutions provider were allocated to the tangible and identified intangible

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets acquired and liabilities assumed based on their respective fair values and any excess were allocated to goodwill. The following summarizes the allocation of the purchase price as of March 31, 2010 (in thousands):

Cash and cash equivalents	$44
Accounts receivable, net	827
Prepaid and other current assets	258
Property and equipment, net	1,690
Intangibles	825
Goodwill	9,923
Accounts payable and accrued expenses	(398)
Deferred revenue	(162)
Capital lease obligations	(926)

Net assets acquired	$12,081

4.	Accounts Receivable

	March 31,
	2010	2009

Accounts receivable, net, consists of (in thousands):
Accounts receivable	$35,452	$32,575
Unbilled revenue	16,089	5,312
Allowance for doubtful accounts	(1,275)	(2,071)

	$50,266	$35,816

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Unbilled revenue consists of revenues earned for which the customer has not been billed.

5.	Prepaid Expenses and Other Assets

	March 31,
	2010	2009

Prepaid expenses and other assets consists of (in thousands):
Prepaid expenses	$4,741	$2,278
Deferred installation costs	8,758	7,487
Deposits	4,476	3,874
Prepaid ground lease	3,602	—
Deferred rent	1,364	1,264
Other	2,376	1,399
Tenant allowance	1,418	—
Deferred tax asset	949	862
Interest and other receivables	305	358

	27,989	17,522
Less: current portion	(12,605)	(8,615)

	$15,384	$8,907

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment

	March 31,
	2010	2009

Property and equipment, net, consists of (in thousands):
Land	$18,336	$18,336
Building	169,723	107,171
Building and leasehold improvements	81,433	75,395
Machinery	136,063	117,168
Equipment, furniture and fixtures	82,646	54,169
Construction in progress	30,521	7,160

	518,722	379,399
Less: accumulated depreciation and amortization	(114,066)	(78,397)

	$404,656	$301,002

For the years ended March 31, 2010, 2009 and 2008, depreciation and amortization expense was $35.8 million, $25.8 million and $16.5 million, respectively. These amounts include depreciation and amortization expense related to assets under capital leases.

7.	Intangibles

	Amortization	March 31,
	Period (Years)	2010	2009

Intangibles, net, consists of (in thousands):
Customer base	8-10	$9,125	$8,300
Technology	4-5	6,400	6,400
Trademarks	—	4,100	4,100
Non-compete agreements	3	100	100

		19,725	18,900
Less: accumulated amortization		(7,966)	(5,908)

		$11,759	$12,992

The Company expects to record amortization expense associated with these intangible assets as follows for each of the fiscal years ending March 31, (in thousands):

	Customer
	Base	Technology

2011	$1,075	$800
2012	1,075	800
2013	1,075	120
2014	1,075	—
2015 and thereafter	1,639	—

	$5,939	$1,720

For the years ended March 31, 2010, 2009 and 2008, amortization of intangibles aggregated was $2.1 million, $2.4 million and $2.2 million, respectively.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accounts Payable and Other Current Liabilities

	March 31,
	2010	2009

Accounts payable and other current liabilities consists of (in thousands):
Accounts payable	$45,934	$30,739
Accrued expenses	17,121	15,918
Current portion of deferred revenue	7,138	6,904
Interest payable	17,308	4,835
Customer prepayments	4,447	1,956

	$91,948	$60,352

9.	Secured Loans

	March 31,
	2010	2009

Secured loans consists of (in thousands):
12% Senior Secured Notes, due June 15, 2017. Interest is payable semi-annually, on December 15 and June 15 (Effective interest rate of 13.8%)	$388,835	$—
First Lien Credit Agreement, due August 15, 2012. Principal of $375,000 was payable quarterly. Interest was payable monthly at Eurodollar plus 3.75% at the election of the Company (Effective interest rate of 6.1%)	—	146,826
Second Lien Credit Agreement, due February 2, 2013. Interest was payable at Eurodollar plus 7.75% at the election of the Company. (Effective interest rate of 10.1%)	—	107,402

	388,835	254,228
Less: current portion	—	(1,500)

	$388,835	$252,728

On June 24, 2009 (the “Closing Date”), the Company issued an aggregate principal amount of $420.0 million of 12% Senior Secured Notes, due June 15, 2017, which are guaranteed by substantially all of the Company’s domestic subsidiaries (the “Guarantors”). See Note 23. Additionally, the 12% Senior Secured Notes are secured by a first priority security interest in substantially all of the assets of the Company and the Guarantors, including the pledge of 100% of all outstanding capital stock of each of the Company’s domestic subsidiaries, excluding Terremark Federal Group, Inc. and Technology Center of the Americas, LLC, and 65% of all outstanding capital stock of substantially all of the Company’s foreign subsidiaries, subject to certain customary exceptions relating to our ability to remove the pledge with respect to certain significant subsidiaries which would otherwise result in additional audit requirements under SEC accounting rules. The 12% Senior Secured Notes were offered and sold in a private placement to qualified institutional buyers in the United States in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States in reliance on Regulation S under the Securities Act. The 12% Senior Secured Notes bear interest at 12.0% per annum, payable on December 15 and June 15 of each year.

The loan proceeds were used to satisfy and repay all of the Company’s outstanding secured indebtedness, including (i) loans under the First Lien Credit Agreement, with a face value of $150 million, due August 15, 2012, (ii) loans under the Second Lien Credit Agreement (together with the First Lien Credit Agreement, the “Credit

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreements”), with a face value of $100 million, due February 2, 2013 and (iii) $8.4 million for the settlement of the two interest rate swap agreements that were entered into in connection with the Credit Agreements. The Company paid prepayment premiums of $2.2 million to the holders of the Second Lien Credit Agreement in connection with this financing transaction.

The exchange of $150 million of the First Lien Credit Agreement and $100 million of the Second Lien Credit Agreement were accounted for as an early extinguishment of debt, and the 12% Senior Secured Notes were accounted for as new debt instruments at $387.0 million, net of original issue discount of $33.0 million that includes $12.5 million in fees paid to initial purchasers of the notes. The exchange of debt instruments resulted in a loss on the early extinguishment of debt of $10.3 million. The loss included $7.0 million of unamortized deferred financing costs, $2.3 million of prepayment penalties related to the Second Lien Credit Agreement, breakage fees related to the settlement of the interest rate swaps and $1.0 million of unamortized discount. In addition, the Company recorded $3.5 million of debt issuance costs related to the 12% Senior Secured Notes. For the twelve months ended March 31, 2010, the Company amortized $1.9 million of the original issue discount into interest expense. For the twelve months ended March 31, 2010, the Company amortized $0.2 million of the debt issuance costs into interest expense.

The 12% Senior Secured Notes were issued pursuant to an indenture, dated June 24, 2009 (as supplemented, the “Indenture”), among the Company, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The terms of the Indenture generally limit the Company’s ability and the ability of the Company’s subsidiaries to, among other things: (i) make restricted payments; (ii) incur additional debt and issue preferred or disqualified stock; (iii) create liens; (iv) create or permit to exist restrictions on the Company’s ability or the ability of the Company’s restricted subsidiaries to make certain payments or distributions; (v) engage in sale-leaseback transactions; (vi) engage in mergers or consolidations or transfer all or substantially all of the Company’s assets; (vii) make certain dispositions and transfers of assets; and (viii) enter into transactions with affiliates.

Any additional indebtedness permitted by the Indenture may rank pari passu with the 12% Senior Secured Notes, provided that the Company’s fixed charge coverage ratio would have been at least 2 to 1 on a pro forma basis (including a pro forma application of the net proceeds) as if such indebtedness had been incurred at and as of the beginning of the Company’s most recently completed four fiscal quarters for which internal financial statements are available. If there is a change of control, the Company is required to offer to repurchase all or any part of the notes in cash equal to not less than 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest on the notes repurchased to the date of repurchase. Additionally, if the Company or a Guarantor sells assets, all or a portion of the net proceeds of which are not reinvested in accordance with the terms of the Indenture or are not used to repay certain debt, the Company will be required to offer to purchase an aggregate principal amount of the outstanding 12% Senior Secured Notes, in an amount equal to such remaining net proceeds, at a purchase price equal to 100% of the principal amount thereof, plus accrued interest and Additional Interest (if any and as defined below), to the payment date. The Indenture provides for customary events of default.

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

Pursuant to the Indenture, the Company may incur certain additional indebtedness, including up to $50 million under credit facilities that may be used for any purpose, rank pari passu with the Notes and which may be secured by parity liens on the collateral securing the Notes. On April 28, 2010, the Company issued an additional $50 million aggregate principal amount of 12% Senior Secured Notes, which used up the foregoing basket and which are part of the same series as the 12% Senior Secured Notes issued on June 24, 2009. See Note 24. The Company may additionally incur up to $75 million of additional indebtedness for the purpose of financing the purchase price or cost of construction or improvement of property, plant or equipment, including the acquisition of the capital stock of an entity that becomes a restricted subsidiary. Any or all of such $75 million of additional indebtedness may be secured by parity liens on the collateral securing the Notes, provided that our secured leverage ratio does not exceed 3:75 to 1 on a pro-forma basis as if the Company had incurred such indebtedness at and as of the beginning of our most recently completed four fiscal quarters for which internal financial statements are available. Irrespective of our leverage ratio, any or all of such $75 million of additional indebtedness may be secured by second priority liens on the collateral securing the 12% Senior Secured Notes.

In the event of a change in control, the Company will be required to commence and complete an offer to purchase all 12% Senior Secured Notes then outstanding at a price equal to 101% of their principal amount, plus accrued interest (if any), to the date of repurchase. Additionally, if the Company or a guarantor sell assets, all or a portion of the net proceeds of which are not reinvested in accordance with the terms of the indenture or are not used to repay certain debt, the Company will be required to offer to purchase an aggregate principal amount of the outstanding 12% Senior Secured Notes, in an amount equal to such remaining net proceeds, at a purchase price equal to 100% of the principal amount thereof, plus accrued interest and Additional Interest, if any and as defined below, to the payment date.

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

Because the Company did not timely file the Exchange Offer Registration Statement or consummate the exchange offer, it has incurred additional interest (“Additional Interest”) on the senior secured notes pursuant to the terms of the Registration Rights Agreement. As of March 31, 2010, the Company had incurred $1.6 million of Additional Interest, and such Additional Interest has continued to accrue at a rate of .75% per annum since March 31, 2010 and will continue to accrue until the Company consummates the registered exchange offer. Additional Interest accrues on the $420 million aggregate principal amount of 12% Senior Secured Notes described

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

above, together with the $50 million aggregate principal amount of 12% Senior Secured Notes that the Company issued on April 28, 2010, see Note 24. The Company has since filed the Exchange Offer Registration Statement, and it commenced the exchange offer on May 18, 2010. The exchange offer is scheduled to expire on June 17, 2010, after which time the Company will no longer have any obligation to pay Additional Interest.

The proceeds received from the issuance of the 12% Senior Secured Notes were used to repay term loan financing arrangements under the First Lien Credit Agreement and the Second Lien Credit Agreement described above.

In connection with the repayment of the obligations under the Credit Agreements, the Company settled interest rate swap agreements that had served as an economic hedge against increases in interest rates and were not designated as hedges for accounting purposes. See Note 11.

10.	Convertible Debt

	March 31,
	2010	2009

Convertible debt consists of (in thousands):
6.625% Senior Convertible Notes, due June 15, 2013, and convertible into shares of the Company’s common stock at $12.50 per share. Interest at 6.625% is payable semi-annually, on December 15 and June 15 (Effective interest rate of 6.6%)	$57,192	$57,192
9% Senior Convertible Notes, due June 15, 2009, and convertible into shares of the Company’s common stock at $12.50 per share. Interest at 9% was payable semi-annually, on December 15 and June 15 (Effective interest rate of 26.5%)	—	28,268
0.5% Senior Subordinated Convertible Notes, due June 30, 2009, and convertible into shares of the Company’s common stock at $8.14 per share. Interest at 0.5% was payable semi-annually, on December 1 and June 30 (Effective interest rate of 0.72%)	—	4,108

	57,192	89,568
Less: current portion	—	(32,376)

	$57,192	$57,192

On June 15, 2009, all outstanding obligations related to the Company’s 0.5% Senior Subordinated Convertible Notes, (the “Series B Notes”) with a face value of $4.0 million, held by Credit Suisse, Cayman Islands Branch and Credit Suisse, International, were satisfied and repaid at the maturity of the Series B Notes. On the maturity date, the Company paid $4.1 million to the holders which represented the principal amount, payment in kind and all unpaid or accrued interest. On June 15, 2009, all outstanding obligations related to 9% Senior Convertible Notes with a face value of $29.1 million were satisfied and repaid at the maturity of such notes. On the maturity date, the Company paid $30.4 million to the holders which represented $29.1 million of principal and $1.3 million of unpaid interest.

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

The following table represents the combined aggregate principal maturities for the following obligations for each of the fiscal years ending March 31 (in thousands):

	Convertible	Secured
	Debt	Loans	Total

2011	$—	$—	$—
2012	—	—	—
2013	—	—	—
2014	57,192	—	57,192
2015 and thereafter	—	420,000	420,000

	57,192	420,000	477,192
Less: unamortized premiums and discounts	—	(31,165)	(31,165)

	$57,192	$388,835	$446,027

11.	Derivatives

The Company’s 6.625% Senior Convertible Notes contain two embedded derivatives that require separate valuation from the 6.625% Senior Convertible Notes: an equity participation right and a contingent put upon change in control.

The Company’s 9% Senior Convertible Notes contained three embedded derivatives that required separate valuation from the 9% Senior Convertible Notes: a conversion option that included an early conversion incentive, an equity participation right and a takeover make-whole premium due upon a change in control. The early conversion incentive expired on June 14, 2007. The Company determined that with the expiration of the early

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conversion incentive on June 14, 2007, the conversion feature no longer met the conditions that would require separate accounting as a derivative.

The Company’s Series B Notes contained one embedded derivative that required separate valuation from the Series B Notes: a call option which provided the Company with the option to redeem the Series B Notes at fixed redemption prices plus accrued and unpaid interest and plus any difference in the fair value of the conversion feature.

The Company has estimated that the embedded derivatives within the 9% Senior Convertible Notes, the Series B Notes and the 6.625% Senior Convertible Notes amounted in the aggregate to a net liability of $0.2 million at March 31, 2009. The resulting loss of $0.3 million and income of $0.2 million was included in the change in the fair value of derivatives in the accompanying consolidated statement of operations for the year ended March 31, 2008. In connection with the repayment of the 9% Senior Convertible Notes and the Series B Notes on their respective due dates, each of the embedded derivatives within these instruments was cancelled. As of March 31, 2010, the only remaining outstanding embedded derivatives were related to the 6.625% Senior Convertible Notes, which amounted in the aggregate to a liability of $0.3 million at March 31, 2010.

On February 8, 2008, the Company entered into two interest rate swap agreements as required under the provisions of the Credit Agreements. One of the interest rate swap agreements was effective March 31, 2008 for a notional amount of $148 million and a fixed interest rate of 2.999%. Interest payments on this instrument were due on the last day of each March, June, September and December, ending on December 31, 2010. The second interest rate swap agreement entered into was effective on July 31, 2008 for a notional amount of $102.0 million and a fixed interest rate of 3.067%. Interest payments on this instrument were due on the last day of each January, April, July and October, ending on January 31, 2011. The interest rate swap agreements served as an economic hedge against increases in interest rates and were not designated as hedges for accounting purposes. Accordingly, the Company accounted for these interest rate swap agreements on a fair value basis and adjusts these instruments to fair value and the resulting changes in fair value are charged to earnings. At March 31, 2009, the fair value of the interest rate swap agreements was a liability of $6.1 million.

In connection with the repayment of the Credit Agreements on June 24, 2009, the interest rate swap agreements were unwound and settled for $8.4 million payable to the holders. The Company recorded $1.3 million for the change in the fair value of derivatives prior to June 24, 2009 and $0.9 million of interest expense related to the interest rate swap agreements for the year ended March 31, 2010.

12.	Deferred Rent and Other Liabilities

	March 31,
	2010	2009

Deferred rent and other liabilities consists of (in thousands):
Deferred rent	$10,449	$6,467
Interest rate swap, at fair value	—	6,073
Long-term portion of capital lease obligations	5,751	2,990
Deferred tax liability	1,543	1,543
Other liabilities	608	2,060

	$18,351	$19,133

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Changes in Stockholders’ Equity

Series I convertible preferred stock

In 2004, the Company issued 400 shares of Series I 8% Convertible Preferred Stock (“Series I Preferred Stock”) for $10.0 million, together with warrants to purchase 280,000 shares of the Company’s common stock, which were exercisable for five years at $9.00 per share. As of March 31, 2010, all warrants related to issuance of Series I Preferred Stock have expired. The Series I Preferred Stock is convertible into shares of the Company’s common stock at $7.50 per share. In January 2007, the Series I Preferred Stock dividend rate increased to 10% per year until January 2009, when it increased to 12%. Dividends are payable, at the Company’s discretion, in shares of the Company’s common stock or cash. The Company has the right to redeem the Series I Preferred Stock at any time at $25,000 per share plus accrued dividends. Series I Preferred Stock contains an equity participation feature. Some of the Series I Preferred Stock shares were sold on dates on which the conversion price was less than the market price for the Company’s common stock. The Company recognized a preferred dividend out of additional paid-in capital of approximately $0.9 million, $0.8 million, and $0.8 million for the years ended March 31, 2010, 2009 and 2008, respectively. The Series I Preferred Stock votes together with the Company’s common stock based on the then-current conversion ratio of the Series I Preferred Stock.

Common stock

Issuance of Common Stock

For the year ended March 31, 2010, the Company issued 1,317,581 shares of its common stock, valued at $3.1 million, net of shares surrendered to satisfy the holders’ withholding tax liability upon settlement of share-based awards.

For the year ended March 31, 2009, the Company issued 568,728 shares of its common stock, valued at $1.3 million, net of shares surrendered to satisfy the holders’ withholding tax liability upon settlement of share-based awards.

For the year ended March 31, 2008, the Company issued 398,182 shares of its common stock, valued at $1.1 million, upon settlement of share-based awards.

In May 2009, the Company, in a private transaction, issued to VMware Bermuda Limited (“VMware”), a wholly-owned subsidiary of VMware, Inc., four million shares of its common stock, valued at $19.9 million, net of issuance costs. The governing subscription agreement grants to VMware a right of first refusal with respect to certain future equity sales by the Company that occur within the 18-month period following the closing of the VMware purchase. If such equity sales are proposed to be made to a competitor of VMware or certain affiliates, VMware may elect to purchase such equity in lieu of the competitor. If such equity sales are proposed to be made to a non-competitor of VMware, VMware will not have the ability to prevent such sale but will have the right to elect to purchase an additional amount of equity sufficient to maintain its initial equity percentage interest in the Company.

In January 2008, the Company issued 390,000 shares of its common stock, valued at $2.1 million, in connection with the acquisition of all of the outstanding common stock of a disaster recovery and business continuity provider. See Note 3.

In May 2007, the Company issued 1,925,544 shares of its common stock, valued at $14.7 million, in connection with the acquisition of all of the outstanding equity interests of a managed web hosting services provider. See Note 3.

In April 2007, the Company sold 608,500 shares of common stock in a public offering, at an offering price of $8.00 per share, pursuant to the underwriters’ exercise of their over-allotment option following the sale of

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11 million shares in the March 2007 public offering. After payment of underwriting discounts, commission and other offering costs, the net proceeds to the Company of the over-allotment were approximately $4.4 million.

Conversion of preferred stock

During the year ended March 31, 2008, 11 shares of the Company’s Series I preferred stock, with an aggregate fair value of $0.3 million (based on the closing price of the Company’s common stock at conversion date) were converted into 36,667 shares of common stock.

Stock warrants

During the period from November 2000 through April 2006, the Company issued warrants to third parties for services and to facilitate certain debt and equity transactions. The following table summarizes information about stock warrants outstanding as of March 31, 2010 (dollars in thousands):

	No. of Shares			Estimated Fair
Issuance Date	Able to Purchase	Exercise Price	Expiration Date	Value at Issuance

April 2006	12,500	$4.80	April 2011	$93
December 2004	2,003,378	6.80-8.80	December 2011	8,783
June 2001	1,300	17.20	June 2011	21
January 2003	950	4.80	June 2011	4

	2,018,128			$8,901

During the years ended March 31, 2010 and 2009, 12,200 warrants with a value of $0.1 million expired and 333,859 warrants with a value of $2.3 million expired, respectively . During the year ended March 31, 2008, 181,579 warrants with a value of $1.4 million expired.

Sale of Treasury Shares

As of March 31, 2010, the Company does not have any treasury stock.

14.	Loss Per Share

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods indicated (in thousands):

	March 31,
	2010	2009	2008

9% Senior Convertible Notes	484	2,325	2,725
Common stock warrants	2,023	2,261	2,364
Common stock options	2,330	2,257	2,303
Early conversion incentive	—	—	192
Nonvested stock	1,713	1,554	798
Series I convertible preferred stock	1,073	1,067	1,059
6.625% Senior Convertible Notes	4,575	4,575	4,175
0.5% Senior Subordinated Convertible Notes	123	491	491

15.	Share-Based Compensation

On August 9, 2005, the Company’s Board of Directors adopted the 2005 Executive Incentive Compensation Plan (the “Plan”), which was approved by the Company’s stockholders on September 23, 2005. This comprehensive

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plan superseded and replaced all of the Company’s pre-existing stock option plans. The Compensation Committee has the authority, under the Plan, to grant share-based incentive awards to executives, key employees, directors, and consultants. These awards include stock options, stock appreciation rights or SARS, nonvested stock (commonly referred to as restricted stock), deferred stock, other stock-related awards and performance or annual incentive awards that may be settled in cash, stock or other property (collectively, the “Awards”). Awards granted generally vest over three years with one third vesting each year from the date of grant and generally expire ten years from the date of grant. On September 28, 2007, the Company’s stockholders approved a proposal to increase the number of shares available for issuance under the plan from 1,000,000 to 4,000,000. On October 10, 2008, the Company’s stockholders approved a proposal to increase the number of shares available for issuance under the plan from 4,000,000 to 5,500,000. There were 1,000,991 unissued shares available for grant under the Plan as of March 31, 2010.

Option Awards

A summary of the Company’s stock option activity as of March 31, 2010 and changes for the year ended March 31, 2010 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at April 1, 2009	2,209,887	$10.06
Granted	220,000	4.98
Exercised	(56,126)	5.91
Forfeited	(33,724)	8.76

Outstanding at March 31, 2010	2,340,037	$9.69	3.38	$(6,266,190)

Exercisable at March 31, 2010	2,103,370	$10.20	3.59	$(6,705,456)

Share-based Compensation Recognized in the Consolidated Statement of Operations

The following table presents, by operating expense category, the Company’s share-based compensation expense recognized for all outstanding equity awards (in thousands):

	For The Year Ended
	March 31,
	2010	2009

Cost of revenues	$4,340	$2,882
General and administrative	4,297	4,003
Sales and marketing	910	844

	$9,547	$7,729

As of March 31, 2010, the future compensation expense related to unvested options that will be recognized is approximately $0.3 million. The cost is expected to be recognized over a weighted-average period of 13 months. The Company recognized approximately $1.2 million of share-based compensation expense, associated with options, for the year ended March 31, 2010. The total intrinsic value of stock options exercised for the years ended March 31, 2010, 2009 and 2008 was less than $0.1 million, $0.1 million and $0.3 million, respectively. The intrinsic value is calculated as the difference between the market value of the Company’s common stock on the date of the

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercise and the exercise price of the shares under the exercised options. The following table summarizes information about stock options outstanding and exercisable in various price ranges at March 31, 2010:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Outstanding	Contractual Life	Exercise Price	Options	Exercise Price
Range of Exercise Prices	Options	(Years)	(Outstanding)	Exercisable	(Exercisable)

$2.50-5.00	437,050	2.94	$4.18	257,050	$3.97
$5.01-10.00	1,498,059	4.30	6.18	1,441,392	6.13
$10.01-20.00	87,121	0.89	15.65	87,121	15.65
$20.01-30.00	13,230	0.91	24.71	13,230	24.71
$30.01-50.00	304,577	0.29	32.50	304,577	32.50

	2,340,037	3.38	$9.69	2,103,370	$10.20

Fair Value Assumptions

The Company uses the Black-Scholes-Merton option-pricing model to determine the fair value of stock options granted under the Company’s equity compensation plans. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include:

•	the expected price volatility of the Company’s common stock over the term of the awards;

•	actual and projected employee stock option exercise behaviors, which is referred to as expected term;

•	risk-free interest rate; and

•	expected dividends.

The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option. Expected volatility is based on the combination of the historical volatility of the Company’s common stock over the period commensurate with the expected term of the award. The Company bases the risk-free interest rate that it uses in its option-pricing models on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on its equity awards. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in its option-pricing models. If factors change and the Company employs different assumptions for estimating share-based compensation expense in future periods or if it decides to use a different valuation model in the future, the future periods may differ significantly from what the Company has recorded in the current period and could materially affect its operating results, net income or loss and net income or loss per share. There were no options granted during the year ended March 31, 2009.

The assumptions used to value stock options were as follows:

	2010	2009	2008

Risk Free Rate	2.2%	—	4.1%
Volatility	129%	—	102%
Expected Term	6 years	—	6 years
Expected Dividends	0%	—	0%

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nonvested Awards

The Company records the intrinsic value of nonvested stock awarded under the Company’s equity compensation plans as additional paid-in capital. Share-based compensation expense is recognized ratably over the applicable vesting period. As of March 31, 2010, the future compensation expense related to nonvested stock that will be recognized is approximately $12.1 million. The cost is expected to be recognized over a weighted-average period of 2.1 years. The Company recognized approximately $5.2 million of share-based compensation expense, associated with nonvested stock, for the year ended March 31, 2010. A summary of the Company’s nonvested stock, as of March 31, 2010 and changes for the year ended March 31, 2010 is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value

Outstanding at April 1, 2009	1,489,630	$6.07
Granted	1,719,500	6.78
Vested	(628,178)	5.27
Forfeited	(150,958)	6.04

Outstanding at March 31, 2010	2,429,994	$6.54

16.	Commitments and Contingencies

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

As of March 31, 2010, future minimum lease/rental payments under non-cancelable operating and capital leases having a remaining term in excess of one year are as follows (in thousands):

	As Lessee		As Lessor
	Capital	Operating	Sales-Type	Operating
	Leases	Leases	Leases	Leases

2011	$6,820	$17,002	$548	$3,747
2012	4,924	16,094	208	3,611
2013	2,488	12,431	83	2,930
2014	89	12,343	—	2,168
2015 and thereafter	75	54,952	—	7,531

Total minimum lease payments	14,396	$112,822	839	$19,987

Amount representing interest and maintenance	(3,192)		(276)

Net minimum lease payments	$11,204		$563

Operating lease expense, in the aggregate, amounted to approximately $13.1 million, $11.0 million, and $9.7 million, for the years ended March 31, 2010, 2009 and 2008, respectively. Total future sublease rentals of $0.7 million are included within the future minimum rental payments for operating leases as lessee.

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

The Company’s participation in government contracts subjects the Company to inquiries, investigations and subpoenas regarding business with the federal government. Improper or illegal activities may subject the Company to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies. Management does not believe the ultimate outcome of any pending matters of the nature described above would be material.

17.	Related Party Transactions

Due to the nature of the following relationships, the terms of the respective agreements may not be the same as those that would result from transactions among wholly unrelated parties.

Following is a summary of transactions for the years ended March 31, 2010, 2009 and 2008 and balances with related parties included in the accompanying consolidated balance sheets as of March 31, 2010 and 2009, (in thousands):

	For The Year Ended March 31,
	2010	2009	2008

Services purchased from related party	$111	$—	$—
Services provided to Fusion	34	76	71
Services from directors	417	521	536

	March 31,	March 31,
	2010	2009

Other assets	$304	$348

The Company has entered into consulting agreements with two members of its Board of Directors and into an employment agreement with another board member. One consulting agreement provides for annual compensation of $240,000, payable monthly. In addition, in October 2006, the Company’s Board of Directors approved the issuance to this director of 50,000 shares of nonvested stock, vesting over a period of one year. The remaining consulting agreement and employment agreement provides for annual compensation aggregating $160,000. In June 2006, the Company agreed to issue 15,000 shares of nonvested stock to the director with the employment agreement, pursuant to a prior agreement in connection with the director bringing additional business to the Company. In February 2010, the Company entered into a consulting agreement with a new board member which provides for annual compensation of $100,000, and the issuance of options to purchase 20,000 shares of common stock.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Revenues

	For The Year Ended March 31,
	2010	2009	2008

Revenues consist of (in thousands):
Colocation	$111,173	$82,714	$60,559
Managed and professional services	155,733	142,164	111,702
Exchange point services	18,691	15,949	12,592
Equipment resales	6,750	9,643	2,561

	$292,347	$250,470	$187,414

Total arrangement consideration for managed web hosting solutions may include the procurement of equipment. Amounts allocated to equipment sold under these arrangements and included in managed and professional services were $8.1 million, $5.4 million and $7.1 million for the years ended March 31, 2010, 2009 and 2008, respectively.

19.	Information About the Company’s Operating Segment

As of March 31, 2010 and March 31, 2009, the Company had one reportable business segment, which is the data center operations. The data center operations segment provides Tier 1 NAP, Internet infrastructure and managed services in a data center environment. Additionally, the segment provides NAP development and technology infrastructure buildout services.

20.	Income Taxes

The Company recorded a tax expense of $2.0 million and a tax benefit of $0.1 million for the years ended March 31, 2010 and 2009, respectively.

Net loss before income taxes is attributable to the following geographic locations (in thousands):

	For The Year Ended March 31,
	2010	2009	2008

United States	$(35,001)	$(10,505)	$(42,675)
International	5,348	(143)	1,260

	$(29,653)	$(10,648)	$(41,415)

The provision for income taxes consisted of the following components for the year ended March 31 (in thousands):

	For the Year Ended March 31,
	2010	2009	2008

Current	$2,107	$1,021	$(745)
Deferred	(87)	(1,100)	1,558

Provision (benefit) for income taxes	$2,020	$(79)	$813

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) consist of the following (in thousands):

	March 31,
	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$122,747	$93,835
Interest rate swap and embedded derivatives	187	2,354
Allowances and other	8,898	7,031

Total deferred tax assets	131,832	103,220

Valuation allowance	(108,922)	(92,388)

Deferred tax liabilities:
Intangibles with indefinite lives	(1,647)	(1,543)
Depreciation and amortization	(21,729)	(9,970)
Other	(128)	—

Total deferred tax liability	(23,504)	(11,513)

Net deferred tax liability	$(594)	$(681)

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s deferred tax assets. A 100% valuation allowance has been provided on the net deferred tax assets of the U.S. companies and operations in Spain, United Kingdom, Colombia and Turkey. The net consolidated deferred tax liability is a combination of a liability related to intangibles with indefinite lives in the United States and the net deferred tax assets of the profitable foreign operating units. To support the Company’s conclusion that a 100% valuation allowance was required for certain taxing jurisdictions, the Company primarily considered such factors as the Company’s history of operating losses, the nature of the Company’s deferred tax assets and the absence of taxable income in prior carryback years. Although the Company’s operating plans assume taxable and operating income in future periods, the Company’s evaluation of all the available evidence in assessing the realizability of the deferred tax assets indicates that it is more likely than not that such plans are insufficient to overcome the available negative evidence.

The net non-current deferred tax asset as of March 31, 2010 and 2009 of $0.9 million is included in other assets in the accompanying consolidated balance sheets. The net non-current deferred tax liabilities as of March 31, 2010 and 2009, of $1.5 million and $1.5 million, respectively, are included in deferred rent and other liabilities in the accompanying consolidated balance sheet.

The valuation allowance increased by $16.5 million and $0.6 million for the years ended March 31, 2010 and 2009, respectively. The net change of the valuation allowance for the year ended March 31, 2010 was primarily due to a net increase to the Company’s deferred tax assets.

As of March 31, 2010, the Company has not recorded deferred income taxes on the unremitted earnings of its foreign subsidiaries. As of March 31, 2010, these earnings are intended to be permanently re-invested in foreign operations.

The Company has U.S. federal net operating loss carryforwards of $305.5 million, expiring currently through tax year 2030, and foreign net operating loss carryforwards of approximately $8.9 million expiring through tax years 2015 to 2025, and approximately $5.1 million that may be carried forward indefinitely.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation between the statutory income tax rate and the effective income tax rate on pre-tax loss is as follows:

	For The Year Ended March 31,
	2010	2009	2008

Statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal income tax benefit	3.5	(1.3)	(2.9)
Foreign income tax	(0.5)	(1.1)	0.1
Permanent differences	(2.0)	8.3	(0.9)
Valuation allowance	39.8	27.1	39.9

Effective tax rate	6.8%	(1.0)%	2.2%

The Company has not been audited by the Internal Revenue Service or other applicable tax authorities for the following open tax periods: the years ended March 31, 2010, 2009, 2008 and 2007. Net operating loss carryovers incurred in years prior to 2006 are subject to audit in the event they are utilized in subsequent years.

The Company has determined that it has no uncertain tax positions.

21.	Information About the Geographic Segments

The Company’s geographic statements of operations disclosures are as follows (in thousands):

	March 31,
	2010	2009	2008

Revenues:
United States	$249,761	$218,935	$163,278
International	42,586	31,535	24,136

	$292,347	$250,470	$187,414

Cost of revenues:
United States	$135,026	$117,236	$86,416
International	24,570	19,198	14,470

	$159,596	$136,434	$100,886

Income from operations:
United States	$27,424	$21,117	$13,676
International	3,889	1,351	1,013

	$31,313	$22,468	$14,689

The Company’s long-lived assets, including property and equipment, net and identifiable and intangible assets, are located in the following geographic areas (in thousands):

	March 31,
	2010	2009

United States	$479,595	$390,790
International	32,932	9,343

	$512,527	$400,133

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Supplemental Cash Flow Information

	For The Year Ended March 31,
	2010	2009	2008

Supplemental disclosures of cash flow information (in thousands):
Cash paid for interest, net of amount capitalized	$34,406	$18,042	$21,386
Cash paid for income taxes	2,460	256	217
Non-cash operating, investing and financing activities:
Assets acquired under capital leases	8,207	4,521	1,528
Net assets acquired in exchange for common stock	—	—	16,746
Cancellation and expiration of warrants	59	2,257	1,380
Changes in accounts payable and other current liabilities related to purchase of property, plant and equipment	10,086	1,978	18,259

23.	Supplemental Guarantor and Non-Guarantor Financial Information

On June 24, 2009, the Company completed an offering of $420 million of 12% Senior Secured Notes, which are guaranteed by substantially all of the Company’s domestic subsidiaries (the “Guarantor Subsidiaries”). Additionally, the debt is secured by a first priority security interest in substantially all of the assets of the Company and the Guarantors, including the pledge of 100% of all outstanding capital stock of each of the Company’s domestic subsidiaries, excluding Terremark Federal Group, Inc. and Technology Center of the Americas, LLC, and 65% of all outstanding capital stock of substantially all the Company’s foreign subsidiaries, subject to certain customary exceptions relating to our ability to remove the pledge with respect to certain significant subsidiaries which would otherwise result in additional audit requirements under SEC accounting rules. On April 28, 2010, the Company issued an additional $50 million aggregate principal amount of 12% Senior Secured Notes, which are part of the same series as the notes issued on June 24, 2009. See Note 24.

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

The following represents the supplemental financial statements of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Balance Sheet as of March 31, 2010
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Current assets:
Cash and cash equivalents	$43,497	$517	$9,454	$—	$53,468
Restricted cash	—	—	—	—	—
Accounts receivable, net	9	45,937	4,320	—	50,266
Current portion of capital lease receivable	—	418	—	—	418
Prepaid expenses and other current assets	674	8,606	3,328	(3)	12,605

Total current assets	44,180	55,478	17,102	(3)	116,757
Investment in subsidiaries	224,726	—	—	(224,726)	—
Intercompany accounts receivable	288,644	45,798	4,282	(338,724)	—
Restricted cash	638	1,011	310	—	1,959
Property and equipment, net	6,514	373,112	25,030	—	404,656
Debt issuance costs, net	3,384	—	—	—	3,384
Other assets	904	9,895	4,621	(36)	15,384
Capital lease receivable, net of current portion	—	235	—	—	235
Intangibles, net	—	10,799	960	—	11,759
Goodwill	—	89,169	6,943	—	96,112

Total assets	$568,990	$585,497	$59,248	$(563,489)	$650,246

Current liabilities:
Current portion of capital lease obligations and secured loans	$1,183	$3,589	$147	$—	$4,919
Accounts payable and other current liabilities	24,412	58,455	9,081	—	91,948
Current portion of convertible debt	—	—	—	—	—

Total current liabilities	25,595	62,044	9,228	—	96,867
Intercompany accounts payable	43,783	276,341	18,600	(338,724)	—
Secured loans, less current portion	388,835	—	—	—	388,835
Convertible debt, less current portion	57,192	—	—	—	57,192
Deferred rent and other liabilities	5,074	12,115	1,162	—	18,351
Deferred revenue	—	6,540	2,013	(39)	8,514

Total liabilities	$520,479	$357,040	$31,003	$(338,763)	$569,759

Commitments and contingencies	—	—	—	—	—
Stockholders’ equity:
Series I convertible preferred stock	—	—	—	—	—
Common stock	65	—	1,063	(1,063)	65
Common stock warrants	8,901	—	—	—	8,901
Additional paid-in capital	456,859	189,034	34,630	(223,663)	456,860
Accumulated (deficit) earnings	(417,314)	39,425	(6,778)	—	(384,667)
Accumulated other comprehensive loss	—	(2)	(670)	—	(672)

Total stockholders’ equity	48,511	228,457	28,245	(224,726)	80,487

Total liabilities and stockholders’ equity	$568,990	$585,497	$59,248	$(563,489)	$650,246

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Balance Sheet as of March 31, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Current assets:
Cash and cash equivalents	$41,895	$1,363	$8,528	$—	$51,786
Restricted cash	—	1,107	—	—	1,107
Accounts receivable, net	2	32,814	3,000	—	35,816
Current portion of capital lease receivable	—	631	—	—	631
Prepaid expenses and other current assets	865	6,317	1,433	—	8,615

Total current assets	42,762	42,232	12,961	—	97,955
Investment in subsidiaries	200,512	—	—	(200,512)	—
Intercompany accounts receivable	242,013	65,673	1,907	(309,593)	—
Restricted cash	626	858	—	—	1,484
Property and equipment, net	5,808	285,549	9,645	—	301,002
Debt issuance costs, net	7,382	27	—	—	7,409
Other assets	937	7,386	584	—	8,907
Capital lease receivable, net of current portion	—	454	—	—	454
Intangibles, net	—	11,652	1,340	—	12,992
Goodwill	—	79,196	6,943	—	86,139

Total assets	$500,040	$493,027	$33,380	$(510,105)	$516,342

Current liabilities:
Current portion of capital lease obligations and secured loans	$2,257	$1,406	$160	$—	$3,823
Accounts payable and other current liabilities	12,409	41,675	6,268	—	60,352
Current portion of convertible debt	32,376	—	—	—	32,376

Total current liabilities	47,042	43,081	6,428	—	96,551
Intercompany accounts payable	64,794	233,073	11,726	(309,593)	—
Secured loans, less current portion	252,728	—	—	—	252,728
Convertible debt, less current portion	57,192	—	—	—	57,192
Deferred rent and other liabilities	10,258	7,975	900	—	19,133
Deferred revenue	—	5,921	1,819	—	7,740

Total liabilities	$432,014	$290,050	$20,873	$(309,593)	$433,344

Commitments and contingencies	—	—	—	—	—
Stockholders’ equity:
Series I convertible preferred stock	—	—	—	—	—
Common stock	60	—	1,000	(1,000)	60
Common stock warrants	8,960	—	—	—	8,960
Additional paid-in capital	428,251	176,833	22,679	(199,512)	428,251
Accumulated (deficit) earnings	(369,245)	26,144	(9,893)	—	(352,994)
Accumulated other comprehensive loss	—	—	(1,279)	—	(1,279)

Total stockholders’ equity	68,026	202,977	12,507	(200,512)	82,998

Total liabilities and stockholders’ equity	$500,040	$493,027	$33,380	$(510,105)	$516,342

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Operations for the Year Ended March 31, 2010
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$22,911	$251,196	$42,840	$(24,600)	$292,347

Expenses:
Costs of revenues, excluding depreciation and amortization	264	136,198	24,823	(1,689)	159,596
General and administrative	27,454	25,005	5,234	(22,911)	34,782
Sales and marketing	2,425	21,614	4,735	—	28,774
Depreciation and amortization	2,025	31,698	4,159	—	37,882

Total operating expenses	32,168	214,515	38,951	(24,600)	261,034

(Loss) income from operations	(9,257)	36,681	3,889	—	31,313

Other (expenses) income:
Interest expense	(49,130)	(22,922)	(177)	22,586	(49,643)
Interest income	22,692	123	127	(22,586)	356
Change in fair value of derivatives	(1,464)	—	—	—	(1,464)
Financing charges and other	(548)	(298)	906	—	60
Loss on early extinguishment of debt	(10,275)	—	—	—	(10,275)

Total other (expenses) income	(38,725)	(23,097)	856	—	(60,966)

(Loss) income before income taxes	(47,982)	13,584	4,745	—	(29,653)
Income taxes expense	87	303	1,630	—	2,020

Net (loss) income	$(48,069)	$13,281	$3,115	$—	$(31,673)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Operations for the Year Ended March 31, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$—	$219,615	$31,535	$(680)	$250,470

Expenses:
Costs of revenues, excluding depreciation and amortization	7	117,910	19,197	(680)	136,434
General and administrative	26,424	6,147	4,224	—	36,795
Sales and marketing	452	21,860	4,237	—	26,549
Depreciation and amortization	1,027	23,977	3,220	—	28,224

Total operating expenses	27,910	169,894	30,878	(680)	228,002
(Loss) income from operations	(27,910)	49,721	657	—	22,468

Other (expenses) income:
Interest expense	(29,479)	(468)	(386)	353	(29,980)
Interest income	1,330	184	171	(353)	1,332
Change in fair value of derivatives	(3,886)	—	—	—	(3,886)
Financing charges and other	6	(15)	(573)	—	(582)

Total other expenses	(32,029)	(299)	(788)	—	(33,116)

(Loss) income before income taxes	(59,939)	49,422	(131)	—	(10,648)
Income taxes (benefit) expense	(898)	—	819	—	(79)

Net (loss) income	$(59,041)	$49,422	$(950)	$—	$(10,569)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Operations for the Year Ended March 31, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$—	$163,443	$24,136	$(165)	$187,414

Expenses:
Costs of revenues, excluding depreciation and amortization	7	86,574	14,470	(165)	100,886
General and administrative	22,284	6,689	3,294	—	32,267
Sales and marketing	623	16,786	3,478	—	20,887
Depreciation and amortization	523	15,570	2,592	—	18,685

Total operating expenses	23,437	125,619	23,834	(165)	172,725

(Loss) income from operations	(23,437)	37,824	302	—	14,689

Other (expenses) income:
Interest expense	(29,352)	(2,712)	(41)	—	(32,105)
Interest income	4,564	379	288	—	5,231
Change in fair value of derivatives	(1,107)	—	—	—	(1,107)
Financing charges and other	(1,173)	—	—	—	(1,173)
Loss on early extinguishment of debt	(24,226)	(2,724)	—	—	(26,950)

Total other (expenses) income	(51,294)	(5,057)	247	—	(56,104)

(Loss) income before income taxes	(74,731)	32,767	549	—	(41,415)
Income taxes expense	325	9	479	—	813

Net (loss) income	$(75,056)	$32,758	$70	$—	$(42,228)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Cash Flows for the Year Ended March 31, 2010
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net (loss) income	$(48,069)	$13,281	$3,115	$—	$(31,673)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,025	31,698	4,159	—	37,882
Loss on early extinguishment of debt	10,275	—	—	—	10,275
Change in fair value of derivatives	1,464	—	—	—	1,464
Gain on currency translation effect	—	—	(856)	—	(856)
Accretion on debt, net	2,673	—	—	—	2,673
Amortization of debt issue costs	657	107	—	—	764
Provision for doubtful accounts	—	2,181	—	—	2,181
Interest payment in kind on secured loans and convertible debt	395	—	—	—	395
Share-based compensation	3,641	5,596	311	—	9,548
Settlement of interest rate swaps	(8,360)	—	—	—	(8,360)
(Increase) decrease in:
Accounts receivable	(7)	(14,478)	(845)	—	(15,330)
Capital lease receivable, net of unearned interest	—	382	—	—	382
Restricted cash	(12)	954	(310)	—	632
Prepaid expenses and other assets	64	(1,224)	(6,176)	—	(7,336)
(Decrease) increase in:
Accounts payable and other current liabilities	16,858	(4,482)	942	—	13,318
Deferred revenue	—	2,708	430	—	3,138
Deferred rent and other liabilities	1,469	1,806	86	—	3,361

Net cash (used in) provided by operating activities	(16,927)	38,529	856	—	22,458

Cash flows from investing activities:
Purchase of property and equipment	(882)	(100,563)	(17,136)	—	(118,581)
Acquisition of DS3 DataVaulting, LLC, net of cash acquired	—	(12,037)	—	—	(12,037)

Net cash used in investing activities	(882)	(112,600)	(17,136)	—	(130,618)

Cash flows from financing activities:
Payment on secured loans and convertible debt	(290,930)	—	—	—	(290,930)
Intercompany activity, net	(91,933)	75,734	16,199	—	—
Payments of debt issuance costs	(3,544)	(1)	—	—	(3,545)
Proceeds from issuance of common stock	20,883	—	—	—	20,883
Proceeds from issuance of secured loans	386,963	—	—	—	386,963
Payments of preferred stock dividends	(924)	—	—	—	(924)
Payments under capital lease obligations	(1,104)	(2,229)	(187)	—	(3,520)

Net cash provided by financing activities	19,411	73,504	16,012	—	108,927

Effect of foreign currency exchange rate on cash and cash equivalents	—	(279)	1,194	—	915

Net increase (decrease) in cash and cash equivalents	1,602	(846)	926	—	1,682
Cash and cash equivalents at beginning of period	41,895	1,363	8,528	—	51,786

Cash and cash equivalents at end of period	$43,497	$517	$9,454	$—	$53,468

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Cash Flows for the Twelve Months Ended March 31, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net (loss) income	$(59,041)	$49,422	$(950)	$—	$(10,569)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,027	23,977	3,220	—	28,224
Change in fair value of derivatives	3,886	—	—	—	3,886
Loss on currency translation effect	—	—	700	—	700
Accretion on debt, net	3,476	—	—	—	3,476
Amortization of debt issue costs	2,188	79	—	—	2,267
Provision for doubtful accounts	—	3,128	—	—	3,128
Interest payment in kind on secured loans and convertible debt	4,812	—	—	—	4,812
Share-based compensation	3,689	4,040	—	—	7,729
(Increase) decrease in:
Accounts receivable	1	4,717	(457)	—	4,261
Capital lease receivables, net of unearned interest	—	1,098	—	—	1,098
Restricted cash	123	(374)	—	—	(251)
Prepaid expenses and other assets	52	1,790	(906)	—	936
(Decrease) Increase in:
Accounts payable and other current liabilities	1,869	(7,910)	1,311	—	(4,730)
Deferred revenue	—	823	808	—	1,631
Deferred rent and other liabilities	2,620	1,508	167	—	4,295

Net cash (used in) provided by operating activities	(35,298)	82,298	3,893	—	50,893

Cash flows from investing activities:
Purchase of property and equipment	(1,959)	(81,443)	(6,981)	—	(90,383)
Repayment of notes receivable	48	(4)	—	—	44

Net cash used in investing activities	(1,911)	(81,447)	(6,981)	—	(90,339)

Cash flows from financing activities:
Payments on secured loans and convertible debt	(1,500)	—	—	—	(1,500)
Payments of debt issuance costs	(60)	—	—	—	(60)
Proceeds from issuance of common stock	3	—	—	—	3
Intercompany activity, net	(6,473)	(1,005)	7,478	—	—
Payments of preferred stock dividends	(781)	—	—	—	(781)
Payments under capital lease obligations	(645)	(1,140)	(243)	—	(2,028)

Net cash (used in) provided by financing activities	(9,456)	(2,145)	7,235	—	(4,366)

Effect of foreign currency exchange rates on cash and cash equivalents	(4)	470	(1,858)	—	(1,392)

Net (decrease) increase in cash and cash equivalents	(46,669)	(824)	2,289	—	(45,204)
Cash and cash equivalents at beginning of period	88,564	2,187	6,239	—	96,990

Cash and cash equivalents at end of period	$41,895	$1,363	$8,528	$—	$51,786

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Cash Flows for the Year Ended March 31, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net (loss) income	$(75,056)	$32,758	$70	$—	$(42,228)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	523	15,570	2,592	—	18,685
Loss on early extinguishment of debt	24,226	2,724	—	—	26,950
Change in fair value of derivatives	1,107	—	—	—	1,107
Accretion on debt, net	3,546	426	—	—	3,972
Amortization of debt issue costs	1,292	227	—	—	1,519
Provision for doubtful accounts	—	1,555	—	—	1,555
Interest payment in kind on secured loans and convertible debt	3,984	168	—	—	4,152
Share-based compensation	2,157	1,806	—	—	3,963
(Increase) decrease in:			—
Accounts receivable	(3)	(15,734)	(1,562)	—	(17,299)
Capital lease receivable, net of unearned interest	—	2,042	—	—	2,042
Restricted cash	(117)	212	—	—	95
Prepaid expenses and other assets	147	(3,380)	86	—	(3,147)
(Decrease) increase in:
Accounts payable and other current liabilities	(762)	(8,169)	1,119	—	(7,812)
Deferred revenue	—	3,510	670	—	4,180
Deferred rent and other liabilities	93	124	176	—	393

Net cash (used in) provided by operating activities	(38,863)	33,839	3,151	—	(1,873)

Cash flows from investing activities:
Purchase of property and equipment	(535)	(77,148)	(2,354)	—	(80,037)
Acquisition of Data Return LLC, net of cash acquired	(68,681)	303	(247)	—	(68,625)
Acquisition of Accris Corporation, net of cash acquired	(791)	109	—	—	(682)
Repayments of notes receivable	154	—	—	—	154

Net cash used in investing activities	(69,853)	(76,736)	(2,601)	—	(149,190)

Cash flows from financing activities:
Payments on secured loans and convertible debt	(48,124)	(52,421)	—	—	(100,545)
Intercompany activity, net	(98,564)	95,968	2,596	—	—
Payments of debt issuance costs	(8,835)	—	—	—	(8,835)
Proceeds from issuance of common stock	4,405	—	—	—	4,405
Proceeds from issuance of secured loans	249,500	—	—	—	249,500
Payments of preferred stock dividends	(599)	—	—	—	(599)
Payments under capital lease obligations	(188)	(983)	(406)	—	(1,577)
Proceeds from exercise of stock options and warrants	613	—	—	—	613

Net cash provided by (used in) financing activities	98,208	42,564	2,190	—	142,962

Net (decrease) increase in cash and cash equivalents	(10,508)	(333)	2,740	—	(8,101)
Cash and cash equivalents at beginning of period	99,072	2,520	3,499	—	105,091

Cash and cash equivalents at end of period	$88,564	$2,187	$6,239	$—	$96,990

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Subsequent Events

On April 28, 2010, the Company completed the offering of $50 million aggregate principal amount of our 12% Senior Secured Notes due 2017. These notes are part of the same series as the $420 million aggregate principal amount of 12% Senior Secured Notes that we issued on June 24, 2009. The Company pays interest on the aggregate $470 million principal amount of the 12% Senior Secured Notes semi-annually in cash in arrears on June 15 and December 15 of each year at the rate of 12% per annum. These notes mature on June 15, 2017.