Form 10-Q
period 2010-06-30
TERREMARK WORLDWIDE INC.
filed 2010-08-12
CIK 912890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2010
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

As of August 10, 2010, there were 65,710,348 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	March 31,
	2010	2010

ASSETS
Current assets:
Cash and cash equivalents	$52,318	$53,468
Accounts receivable, net	56,873	50,266
Current portion of capital lease receivables	388	418
Prepaid expenses and other current assets	14,414	12,605

Total current assets	123,993	116,757
Restricted cash	1,871	1,959
Property and equipment, net	429,563	404,656
Debt issuance costs, net	4,905	3,384
Other assets	12,551	15,384
Capital lease receivables, net of current portion	231	235
Intangibles, net	11,282	11,759
Goodwill	96,112	96,112

Total assets	$680,508	$650,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$5,473	$4,919
Accounts payable and other current liabilities	70,259	91,948

Total current liabilities	75,732	96,867
Secured loans	444,404	388,835
Convertible debt	57,192	57,192
Deferred rent and other liabilities	23,926	18,351
Deferred revenue	8,657	8,514

Total liabilities	609,911	569,759

Commitments and contingencies	—	—

Stockholders’ equity:
Series I convertible preferred stock: $0.001 par value, 310 and 312 shares issued and outstanding (liquidation value of approximately $8.0 million)	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized; 65,381,517 and 65,058,331 shares issued and outstanding	65	65
Common stock warrants	8,901	8,901
Additional paid-in capital	458,396	456,860
Accumulated deficit	(394,935)	(384,667)
Accumulated other comprehensive loss	(1,830)	(672)

Total stockholders’ equity	70,597	80,487

Total liabilities and stockholders’ equity	$680,508	$650,246

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2010	2009

Revenues	$79,047	$65,761

Expenses:
Cost of revenues, excluding depreciation and amortization	43,645	36,725
General and administrative	10,515	8,236
Sales and marketing	8,567	6,276
Depreciation and amortization	11,689	8,872

Total operating expenses	74,416	60,109

Income from operations	4,631	5,652

Other (expenses) income:
Interest expense	(14,219)	(9,064)
Loss on early extinguishment of debt	—	(10,275)
Change in fair value of derivatives	25	(1,500)
Interest income	107	93
Other	(313)	490

Total other expenses	(14,400)	(20,256)

Loss before income taxes	(9,769)	(14,604)
Income tax expense	(499)	(574)

Net loss	(10,268)	(15,178)
Preferred dividend	(233)	(234)

Net loss attributable to common stockholders	$(10,501)	$(15,412)

Net loss per common share:
Basic and diluted	$(0.16)	$(0.25)

Weighted average common shares outstanding — basic and diluted	65,201	61,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

		Common
		Stock Par					Accumulated
	Preferred	Value		Common	Additional		Other
	Stock	Issued		Stock	Paid-In	Accumulated	Comprehensive
	Series I	Shares	Amount	Warrants	Capital	Deficit	Loss	Total

Balance at March 31, 2010	$—	65,058	$65	$8,901	$456,860	$(384,667)	$(672)	$80,487
Components of comprehensive loss:
Net loss	—	—	—	—	—	(10,268)	—	(10,268)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,158)	(1,158)

Total comprehensive loss								(11,426)
Dividends on preferred stock	—	—	—	—	(233)	—	—	(233)
Issuance of common stock in settlement of share-based awards	—	323	—	—	(146)	—	—	(146)
Share-based compensation	—	—	—	—	1,915	—	—	1,915

Balance at June 30, 2010	$—	65,381	$65	$8,901	$458,396	$(394,935)	$(1,830)	$70,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(10,268)	$(15,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,689	8,872
Loss on early extinguishment of debt	—	10,275
Change in fair value of derivatives	(25)	1,500
Loss on currency translation effect	15	—
Accretion on debt, net	569	829
Amortization of debt issuance costs	94	598
Provision for doubtful accounts	1,049	263
Interest payment in kind on secured loans	—	395
Share-based compensation	2,739	2,032
Settlement of interest rate swaps	—	(8,360)
(Increase) decrease in:
Accounts receivable	(7,807)	(6,011)
Capital lease receivables, net of unearned interest	29	105
Restricted cash	88	1,060
Prepaid expenses and other assets	(2,678)	(2,373)
(Decrease) increase in:
Accounts payable and other current liabilities	(16,979)	(7,556)
Deferred revenue	2,218	3,339
Deferred rent and other liabilities	1,143	2,320

Net cash used in operating activities	(18,124)	(7,890)

Cash flows from investing activities:
Purchase of property and equipment	(42,580)	(11,670)

Net cash used in investing activities	(42,580)	(11,670)

Cash flows from financing activities:
Payments on secured loans and convertible debt	—	(290,930)
Proceeds from financing lease	7,002	—
Payments of preferred stock dividends	(233)	(221)
Payments of debt issuance costs	(957)	(391)
Proceeds from issuance of secured notes	55,000	386,963
Payments under capital lease obligations	(1,145)	(778)
Proceeds from issuance of common stock	159	19,971

Net cash provided by financing activities	59,826	114,614

Effect of foreign currency exchange rates on cash and cash equivalents	(272)	389

Net (decrease) increase in cash and cash equivalents	(1,150)	95,443
Cash and cash equivalents at beginning of period	53,468	51,786

Cash and cash equivalents at end of period	$52,318	$147,229

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization

Terremark Worldwide, Inc. and subsidiaries (“Terremark” or the “Company”) is a global provider of managed IT solutions leveraging its highly connected carrier-neutral data centers across major networking hubs in the United States, Europe and Latin America. The Company delivers a comprehensive suite of managed solutions including colocation, managed hosting, managed network, disaster recovery, security and cloud computing services. Terremark serves approximately 1,400 customers worldwide across a broad range of sectors, including enterprise, government agencies, systems integrators, network service providers, internet content and portal companies and internet infrastructure companies. The Company delivers its solutions through specialized data centers, including its three primary facilities: NAP of the Americas in Miami, Florida; NAP of the Capital Region in Culpeper, Virginia outside downtown Washington, D.C.; and NAP of the Americas/West in Santa Clara, California.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Terremark’s 2010 Annual Report on Form 10-K and should be read in conjunction with Terremark’s audited consolidated financial statements and notes. The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations, cash flows and changes in stockholders equity for the periods presented have been included. The operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

Correction of Immaterial Error Related to Prior Periods

In connection with the preparation of the June 30, 2010 Form 10-Q, an error was identified in the calculation and presentation of the changes in Accounts Payable and Other Current Liabilities and Purchase of Property and Equipment line items in the statement of cash flows. The Company reviewed the impact of this error on the prior periods in accordance with FASB and SEC guidance and determined that the error was not material to the prior periods. However, the Company has revised the statement of cash flows for the three months ended June 30, 2009 by increasing net cash used in investing activities for the Purchase of Property and Equipment and decreasing cash flows used in operating activities in Accounts Payable and Other Current Liabilities by approximately $2.0 million. During the coming fiscal year, the Company will also correct the prior comparative periods as follows (in thousands):

	Year Ended	Nine Months Ended	Six Months Ended	Year Ended
	March 31, 2010	December 31, 2009	September 30, 2009	March 31, 2009

Cash flows from operating activities:
Accounts payable and other current liabilities	$(9,070)	$4,318	$(2,555)	$13,672

Cash flows from investing activities:
Purchase of property and equipment	$9,070	$(4,318)	$2,555	$(13,672)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Reclassifications

Certain reclassifications have been made to the prior period’s condensed consolidated financial statements to conform to the current presentation.

Significant concentrations

The federal sector which includes federal government agencies and non-government entities that contract with the federal government, accounted for revenues of approximately 20% and 22% for the three months ended June 30, 2010 and 2009, respectively. No commercial customer accounted for more than 10% of revenues for the three months ended June 30, 2010 and 2009, respectively.

Derivatives

The Company has, in the past, used financial instruments, including interest cap agreements and interest rate swap agreements, to manage exposures to movements in interest rates. The use of these financial instruments modifies the Company’s exposure to these risks and is designed to minimize such risks. The Company does not hold or issue derivative instruments for trading purposes.

The Company entered into two interest rate swap agreements as required under the provisions of the $250.0 million mortgage loan entered into on July 31, 2007. The interest rate swaps were settled on June 24, 2009. See Note 11.

The Company’s 6.625% Senior Convertible Notes, due June 15, 2013, (the “6.625% Senior Convertible Notes”) and aggregate principal amount of $50.0 million 12% Senior Secured Notes (the “$50.0 million 12% Senior Secured Notes”) contain embedded derivatives that require separate valuation. The Company recognizes these derivatives as assets or liabilities on its balance sheet, measures them at their estimated fair value and recognizes changes in their estimated fair value in earnings for the relevant period.

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

Construction in progress

The following table sets forth total interest cost incurred and total interest cost capitalized (in thousands):

	Three Months Ended
	June 30,
	2010	2009

Interest expense	$14,219	$9,064
Interest capitalized	1,294	176

Interest charges incurred	$15,513	$9,240

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Fair value of financial instruments

The fair value of secured loans and convertible debt is as follows (in thousands):

	June 30, 2010		March 31, 2010
	Book Value	Fair Value	Book Value	Fair Value

Secured loans:
$420.0 million 12% Senior Secured Notes	$389,489	$471,551	$388,835	$481,491
$50.0 million 12% Senior Secured Notes	54,915	56,004	—	—

	$444,404	$527,555	$388,835	$481,491

Convertible debt:
6.625% Senior Convertible Notes	57,192	58,895	57,192	59,062

The book value for the Company’s secured loans and convertible debt is net of the unamortized discount or premium to debt principal. See Notes 9 and 10.

Fair value measurements

The table below summarizes the fair values of our financial assets (liabilities) as of June 30, 2010 (in thousands):

	Fair Value at
	June 30,	Fair Value Measurement Using
	2010	Level 1	Level 2	Level 3

Money market fund	$31,111	$31,111	$—	$—
Embedded derivatives	(270)	—	—	(270)

	$30,841	$31,111	$—	$(270)

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

Embedded derivatives — these instruments are embedded within the Company’s 6.625% Senior Convertible Notes and $50.0 million 12% Senior Secured Notes. These instruments were valued using pricing models that incorporate the Company’s stock price, credit risk, volatility, U.S. risk free interest rate, transaction details such as contractual terms, maturity and amount of future cash inflows, as well as assumptions about probability and the timing of certain events taking place in the future. These embedded derivatives are included in deferred rent and other liabilities. For a summary of the changes in the fair value of these embedded derivatives, see Note 11.

Effective April 1, 2009, the Company adopted the provisions of accounting standards for fair value measurements for our nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. Nonfinancial assets such as goodwill, other intangible assets, and long-lived assets held and used are measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized or for a business combination.

Recent accounting pronouncements

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

In January 2010, the FASB issued guidance that establishes general standards of accounting which amends the use of fair value measures and the related disclosures. This guidance requires new disclosures for transfers in and out of Level 1 and Level 2 fair value measurements. This guidance is effective for the Company for the three months ending September 30, 2010. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements, if any.

3.	Acquisitions

On November 12, 2009, the Company entered into a purchase agreement to acquire all issued and outstanding equity interests in DS3 DataVaulting, LLC, a data management solutions provider, for a final purchase price of $12.1 million in cash. The final purchase price included a working capital adjustment of $0.6 million paid to the sellers on March 1, 2010. Pursuant to the purchase agreement, the sellers agreed to indemnify the Company for certain potential contractual obligations. In accordance with the terms of the related escrow agreement, $1.5 million of the purchase price was placed into an escrow account to secure such indemnification obligations. The escrow agreement ends on May 11, 2011, at which time the remaining funds would be distributed to the sellers. This data management solutions provider delivers offsite, online data backup and restore services, which enable enterprises and government agencies to rapidly and securely backup and restore files, databases and operating systems. The costs to acquire the data management solutions provider were allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their respective fair values and any excess were allocated to goodwill. The following summarizes the allocation of the purchase price as of June 30, 2010 (in thousands):

Cash and cash equivalents	$44
Accounts receivable, net	827
Prepaid and other current assets	258
Property and equipment	1,690
Intangibles	825
Goodwill	9,923
Accounts payable and accrued expenses	(398)
Deferred revenue	(162)
Capital lease obligations	(926)

Net assets acquired	$12,081

4.	Accounts Receivable

	June 30,	March 31,
	2010	2010

Accounts receivable, net, consists of (in thousands):
Accounts receivable	$45,674	$39,359
Unbilled revenue	12,726	12,182
Allowance for doubtful accounts	(1,527)	(1,275)

	$56,873	$50,266

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Unbilled revenue consists of revenues earned for which the customer has not been billed.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.	Prepaid Expenses and Other Assets

	June 30,	March 31,
	2010	2010

Prepaid expenses and other assets consists of (in thousands):
Prepaid expenses	$4,944	$4,741
Deferred costs	10,747	8,758
Deposits	4,600	4,476
Prepaid ground lease	—	3,602
Deferred rent	1,382	1,364
Other	2,610	2,376
Tenant allowance	1,410	1,418
Deferred tax asset	1,016	949
Interest and other receivables	256	305

	26,965	27,989
Less: current portion	(14,414)	(12,605)

	$12,551	$15,384

6.	Property and Equipment

	June 30,	March 31,
	2010	2010

Property and equipment, net, consists of (in thousands):
Land	$23,268	$18,336
Building	147,677	140,751
Building and leasehold improvements	94,250	81,433
Machinery	175,504	165,035
Equipment, furniture and fixtures	88,149	82,646
Construction in progress	25,311	30,521

	554,159	518,722
Less: accumulated depreciation and amortization	(124,596)	(114,066)

	$429,563	$404,656

Depreciation and amortization expense, excluding amortization of intangible assets (see note 7), was $11.2 million and $8.3 million for the three months ended June 30, 2010 and 2009, respectively.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.	Intangibles

	Amortization	June 30,	March 31,
	Period (Years)	2010	2010

Intangibles, net, consists of (in thousands):
Customer base	8-10	$9,125	$9,125
Technology	4-5	6,400	6,400
Trademarks	—	4,100	4,100
Non-compete agreements	3	100	100

		19,725	19,725
Less: accumulated amortization		(8,443)	(7,966)

		$11,282	$11,759

The Company expects to record amortization expense associated with these intangible assets as follows for each of the fiscal years ended (in thousands):

	Customer
	Base	Technology

2011 (nine months remaining)	$806	$600
2012	1,075	800
2013	1,075	120
2014	1,075	—
2015	1,075	—
2016	556	—

	$5,662	$1,520

Amortization of intangibles was $0.5 million and $0.6 million for the three months ended June 30, 2010 and 2009, respectively which is included in depreciation and amortization expense in the Company’s accompanying condensed consolidated financial statements.

8.	Accounts Payable and Other Current Liabilities

	June 30,	March 31,
	2010	2010

Accounts payable and other current liabilities consists of (in thousands):
Accounts payable	$37,932	$45,934
Accrued expenses	16,207	17,121
Current portion of deferred revenue	9,498	7,138
Interest payable	2,529	17,308
Customer prepayments	4,093	4,447

	$70,259	$91,948

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.	Secured Loans

	June 30,	March 31,
	2010	2010

Secured loans consist of (in thousands):
$420.0 million 12% Senior Secured Notes, due June 15, 2017. Interest is payable semi-annually, on December 15 and June 15 (Effective interest rate of 13.8%)	$389,489	$388,835
$50.0 million 12% Senior Secured Notes, due June 15, 2017. Interest is payable semi-annually, on December 15 and June 15 (Effective interest rate of 10.6%)	54,915	—

	$444,404	$388,835

On June 24, 2009 and April 28, 2010 (collectively the “Closing Dates”), the Company issued an aggregate principal amount of $420.0 million (“$420.0 million 12% Senior Secured Notes”) and $50.0 million, respectively, of 12% Senior Secured Notes, due June 15, 2017 (collectively the “12% Senior Secured Notes”), which are guaranteed by substantially all of the Company’s domestic subsidiaries (the “Guarantors”). Additionally, the 12% Senior Secured Notes are secured by a first priority security interest in substantially all of the assets of the Company and the Guarantors, including the pledge of 100% of all outstanding capital stock of each of the Company’s domestic subsidiaries, excluding Terremark Federal Group, Inc. and Technology Center of the Americas, LLC, and 65% of all outstanding capital stock of substantially all of the Company’s foreign subsidiaries, subject to certain customary exceptions relating to our ability to remove the pledge with respect to certain significant subsidiaries which would otherwise result in additional audit requirements under SEC accounting rules such as providing additional audited financial statements for these subsidiaries. The 12% Senior Secured Notes bear interest at 12.0% per annum, payable on December 15 and June 15 of each year. In the event of a change in control of the Company, the Company must offer to purchase all 12% Senior Secured Notes then outstanding at a price equal to 101% of their principal amount, plus accrued interest (if any), to the date of repurchase.

The loan proceeds for the $420.0 million 12% Senior Secured Notes were used to satisfy and repay all of the Company’s outstanding secured indebtedness, including (i) loans under the First Lien Credit Agreement, with a face value of $150.0 million, due August 15, 2012, (ii) loans under the Second Lien Credit Agreement (together with the First Lien Credit Agreement, the “Credit Agreements”), with a face value of $100.0 million, due February 2, 2013, and (iii) $8.4 million for the settlement of the two interest rate swap agreements that were entered into in connection with the Credit Agreements. The Company paid prepayment premiums of $2.2 million to the holders of the Second Lien Credit Agreement in connection with this financing transaction. The Company expects to use the remainder of the proceeds to fund working capital and other general operational purposes.

The repayment of the amounts outstanding under the Credit Agreements was accounted for as an exchange and early extinguishment of debt, and the $420.0 million 12% Senior Secured Notes was accounted for as a new debt instrument at $387.0 million, net of original issue discount of $33.0 million that included $12.5 million in fees paid to initial purchasers of the notes. The exchange of debt instruments resulted in a loss on the early extinguishment of debt of $10.3 million for the three months ended June 30, 2009. The loss included $7.0 million of unamortized deferred financing costs, $2.3 million of prepayment penalties related to the Second Lien Credit Agreement, breakage fees related to the settlement of the interest rate swaps and $1.0 million of unamortized discount.

In addition, the Company recorded $3.5 million of debt issuance costs related to the $420.0 million 12% Senior Secured Notes. For the three months ended June 30, 2010 and 2009, the Company amortized $0.7 million and less than $0.1 million of the discount and less than $0.1 million and less than $0.1 million of the debt issuance costs into interest expense, respectively.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The $50.0 million 12% Senior Secured Notes was accounted for as a new debt instrument at $55.0 million, net of premium that included $1.0 million in fees paid to initial purchaser of the notes. The $50.0 million 12% Senior Secured Notes were issued with a substantial premium to par and as a result, the Company determined that the change in control provision would be bifurcated and accounted for separately. The Company has estimated that this embedded derivative does not have significant value, see Note 11. In addition, the Company recorded $1.6 million of debt issuance costs related to the $50.0 million 12% Senior Secured Notes. For the three months ended June 30, 2010, the Company amortized less than $0.1 million of the premium and less than $0.1 million of the debt issuance costs into interest expense.

The Company expects to use the proceeds from the issuance of the $50.0 million 12% Senior Secured Notes for working capital and other general corporate purposes.

10.	Convertible Debt

	June 30,	March 31,
	2010	2010

Convertible debt consists of (in thousands):
6.625% Senior Convertible Notes, due June 15, 2013, and convertible into shares of the Company’s common stock at $12.50 per share. Interest at 6.625% is payable semi-annually, on December 15 and June 15 (Effective interest rate of 6.6%)	$57,192	$57,192

	$57,192	$57,192

On June 15, 2009, all outstanding obligations under the Company’s 0.5% Senior Subordinated Convertible Notes, (the “Series B Notes”) with a face value of $4.0 million were satisfied and repaid at maturity. On the maturity date, the Company paid $4.1 million to the holders of the Series B Notes, representing the principal amount, including interest paid in kind, and all accrued and unpaid interest. On June 15, 2009, we repaid and satisfied at maturity all outstanding obligations under our 9% Senior Convertible Notes with a face value of $29.1 million. On the maturity date, the Company paid $30.4 million to the holders of such notes, representing $29.1 million of principal and $1.3 million of accrued and unpaid interest.

The 6.625% Senior Convertible Notes, which were issued on May 2, 2007 in a private exchange for $57.2 million aggregate principal amount of our then outstanding 9% Senior Convertible Notes, are unsecured obligations and rank pari passu with all existing and future unsecured and unsubordinated indebtedness, senior in right of payment to all existing and future subordinated indebtedness, and rank junior to any future secured indebtedness. If there is a change in control, the holders of the 6.625% Senior Convertible Notes have the right to require the Company to repurchase their notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest to and including the date of repurchase. If a holder surrenders notes for conversion at any time beginning on the effective notice of a change in control in which 10% or more of the consideration for the Company’s common stock consists of cash, the Company will increase the number of shares issuable upon such conversion by an amount not to exceed 5,085,513 additional shares. The number of additional shares is based on the date on which the partial cash buy-out becomes effective and the price paid or deemed to be paid per share of the Company’s common stock in the change of control. If the Company issues a cash dividend on its common stock, it must pay contingent on the 6.625% Senior Convertible Notes equal to the product of the per share cash dividend and the aggregate number of shares of common stock issuable upon conversion of the outstanding 6.625% Senior Convertible Notes.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.	Derivatives

The Company’s $50.0 million 12% Senior Secured Notes contain an embedded derivative that requires separate valuation from the $50.0 million 12% Senior Secured Notes: a contingent put upon change in control which is described in Note 9.

The Company’s 6.625% Senior Convertible Notes contain two embedded derivatives that require separate valuation from the 6.625% Senior Convertible Notes: an equity participation right and a contingent put upon change in control, each of which is described in Note 10.

As of June 30 and March 31, 2010, the outstanding embedded derivatives relating to the 6.625% Senior Convertible Notes and $50.0 million 12% Senior Secured Notes, amounted in the aggregate to a liability of $0.3 million.

On February 8, 2008, the Company entered into two interest rate swap agreements as required under the provisions of the Credit Agreements. One of the interest rate swap agreements was effective March 31, 2008 for a notional amount of $148.0 million and a fixed interest rate of 2.999%. Interest payments on this instrument were due on the last day of each March, June, September and December, ending on December 31, 2010. The second interest rate swap agreement entered into was effective on July 31, 2008 for a notional amount of $102.0 million and a fixed interest rate of 3.067%. Interest payments on this instrument were due on the last day of each January, April, July and October, ending on January 31, 2011. The interest rate swap agreements served as an economic hedge against increases in interest rates and were not designated as hedges for accounting purposes. Accordingly, the Company accounted for these interest rate swap agreements on a fair value basis and adjusts these instruments to fair value and the resulting changes in fair value were charged to earnings.

In connection with the repayment of the Credit Agreements on June 24, 2009, the interest rate swap agreements were unwound and settled for $8.4 million payable to the holders. The Company recorded $0.9 million of interest expense related to the interest rate swap agreements for the three months ended June 30, 2009.

12.	Deferred Rent and Other Liabilities

	June 30,	March 31,
	2010	2010

Deferred rent and other liabilities consists of (in thousands):
Deferred rent	$11,478	$10,449
Long-term portion of capital lease obligations	10,292	5,751
Deferred tax liability	1,543	1,543
Other liabilities	613	608

	$23,926	$18,351

During the three months ended June 30, 2010, the Company entered into sale leaseback financing for the Company’s Amsterdam, Netherlands property which resulted in net proceeds of $7.0 million. This transaction was accounted for as a financing lease, wherein the property remains on the Company’s financial statements. This lease is in connection with the construction of a new data center in Amsterdam. No gains or losses resulted from this transaction. The Company effected such financing using a subsidiary that was designated as an “unrestricted subsidiary” as permitted under the terms of the indenture governing its secured notes to ensure compliance with its terms.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

13.	Commitments and Contingencies

In the ordinary course of conducting business, we become involved in various legal actions and claims. Litigation is subject to many uncertainties and the Company may be unable to accurately predict the outcome of such matters, some of which could be decided unfavorably to us. The Company’s participation in government contracts subjects us to inquiries, investigations and subpoenas regarding our business with the federal government. Improper or illegal activities may subject us to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies. Management does not believe the ultimate outcome of pending matters of the nature described above would be material.

14.	Changes in Stockholders’ Equity

Issuance of Common stock

For the three months ended June 30, 2010, the Company issued an aggregate of 316,519 shares of its common stock to certain employees upon the exercise of stock options and vesting of restricted stock. Issued shares were net of shares surrendered to satisfy the employees’ withholding tax liability.

On May 29, 2009, in a private transaction, we sold to VMware Bermuda Limited, a wholly-owned subsidiary of VMware, Inc. (“VMware”), four million shares of our common stock at a purchase price of $5.00 per share, for a total purchase price equal to $20 million. As part of the VMware vCloud Initiative, the two companies have worked together to provide leading-edge utility and cloud computing services to the enterprise and federal markets and continue to jointly cooperate to create and launch cloud infrastructure services. For the three months ended June 30, 2010 and 2009, we paid to VMware $0.1 million in software licensing and other fees.

15.	Earnings (Loss) Per Share

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods indicated (in thousands):

	Three Months Ended
	June 30,
	2010	2009

9% Senior Convertible Notes	—	1,938
Common stock warrants	2,018	2,028
Common stock options	2,251	2,295
Nonvested stock	2,283	1,283
Series I convertible preferred stock	1,066	1,073
6.625% Senior Convertible Notes	4,575	4,575
0.5% Senior Subordinated Convertible Notes	—	491

16.	Share-based Compensation

Option Awards

On May 19, 2010, the Company granted 116,650 of stock options to purchase shares of its common stock with an exercise price of $7.65 to members of the Company’s Board of Directors.

Nonvested Stock Awards

The Company records the intrinsic value of the nonvested stock as additional paid-in capital. Share-based compensation expense is recognized ratably over the applicable vesting period. As of June 30, 2010, the future

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

compensation expense related to nonvested stock that will be recognized is approximately $11.0 million. The cost is expected to be recognized over a weighted average period of 2.0 years. The Company recognized approximately $1.7 million and $1.0 million of share-based compensation expense, associated with nonvested stock, for the three months ended June 30, 2010 and 2009, respectively. A summary of the Company’s nonvested stock as of June 30, 2010 and changes during the three months ended June 30, 2010 is presented below (in thousands, except for per share data):

		Weighted Average
		Grant Date
	Shares	Fair Value

Outstanding at April 1, 2010	2,430	$6.54
Granted	34	6.92
Vested	(289)	7.64
Forfeited	(39)	7.65

Outstanding at June 30, 2010	2,136	$6.65

Share-based Compensation Recognized in the Statement of Operations

The following table presents, by operating expense category, the Company’s share-based compensation expense recognized for all outstanding equity awards (in thousands):

	Three Months Ended
	June 30,
	2010	2009

Cost of revenues	$947	$917
General and administrative	1,523	936
Sales and marketing	269	179

	$2,739	$2,032

17.	Related Party Transactions

Following is a summary of transactions for the three months ended June 30, 2010 and 2009 and other receivable balances from a corporation controlled by a shareholder are included in the accompanying condensed consolidated statements of operations and the accompanying condensed consolidated balance sheets as of June 30, 2010 and March 31, 2010 (in thousands):

	Three Months
	Ended
	June 30,
	2010	2009

Services purchased from related party	$—	$31
Services from Directors	125	100

	June 30,	March 31,
	2010	2010

Other assets	$244	$304

The Company has entered into consulting agreements with three members of the Company’s Board of Directors and an employment agreement with a fourth board member. The consulting agreements provide for a combined annual compensation of $440,000, and the employment agreement provides for an annual compensation

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

of $60,000. These agreements in the aggregate are consistent with the director independence requirements of the Nasdaq Stock Market.

18.	Revenues

	Three Months Ended
	June 30,
	2010	2009

Revenues consist of (in thousands):
Colocation	$32,696	$25,633
Managed and professional services	38,071	33,798
Exchange point services	4,877	4,451
Equipment resales	3,403	1,879

	$79,047	$65,761

Total arrangement consideration for managed web hosting solutions may include the procurement of equipment. Amounts allocated to equipment and software sold under these arrangements and included in managed and professional services were $4.4 million and $2.0 million for the three months ended June 30, 2010 and 2009, respectively.

19.	Information About the Company’s Operating Segment

As of June 30, 2010 and March 31, 2010, the Company had one reportable business segment, which is data center operations. The data center operations segment provides Tier 1 NAP, Internet infrastructure and managed services in a data center environment. Additionally, the segment provides NAP development and technology infrastructure buildout services.

20.	Supplemental Cash Flow Information

	Three Months Ended
	June 30,
	2010	2009

Supplemental disclosures of cash flow information (in thousands):
Cash paid for interest, net of amount capitalized	$26,827	$10,309
Cash paid for income taxes	664	138
Non-cash operating, investing and financing activities:
Assets acquired under capital leases	2,640	2,509
Cancellation and expiration of warrants	—	33
Changes in accrued property and equipment	(8,357)	336
Decrease in other assets related to financing lease	3,226	—

21.	Supplemental Guarantor and Non-Guarantor Financial Information

On June 17, 2010, the Company consummated its registered offer to exchange (the “Exchange Offer”) all outstanding 12% Senior Secured Notes (the “Original Notes”) that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), for new 12% Senior Secured Notes that are registered under the Securities Act (the “New Notes”). The terms of the New Notes are substantially identical to the terms of the Original Notes, except that the New Notes are registered under the Securities Act, and the transfer restrictions and registration rights and related additional interest provisions applicable to the Original Notes do not apply to the New Notes. The New Notes represent the same debt as the Original Notes, and were issued under the same indenture as the Original

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Notes. In connection with the Exchange Offer and the registration of the New Notes under the Securities Act, below are certain consolidating financial statements of the Company, the Guarantors and the Company’s subsidiaries that are not Guarantors. In lieu of providing separate unaudited financial statements of the Guarantors, condensed financial statements prepared in accordance with Rule 3-10 of Regulation S-X are presented below. The column marked “Issuer” includes the results of Terremark Worldwide, Inc. (the “Parent Company”). The column marked “Guarantor Subsidiaries” includes the results of the Guarantors, which consist of all of the Company’s domestic, wholly-owned, subsidiaries. The column marked “Non-Guarantor Subsidiaries” includes results of the company’s subsidiaries that are not Guarantors, which consist primarily of the Company’s foreign subsidiaries. Eliminations necessary to arrive at the information for the Company on a consolidated basis for the periods presented are included in the column so labeled and consist primarily of certain intercompany payments between the Parent Company and the Non-Guarantor Subsidiaries. Separate financial statements and other disclosures concerning the Guarantors are not presented because management has determined that they are not material to investors.

The following represents the supplemental financial statements of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidated Balance Sheet as of June 30, 2010
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Current assets:
Cash and cash equivalents	$35,123	$(39)	$17,234	$—	$52,318
Accounts receivables, net	4	51,186	5,683	—	56,873
Current portion of capital lease receivables	—	388	—	—	388
Prepaid expenses and other current assets	958	10,329	3,127	—	14,414

Total current assets	36,085	61,864	26,044	—	123,993
Investment in subsidiaries	225,570	—	—	(225,570)	—
Intercompany accounts receivable	273,800	(6,438)	4,103	(271,465)	—
Restricted cash	579	1,011	281	—	1,871
Property and equipment, net	6,713	398,455	24,395	—	429,563
Debt issuance costs, net	4,905	—	—	—	4,905
Other assets	904	10,616	1,056	(25)	12,551
Capital lease receivables, net of current portion	—	231	—	—	231
Intangibles, net	—	10,367	915	—	11,282
Goodwill	—	89,169	6,943	—	96,112

Total assets	$548,556	$565,275	$63,737	$(497,060)	$680,508

Current liabilities:
Current portion of capital lease obligations	1,169	4,101	203	—	5,473
Accounts payable and other current liabilities	9,980	51,392	8,897	(10)	70,259

Total current liabilities	11,149	55,493	9,100	(10)	75,732
Intercompany accounts payable	(9,057)	261,339	19,183	(271,465)	—
Secured loans	444,404	—	—	—	444,404
Convertible debt	57,192	—	—	—	57,192
Deferred rent and other liabilities	4,765	14,159	5,002	—	23,926
Deferred revenue	—	6,783	1,889	(15)	8,657

Total liabilities	508,453	337,774	35,174	(271,490)	609,911

Commitments and contingencies	—	—	—	—	—
Stockholders’ equity:
Series I convertible preferred stock	—	—	—	—	—
Common stock	65	—	1,068	(1,068)	65
Common stock warrants	8,901	—	—	—	8,901
Additional paid-in capital	458,398	189,031	35,469	(224,502)	458,396
Accumulated (deficit) earnings	(427,261)	38,471	(6,145)	—	(394,935)
Accumulated other comprehensive loss	—	(1)	(1,829)	—	(1,830)

Total stockholders’ equity	40,103	227,501	28,563	(225,570)	70,597

Total liabilities and stockholders’ equity	$548,556	$565,275	$63,737	$(497,060)	$680,508

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidated Balance Sheet as of March 31, 2010
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Current assets:
Cash and cash equivalents	$43,497	$517	$9,454	$—	$53,468
Accounts receivable, net	9	45,937	4,320	—	50,266
Current portion of capital lease receivable	—	418	—	—	418
Prepaid expenses and other current assets	674	8,606	3,328	(3)	12,605

Total current assets	44,180	55,478	17,102	(3)	116,757
Investment in subsidiaries	224,726	—	—	(224,726)	—
Intercompany accounts receivable	288,644	45,798	4,282	(338,724)	—
Restricted cash	638	1,011	310	—	1,959
Property and equipment, net	6,514	373,112	25,030	—	404,656
Debt issuance costs, net	3,384	—	—	—	3,384
Other assets	904	9,895	4,621	(36)	15,384
Capital lease receivable, net of current portion	—	235	—	—	235
Intangibles, net	—	10,799	960	—	11,759
Goodwill	—	89,169	6,943	—	96,112

Total assets	$568,990	$585,497	$59,248	$(563,489)	$650,246

Current liabilities:
Current portion of capital lease obligations	$1,183	$3,589	$147	$—	$4,919
Accounts payable and other current liabilities	24,412	58,455	9,081	—	91,948

Total current liabilities	25,595	62,044	9,228	—	96,867
Intercompany accounts payable	43,783	276,341	18,600	(338,724)	—
Secured loans	388,835	—	—	—	388,835
Convertible debt	57,192	—	—	—	57,192
Deferred rent and other liabilities	5,074	12,115	1,162	—	18,351
Deferred revenue	—	6,540	2,013	(39)	8,514

Total liabilities	$520,479	$357,040	$31,003	$(338,763)	$569,759

Commitments and contingencies	—	—	—	—	—
Stockholders’ equity:
Series I convertible preferred stock	—	—	—	—	—
Common stock	65	—	1,063	(1,063)	65
Common stock warrants	8,901	—	—	—	8,901
Additional paid-in capital	456,859	189,034	34,630	(223,663)	456,860
Accumulated (deficit) earnings	(417,314)	39,425	(6,778)	—	(384,667)
Accumulated other comprehensive loss	—	(2)	(670)	—	(672)

Total stockholders’ equity	48,511	228,457	28,245	(224,726)	80,487

Total liabilities and stockholders’ equity	$568,990	$585,497	$59,248	$(563,489)	$650,246

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2010
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$7,759	$66,598	$12,922	$(8,232)	$79,047

Expenses:
Costs of revenues, excluding depreciation and amortization	88	36,597	7,433	(473)	43,645
General and administrative	7,615	8,979	1,680	(7,759)	10,515
Sales and marketing	751	6,540	1,276	—	8,567
Depreciation and amortization	519	9,788	1,382	—	11,689

Total operating expenses	8,973	61,904	11,771	(8,232)	74,416

(Loss) income from operations	(1,214)	4,694	1,151	—	4,631

Other (expenses) income:
Interest expense	(14,057)	(5,771)	(56)	5,665	(14,219)
Change in fair value of derivatives	25	—	—	—	25
Interest income	5,661	78	33	(5,665)	107
Other	(312)	50	(51)	—	(313)

Total other expenses	(8,683)	(5,643)	(74)	—	(14,400)

(Loss) income before income taxes	(9,897)	(949)	1,077	—	(9,769)
Income tax expense	(50)	(5)	(444)	—	(499)

Net (loss) income	$(9,947)	$(954)	$633	$—	$(10,268)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$—	$57,673	$8,460	$(372)	$65,761

Expenses:
Costs of revenues, excluding depreciation and amortization	67	32,166	4,864	(372)	36,725
General and administrative	6,609	519	1,108	—	8,236
Sales and marketing	587	4,537	1,152	—	6,276
Depreciation and amortization	625	7,515	732	—	8,872

Total operating expenses	7,888	44,737	7,856	(372)	60,109

Income (loss) from operations	(7,888)	12,936	604	—	5,652

Other (expenses) income:
Interest expense	(8,928)	(130)	(34)	28	(9,064)
Loss on early extinguishment of debt	(10,275)	—	—	—	(10,275)
Change in fair value of derivatives	(1,500)	—	—	—	(1,500)
Interest income	59	37	25	(28)	93
Other	(91)	(21)	602	—	490

Total other (expenses) income	(20,735)	(114)	593	—	(20,256)

(Loss) income before income taxes	(28,623)	12,822	1,197	—	(14,604)
Income tax expense	(171)	—	(403)	—	(574)

Net (loss) income	$(28,794)	$12,822	$794	$—	$(15,178)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidated Statement of Cash Flows for the Three Months Ended June 30, 2010
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net (loss) income	$(9,947)	$(954)	$633	$—	$(10,268)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	519	9,788	1,382	—	11,689
Change in fair value of derivatives	(25)	—	—	—	(25)
Loss on currency translation effect	—	—	15	—	15
Accretion on debt, net	569	—	—	—	569
Amortization of debt issuance costs	94	—	—	—	94
Provision for doubtful accounts	—	1,049	—	—	1,049
Share-based compensation	1,107	1,443	189	—	2,739
Decrease (increase) in:
Accounts receivable	5	(6,298)	(1,514)	—	(7,807)
Capital lease receivable, net of unearned interest	—	29	—	—	29
Restricted cash	59	—	29	—	88
Prepaid expenses and other assets	(285)	(2,459)	66	—	(2,678)
(Decrease) increase in:
Accounts payable and other current liabilities	(13,682)	(2,606)	(691)	—	(16,979)
Deferred revenue	—	1,839	379	—	2,218
Deferred rent and other liabilities	(25)	1,145	23	—	1,143

Net cash (used in) provided by operating activities	(21,611)	2,976	511	—	(18,124)

Cash flows from investing activities:
Purchase of property and equipment	(1,603)	(40,288)	(689)	—	(42,580)

Net cash used in investing activities	(1,603)	(40,288)	(689)	—	(42,580)

Cash flows from financing activities:
Intercompany activity, net	(38,839)	37,420	1,419	—	—
Payments of preferred stock dividends	(233)	—	—	—	(233)
Proceeds from financing lease	—	—	7,002	—	7,002
Payments of debt issuance costs	(957)	—	—	—	(957)
Proceeds from issuance of secured notes	55,000	—	—	—	55,000
Payments under capital lease obligations	(290)	(785)	(70)	—	(1,145)
Proceeds from issuance of common stock	159	—	—	—	159

Net cash provided by financing activities	14,840	36,635	8,351	—	59,826

Effect of foreign currency exchange rates on cash and cash equivalents	—	121	(393)	—	(272)

Net (decrease) increase in cash and cash equivalents	(8,374)	(556)	7,780	—	(1,150)
Cash and cash equivalents at beginning of period	43,497	517	9,454	—	53,468

Cash and cash equivalents at end of period	$35,123	$(39)	$17,234	$—	$52,318

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidated Statement of Cash Flows for the Three Months Ended June 30, 2009
(In thousands)

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net (loss) income	$(28,794)	$12,822	$794	$—	$(15,178)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	625	7,515	732	—	8,872
Change in fair value of derivatives	1,500	—	—	—	1,500
Loss on early extinguishment of debt	10,275	—	—	—	10,275
Accretion on debt, net	829	—	—	—	829
Amortization of debt issuance costs	413	185	—	—	598
Provision for doubtful accounts	—	263	—	—	263
Interest payment in kind on secured loans	395	—	—	—	395
Share-based compensation	784	1,150	98	—	2,032
Settlement of interest rate swaps	(8,360)	—	—	—	(8,360)
(Increase) decrease in:
Accounts receivable	—	(5,252)	(759)	—	(6,011)
Capital lease receivable, net of unearned interest	—	105	—	—	105
Restricted cash	(40)	1,100	—	—	1,060
Prepaid expenses and other assets	333	(2,504)	(202)	—	(2,373)
Increase (decrease) in:	—	—	—	—	—
Accounts payable and other current liabilities	(4,418)	(3,089)	(49)	—	(7,556)
Deferred revenue	—	2,889	450	—	3,339
Deferred rent and other liabilities	1,603	665	52	—	2,320

Net cash (used in) provided by operating activities	(24,855)	15,849	1,116	—	(7,890)
Cash flows from investing activities:
Purchase of property and equipment	(940)	(10,320)	(410)	—	(11,670)

Net cash used in investing activities	(940)	(10,320)	(410)	—	(11,670)
Cash flows from financing activities:
Payments on secured loans and convertible debt	(290,930)	—	—	—	(290,930)
Payments of preferred stock dividends	(221)	—	—	—	(221)
Intercompany activity, net	6,097	(6,311)	214	—	—
Payments under capital lease obligations	(235)	(494)	(49)	—	(778)
Proceeds from issuance of term loan	386,963	—	—	—	386,963
Payments of debt issuance costs	(391)	—	—	—	(391)
Proceeds from issuance of common stock	19,971	—	—	—	19,971

Net cash provided by (used in) financing activities	121,254	(6,805)	165	—	114,614
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	389	—	389

Net increase (decrease) in cash and cash equivalents	95,459	(1,276)	1,260	—	95,443
Cash and cash equivalents at beginning of period	41,895	1,363	8,528	—	51,786

Cash and cash equivalents at end of period	$137,354	$87	$9,788	$—	$147,229

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our Business

We are a global provider of managed IT solutions with data centers in the United States, Europe and Latin America. We provide carrier neutral colocation, managed services and exchange point services to approximately 1,400 customers worldwide across a broad range of sectors, including enterprises, government agencies, systems integrators, Internet content and portal companies and the world’s largest network providers. We house and manage our customers’ mission-critical IT infrastructure, enabling our customers to reduce capital and operational expenses while improving application performance, availability and security. As a result of our expertise and our full suite of product offerings, customers find it more cost effective and secure to contract us rather than hire dedicated IT staff. Furthermore, as a carrier neutral provider we have more than 160 competing carriers connected to our data centers enabling our customers to realize significant cost savings and easily scale their network requirements to meet their growth. We continue to see an increase in outsourcing as customers face escalating operating and capital expenditures and increased technical demands associated with their IT infrastructure.

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

Our business is characterized by long term contracts, which provide for monthly recurring revenue from a diversified customer base. Our customer contracts are generally three years in duration and for the three months ended June 30, 2010, approximately 90% of our overall revenue was recurring.

Our principal executive office is located at 2 South Biscayne Boulevard, Suite 2800, Miami, Florida 33131. Our telephone number is (305) 961-3200.

Recent Events

On July 16, 2010, at our 2010 Annual Meeting of Stockholders, our stockholders approved the Amended and Restated Terremark Worldwide, Inc. 2005 Executive Incentive Compensation Plan, which, among other things, increased the number of shares of our common stock available for awards under the plan by 5,000,000 shares to a total of 10,500,000 shares.

On April 28, 2010, we completed our offering of $50.0 million 12% Senior Secured Notes due 2017. These notes are part of the same series as the $420.0 million 12% Senior Secured Notes that we issued on June 24, 2009. We pay interest on the aggregate $470.0 million principal amount of the 12% Senior Secured Notes semi-annually in cash in arrears on December 15 and June 15 of each year at the rate of 12% per annum. These notes mature on June 15, 2017. See Note 9 to our consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2010 as Compared to the Three Months Ended June 30, 2009.

Revenues.  The following charts provide certain information with respect to our revenues:

	Three Months Ended
	June 30,
	2010	2009

United States	84%	87%
International	16%	13%

	100%	100%

	Three Months Ended June 30,
	2010		2009

Revenues consist of (in thousands):
Colocation	$32,696	41%	$25,633	39%
Managed and professional services	38,071	48%	33,798	51%
Exchange point services	4,877	7%	4,451	7%
Equipment resales	3,403	4%	1,879	3%

	$79,047	100%	$65,761	100%

The $13.3 million, or 20% increase in revenues for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 is mainly due to both an increase in our deployed customer base and an expansion of services to existing customers. Our deployed customer base increased to 1,335 customers as of June 30, 2010 from 1,094 customers as of June 30, 2009. Revenues consist of:

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

The $7.1 million, or 28% increase in colocation revenue for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 is primarily the result of an increase in our utilization of total net colocation space to 30.3% as of June 30, 2010 from 23.9% as of June 30, 2009. Our utilization of total net colocation space represents space billed to customers as a percentage of total space built-out and available to customers. For comparative purposes, space added during the three months ended June 30, 2010 was assumed to be also available as of June 30, 2009.

The $4.3 million, or 13% increase in managed and professional services revenue for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.

The $0.4 million, or 10% increase in exchange point services revenue for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased to 9,392 as of June 30, 2010 from 8,456 as of June 30, 2009.

Revenues from equipment resales fluctuate quarter over quarter based on customer demand.

We anticipate an increase in revenue from colocation, managed services and exchange point services as we add more customers to our network of NAPs, sell additional services to existing customers and introduce new products and services. We anticipate that the percentage of revenue derived from federal sector customers will fluctuate depending on the timing of exercise of expansion options under existing contracts and the rate at which we sell services to the federal sector. We believe that federal sector revenues will continue to represent a significant portion of our revenues for the foreseeable future.

Costs of Revenues.  Costs of revenues, excluding depreciation and amortization, increased $6.9 million, or 19%, to $43.6 million for the three months ended June 30, 2010, from $36.7 million for the three months ended June 30, 2009. Cost of revenues, excluding depreciation and amortization, consist mainly of operations personnel, fees to third party service providers, procurement of connectivity and equipment, technical and colocation space costs, electricity, chilled water, insurance, property taxes, and security services. The increase was mainly due to increases of $3.1 million in certain variable costs such as electricity and maintenance as a result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above. We also had increases of $1.7 million in costs of equipment resales, $1.1 million in personnel costs, and $1.0 million in technical and colocation space costs.

The $1.7 million increase in costs of equipment resales for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 is consistent with the increase in related revenues. The $1.1 million increase in personnel costs was mainly due to an increase in our operations and engineering staffing from 533 employees as of June 30, 2009 to 600 employees as of June 30, 2010 which is mainly due to our expansion of operations throughout our locations.The $1.0 million increase in colocation space costs was primarily the result of new colocation space in Dallas, Texas, and Sao Paulo, Brazil.

General and Administrative Expenses.  General and administrative expenses increased $2.3 million, or 28%, to $10.5 million for the three months ended June 30, 2010 from $8.2 million for the three months ended June 30, 2009. General and administrative expenses consist primarily of administrative personnel, professional service fees, rent, and other general corporate expenses. The $2.3 million increase in general and administrative expenses was mainly due to an increase in administrative personnel costs of $1.3 million and professional fees of $0.5 million, which includes accounting, legal and other services. Personnel costs include payroll and share-based compensation.

The $1.3 million increase in administrative personnel costs is the result of $0.6 million of share-based compensation, and an increase in headcount from 158 of administration employees as of June 30, 2009 to 169 administration employees as of June 30, 2010.

Sales and Marketing Expenses.  Sales and marketing expense increased $2.3 million, or 37%, to $8.6 million for the three months ended June 30, 2010 as compared to $6.3 million for the three months ended June 30, 2009. The $2.3 million increase in sales and marketing expenses was mainly due to a $0.9 million increase in payroll and sales commissions, $0.8 million increase in provision for doubtful accounts and $0.6 million increase in marketing costs. The $0.9 million increase in payroll and sales commissions was mainly due to an increase in headcount from 106 employees as of June 30, 2009 to 118 employees as of June 30, 2010 coupled with an increase in sales commissions due to increased customer deployments.

Depreciation and Amortization Expenses.  Depreciation and amortization expense increased $2.8 million, or 31% to $11.7 million for the three months ended June 30, 2010 from $8.9 million for the three months ended June 30, 2009. The increase is the result of capital expenditures mostly related to the expansion of our data center footprint and upgrades to the infrastructure of our current footprint.

Interest Expense.  Interest expense increased $5.1 million, or 56%, to $14.2 million for the three months ended June 30, 2010 from $9.1 million for the three months ended June 30, 2009. This increase is due to higher average outstanding debt balance during the periods.

Loss on Early Extinguishment of Debt.  For the three months ended June 30, 2009, we incurred a non-cash loss on the early extinguishment of debt of $10.3 million.

Change in Fair Value of Derivatives.  For the three months ended June 30, 2010, we recognized income of less than $0.1 million, as compared to an expense of $1.5 million for the three months ended June 30, 2009, mainly due to the changes in the fair values of our derivatives from our two interest rate swap agreements that became effective February 2009 (first lien) and July 2009 (second lien). We terminated these swap agreements on June 24, 2009 in connection with our issuance of $420 million aggregate principal amount of 12% Senior Secured Notes and the repayment of our first and second lien senior secured credit facilities with a portion of the proceeds from the note issuance.

Other.  For the three months ended June 30, 2010 and 2009, we recorded $0.3 million of other expense and $0.5 million of other income, respectively, which were primarily attributable to fluctuations in foreign currency during the periods.

Liquidity and Capital Resources

As of June 30, 2010, our principal source of liquidity was our $52.3 million in unrestricted cash and cash equivalents and our $56.9 million in accounts receivable. On April 28, 2010, we issued an additional $50.0 million of our 12% Senior Secured Notes under the same indenture (the “Indenture”) governing the $420.0 million aggregate principal amount of the notes that we issued on June 24, 2009. The $470.0 million 12% Senior Secured Notes now outstanding comprises a single class of notes. We anticipate that we will generate sufficient cash flows from operations to fund our capital expenditures and debt service in connection with our currently identified business objectives.

In addition, under the Indenture, we may incur additional indebtedness, including up to $75 million, for the purpose of financing the purchase price or cost of construction or improvement of property, plant or equipment, and/or the acquisition of the capital stock of an entity that becomes a restricted subsidiary.

Furthermore, the Indenture permits us to incur additional indebtedness to the extent that our fixed charge coverage ratio would have been at least 2.0 to 1.0 on a pro forma basis (including a pro forma application of the net proceeds from this additional indebtedness) as if this indebtedness had been incurred at and as of the beginning of our most recently completed four fiscal quarters for which internal financial statements are available.

For fiscal year 2011, we anticipate capital expenditures of approximately $115.0 to $120.0 million, with $73.0 million related to the completion of the second and third data centers on our NCR campus in Culpeper, Virginia, $23.0 million to upgrade our technology and service delivery platforms, $13.0 million to finish funding phase 1 of our expansion in Santa Clara, California, $7.0 million for expansion at our Miami NAP, and $4.0 million related to our international operations.

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

Sources and Uses of Cash

Cash used in operations for the three months ended June 30, 2010 was $18.1 million as compared to cash used in operations of $7.9 million for the three months ended June 30, 2009. The increase in cash used in operations is mainly due to timing of vendor and other payments.

Cash used in investing activities for the three months ended June 30, 2010 was $42.6 million compared to cash used in investing activities of $11.7 million for the three months ended June 30, 2009. This increase is the result of higher capital expenditures mostly related to the expansions of our NCR data center campus in Culpeper, Virginia, upgrades to our technology and service delivery platforms, upgrades to our infrastructure in Miami, Florida and the expansion of our footprint in Santa Clara, California.

Cash provided by financing activities for the three months ended June 30, 2010 was $59.8 million compared to cash provided by financing activities of $114.6 million for the three months ended June 30, 2009. The decrease in cash provided by financing activities is primarily due to the current proceeds received from our $50.0 million 12% Senior Secured Notes and financing lease of our property which resulted in net proceeds of $7.0 million, compared to the prior year proceeds received from our $420.0 million 12% Senior Secured Notes, the issuance of four million shares of our common stock for approximately $20.0 million, and the $290.9 million in repayments of the First Lien and Second Lien Credit Agreements, 9% Senior Convertible Debt and Series B Notes.

Debt Obligations

As of June 30, 2010, our total liabilities were approximately $609.9 million, of which $75.7 million is due within one year.

12% Senior Secured Notes

On June 24, 2009 and April 28, 2010, we completed offerings of $420.0 million and $50.0 million, respectively, of 12% senior secured notes due in 2017, which are guaranteed by substantially all of our domestic subsidiaries and secured by a first priority security interest in substantially all of the assets of us and the guarantors, including the pledge of 100% of all outstanding capital stock of each of our domestic subsidiaries, excluding Terremark Federal Group, Inc. and Technology Center of the Americas, LLC, and 65% of all outstanding capital stock of substantially all our foreign subsidiaries, subject to certain customary exceptions relating to our ability to remove the pledge with respect to certain significant subsidiaries which would otherwise result in additional audit requirements under SEC accounting rules.

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

The terms of the Indenture generally limit our ability and the ability of our subsidiaries to, among other things: (i) make restricted payments; (ii) incur additional debt and issue preferred or disqualified stock; (iii) create liens; (iv) create or permit to exist restrictions on our ability or the ability of our restricted subsidiaries to make certain payments or distributions; (v) engage in sale-leaseback transactions; (vi) engage in mergers or consolidations or transfer all or substantially all of our assets; (vii) make certain dispositions and transfers of assets; and (viii) enter into transactions with affiliates. If the senior secured notes are assigned an investment grade rating by both Moody’s and S&P (Standard & Poor’s), and provided that no default has occurred and is continuing, certain of the restrictions would be suspended, including, but not limited to, restrictions on the incurrence of debt, restricted payments, transactions with affiliates and certain restrictions on mergers, consolidations and sales of assets. In addition to certain permitted debt incurrence baskets, including the $75.0 million basket described above, if our pro forma fixed charge coverage ratio is 2.0 to 1.0, then we may incur additional indebtedness that ranks pari passu with the senior secured notes.

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

Debt Covenants

The provisions of our debt contain a number of covenants that limit or restrict our ability to incur more debt or liens, pay dividends, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or use asset sale proceeds, make acquisitions or investments, enter into hedging activities, make capital expenditures and repurchase stock, subject to financial measures and other conditions. Our ability to incur additional indebtedness and liens and make certain restricted payments and investments depends on our ability to achieve the financial ratios provided in the Indenture governing our senior secured notes.

Our failure to comply with the obligations contained in the indentures governing our debt could result in an event of default under such indentures. Both the indenture governing our 6.625% senior convertible notes and the indenture governing our 12.0% senior secured notes contain cross-default provisions, pursuant to which certain events of default under one indenture could trigger an event of default under the other indenture. An event of default under either such indenture, if not cured or waived, could permit acceleration of the indebtedness or other indebtedness, which could have a material adverse effect on our liquidity, cash flows and results of operations.

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

The following table represents the minimum future operating and capital lease payments for these commitments, as well as the combined aggregate maturities (principal, interest and maintenance) for the following obligations for each of the fiscal years ended (in thousands):

	Capital Lease	Operating	Convertible	Secured
	Obligations	Leases	Debt	Loans	Total

2011 (nine months remaining)	$5,390	$12,654	$1,894	$42,300	$62,238
2012	6,531	16,029	3,789	56,400	82,749
2013	4,094	12,405	3,789	56,400	76,688
2014	1,106	12,322	59,086	56,400	128,914
2015	913	12,389	—	56,400	69,702
2016 and thereafter	9,474	42,366	—	594,550	646,390

	$27,508	$108,165	$68,558	$862,450	$1,066,681

See Liquidity above.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies,” in the accompanying condensed consolidated financial statements for a discussion of Recent Accounting Pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

At June 30, 2010, our exposure to market risk related primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of short-term fixed interest rate securities. We invest only with high credit quality issuers, and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material impact on the fair value of our investment portfolio.

We have not entered into any financial instruments for trading purposes. However, the estimated fair value of the derivatives embedded within our 6.625% Senior Convertible Notes and $50.0 million 12% Senior Secured Notes create a market risk exposure resulting from changes in the price of our common stock, interest rates and our credit rating. We do not expect in the near term significant changes in the two-year historical volatility of our common stock used to calculate the estimated fair value of the embedded derivatives. We do not expect the change in the estimated fair value of the embedded derivative to significantly affect our results of operations, and it will not impact our cash flows.

Our 12% Senior Secured Notes and 6.625% Senior Convertible Notes have fixed interest rates and, accordingly, we are not exposed to interest rate or market risk on those instruments.

Our carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable approximations of their fair value.

For the three months ended June 30, 2010, approximately 84% of our recognized revenue has been denominated in U.S. dollars, generated mostly from customers in the U.S., and our exposure to foreign currency exchange rate fluctuations has been minimal. In the future, a larger portion of our revenues may be derived from operations outside of the U.S. and may be denominated in foreign currency. As a result, future operating results or cash flows could be increasingly impacted due to currency fluctuations relative to the U.S. dollar.

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

Some of our operating costs are subject to price fluctuations caused by the volatility of underlying commodity prices. The commodity most likely to have an impact on our results of operations in the event of significant price change is electricity. We are closely monitoring the cost over time of electricity. To the extent that electricity costs rise, we have the ability to pass these additional power costs onto our customers that utilize this power. We do not employ forward contracts or other financial instruments to hedge commodity price risk.

ITEM 4.	CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, Terremark carried out an evaluation, under the supervision and with the participation of Terremark’s management, including Terremark’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Terremark’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2010, Terremark’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed in the reports Terremark files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

(b)	Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

For the three months ended June 30, 2010 we incurred a net loss of $10.3 million. The net loss for the three months ended June 30, 2010, included a less than $0.1 million non-cash income on change in fair value of derivatives. For the years ended March, 2010 and 2009, we incurred net losses of $31.7 million and $10.6 million respectively. The net loss for the year ended March 31, 2010 included a $1.5 million non-cash loss on change in fair value of derivatives and a $10.3 million non-cash loss on the early extinguishment of debt. The net loss for the year ended March 31, 2009 included a $3.9 million non-cash loss on change in fair value of derivatives. We are currently investing heavily in our expansion of our datacenters in Culpeper, Virginia, upgrades to support our infrastructure in Miami, Florida and expansion in Santa Clara, California. As a result, we will incur higher depreciation and other operating expenses that will negatively impact our ability to achieve and sustain profitability unless and until these new facilities generate enough revenue to exceed their operating costs and cover additional overhead needed to scale our business to the anticipated growth. Although our goal is to achieve profitability, there can be no guarantee that we will become profitable, and we may continue to incur additional losses. Even if we achieve profitability, given the competitive nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our continuing losses may limit our ability to raise needed financing, or to do so on favorable terms, for various reasons including that those losses are taken into account by the organizations that issue investment ratings on our indebtedness.

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

For the three months ended June 30, 2010 and the fiscal year ended March 31, 2010, revenues from contracts with the federal sector constituted approximately 20% and 24%, respectively, of our revenues. Generally, U.S. government contracts are subject to oversight audits by government representatives, to profit and cost controls and limitations and to provisions permitting modification or termination, in whole or in part, without prior notice, at the government’s convenience. Government contracts typically have an initial term of one year and renewals are at the discretion of the U.S. government. In some cases, government contracts are subject to the uncertainties surrounding congressional appropriations or agency funding. Our failure to renew or replace U.S. government contracts when they expire could have a material adverse effect on our business, financial condition and results of operations.

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

For the three months ended June 30, 2010 and 2009, we derived approximately 20% and 22% of our revenues and for the years ended March 31, 2010 and 2009 we derived approximately 24% of our revenues from the federal sector, respectively. Because we derive a large percentage of our revenues from a few major customers, our revenues could significantly decline if we lose one or more of these customers or if the amount of business we obtain from them is reduced.

A failure to meet customer specifications or expectations could result in lost revenues, increased expenses, negative publicity, claims for damages, harm to our reputation and cause demand for our services to decline.

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

We may experience operational problems attributable to the installation, implementation, integration, performance, features or functionality of third-party software, systems and services. We may not have the necessary hardware, parts, or software on hand or that our suppliers will be able to provide them in a timely manner in the event of equipment failure. Our inability to timely obtain and continue to maintain the necessary hardware or parts could result in sustained equipment failure and a loss of revenue due to customer loss or claims for service credits under our service level guarantees.

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

For the three months ended June 30, 2010 and 2009, 16% and 13% of our total revenue and for each of the years ended March 31, 2010 and 2009, 15% and 13% of our total revenue was generated in countries outside of the United States, respectively. Some risks inherent in conducting business internationally include:

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

We have a substantial amount of indebtedness. As of June 30, 2010, we have debt totaling approximately $517.4 million, of which $5.5 million is current and payable during the twelve months ending June 30, 2011. As of March 31, 2010, we had debt totaling approximately $456.6 million, of which $4.9 million was current and payable during the twelve months ending March 31, 2011. For a description of our outstanding debt, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Our substantial indebtedness could have important consequences, including, but not limited to:

•	making it more difficult for us to satisfy our obligations and comply with other restrictions under our notes and our other indebtedness;

•	increasing our vulnerability to general adverse economic and industry conditions by making it more difficult for us to react quickly to changing conditions;

•	limiting our ability to obtain additional or favorable financing to fund future working capital, capital expenditures, debt service requirements, acquisitions and other general corporate purposes;

•	requiring that we use a substantial portion of our cash flow from operations to pay principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business, and the industry in which we operate; and

•	placing us at a competitive disadvantage to those of our competitors that have less indebtedness.

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

We expect that we may encounter challenges and difficulties in implementing our expansion plan to establish new facilities in those domestic and international locations where we believe there is significant demand for our services and to expand our facilities in those locations we currently own such as Culpeper, Virginia, where we have the capacity to construct two additional pods, each yielding 50,000 square feet of net colocation space:

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

The market for our equity securities has been extremely volatile (ranging from $4.40 per share to $8.91 per share during the 52-week trading period ended June 30, 2010). Our stock price could suffer in the future as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter. The factors that could cause the price of our common stock in the public market to fluctuate significantly include the following:

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

The sale or availability for sale of substantial amounts of our common stock could adversely impact its price. Our certificate of incorporation authorizes us to issue 100,000,000 shares of common stock. On June 30, 2010, there were approximately 65.4 million shares of our common stock outstanding and approximately 12.0 million shares of our common stock reserved for issuance pursuant to our 6.625% Senior Convertible Notes, Series I convertible preferred stock, options, nonvested stock and warrants to purchase our common stock, which consist of:

•	4,575,200 shares of our common stock reserved for issuance upon conversion of our 6.625% Senior Convertible Notes;

•	1,034,667 shares of our common stock reserved for issuance upon conversion of our Series I convertible preferred stock;

•	2,280,164 shares of our common stock issuable upon exercise of options;

•	2,136,308 shares of our nonvested stock; and

•	2,018,128 shares of our common stock issuable upon exercise of warrants.

Accordingly, a substantial number of additional shares of our common stock are likely to become available for sale in the foreseeable future, which may have an adverse impact on our stock price.

Our common shares are thinly traded and, therefore, relatively illiquid.

As of June 30, 2010, we had 65,381,517 common shares outstanding. While our common shares trade on the NASDAQ, our stock is thinly traded (approximately 0.5%, or 338,484 shares, of our stock traded on an average daily basis during the twelve months ended June 30, 2010) and you may have difficulty in selling your shares quickly. The low trading volume of our common stock is outside of our control, and may not increase in the near future or, even if it does increase in the future, may not be maintained.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

(a) List of documents filed as part of this report:

1. Financial Statements

•	Management’s Report on Internal Control over Financial Reporting.

•	Report of Independent Registered Certified Public Accounting Firm on the Financial Statements — KPMG LLP.

•	Report of Independent Registered Certified Public Accounting Firm on Internal Control Over Financial Reporting — KPMG LLP.

•	Consolidated Balance Sheets as of June 30, 2010 and March 31, 2010.

•	Consolidated Statements of Operations for the Three Months Ended June 30, 2010 and 2009.

•	Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended June 30, 2010.

•	Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2010 and 2009.

•	Notes to Condensed Consolidated Financial Statements.

2. Financial Statement Schedules

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or the omitted schedules are not applicable.

3. Exhibits

The following exhibits, which are furnished with this Quarterly Report or incorporated herein by reference, are filed as part of this Quarterly Report.

Exhibit
Number	Description of Exhibit

4.1	Supplemental Indenture, dated April 28, 2010, by and among the Company, certain of the Company’s subsidiaries and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 29, 2010 and incorporated by reference herein).
4.2	Form of New Note (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 29, 2010 and incorporated by reference herein).
10.1	Purchase Agreement, dated April 23, 2010, by and among the Company, the Guarantors and the Initial Purchaser (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2010 and incorporated by reference herein).
10.2	Registration Rights Agreement, dated April 28, 2010, by and among the Company, the Guarantors and the Initial Purchaser (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 29, 2010 and incorporated by reference herein).
10.3	Amendment to Collateral Trust Agreement, dated April 28, 2010, by and among the Company, the Guarantors and the Collateral Trustee (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 29, 2010 and incorporated by reference herein).
10.4	Additional Secured Debt Designation, dated April 28, 2010, by and between the Company and the Collateral Trustee (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 29, 2010 and incorporated by reference herein).
10.5	Amended and Restated Employment Agreement with Nelson Fonseca, dated June 10, 2010 (filed as Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed on June 14, 2010 and incorporated by reference herein).
10.6	Amended and Restated Terremark Worldwide, Inc. 2005 Executive Incentive Compensation Plan, filed as Annex A to our definitive proxy statement filed in connection with our 2010 Annual Meeting of Stockholders and incorporated by reference herein.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of August, 2010.

TERREMARK WORLDWIDE, INC.

By:	/s/ MANUEL D. MEDINA
Manuel D. Medina
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2010

By:	/s/ JOSE A. SEGRERA
Jose A. Segrera
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 11, 2010

EXHIBIT SCHEDULE

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002