Form 10-Q
period 2010-09-30
TERREMARK WORLDWIDE INC.
filed 2010-11-02
CIK 912890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2010

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
     Indicate by check mark if the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of October 23, 2010, there were 66,259,263 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	March 31,
	2010	2010

ASSETS
Current assets:
Cash and cash equivalents	$47,661	$53,468
Accounts receivable, net	52,945	50,266
Current portion of capital lease receivables	330	418
Prepaid expenses and other current assets	14,382	12,605

Total current assets	115,318	116,757
Restricted cash	1,653	1,959
Property and equipment, net	476,116	404,656
Debt issuance costs, net	4,926	3,384
Other assets	13,599	15,384
Capital lease receivables, net of current portion	340	235
Intangibles, net	10,805	11,759
Goodwill	96,112	96,112

Total assets	$718,869	$650,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$7,208	$4,919
Accounts payable and other current liabilities	101,335	91,948

Total current liabilities	108,543	96,867
Secured loans	444,952	388,835
Convertible debt	57,192	57,192
Deferred rent and other liabilities	29,374	18,351
Deferred revenue	9,040	8,514

Total liabilities	649,101	569,759

Commitments and contingencies	—	—

Stockholders’ equity:
Series I convertible preferred stock: $0.001 par value, 310 and 312 shares issued and outstanding (liquidation value of approximately $8.0 million)	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized; 65,758,700 and 65,058,331 shares issued and outstanding	66	65
Common stock warrants	8,901	8,901
Additional paid-in capital	463,567	456,860
Accumulated deficit	(402,681)	(384,667)
Accumulated other comprehensive loss	(85)	(672)

Total stockholders’ equity	69,768	80,487

Total liabilities and stockholders’ equity	$718,869	$650,246

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$163,921	$135,564	$84,874	$69,803

Expenses:
Cost of revenues, excluding depreciation and amortization	87,746	76,482	44,101	39,757
General and administrative	21,692	16,715	11,177	8,479
Sales and marketing	18,907	12,375	10,340	6,099
Depreciation and amortization	24,603	17,766	12,914	8,894

Total operating expenses	152,948	123,338	78,532	63,229

Income from operations	10,973	12,226	6,342	6,574

Other (expenses) income:
Interest expense	(28,647)	(22,993)	(14,428)	(13,929)
Loss on early extinguishment of debt	—	(10,275)	—	—
Change in fair value of derivatives	174	(1,439)	149	61
Interest income	247	212	140	119
Other	522	755	835	265

Total other expenses	(27,704)	(33,740)	(13,304)	(13,484)

Loss before income taxes	(16,731)	(21,514)	(6,962)	(6,910)
Income tax expense	(1,283)	(900)	(784)	(326)

Net loss	(18,014)	(22,414)	(7,746)	(7,236)
Preferred dividend	(467)	(469)	(234)	(235)

Net loss attributable to common stockholders	$(18,481)	$(22,883)	$(7,980)	$(7,471)

Net loss per common share:
Basic and diluted	$(0.28)	$(0.36)	$(0.12)	$(0.12)

Weighted average common shares outstanding — basic and diluted	65,465	63,050	65,725	64,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

		Common
		Stock Par					Accumulated
	Preferred	Value		Common	Additional		Other
	Stock	Issued		Stock	Paid-In	Accumulated	Comprehensive
	Series I	Shares	Amount	Warrants	Capital	Deficit	(Loss) Income	Total

Balance at March 31, 2010	$—	65,058	$65	$8,901	$456,860	$(384,667)	$(672)	$80,487
Components of comprehensive (loss) income:
Net loss	—	—	—	—	—	(18,014)	—	(18,014)
Foreign currency translation adjustment	—	—	—	—	—	—	587	587

Total comprehensive loss								(17,427)
Dividends on preferred stock	—	—	—	—	(467)	—	—	(467)
Conversion of preferred shares	—	7	—	—	—	—	—	—
Issuance of common stock in settlement of share-based awards	—	694	1	—	2,503	—	—	2,504
Share-based compensation	—	—	—	—	4,671	—	—	4,671

Balance at September 30, 2010	$—	65,759	$66	$8,901	$463,567	$(402,681)	$(85)	$69,768

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(18,014)	$(22,414)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,603	17,766
Loss on early extinguishment of debt	—	10,275
Change in fair value of derivatives	(174)	1,439
Gain on currency translation effect	(281)	(729)
Accretion on debt, net	1,117	1,433
Amortization of debt issuance costs	213	639
Provision for doubtful accounts	1,998	569
Interest payment in kind on secured loans	—	395
Settlement of interest rate swaps	—	(8,360)
Share-based compensation	6,311	4,148
(Increase) decrease in:
Accounts receivable	(4,546)	(1,747)
Capital lease receivables, net of unearned interest	6	127
Restricted cash	306	586
Prepaid expenses and other assets	(3,929)	(2,320)
Increase (decrease) in:
Accounts payable and other current liabilities	815	1,146
Deferred revenue	3,055	1,771
Deferred rent and other liabilities	2,264	2,893

Net cash provided by operating activities	13,744	7,617

Cash flows from investing activities:
Purchase of property and equipment	(79,076)	(40,274)

Net cash used in investing activities	(79,076)	(40,274)

Cash flows from financing activities:
Payment on secured loans and convertible debt	—	(290,930)
Proceeds from financing lease	7,002	—
Payments of preferred stock dividends	(468)	(456)
Payments of debt issuance costs	(1,654)	(3,360)
Proceeds from issuance of secured notes	55,000	386,963
Payments under capital lease obligations	(2,431)	(1,587)
Proceeds from issuance of common stock	312	19,953

Net cash provided by financing activities	57,761	110,583

Effect of foreign currency exchange rates on cash and cash equivalents	1,764	1,012

Net (decrease) increase in cash and cash equivalents	(5,807)	78,938
Cash and cash equivalents at beginning of period	53,468	51,786

Cash and cash equivalents at end of period	$47,661	$130,724

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
2.   Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements include the accounts of Terremark Worldwide, Inc. and all entities in which Terremark Worldwide, Inc. has a controlling voting interest (“subsidiaries” and collectively with Terremark Worldwide, Inc. “Terremark”) required to be consolidated in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Terremark’s 2010 Annual Report on Form 10-K and should be read in conjunction with such policies and Terremark’s audited consolidated financial statements and notes. The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations, cash flows and changes in stockholders equity for the periods presented have been included. The operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.
Correction of Immaterial Error Related to Prior Periods
In connection with the preparation of the Quarterly Report on Form 10-Q for the three months ended June 30, 2010, an error was identified in the calculation and presentation of the changes in Accounts Payable and Other Current Liabilities and Purchase of Property and Equipment line items in the statement of cash flows. The Company reviewed the impact of this error on the prior periods in accordance with FASB and Securities and Exchange Commission (“SEC”) guidance and determined that the error was not material to the prior periods. However, the Company has revised the statement of cash flows for the six months ended September 30, 2009 by decreasing net cash used in investing activities for the Purchase of Property and Equipment and decreasing cash flows provided by operating activities in Accounts Payable and Other Current Liabilities by approximately $2.6 million. For the comparative fiscal years, the Company will also correct the prior periods as follows (in thousands):

	Year Ended	Nine Months Ended	Year Ended
	March 31, 2010	December 31, 2009	March 31, 2009

Cash flows from operating activities:
Accounts payable and other current liabilities	$(9,070)	$4,318	$13,672

Cash flows from investing activities:
Purchase of property and equipment	$9,070	$(4,318)	$(13,672)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Reclassifications
Certain reclassifications have been made to the prior period’s condensed consolidated financial statements to conform to the current presentation.
Significant concentrations
The federal sector, which includes federal government agencies and non-government entities that contract with the federal government, accounted for approximately 20% and 21% of our revenues for the six and three months ended September 30, 2010, respectively, and 22% of our revenues for both the six and three months ended September 30, 2009. No commercial customer accounted for more than 10% of revenues for each of the six and three months ended September 30, 2010 and 2009.
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
The Company’s 6.625% Senior Convertible Notes, due June 15, 2013 (the “6.625% Senior Convertible Notes”), and $50.0 million aggregate principal amount of the Company’s 12% Senior Secured Notes, due June 15, 2017 (the “$50.0 million 12% Senior Secured Notes”), contain embedded derivatives that require separate valuation. The Company recognizes these derivatives as assets or liabilities on its balance sheet, measures them at their estimated fair value and recognizes changes in their estimated fair value in earnings for the relevant period.
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

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Interest expense	$28,647	$22,993	$14,428	$13,929
Interest capitalized	2,886	631	1,592	455

Interest charges incurred	$31,533	$23,624	$16,020	$14,384

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Fair value of financial instruments
The fair value of secured loans and convertible debt is as follows (in thousands):

	September 30, 2010		March 31, 2010
	Book Value	Fair Value	Book Value	Fair Value

Secured loans:
$420.0 million 12% Senior Secured Notes	$390,160	$483,894	$388,835	$481,491
$50.0 million 12% Senior Secured Notes	54,792	57,607	—	—

	$444,952	$541,501	$388,835	$481,491

Convertible debt:
6.625% Senior Convertible Notes	$57,192	$61,627	$57,192	$59,062
The book value for the Company’s secured loans and convertible debt is net of the unamortized discount or premium to debt principal. See Notes 9 and 10.
Fair value measurements
The table below summarizes the fair values of our financial assets (liabilities) as follows (in thousands):

	Fair Value at
	September 30,	Fair Value Measurement Using
	2010	Level 1	Level 2	Level 3

Money market fund	$12,190	$12,190	$—	$—
Embedded derivatives	(121)	—	—	(121)

	$12,069	$12,190	$—	$(121)

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
Embedded derivatives — these instruments are embedded within the Company’s 6.625% Senior Convertible Notes and $50.0 million 12% Senior Secured Notes. These instruments were valued using pricing models that incorporate the Company’s stock price, credit risk, volatility, U.S. risk free interest rate, transaction details such as contractual terms, maturity and amount of future cash inflows, as well as assumptions about probability and the timing of certain events taking place in the future. These embedded derivatives are included in deferred rent and other liabilities on the Company’s balance sheet and the change in the fair value is recorded in the income statement line item, change in fair value of derivatives. For a summary of the changes in the fair value of these embedded derivatives, see Note 11.
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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Recent accounting pronouncements
In September 2009, the FASB issued accounting guidance which amends the criteria for allocating a contract’s consideration to individual services or products in multiple arrangements. The guidance requires that the best estimate of selling price be used when vendor specific objective or third-party evidence for deliverables cannot be determined. This guidance is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements, if any.
On January 1, 2010, the Company adopted new accounting guidance regarding disclosures about fair value measurements. The guidance amends existing disclosure criteria, requiring entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The guidance also amends existing guidance to clarify that an entity must provide fair value measurement disclosures for each major class of assets and liabilities. With respect to the new disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, and its adoption did not have any significant impact on the Company’s condensed consolidated financial statements. The Company is currently evaluating the impact that the disclosure of activity in Level 3 fair value measurements will have on its consolidated financial statements, if any.
3.   Acquisitions
On November 12, 2009, the Company entered into a purchase agreement to acquire all issued and outstanding equity interests in DS3 DataVaulting, LLC, a data management solutions provider, for a final purchase price of $12.1 million in cash, including a working capital adjustment of $0.6 million paid to the sellers on March 1, 2010. Pursuant to the purchase agreement, the sellers agreed to indemnify the Company for certain potential contractual obligations. In accordance with the terms of the related escrow agreement, $1.5 million of the purchase price was placed into an escrow account to secure such indemnification obligations. The escrow agreement ends on May 11, 2011, at which time the remaining funds, if any, will be distributed to the sellers. This data management solutions provider delivers offsite, online data backup and restore services, which enable enterprises and government agencies to rapidly and securely backup and restore files, databases and operating systems. The costs to acquire the data management solutions provider were allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their respective fair values, and any excess was allocated to goodwill. The following summarizes the allocation of the purchase price as of September 30, 2010 (in thousands):

Cash and cash equivalents	$44
Accounts receivable, net	827
Prepaid and other current assets	258
Property and equipment	1,690
Intangibles	825
Goodwill	9,923
Accounts payable and accrued expenses	(398)
Deferred revenue	(162)
Capital lease obligations	(926)

Net assets acquired	$12,081

4.   Accounts Receivable

	September 30,	March 31,
	2010	2010

Accounts receivable, net, consists of (in thousands):
Accounts receivable	$38,033	$39,359
Unbilled revenue	16,444	12,182
Allowance for doubtful accounts	(1,532)	(1,275)

	$52,945	$50,266

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Unbilled revenue consists of revenues earned for which the customer has not been billed.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
5.   Prepaid Expenses and Other Assets

	September 30,	March 31,
	2010	2010

Prepaid expenses and other assets consists of (in thousands):
Prepaid expenses	$5,601	$4,741
Deferred costs	10,582	8,758
Deposits	4,616	4,476
Prepaid ground lease	—	3,602
Deferred rent	1,385	1,364
Other	3,179	2,376
Tenant allowance	1,402	1,418
Deferred tax asset	960	949
Interest and other receivables	256	305

	27,981	27,989
Less: current portion	(14,382)	(12,605)

	$13,599	$15,384

6.   Property and Equipment

	September 30,	March 31,
	2010	2010

Property and equipment, net, consists of (in thousands):
Land	$23,307	$18,336
Building	167,182	140,751
Building and leasehold improvements	97,928	81,433
Machinery	214,570	165,035
Equipment, furniture and fixtures	98,164	82,646
Construction in progress	12,556	30,521

	613,707	518,722
Less: accumulated depreciation and amortization	(137,591)	(114,066)

	$476,116	$404,656

Depreciation and amortization expense, excluding amortization of intangible assets (see Note 7), was $23.6 million and $12.4 million for the six and three months ended September 30, 2010, respectively. Depreciation and amortization expense, excluding amortization of intangible assets, was $16.7 million and $8.4 million for the six and three months ended September 30, 2009, respectively.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
7.   Intangibles

	Amortization	September 30,	March 31,
	Period (Years)	2010	2010

Intangibles, net, consists of (in thousands):
Customer base	8-10	$9,125	$9,125
Technology	4-5	6,400	6,400
Trademarks	—	4,100	4,100
Non-compete agreements	3	100	100

		19,725	19,725
Less: accumulated amortization		(8,920)	(7,966)

		$10,805	$11,759

The Company expects to record amortization expense associated with these intangible assets as follows for each of the fiscal years ended March 31 (in thousands):

	Customer
	Base	Technology

2011 (six months remaining)	$538	$400
2012	1,075	800
2013	1,075	120
2014	1,075	—
2015	1,075	—
2016	547	—

	$5,385	$1,320

Amortization of intangibles was $1.0 million and $0.5 million for the six and three months ended September 30, 2010, respectively, and $1.1 million and $0.5 million for the six and three months ended September 30, 2009, respectively, which is included in depreciation and amortization expense in the Company’s accompanying condensed consolidated financial statements.
8.   Accounts Payable and Other Current Liabilities

	September 30,	March 31,
	2010	2010

Accounts payable and other current liabilities consists of (in thousands):
Accounts payable	$48,638	$45,934
Accrued expenses	20,517	17,121
Current portion of deferred revenue	10,359	7,138
Interest payable	17,576	17,308
Customer prepayments	4,245	4,447

	$101,335	$91,948

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
9. Secured Loans

	September 30,	March 31,
	2010	2010

Secured loans consist of (in thousands):
$420.0 million 12% Senior Secured Notes, due June 15, 2017. Interest is payable semi-annually, on December 15 and June 15 (Effective interest rate of 13.8%)	$390,160	$388,835
$50.0 million 12% Senior Secured Notes, due June 15, 2017. Interest is payable semi-annually, on December 15 and June 15 (Effective interest rate of 10.7%)	54,792	—

	$444,952	$388,835

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
          The loan proceeds for the $420.0 million 12% Senior Secured Notes were used to satisfy and repay all of the Company’s then-outstanding secured indebtedness, which included (i) loans under a first lien credit agreement with a face value of $150.0 million, (ii) loans under a second lien credit agreement with a face value of $100.0 million (the foregoing credit agreements together, the “Credit Agreements”) and (iii) $8.4 million for the settlement of the two interest rate swap agreements that were entered into in connection with the Credit Agreements. The Company paid prepayment premiums of $2.2 million to the holders of the second lien credit agreement in connection with this financing transaction. The Company expects to use the remainder of the proceeds to fund working capital and other general operational purposes.
          The repayment of the amounts outstanding under the Credit Agreements was accounted for as an exchange and early extinguishment of debt, and the $420.0 million 12% Senior Secured Notes were accounted for as a new debt instrument at $387.0 million, net of original issue discount of $33.0 million that included $12.5 million in fees paid to initial purchasers of the notes. The exchange of debt instruments resulted in a loss on the early extinguishment of debt of $10.3 million for the six months ended September 30, 2009. The loss included $7.0 million of unamortized deferred financing costs, $2.3 million of prepayment penalties related to the second lien credit agreement, breakage fees related to the settlement of the interest rate swaps and $1.0 million of unamortized discount.
          In addition, the Company recorded $3.5 million of debt issuance costs related to the $420.0 million 12% Senior Secured Notes. For the six and three months ended September 30, 2010, the Company amortized $1.3 million and $0.7 million of the discount, respectively. For the six and three months ended September 30, 2009, the Company amortized $0.6 million of the discount, respectively. For the six and three months ended September 30, 2010, and 2009, debt issuance costs of $0.1 million and less than $0.1 million were amortized into interest expense, respectively.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
          The $50.0 million 12% Senior Secured Notes were accounted for as a new debt instrument at $55.0 million, net of premium that included $1.0 million in fees paid to initial purchaser of the notes. The $50.0 million 12% Senior Secured Notes were issued with a substantial premium to par and as a result, the Company determined that the change in control provision would be bifurcated and accounted for separately. The Company has estimated that this embedded derivative does not have significant value, see Note 11. In addition, the Company recorded $1.8 million of debt issuance costs related to the $50.0 million 12% Senior Secured Notes. For the six and three months ended September 30, 2010, the Company amortized $0.2 million and $0.1 million of the premium and less than $0.1 million and less than $0.1 million of the debt issuance costs into interest expense, respectively.
          The Company expects to use the proceeds from the issuance of the $50.0 million 12% Senior Secured Notes for working capital and other general corporate purposes.
10. Convertible Debt

	September 30,	March 31,
	2010	2010

Convertible debt consists of (in thousands):
6.625% Senior Convertible Notes, due June 15, 2013, and convertible into shares of the Company’s common stock at $12.50 per share. Interest at 6.625% is payable semi-annually, on December 15 and June 15 (Effective interest rate of 6.6%)	$57,192	$57,192

	$57,192	$57,192

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
          The 6.625% Senior Convertible Notes, which were issued on May 2, 2007 in a private exchange for $57.2 million aggregate principal amount of our then outstanding 9% Senior Convertible Notes, are unsecured obligations and rank pari passu with all existing and future unsecured and unsubordinated indebtedness, senior in right of payment to all existing and future subordinated indebtedness, and rank junior to any future secured indebtedness. The Company’s 6.625% Senior Convertible Notes contain two embedded derivatives that require separate valuation from the 6.625% Senior Convertible Notes: an equity participation right which was determined not to have significant value and a contingent put upon change in control. If there is a change in control, the holders of the 6.625% Senior Convertible Notes have the right to require the Company to repurchase their notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest to and including the date of repurchase. If a holder surrenders notes for conversion at any time beginning on the effective notice of a change in control in which 10% or more of the consideration for the Company’s common stock consists of cash, the Company will increase the number of shares issuable upon such conversion by an amount not to exceed 5,085,513 additional shares. The number of additional shares is based on the date on which the partial cash buy-out becomes effective and the price paid or deemed to be paid per share of the Company’s common stock in the change of control. If the Company issues a cash dividend on its common stock, it must pay contingent on the 6.625% Senior Convertible Notes equal to the product of the per share cash dividend and the aggregate number of shares of common stock issuable upon conversion of the outstanding 6.625% Senior Convertible Notes.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
11. Derivatives
          The Company’s $50.0 million 12% Senior Secured Notes contain an embedded derivative that requires separate valuation from the $50.0 million 12% Senior Secured Notes: a contingent put upon change in control which is described in Note 9.
          The Company’s 6.625% Senior Convertible Notes contain two embedded derivatives that require separate valuation from the 6.625% Senior Convertible Notes: an equity participation right and a contingent put upon change in control, See Note 10.
          As of September 30, 2010 and March 31, 2010, the outstanding embedded derivatives relating to the 6.625% Senior Convertible Notes and $50.0 million 12% Senior Secured Notes, amounted in the aggregate to a liability of $0.1 million and $0.3 million, respectively.
          On February 8, 2008, the Company entered into two interest rate swap agreements as required under the provisions of the Credit Agreements. One of the interest rate swap agreements was effective March 31, 2008 for a notional amount of $148.0 million and a fixed interest rate of 2.999%. Interest payments on this instrument were due on the last day of each March, June, September and December, ending on December 31, 2010. The second interest rate swap agreement entered into was effective on July 31, 2008 for a notional amount of $102.0 million and a fixed interest rate of 3.067%. Interest payments on this instrument were due on the last day of each January, April, July and October, ending on January 31, 2011. The interest rate swap agreements served as an economic hedge against increases in interest rates and were not designated as hedges for accounting purposes. Accordingly, the Company accounted for these interest rate swap agreements on a fair value basis and adjusted these instruments to fair value and the resulting changes in fair value were charged to earnings.
          In connection with the repayment of the Credit Agreements on June 24, 2009, the interest rate swap agreements were unwound and settled for $8.4 million payable to the holders. The Company recorded $0.9 million of interest expense related to the interest rate swap agreements for the six months ended September 30, 2009.
12. Deferred Rent and Other Liabilities

	September 30,	March 31,
	2010	2010

Deferred rent and other liabilities consists of (in thousands):
Deferred rent	$12,287	$10,449
Long-term portion of capital lease obligations	14,785	5,751
Deferred tax liability	1,543	1,543
Other liabilities	759	608

	$29,374	$18,351

          During the six months ended September 30, 2010, the Company entered into sale leaseback financing for the Company’s Amsterdam, Netherlands property which resulted in net proceeds of $7.0 million. This transaction is in connection with the construction of a new data center in Amsterdam and has been accounted for as a financing lease, wherein the property remains on the Company’s financial statements. No gains or losses resulted from this transaction. The Company effected such financing using an “unrestricted subsidiary” as permitted under the terms of the indenture governing the 12% Senior Secured Notes.

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
14. Changes in Stockholders’ Equity
     Issuance of Common stock
          For the six months ended September 30, 2010, the Company issued an aggregate of 693,702 million shares of its common stock to certain employees upon the exercise of stock options and vesting of restricted stock. Issued shares were net of shares surrendered to satisfy the employees’ withholding tax liability.
          On May 29, 2009, in a private transaction, we sold to VMware Bermuda Limited, a wholly-owned subsidiary of VMware, Inc. (“VMware”), four million shares of our common stock at a purchase price of $5.00 per share, for a total purchase price equal to $20 million. As part of the VMware vCloud Initiative, the two companies have worked together to provide leading-edge utility and cloud computing services to the enterprise and federal markets and continue to jointly cooperate to create and launch cloud infrastructure services. For the six and three months ended September 30, 2010, we paid to VMware $0.3 million and $0.1 million in software licensing and other fees, respectively, and for the six and three months ended September 30, 2009, $0.7 million and $0.6 million, respectively.
15. Earnings (Loss) Per Share
          The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods indicated (in thousands):

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

9% Senior Convertible Notes	—	965	—	—
Common stock warrants	2,018	2,028	2,018	2,025
Common stock options	2,191	2,294	2,117	2,379
Nonvested stock	2,766	1,270	2,934	1,063
Series I convertible preferred stock	1,067	1,072	1,066	1,072
6.625% Senior Convertible Notes	4,575	4,575	4,575	4,575
0.5% Senior Subordinated Convertible Notes	—	244	—	—
16. Share-based Compensation
   Option Awards
          On May 19, 2010, the Company granted stock options to purchase 116,650 shares of its common stock with an exercise price of $7.65 per share to members of the Company’s Board of Directors.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Nonvested Stock Awards
          The Company records the intrinsic value of the nonvested stock as additional paid-in capital. Share-based compensation expense is recognized ratably over the applicable vesting period. As of September 30, 2010, the future compensation expense related to nonvested stock that is anticipated to be recognized is approximately $22.0 million. The cost is expected to be recognized over a weighted average period of 2.2 years. The Company recognized approximately $4.0 million and $2.3 million of share-based compensation expense, associated with nonvested stock, for the six and three months ended September 30, 2010 and $1.8 million and $0.8 million, for the six and three months ended September 30, 2009, respectively. A summary of the Company’s nonvested stock as of September 30, 2010 and changes for the six months ended September 30, 2010 is presented below (in thousands, except for per share data):

		Weighted Average
		Grant Date
	Shares	Fair Value

Outstanding at April 1, 2010	2,430	$6.54
Granted	1,640	8.54
Vested	(295)	7.68
Forfeited	(42)	7.54

Outstanding at September 30, 2010	3,733	$7.48

     Share-based Compensation Recognized in the Statement of Operations
          The following table presents, by operating expense category, the Company’s share-based compensation expense recognized for all outstanding equity awards (in thousands):

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Cost of revenues	$2,093	$1,867	$1,146	$950
General and administrative	3,580	1,969	2,057	1,033
Sales and marketing	638	312	369	133

	$6,311	$4,148	$3,572	$2,116

17. Related Party Transactions
          Following is a summary of transactions for the six and three months ended September 30, 2010 and 2009 and other receivable balances from a corporation controlled by a director of the Company that are included in the accompanying condensed consolidated statements of operations and condensed consolidated balance sheets as of September 30, 2010 and March 31, 2010 (in thousands):

	Six Months		Three Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Services purchased from related party	$—	$61	$—	$30
Services from directors	250	200	125	100

	September 30,	March 31,
	2010	2010

Other assets	$244	$304

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
          The Company has entered into consulting agreements with three members of the Company’s Board of Directors and an employment agreement with a fourth board member. The consulting agreements provide for a combined annual compensation of $440,000, and the employment agreement provides for an annual compensation of $60,000.
18. Revenues

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues consist of (in thousands):
Colocation	$70,320	$53,225	$37,624	$27,584
Managed and professional services	78,422	69,937	40,351	36,150
Exchange point services	10,044	9,056	5,167	4,605
Equipment resales	5,135	3,346	1,732	1,464

	$163,921	$135,564	$84,874	$69,803

          Total arrangement consideration for managed web hosting solutions may include the procurement of equipment. Amounts allocated to equipment and software sold under these arrangements and included in managed and professional services were $6.7 million and $2.9 million for the six and three months ended Spetember 30, 2010, and $4.4 million and $2.7 million for the six and three months ended September 30, 2009, respectively.
19. Information About the Company’s Operating Segment
          As of September 30, 2010 and March 31, 2010, the Company had one reportable business segment, which is data center operations. The data center operations segment provides Tier 1 NAP, Internet infrastructure and managed services in a data center environment. Additionally, the segment provides NAP development and technology infrastructure buildout services.
20. Supplemental Cash Flow Information

	Six Months Ended
	September 30,
	2010	2009

Supplemental disclosures of cash flow information (in thousands):
Cash paid for interest, net of amount capitalized	$27,029	$10,499
Cash paid for income taxes	941	38
Non-cash operating, investing and financing activities:
Assets acquired under capital leases	9,664	3,308
Cancellation and expiration of warrants	—	32
Changes in accrued property and equipment	5,425	(2,033)
Decrease in other assets related to financing lease	3,226	—
21. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Information
          On June 17, 2010, the Company consummated its registered offer to exchange (the “Exchange Offer”) all outstanding 12% Senior Secured Notes (the “Original Notes”) that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), for new 12% Senior Secured Notes that are registered under the Securities Act (the “New Notes”). The terms of the New Notes are substantially identical to the terms of the Original Notes, except that the New Notes are registered under the Securities Act, and the transfer restrictions and registration rights and related additional interest provisions applicable to the Original Notes do not apply to the New Notes. The New Notes represent the same debt as the Original Notes and were issued under the same indenture as the Original Notes. In connection with the Exchange Offer and the registration of the New Notes under the Securities Act, below are certain consolidating financial statements of the Company, the Guarantors and the Company’s subsidiaries that are not Guarantors. In lieu of providing separate unaudited financial statements of the Guarantors, condensed financial statements prepared in accordance with Rule 3-10 of Regulation S-X are presented below.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The column marked “Issuer” includes the results of Terremark Worldwide, Inc. (the “Parent Company”). The column marked “Guarantor Subsidiaries” includes the results of the Guarantors, which consist of all of the Company’s domestic, wholly-owned, subsidiaries. The column marked “Non-Guarantor Subsidiaries” includes results of the Company’s subsidiaries that are not Guarantors, which consist of the Company’s foreign subsidiaries. Eliminations necessary to arrive at the information for the Company on a consolidated basis for the periods presented are included in the column so labeled and consist primarily of certain intercompany payments between the Parent Company and the Non-Guarantor Subsidiaries. Separate financial statements and other disclosures concerning the Guarantors are not presented because management has determined that they are not material to investors.
          The following represents the supplemental financial statements of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto.
Condensed Consolidating Balance Sheet as of September 30, 2010
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Current assets:
Cash and cash equivalents	$27,160	$(63)	$20,564	$—	$47,661
Accounts receivables, net	—	47,803	5,142	—	52,945
Current portion of capital lease receivables	—	330	—	—	330
Prepaid expenses and other current assets	1,056	9,945	3,381	—	14,382

Total current assets	28,216	58,015	29,087	—	115,318
Investment in subsidiaries	226,970	—	—	(226,970)	—
Intercompany accounts receivable	382,506	88,020	4,707	(475,233)	—
Restricted cash	645	1,008	—	—	1,653
Property and equipment, net	6,930	439,716	29,470	—	476,116
Debt issuance costs, net	4,926	—	—	—	4,926
Other assets	1,578	10,827	1,208	(14)	13,599
Capital lease receivables, net of current portion	—	197	143	—	340
Intangibles, net	—	9,935	870	—	10,805
Goodwill	—	89,169	6,943	—	96,112

Total assets	$651,771	$696,887	$72,428	$(702,217)	$718,869

Current liabilities:
Current portion of capital lease obligations	1,071	5,442	695	—	7,208
Accounts payable and other current liabilities	23,266	68,877	9,192	—	101,335

Total current liabilities	24,337	74,319	9,887	—	108,543
Intercompany accounts payable	85,521	369,150	20,562	(475,233)	—
Secured loans	444,952	—	—	—	444,952
Convertible debt	57,192	—	—	—	57,192
Deferred rent and other liabilities	4,382	17,813	7,179	—	29,374
Deferred revenue	—	7,161	1,892	(13)	9,040

Total liabilities	616,384	468,443	39,520	(475,246)	649,101

Commitments and contingencies	—	—	—	—	—
Stockholders’ equity:
Series I convertible preferred stock	—	—	—	—	—
Common stock	66	—	1,064	(1,064)	66
Common stock warrants	8,901	—	—	—	8,901
Additional paid-in capital	463,568	189,031	36,875	(225,907)	463,567
Accumulated (deficit) earnings	(437,148)	39,413	(4,946)	—	(402,681)
Accumulated other comprehensive loss	—	—	(85)	—	(85)

Total stockholders’ equity	35,387	228,444	32,908	(226,971)	69,768

Total liabilities and stockholders’ equity	$651,771	$696,887	$72,428	$(702,217)	$718,869

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Condensed Consolidating Balance Sheet as of March 31, 2010
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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Condensed Consolidating Statement of Operations for the Six Months Ended September 30, 2010
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$15,517	$138,585	$26,249	$(16,430)	$163,921

Expenses:
Costs of revenues, excluding depreciation and amortization	167	73,757	14,735	(913)	87,746
General and administrative	15,819	17,973	3,417	(15,517)	21,692
Sales and marketing	1,463	14,860	2,584	—	18,907
Depreciation and amortization	1,099	20,581	2,923	—	24,603

Total operating expenses	18,548	127,171	23,659	(16,430)	152,948

(Loss) income from operations	(3,031)	11,414	2,590	—	10,973

Other (expenses) income:
Interest expense	(28,275)	(11,578)	(116)	11,322	(28,647)
Change in fair value of derivatives	174	—	—	—	174
Interest income	11,389	110	70	(11,322)	247
Other	(41)	47	516	—	522

Total other (expenses) income	(16,753)	(11,421)	470	—	(27,704)

(Loss) income before income taxes	(19,784)	(7)	3,060	—	(16,731)
Income tax expense	(50)	(5)	(1,228)	—	(1,283)

Net (loss) income	$(19,834)	$(12)	$1,832	$—	$(18,014)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Condensed Consolidating Statement of Operations for the Six Months Ended September 30, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$—	$117,561	$18,760	$(757)	$135,564

Expenses:
Costs of revenues, excluding depreciation and amortization	142	66,305	10,792	(757)	76,482
General and administrative	13,227	1,169	2,319	—	16,715
Sales and marketing	1,394	8,828	2,153	—	12,375
Depreciation and amortization	1,213	15,016	1,537	—	17,766

Total operating expenses	15,976	91,318	16,801	(757)	123,338

(Loss) income from operations	(15,976)	26,243	1,959	—	12,226

Other (expenses) income:
Interest expense	(22,762)	(231)	(58)	58	(22,993)
Loss on early extinguishment of debt	(10,275)	—	—	—	(10,275)
Change in fair value of derivatives	(1,439)	—	—	—	(1,439)
Interest income	155	65	50	(58)	212
Other	(135)	(50)	940	—	755

Total other (expenses) income	(34,456)	(216)	932	—	(33,740)

(Loss) income before income taxes	(50,432)	26,027	2,891	—	(21,514)
Income tax expense	(171)	—	(729)	—	(900)

Net (loss) income	$(50,603)	$26,027	$2,162	$—	$(22,414)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2010
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$7,758	$71,987	$13,327	$(8,198)	$84,874

Expenses:
Costs of revenues, excluding depreciation and amortization	79	37,160	7,302	(440)	44,101
General and administrative	8,204	8,994	1,737	(7,758)	11,177
Sales and marketing	712	8,320	1,308	—	10,340
Depreciation and amortization	580	10,793	1,541	—	12,914

Total operating expenses	9,575	65,267	11,888	(8,198)	78,532

Income (loss) from operations	(1,817)	6,720	1,439	—	6,342

Other (expenses) income:
Interest expense	(14,218)	(5,807)	(60)	5,657	(14,428)
Change in fair value of derivatives	149	—	—	—	149
Interest income	5,728	32	37	(5,657)	140
Other	271	(3)	567	—	835

Total other (expenses) income	(8,070)	(5,778)	544	—	(13,304)

(Loss) income before income taxes	(9,887)	942	1,983	—	(6,962)
Income tax expense	—	—	(784)	—	(784)

Net (loss) income	$(9,887)	$942	$1,199	$—	$(7,746)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2009
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$—	$59,888	$10,300	$(385)	$69,803

Expenses:
Costs of revenues, excluding depreciation and amortization	75	34,139	5,928	(385)	39,757
General and administrative	6,618	650	1,211	—	8,479
Sales and marketing	807	4,291	1,001	—	6,099
Depreciation and amortization	588	7,501	805	—	8,894

Total operating expenses	8,088	46,581	8,945	(385)	63,229

(Loss) income from operations	(8,088)	13,307	1,355	—	6,574

Other (expenses) income:
Interest expense	(13,834)	(101)	(24)	30	(13,929)
Change in fair value of derivatives	61	—	—	—	61
Interest income	96	28	25	(30)	119
Other	(44)	(29)	338	—	265

Total other (expenses) income	(13,721)	(102)	339	—	(13,484)

(Loss) income before income taxes	(21,809)	13,205	1,694	—	(6,910)
Income tax expense	—	—	(326)	—	(326)

Net (loss) income	$(21,809)	$13,205	$1,368	$—	$(7,236)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended September 30, 2010
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net (loss) income	$(19,834)	$(12)	$1,832	$—	$(18,014)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,099	20,581	2,923	—	24,603
Change in fair value of derivatives	(174)	—	—	—	(174)
Gain on currency translation effect	—	—	(281)	—	(281)
Accretion on debt, net	1,117	—	—	—	1,117
Amortization of debt issuance costs	213	—	—	—	213
Provision for doubtful accounts	—	1,998	—	—	1,998
Share-based compensation	2,665	3,190	456	—	6,311
Decrease (increase) in:
Accounts receivable	10	(3,863)	(693)	—	(4,546)
Capital lease receivable, net of unearned interest	—	150	(144)	—	6
Restricted cash	(7)	3	310	—	306
Prepaid expenses and other assets	(1,056)	(2,297)	(576)	—	(3,929)
(Decrease) increase in:
Accounts payable and other current liabilities	2,506	(1,395)	(296)	—	815
Deferred revenue	—	2,583	472	—	3,055
Deferred rent and other liabilities	(63)	2,279	48	—	2,264

Net cash (used in) provided by operating activities	(13,524)	23,217	4,051	—	13,744

Cash flows from investing activities:
Purchase of property and equipment	(1,048)	(73,274)	(4,754)	—	(79,076)

Net cash used in investing activities	(1,048)	(73,274)	(4,754)	—	(79,076)

Cash flows from financing activities:
Intercompany activity, net	(54,370)	51,044	3,326	—	—
Proceeds from financing lease	—	—	7,002	—	7,002
Payments of preferred stock dividends	(468)	—	—	—	(468)
Payments of debt issuance costs	(1,654)	—	—	—	(1,654)
Proceeds from issuance of secured notes	55,000	—	—	—	55,000
Payments under capital lease obligations	(585)	(1,653)	(193)	—	(2,431)
Proceeds from issuance of common stock	312	—	—	—	312

Net cash (used in) provided by financing activities	(1,765)	49,391	10,135	—	57,761

Effect of foreign currency exchange rates on cash and cash equivalents	—	86	1,678	—	1,764

Net (decrease) increase in cash and cash equivalents	(16,337)	(580)	11,110	—	(5,807)
Cash and cash equivalents at beginning of period	43,497	517	9,454	—	53,468

Cash and cash equivalents at end of period	$27,160	$(63)	$20,564	$—	$47,661

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended September 30, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net (loss) income	$(50,603)	$26,027	$2,162	$—	$(22,414)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,213	15,016	1,537	—	17,766
Loss on early extinguishment of debt	10,275	—	—	—	10,275
Change in fair value of derivative	1,439	—	—	—	1,439
Gain on currency translation effect	—	—	(729)	—	(729)
Accretion on debt, net	1,434	(1)	—	—	1,433
Amortization of debt issuance costs	612	27	—	—	639
Provision for doubtful accounts	—	569	—	—	569
Interest payment in kind on secured loans	395	—	—	—	395
Settlement of interest rate swaps	(8,360)	—	—	—	(8,360)
Share-based compensation	1,712	2,349	87	—	4,148
(Increase) decrease in:
Accounts receivable	(6)	(1,175)	(566)	—	(1,747)
Capital lease receivables, net of unearned interest	—	127	—	—	127
Restricted cash	(66)	1,156	(504)	—	586
Prepaid expenses and other assets	21	(1,413)	(928)	—	(2,320)
Increase (decrease) in:
Accounts payable and other current liabilities	8,553	(9,127)	1,720	—	1,146
Deferred revenue	—	1,312	459	—	1,771
Deferred rent and other	1,834	981	78	—	2,893

Net cash provided by (used in) operating activities	(31,547)	35,848	3,316	—	7,617

Cash flows from investing activities:
Purchase of fixed assets	(2,494)	(34,336)	(3,444)	—	(40,274)

Net cash used in investing activities	(2,494)	(34,336)	(3,444)	—	(40,274)

Cash flows from financing activities:
Payments on secured loans and convertible debt	(290,930)	—	—	—	(290,930)
Intercompany activity, net	368	(1,222)	854	—	—
Payments of preferred stock dividends	(456)	—	—	—	(456)
Payments of debt issuance costs	(3,360)	—	—	—	(3,360)
Proceeds from issuance of secured notes	386,963	—	—	—	386,963
Payments under capital lease obligations	(504)	(991)	(92)	—	(1,587)
Proceeds from issuance of common stock	19,972	(19)	—	—	19,953

Net cash provided by (used in) financing activities	112,053	(2,232)	762	—	110,583

Effect of foreign currency exchange rates on cash and cash equivalents	—	(346)	1,358	—	1,012

Net increase (decrease) in cash and cash equivalents	78,012	(1,066)	1,992	—	78,938
Cash and cash equivalents at beginning of period	41,895	1,364	8,527	—	51,786

Cash and cash equivalents at end of period	$119,907	$298	$10,519	$—	$130,724

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
          Our business is characterized by long term contracts, which provide for monthly recurring revenue from a diversified customer base. Our customer contracts are generally three years in duration and for the six and three months ended September 30, 2010, approximately 93% and 94% of our overall revenue was recurring.
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
Results of Operations
Results of Operations for the Three Months Ended September 30, 2010 as Compared to the Three Months Ended September 30, 2009.
          Revenues. The following charts provide certain information with respect to our revenues:

	Three Months Ended
	September 30,
	2010	2009

United States	84%	85%
International	16%	15%

	100%	100%

	Three Months Ended September 30,
	2010		2009

Revenues consist of (in thousands):
Colocation	$37,624	44%	$27,584	40%
Managed and professional services	40,351	48%	36,150	51%
Exchange point services	5,167	6%	4,605	7%
Equipment resales	1,732	2%	1,464	2%

	$84,874	100%	$69,803	100%

          The $15.1 million, or 22% increase in revenues for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 is mainly due to both an increase in our deployed customer base and an expansion of services to existing customers. Our deployed customer base increased to 1,349 customers as of September 30, 2010 from 1,089 customers as of September 30, 2009. Revenues consist of:
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
          The $10.0 million, or 36% increase in colocation revenue for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 is primarily the result of an increase in our utilization of total net colocation space to 36.6% as of September 30, 2010 from 29.8% as of September 30, 2009. Our utilization of total net colocation space represents space billed to customers as a percentage of total space built-out and available to customers. For comparative purposes, space added during the three months ended September 30, 2010 was assumed to be also available as of September 30, 2009.
          The $4.2 million, or 12% increase in managed and professional services revenue for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.
          The $0.6 million, or 12% increase in exchange point services revenue for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased to 9,650 as of September 30, 2010 from 8,789 as of September 30, 2009.
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
          Costs of Revenues. Costs of revenues, excluding depreciation and amortization, increased $4.3 million, or 11%, to $44.1 million for the three months ended September 30, 2010, from $39.8 million for the three months ended September 30, 2009. Cost of revenues, excluding depreciation and amortization, consist mainly of operations personnel, fees to third party service providers, procurement of connectivity and equipment, technical and colocation space costs, electricity, chilled water, insurance, property taxes, and security services. The increase was mainly due to increases of $2.2 million in certain variable costs such as electricity and maintenance as a result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above. We also had increases of $1.0 million in personnel costs, and $0.8 million in technical and colocation space costs.
          The $1.0 million increase in personnel costs was mainly due to an increase in our operations and engineering staffing from 553 employees as of September 30, 2009 to 625 employees as of September 30, 2010 which is mainly due to our expansion of operations throughout our locations. The $0.8 million increase in technical and colocation space costs was primarily the result of new colocation space in Dallas, Texas, and Sao Paulo, Brazil.
          General and Administrative Expenses. General and administrative expenses increased $2.7 million, or 32%, to $11.2 million for the three months ended September 30, 2010 from $8.5 million for the three months ended September 30, 2009. General and administrative expenses consist primarily of administrative personnel, professional service fees, rent, and other general corporate expenses. The $2.7 million increase in general and administrative expenses was mainly due to an increase in administrative personnel costs of $1.6 million and professional fees of $0.8 million, which includes accounting, legal and other services. Personnel costs include payroll and share-based compensation.
          The $1.6 million increase in administrative personnel costs is the result of $1.0 million of share-based compensation, and an increase in headcount from 157 of administration employees as of September 30, 2009 to 172 administration employees as of September 30, 2010.
          Sales and Marketing Expenses. Sales and marketing expense increased $4.2 million, or 69%, to $10.3 million for the three months ended September 30, 2010 as compared to $6.1 million for the three months ended September 30, 2009. The $4.2 million increase in sales and marketing expenses was mainly due to a $2.5 million increase in payroll and sales commissions, $0.6 million increase in provision for doubtful accounts and $0.5 million in certain other costs such as marketing expense, channel commissions and travel-related expenses as a result of our growth in revenue. The $2.5 million increase in payroll and sales commissions was mainly due to an increase in headcount from 102 sales and marketing employees as of September 30, 2009 to 133 sales and marketing employees as of September 30, 2010 coupled with an increase in sales commissions due to increased customer deployments.
          Depreciation and Amortization Expenses. Depreciation and amortization expense increased $4.0 million, or 45% to $12.9 million for the three months ended September 30, 2010 from $8.9 million for the three months ended September 30, 2009. The increase is the result of capital expenditures mostly related to the expansion of our data center footprint and upgrades to the infrastructure of our current footprint.
          Other. For the three months ended September 30, 2010 and 2009, we recorded $0.8 million and $0.3 million of other income, respectively, which was primarily attributable to fluctuations in foreign currency during the periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
Results of Operations for the Six Months Ended September 30, 2010 as Compared to the Six Months Ended September 30, 2009.
          Revenues. The following charts provide certain information with respect to our revenues:

	Six Months Ended
	September 30,
	2010	2009

United States	84%	86%
International	16%	14%

	100%	100%

	Six Months Ended September 30,
	2010		2009

Revenues consist of (in thousands):
Colocation	$70,320	43%	$53,225	39%
Managed and professional services	78,422	48%	69,937	52%
Exchange point services	10,044	6%	9,056	7%
Equipment resales	5,135	3%	3,346	2%

	$163,921	100%	$135,564	100%

          The $28.4 million, or 21% increase in revenues for the six months ended September 30, 2010 as compared to the six months ended September 30, 2009 is mainly due to both an increase in our deployed customer base and an expansion of services to existing customers. Our deployed customer base increased to 1,349 customers as of September 30, 2010 from 1,089 customers as of September 30, 2009. Revenues consist of:
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
          The $17.1 million, or 32% increase in colocation revenue for the six months ended September 30, 2010 as compared to the six months ended September 30, 2009 is primarily the result of an increase in our utilization of total net colocation space to 36.6% as of September 30, 2010 from 29.8% as of September 30, 2009. Our utilization of total net colocation space represents space billed to customers as a percentage of total space built-out and available to customers. For comparative purposes, space added during the six months ended September 30, 2010 was assumed to be also available as of September 30, 2009.
          The $8.5 million, or 12% increase in managed and professional services revenue for the six months ended September 30, 2010 as compared to the six months ended September 30, 2009 is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.
          The $1.0 million, or 11% increase in exchange point services revenue for the six months ended September 30, 2010 as compared to the six months ended September 30, 2009 is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased to 9,650 as of September 30, 2010 from 8,789 as of September 30, 2009.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
          Costs of Revenues. Costs of revenues, excluding depreciation and amortization, increased $11.2 million, or 15%, to $87.7 million for the six months ended September 30, 2010, from $76.5 million for the six months ended September 30, 2009. Cost of revenues, excluding depreciation and amortization, consist mainly of operations personnel, fees to third party service providers, procurement of connectivity and equipment, technical and colocation space costs, electricity, chilled water, insurance, property taxes, and security services. The increase was mainly due to increases of $4.2 million in certain variable costs such as electricity, bandwidth and maintenance as a result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above. We also had increases of $2.1 million in personnel costs, $1.9 million in costs of equipment resales, and $1.8 million in technical and colocation space costs.
          The $2.1 million increase in personnel costs was mainly due to an increase in our operations and engineering staffing from 553 employees as of September 30, 2009 to 625 employees as of September 30, 2010 which is mainly due to our expansion of operations throughout our locations. The $1.9 million increase in costs of equipment resales for the six months ended September 30, 2010 as compared to the six months ended September 30, 2009 is consistent with the increase in related revenues. The $1.8 million increase in colocation space costs was primarily the result of new colocation space in Dallas, Texas, and Sao Paulo, Brazil.
          General and Administrative Expenses. General and administrative expenses increased $5.0 million, or 30%, to $21.7 million for the six months ended September 30, 2010 from $16.7 million for the six months ended September 30, 2009. General and administrative expenses consist primarily of administrative personnel, professional service fees, rent, and other general corporate expenses. The $5.0 million increase in general and administrative expenses was mainly due to an increase in administrative personnel costs of $2.7 million and professional fees of $1.6 million, which includes accounting, legal and other services. Personnel costs include payroll and share-based compensation.
          The $2.7 million increase in administrative personnel costs is the result of $1.6 million of share-based compensation, and an increase in headcount from 157 administration employees as of September 30, 2009 to 172 administration employees as of September 30, 2010.
          Sales and Marketing Expenses. Sales and marketing expense increased $6.5 million, or 52%, to $18.9 million for the six months ended September 30, 2010 as compared to $12.4 million for the six months ended September 30, 2009. The $6.5 million increase in sales and marketing expenses was mainly due to a $3.9 million increase in payroll and sales commissions, $1.4 million increase in provision for doubtful accounts and $0.7 million increase in marketing costs. The $3.9 million increase in payroll and sales commissions was mainly due to an increase in headcount from 102 sales and marketing employees as of September 30, 2009 to 133 sales and marketing employees as of September 30, 2010 coupled with an increase in sales commissions due to increased customer deployments.
          Depreciation and Amortization Expenses. Depreciation and amortization expense increased $6.8 million, or 38% to $24.6 million for the six months ended September 30, 2010 from $17.8 million for the six months ended September 30, 2009. The increase is the result of capital expenditures mostly related to the expansion of our data center footprint and upgrades to the infrastructure of our current footprint.
          Interest Expense. Interest expense increased $5.6 million, or 24%, to $28.6 million for the six months ended September 30, 2010 from $23.0 million for the six months ended September 30, 2009. This increase is due to higher average outstanding debt balance during the periods.
          Loss on Early Extinguishment of Debt. For the six months ended September 30, 2009, we incurred a non-cash loss on the early extinguishment of debt of $10.3 million.
          Change in Fair Value of Derivatives. For the six months ended September 30, 2010, we recognized income of $0.2 million, as compared to an expense of $1.4 million for the six months ended September 30, 2009, mainly due to the changes in the fair values of our derivatives from our two interest rate swap agreements that became effective February 2009 (first lien) and July 2009 (second lien). We terminated these swap agreements on June 24, 2009 in connection with our issuance of $420 million aggregate principal amount of 12% Senior Secured Notes and the repayment of our first and second lien senior secured credit facilities with a portion of the proceeds from the note issuance.
          Other. For the six months ended September 30, 2010 and 2009, we recorded $0.5 million and $0.8 million of other income, respectively, which were primarily attributable to fluctuations in foreign currency during the periods.
Liquidity and Capital Resources
          As of September 30, 2010, our principal source of liquidity was our $47.7 million in unrestricted cash and cash equivalents and our $52.9 million in accounts receivable. On April 28, 2010, we issued an additional $50.0 million of our 12% Senior Secured Notes under the same indenture (the “Indenture”) governing the $420.0 million aggregate principal amount of the notes that we issued on June 24, 2009. The $470.0 million 12% Senior Secured Notes now outstanding comprises a single class of notes. We anticipate that we will generate sufficient cash flows from operations to fund our capital expenditures and debt service in connection with our currently identified business objectives.
          In addition, under the indenture (the “Indenture”) governing our $470.0 million aggregate principal amount of 12.0% Senior Secured Notes, due 2017, we may incur certain additional indebtedness, including up to $75 million for the purpose of financing the purchase price or cost of construction or improvement of property, plant or equipment, and/or the acquisition of the capital stock of an entity that becomes a restricted subsidiary.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
          For fiscal year 2011, we anticipate capital expenditures of approximately $115.0 to $120.0 million, with $73.0 million related to the completion of the second and third data centers on our NCR campus in Culpeper, Virginia, $23.0 million to upgrade our technology and service delivery platforms, $13.0 million to finish funding phase 1 of our expansion in Santa Clara, California, $7.0 million for expansion at our Miami NAP, and $4.0 million related to our international operations. We anticipate funding these expenditures with current and future unrestricted cash and other possible resources such as additional indebtedness under our current 12.0% Senior Secured Notes, secured borrowing and other such options.
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
     Sources and Uses of Cash
          Cash provided by operations for the six months ended September 30, 2010 was $13.7 million as compared to cash provided by operations of $7.6 million for the six months ended September 30, 2009. The increase in cash provided by operations is mainly due to timing of cash collections and vendor payments.
          Cash used in investing activities for the six months ended September 30, 2010 was $79.1 million compared to cash used in investing activities of $40.3 million for the six months ended September 30, 2009. This increase is the result of higher capital expenditures mostly related to the expansions of our NCR data center campus in Culpeper, Virginia, upgrades to our technology and service delivery platforms, upgrades to our infrastructure in Miami, Florida and the expansion of our footprint in Santa Clara, California.
          Cash provided by financing activities for the six months ended September 30, 2010 was $57.8 million compared to cash provided by financing activities of $110.6 million for the six months ended September 30, 2009. The decrease in cash provided by financing activities is primarily due to the current proceeds received from our $50.0 million 12% Senior Secured Notes and financing lease of our property which resulted in net proceeds of $7.0 million, compared to the prior year proceeds received from our $420.0 million 12% Senior Secured Notes, the issuance of four million shares of our common stock for approximately $20.0 million, and the $290.9 million in repayments of the first lien and second lien credit agreements, 9% Senior Convertible Debt and Series B Notes.
     Debt Obligations
          As of September 30, 2010, our total liabilities were approximately $649.1 million, of which $108.5 million is due within one year.
     12% Senior Secured Notes
          On June 24, 2009 and April 28, 2010, we completed offerings of $420.0 million and $50.0 million, respectively, of 12% senior secured notes due in 2017, which are guaranteed by substantially all of the Company’s domestic subsidiaries. The 12% Senior Secured Notes are secured by a first priority security interest in substantially all of the assets of the Company and the Guarantors, including the pledge of 100% of all outstanding capital stock of each of the Company’s domestic subsidiaries, excluding Terremark Federal Group, Inc. and Technology Center of the Americas, LLC, and 65% of all outstanding capital stock of substantially all of the Company’s foreign subsidiaries, subject to certain customary exceptions relating to our ability to remove the pledge with respect to certain significant subsidiaries which would otherwise result in additional audit requirements under SEC accounting rules such as providing additional audited financial statements for these subsidiaries.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
          In addition to certain permitted debt incurrence baskets, including the $75.0 million basket described above, if our pro forma fixed charge coverage ratio is 2.0 to 1.0, then we may incur additional indebtedness that ranks pari passu with the senior secured notes.
          Any additional indebtedness permitted under the Indenture may be secured by parity liens on the collateral securing the senior secured notes, provided that our secured leverage ratio does not exceed 3:75 to 1 on a pro-forma basis as if we had incurred such indebtedness at and as of the beginning of our most recently completed four fiscal quarters for which internal financial statements are available. Irrespective of our leverage ratio, any or all of the $75 million basket described above may be secured by junior liens on the collateral securing the senior secured notes.
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
          The following table represents the minimum future operating and capital lease payments for these commitments which includes a financing lease that the total commitment will not be finalized until the completion of the build and inception of the lease, as well as the combined aggregate maturities (principal, interest and maintenance) for the following obligations for each of the fiscal years ended (in thousands):

	Capital Lease	Operating	Convertible	Secured
	Obligations	Leases	Debt	Loans	Total

2011 (six months remaining)	$4,413	$9,010	$1,894	$28,200	$43,517
2012	9,135	16,474	3,789	56,400	85,798
2013	6,698	12,732	3,789	56,400	79,619
2014	2,330	12,613	59,086	56,400	130,429
2015	1,072	12,666	—	56,400	70,138
2016 and thereafter	11,213	42,630	—	594,550	648,393

	$34,861	$106,125	$68,558	$848,350	$1,057,894

          See Liquidity above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
     Recent Accounting Pronouncements
          See Note 2, “Summary of Significant Accounting Policies,” in the accompanying condensed consolidated financial statements for a discussion of Recent Accounting Pronouncements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          At September 30, 2010, our exposure to market risk related primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of short-term fixed interest rate securities. We invest only with high credit quality issuers, and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material impact on the fair value of our investment portfolio.
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
          For the six months ended September 30, 2010, approximately 84% of our recognized revenue was denominated in U.S. dollars, generated mostly from customers in the U.S., and our exposure to foreign currency exchange rate fluctuations was minimal. In the future, a larger portion of our revenues may be derived from operations outside of the U.S. and may be denominated in foreign currency. As a result, future operating results or cash flows could be increasingly impacted due to currency fluctuations relative to the U.S. dollar.
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
ITEM 4.   CONTROLS AND PROCEDURES.
(a)      Evaluation of Disclosure Controls and Procedures
          As of the end of the period covered by this report, Terremark carried out an evaluation, under the supervision and with the participation of Terremark’s management, including Terremark’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Terremark’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2010, Terremark’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed in the reports Terremark files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.
(b)      Changes in Internal Control over Financial Reporting
          There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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
          For the six and three months ended September 30, 2010, we incurred a net loss of $18.0 million and $7.7 million. The net loss for the six and three months ended September 30, 2010, included $0.2 million and $0.1 million of non-cash income on change in fair value of derivatives. For the years ended March 31, 2010 and 2009, we incurred net losses of $31.7 million and $10.6 million respectively. The net loss for the year ended March 31, 2010 included a $1.5 million non-cash loss on change in fair value of derivatives and a $10.3 million non-cash loss on the early extinguishment of debt. The net loss for the year ended March 31, 2009 included a $3.9 million non-cash loss on change in fair value of derivatives. We are currently investing heavily in our expansion of our datacenters in Culpeper, Virginia, upgrades to support our infrastructure in Miami, Florida and expansion in Santa Clara, California. As a result, we will incur higher depreciation and other operating expenses that will negatively impact our ability to achieve and sustain profitability unless and until these new facilities generate enough revenue to exceed their operating costs and cover additional overhead needed to scale our business to the anticipated growth. Although our goal is to achieve profitability, there can be no guarantee that we will become profitable, and we may continue to incur additional losses. Even if we achieve profitability, given the competitive nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our continuing losses may limit our ability to raise needed financing, or to do so on favorable terms, for various reasons including that those losses are taken into account by the organizations that issue investment ratings on our indebtedness.
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
          For the six months ended September 30, 2010 and the fiscal year ended March 31, 2010, revenues from contracts with the federal sector constituted approximately 20% and 24%, respectively, of our revenues. Generally, U.S. government contracts are subject to oversight audits by government representatives, to profit and cost controls and limitations and to provisions permitting modification or termination, in whole or in part, without prior notice, at the government’s convenience. Government contracts typically have an initial term of one year and renewals are at the discretion of the U.S. government. In some cases, government contracts are subject to the uncertainties surrounding congressional appropriations or agency funding. Our failure to renew or replace U.S. government contracts when they expire could have a material adverse effect on our business, financial condition and results of operations.
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
          For the six months ended September 30, 2010, and 2009 we derived approximately 20% and 22% of our revenues and for the years ended March 31, 2010 and 2009 we derived approximately 24% of our revenues from the federal sector, respectively. Because we derive a large percentage of our revenues from a few major customers, our revenues could significantly decline if we lose one or more of these customers or if the amount of business we obtain from them is reduced.
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
          For the six months ended September 30, 2010 and 2009, 16% and 14% of our total revenue and for the years ended March 31, 2010 and 2009, 15% and 13% of our total revenue, respectively was generated in countries outside of the United States. Some risks inherent in conducting business internationally include:
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
Our substantial leverage may impair our cash flow and financial condition and prevent us from fulfilling our obligations under our indebtedness.
          We have a substantial amount of indebtedness. As of September 30, 2010, we have debt totaling approximately $524.1 million, of which $7.2 million is current and payable during the twelve months ending September 30, 2011. As of March 31, 2010, we had debt totaling approximately $456.6 million, of which $4.9 million was current and payable during the twelve months ending March 31, 2011. For a description of our outstanding debt, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Our substantial indebtedness could have important consequences, including, but not limited to:
•	making it more difficult for us to satisfy our obligations and comply with the restrictions under our outstanding notes;

•	increasing our vulnerability to general adverse economic and industry conditions by making it more difficult for us to react quickly to changing conditions;

•	limiting our ability to obtain additional or favorable financing to fund future working capital, capital expenditures, debt service requirements, acquisitions and other general corporate purposes;

•	requiring that we use a substantial portion of our cash flow from operations to pay principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate purposes;
•	limiting our flexibility in planning for, or reacting to, changes in our business, and the industry in which we operate; and

•	placing us at a competitive disadvantage to those of our competitors that have less indebtedness.
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
          The market for our equity securities has been extremely volatile (ranging from $5.70 per share to $10.72 per share, during the 52-week trading period ended September 30, 2010). Our stock price could suffer in the future as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter. The factors that could cause the price of our common stock in the public market to fluctuate significantly include the following:
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
          The sale or availability for sale of substantial amounts of our common stock could adversely impact its price. Our certificate of incorporation authorizes us to issue 100,000,000 shares of common stock. On September 30, 2010, there were approximately 65.8 million shares of our common stock issued and outstanding, also there are approximately 13.4 million shares of our common stock reserved for issuance pursuant to our 6.625% Senior Convertible Notes, Series I convertible preferred stock, options, nonvested stock and warrants to purchase our common stock, which consist of:
•	4,575,200 shares of our common stock reserved for issuance upon conversion of our 6.625% Senior Convertible Notes, plus up to an additional 5,085,513 reserved for issuance in the event of certain change in control transactions in which at least 10% or more of the consideration paid to our stockholders is in cash;

•	1,034,667 shares of our common stock reserved for issuance upon conversion of our Series I convertible preferred stock;

•	2,071,263 shares of our common stock issuable upon exercise of options;

•	3,733,134 shares of our nonvested stock; and

•	2,018,128 shares of our common stock issuable upon exercise of warrants.

          Accordingly, a substantial number of additional shares of our common stock are likely to become available for sale in the foreseeable future, which may have an adverse impact on our stock price.
Our common shares are thinly traded and, therefore, relatively illiquid.
          While our common shares trade on the NASDAQ, our stock is thinly traded (approximately 0.7%, or 431,914 shares, of our stock traded on an average daily basis during the twelve months ended September 30, 2010) and you may have difficulty in selling your shares quickly. The low trading volume of our common stock is outside of our control, and may not increase in the near future or, even if it does increase in the future, may not be maintained.
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
          We have no intention in the foreseeable future to pay any cash dividends on our common stock in accordance with the terms of our new credit facilities. Furthermore, unless we satisfy specified financial ratio covenants we may not pay cash or stock dividends without the written consent of our note holders. Further, the terms of our Series I convertible preferred stock provide that, in the event we pay any dividends on our common stock, an additional dividend must be paid with respect to all of our outstanding Series I convertible preferred stock in an amount equal to the aggregate amount of dividends that would be owed for all shares of common stock into which the shares of Series I convertible preferred stock could be converted at such time. Therefore, an investor in our common stock will obtain an economic benefit from the common stock only after an increase in its trading price and only by selling the common stock.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
          None.
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
          None.
ITEM 4.   (REMOVED AND RESERVED).
          None.
ITEM 5.   OTHER INFORMATION
          None.
ITEM 6. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.
         (a) List of documents filed as part of this report:
1. Financial Statements
•	Management’s Report on Internal Control over Financial Reporting.

•	Report of Independent Registered Certified Public Accounting Firm on the Financial Statements — KPMG LLP.

•	Report of Independent Registered Certified Public Accounting Firm on Internal Control Over Financial Reporting — KPMG LLP.

•	Consolidated Balance Sheets as of September 30, 2010 and March 31, 2010.

•	Consolidated Statements of Operations for the Six and Three Months Ended September 30, 2010 and 2009.

•	Consolidated Statement of Changes in Stockholders’ Equity for the Six Months Ended September 30, 2010.

•	Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2010 and 2009.

•	Notes to Condensed Consolidated Financial Statements.
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

10.1
Amended and Restated Terremark Worldwide, Inc. 2005 Executive Incentive Plan., filed as Annex A to the Company’s definitive proxy statement filed in connection with its 2010 Annual Meeting of Stockholders and incorporated by reference herein.

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

SIGNATURES
          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of November, 2010.

TERREMARK WORLDWIDE, INC.
By:	/s/ MANUEL D. MEDINA
Manuel D. Medina
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2010

By:	/s/ JOSE A. SEGRERA
Jose A. Segrera
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 1, 2010

EXHIBIT SCHEDULE

Exhibit
Number	Description

10.1
Amended and Restated Terremark Worldwide, Inc. 2005 Executive Incentive Plan., filed as Annex A to the Registrant’s definitive proxy statement filed in connection with its 2010 Annual Meeting of Stockholders and incorporated by reference herein.

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