Form 10-Q
period 2010-12-31
TERREMARK WORLDWIDE INC.
filed 2011-02-07
CIK 912890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2010

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
     Indicate by check mark if the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of February 3, 2011, there were 67,403,482 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	December 31,	March 31,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$68,881	$53,468
Accounts receivable, net	61,574	50,266
Current portion of capital lease receivables	286	418
Prepaid expenses and other current assets	15,078	12,605

Total current assets	145,819	116,757
Restricted cash	1,636	1,959
Property and equipment, net	482,135	404,656
Debt issuance costs, net	5,546	3,384
Other assets	15,288	15,384
Capital lease receivables, net of current portion	274	235
Intangibles, net	10,348	11,759
Goodwill	96,112	96,112

Total assets	$757,158	$650,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$8,391	$4,919
Accounts payable and other current liabilities	66,627	91,948

Total current liabilities	75,018	96,867
Secured loans	518,533	388,835
Convertible debt	57,192	57,192
Deferred rent and other liabilities	41,360	18,351
Deferred revenue	8,959	8,514

Total liabilities	701,062	569,759

Commitments and contingencies	—	—

Stockholders’ equity:
Series I convertible preferred stock: $0.001 par value, 0 and 312 shares issued and outstanding	—	—
Common stock: $0.001 par value, 100,000,000 shares authorized; 67,376,237 and 65,058,331 shares issued and outstanding	67	65
Common stock warrants	8,901	8,901
Additional paid-in capital	465,622	456,860
Accumulated deficit	(417,524)	(384,667)
Accumulated other comprehensive loss	(970)	(672)

Total stockholders’ equity	56,096	80,487

Total liabilities and stockholders’ equity	$757,158	$650,246

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenues	$258,196	$209,836	$94,275	$74,272

Expenses:
Cost of revenues, excluding depreciation and amortization	135,848	118,362	48,102	41,880
General and administrative	33,893	25,522	12,201	8,807
Sales and marketing	29,173	19,572	10,266	7,197
Depreciation and amortization	39,189	27,474	14,586	9,708

Total operating expenses	238,103	190,930	85,155	67,592

Income from operations	20,093	18,906	9,120	6,680

Other (expenses) income:
Interest expense	(45,508)	(36,649)	(16,861)	(13,656)
Loss on early extinguishment of debt	—	(10,275)	—	—
Change in fair value of derivatives	(6,351)	(1,806)	(6,525)	(367)
Interest income	384	297	137	85
Other	595	814	73	59

Total other expenses	(50,880)	(47,619)	(23,176)	(13,879)

Loss before income taxes	(30,787)	(28,713)	(14,056)	(7,199)
Income tax expense	(2,070)	(1,779)	(787)	(879)

Net loss	(32,857)	(30,492)	(14,843)	(8,078)
Preferred dividend	(628)	(703)	(161)	(234)

Net loss attributable to common stockholders	$(33,485)	$(31,195)	$(15,004)	$(8,312)

Net loss per common share:
Basic and diluted	$(0.51)	$(0.49)	$(0.23)	$(0.13)

Weighted average common shares outstanding — basic and diluted	65,818	63,636	66,520	64,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

		Common
		Stock Par					Accumulated
	Preferred	Value		Common	Additional		Other
	Stock	Issued		Stock	Paid-In	Accumulated	Comprehensive
	Series I	Shares	Amount	Warrants	Capital	Deficit	Loss	Total
Balance at March 31, 2010	$—	65,058	$65	$8,901	$456,860	$(384,667)	$(672)	$80,487
Components of comprehensive loss:
Net loss	—	—	—	—	—	(32,857)	—	(32,857)
Foreign currency translation adjustment	—	—	—	—	—	—	(298)	(298)

Total comprehensive loss								(33,155)
Dividends on preferred stock	—	—	—	—	(628)	—	—	(628)
Conversion of preferred shares	—	1,042	1	—	1	—	—	2
Issuance of common stock in lieu of cash Series I convertible preferred stock dividend	—	21	—	—	161			161
Issuance of common stock in settlement of share-based awards	—	1,255	1	—	1,621	—	—	1,622
Share-based compensation	—	—	—	—	7,607	—	—	7,607

Balance at December 31, 2010	$—	67,376	$67	$8,901	$465,622	$(417,524)	$(970)	$56,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(32,857)	$(30,492)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	39,189	27,474
Loss on early extinguishment of debt	—	10,275
Change in fair value of derivatives	6,351	1,806
Gain on currency translation effect	(584)	(740)
Accretion on debt, net	1,760	2,045
Amortization of debt issuance costs	357	698
Provision for doubtful accounts	2,698	1,236
Interest payment in kind on secured loans	—	395
Settlement of interest rate swaps	—	(8,360)
Share-based compensation	10,393	6,455
(Increase) decrease in:
Accounts receivable	(13,893)	(5,960)
Capital lease receivables, net of unearned interest	92	268
Restricted cash	324	791
Prepaid expenses and other assets	(6,013)	(9,091)
Increase (decrease) in:
Accounts payable and other current liabilities	(11,942)	(11,567)
Deferred revenue	3,259	2,036
Deferred rent and other liabilities	2,512	2,877

Net cash provided by (used in) operating activities	1,646	(9,854)

Cash flows from investing activities:
Purchase of property and equipment	(115,309)	(81,205)
Acquisition of management solutions company, net of cash acquired	—	(11,420)

Net cash used in investing activities	(115,309)	(92,625)

Cash flows from financing activities:
Payment on secured loans and convertible debt	—	(290,930)
Proceeds from financing lease	7,002	—
Payments of preferred stock dividends	(699)	(690)
Payments of debt issuance costs	(2,259)	(3,545)
Proceeds from issuance of secured notes	127,938	386,963
Payments under capital lease obligations	(4,132)	(2,531)
Proceeds from issuance of common stock	344	20,022

Net cash provided by financing activities	128,194	109,289

Effect of foreign currency exchange rates on cash and cash equivalents	882	964

Net increase in cash and cash equivalents	15,413	7,774
Cash and cash equivalents at beginning of period	53,468	51,786

Cash and cash equivalents at end of period	$68,881	$59,560

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business and Organization
     Terremark Worldwide, Inc., together with its consolidated subsidiaries (“we,” “us,” “our,” “Terremark,” or the “Company”), is a global provider of managed IT solutions leveraging its highly connected carrier-neutral data centers across major networking hubs in the United States, Europe and Latin America. The Company delivers a comprehensive suite of managed solutions including colocation, managed hosting, managed network, disaster recovery, security and cloud computing services. Terremark serves approximately 1,400 customers worldwide across a broad range of sectors, including enterprise, government agencies, systems integrators, network service providers, internet content and portal companies and internet infrastructure companies. The Company delivers its solutions through specialized data centers, including its three primary facilities: NAP of the Americas in Miami, Florida; NAP of the Capital Region in Culpeper, Virginia outside downtown Washington, D.C.; and NAP of the Americas/West in Santa Clara, California.
2. Summary of Significant Accounting Policies
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany accounts and transactions between consolidated companies have been eliminated in consolidation.
     The accompanying unaudited condensed consolidated financial statements have additionally been prepared in accordance with the accounting policies described in Terremark’s Annual Report on Form 10-K for the year ended March 31, 2010 and should be read in conjunction with such policies and Terremark’s audited consolidated financial statements and notes contained in such Annual Report. The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations, cash flows and changes in stockholders’ equity for the periods presented have been included. The operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.
Correction of Immaterial Error Related to Prior Periods
     In connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, an error was identified in the calculation and presentation of the changes in Accounts Payable and Other Current Liabilities and Purchase of Property and Equipment line items in the statement of cash flows. The Company reviewed the impact of this error on the prior periods in accordance with the Financial Accounting Standards Board (“FASB”) and Securities and Exchange Commission (“SEC”) guidance and determined that the error was not material to any prior periods. However, the Company has revised its statement of cash flows for the nine months ended December 31, 2009 by increasing net cash used in investing activities for the Purchase of Property and Equipment and decreasing cash flows used in operating activities in Accounts Payable and Other Current Liabilities by approximately $4.3 million. For the comparative fiscal years, the Company will also correct the prior periods as follows (in thousands):

	Year Ended	Year Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Accounts payable and other current liabilities	$(9,070)	$13,672

Cash flows from investing activities:
Purchase of property and equipment	$9,070	$(13,672)

Reclassifications
     Certain reclassifications have been made to the prior periods’ condensed consolidated financial statements to conform to the current presentation.
Significant concentrations
     The federal sector, which includes federal government agencies and non-government entities that contract with the federal government, accounted for approximately 21% and 23% of our revenues for the nine and three months ended December 31, 2010, respectively. Also the federal government accounted for approximately 22% and 23% of our revenues for the nine and three months ended December 31, 2009, respectively. No commercial customer accounted for more than 10% of revenues for each of the nine and three months ended December 31, 2010 and 2009.
Derivatives
     The Company has, in the past, used financial instruments, including interest cap agreements and interest rate swap agreements, to manage exposure to movements in interest rates. The use of these financial instruments modifies the Company’s exposure to these risks and is designed to minimize such risks. The Company does not hold or issue derivative instruments for trading purposes.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)
     The Company entered into two interest rate swap agreements as required under the provisions of the $250.0 million mortgage loan entered into on July 31, 2007. The interest rate swaps were settled on June 24, 2009. See Note 11.
     The Company’s 6.625% Senior Convertible Notes, due June 15, 2013 (the “6.625% Senior Convertible Notes”), and $50.0 million aggregate principal amount of the Company’s 12% Senior Secured Notes, due June 15, 2017, issued on April 28, 2010 (the “$50.0 million 12% Senior Secured Notes”), contain embedded derivatives that require separate valuation. The Company recognizes these derivatives as assets or liabilities on its balance sheet, measures them at their estimated fair value and recognizes changes in their estimated fair value in earnings for the relevant period.
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
Construction in progress
     Construction in progress is stated at its original cost and includes direct expenditures associated with the expansion of the Company’s data center footprint and upgrades to infrastructure of current data center footprint. Once an expansion project becomes operational, these capitalized costs are allocated to certain property and equipment categories and are depreciated at the appropriate rates consistent with the estimated useful lives of the underlying assets. In addition, the Company capitalizes selected interest costs during the construction phase if certain criteria are met. The following table sets forth total interest cost incurred and total interest cost capitalized for the periods indicated (in thousands):

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Interest expense	$45,508	$36,649	$16,861	$13,656
Interest capitalized	3,096	2,276	210	1,647

Interest charges incurred	$48,604	$38,925	$17,071	$15,303

Fair value of financial instruments
The fair value of secured loans and convertible debt is as follows (in thousands):

	December 31, 2010		March 31, 2010
	Book Value	Fair Value	Book Value	Fair Value
Secured loans:
$420.0 million 12% Senior Secured Notes	$390,859	$479,901	$388,835	$481,491
$50.0 million 12% Senior Secured Notes	54,664	57,055	—	—
$75.0 million 9.5% Senior Secured Second Lien Notes	73,010	75,652	—	—

	$518,533	$612,608	$388,835	$481,491

Convertible debt:
6.625% Senior Convertible Notes	$57,192	$66,806	$57,192	$59,062
     The book value for the Company’s secured loans and convertible debt is net of the unamortized discount or premium to debt principal. See Notes 9 and 10.
Fair value measurements
The table below summarizes the fair values of our financial assets (liabilities) as follows (in thousands):

	Fair Value at
	December 31,	Fair Value Measurement Using
	2010	Level 1	Level 2	Level 3
Money market fund	$42,197	$42,197	$—	$—
Embedded derivatives	(6,645)	—	—	(6,645)

	$35,552	$42,197	$—	$(6,645)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)
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
     Embedded derivatives — these instruments are embedded within the Company’s 6.625% Senior Convertible Notes and $50.0 million 12% Senior Secured Notes. These instruments were valued using pricing models that incorporate the Company’s stock price, credit risk, volatility, U.S. risk free interest rate, transaction details such as contractual terms, maturity and amount of future cash inflows, as well as assumptions about probability and the timing of certain future events. These embedded derivatives are included in deferred rent and other liabilities on the Company’s balance sheet and the change in the fair value is recorded in the income statement line item, change in fair value of derivatives. For a summary of the changes in the fair value of these embedded derivatives, see Note 11.
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
     On January 1, 2010, the Company adopted new accounting guidance regarding disclosures about fair value measurements. The guidance amends existing disclosure criteria, requiring entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The guidance also amends existing guidance to clarify that an entity must provide fair value measurement disclosures for each major class of assets and liabilities. With respect to the new disclosures for transfers between Level 1 and Level 2 fair value measurements, the Company’s adoption of this new accounting guidance had no significant impact on its condensed consolidated financial statements. The Company is currently evaluating whether the disclosure of activity in Level 3 fair value measurements will have any impact on its consolidated financial statements.
3. Acquisitions
     On November 12, 2009, the Company entered into a purchase agreement to acquire all issued and outstanding equity interests in DS3 DataVaulting, LLC, a data management solutions provider, for a final purchase price of $12.1 million in cash, including a working capital adjustment of $0.6 million paid to the sellers on March 1, 2010. Pursuant to the purchase agreement, the sellers agreed to indemnify the Company for certain potential contractual obligations. In accordance with the terms of the related escrow agreement, $1.5 million of the purchase price was placed into an escrow account to secure such indemnification obligations. The escrow agreement ends on May 11, 2011, at which time the remaining funds, if any, will be distributed to the sellers. This data management solutions provider delivers offsite, online data backup and restore services, which enable enterprises and government agencies to rapidly and securely backup and restore files, databases and operating systems. The costs to acquire the data management solutions provider were allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their respective fair values, and any excess was allocated to goodwill. The following summarizes the final allocation of the purchase price as of December 31, 2010 (in thousands):

Cash and cash equivalents	$44
Accounts receivable, net	827
Prepaid and other current assets	258
Property and equipment	1,690
Intangibles	825
Goodwill	9,923
Accounts payable and accrued expenses	(398)
Deferred revenue	(162)
Capital lease obligations	(926)

Net assets acquired	$12,081

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)
4. Accounts Receivable

	December 31,	March 31,
	2010	2010
Accounts receivable, net, consists of (in thousands):
Accounts receivable	$46,111	$39,359
Unbilled revenue	17,427	12,182
Allowance for doubtful accounts	(1,964)	(1,275)

	$61,574	$50,266

     Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Unbilled revenue consists of revenues earned for which the customer has not been billed.
5. Prepaid Expenses and Other Assets

	December 31,	March 31,
	2010	2010
Prepaid expenses and other assets consists of (in thousands):
Prepaid expenses	$5,643	$4,741
Deferred costs	12,428	8,758
Deposits	4,551	4,476
Prepaid ground lease	—	3,602
Deferred rent	1,387	1,364
Other	3,336	2,376
Tenant allowance	1,551	1,418
Deferred tax asset	1,213	949
Interest and other receivables	257	305

	30,366	27,989
Less: current portion	(15,078)	(12,605)

	$15,288	$15,384

6. Property and Equipment

	December 31,	March 31,
	2010	2010
Property and equipment, net, consists of (in thousands):
Land	$24,500	$18,336
Building	172,309	140,751
Building and leasehold improvements	99,657	81,433
Machinery	213,052	165,035
Equipment, furniture and fixtures	111,148	82,646
Construction in progress	12,759	30,521

	633,425	518,722
Less: accumulated depreciation and amortization	(151,290)	(114,066)

	$482,135	$404,656

     Depreciation and amortization expense, excluding amortization of intangible assets (see Note 7), was $37.8 million and $14.2 million for the nine and three months ended December 31, 2010, respectively. Depreciation and amortization expense, excluding amortization of intangible assets, was $25.9 million and $9.2 million for the nine and three months ended December 31, 2009, respectively.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)
7. Intangibles

	Amortization Period	December 31,	March 31,
	(Years)	2010	2010
Intangibles, net, consists of (in thousands):
Customer base	8-10	$9,125	$9,125
Technology	4-5	6,400	6,400
Trademarks	—	4,100	4,100
Non-compete agreements	3	100	100

		19,725	19,725
Less: accumulated amortization		(9,377)	(7,966)

		$10,348	$11,759

The Company expects to record amortization expense associated with these intangible assets as follows for each of the fiscal years ended March 31 (in thousands):

	Customer
	Base	Technology
2011 (three months remaining)	$269	$200
2012	1,075	800
2013	1,075	120
2014	1,075	—
2015	1,075	—
2016	559	—

	$5,128	$1,120

     Amortization of intangibles was $1.4 million and $0.4 million for the nine and three months ended December 31, 2010, respectively, and $1.6 million and $0.5 million for the nine and three months ended December 31, 2009, respectively, which is included in depreciation and amortization expense in the Company’s accompanying condensed consolidated financial statements.
8. Accounts Payable and Other Current Liabilities

	December 31,	March 31,
	2010	2010
Accounts payable and other current liabilities consists of (in thousands):
Accounts payable	$31,697	$45,934
Accrued expenses	16,987	17,121
Current portion of deferred revenue	10,606	7,138
Interest payable	3,401	17,308
Customer prepayments	3,936	4,447

	$66,627	$91,948

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)
9. Secured Loans

	December 31,	March 31,
	2010	2010
Secured loans consist of (in thousands):
$420.0 million 12% Senior Secured Notes, due June 15, 2017. Interest is payable semi-annually, on December 15 and June 15 (Effective interest rate of 13.8%)	$390,859	$388,835
$50.0 million 12% Senior Secured Notes, due June 15, 2017. Interest is payable semi-annually, on December 15 and June 15 (Effective interest rate of 10.7%)	54,664	—
$75.0 million 9.5% Senior Secured Second Lien Notes, due November 15, 2013. Interest is payable semi-annually, on November 15 and May 15 (Effective interest rate of 10.9%)	73,010	—

	$518,533	$388,835

     On June 24, 2009 and April 28, 2010, the Company issued an aggregate principal amount of $420.0 million and $50.0 million, respectively, of its 12.0% Senior Secured Notes due June 15, 2017 (collectively, the “12% Senior Secured Notes”), and, on November 16, 2010, the Company issued $75.0 million aggregate principal amount of its 9.5% Senior Secured Second Lien Notes, due November 15, 2013 (“9.5% Senior Secured Second Lien Notes” and, together with the 12% Senior Secured Notes, the “Secured Notes”), all of which Secured Notes are guaranteed by substantially all of the Company’s domestic subsidiaries (the “Guarantors”).
     The 12% Senior Secured Notes and the 9.5% Senior Secured Second Lien Notes are secured by a first priority security interest and a second priority second security interest, respectively, in substantially all of the assets of the Company and the Guarantors, including a pledge of 100% of all outstanding capital stock of each of the Company’s domestic subsidiaries, excluding Terremark Federal Group, Inc. and Technology Center of the Americas, LLC, and 65% of all outstanding capital stock of substantially all of the Company’s foreign subsidiaries, subject to certain customary exceptions relating to our ability to remove a pledge with respect to certain significant subsidiaries that would otherwise result in additional audit requirements under SEC accounting rules. The 12% Senior Secured Notes bear interest at 12.0% per annum, payable on December 15 and June 15 of each year, and the 9.5% Senior Secured Second Lien Notes bear interest at 9.5% per annum, payable on May 15 and November 15 of each year, beginning May 15, 2011. In the event of a change in control of the Company, the Company must offer to purchase all of the Secured Notes then outstanding at a price equal to 101% of their principal amount, plus accrued interest (if any), to the date of repurchase.
     The loan proceeds from the June 2009 issuance of 12% Senior Secured Notes were used to satisfy and repay all of the Company’s then-outstanding secured indebtedness, which included (i) loans under a first lien credit agreement with a face value of $150.0 million, (ii) loans under a second lien credit agreement with a face value of $100.0 million (the foregoing credit agreements together, the “Credit Agreements”) and (iii) $8.4 million for the settlement of two interest rate swap agreements that were entered into in connection with the Credit Agreements. The Company paid prepayment premiums of $2.2 million to the holders of the second lien credit agreement in connection with this financing transaction. The Company used the remainder of the proceeds to fund working capital and other general operational purposes.
     The repayment of the amounts outstanding under the Credit Agreements was accounted for as an exchange and early extinguishment of debt, and the $420.0 million 12% Senior Secured Notes issued in June 2009 were accounted for as a new debt instrument at $387.0 million, net of original issue discount of $33.0 million that included $12.5 million in fees paid to initial purchasers of the notes. The exchange of debt instruments resulted in a loss on the early extinguishment of debt of $10.3 million for the nine months ended December 31, 2009. The loss included $7.0 million of unamortized deferred financing costs, $2.3 million of prepayment penalties related to the second lien credit agreement, breakage fees related to the settlement of the interest rate swaps and $1.0 million of unamortized discount.
     In addition, the Company recorded $3.5 million of debt issuance costs related to the $420.0 million 12% Senior Secured Notes issued in June 2009. For the nine and three months ended December 31, 2010, the Company amortized $2.0 million and $0.7 million of the discount, respectively. For the nine and three months ended December 31, 2009, the Company amortized $1.2 million and $0.6 million of the discount, respectively. For the nine and three months ended December 31, 2010, the Company amortized debt issuance costs of $0.2 million and $0.1 million into interest expense, respectively. For the nine and three months ended December 31, 2009, the Company amortized debt issuance costs of $0.1 million and less than $0.1 million into interest expense, respectively

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)
     The $50.0 million 12% Senior Secured Notes were accounted for as a new debt instrument at $55.0 million, net of premium that included $1.0 million in fees paid to initial purchaser of the notes. The $50.0 million 12% Senior Secured Notes were issued with a substantial premium to par and as a result, the Company determined that the change in control provision would be bifurcated and accounted for separately. The Company has estimated that this embedded derivative does not have significant value, see Note 11. In addition, the Company recorded $1.8 million of debt issuance costs related to the $50.0 million 12% Senior Secured Notes. For the nine and three months ended December 31, 2010, the Company amortized $0.3 million and $0.1 million of the premium and $0.1 million and less than $0.1 million of the debt issuance costs into interest expense, respectively.
     The Company used the proceeds from the issuance of the $50.0 million 12% Senior Secured Notes for working capital and other general corporate purposes.
     The $75.0 million 9.5% Senior Secured Second Lien Notes were accounted for as a new debt instrument at $72.9 million, net of discount that included $2.1 million in fees paid to initial purchaser of the notes. The Company recorded $0.7 million of debt issuance costs related to the $75.0 million 9.5% Senior Secured Second Lien Notes. For the nine and three months ended December 31, 2010, the Company amortized $0.1 million and less than $0.1 million of the debt issuance costs and discount into interest expense, respectively.
     The Company expects to use the proceeds from the issuance of the $75.0 million 9.5% Senior Secured Second Lien Notes for working capital and other general corporate purposes.
10. Convertible Debt

	December 31,	March 31,
	2010	2010
Convertible debt consists of (in thousands):
6.625% Senior Convertible Notes, due June 15, 2013, and convertible into shares of the Company’s common stock at $12.50 per share. Interest at 6.625% is payable semi-annually, on December 15 and June 15 (Effective interest rate of 6.6%)	$57,192	$57,192

	$57,192	$57,192

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
     The 6.625% Senior Convertible Notes, which were issued on May 2, 2007 in a private exchange for $57.2 million aggregate principal amount of our then outstanding 9% Senior Convertible Notes, are unsecured obligations and rank pari passu with all existing and future unsecured and unsubordinated indebtedness, senior in right of payment to all existing and future subordinated indebtedness, and rank junior to any future secured indebtedness. The Company’s 6.625% Senior Convertible Notes contain two embedded derivatives that require separate valuation from the 6.625% Senior Convertible Notes: an equity participation right, which was determined not to have significant value, and a contingent put upon a change in control of the Company. If there is a change in control of the Company, the holders of the 6.625% Senior Convertible Notes have the right to require the Company to repurchase their notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to and including the date of repurchase. If a holder surrenders notes for conversion at any time beginning on the effective notice of a change in control in which 10% or more of the consideration for the Company’s common stock consists of cash, the Company may be required to increase the number of shares issuable upon such conversion by an amount not to exceed 5,085,334 additional shares. The number of additional shares is based on the date on which the partial cash buy-out becomes effective and the price paid or deemed to be paid per share of the Company’s common stock in the change of control. If the Company issues a cash dividend on its common stock, it must pay contingent interest on the 6.625% Senior Convertible Notes equal to the product of the per share cash dividend and the aggregate number of shares of common stock issuable upon conversion of the outstanding 6.625% Senior Convertible Notes.
11. Derivatives
     The Company’s $50.0 million 12% Senior Secured Notes contain an embedded derivative that requires separate valuation from the $50.0 million 12% Senior Secured Notes: a contingent put upon change in control which is described in Note 9.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)
     The Company’s 6.625% Senior Convertible Notes contain two embedded derivatives that require separate valuation from the 6.625% Senior Convertible Notes: an equity participation right and a contingent put upon change in control, see Note 10.
     As of December 31, 2010 and March 31, 2010, the outstanding embedded derivatives contained in the 6.625% Senior Convertible Notes and $50.0 million 12% Senior Secured Notes, comprised an aggregate liability of $6.6 million and $0.3 million, respectively.
     On February 8, 2008, the Company entered into two interest rate swap agreements as required under the Credit Agreements. One of the interest rate swap agreements was effective March 31, 2008 for a notional amount of $148.0 million and a fixed interest rate of 2.999%, and the second interest rate swap agreement was effective on July 31, 2008 for a notional amount of $102.0 million and a fixed interest rate of 3.067%. These interest rate swaps served as economic hedges against increases in interest rates and were not designated as hedges for accounting purposes; therefore, the Company accounted for these interest rate swaps on a fair value basis, adjusted these instruments to fair value and the resulting changes in fair value were charged to earnings.
     In connection with the repayment of the Credit Agreements on June 24, 2009, the interest rate swap agreements were unwound and settled for $8.4 million payable to the holders. The Company recorded $0.9 million of interest expense related to the interest rate swap agreements for the nine months ended December 31, 2009.
12. Deferred Rent and Other Liabilities

	December 31,	March 31,
	2010	2010
Deferred rent and other liabilities consists of (in thousands):
Deferred rent	$12,593	$10,449
Long-term portion of capital lease obligations	19,898	5,751
Deferred tax liability	1,543	1,543
Other liabilities	7,326	608

	$41,360	$18,351

     During the nine months ended December 31, 2010, the Company entered into sale leaseback financing for the Company’s Amsterdam, Netherlands property, which resulted in net proceeds of $7.0 million. This transaction is in connection with the construction of a new data center in Amsterdam and has been accounted for as a financing lease, wherein the property remains on the Company’s financial statements. No gain or loss resulted from this transaction. The Company entered into such financing using an “unrestricted subsidiary” as permitted under the terms of the indentures governing the Secured Notes.
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
14. Changes in Stockholders’ Equity
   Issuance of Common stock
     For the nine months ended December 31, 2010, the Company issued an aggregate of 1,254,930 shares of its common stock to certain employees upon the exercise of stock options and vesting of restricted stock. Shares were net of those surrendered to satisfy the employees’ withholding tax liability.
     For the nine months ended December 31, 2010, all outstanding shares of Series I Convertible Preferred Stock, together with accrued and unpaid dividends thereon, were converted into 1,062,975 shares of our common stock in accordance with the certificate of designation governing the Series I Convertible Preferred Stock.
     On May 29, 2009, in a private transaction, we sold to VMware Bermuda Limited, a wholly-owned subsidiary of VMware, Inc. (“VMware”), four million shares of our common stock at a purchase price of $5.00 per share, for a total purchase price equal to $20 million. As part of the VMware vCloud Initiative, we and VMware have worked together to provide leading-edge utility and cloud computing services to the enterprise and federal markets and continue to jointly cooperate to create and launch cloud infrastructure services.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)
     For the nine and three months ended December 31, 2010, we paid to VMware $0.3 million and less than $0.1 million in software licensing and other fees, respectively, and for the nine and three months ended December 31, 2009, $1.1 million and $0.3 million, respectively.
15. Earnings (Loss) Per Share
     The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods indicated (in thousands):

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
9% Senior Convertible Notes	—	642	—	—
Common stock warrants	2,017	2,025	2,017	2,022
Common stock options	2,158	2,327	2,065	2,359
Nonvested stock	2,964	1,553	3,444	1,783
Series I convertible preferred stock	1,002	1,073	874	1,073
6.625% Senior Convertible Notes	4,575	4,575	4,575	4,575
0.5% Senior Subordinated Convertible Notes	—	163	—	—
16. Share-based Compensation
   Option Awards
     On May 19, 2010, the Company granted stock options to purchase 116,650 shares of its common stock with an exercise price of $7.65 per share to members of the Company’s Board of Directors.
   Nonvested Stock Awards
     The Company records the intrinsic value of nonvested stock awards as additional paid-in capital. Share-based compensation expense is recognized ratably over the applicable vesting period. As of December 31, 2010, the future compensation expense related to nonvested stock that is anticipated to be recognized is approximately $20.2 million. The cost is expected to be recognized over a weighted average period of 2.1 years. The Company recognized approximately $6.8 million and $2.7 million of share-based compensation expense, associated with nonvested stock, for the nine and three months ended December 31, 2010, respectively and $3.6 million and $1.8 million, for the nine and three months ended December 31, 2009, respectively. A summary of the Company’s nonvested stock as of December 31, 2010 and changes for the nine months ended December 31, 2010 is presented below (in thousands, except for per share data):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at April 1, 2010	2,430	$6.54
Granted	1,707	8.66
Vested	(848)	9.18
Forfeited	(134)	9.14

Outstanding at December 31, 2010	3,155	$7.70

Share-based Compensation Recognized in the Statement of Operations
     The following table presents, by operating expense category, the Company’s share-based compensation expense recognized for all outstanding equity awards (in thousands):

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Cost of revenues	$3,224	$2,945	$1,131	$1,037
General and administrative	6,157	2,956	2,577	999
Sales and marketing	1,012	554	374	271

	$10,393	$6,455	$4,082	$2,307

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)
17. Related Party Transactions
     Following is a summary of transactions for the nine and three months ended December 31, 2010 and 2009 and other receivable balances from a corporation controlled by a director of the Company that are included in the accompanying condensed consolidated statements of operations and condensed consolidated balance sheets as of December 31, 2010 and March 31, 2010 (in thousands):

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Services purchased from related party	$—	$91	$—	$30
Services from directors	375	300	125	100

	December 31,	March 31,
	2010	2010
Other assets	$245	$304
     The Company has entered into consulting agreements with three members of the Company’s Board of Directors and an employment agreement with a fourth board member. The consulting agreements provide for a combined annual compensation of $440,000, and the employment agreement provides for annual compensation of $60,000.
18. Revenues

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenues consist of (in thousands):
Colocation	$113,373	$81,113	$43,053	$27,896
Managed and professional services	119,875	109,850	41,453	39,908
Exchange point services	15,640	13,848	5,596	4,793
Equipment resales	9,308	5,025	4,173	1,675

	$258,196	$209,836	$94,275	$74,272

     Total arrangement consideration for managed web hosting solutions may include the procurement of equipment. Amounts allocated to equipment and software sold under these arrangements and included in managed and professional services were $8.7 million and $2.0 million for the nine and three months ended December 31, 2010, respectively and $7.5 million and $3.1 million for the nine and three months ended December 31, 2009, respectively.
19. Information About the Company’s Operating Segment
     As of December 31, 2010 and March 31, 2010, the Company had one reportable business segment, which is data center operations. The data center operations segment provides Tier 1 NAP, Internet infrastructure and managed services in a data center environment. Additionally, the segment provides NAP development and technology infrastructure buildout services.

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)
20. Supplemental Cash Flow Information

	Nine Months Ended
	December 31,
	2010	2009
Supplemental disclosures of cash flow information (in thousands):
Cash paid for interest, net of amount capitalized	$55,681	$38,696
Cash paid for income taxes	1,439	767
Non-cash operating, investing and financing activities:
Assets acquired under capital leases	17,887	5,546
Cancellation and expiration of warrants	—	59
Changes in accrued property and equipment	18,114	(12,172)
Stock tendered in payment of preferred dividend	161	—
Decrease in other assets related to financing lease	3,226	—
21. Supplemental Guarantor and Non-Guarantor Condensed Consolidating Financial Information
     On June 17, 2010, the Company consummated its registered offer to exchange (the “Exchange Offer”) all outstanding 12% Senior Secured Notes (the “Original Notes”) that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), for new 12% Senior Secured Notes that are registered under the Securities Act (the “New Notes”). The terms of the New Notes are substantially identical to the terms of the Original Notes, except that the New Notes are registered under the Securities Act, and the transfer restrictions and registration rights and related additional interest provisions applicable to the Original Notes do not apply to the New Notes. The New Notes represent the same debt as the Original Notes and were issued under the same indenture as the Original Notes. In connection with the Exchange Offer and the registration of the New Notes under the Securities Act, below are certain consolidating financial statements of the Company (not including the Guarantors), the Guarantors and the Company’s subsidiaries that are not Guarantors. In lieu of providing separate unaudited financial statements of the Guarantors, condensed financial statements prepared in accordance with Rule 3-10 of Regulation S-X are presented below.
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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)
Condensed Consolidating Balance Sheet as of December 31, 2010
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Current assets:
Cash and cash equivalents	$48,167	$(1,091)	$21,805	$—	$68,881
Accounts receivables, net	2	52,727	8,845	—	61,574
Current portion of capital lease receivables	—	286	—	—	286
Prepaid expenses and other current assets	826	11,293	2,959	—	15,078

Total current assets	48,995	63,215	33,609	—	145,819
Investment in subsidiaries	227,407	—	—	(227,407)	—
Intercompany accounts receivable	492,402	170,645	4,761	(667,808)	—
Restricted cash	628	1,008	—	—	1,636
Property and equipment, net	6,907	444,657	30,571	—	482,135
Debt issuance costs, net	5,546	—	—	—	5,546
Other assets	1,739	12,267	1,297	(15)	15,288
Capital lease receivables, net of current portion	—	145	129	—	274
Intangibles, net	—	9,523	825	—	10,348
Goodwill	—	89,169	6,943	—	96,112

Total assets	$783,624	$790,629	$78,135	$(895,230)	$757,158

Current liabilities:
Current portion of capital lease obligations	990	6,563	838	—	8,391
Accounts payable and other current liabilities	11,342	45,456	9,829	—	66,627

Total current liabilities	12,332	52,019	10,667	—	75,018
Intercompany accounts payable	167,677	479,079	21,052	(667,808)	—
Secured loans	518,533	—	—	—	518,533
Convertible debt	57,192	—	—	—	57,192
Deferred rent and other liabilities	10,671	20,060	10,629	—	41,360
Deferred revenue	—	7,187	1,782	(10)	8,959

Total liabilities	766,405	558,345	44,130	(667,818)	701,062

Commitments and contingencies	—	—	—	—	—
Stockholders’ equity:
Common stock	67	—	1,064	(1,064)	67
Common stock warrants	8,901	—	—	—	8,901
Additional paid-in capital	465,622	189,036	37,312	(226,348)	465,622
Accumulated (deficit) earnings	(457,371)	43,249	(3,402)	—	(417,524)
Accumulated other comprehensive loss	—	(1)	(969)	—	(970)

Total stockholders’ equity	17,219	232,284	34,005	(227,412)	56,096

Total liabilities and stockholders’ equity	$783,624	$790,629	$78,135	$(895,230)	$757,158

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)
Condensed Consolidating Statement of Operations for the Nine Months Ended December 31, 2010
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$23,275	$217,180	$42,359	$(24,618)	$258,196

Expenses:
Costs of revenues, excluding depreciation and amortization	243	113,280	23,600	(1,275)	135,848
General and administrative	24,598	27,219	5,419	(23,343)	33,893
Sales and marketing	2,371	22,673	4,129	—	29,173
Depreciation and amortization	1,740	32,946	4,503	—	39,189

Total operating expenses	28,952	196,118	37,651	(24,618)	238,103

(Loss) income from operations	(5,677)	21,062	4,708	—	20,093

Other (expenses) other income:
Interest expense	(44,880)	(17,428)	(188)	16,988	(45,508)
Change in fair value of derivatives	(6,351)	—	—	—	(6,351)
Interest income	17,057	160	155	(16,988)	384
Other	(111)	37	669	—	595

Total other (expenses) income	(34,285)	(17,231)	636	—	(50,880)

(Loss) income before income taxes	(39,962)	3,831	5,344	—	(30,787)
Income tax expense	(95)	(7)	(1,968)	—	(2,070)

Net (loss) income	$(40,057)	$3,824	$3,376	$—	$(32,857)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)
Condensed Consolidating Statement of Operations for the Nine Months Ended December 31, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$—	$179,734	$31,295	$(1,193)	$209,836

Expenses:
Costs of revenues, excluding depreciation and amortization	212	101,031	18,312	(1,193)	118,362
General and administrative	20,220	1,655	3,647	—	25,522
Sales and marketing	1,988	14,177	3,407	—	19,572
Depreciation and amortization	1,484	23,112	2,878	—	27,474

Total operating expenses	23,904	139,975	28,244	(1,193)	190,930

(Loss) income from operations	(23,904)	39,759	3,051	—	18,906

Other (expenses) income:
Interest expense	(36,282)	(362)	(106)	101	(36,649)
Loss on early extinguishment of debt	(10,275)	—	—	—	(10,275)
Change in fair value of derivatives	(1,806)	—	—	—	(1,806)
Interest income	218	94	86	(101)	297
Other	(113)	(74)	1,001	—	814

Total other (expenses) income	(48,258)	(342)	981	—	(47,619)

(Loss) income before income taxes	(72,162)	39,417	4,032	—	(28,713)
Income tax expense	(172)	(286)	(1,321)	—	(1,779)

Net (loss) income	$(72,334)	$39,131	$2,711	$—	$(30,492)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)
Condensed Consolidating Statement of Operations for the Three Months Ended December 31, 2010
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$7,758	$78,595	$16,110	$(8,188)	$94,275

Expenses:
Costs of revenues, excluding depreciation and amortization	76	39,522	8,867	(363)	48,102
General and administrative	8,779	9,246	2,001	(7,825)	12,201
Sales and marketing	907	7,813	1,546	—	10,266
Depreciation and amortization	641	12,364	1,581	—	14,586

Total operating expenses	10,403	68,945	13,995	(8,188)	85,155

Income (loss) from operations	(2,645)	9,650	2,115	—	9,120

Other (expenses) income:
Interest expense	(16,603)	(5,853)	(72)	5,667	(16,861)
Change in fair value of derivatives	(6,525)	—	—	—	(6,525)
Interest income	5,668	51	85	(5,667)	137
Other	(73)	(10)	156	—	73

Total other (expenses) income	(17,533)	(5,812)	169	—	(23,176)

(Loss) income before income taxes	(20,178)	3,838	2,284	—	(14,056)
Income tax expense	(45)	(2)	(740)	—	(787)

Net (loss) income	$(20,223)	$3,836	$1,544	$—	$(14,843)

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)
Condensed Consolidating Statement of Operations for the Three
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

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)
Condensed Consolidating Statement of Cash Flows for the Nine
Months Ended December 31, 2010
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net (loss) income	$(40,057)	$3,824	$3,376	$—	$(32,857)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,740	32,946	4,503	—	39,189
Change in fair value of derivatives	6,351	—	—	—	6,351
Gain on currency translation effect	—	—	(584)	—	(584)
Accretion on debt, net	1,760	—	—	—	1,760
Amortization of debt issuance costs	357	—	—	—	357
Provision for doubtful accounts	—	2,698	—	—	2,698
Share-based compensation	4,578	5,051	764	—	10,393
Decrease (increase) in:
Accounts receivable	7	(9,486)	(4,414)	—	(13,893)
Capital lease receivable, net of unearned interest	—	186	(94)	—	92
Restricted cash	10	(1)	315	—	324
Prepaid expenses and other assets	(987)	(5,083)	57	—	(6,013)
(Decrease) increase in:
Accounts payable and other current liabilities	(9,179)	(3,676)	913	—	(11,942)
Deferred revenue	—	2,834	425	—	3,259
Deferred rent and other liabilities	(104)	2,601	15	—	2,512

Net cash (used in) provided by operating activities	(35,524)	31,894	5,276	—	1,646

Cash flows from investing activities:
Purchase of property and equipment	(1,698)	(109,510)	(4,101)	—	(115,309)

Net cash used in investing activities	(1,698)	(109,510)	(4,101)	—	(115,309)

Cash flows from financing activities:
Intercompany activity, net	(82,545)	78,656	3,889	—	—
Proceeds from financing lease	—	—	7,002	—	7,002
Payments of preferred stock dividends	(699)	—	—	—	(699)
Payments of debt issuance costs	(2,259)	—	—	—	(2,259)
Proceeds from issuance of secured notes	127,938	—	—	—	127,938
Payments under capital lease obligations	(887)	(2,851)	(394)	—	(4,132)
Proceeds from issuance of common stock	344	—	—	—	344

Net cash provided by financing activities	41,892	75,805	10,497	—	128,194

Effect of foreign currency exchange rates on cash and cash equivalents	—	203	679	—	882

Net increase (decrease) in cash and cash equivalents	4,670	(1,608)	12,351	—	15,413
Cash and cash equivalents at beginning of period	43,497	517	9,454	—	53,468

Cash and cash equivalents at end of period	$48,167	$(1,091)	$21,805	$—	$68,881

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended December 31, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net (loss) income	$(72,334)	$39,131	$2,711	$—	$(30,492)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,484	23,112	2,878	—	27,474
Loss on early extinguishment of debt	10,275	—	—	—	10,275
Change in fair value of derivatives	1,806	—	—	—	1,806
Loss (gain) on currency translation effect	—	2	(742)		(740)
Accretion on debt, net	2,045	—	—	—	2,045
Amortization of debt issuance costs	672	26	—	—	698
Provision for doubtful accounts	—	1,236	—	—	1,236
Interest payment in kind on secured loans	395	—	—	—	395
Share-based compensation	2,509	3,657	289	—	6,455
Settlement of interest rate swaps	(8,360)	—	—	—	(8,360)
Decrease (increase) in:
Accounts receivable	(9)	(5,880)	(71)	—	(5,960)
Capital lease receivable, net of unearned interest	—	268	—	—	268
Restricted cash	(53)	1,155	(311)	—	791
Prepaid expenses and other assets	(60)	(3,499)	(5,532)	—	(9,091)
(Decrease) increase in:
Accounts payable and other current liabilities	122	(12,207)	518	—	(11,567)
Deferred revenue	—	1,972	64	—	2,036
Deferred rent and other liabilities	1,494	1,216	167	—	2,877

Net cash (used in) provided by operating activities	(60,014)	50,189	(29)	—	(9,854)

Cash flows from investing activities:
Purchase of property and equipment	(734)	(68,796)	(11,675)	—	(81,205)
Acquisition of management solutions company, net cash acquired	—	(11,420)	—	—	(11,420)

Net cash used in investing activities	(734)	(80,216)	(11,675)	—	(92,625)

Cash flows from financing activities:
Payment on secured loans and convertible debt	(290,930)	—	—	—	(290,930)
Intercompany activity, net	(41,343)	30,204	11,139	—	—
Payments of preferred stock dividends	(690)	—	—	—	(690)
Payments of debt issuance costs	(3,545)	—	—	—	(3,545)
Proceeds from issuance of secured notes	386,963	—	—	—	386,963
Payments under capital lease obligations	(886)	(1,510)	(135)	—	(2,531)
Proceeds from issuance of common stock	20,022	—	—	—	20,022

Net cash provided by financing activities	69,591	28,694	11,004	—	109,289

Effect of foreign currency exchange rates on cash and cash equivalents	—	(170)	1,134	—	964

Net increase (decrease) in cash and cash equivalents	8,843	(1,503)	434	—	7,774
Cash and cash equivalents at beginning of period	41,895	1,363	8,528	—	51,786

Cash and cash equivalents at end of period	$50,738	$(140)	$8,962	$—	$59,560

TERREMARK WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)
22. Subsequent Events
     On January 27, 2011, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Verizon Communications Inc., a Delaware corporation (“Parent”), and Verizon Holdings Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Purchaser”).
     Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Purchaser will commence a tender offer (the “Offer”) no earlier than the tenth (10th) business day and no later than the fifteenth (15th) business day following January 27, 2011 to acquire all outstanding shares of common stock, par value $0.001 per share, of the Company (“Common Stock”) at a purchase price of $19.00 per share, net to the seller in cash, less any required withholding taxes. The Merger Agreement further provides that, following completion of the Offer, Purchaser will merge with and into the Company, with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Parent (the “Merger”).
     In connection with the Company’s termination of the Merger Agreement in certain circumstances related to the Company’s execution of a definitive agreement in respect of a superior proposal, the Company must pay or cause to be paid to Parent, concurrently with and as a condition to such termination, a termination fee equal to $52.5 million, unless the Company terminates the Merger Agreement on or prior to February 26, 2011, in which case the termination fee payable to Parent in this circumstance would be $37.5 million.
     The Merger Agreement also provides for the Company’s payment to Parent of a $52.5 million termination fee and the reimbursement of certain of Parent’s and Purchaser’s out-of-pocket expenses not to exceed $7.5 million in certain circumstances where Parent has the right to terminate the Merger Agreement (provided that any reimbursement of expenses is credited against the payment of the termination fee). In no event would the Company be obligated to pay more than one termination fee. See our 8-K filed with the Securities and Exchange Commission on January 27th, 2011, for further information.
     Four putative class action lawsuits have been filed in connection with the Offer and the Merger: (i) Norbert Schaefer v. Terremark Worldwide, Inc., et. al. (Case No. 11-03279-CA-32), filed on January 31, 2011, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida; (ii) Eileen Stackewicz v. Terremark Worldwide, Inc., et al. (Case No. 11-03106-CA-40), filed on February 1, 2011, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida; (iii) Michael Jiannaras v. Terremark Worldwide, Inc., et al. (Case No. 11-03471-CA-40), filed on February 2, 2011, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida; and (iv) Thom Hogan v. Terremark Worldwide, Inc., et al. (Case No. 1:11-cv-2036), filed on February 2, 2011 in the United States District Court, Southern District of Florida, Miami Division.
     All four suits name the Company, the members of the board of directors, Parent and Purchaser as defendants. All four lawsuits are brought by purported holders of the Company’s common stock, both individually and on behalf of a putative class of the Company’s stockholders, alleging that the Company’s board of directors breached its fiduciary duties in connection with the Offer and the Merger by purportedly failing to maximize stockholder value, and that the Company, Parent, and Purchaser aided and abetted the alleged breaches. All four lawsuits seek equitable relief, including, among other things, to enjoin consummation of the Offer and the Merger, rescission of the Merger Agreement and an award of all costs, including reasonable attorneys’ fees. The Hogan complaint additionally seeks compensatory and/or recissory damages. The Company believes that these lawsuits are without merit and intends to vigorously defend against them; however, there can be no assurance that the Company will be successful in its defense. Due to the preliminary nature of all four suits, we are unable at this time to estimate their outcome.

          ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 based on our current expectations, assumptions, and estimates about us and our industry. These forward-looking statements involve risks and uncertainties. Words such as “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. All statements other than statements of historical facts, including, among others, statements regarding our future financial position, business strategy, projected levels of growth, projected costs and projected financing needs, are forward-looking statements. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several important factors including, without limitation that our anticipated acquisition by Verizon Communications Inc., including the related tender offer for our common stock, will not be consummated, potentially resulting in, among other things, our incurrence of termination fee payment obligations, disruption to our operations and execution of our business plan, harm to our relationships with employees, customers and potential customers, and reputational harm, that we may be further impacted by slowdowns, postponements or cancellations in our client’s businesses or deterioration in the financial condition of our clients, a history of losses, competitive factors, uncertainties inherent in government contracting, inquiries and investigations conducted by government agencies with respect to our government contracts, concentration of business with a small number of clients, the ability to service debt, substantial leverage, material weaknesses in our internal controls and our disclosure controls, energy costs, the interest rate environment, failure to successfully implement expansion plans or integrate acquired businesses into our operations, one-time events and other factors more fully described in “Risk Factors” and elsewhere in this report. The forward-looking statements made in this report relate only to events as of the date on which the statements are made. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely upon forward-looking statements as predictions of future events. Except as required by applicable law, including the securities laws of the United States, and the rules and regulations of the Securities and Exchange Commission, we do not plan and assume no obligation to publicly update or revise any forward-looking statements contained herein after the date of this report, whether as a result of any new information, future events or otherwise.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
     Our business is characterized by long term contracts, which provide for monthly recurring revenue from a diversified customer base. Our customer contracts are generally three years in duration and for the nine and three months ended December 31, 2010, approximately 93% and 94%, respectively of our overall revenue was recurring.
     Our principal executive office is located at 2 South Biscayne Boulevard, Suite 2800, Miami, Florida 33131. Our telephone number is (305) 961-3200.
Recent Events
     On November 16, 2010, we completed our offering of $75.0 million aggregate principal amount of 9.5% Senior Secured Second Lien Notes. The 9.5% Senior Secured Second Lien Notes are our general secured obligations, secured by second-priority liens on the collateral securing the 9.5% Senior Secured Second Lien Notes and are effectively junior to our outstanding $470.0 million aggregate principal amount of 12.0% Senior Secured Notes, due 2017, to the extent of the value of the collateral. The 9.5% Senior Secured Second Lien Notes bear interest at 9.5% per annum, payable in arrears on May 15 and November 15 of each year, commencing May 15, 2011.
     On January 27, 2011, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Verizon Communications Inc., a Delaware corporation (“Parent”), and Verizon Holdings Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Purchaser”).
     Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Purchaser will commence a tender offer (the “Offer”) no earlier than the tenth (10th) business day and no later than the fifteenth (15th) business day following January 27, 2011 to acquire all outstanding shares of common stock, par value $0.001 per share, of the Company (“Common Stock”) at a purchase price of $19.00 per share, net to the seller in cash, less any required withholding taxes. The Merger Agreement further provides that, following completion of the Offer, Purchaser will merge with and into the Company, with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Parent (the “Merger”).
Results of Operations
Results of Operations for the Three Months Ended December 31, 2010 as Compared to the Three Months Ended December 31, 2009.
     Revenues. The following charts provide certain information with respect to our revenues:

	Three Months Ended
	December 31,
	2010	2009
United States	83%	84%
International	17%	16%

	100%	100%

	Three Months Ended December 31,
	2010		2009
Revenues consist of (in thousands):
Colocation	$43,053	46%	$27,896	38%
Managed and professional services	41,453	44%	39,908	54%
Exchange point services	5,596	6%	4,793	6%
Equipment resales	4,173	4%	1,675	2%

	$94,275	100%	$74,272	100%

     The $20.0 million, or 27%, increase in revenues for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009 is mainly due to both an increase in our deployed customer base and an expansion of services to existing customers. Our deployed customer base increased to 1,355 customers as of December 31, 2010 from approximately 1,300 customers as of December 31, 2009. Revenues consist of:
•	colocation services, such as licensing of space and provision of power;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
•	managed and professional services, such as network management, managed web hosting, outsourced network operating center services, network monitoring, procurement of connectivity, managed router services, secure information services, technical support and consulting;

•	exchange point services, such as peering and cross connects; and

•	procurement and installation of equipment.
     The $15.2 million, or 54%, increase in colocation revenue for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009 is primarily the result of an increase in our utilization of total net colocation space to 38.7% as of December 31, 2010 from 23.4% as of December 31, 2009. Our utilization of total net colocation space represents space billed to customers as a percentage of total space built-out and available to customers. For comparative purposes, space added during the twelve months ended December 31, 2010 was assumed to be also available as of December 31, 2009.
     The $1.5 million, or 4%, increase in managed and professional services revenue for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009 is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.
     The $0.8 million, or 17%, increase in exchange point services revenue for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009 is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased to 10,086 as of December 31, 2010 from 8,883 as of December 31, 2009.
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
     Costs of Revenues. Costs of revenues, excluding depreciation and amortization, increased $6.2 million, or 15%, to $48.1 million for the three months ended December 31, 2010, from $41.9 million for the three months ended December 31, 2009. Cost of revenues, excluding depreciation and amortization, consists mainly of operations personnel, fees to third party service providers, procurement of connectivity and equipment, technical and colocation space costs, electricity, chilled water, insurance, property taxes, and security services. The increase was mainly due to increases of $1.5 million in certain variable costs, such as electricity, chilled water, and maintenance as a result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space discussed above. We also had increases of $1.5 million in personnel costs, $1.1 million in technical and colocation space costs, and $1.1 million in the procurement of equipment resales.
     The $1.5 million increase in personnel costs was mainly due to an increase in our operations and engineering staffing from 564 employees as of December 31, 2009 to 662 employees as of December 31, 2010, which has been driven primarily by expansion of operations across our various locations. The $1.1 million increase in technical and colocation space costs was primarily the result of new colocation space in Dallas, Texas. The $1.1 million increase in costs of equipment resales for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009 is consistent with the increase in related revenues.
     General and Administrative Expenses. General and administrative expenses increased $3.4 million, or 39%, to $12.2 million for the three months ended December 31, 2010 from $8.8 million for the three months ended December 31, 2009. General and administrative expenses consist primarily of administrative personnel, professional service fees, rent, and other general corporate expenses. The $3.4 million increase in general and administrative expenses was mainly due to an increase in administrative personnel costs of $3.0 million and travel costs of $0.3 million. Personnel costs include payroll and share-based compensation.
     The $3.0 million increase in administrative personnel costs is the result of a $1.6 million increase in share-based compensation, and an increase in headcount from 152 administration employees as of December 31, 2009 to 172 administration employees as of December 31, 2010.
     Sales and Marketing Expenses. Sales and marketing expense increased $3.1 million, or 43%, to $10.3 million for the three months ended December 31, 2010 as compared to $7.2 million for the three months ended December 31, 2009. The $3.1 million increase in sales and marketing expense was mainly due to a $2.3 million increase in payroll and sales commissions, and a $0.5 million increase in certain other costs such as marketing and travel expenses. The $2.3 million increase in payroll and sales commissions was mainly due to an increase in headcount from 104 sales and marketing employees as of December 31, 2009 to 139 sales and marketing employees as of December 31, 2010 coupled with an increase in sales commissions due to increased customer deployments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
          Depreciation and Amortization Expenses. Depreciation and amortization expense increased $4.9 million, or 50% to $14.6 million for the three months ended December 31, 2010 from $9.7 million for the three months ended December 31, 2009. The increase is the result of capital expenditures mostly related to the expansion of our data center footprint and upgrades to the infrastructure of our current footprint.
          Interest Expense. Interest expense increased $3.2 million, or 23%, to $16.9 million for the three months ended December 31, 2010 from $13.7 million for the three months ended December 31, 2009. This increase is due to higher average outstanding debt balance for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.
          Change in Fair Value of Derivatives. For the three months ended December 31, 2010, we recognized expense of $6.5 million as compared to an expense of $0.4 million for the three months ended December 31, 2009, mainly due to the change in the fair value of our derivatives following our entry into the Merger Agreement on January 27, 2011. See Note 22 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
Results of Operations for the Nine Months Ended December 31, 2010 as Compared to the Nine Months Ended December 31, 2009.
          Revenues. The following charts provide certain information with respect to our revenues:

	Nine Months Ended
	December 31,
	2010	2009
United States	84%	86%
International	16%	14%

	100%	100%

	Nine Months Ended December 31,
	2010		2009
Revenues consist of (in thousands):
Colocation	$113,373	44%	$81,113	39%
Managed and professional services	119,875	46%	109,850	52%
Exchange point services	15,640	6%	13,848	7%
Equipment resales	9,308	4%	5,025	2%

	$258,196	100%	$209,836	100%

          The $48.4 million, or 23% increase in revenues for the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009 is mainly due to both an increase in our deployed customer base and an expansion of services to existing customers. Our deployed customer base increased to 1,355 customers as of December 31, 2010 from approximately 1,300 customers as of December 31, 2009. Revenues consist of:
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
          The $32.2 million, or 40% increase in colocation revenue for the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009 is primarily the result of an increase in our utilization of total net colocation space to 38.7% as of December 31, 2010 from 23.4% as of December 31, 2009. Our utilization of total net colocation space represents space billed to customers as a percentage of total space built-out and available to customers. For comparative purposes, space added during the nine months ended December 31, 2010 was assumed to be also available as of December 31, 2009.
          The $10.0 million, or 9% increase in managed and professional services revenue for the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009 is primarily the result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, as discussed above.
          The $1.8 million, or 13% increase in exchange point services revenue for the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009 is mainly due to an increase in cross-connects billed to customers. Cross-connects billed to customers increased to 10,086 as of December 31, 2010 from 8,883 as of December 31, 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
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
          Costs of Revenues. Costs of revenues, excluding depreciation and amortization, increased $17.4 million, or 15%, to $135.8 million for the nine months ended December 31, 2010 from $118.4 million for the nine months ended December 31, 2009. Cost of revenues, excluding depreciation and amortization, consists mainly of operations personnel, fees to third party service providers, procurement of connectivity and equipment, technical and colocation space costs, electricity, chilled water, insurance, property taxes, and security services. The increase was mainly due to increases of $6.7 million in certain variable costs such as electricity, chilled water, bandwidth, security services, and maintenance as a result of an increase in orders from both existing and new customers as reflected by the growth in our customer base and utilization of space, discussed above. We also had increases of $3.6 million in personnel costs, $3.1 million in the procurement of equipment resales, and $2.9 million in technical and colocation space costs.
          The $3.6 million increase in personnel costs was mainly due to an increase in our operations and engineering staffing from 564 employees as of December 31, 2009 to 662 employees as of December 31, 2010, which has been driven primarily by expansion of operations across our various locations. The $3.1 million increase in costs of equipment resales for the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009 is consistent with the increase in related revenues. The $2.9 million increase in colocation space costs was primarily the result of new colocation space in Dallas, Texas, and Sao Paulo, Brazil.
          General and Administrative Expenses. General and administrative expenses increased $8.4 million, or 33%, to $33.9 million for the nine months ended December 31, 2010 from $25.5 million for the nine months ended December 31, 2009. General and administrative expenses consist primarily of administrative personnel, professional service fees, rent, and other general corporate expenses. The $8.4 million increase in general and administrative expenses was mainly due to an increase in administrative personnel costs of $5.7 million and professional fees of $0.9 million, which includes accounting, legal and other services. Personnel costs include payroll and share-based compensation.
          The $5.7 million increase in administrative personnel costs is the result of a $3.6 million of increase in share-based compensation, and an increase in headcount from 152 administration employees as of December 31, 2009 to 172 administration employees as of December 31, 2010.
          Sales and Marketing Expenses. Sales and marketing expensed increased $9.6 million or 49% to $29.2 million for the nine months ended December 31, 2010 from $19.6 million for the nine months ended December 31, 2009. The $9.6 million increase is mainly due to $6.2 million of payroll and sales commissions, $1.5 million in bad debt expense, $0.9 in marketing costs and $0.6 million of travel expenses. The $6.2 million increase in payroll and sales commissions was the result of an increase in headcount from 104 sales and marketing employees as of December 31, 2009 to 139 sales and marketing employees as of December 31, 2010 coupled with an increase in sales commissions due to increased customer deployments.
          Depreciation and Amortization Expenses. Depreciation and amortization expense increased $11.7 million, or 43% to $39.2 million for the nine months ended December 31, 2010 from $27.5 million for the nine months ended December 31, 2009. The increase is the result of capital expenditures mostly related to the expansion of our data center footprint and upgrades to the infrastructure of our current footprint.
          Interest Expense. Interest expense increased $8.9 million, or 24%, to $45.5 million for the nine months ended December 31, 2010 from $36.6 million for the nine months ended December 31, 2009. This increase is due to higher average outstanding debt balance for the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009.
          Loss on Early Extinguishment of Debt. For the nine months ended December 31, 2009, we incurred a non-cash loss on the early extinguishment of debt of $10.3 million due to our repayment on June 24, 2009 of our first and second lien senior secured credit facilities, aggregating $250.0 million in face amount, with a portion of the proceeds from our concurrent issuance of $420.0 million 12.0% Senior Secured Notes due 2017.
          Change in Fair Value of Derivatives. For the nine months ended December 31, 2010, we recognized expense of $6.4 million as compared to an expense of $1.8 million for the nine months ended December 31, 2009, mainly due to the change in the fair value of our derivatives following our entry into the Merger Agreement on January 27, 2011. See Note 22 to our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
          As of December 31, 2010, our principal source of liquidity was our $68.9 million in unrestricted cash and cash equivalents and our $61.6 million in accounts receivable. On April 28, 2010, we issued an additional $50.0 million aggregate principal amount of our 12% Senior Secured Notes due 2017, which, together with the $420.0 million aggregate principal amount of our 12% Senior Secured Notes due 2017 that we issued on June 25, 2009, comprise a single class of notes. Additionally, on November 16, 2010, we issued $75.0 million aggregate principal amount of our 9.5% Senior Secured Second Lien Notes. We anticipate that we will generate sufficient cash flows from operations to fund our capital expenditures and debt service in connection with our currently identified business objectives.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
          For fiscal year 2011, we anticipate capital expenditures of approximately $115.0 to $120.0 million, with $73.0 million related to the completion of the second and third data centers on our NCR campus in Culpeper, Virginia, $23.0 million to upgrade our technology and service delivery platforms, $13.0 million to finish funding phase 1 of our expansion in Santa Clara, California, $7.0 million for expansion at our Miami NAP, and $4.0 million related to our international operations. We anticipate funding these expenditures with current and future unrestricted cash and other possible resources such secured borrowing and other such options. See “Risk Factors —We may encounter difficulties implementing our expansion plan” contained in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
          While we believe we have a strong customer base and have experienced strong collections in the past, if the current market conditions deteriorate we may experience increased churn in our customer base, including reductions in their commitments to us, which could have a material adverse effect on our liquidity.
     Sources and Uses of Cash
          Cash provided by operations for the nine months ended December 31, 2010 was $1.6 million as compared to cash used in operations of $9.9 million for the nine months ended December 31, 2009. The increase in cash provided by operations is mainly due to timing of cash collections and vendor payments.
          Cash used in investing activities for the nine months ended December 31, 2010 was $115.3 million compared to cash used in investing activities of $92.6 million for the nine months ended December 31, 2009. This increase is the result of higher capital expenditures mostly related to the expansions of our NCR data center campus in Culpeper, Virginia, upgrades to our technology and service delivery platforms, upgrades to our infrastructure in Miami, Florida and the expansion of our footprint in Santa Clara, California.
          Cash provided by financing activities for the nine months ended December 31, 2010 was $128.2 million compared to cash provided by financing activities of $109.3 million for the nine months ended December 31, 2009. The increase in cash provided by financing activities is primarily due to the current proceeds received from our $50.0 million 12% Senior Secured Notes, $75 million 9.5% Senior Secured Second Lien Notes, and financing lease of our Amsterdam, Netherlands property which resulted in net proceeds of $7.0 million, compared to the prior year proceeds received from our $420.0 million 12% Senior Secured Notes, the issuance of four million shares of our common stock for approximately $20.0 million, and the $290.9 million in repayments of the first lien and second lien credit agreements, 9% Senior Convertible Debt and Series B Notes.
     Debt Obligations
          As of December 31, 2010, we had total liabilities of approximately $701.1 million, of which $75.0 million is due within one year.
     Senior Secured Notes
          On June 24, 2009 and April 28, 2010, we issued an aggregate principal amount of $420.0 million and $50.0 million, respectively, of our 12.0% Senior Secured Notes due 2017 (collectively, the “12% Senior Secured Notes”), and, on November 16, 2010, we issued $75.0 million aggregate principal amount of our 9.5% Senior Secured Second Lien Notes, due 2013 (the “9.5% Senior Secured Second Lien Notes” and, together with the 12% Senior Secured Notes, the “Secured Notes”), all of which Secured Notes are guaranteed by substantially all of our domestic subsidiaries (the “Guarantors”).
          The 12% Senior Secured Notes and the 9.5% Senior Secured Second Lien Notes are secured by a first priority security interest and a second priority security interest, respectively, in substantially all of the assets of us and the Guarantors, including a pledge of 100% of all outstanding capital stock of each of our domestic subsidiaries, excluding Terremark Federal Group, Inc. and Technology Center of the Americas, LLC, and 65% of all outstanding capital stock of substantially all of our foreign subsidiaries, subject to certain customary exceptions relating to our ability to remove the pledge with respect to certain significant subsidiaries which would otherwise result in additional audit requirements under SEC accounting rules. The 12% Senior Secured Notes bear interest at 12.0% per annum, payable on December 15 and June 15 of each year, and the 9.5% Senior Secured Second Lien Notes bear interest at 9.5% per annum, payable on May 15 and November 15 of each year, beginning May 15, 2011. In the event of a change in control of the Company, we must offer to purchase all of the Secured Notes then outstanding at a price equal to 101% of their principal amount, plus accrued interest (if any), to the date of repurchase.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
          The terms of the indentures governing the Secured Notes generally limit our ability and the ability of our subsidiaries to, among other things: (i) make restricted payments; (ii) incur additional debt and issue preferred or disqualified stock; (iii) create liens; (iv) create or permit to exist restrictions on our ability or the ability of our restricted subsidiaries to make certain payments or distributions; (v) engage in sale-leaseback transactions; (vi) engage in mergers or consolidations or transfer all or substantially all of our assets; (vii) make certain dispositions and transfers of assets; and (viii) enter into transactions with affiliates. If the Secured Notes are assigned an investment grade rating by both Moody’s and S&P (Standard & Poor’s), and provided that no default has occurred and is continuing, certain of the restrictions would be suspended, including, but not limited to, restrictions on the incurrence of debt, restricted payments, transactions with affiliates and certain restrictions on mergers, consolidations and sales of assets.
          Any additional indebtedness permitted under the indentures governing the Secured Notes may be secured by parity liens on the collateral securing the Secured Notes, provided that our secured leverage ratio does not exceed 3:75 to 1 on a pro-forma basis as if we had incurred such indebtedness at and as of the beginning of our most recently completed four fiscal quarters for which internal financial statements are available.
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
          The 6.625% senior convertible notes provide for a make whole premium payable upon conversions occurring in connection with a change in control in which at least 10% or more of the consideration is cash, which can result in our issuing up to 5,085,334 additional shares of our common stock upon such conversions.
     Debt Covenants
          The provisions of our debt contain a number of covenants that limit or restrict our ability to incur more debt or liens, pay dividends, enter into transactions with affiliates, merge or consolidate with others, dispose of assets or use asset sale proceeds, make acquisitions or investments, enter into hedging activities, make capital expenditures and repurchase stock, subject to financial measures and other conditions. Our ability to incur additional indebtedness and liens and make certain restricted payments and investments depends on our ability to achieve the financial ratios provided in the indentures governing our Secured Notes.
          Our failure to comply with the obligations contained in the indentures governing our debt could result in an event of default under such indentures. The respective indentures governing our 6.625% senior convertible notes and the Secured Notes contain cross-default provisions, pursuant to which certain events of default under one indenture could trigger an event of default under the other indentures. An event of default under any such indenture, if not cured or waived, could permit acceleration of the indebtedness or other indebtedness, which could have a material adverse effect on our liquidity, cash flows and results of operations.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

	Capital Lease	Operating	Convertible	Secured
	Obligations	Leases	Debt	Loans	Total
2011 (three months remaining)	$3,246	$4,725	$—	$—	$7,971
2012	11,212	17,555	3,789	63,505	96,061
2013	8,840	13,128	3,789	63,525	89,282
2014	3,995	12,979	59,086	138,525	214,585
2015	1,447	12,925	—	56,400	70,772
2016 and thereafter	15,152	42,974	—	611,000	669,126

	$43,892	$104,286	$66,664	$932,955	$1,147,797

          See Liquidity above.
     Recent Accounting Pronouncements
          See Note 2, “Summary of Significant Accounting Policies,” in the accompanying condensed consolidated financial statements for a discussion of Recent Accounting Pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     At December 31, 2010, our exposure to market risk related primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of short-term fixed interest rate securities. We invest only with high credit quality issuers, and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material impact on the fair value of our investment portfolio.
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
     Our Secured Notes and 6.625% Senior Convertible Notes have fixed interest rates and, accordingly, we are not exposed to interest rate or market risk on those instruments.
     Our carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable approximations of their fair value.
     For the nine months ended December 31, 2010, approximately 84% of our recognized revenue was denominated in U.S. dollars, generated mostly from customers in the U.S., and our exposure to foreign currency exchange rate fluctuations was minimal. In the future, a larger portion of our revenues may be derived from operations outside of the U.S. and may be denominated in foreign currency. As a result, future operating results or cash flows could be increasingly impacted due to currency fluctuations relative to the U.S. dollar.
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
     Some of our operating costs are subject to price fluctuations caused by the volatility of underlying commodity prices. The commodity most likely to have an impact on our results of operations in the event of significant price change is electricity. We closely monitor the cost over of electricity, and, to the extent that electricity costs rise, we have the ability to pass these additional power costs through our customers that utilize this power. We do not employ forward contracts or other financial instruments to hedge commodity price risk.
ITEM 4. CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, Terremark carried out an evaluation, under the supervision and with the participation of Terremark’s management, including Terremark’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Terremark’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2010, Terremark’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed in the reports Terremark files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.
(b) Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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
     Four putative class action lawsuits have been filed in connection with the Offer and the Merger: (i) Norbert Schaefer v. Terremark Worldwide, Inc., et. al. (Case No. 11-03279-CA-32), filed on January 31, 2011, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida; (ii) Eileen Stackewicz v. Terremark Worldwide, Inc., et al. (Case No. 11-03106-CA-40), filed on February 1, 2011, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida; (iii) Michael Jiannaras v. Terremark Worldwide, Inc., et al. (Case No. 11-03471-CA-40), filed on February 2, 2011, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida; and (iv) Thom Hogan v. Terremark Worldwide, Inc., et al. (Case No. 1:11-cv-2036), filed on February 2, 2011 in the United States District Court, Southern District of Florida, Miami Division.
     All four suits name us, the members of our board of directors, Parent and Purchaser as defendants. All four lawsuits are brought by purported holders of our common stock, both individually and on behalf of a putative class of our stockholders, alleging that our board of directors breached its fiduciary duties in connection with the Offer and the Merger by purportedly failing to maximize stockholder value, and that we, Parent, and Purchaser aided and abetted the alleged breaches. All four lawsuits seek equitable relief, including, among other things, to enjoin consummation of the Offer and the Merger, rescission of the Merger Agreement and an award of all costs, including reasonable attorneys’ fees. The Hogan complaint additionally seeks compensatory and/or recissory damages. We believe that these lawsuits are without merit and intend to vigorously defend against them; however, there can be no assurance that we will be successful in our defense. Due to the preliminary nature of all four suits, we are unable at this time to estimate their outcome.
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
Risks Related to Our Pending Merger with Verizon and the Related Tender Offer.
Completion of the Offer and the Merger are subject to various conditions, and neither the Offer nor the Merger may occur even if we obtain stockholder approval.
     Consummation of the Offer and Merger is subject to customary conditions, including, in the case of the Merger, adoption of the Merger Agreement by our stockholders in certain circumstances, the absence of legal restraints and the receipt of requisite antitrust approval. Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to certain qualifications and exceptions) and the performance in all material respects of the other party’s covenants under the Merger Agreement, including, with respect to us, customary covenants regarding operation of our and our subsidiaries’ respective business prior to closing. As a result of these conditions, we cannot assure you that either the Offer or the Merger will be completed, even if stockholder approval of the Merger is required and obtained. If the Merger is not completed for any reason, we expect that we would continue to be managed by our current management, under the direction of our board of directors.
The Merger process could adversely affect our business, share price, reputation and results of operations.
     Our efforts to complete the Merger could cause substantial disruptions in our business, which could have an adverse effect on our financial results. Among other things, uncertainty as to whether a transaction will be completed with Verizon may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the merger is pending, because employees may experience uncertainty about their future roles with Verizon.
     Uncertainty as to the our future could adversely affect our business, reputation and our relationship with customers and potential customers. For example, vendors, customers and others that deal with us could defer decisions concerning working with us, or seek to change existing business relationships with us. Further, a substantial amount of the attention of management and employees is being directed toward the completion of the Merger and thus is being diverted from our day-to-day operations because matters related to the Merger (including integration planning) require substantial commitments of time and resources.
     If the proposed Offer and/or Merger is not completed, the share price of our common stock will likely fall to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances described in the Merger Agreement, we may be required to pay a termination fee of up to $52.5 million if the Merger Agreement is terminated. Further, the failure of the proposed Merger to be completed may result in negative publicity and/or a negative impression of us in the investment community and may affect our relationship with employees, vendors and other partners in the business community.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
     While the Merger Agreement is in effect, we are subject to restrictions on our business activities and must generally operate our business in the ordinary course consistent with past practice (subject to certain exceptions). These restrictions could prevent us from pursuing attractive business opportunities that arise prior to the completion of the Merger and are generally outside the ordinary course of business, and otherwise have a material adverse effect on our future results of operations or financial condition.
We are subject to litigation related to the pending Merger.
     Four putative class action lawsuits have been filed in connection with the Offer and the Merger: (i) Norbert Schaefer v. Terremark Worldwide, Inc., et. al. (Case No. 11-03279-CA-32), filed on January 31, 2011, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida; (ii) Eileen Stackewicz v. Terremark Worldwide, Inc., et al. (Case No. 11-03106-CA-40), filed on February 1, 2011, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida; (iii) Michael Jiannaras v. Terremark Worldwide, Inc., et al. (Case No. 11-03471-CA-40), filed on February 2, 2011, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida; and (iv) Thom Hogan v. Terremark Worldwide, Inc., et al. (Case No. 1:11-cv-2036), filed on February 2, 2011 in the United States District Court, Southern District of Florida, Miami Division.
     All four suits name us, the members of our board of directors, Parent and Purchaser as defendants. All four lawsuits are brought by purported holders of our common stock, both individually and on behalf of a putative class of our stockholders, alleging that our board of directors breached its fiduciary duties in connection with the Offer and the Merger by purportedly failing to maximize stockholder value, and that we, Parent, and Purchaser aided and abetted the alleged breaches. All four lawsuits seek equitable relief, including, among other things, to enjoin consummation of the Offer and the Merger, rescission of the Merger Agreement and an award of all costs, including reasonable attorneys’ fees. The Hogan complaint additionally seeks compensatory and/or recissory damages.
     While we believe that the claims made in these lawsuits are without merit and intend to defend such claims vigorously, there can be no assurance that we will prevail in our defense. Further, it is possible that additional claims beyond those that have already been filed will be brought by the current plaintiffs or by others in an effort to enjoin the proposed Offer or Merger or seek monetary relief from us. An unfavorable resolution of any such litigation surrounding the proposed Offer or Merger could delay or prevent the consummation of either the proposed Offer or Merger. In addition, the cost to us of defending the litigation, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. Due to the preliminary nature of all four suits, we are unable at this time to estimate their outcome.
We have incurred substantial losses in the past and expect to continue to incur additional losses in the future, which may reduce our ability to raise capital.
     For the nine and three months ended December 31, 2010, we incurred a net loss of $32.9 million and $14.8 million, respectively. The net loss for the nine and three months ended December 31, 2010, included $6.4 million and $6.5 million of non-cash income on change in fair value of derivatives, respectively. For the years ended March 31, 2010 and 2009, we incurred net losses of $31.7 million and $10.6 million, respectively. The net loss for the year ended March 31, 2010 included a $1.5 million non-cash loss on change in fair value of derivatives and a $10.3 million non-cash loss on the early extinguishment of debt, respectively. The net loss for the year ended March 31, 2009 included a $3.9 million non-cash loss on change in fair value of derivatives. We are currently investing heavily in our expansion of our datacenters in Culpeper, Virginia, upgrades to support our infrastructure in Miami, Florida and expansion in Santa Clara, California. As a result, we will incur higher depreciation and other operating expenses that will negatively impact our ability to achieve and sustain profitability unless and until these new facilities generate enough revenue to exceed their operating costs and cover additional overhead needed to scale our business to the anticipated growth. Although our goal is to achieve profitability, there can be no guarantee that we will become profitable, and we may continue to incur additional losses. Even if we achieve profitability, given the competitive nature of the industry in which we operate, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our continuing losses may limit our ability to raise needed financing, or to do so on favorable terms, for various reasons including that those losses are taken into account by the organizations that issue investment ratings on our indebtedness.
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
     For the nine months ended December 31, 2010 and the fiscal year ended March 31, 2010, revenues from contracts with the federal sector constituted approximately 21% and 24%, respectively, of our revenues. Generally, U.S. government contracts are subject to oversight audits by government representatives, to profit and cost controls and limitations and to provisions permitting modification or termination, in whole or in part, without prior notice, at the government’s convenience. Government contracts typically have an initial term of one year and renewals are at the discretion of the U.S. government. In some cases, government contracts are subject to the uncertainties surrounding congressional appropriations or agency funding. Our failure to renew or replace U.S. government contracts when they expire could have a material adverse effect on our business, financial condition and results of operations.
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
     For the nine months ended December 31, 2010, and 2009 we derived approximately 21% and 22% of our revenues and for the years ended March 31, 2010 and 2009 we derived approximately 24% of our revenues from the federal sector, respectively. Because we derive a large percentage of our revenues from a few major customers, our revenues could significantly decline if we lose one or more of these customers or if the amount of business we obtain from them is reduced.
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
     For the nine months ended December 31, 2010 and 2009, 16% and 14% of our total revenue and for the years ended March 31, 2010 and 2009, 15% and 13% of our total revenue, respectively was generated in countries outside of the United States. Some risks inherent in conducting business internationally include:

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
     We have a substantial amount of indebtedness. As of December 31, 2010, we have debt totaling approximately $604.0 million, of which $8.4 million is current and payable during the twelve months ending December 31, 2011. As of March 31, 2010, we had debt totaling approximately $456.6 million, of which $4.9 million was current and payable during the twelve months ending March 31, 2011. For a description of our outstanding debt, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Our substantial indebtedness could have important consequences, including, but not limited to:
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
     Subject to specified limitations, the Indenture governing our senior secured notes permits us to incur additional indebtedness, including indebtedness secured equally and ratably by first priority liens on the same collateral securing the notes. In addition, any future credit facility or other agreement governing our indebtedness may allow us to incur additional indebtedness, including secured indebtedness. If new indebtedness is added to our current indebtedness, the risks described above could intensify.
We will require a significant amount of cash to fund our debt service, working capital needs and our expansion plans, and our ability to generate sufficient cash depends upon many factors, some of which are beyond our control
     Our ability to make payments on our indebtedness, including the senior secured notes, fund working capital needs and fulfill our expansion plans depends on our ability to generate adequate cash flow. To some extent, our ability to generate adequate cash flow is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations at sufficient levels or that our cash needs will not increase. If we are unable to generate sufficient cash flow from operations to service our indebtedness and meet our other needs, we may have to refinance all or a portion of our existing indebtedness, or obtain additional financing, either of which may not be available on favorable terms, or at all. Our 12.0% Senior Secured Notes due 2017 contain a “make whole” premium that may make refinancing such indebtedness cost prohibitive.

Additionally, redemption of our 9.5% Senior Secured Second Lien Notes due 2013 would currently require that we pay a four percent premium to par. Alternatively, we may have to reduce expenditures that we deem necessary to our business or sell assets, which may further reduce our ability to generate cash and may reduce the amount of collateral securing the notes.
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
     The market for our equity securities has been extremely volatile (ranging from $6.17 per share to $13.61 per share, during the 52-week trading period ended December 31, 2010). Our stock price could suffer in the future as a result of any failure to meet the expectations of public market analysts and investors about our results of operations from quarter to quarter. The factors that could cause the price of our common stock in the public market to fluctuate significantly include the following:
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
     The sale or availability for sale of substantial amounts of our common stock could adversely impact its price. Our certificate of incorporation authorizes us to issue 100,000,000 shares of common stock. On December 31, 2010, there were approximately 67.4 million shares of our common stock issued and outstanding, also there are shares of our common stock reserved for issuance pursuant to our 6.625% Senior Convertible Notes, options, nonvested stock and warrants to purchase our common stock, which consist of:
•	4,575,200 shares of our common stock reserved for issuance upon conversion of our 6.625% Senior Convertible Notes, plus up to an additional 5,085,334 reserved for issuance in the event of certain change in control transactions in which at least 10% or more of the consideration paid to our stockholders is in cash;

•	2,058,476 shares of our common stock issuable upon exercise of options;

•	3,154,791 shares of our nonvested stock; and

•	2,016,637 shares of our common stock issuable upon exercise of warrants.
     Accordingly, a substantial number of additional shares of our common stock are likely to become available for sale in the foreseeable future, which may have an adverse impact on our stock price.
Our common shares are thinly traded and, therefore, relatively illiquid.
     While our common shares trade on the NASDAQ, our stock is thinly traded (approximately 0.8%, or 508,615 shares, of our stock traded on an average daily basis during the twelve months ended December 31, 2010) and you may have difficulty in selling your shares quickly. The low trading volume of our common stock is outside of our control, and may not increase in the near future or, even if it does increase in the future, may not be maintained.
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

          ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     None.
          ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None.
          ITEM 4. (REMOVED AND RESERVED).
          ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS.

Exhibit No.	Description
4.1	Indenture, dated November 16, 2010, by and among the Company, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”), filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 22, 2010 (the “November 8-K”) and incorporated herein by reference.

4.2	Form of Second Lien Note, filed as Exhibit 4.1 to the November 8-K and incorporated herein by reference.

10.1	Registration Rights Agreement, dated November 16, 2010, by and among the Company, the Guarantors and Credit Suisse Securities (USA) LLC, as initial purchaser, filed as Exhibit 10.1 to the November 8-K and incorporated herein by reference.

10.2	Second Lien Security Agreement, dated November 16, 2010, by and among the Company, the Guarantors and U.S. Bank National Association, as collateral trustee (the “Collateral Trustee”), filed as Exhibit 10.2 to the November 8-K and incorporated herein by reference.

10.3	Second Lien Intellectual Property Security Agreement, dated November 16, 2010, by and among the Company, the Guarantors and the Collateral Trustee, filed as Exhibit 10.3 to the November 8-K and incorporated herein by reference.

10.4	Collateral Trust Joinder, dated November 16, 2010, by and between the Trustee and the Collateral Trustee, filed as Exhibit 10.5 to the November 8-K and incorporated herein by reference.

10.5	Additional Secured Debt Designation, dated November 16, 2010, by and between the Company and the Collateral Trustee, filed as Exhibit 10.6 to the November 8-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of February, 2011.

TERREMARK WORLDWIDE, INC.
	By:	/s/ MANUEL D. MEDINA
Manuel D. Medina
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: February 4, 2011
	By:	/s/ JOSE A. SEGRERA
Jose A. Segrera Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 4, 2011

EXHIBIT INDEX

Exhibit No.	Description
4.1	Indenture, dated November 16, 2010, by and among the Company, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”), filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 22, 2010 (the “November 8-K”) and incorporated herein by reference.

4.2	Form of Second Lien Note, filed as Exhibit 4.1 to the November 8-K and incorporated herein by reference.

10.1	Registration Rights Agreement, dated November 16, 2010, by and among the Company, the Guarantors and Credit Suisse Securities (USA) LLC, as initial purchaser, filed as Exhibit 10.1 to the November 8-K and incorporated herein by reference.

10.2	Second Lien Security Agreement, dated November 16, 2010, by and among the Company, the Guarantors and U.S. Bank National Association, as collateral trustee (the “Collateral Trustee”), filed as Exhibit 10.2 to the November 8-K and incorporated herein by reference.

10.3	Second Lien Intellectual Property Security Agreement, dated November 16, 2010, by and among the Company, the Guarantors and the Collateral Trustee, filed as Exhibit 10.3 to the November 8-K and incorporated herein by reference.

10.4	Collateral Trust Joinder, dated November 16, 2010, by and between the Trustee and the Collateral Trustee, filed as Exhibit 10.5 to the November 8-K and incorporated herein by reference.

10.5	Additional Secured Debt Designation, dated November 16, 2010, by and between the Company and the Collateral Trustee, filed as Exhibit 10.6 to the November 8-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002